Form 10-Q
period 1995-03-31
COMMERCIAL NET LEASE REALTY INC
filed 1995-05-11
CIK 751364

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1995
                               -----------------------------------

                               OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                      Commission file number
                              0-12989
                      ----------------------

                Commercial Net Lease Realty, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Maryland                            56-1431377
- -----------------------------       -------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-              Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                 32801
- -----------------------------       -------------------------------
(Address of principal                           (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X     No
                                                     ---------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

11,663,672 shares of Common Stock, $.01 par value, outstanding as of May 1, 1995.




                                    CONTENTS
                                    --------


Part I                                                                  Page
                                                                        ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                   1

             Condensed Statements of Earnings                           2

             Condensed Statements of Stockholders'
                 Equity                                                 3

             Condensed Statements of Cash Flows                         4-5

             Notes to Condensed Financial Statements                    6-7

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             8-11

Part II

  Other Information                                                     12-15


                        COMMERCIAL NET LEASE REALTY, INC.
                            CONDENSED BALANCE SHEETS

                                                  March 31,      December 31,
           ASSETS                                   1995             1994
                                                ------------     ------------
Land and buildings on operating
  leases, net of accumulated
  depreciation of $4,146,743 and
  $3,761,369                                    $108,864,682     $106,091,062
Net investment in direct financing
  leases                                          45,314,633       42,551,848
Cash and cash equivalents                          2,468,096        1,069,900
Receivables                                          251,783          389,238
Prepaid expenses                                     423,618          361,567
Loan costs, net of accumulated
  amortization of $133,567 and
  $83,058                                            434,642          441,690
Accrued rental income                              1,222,752          960,832
Other assets                                         241,167          344,571
                                                ------------     ------------

                                                $159,221,373     $152,210,708
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $ 22,100,000     $ 14,800,000
Accrued interest payable                               9,745           35,851
Accounts payable and accrued
  expenses                                           409,443          298,763
Real estate taxes payable                             40,729           33,649
Due to related parties                                28,901           81,962
Rents paid in advance and tenant
  deposits                                           291,465          295,781
                                                ------------     ------------
      Total liabilities                           22,880,283       15,546,006
                                                ------------     ------------

Commitments and contingencies
  (Note 2)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 30,000,000 shares;
    issued and outstanding
    11,663,672 shares                                116,637          116,637
  Capital in excess of par value                 138,629,751      138,629,751
  Accumulated dividends in excess
    of net earnings                               (2,405,298)      (2,081,686)
                                                ------------     ------------
      Total stockholders' equity                 136,341,090      136,664,702
                                                ------------     ------------

                                                $159,221,373     $152,210,708
                                                ============     ============

            See accompanying notes to condensed financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                                         Quarter Ended
                                                           March 31,
                                                      1995            1994
                                                   ----------      ----------
Revenues:
  Rental income from operating leases              $3,009,653      $1,534,821
  Earned income from direct financing
    leases                                          1,194,188         571,057
  Contingent rental income                            177,212         197,874
  Interest and other                                   34,393         112,611
                                                   ----------      ----------
                                                    4,415,446       2,416,363
                                                   ----------      ----------

Expenses:
  General operating and administrative                244,840         264,164
  Advisory fees to related party                      239,179         138,263
  Interest                                            415,645              -
  Taxes                                                21,046          58,186
  Depreciation and amortization                       435,883         243,939
                                                   ----------      ----------
                                                    1,356,593         704,552
                                                   ----------      ----------

Net earnings                                       $3,058,853      $1,711,811
                                                   ==========      ==========

Earnings per share of common stock                 $     0.26      $     0.22
                                                   ==========      ==========

Weighted average number of shares
  outstanding                                      11,663,672       7,663,672
                                                   ==========      ==========

            See accompanying notes to condensed financial statements.

                         COMMERCIAL NET LEASE REALTY, INC.
                   CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Quarter Ended March 31, 1995
                         and Year Ended December 31, 1994

                                                      Accumulated
                                                       dividends
                                          Capital in   in excess
                        Number   Common   excess of      of net
                      of shares  stock    par value     earnings      Total
                     ---------- -------- ------------ ----------- ------------
Balance at
  December 31, 1993   7,663,672 $ 76,637 $ 92,168,572 $(1,100,473)$ 91,144,736

Net earnings                 -        -            -    8,915,373    8,915,373

Dividends declared
  and paid ($1.14
  per share)                 -        -            -   (9,896,586)  (9,896,586)

Issuance of common
  stock               4,000,000   40,000   49,960,000          -    50,000,000

Stock issuance costs         -        -    (3,498,821)         -    (3,498,821)
                     ---------- -------- ------------ ----------- ------------

Balance at
  December 31, 1994  11,663,672  116,637  138,629,751  (2,081,686) 136,664,702

Net earnings                 -        -            -    3,058,853    3,058,853

Dividends declared
  and paid ($0.29
  per share)                 -        -            -   (3,382,465)  (3,382,465)
                     ---------- -------- ------------ ----------- ------------

Balance at
  March 31, 1995     11,663,672 $116,637 $138,629,751 $(2,405,298)$136,341,090
                     ========== ======== ============ =========== ============

             See accompanying notes to condensed financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Quarter Ended
                                                           March 31,
                                                     1995            1994
                                                 ------------    ------------
Cash flows from operating activities:
  Net earnings                                   $  3,058,853    $  1,711,811
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                    385,374         222,175
      Amortization                                     50,509          21,764
      Decrease in net investment in
        direct financing leases                        97,650          43,240
      Increase in accrued rental income              (261,920)       (162,073)
      Decrease in receivables                         102,340         113,261
      Increase in prepaid expenses                    (62,051)        (48,917)
      Decrease in other assets                          6,825              -
      Decrease in accrued interest payable            (26,106)             -
      Increase (decrease) in accounts
        payable and accrued expenses                  (45,436)         25,101
      Increase (decrease) in real estate
        taxes payable                                   7,080         (38,746)
      Increase (decrease) in due to
        related parties                               (48,207)         30,164
      Increase (decrease) in rents paid
        in advance and tenant deposits                 (4,316)          5,800
                                                 ------------    ------------
          Net cash provided by operating
            activities                              3,260,595       1,923,580
                                                 ------------    ------------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                               (2,851,052)     (7,724,042)
  Investment in direct financing leases            (2,830,935)     (8,559,456)
  Increase in other assets                            (67,509)       (366,507)
  Other                                                35,938          34,669
                                                 ------------    ------------
          Net cash used in investing
            activities                             (5,713,558)    (16,615,336)
                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from loan                                7,300,000              -
  Payment of loan costs                               (30,556)        (33,709)
  Payment of stock issuance costs                      (4,069)         (3,320)
  Payment of dividends                             (3,382,465)     (2,145,828)
  Other                                               (31,751)             -
                                                 ------------    ------------
          Net cash provided by (used in)
            financing activities                    3,851,159      (2,182,857)
                                                 ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                       1,398,196     (16,874,613)

Cash and cash equivalents at beginning
  of quarter                                        1,069,900      19,847,120
                                                 ------------    ------------

Cash and cash equivalents at end of
  quarter                                        $  2,468,096    $  2,972,507
                                                 ============    ============

Supplemental disclosures of non-cash
  investing and financing activities:

    Land, building and direct financing
      lease costs incurred and unpaid at
      end of quarter                             $    307,655    $    492,000
                                                 ============    ============

    Loan costs incurred and unpaid at
      end of quarter                             $     12,905    $         -
                                                 ============    ============

            See accompanying notes to condensed financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. (the "Company") for the year ended December 31, 1994.

      Earnings per share are calculated based upon the weighted average number of shares outstanding during each period. Stock options outstanding are not included since their inclusion would not result in a material dilution of earnings per share.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement, which is effective for fiscal years beginning after December 15, 1995, provides that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Company's financial position or results of operations.

2.    Commitments and Contingencies:
      -----------------------------

      As of March 31, 1995, the Company had entered into agreements to purchase 11 additional properties for an estimated aggregate amount of $24,795,450. In addition, the Company was contingently liable for $2,902,050 related to 11 separate bank letters of credit which guarantee the Company's obligation under purchase agreements to acquire ten of these properties from an affiliate of CNL Realty Advisors, Inc. and one of these properties from an unrelated third party upon completion of the develop-ment of the properties.

      As of March 31, 1995, the Company owned two land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy. The Company has agreed to pay an aggregate amount of up to $3,393,105 upon completion of the buildings. In addition, at March 31, 1995, the Company was contingently liable for $875,000 related to a bank letter of credit which guarantees the Company's obligation under a purchase agreement to acquire one of these properties from an unrelated third party upon completion of the develop-ment of the property.

3.    Subsequent Events:
      -----------------

      In April 1995, the Company entered into two separate bank letters of credit for an aggregate amount of $402,990, which guarantee the Company's obligation under purchase agreements to acquire these properties from an affiliate of CNL Realty Advisors, Inc. upon completion of the development of the properties.

      On April 12, 1995, the Company declared dividends of $3,382,465 or $0.29 per share of common stock, payable on May 15, 1995, to shareholders of record on April 28, 1995.

      In April 1995, the Company entered into an amended and restated revolving line of credit loan agreement which expanded the lending syndicate for the Company's current $100,000,000 credit facility. The amended loan agreement provides the Company with $100,000,000 of borrowing capacity under substantially the same terms and conditions as the original loan agreement.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of March 31, 1995, the Company owned 129 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources
- -------------------------------

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 1995 and 1994, the Company generated $3,260,595 and $1,923,580, respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

      The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of the Properties which are subject to leases that place these responsibilities on the Company are recently constructed, management antici-pates that capital demands to meet obligations with respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

      Indebtedness. In July 1994, the Company entered into an agreement establishing a revolving credit facility (the "Credit Facility"). As of March 31, 1995, the Credit Facility provided for $75,000,000 of credit, increasing to $100,000,000 subject to expansion of the lending syndicate (which condition was met on April 13, 1995, upon execution of the amended and restated revolving line of credit loan agreement). The Credit Facility allows the Company to borrow at an interest rate equal to 170 basis points above LIBOR or the lender's prime rate, whichever the Company selects. The principal balance is due in full upon termination of the Credit Facility on June 30, 1997, and interest is payable quarterly. As of March 31, 1995, $22,100,000 was outstanding under the Credit Facility.

      The Credit Facility primarily will be used to invest in freestanding retail properties, although up to $10,000,000 of the available credit may be used for the issuance of standby letters of credit or working capital.
Payments of principal on advances outstanding under the Credit Facility are expected to be met from the proceeds of renewing or refinancing the Credit Facility, proceeds from the public or private offering of the Company's debt or equity securities or proceeds from the sale of one or more of its Properties.

      As a means to reduce its exposure to rising interest rates on the Company's variable rate Credit Facility, the Company has entered into an interest rate cap agreement which provides for a LIBOR rate of 7.25% per annum on a notional amount of $25,000,000. This agreement is effective through June 1996.

      Property Acquisitions and Commitments. During the quarter ended March 31, 1995, the Company borrowed $5,900,000 of amounts it has available under its Credit Facility to acquire one Property (a Levitz furniture store) and two buildings (Barnes and Noble stores which were developed by the tenant on land parcels owned by the Company) for an aggregate amount of approximately $6,000,000. In addition, the Company borrowed $1,400,000 to fund the acquisition of two Properties acquired during December 1994.

      As of March 31, 1995, the Company had entered into agreements to purchase 11 additional properties for an estimated aggregate amount of $24,795,450. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition, as of March 31, 1995, the Company owned two land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy for an aggregate amount of up to $3,393,105.

      In addition to the 11 properties under contract and the two buildings under construction as of March 31, 1995, the Company is currently negotiating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions, if any, are expected to be the primary demand for additional capital during the next two years. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Credit Facility, the Company may enter into additional financing arrangements.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the quarters ended March 31, 1995 and 1994, the Company declared and paid dividends to its stockholders of $3,382,465 and $2,145,828, respectively, or $.29 and $.28 per share of common stock, respectively. In April 1995, the Company declared dividends to its shareholders of $3,382,465 or $.29 per share of common stock, payable in May 1995.

Results of Operations
- ---------------------

      During the quarters ended March 31, 1995 and 1994, the Company earned $4,203,841 and $2,105,878, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during the quarter ended March 31, 1995, is primarily attributable to the income earned on the 44 Properties acquired during 1994 and the one Property acquired and two buildings upon which construction was completed during the quarter ended March 31, 1995. Rental and earned income are expected to increase as the Company acquires additional Properties and due to the fact that the Property and buildings acquired during the quarter ended March 31, 1995 will contribute to the Company's income for a full fiscal quarter in future quarters.

      For the quarters ended March 31, 1995 and 1994, the Company also earned $177,212 and $197,874, respectively, in contingent rental income. Contingent rental income decreased primarily due to a decrease in the aggregate net sales of restaurants currently paying contingent rent during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994.

      During the quarters ended March 31, 1995 and 1994, the Company earned $31,892 and $110,217, respectively, in interest income from money market or other short-term investments. The decrease in interest income during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily attributable to higher cash balances during the first quarter 1994 as a result of uninvested net offering proceeds from the Company's October 1993 equity offering pending the acquisition of additional Properties.

      During the quarters ended March 31, 1995 and 1994, operating expenses, excluding depreciation and amortization and interest expense, were $505,065 and $460,613, respectively (11.4% and 19.1%, respectively, of gross operating revenues). The increase in the dollar amount of operating expenses, excluding depreciation and amortization and interest expense, for the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, is primarily attributable to increased advisory fees as a result of increased funds from operations for the quarter ended March 31, 1995. The increase is also attributable to the commitment fees incurred on the unused portion of the Company's Credit Facility. However, the increase was partially offset by a decrease in state tax expense during the quarter ended March 31, 1995, as a result of a state income tax credit received during the first quarter 1995.
In addition, the increase was partially offset by a decrease in legal fees during the quarter ended March 31, 1995, as compared to the quarter ended March 31, 1994, as a result of the legal fees and expenses incurred during the first quarter of 1994 in connection with the Company's reorganization in the State of Maryland.

      The Company incurred $415,645 in interest expense for the quarter ended March 31, 1995. No interest expense was incurred during the quarter ended March 31, 1994, due to the fact that the Company had no amounts outstanding under its credit facilities during such period.

      Depreciation and amortization expense was $435,883 and $243,939 for the quarters ended March 31, 1995 and 1994, respectively. The increase in depreciation and amortization expense for the quarter ended March 31, 1995, is primarily attributable to the depreciation of the additional Properties acquired during 1994 and the first quarter of 1995. In addition, amortization expense increased for the quarter ended March 31, 1995, as a result of the amortization of loan costs relating to the Company's Credit Facility.



                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            The Company is a defendant in a law suit filed on October 26, 1994, in the Circuit Court, Hamilton County, Tennessee, whereby the plaintiff is alleging that a flooding problem on the property adjacent to the Company's Property in Chattanooga, Tennessee, as a result of the construction of the building and parking lot on the Company's Property. Management intends to vigorously contest these claims and believes that, if the Company were to be held liable for any damages, such damages would be covered by insurance.

            The Company is also a defendant in a law suit filed on December 20, 1994, in the Circuit Court, Knox County, Tennessee, and in the Circuit Court, Greene County, Tennessee, by the surviving spouse of a patron of the Company's Property in Tusculum, Tennessee. The plaintiff is alleging that the Company was negligent in the design and control of the parking lot on the Company's Property and is seeking damages of $2,500,000. Management intends to vigorously contest these claims and to seek full indemnification from the tenant. Management believes that, if the Company were to be held liable for any damages, such damages would be covered by insurance.

            The Company is not a party to any other pending legal proceedings which, in the opinion of the Company and its general counsel, is likely to have a material adverse effect upon the Company's business or financial condition.


Item 2.     Changes in Securities.  Not applicable.
            ---------------------


Item 3.     Defaults Upon Senior Securities.  Not applicable.
            -------------------------------


Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------
            Not applicable.


Item 5.     Other Information.  Not applicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   The following exhibits are filed as a part of this report.

            3.1         Articles of Incorporation of the Registrant (filed as
                        Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

            3.2 Bylaws of the Registrant (filed as Exhibit 3.3(ii) to Amendment No. 2 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

            4 Specimen Certificate of Common Stock, par value $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

            10.1 Stock Purchase Agreement dated as of January 23, 1992 by and among the Registrant, CNL Group, Inc. and certain entities affiliated therewith (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

            10.2 Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as
                        Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

            10.3 Form of Advisory Agreement between the Registrant and CNL Realty Advisors, Inc. (filed as Exhibit 10.21 to the Registrant's Report on Form 8 dated April 29, 1992, amending its Annual Report on Form 10-K for the year ended December 31, 1991, and no longer incorpora-ted by reference).

            10.4 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 (filed as
                        Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

            10.5 Revolving Loan Agreement, dated as of August 24, 1993, by and between Registrant and SouthTrust Bank of Alabama, National Association (filed as Exhibit 10.05 to the Registrant's Registration Statement No. 33-69072 on Form S-2, and no longer incorporated by reference).

            10.6 Commitment letter, dated September 14, 1993, from First Union National Bank of Florida relating to a $20,000,000 loan (filed as Exhibit 10.06 to the Registrant's Registration Statement No. 33-69072 on Form S-2, and no longer incorporated by reference).

            10.7 Revolving Line of Credit and Security Agreement, dated September 28, 1993, by and between Registrant and First Union National Bank of Florida (filed as Exhibit
                        10.07 to Amendment No. 2 to the Registrant's Registra-tion Statement No. 33-69072 on Form S-2, and no longer incorporated by reference).

            10.8 Intercreditor Agreement by and between SouthTrust Bank of Alabama, National Association, and First Union National Bank of Florida (filed as Exhibit 10.08 to Amendment No. 2 to the Registrant's Registration Statement No. 33-69072 on Form S-2, and incorporated herein by reference).

            10.9 Revolving Line of Credit and Security Agreement, dated July 25, 1994, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and no longer incorporated by reference).

            10.10 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

            10.11 Interest Rate Cap Agreement dated February 28, 1994, by and between the Registrant and First Union National Bank of North Carolina (filed as Exhibit No. 10(xi) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and no longer incorporated by reference).

            10.12 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

            10.13 Amended and Restated Line of Credit and Security Agreement, dated April 13, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan. (Filed herewith.)

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 8th day of May, 1995.

                                    COMMERCIAL NET LEASE REALTY, INC.

                                    By:   /s/ Robert A. Bourne
                                          --------------------
                                          Robert A. Bourne
                                          President


                                    By:   /s/ Kevin B. Habicht
                                          --------------------
                                          Kevin B. Habicht
                                          Chief Financial Officer