Form 10-Q
period 1995-06-30
COMMERCIAL NET LEASE REALTY INC
filed 1995-08-10
CIK 751364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


       (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended            June 30, 1995
                                      -----------------------------------

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

                        Commercial Net Lease Realty, Inc.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                            56-1431377
      -----------------------------       -------------------------------
      (State or other jurisdiction               (I.R.S. Employer
      of incorporation or organiza-              Identification No.)
      tion)

      400 E. South Street, #500
      Orlando, Florida                                 32801
      -----------------------------       -------------------------------
      (Address of principal                         (Zip Code)
      executive offices)

      Registrant's telephone number
      (including area code)                       (407) 422-1574
                                          -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

11,663,672 shares of Common Stock, $.01 par value, outstanding as of August 1, 1995.





                                    CONTENTS
                                    --------

Part I                                                                  Page
                                                                        ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                   1

             Condensed Statements of Earnings                           2

             Condensed Statements of Stockholders'
               Equity                                                   3

             Condensed Statements of Cash Flows                         4-5

             Notes to Condensed Financial Statements                    6-10

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                              11-15

Part II

  Other Information                                                     16-18





                        COMMERCIAL NET LEASE REALTY, INC.
                            CONDENSED BALANCE SHEETS

                                                  June 30,       December 31,
           ASSETS                                   1995             1994
                                                ------------     ------------
Land and buildings on operating
  leases, net of accumulated
  depreciation                                  $136,520,139     $106,091,062
Net investment in direct financing
  leases                                          52,003,479       42,551,848
Cash and cash equivalents                          2,155,995        1,069,900
Receivables                                          508,040          389,238
Prepaid expenses                                     328,641          361,567
Loan costs, net of accumulated
  amortization of $221,887 and
  $83,058                                            646,393          441,690
Accrued rental income                              1,502,016          960,832
Other assets                                         761,557          344,571
                                                ------------     ------------

                                                $194,426,260     $152,210,708
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $ 57,500,000     $ 14,800,000
Accrued interest payable                             121,758           35,851
Accounts payable and accrued
  expenses                                           222,918          298,763
Real estate taxes payable                             82,927           33,649
Due to related parties                                36,523           81,962
Rents paid in advance and tenant
  deposits                                           369,918          295,781
                                                ------------     ------------
      Total liabilities                           58,334,044       15,546,006
                                                ------------     ------------

Commitments and contingencies
  (Note 7)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 30,000,000 shares;
    issued and outstanding
    11,663,672 shares                                116,637          116,637
  Capital in excess of par value                 138,629,751      138,629,751
  Accumulated dividends in excess
    of net earnings                               (2,654,172)      (2,081,686)
                                                ------------     ------------
      Total stockholders' equity                 136,092,216      136,664,702
                                                ------------     ------------

                                                $194,426,260     $152,210,708
                                                ============     ============

            See accompanying notes to condensed financial statements.





                        COMMERCIAL NET LEASE REALTY, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                                Quarter Ended            Six Months Ended
                                   June 30,                  June 30,
                              1995         1994          1995         1994
                           ----------   ----------    ----------   ----------
Revenues:
  Rental income from
    operating leases       $3,248,021   $1,881,812    $6,257,674   $3,416,633
  Earned income from
    direct financing
    leases                  1,267,213      724,261     2,461,401    1,295,318
  Contingent rental
    income                    202,752      224,181       379,964      422,055
  Interest and other           27,830       17,360        62,223      129,971
                           ----------   ----------    ----------   ----------
                            4,745,816    2,847,614     9,161,262    5,263,977
                           ----------   ----------    ----------   ----------

Expenses:
  General operating and
    administrative            158,462      132,480       403,302      396,601
  Advisory fees to
    related party             239,737      169,998       478,916      308,261
  Interest                    675,025       97,958     1,090,670       98,001
  Taxes                        48,978       59,526        70,024      117,712
  Depreciation and
    amortization              490,023      352,639       925,906      596,578
                           ----------   ----------    ----------   ----------
                            1,612,225      812,601     2,968,818    1,517,153
                           ----------   ----------    ----------   ----------

Net earnings               $3,133,591   $2,035,013    $6,192,444   $3,746,824
                           ==========   ==========    ==========   ==========

Earnings per share of
  common stock             $     0.27   $     0.27    $     0.53   $     0.49
                           ==========   ==========    ==========   ==========

Weighted average number
  of shares outstanding    11,663,672    7,663,672    11,663,672    7,663,672
                           ==========   ==========    ==========   ==========

            See accompanying notes to condensed financial statements.





                        COMMERCIAL NET LEASE REALTY, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 1995
                        and Year Ended December 31, 1994

                                                      Accumulated
                                                       dividends
                                         Capital in    in excess
                   Number     Common     excess of       of net
                 of shares    stock      par value      earnings      Total
                 ----------  --------   ------------  -----------  ------------
Balance at
  December 31,
  1993            7,663,672  $ 76,637   $ 92,168,572  $(1,100,473) $ 91,144,736

Net earnings              -        -              -     8,915,373     8,915,373

Dividends
  declared
  and paid
  ($1.14 per
  share)                  -        -              -    (9,896,586)   (9,896,586)

Issuance of
  common stock    4,000,000    40,000     49,960,000           -     50,000,000

Stock issuance
  costs                  -         -      (3,498,821)          -     (3,498,821)
                 ----------  --------   ------------  -----------  ------------

Balance at
  December 31,
  1994           11,663,672   116,637    138,629,751   (2,081,686)  136,664,702

Net earnings             -         -              -     6,192,444     6,192,444

Dividends
  declared
  and paid
  ($0.58 per
  share)                 -         -              -    (6,764,930)   (6,764,930)
                 ----------  --------   ------------  -----------  ------------

Balance at
  June 30,
  1995           11,663,672  $116,637   $138,629,751  $(2,654,172) $136,092,216
                 ==========  ========   ============  ===========  ============

            See accompanying notes to condensed financial statements.





                        COMMERCIAL NET LEASE REALTY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                     1995            1994
                                                 ------------    ------------
Cash flows from operating activities:
  Net earnings                                   $  6,192,444    $  3,746,824
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                    787,077         475,295
      Amortization                                    138,829         121,283
      Decrease in net investment in
        direct financing leases                       207,557         100,801
      Increase in accrued rental income              (541,184)       (348,828)
      Decrease (increase) in receivables             (147,674)         80,371
      Decrease (increase) in prepaid
        expenses                                       32,926         (67,774)
      Decrease in other assets                          8,187              -
      Increase in accrued interest payable             85,907          50,894
      Increase (decrease) in accounts
        payable and accrued expenses                  (95,048)          9,007
      Increase (decrease) in real estate
        taxes payable                                  49,278         (13,954)
      Increase (decrease) in due to
        related parties                               (35,084)         38,821
      Increase (decrease) in rents paid
        in advance and tenant deposits                 74,137         (28,034)
                                                 ------------    ------------
          Net cash provided by operating
            activities                              6,757,352       4,164,706
                                                 ------------    ------------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                              (31,052,015)    (16,059,138)
  Investment in direct financing leases            (9,629,688)     (9,511,353)
  Increase in other assets                           (566,005)       (266,047)
  Other                                                22,636          29,334
                                                 ------------    ------------
          Net cash used in investing
            activities                            (41,225,072)    (25,807,204)
                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from loan                               42,700,000       7,600,000
  Payment of loan costs                              (343,532)             -
  Payment of stock issuance costs                      (4,069)        (48,169)
  Payment of dividends                             (6,764,930)     (4,291,656)
  Other                                               (33,654)             -
                                                 ------------    ------------
          Net cash provided by financing
            activities                             35,553,815       3,260,175
                                                 ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                       1,086,095     (18,382,323)

Cash and cash equivalents at beginning
  of period                                         1,069,900      19,847,120
                                                 ------------    ------------

Cash and cash equivalents at end of
  period                                         $  2,155,995    $  1,464,797
                                                 ============    ============

Supplemental disclosures of non-cash
  investing and financing activities:

    Land, building and direct financing
      lease costs incurred and unpaid at
      end of period                              $    153,560    $    424,706
                                                 ============    ============

    Loan costs incurred and unpaid at
      end of period                              $         -     $     20,418
                                                 ============    ============

    Other financing activity costs incurred
      and unpaid at end of period                $     24,586    $         -
                                                 ============    ============

            See accompanying notes to condensed financial statements.





                        COMMERCIAL NET LEASE REALTY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Leases:
      ------

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. As of June 30, 1995, 86 of the leases have been classified as operating leases and 56 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 34 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2018) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases.
      The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                            June 30,       December 31,
                                              1995             1994
                                          ------------     ------------

            Land                          $ 70,586,250     $ 52,476,960
            Buildings and improve-
              ments                         70,482,335       57,375,471
                                          ------------     ------------
                                           141,068,585      109,852,431
            Accumulated deprecia-
              tion                          (4,548,446)      (3,761,369)
                                          ------------     ------------

                                          $136,520,139     $106,091,062
                                          ============     ============

      Some leases provide for escalating guaranteed minimum rent to begin in subsequent lease years. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1995 and 1994, the Company recognized $541,184 and $348,828, respectively, of such income.

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at June 30, 1995:

            1995                                           $  6,898,560
            1996                                             13,882,580
            1997                                             13,963,491
            1998                                             13,983,807
            1999                                             14,192,569
            Thereafter                                      168,814,720
                                                           ------------

                                                           $231,735,727
                                                           ============

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of net investment in direct financing leases at:

                                            June 30,       December 31,
                                              1995            1994
                                          ------------     ------------

            Minimum lease payments
              to be received              $116,978,986     $ 96,231,285
            Estimated residual
              values                        16,055,858       12,721,338
            Less unearned income           (81,031,365)     (66,400,775)
                                          ------------     ------------
            Net investment in
              direct financing
              leases                      $ 52,003,479     $ 42,551,848
                                          ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1995:

            1995                                           $  3,034,547
            1996                                              6,069,099
            1997                                              6,069,099
            1998                                              6,072,549
            1999                                              6,119,101
            Thereafter                                       89,614,591
                                                           ------------

                                                           $116,978,986
                                                           ============

5.    Notes Payable:
      -------------

      On April 13, 1995, the Company entered into an amended and restated revolving line of credit loan agreement (the "Credit Facility") which expanded the lending syndicate for the Company's credit facility. The Credit Facility provides the Company with $100,000,000 of borrowing capacity under substantially the same terms and conditions as the original loan agreement. As of June 30, 1995, the outstanding principal balance was $57,500,000, plus accrued interest of $121,758.

6.    Related Party Transactions:
      --------------------------

      During the six months ended June 30, 1995, the Company acquired five properties for purchase prices totalling $10,828,581 from an affiliate of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these five properties equalled the affiliate's cost including development costs. The affiliate's cost consisted of the land purchase prices, construction costs, various soft costs including legal costs, survey fees and architect fees, and developers fees aggregating $719,546 paid to an affiliate of CNL Realty Advisors, Inc.

7.    Commitments and Contingencies:
      -----------------------------

      As of June 30, 1995, the Company had entered into agreements to purchase 12 additional properties for an estimated aggregate amount of $19,285,752. In addition, the Company was contingently liable for $2,322,625 related to 11 separate bank letters of credit which guarantee the Company's obligation under purchase agreements to acquire these properties from an affiliate of CNL Realty Advisors, Inc. upon completion of the development of the properties.

      As of June 30, 1995, the Company owned five land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy. The Company has agreed to pay an aggregate amount of up to $12,351,333 upon completion of the buildings.

8.    Subsequent Events:
      -----------------

      In July 1995, the Company entered into agreements to purchase two properties for an estimated aggregate amount of $11,825,000. In connection therewith, the Company also entered into two separate bank letters of credit for an aggregate amount of $874,000, which guarantee the Company's obligation under purchase agreements to acquire these properties from an unrelated third party upon completion of the development of the properties.

      On July 14, 1995, the Company declared dividends of $3,382,465 or $0.29 per share of common stock, payable on August 15, 1995, to stockholders of record on July 31, 1995.

      In July 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission that will permit the issuance of a combination of debt and equity securities of up to $200,000,000. The registration statement has not yet been declared effective by the Securities and Exchange Commission.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of June 30, 1995, the Company owned 142 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, borrowings under the Company's Credit Facility or other secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 1995 and 1994, the Company generated $6,757,352 and $4,164,706, respectively, in net cash provided by operating activities.
The increase in cash from operations for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

      The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of the Properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

      Indebtedness. In April 1995, the Company entered into an amended and restated loan agreement (the "Credit Facility") which expanded the lending syndicate for the Company's credit facility. The Credit Facility allows the Company to borrow up to $100,000,000 at an interest rate equal to 170 basis points above LIBOR or the lender's prime rate, whichever the Company selects. The principal balance is due in full upon termination of the Credit Facility on June 30, 1997, and interest is payable quarterly. As of June 30, 1995, $57,500,000 was outstanding under the Credit Facility.

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

      Equity and Debt Securities. In July 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission that will permit the issuance of debt and equity securities of up to $200,000,000. The registration statement has not yet been declared effective by the Securities and Exchange Commission. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Proceeds from any offering of these securities would be used for general corporate purposes, which may include the repayment of certain indebtedness or the acquisition, expansion or improvement of properties.

      Property Acquisitions and Commitments. During the six months ended June 30, 1995, the Company borrowed $41,300,000 of amounts it has available under its Credit Facility to acquire 14 Properties and three buildings which were developed by the tenant on land parcels owned by the Company. The 14 Properties included four Barnes & Nobles bookstores, three Eckerd drugstores, two Academy sporting good stores, two Scotty's home improvement stores, one Levitz furniture store, one Borders bookstore and one OfficeMax office supply store. The three buildings included two Barnes & Nobles bookstores and one CompUSA computer store. In addition, the Company borrowed $1,400,000 to fund the acquisition of two Properties acquired during December 1994.

      As of June 30, 1995, the Company had entered into agreements to purchase 12 additional properties for an estimated aggregate amount of $19,285,752. In addition, the Company is contingently liable for $2,322,625 related to 11 separate bank letters of credit which guarantee the Company's obligation under purchase agreements to acquire these properties from an affiliate upon completion of the development of the properties. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition, as of June 30, 1995, the Company owned five land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy for an aggregate amount of up to $12,351,333.

      In July 1995, the Company also entered into agreements to purchase two properties for an estimated aggregate amount of $11,825,000. In connection therewith, the Company also entered into two separate bank letters of credit for an aggregate amount of $874,000, which guarantee the Company's obligation under purchase agreements to acquire these properties from an unrelated third party upon completion of the development of the properties.

      In addition to the 14 properties under contract and the five buildings under construction as of July 31, 1995, the Company is currently negotiating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions, if any, are expected to be the primary demand for additional capital during the next two years. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Credit Facility, the Company may enter into additional financing arrangements.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 1995 and 1994, the Company declared and paid dividends to its stockholders of $6,764,930 and $4,291,656, respectively, or $.58 and $.56 per share of common stock, respectively. In July 1995, the Company declared dividends to its stockholders of $3,382,465 or $.29 per share of common stock, payable in August 1995.

Results of Operations
---------------------

      During the six months ended June 30, 1995 and 1994, the Company owned and leased 142 and 98 Properties, respectively, to operators of major retail businesses. In connection therewith, during the six months ended June 30, 1995 and 1994, the Company earned $8,719,075 and $4,711,951, respectively, in rental income from operating leases and earned income from direct financing leases, $4,515,234 and $2,606,073 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1995, is primarily attributable to the income earned on the Properties acquired during 1994 and the 14 Properties acquired and three buildings upon which construction was completed during the six months ended June 30, 1995. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the 13 Properties and one building acquired during the quarter ended June 30, 1995 will contribute to the Company's income for a full fiscal quarter in future quarters.

      For the six months ended June 30, 1995 and 1994, the Company also earned $379,964 and $422,055, respectively, in contingent rental income, $202,752 and $224,181 of which was earned during the quarters ended June 30, 1995 and 1994, respectively. Contingent rental income decreased primarily due to a decrease in the aggregate net sales of restaurants currently paying contingent rent during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994.

      During the six months ended June 30, 1995, two of the Company's lessees (or group of affiliated lessees), (i) Golden Corral Corporation and (ii) Denny's, Inc. and Flagstar Enterprises, Inc. (which are affiliated entities under common control) (hereinafter referred to as Flagstar), each accounted for more than ten percent of the Company's total rental income. As of June 30, 1995, Golden Corral was the lessee under leases relating to 27 Properties and Flagstar was the lessee under leases relating to 24 Properties. It is anticipated that, based on the minimum rental payments required by the leases and estimated contingent rental income, Flagstar will continue to account for more than ten percent of the Company's total rental income during the remainder of 1995. Any failure of these lessees could materially affect the Company's income.

      The Company incurred $1,090,670 and $98,001 in interest expense for the six months ended June 30, 1995 and 1994, respectively, $675,025 and $97,958 of which was incurred for the quarters ended June 30, 1995 and 1994, respectively. Interest expense increased during the quarter and six months ended June 30, 1995, as compared to the quarter and six months ended June 30, 1994, as the result of higher average borrowing levels during such periods. As a means to reduce its exposure to variable rate debt, the Company has entered into an interest rate cap agreement as described above in "Liquidity and Capital Resources."

      During the six months ended June 30, 1995 and 1994, other operating expenses, including depreciation and amortization expense, were $1,878,148 and $1,419,152, respectively (20.5% and 27.0%, respectively, of gross operating revenues), of which $937,200 and $714,643 (19.7% and 25.1%, respectively, of gross operating revenues) were incurred for the quarters ended June 30, 1995 and 1994, respectively. The increase in the dollar amount of other operating expenses for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is primarily attributable to the increase in depreciation as a result of the depreciation of the additional Properties acquired during 1994 and the six months ended June 30, 1995. The increase is also attributable to increased advisory fees as a result of increased funds from operations for the six months ended June 30, 1995. In addition, the increase is also attributable to the commitment fees incurred on the unused portion of the Company's Credit Facility. However, the increase was partially offset by a decrease in state tax expense during the six months ended June 30, 1995, as a result of a state income tax credit received during the first quarter 1995. In addition, the increase was partially offset by a decrease in legal fees during the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, as a result of the legal fees and expenses incurred during the six months ended June 30, 1994, in connection with the Company's reorganization in the State of Maryland.





                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            No material developments in legal proceedings as previously reported on Form 10-Q for the quarter ended March 31, 1995.


Item 2.     Changes in Securities.  Not applicable.
            ---------------------


Item 3.     Defaults Upon Senior Securities.  Not applicable.
            -------------------------------


Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            On April 21, 1995, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the
            Company: Messrs. Robert A. Bourne (9,814,569 voted for and 57,919 abstained), Edward Clark (9,810,769 voted for and 61,719 abstained), Willoughby T. Cox, Jr. (9,809,069 voted for and 63,419 abstained), Clifford R. Hinkle (9,813,069 voted for and 59,419 abstained), Ted B. Lanier (9,812,569 voted for and 59,919 abstained) and James M. Seneff, Jr. (9,813,469 voted for and 59,019 abstained).


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

            10.3 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 (filed as
                        Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

            10.4 Revolving Line of Credit and Security Agreement, dated July 25, 1994, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and no longer incorporated by reference).

            10.5 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

            10.6 Interest Rate Cap Agreement dated February 28, 1994, by and between the Registrant and First Union National Bank of North Carolina (filed as Exhibit No. 10(xi) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and no longer incorporated by reference).

            10.7 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

            10.8 Amended and Restated Line of Credit and Security Agreement, dated April 13, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference).

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 4th day of August, 1995.

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