Form 10-Q
period 1995-09-30
COMMERCIAL NET LEASE REALTY INC
filed 1995-11-14
CIK 751364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               -----------------------------------

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

                        Commercial Net Lease Realty, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Maryland                           56-1431377
         ----------------------------        ----------------------------
         (State or other jurisdiction               (I.R.S. Employer
         of incorporation or organiza-              Identification No.)
         tion)

         400 E. South Street, #500
         Orlando, Florida                                 32801
         ----------------------------        ----------------------------
         (Address of principal                         (Zip Code)
         executive offices)

         Registrant's telephone number
         (including area code)                       (407) 422-1574
                                             ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

11,663,672 shares of Common Stock, $.01 par value, outstanding as of November 1, 1995.



                                    CONTENTS
                                    --------

Part I                                                                  Page
                                                                        ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                                   1

             Condensed Statements of Earnings                           2

             Condensed Statements of Stockholders'
                 Equity                                                 3

              Condensed Statements of Cash Flows                        4-5

              Notes to Condensed Financial Statements                   6-10

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             11-15

Part II

  Other Information                                                     16-17


                        COMMERCIAL NET LEASE REALTY, INC.
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
           ASSETS                                  1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, net of accumulated
  depreciation                                  $152,173,319     $106,091,062
Net investment in direct financing
  leases                                          52,512,390       42,551,848
Cash and cash equivalents                            162,672        1,069,900
Receivables                                          499,444          389,238
Prepaid expenses                                     291,231          361,567
Loan costs, net of accumulated
  amortization of $304,520 and
  $83,058                                            586,612          441,690
Accrued rental income                              1,823,296          960,832
Other assets                                       1,668,158          344,571
                                                ------------     ------------

                                                $209,717,122     $152,210,708
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $ 72,900,000     $ 14,800,000
Accrued interest payable                             138,041           35,851
Accounts payable and accrued
  expenses                                           400,473          298,763
Dividends payable                                  3,382,465               -
Real estate taxes payable                             79,767           33,649
Due to related parties                               142,417           81,962
Rents paid in advance and tenant
  deposits                                           120,902          295,781
                                                ------------     ------------
      Total liabilities                           77,164,065       15,546,006
                                                ------------     ------------

Commitments and contingencies
  (Note 8)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 30,000,000 shares;
    issued and outstanding
    11,663,672 shares                                116,637          116,637
  Capital in excess of par value                 138,629,751      138,629,751
  Accumulated dividends in excess
    of net earnings                               (6,193,331)      (2,081,686)
                                                ------------     ------------
      Total stockholders' equity                 132,553,057      136,664,702
                                                ------------     ------------

                                                $209,717,122     $152,210,708
                                                ============     ============

            See accompanying notes to condensed financial statements.


                        COMMERCIAL NET LEASE REALTY, INC.
                        CONDENSED STATEMENTS OF EARNINGS

                              Quarter Ended            Nine Months Ended
                              September 30,              September 30,
                            1995         1994          1995          1994
                         ----------   ----------   -----------    -----------
Revenues:
  Rental income from
    operating leases     $3,905,354   $2,095,528   $10,163,028    $ 5,512,161
  Earned income from
    direct financing
    leases                1,393,344      833,409     3,854,745      2,128,727
  Contingent rental
    income                  199,091      216,422       579,055        638,477
  Interest and other         36,254       21,924        98,477        151,389
                         ----------   ----------   -----------    -----------
                          5,534,043    3,167,283    14,695,305      8,430,754
                         ----------   ----------   -----------    -----------

Expenses:
  General operating
    and administrative      147,473       76,249       550,775        472,344
  Advisory fees to
    related party           261,153      181,579       740,069        489,840
  Interest                1,244,801      314,245     2,335,471        412,246
  Taxes                     118,119       49,520       188,143        167,232
  Depreciation and
    amortization            536,726      344,350     1,462,632        940,928
                         ----------   ----------   -----------    -----------
                          2,308,272      965,943     5,277,090      2,482,590
                         ----------   ----------   -----------    -----------

Net earnings             $3,225,771   $2,201,340   $ 9,418,215    $ 5,948,164
                         ==========   ==========   ===========    ===========

Earnings per share
  of common stock        $     0.28   $     0.29   $      0.81    $      0.78
                         ==========   ==========   ===========    ===========

Weighted average
  number of shares
  outstanding            11,663,672    7,663,672    11,663,672      7,663,672
                         ==========   ==========   ===========    ===========

            See accompanying notes to condensed financial statements.


                        COMMERCIAL NET LEASE REALTY, INC.
                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 1995
                        and Year Ended December 31, 1994

                                                      Accumulated
                                                       dividends
                                       Capital in      in excess
                  Number     Common    excess of        of net
                of shares    stock     par value       earnings       Total
                ----------  --------  ------------   ------------  ------------
Balance at
  December 31,
  1993           7,663,672  $ 76,637  $ 92,168,572   $ (1,100,473) $ 91,144,736

Net earnings            -         -             -       8,915,373     8,915,373

Dividends
  declared
  and paid
  ($1.14 per
  share)                -         -             -      (9,896,586)   (9,896,586)

Issuance of
  common stock   4,000,000    40,000    49,960,000             -     50,000,000

Stock issuance
  costs                 -         -     (3,498,821 )           -     (3,498,821)
                ----------  --------  ------------   ------------  ------------

Balance at
  December 31,
  1994          11,663,672   116,637   138,629,751     (2,081,686)  136,664,702

Net earnings            -         -             -       9,418,215     9,418,215

Dividends
  declared
  ($1.16 per
  share)                -         -             -     (13,529,860)  (13,529,860)
                ----------  --------  ------------   ------------  ------------

Balance at
  September 30,
  1995          11,663,672  $116,637  $138,629,751   $ (6,193,331) $132,553,057
                ==========  ========  ============   ============  ============

            See accompanying notes to condensed financial statements.


                        COMMERCIAL NET LEASE REALTY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                     1995            1994
                                                 ------------    ------------
Cash flows from operating activities:
  Net earnings                                   $  9,418,215    $  5,948,164
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                  1,241,170         751,952
      Amortization                                    221,462         188,976
      Decrease in net investment in
        direct financing leases                       332,223         175,160
      Increase in accrued rental income              (862,464)       (547,686)
      Decrease (increase) in receivables              (70,079)         88,357
      Decrease (increase) in prepaid
        expenses                                       70,336         (78,443)
      Decrease (increase) in other assets               8,187          (2,928)
      Increase in accrued interest payable            102,190         109,901
      Increase (decrease) in accounts
        payable and accrued expenses                  (72,927)         37,411
      Increase in real estate taxes payable            46,118          22,909
      Increase in due to related parties               50,505          57,698
      Increase (decrease) in rents paid
        in advance and tenant deposits               (174,879)         83,193
                                                 ------------    ------------
          Net cash provided by operating
            activities                             10,310,057       6,834,664
                                                 ------------    ------------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                              (46,972,876)    (34,175,674)
  Investment in direct financing leases           (10,263,265)    (15,033,921)
  Increase in other assets                         (1,347,358)       (574,259)
  Other                                               (40,127)       (100,408)
                                                 ------------    ------------
          Net cash used in investing
            activities                            (58,623,626)    (49,884,262)
                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from loan                               58,100,000      32,105,000
  Repayment of loan                                        -         (600,000)
  Payment of loan costs                              (366,384)       (462,467)
  Payment of stock issuance costs                      (4,069)         (3,320)
  Payment of deferred offering costs                       -         (352,375)
  Payment of dividends                            (10,147,395)     (6,514,121)
  Other                                              (175,811)             -
                                                 ------------    ------------
          Net cash provided by financing
            activities                             47,406,341      24,172,717
                                                 ------------    ------------

Net decrease in cash and cash equivalents            (907,228)    (18,876,881)

Cash and cash equivalents at beginning
  of period                                         1,069,900      19,847,120
                                                 ------------    ------------

Cash and cash equivalents at end of
  period                                         $    162,672    $    970,239
                                                 ============    ============

Supplemental disclosures of non-cash
  investing and financing activities:

    Land, building and direct financing
      lease costs incurred and unpaid at
      end of period                              $    332,864    $    786,039
                                                 ============    ============

    Loan costs incurred and unpaid at
      end of period                              $         -     $    110,283
                                                 ============    ============

    Deferred offering costs incurred
      and unpaid at end of period                $         -     $    291,694
                                                 ============    ============

    Dividends declared and unpaid at
      end of period                              $  3,382,465    $         -
                                                 ============    ============

    Other financing activity costs incurred
      and unpaid at end of period                $     21,022    $         -
                                                 ============    ============

            See accompanying notes to condensed financial statements.


                        COMMERCIAL NET LEASE REALTY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Leases:
      ------

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. As of September 30, 1995, 97 of the leases have been classified as operating leases and 57 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 34 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2018) and provide for minimum rentals.
      In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at:
                                         September 30,     December 31,
                                             1995              1994
                                         -------------     ------------

            Land                          $ 79,988,204     $ 52,476,960
            Buildings and improve-
              ments                         77,187,654       57,375,471
                                          ------------     ------------
                                           157,175,858      109,852,431
            Accumulated deprecia-
              tion                          (5,002,539)      (3,761,369)
                                          ------------     ------------

                                          $152,173,319     $106,091,062
                                          ============     ============

      Some leases provide for escalating guaranteed minimum rent to begin in subsequent lease years. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1995 and 1994, the Company recognized $862,464 and $547,686, respectively, of such income.

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at September 30, 1995:

            1995                                           $  3,870,540
            1996                                             15,660,915
            1997                                             15,741,827
            1998                                             15,762,144
            1999                                             15,970,907
            Thereafter                                      194,258,474
                                                           ------------

                                                           $261,264,807
                                                           ============

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of net investment in direct financing leases at:

                                         September 30,     December 31,
                                             1995             1994
                                         -------------     ------------

            Minimum lease payments
              to be received              $116,569,311     $ 96,231,285
            Estimated residual
              values                        16,242,383       12,721,338
            Less unearned income           (80,299,304)     (66,400,775)
                                          ------------     ------------

            Net investment in
              direct financing
              leases                      $ 52,512,390     $ 42,551,848
                                          ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1995:

            1995                                           $  1,534,003
            1996                                              6,136,023
            1997                                              6,136,023
            1998                                              6,139,473
            1999                                              6,186,025
            Thereafter                                       90,437,764
                                                           ------------

                                                           $116,569,311
                                                           ============

5.    Notes Payable:
      -------------

      On April 13, 1995, the Company entered into an amended and restated revolving line of credit loan agreement (the "Credit Facility") which expanded the lending syndicate for the Company's credit facility. The Credit Facility provides the Company with $100,000,000 of borrowing capacity under substantially the same terms and conditions as the original loan agreement. As of September 30, 1995, the outstanding principal balance was $72,900,000, plus accrued interest of $138,041.

6.    Debt and Equity Securities:
      --------------------------

      On July 20, 1995, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission that permits the issuance of a combination of debt and equity securities of up to $200,000,000.

7.    Related Party Transactions:
      --------------------------

      During the nine months ended September 30, 1995, the Company acquired five properties for purchase prices totalling $10,828,581 from an affiliate of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these five properties equalled the affiliate's cost including development costs. The affiliate's cost consisted of the land purchase prices, construction costs, various soft costs including legal costs, survey fees and architect fees, and developers fees aggregating $719,546 paid to an affiliate of CNL Realty Advisors, Inc.

8.    Commitments and Contingencies:
      -----------------------------

      As of September 30, 1995, the Company had entered into agreements to purchase 14 additional properties for an estimated aggregate amount of $39,225,788. In addition, the Company was contingently liable for $4,153,013 related to bank letters of credit which guarantee the Company's obligation under purchase agreements to acquire these properties upon completion of development.

      As of September 30, 1995, the Company owned seven land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy. The Company has agreed to pay an aggregate amount of up to $17,267,137 upon completion of the buildings.

9.    Subsequent Event:
      ----------------

      In October 1995, the Company entered into two long-term, fixed rate mortgage commitments for loans totalling $52,600,000. One loan is a four-year $13,150,000 mortgage with interest payable monthly and principal payable at maturity and will bear interest at a rate of 125 basis points over comparable U.S. Treasuries. The other loan is a ten-year $39,450,000 mortgage with principal and interest payable monthly and will bear interest at a rate of 175 basis points over U.S. Treasuries. Each mortgage will be secured by a first lien on and an assignment of rents and leases of certain of the Company's properties. Consummation of the loans is subject to consent by the Company's line of credit lenders.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of September 30, 1995, the Company owned 154 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, borrowings under the Company's Credit Facility or other secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 1995 and 1994, the Company generated $10,310,057 and $6,834,664, respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

      Indebtedness. In April 1995, the Company entered into an amended and restated loan agreement (the "Credit Facility") which expanded the lending syndicate for the Company's credit facility. The Credit Facility allows the Company to borrow up to $100,000,000 at an interest rate equal to 170 basis points above LIBOR or the lender's prime rate, whichever the Company selects. The principal balance is due in full upon termination of the Credit Facility on June 30, 1997, and interest is payable quarterly. As of September 30, 1995, $72,900,000 was outstanding under the Credit Facility.

      The Credit Facility primarily will be used to invest in freestanding retail properties, although up to $10,000,000 of the available credit may be used for the issuance of standby letters of credit or working capital. Payments of principal on advances outstanding under the Credit Facility are expected to be met from the proceeds of renewing or refinancing the Credit Facility, proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders or proceeds from the sale of one or more of its Properties.

      As a means to reduce its exposure to rising interest rates on the Company's variable rate Credit Facility, the Company has entered into an interest rate cap agreement which provides for a LIBOR rate of 7.25% per annum on a notional amount of $25,000,000. This agreement is effective through June 1996.

      In October 1995, the Company entered into two long-term, fixed rate mortgage commitments for loans totalling $52,600,000. One loan is a four-year $13,150,000 mortgage with interest payable monthly and principal payable at maturity and will bear interest at a rate of 125 basis points over comparable U.S. Treasuries. The other loan is a ten-year $39,450,000 mortgage with principal and interest payable monthly and will bear interest at a rate of 175 basis points over U.S. Treasuries. Each mortgage will be secured by a first lien on and an assignment of rents and leases of certain of the Company's Properties. Proceeds from the loans will be used to pay down a portion of the outstanding indebtedness under the Company's Credit Facility. Consummation of the loans is subject to consent by the Company's line of credit lenders.

      Debt and Equity Securities. In July 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of debt and equity securities of up to $200,000,000. Any securities issued under the registration statement may be offered from time to time in amounts, at prices, and on terms to be determined at the time of the offering. Proceeds from any offering of these securities would be used for general corporate purposes, which may include the repayment of certain indebtedness or the acquisition, expansion or improvement of properties.

      Property Acquisitions and Commitments. During the nine months ended September 30, 1995, the Company borrowed $56,700,000 of amounts it has available under its Credit Facility to acquire 26 Properties and four buildings which were developed by the tenant on land parcels owned by the Company. The 26 Properties included nine Hi-Lo Automotive Stores, five Barnes & Nobles bookstores, three Eckerd drugstores, three Academy sporting good stores, two Scotty's home improvement stores, one Levitz furniture store, one Borders bookstore, one OfficeMax office supply store and one Food 4 Less grocery store. The four buildings included three Barnes & Nobles bookstores and one CompUSA computer store. In addition, the Company borrowed $1,400,000 to fund the acquisition of two Properties acquired during December 1994.

      As of September 30, 1995, the Company had entered into agreements to purchase 14 additional properties for an estimated aggregate amount of $39,225,788. In addition, the Company is contingently liable for $4,153,013 related to bank letters of credit which guarantee the Company's obligation under purchase agreements to acquire these properties upon completion of the development of the properties. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition, as of September 30, 1995, the Company owned seven land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy for an aggregate amount of up to $17,267,137.

      In addition to the 26 properties under contract and the seven buildings under construction, the Company is currently negotiating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions, if any, are expected to be the primary demand for additional capital during the next two years. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Credit Facility, the Company may enter into additional financing arrangements.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 1995 and 1994, the Company paid dividends to its stockholders of $10,147,395 and $6,514,121, respectively, or $.87 and $.85 per share of common stock, respectively. In September 1995, the Company declared dividends to its stockholders of $3,382,465 or $.29 per share of common stock, payable in November 1995.

Results of Operations
---------------------

      During the nine months ended September 30, 1995 and 1994, the Company owned and leased 154 and 106 Properties, respectively, to operators of major retail businesses. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Company earned $14,017,773 and $7,640,888, respectively, in rental income from operating leases and earned income from direct financing leases, $5,298,698 and $2,928,937 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The increase in rental and earned income during the quarter and nine months ended September 30, 1995, is primarily attributable to the income earned on the Properties acquired during 1994 and the 26 Properties acquired and four buildings upon which construction was completed during the nine months ended September 30, 1995. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the 12 Properties and one building acquired during the quarter ended September 30, 1995 will contribute to the Company's income for a full fiscal quarter in future quarters.

      For the nine months ended September 30, 1995 and 1994, the Company also earned $579,055 and $638,477, respectively, in contingent rental income, $199,091 and $216,422 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Contingent rental income decreased primarily as a result of a decrease in the aggregate net sales of restaurants currently paying contingent rent during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994.

      During the nine months ended September 30, 1995, two of the Company's lessees (or group of affiliated lessees), (i) Barnes & Noble Superstores, Inc. and (ii) Denny's, Inc. and Flagstar Enterprises, Inc. (which are affiliated entities under common control) (hereinafter referred to as Flagstar), each accounted for more than ten percent of the Company's total rental income. As of September 30, 1995, Barnes & Noble Superstores, Inc. was the lessee under leases relating to nine Properties and Flagstar was the lessee under leases relating to 24 Properties. It is anticipated that, based on the minimum rental payments required by the leases and estimated contingent rental income, Barnes & Noble Superstores, Inc. and Flagstar will continue to account for more than ten percent of the Company's total rental income during the remainder of 1995. Any failure of these lessees could materially affect the Company's income.

      The Company incurred $2,335,471 and $412,246 in interest expense for the nine months ended September 30, 1995 and 1994, respectively, $1,244,801 and $314,245 of which was incurred for the quarters ended September 30, 1995 and 1994, respectively. Interest expense increased during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, as the result of higher average borrowing levels during such periods. As a means to reduce its exposure to variable rate debt, the Company has entered into an interest rate cap agreement as described above in "Liquidity and Capital Resources."

      During the nine months ended September 30, 1995 and 1994, other operating expenses, including depreciation and amortization expense, were $2,941,619 and $2,070,344, respectively (20.0% and 24.6%, respectively, of gross operating revenues), of which $1,063,471 and $651,698 (19.2% and 20.6%, respectively, of gross operating revenues) were incurred for the quarters ended September 30, 1995 and 1994, respectively. The increase in the dollar amount of other operating expenses for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is primarily attributable to the increase in depreciation as a result of the depreciation of the additional Properties acquired during 1994 and the nine months ended September 30, 1995. The increase is also attributable to increased advisory fees as a result of increased funds from operations for the nine months ended September 30, 1995. However, the increase was partially offset by a decrease in legal fees during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, as a result of the legal fees and expenses incurred during the nine months ended September 30, 1994, in connection with the Company's reorganization in the State of Maryland.



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

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 13th day of November, 1995.

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