Form 10-K
period 1995-12-31
COMMERCIAL NET LEASE REALTY INC
filed 1996-03-29
CIK 751364

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    --------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       ------------    -----------

                        Commission file number 0-12989

                       COMMERCIAL NET LEASE REALTY, INC.
            (Exact name of registrant as specified in its charter)

                Maryland                             56-1431377
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:          Name of exchange on which registered:
      Common Stock, $.01 par value             New York Stock Exchange

         Securities registered pursuant to section 12(g) of the Act:

                                     None
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 22, 1996, was $198,624,602.

      The number of shares of common stock outstanding as of March 22, 1996, was 15,688,672.


                     DOCUMENTS INCORPORATED BY REFERENCE:


      1. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 1995 (Items 5, 6, 7 and 8 of Part II).

      2. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 1996 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).




                                    PART I

ITEM 1.  BUSINESS

      Commercial Net Lease Realty, Inc. (the "Registrant" or the "Company") is a real estate investment trust (a "REIT") which was incorporated in 1984 in the State of Delaware. In June 1994, the Company reincorporated in the State of Maryland. The Company acquires, owns and manages a diversified portfolio of high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases.

      The Company's strategy is to invest in single-tenant, freestanding retail properties with purchase prices of generally up to $5 million, which typically are located along intensive commercial corridors near traffic generators, such as regional malls, business developments and major thoroughfares. Management believes that these types of properties when leased to high-quality tenants with significant market presence provide attractive opportunities for a stable current return and the potential for capital appreciation. In management's view, these types of properties also provide the Company with flexibility in use and tenant selection when the Properties are re-let upon lease expiration.

      The Company will hold its properties until it determines that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations.

Properties

      During the year ended December 31, 1995, the Company borrowed $67,400,000 of amounts it has available under its credit facility to acquire 29 properties and four buildings which were developed by the tenant on land parcels owned by the Company. As of December 31, 1995, the Company owned 157 properties (the "Properties") that are leased to major businesses, including Academy, Barnes & Noble, Best Buy, Blockbuster Music, Borders, Burger King, Checkers, CompUSA, Computer City, Denny's, Eckerd, Food 4 Less, Food Lion, Golden Corral, Good Guys, Hardee's, Hi-Lo Automotive, International House of Pancakes, Levitz, Linens 'n Things, Marshalls, Office Depot, OfficeMax, Oshmans, Pier 1 Imports, Pizza Hut, Scotty's, Sears, Waccamaw and Wendy's. The occupancy rate of the Company's Property portfolio was 100 percent at December 31, 1995.

      All of the Properties are leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation. The lease of each of the Company's Properties require payment of annual base rent plus, generally, either percentage rent based on the tenant's gross sales or contractual increases in annual rent.

      During 1995, two of the Company's lessees (or group of affiliated lessees), (i) Barnes & Noble Superstores, Inc. and (ii) Denny's, Inc. and Flagstar Enterprises, Inc. (which are affiliated entities under common control) (hereinafter referred to as Flagstar), each accounted for more than ten percent of the Company's total rental income. As of December 31, 1995, Barnes & Noble Superstores, Inc. was the lessee under leases relating to nine Properties and Flagstar was the lessee under leases relating to 24 Properties. It is anticipated that, based on the minimum rental payments required by the leases and estimated contingent rental income, Barnes & Noble Superstores, Inc. will continue to account for more than ten percent of the Company's total rental income in 1996. Any failure of this lessee could materially affect the Company's income.

Investment in Subsidiaries

      In November 1995, the Company purchased 100% of the common stock of two newly-formed entities, Net Lease Realty I, Inc. and Net Lease Realty II, Inc. to facilitate the acquisition of certain properties. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under Internal Revenue Code Section 856(i)(2).

Advisory Services

      The Company and CNL Realty Advisors, Inc. have entered into an advisory agreement (the "Advisory Agreement"), which provides for CNL Realty Advisors, Inc. to receive an annual fee, payable monthly, equal to seven percent of funds from operations, as defined in the Advisory Agreement, up to $10,000,000, six percent of funds from operations in excess of $10,000,000 but less than $20,000,000 and five percent of funds from operations in excess of $20,000,000. Under the Advisory Agreement, CNL Realty Advisors, Inc. generally is responsible for administering the day-to-day investment operations of the Company, including investment analysis and development, acquisitions, due diligence, and asset management and accounting services. These duties include collecting rental payments, inspecting and managing the Properties, assisting the Company in responding to tenant inquiries and notices, providing information to the Company about the status of the leases and the Properties, maintaining the Company's accounting books and records, and preparing and filing various reports, returns or statements with various regulatory agencies. In addition, CNL Realty Advisors, Inc. serves as the Company's consultant in connection with policy decisions to be made by the Board of Directors, manages the Company's Properties and renders other services as the Board of Directors deems appropriate. CNL Realty Advisors, Inc. is subject to the supervision of the Company's Board of Directors and has only such functions as are delegated to it.

      The Advisory Agreement was renewed January 1, 1996 and continues until January 1997, and thereafter may be extended annually upon mutual consent of a majority of the board of directors of CNL Realty Advisors, Inc. and a majority of the independent directors of the Company unless terminated at an earlier date upon 90 days' prior notice by either party.

Competition

      The Company generally competes with other REITs, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing and disposition of investments in net-leased retail properties.

Employees

      Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Company owned 157 Properties located in 26 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this Report for a listing of the Properties and their respective costs.

Description of Properties

      Land. The Company's Property sites range from approximately 12,000 to 286,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $36,500 to $3,570,000.

      Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 56,000 square feet. Building costs range from approximately $195,000 to $6,062,000 for each Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the Properties owned by the Company are freestanding, with paved parking areas.

      Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 15 to 20 years. As of December 31, 1995, the average remaining lease term was approximately 14 years. All of the Properties are leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $23,952 to $910,132. Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from six to 12 percent after every five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 1995, leases representing approximately 68 percent of annual base rent include contractual increases, leases representing approximately 44 percent of annual base rent include percentage rent provisions and leases representing approximately 23 percent of annual base rent include both contractual and percentage rent provisions.

      Generally, the leases of the Properties provide for two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Some of the leases also provide that, in the event the Company wishes to sell the Property subject to that lease, the Company first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the Property.

      The Company is not aware of any environmental liability with respect to any of the Properties in the Company Portfolio that it believes would have a material adverse effect on the Company's assets or financial condition.

      The Company's principal executive offices are located at 400 E. South Street, Suite 500, Orlando, Florida 32801, where it occupies office space provided to it free of charge by CNL Realty Advisors, Inc., the Company's advisor.


ITEM 3.  LEGAL PROCEEDINGS

      The Company is a defendant in a law suit filed on October 26, 1994, in the Circuit Court, Hamilton County, Tennessee, whereby the plaintiff is alleging that a flooding problem on the property adjacent to the Company's Property in Chattanooga, Tennessee, is a result of the construction of the building and parking lot on the Company's Property and is seeking damages of $400,000. Management intends to vigorously contest these claims and believes that, if the Company were to be held liable for any damages, such damages would be covered by insurance.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information responsive to this Item is contained in the section captioned "Share Price and Dividend Data" on page 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

      Information responsive to this Item is contained in the section captioned "Historical Financial Highlights" on page one of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages six through nine of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Certain information responsive to this Item is contained in the section captioned "Quarterly Financial Data" on page 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the Registrant's definitive proxy statement which was filed with the Commission on March 28, 1996, pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned "Proposal I: Election of Directors - Nominees" and "Proposal I:
Election of Directors - Executive Officers" and "Security Ownership," and the information in such sections is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

      Reference is made to the Registrant's definitive proxy statement which was filed with the Commission on March 28, 1996, pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned "Proposal I: Election of Directors - Compensation of Directors" and "Proposal I: Executive Compensation," and the information in such sections is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the Registrant's definitive proxy statement which was filed with the Commission on March 28, 1996, pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned "Security Ownership," and the information in such section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the Registrant's definitive proxy statement which was filed with the Commission on March 28, 1996, pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned "Certain Transactions," and the information in such section is incorporated herein by reference.





                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

          Report of Independent Auditors

          Consolidated Balance Sheets at December 31, 1995 and 1994

          Consolidated Statements of Earnings for the years ended December 31, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity for the years ended
            December 31, 1995, 1994 and 1993

          Consolidated Statements of Cash Flows for the years ended December 31,
            1995, 1994 and 1993

          Notes to Consolidated Financial Statements

      2.  Financial Statement Schedule

          Report of Independent Auditors

          Schedule III - Real Estate and Accumulated Depreciation at
                           December 31, 1995

          Notes to Schedule III - Real Estate and Accumulated Depreciation at
                                    December 31, 1995

          All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

      3.  Exhibits

      3.1 Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

      3.2 Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3, and incorporated herein by reference).

      4 Specimen Certificate of Common Stock, par value $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

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

      10.4 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1995 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

      10.5 Revolving Line of Credit and Security Agreement, dated as of July 25, 1994, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

      10.6 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

      10.7 Interest Rate Cap Agreement dated February 28, 1994, by and between the Registrant and First Union National Bank of North Carolina (filed as Exhibit No. 10(xi) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

      10.8 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference).

      10.9 Second Amended and Restated Line of Credit and Security Agreement, dated December 7, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent relating to a $100,000,000 loan (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.10 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.11 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.12 Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan. Filed herewith.

      10.13 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan. Filed herewith.

      13 Annual Report to Shareholders for the year ended December 31, 1995 ("filed" only to the extent material therefrom is specifically incorporated herein by reference).

      23 Consent of Independent Accountants dated March 22, 1996. Filed herewith.

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.



                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                              COMMERCIAL NET LEASE REALTY, INC.

                              By:  /s/ James M. Seneff, Jr.
                                   ----------------------------------
                                   JAMES M. SENEFF, JR.
                                   Chairman of the Board of Directors



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                       Title                     Date
        ---------                       -----                     ----


/s/ James M. Seneff, Jr.         Chairman of the Board of       March 29, 1996
-------------------------        Directors Chief
James M. Seneff, Jr.             Executive Officer
                                 (Principal Executive
                                 Officer)


/s/ Robert A. Bourne             Vice Chairman of the           March 29, 1996
-------------------------        Board of Directors,
Robert A. Bourne                 Secretary and Treasurer



/s/ Edward Clark                 Director                       March 29, 1996
-------------------------
Edward Clark



/s/ Willoughby T. Cox, Jr.       Director                       March 29, 1996
-------------------------
Willoughby T. Cox, Jr.



/s/ Clifford R. Hinkle           Director                       March 29, 1996
-------------------------
Clifford R. Hinkle



/s/ Ted B. Lanier                Director                       March 29, 1996
-------------------------
Ted B. Lanier



/s/ Gary M. Ralston              President                      March 29, 1996
-------------------------
Gary M. Ralston



/s/ Kevin B. Habicht             Chief Financial Officer        March 29, 1996
-------------------------        (Principal Financial and
Kevin B. Habicht                 Accounting Officer)







         REPORT OF INDEPENDENT AUDITOR'S ON SUPPLEMENTARY INFORMATION

       ----------------------------------------------------------------


The Board of Directors
Commercial Net Lease Realty, Inc.:


Under date of January 20, 1996, except for Note 13 for which the date is January 30, 1996, we reported on the balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 1995 and 1994, and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in Item 14(a)1 of Form 10-K and in the 1995 annual report to stockholders. These financial statements and our report thereon are both included in Item 14(a)1 of Form 10-K for the year 1995. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as of December 31, 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.


                              /s/KPMG Peat Marwick LLP


Orlando, Florida
January 20, 1996, except for Note 13
  for which the date is January 30, 1996






                       COMMERCIAL NET LEASE REALTY, INC.

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995


                            (A)       (B)           (C)        (D)   (E)

                                                             Costs Capitalized
                                          Initial Cost          Subsequent
                                           To Company         To Acquisition
                                   ------------------------ ------------------
                                                Buildings
                           Encum-                  and      Improve- Carrying
                          brances     Land     Improvements  ments     Costs
                          -------  ----------- ------------ -------- --------

Properties the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX            -     $ 1,074,232  $        -  $     -  $     -
      Houston, TX            -         699,165           -        -        -
      N. Richland
        Hills, TX            -       1,286,220           -        -        -

    Barnes & Noble:
      Lakeland, FL           -       1,069,721    1,586,218       -        -
      Brandon, FL            -       1,474,921    1,605,896       -        -
      Denver, CO             -       3,242,338    2,720,034       -        -
      Houston, TX            -       3,307,562    2,396,024       -        -
      Plantation, FL         -       3,570,000           -        -        -
      Cary, NC               -       2,754,000           -        -        -
      Lafayette, LA          -       1,122,000           -        -        -
      Oklahoma City, OK      -       1,662,090           -        -        -
      Daytona, FL            -       2,540,511           -        -        -

    Best Buy:
      Corpus Christi, TX     -         818,448      896,395       -        -

    Blockbuster Music:
      Dallas, TX             -         346,548    1,963,773   27,762       -

    Borders:
      Wilmington, DE         -       3,030,769    6,061,538       -        -
      Richmond, VA           -       2,177,310    2,599,587       -        -

    Burger King
      Restaurants:
        Asheboro, NC         -         420,508      815,190       -        -
        Galliano, LA         -         249,001    1,130,506       -        -
        John's Island, SC    -         385,517      698,309       -        -
        Lake Charles, LA     -         272,381      965,713       -        -
        Lancaster, OH        -         220,846      582,815       -        -
        Natchez, MS          -         206,717      653,530       -        -
        Tappahannock, VA     -         289,840      572,779       -        -
        Warren, MI           -         298,817      785,031       -        -
        Manchester, NH       -         619,037      428,757       -        -
        Rochester, NH        -         216,652      779,450       -        -
        St. Paul, MN         -         225,297      542,847       -        -
        Columbus, OH         -         357,114      407,093       -        -
        Opelousas, LA        -         460,374      824,510       -        -
        Coon Rapids, MI      -         322,658      544,936       -        -

    Checkers Restaurant:
      Orlando, FL            -         256,568           -        -        -

    CompUSA:
      Mission Viejo, CA      -       2,706,352    1,368,966       -        -

    Computer City:
      Miami, FL              -       2,713,192    1,866,676       -        -
      Baton Rouge, LA        -         606,715      910,072       -        -

    Denny's Restaurants:
      Greenville, SC         -         344,817      400,895       -        -
      Landrum, SC            -         155,429           -        -        -
      Mooresville, NC        -         307,299           -        -        -
      Greensboro, NC         -         265,915      493,407       -        -
      Houston, TX            -         289,036      572,985       -        -
      Santee, SC             -         244,284      312,045       -        -
      Duncan, SC             -         219,703           -        -        -
      Topeka, KS             -         414,686           -        -        -
      Winter Springs, FL     -         555,232           -        -        -

    Eckerd:
      San Antonio, TX        -         440,985           -        -        -
      Dallas, TX             -         541,493           -        -        -
      Garland, TX            -         239,014           -        -        -
      Arlington, TX          -         368,964           -        -        -
      Millville, NJ          -         417,603           -        -        -
      Atlanta, GA            -         445,593           -        -        -
      Mantua, NJ             -         344,022           -        -        -
      Amarillo, TX           -         641,439           -        -        -
      Amarillo, TX           -         322,200           -        -        -
      Glassboro, NJ          -         534,243           -        -        -
      Kissimmee, FL          -         718,484           -        -        -
      Colleyville, TX        -         755,647           -        -        -
      Tampa, FL              -         604,682           -        -        -

    Food 4 Less:
      Lemon Grove, CA        -       3,454,917           -        -        -

    Golden Corral Family
      Steakhouse
      Restaurants:
        Foley, AL (e)        -         101,286      283,991       -        -
        Edenton, NC          -          36,578      318,481       -        -
        Woodstock, GA        -         200,680      328,450       -        -
        Bonham, TX (e)       -         128,451      344,170       -        -
        Center, TX (e)       -         103,187      308,859       -        -
        Gilmer, TX (e)       -         116,815      296,454       -        -
        Leitchfield,
          KY (e)             -          73,660      306,642       -        -
        Marietta, GA (g)     -         156,190      346,509       -        -
        Rockledge, FL        -         120,593      340,889       -        -
        Silsbee, TX (e)      -         132,802      302,052       -        -
        Atlanta, TX          -          88,457      368,317       -        -
        Vernon, TX (e)       -         105,798      328,943       -        -
        Abbeville, LA        -          98,577      362,416       -        -
        Fredericksburg,
          TX                 -         169,984      321,189       -        -
        Gonzales, TX (e)     -         104,833      312,872       -        -
        Bowie, TX (e)        -          57,824      311,544       -        -
        Clanton, AL (e)      -         113,017      296,921       -        -
        Jacksonville, TX     -         115,276      318,196       -        -
        Lake Placid,
          FL (e)             -         115,113      305,074       -        -
        Pleasanton, TX       -         139,694      316,070       -        -
        Marble Falls,
          TX (e)             -         151,985      338,704       -        -
        Ennis, TX            -         153,700      366,639       -        -
        Franklin, LA (e)     -         105,839      396,831       -        -
        Melbourne, FL        -         193,447      341,351       -        -
        Franklin, VA         -         100,808      424,164       -        -
        Minden, LA (e)       -          86,120      402,364       -        -
        Durant, OK           -         140,862      411,135       -        -

    Hardee's Restaurants:
      Chalkville, AL         -         170,834      457,167       -        -
      Gulf Shores, AL        -         348,281      595,164       -        -
      Mobile, AL             -         336,696           -        -        -
      Warrior, AL            -         177,659           -        -        -
      Horn Lake, MS          -         302,787           -        -        -
      Petal, MS              -         277,104      415,193       -        -
      West Point, MS         -         173,386           -        -        -
      Rock Hill, SC          -         216,777      466,450       -        -
      Columbia, TN           -         226,300           -        -        -
      Johnson City, TN       -         215,567           -        -        -
      Tusculum, TN           -         182,349      507,293       -        -

    Hi-Lo Automotive:
      Mesquite, TX           -         233,420      513,523       -        -
      Fort Worth, TX         -         197,037      512,296       -        -
      Houston, TX            -         261,318      531,968       -        -
      Arlington, TX          -         295,331      571,609       -        -
      Garland, TX            -         239,570      512,023       -        -
      Dallas, TX             -         281,347      543,937       -        -
      McAllen, TX            -         265,177      605,397       -        -
      Temple, TX             -         177,451      587,755       -        -
      San Antonio, TX        -         200,510      643,741       -        -
      Universal City, TX     -         247,264      570,677       -        -
      Bastrop, TX            -         197,905      383,144       -        -
      Lake Worth, TX         -         252,141      539,510       -        -
      Nacogdoches, TX        -         190,324      522,232       -        -
      Eagle Pass, TX         -         256,745      455,841       -        -

    International House
      of Pancakes
      Restaurants:
        Stafford, TX         -         382,084           -        -        -
        Sunset Hills, MO     -         271,853           -        -        -
        Las Vegas, NV        -         519,947           -        -        -
        Fort Worth, TX       -         430,896           -        -        -
        Arlington, TX        -         404,512           -        -        -
        Matthews, NC         -         380,043           -        -        -
        Phoenix, AZ          -         483,374           -        -        -

    Linens 'n Things:
      Freehold, NJ           -       1,753,766    2,208,651       -        -

    Marshalls:
      Freehold, NJ           -       2,052,946    2,585,432       -        -

    Office Depot:
      Arlington, TX          -         596,024    1,411,432       -        -

    OfficeMax:
      Corpus Christi, TX     -         893,270      978,344   76,664       -
      Dallas, TX             -       1,118,500    1,709,891       -        -
      Cincinnati, OH         -         543,489    1,574,551       -        -
      Evanston, IL           -       1,867,831    1,757,618       -        -

    Pier 1 Imports:
      Dallas, TX             -         189,010    1,071,054   14,448       -

    Pizza Hut Restaurant:
      Orlando, FL            -         220,632      258,483       -        -

    Rally's Restaurant:
      Toledo, OH             -         125,882      319,770       -        -

    Scotty's:
      Orlando, FL            -       1,064,260    2,049,431       -        -
      Orlando, FL            -       1,187,730    2,131,807       -        -

    Sears Homelife
      Centers:
        Orlando, FL          -         820,397    2,184,721       -        -
        Clearwater, FL       -       1,184,438    2,526,207       -        -

    Oshmans:
      Dallas, TX             -       1,311,440           -        -        -

    Waccamaw:
      Fairfax, VA            -       2,156,801           -        -        -

    Wendy's Old Fashioned
      Hamburger Restau-
      rants:
        Fenton, MO           -         307,068      496,410       -        -
        Longwood, FL         -         333,335      194,926       -        -
                                   -----------  ----------- -------- --------

                                   $83,363,492  $77,978,852 $118,874 $     -
                                   ===========  =========== ======== ========

Properties the Company
  has Invested in Under
  Direct Financing
  Leases:

    Academy:
      Houston, TX            -     $        -   $ 1,924,740 $     -  $     -
      Houston, TX            -              -     1,867,519       -        -

    Checkers Restaurant:
      Orlando, FL            -              -       286,910       -        -

    Denny's Restaurants:
      Landrum, SC            -              -       374,684       -        -
      Mooresville, NC        -              -       535,309       -        -
      Akron, OH              -         137,424      733,450       -        -
      Duncan, SC             -              -       628,571       -        -
      Topeka, KS             -              -       498,921       -        -
      Winter Springs, FL     -              -       620,148       -        -

    Eckerd:
      San Antonio, TX        -              -       783,974       -        -
      Dallas, TX             -              -       638,684       -        -
      Garland, TX            -              -       710,634       -        -
      Arlington, TX          -              -       636,070       -        -
      Millville, NJ          -              -       828,942       -        -
      Atlanta, GA            -              -       668,390       -        -
      Mantua, NJ             -              -       951,795       -        -
      Vineland, NJ           -         286,231    1,063,142       -        -
      Amarillo, TX           -              -       857,250       -        -
      Amarillo, TX           -         153,406      826,030       -        -
      Amarillo, TX           -              -       830,937       -        -
      Glassboro, NJ          -              -       887,497       -        -
      Kissimmee, FL          -              -       937,772       -        -
      Alice, TX              -         189,126      804,703       -        -
      Colleyville, TX        -              -     1,074,893       -        -
      Tampa, FL              -              -     1,090,532       -        -

    Food Lion Super-
      markets:
        Keystone Heights,
          FL                 -          88,604    1,845,988       -        -
        Chattanooga, TN      -         336,488    1,701,072       -        -
        Lynchburg, VA        -         128,216    1,674,167       -        -
        Martinsburg, WV      -         448,648    1,543,573       -        -

    Good Guys:
      Stockton, CA           -         580,609    2,974,868       -        -

    Hardee's Restaurants:
      Mobile, AL             -              -       479,107       -        -
      Warrior, AL            -              -       470,556       -        -
      Horn Lake, MS          -              -       555,975       -        -
      Iuka, MS               -         130,258      505,363       -        -
      West Point, MS         -              -       517,424       -        -
      Biscoe, NC             -          60,301      479,984       -        -
      Aynor, SC              -          44,871      521,192       -        -
      Columbia, TN           -              -       584,927       -        -
      Johnson City, TN       -              -       570,690       -        -

    Hi-Lo Automotive:
      Edinberg, TX           -          97,056      418,926       -        -
      Copperas Cove, TX      -         116,637      476,331       -        -
      Baton Rouge, LA        -          89,954      508,146       -        -
      Lake Jackson, TX       -         120,313      609,300       -        -
      Fort Worth, TX         -          92,779      607,971       -        -
      Pantego, TX            -         154,368      505,323       -        -
      Fort Worth, TX         -          91,373      548,238       -        -
      Pharr, TX              -          94,576      472,880       -        -
      Baton Rouge, LA        -         122,349      527,930       -        -
      Houston, TX            -          37,508      596,069       -        -

    International House
      of Pancakes
      Restaurants:
        Stafford, TX         -              -       571,832       -        -
        Sunset Hills, MO     -              -       736,345       -        -
        Las Vegas, NV        -              -       613,582       -        -
        Fort Worth, TX       -              -       623,641       -        -
        Arlington, TX        -              -       608,132       -        -
        Matthews, NC         -              -       655,668       -        -
        Phoenix, AZ          -              -       559,307       -        -

    Levitz:
      Tempe, AZ              -         634,444    2,225,991       -        -

    Oshmans:
      Dallas, TX             -              -     2,658,976       -        -

    Waccamaw:
      Fairfax, VA            -              -     3,356,493       -        -
                                   -----------  ----------- -------- --------

                                   $ 4,235,539  $53,367,464 $     -  $     -
                                   ===========  =========== ======== ========



                       COMMERCIAL NET LEASE REALTY, INC.

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
       -------------------------------------------------------------------

                               December 31, 1995



                               (F)         (G)            (H)    (I)


                               Gross Amount at Which Carried
                                    at Close of Period (b)
                           -------------------------------------
                                        Buildings
                                           and                    Accumulated
                              Land     Improvements      Total    Depreciation
                           ----------- ------------  ------------ ------------

Properties the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX          $ 1,074,232          (c)  $  1,074,232  $       -
      Houston, TX              699,165          (c)       699,165          -
      N. Richland
        Hills, TX            1,286,220          (f)     1,286,220          -

    Barnes & Noble:
      Lakeland, FL           1,069,721  $ 1,586,218     2,655,939      36,884
      Brandon, FL            1,474,921    1,605,896     3,080,817      37,341
      Denver, CO             3,242,338    2,720,034     5,962,372      85,190
      Houston, TX            3,307,562    2,396,024     5,703,586      14,983
      Plantation, FL         3,570,000          (f)     3,570,000          -
      Cary, NC               2,754,000          (f)     2,754,000          -
      Lafayette, LA          1,122,000          (f)     1,122,000          -
      Oklahoma City, OK      1,662,090          (f)     1,662,090          -
      Daytona, FL            2,540,511          (f)     2,540,511          -

    Best Buy:
      Corpus Christi, TX       818,448      896,395     1,714,843      47,521

    Blockbuster Music:
      Dallas, TX               346,548    1,991,535     2,338,083      86,358

    Borders:
      Wilmington, DE         3,030,769    6,061,538     9,092,307     155,612
      Richmond, VA           2,177,310    2,599,587     4,776,897      36,465

    Burger King
      Restaurants:
        Asheboro, NC           420,508      815,190     1,235,698      71,329
        Galliano, LA           249,001    1,130,506     1,379,507      98,919
        John's Island, SC      385,517      698,309     1,083,826      61,102
        Lake Charles, LA       272,381      965,713     1,238,094      84,500
        Lancaster, OH          220,846      582,815       803,661      50,996
        Natchez, MS            206,717      653,530       860,247      57,184
        Tappahannock, VA       289,840      572,779       862,619      50,118
        Warren, MI             298,817      785,031     1,083,848      68,690
        Manchester, NH         619,037      428,757     1,047,794      27,796
        Rochester, NH          216,652      779,450       996,102      50,531
        St. Paul, MN           225,297      542,847       768,144      33,965
        Columbus, OH           357,114      407,093       764,207      25,471
        Opelousas, LA          460,374      824,510     1,284,884      51,588
        Coon Rapids, MI        322,658      544,936       867,594      34,096

    Checkers Restaurant:
      Orlando, FL              256,568          (c)       256,568          -

    CompUSA:
      Mission Viejo, CA      2,706,352    1,368,966     4,075,318      19,962

    Computer City:
      Miami, FL              2,713,192    1,866,676     4,579,868      79,462
      Baton Rouge, LA          606,715      910,072     1,516,787          61

    Denny's Restaurants:
      Greenville, SC           344,817      400,895       745,712      25,990
      Landrum, SC              155,429          (c)       155,429          -
      Mooresville, NC          307,299          (c)       307,299          -
      Greensboro, NC           265,915      493,407       759,322      31,987
      Houston, TX              289,036      572,985       862,021      37,146
      Santee, SC               244,284      312,045       556,329      20,229
      Duncan, SC               219,703          (c)       219,703          -
      Topeka, KS               414,686          (c)       414,686          -
      Winter Springs, FL       555,232          (c)       555,232          -

    Eckerd:
      San Antonio, TX          440,985          (c)       440,985          -
      Dallas, TX               541,493          (c)       541,493          -
      Garland, TX              239,014          (c)       239,014          -
      Arlington, TX            368,964          (c)       368,964          -
      Millville, NJ            417,603          (c)       417,603          -
      Atlanta, GA              445,593          (c)       445,593          -
      Mantua, NJ               344,022          (c)       344,022          -
      Amarillo, TX             641,439          (c)       641,439          -
      Amarillo, TX             322,200          (c)       322,200          -
      Glassboro, NJ            534,243          (c)       534,243          -
      Kissimmee, FL            718,484          (c)       718,484          -
      Colleyville, TX          755,647          (c)       755,647          -
      Tampa, FL                604,682          (c)       604,682          -

    Food 4 Less:
      Lemon Grove, CA        3,454,917          (f)     3,454,917          -

    Golden Corral Family
      Steakhouse
      Restaurants:
        Foley, AL (e)          101,286      283,991       385,277      96,585
        Edenton, NC             36,578      318,481       355,059     106,421
        Woodstock, GA          200,680      328,450       529,130     109,703
        Bonham, TX (e)         128,451      344,170       472,621     113,920
        Center, TX (e)         103,187      308,859       412,046     102,244
        Gilmer, TX (e)         116,815      296,454       413,269      98,137
        Leitchfield,
          KY (e)                73,660      306,642       380,302     101,500
        Marietta, GA (g)       156,190      346,509       502,699     114,696
        Rockledge, FL          120,593      340,889       461,482     112,834
        Silsbee, TX (e)        132,802      302,052       434,854      99,994
        Atlanta, TX             88,457      368,317       456,774     121,545
        Vernon, TX (e)         105,798      328,943       434,741     105,262
        Abbeville, LA           98,577      362,416       460,993     115,973
        Fredericksburg,
          TX                   169,984      321,189       491,173     102,781
        Gonzales, TX (e)       104,833      312,872       417,705     100,119
        Bowie, TX (e)           57,824      311,544       369,368      99,694
        Clanton, AL (e)        113,017      296,921       409,938      95,015
        Jacksonville, TX       115,276      318,196       433,472     101,823
        Lake Placid,
          FL (e)               115,113      305,074       420,187      97,624
        Pleasanton, TX         139,694      316,070       455,764     101,142
        Marble Falls,
          TX (e)               151,985      338,704       490,689     108,385
        Ennis, TX              153,700      366,639       520,339     113,658
        Franklin, LA (e)       105,839      396,831       502,670     123,017
        Melbourne, FL          193,447      341,351       534,798     105,819
        Franklin, VA            93,719      424,164       517,883      93,569
        Minden, LA (e)          86,120      402,364       488,484      68,735
        Durant, OK             140,862      411,135       551,997      66,017

    Hardee's Restaurants:
      Chalkville, AL           170,834      457,167       628,001      24,862
      Gulf Shores, AL          348,281      595,164       943,445      32,367
      Mobile, AL               336,696          (c)       336,696          -
      Warrior, AL              177,659          (c)       177,659          -
      Horn Lake, MS            302,787          (c)       302,787          -
      Petal, MS                277,104      415,193       692,297      22,580
      West Point, MS           173,386          (c)       173,386          -
      Rock Hill, SC            216,777      466,450       683,227      25,367
      Columbia, TN             226,300          (c)       226,300          -
      Johnson City, TN         215,567          (c)       215,567          -
      Tusculum, TN             182,349      507,293       689,642      27,588

    Hi-Lo Automotive:
      Mesquite, TX             233,420      513,523       746,943      15,461
      Fort Worth, TX           197,037      512,296       709,333      13,906
      Houston, TX              261,318      531,968       793,286      14,444
      Arlington, TX            295,331      571,609       866,940      15,518
      Garland, TX              239,570      512,023       751,593      13,897
      Dallas, TX               281,347      543,937       825,284      13,745
      McAllen, TX              265,177      605,397       870,574       3,952
      Temple, TX               177,451      587,755       765,206       3,837
      San Antonio, TX          200,510      643,741       844,251       4,202
      Universal City, TX       247,264      570,677       817,941       3,725
      Bastrop, TX              197,905      383,144       581,049       2,501
      Lake Worth, TX           252,141      539,510       791,651       3,522
      Nacogdoches, TX          190,324      522,232       712,556       3,409
      Eagle Pass, TX           256,745      455,841       712,586       2,976

    International House
      of Pancakes
      Restaurants:
        Stafford, TX           382,084          (c)       382,084          -
        Sunset Hills, MO       271,853          (c)       271,853          -
        Las Vegas, NV          519,947          (c)       519,947          -
        Fort Worth, TX         430,896          (c)       430,896          -
        Arlington, TX          404,512          (c)       404,512          -
        Matthews, NC           380,043          (c)       380,043          -
        Phoenix, AZ            483,374          (c)       483,374          -

    Linens 'n Things:
      Freehold, NJ           1,753,766    2,208,651     3,962,417      74,067

    Marshalls:
      Freehold, NJ           2,052,946    2,585,432     4,638,378      86,702

    Office Depot:
      Arlington, TX            596,024    1,411,432     2,007,456      67,551

    OfficeMax:
      Corpus Christi, TX       893,270    1,055,008     1,948,278      55,503
      Dallas, TX             1,118,500    1,709,891     2,828,391      85,612
      Cincinnati, OH           543,489    1,574,551     2,118,040      58,372
      Evanston, IL           1,867,831    1,757,618     3,625,449      24,655

    Pier 1 Imports:
      Dallas, TX               189,010    1,085,502     1,274,512      47,078

    Pizza Hut Restaurant:
      Orlando, FL              220,632      258,483       479,115      29,836

    Rally's Restaurant:
      Toledo, OH               125,882      319,770       445,652      28,851

    Scotty's:
      Orlando, FL            1,064,260    2,049,431     3,113,691      26,188
      Orlando, FL            1,187,730    2,131,807     3,319,537      27,241

    Sears Homelife
      Centers:
        Orlando, FL            820,397    2,184,721     3,005,118     141,782
        Clearwater, FL       1,184,438    2,526,207     3,710,645     163,944

    Oshmans:
      Dallas, TX             1,311,440          (c)     1,311,440          -

    Waccamaw:
      Fairfax, VA            2,156,801          (c)     2,156,801          -

    Wendy's Old Fashioned
      Hamburger Restau-
      rants:
        Fenton, MO             307,068      496,410       803,478      52,716
        Longwood, FL           333,335      194,926       528,261      21,745
                           -----------  -----------  ------------  ----------

                           $83,356,403  $78,097,726  $161,454,129  $5,497,390
                           ===========  ===========  ============  ==========

Properties the Company
  has Invested in Under
  Direct Financing
  Leases:

    Academy:
      Houston, TX                   -           (c)           (c)         (c)
      Houston, TX                   -           (c)           (c)         (c)

    Checkers Restaurant:
      Orlando, FL                   -           (c)           (c)         (c)

    Denny's Restaurants:
      Landrum, SC                   -           (c)           (c)         (c)
      Mooresville, NC               -           (c)           (c)         (c)
      Akron, OH                    (d)          (d)           (d)         (d)
      Duncan, SC                    -           (c)           (c)         (c)
      Topeka, KS                    -           (c)           (c)         (c)
      Winter Springs, FL            -           (c)           (c)         (c)

    Eckerd:
      San Antonio, TX               -           (c)           (c)         (c)
      Dallas, TX                    -           (c)           (c)         (c)
      Garland, TX                   -           (c)           (c)         (c)
      Arlington, TX                 -           (c)           (c)         (c)
      Millville, NJ                 -           (c)           (c)         (c)
      Atlanta, GA                   -           (c)           (c)         (c)
      Mantua, NJ                    -           (c)           (c)         (c)
      Vineland, NJ                 (d)          (d)           (d)         (d)
      Amarillo, TX                  -           (c)           (c)         (c)
      Amarillo, TX                 (d)          (d)           (d)         (d)
      Amarillo, TX                  -           (c)           (c)         (c)
      Glassboro, NJ                 -           (c)           (c)         (c)
      Kissimmee, FL                 -           (c)           (c)         (c)
      Alice, TX                    (d)          (d)           (d)         (d)
      Colleyville, TX               -           (c)           (c)         (c)
      Tampa, FL                     -           (c)           (c)         (c)

    Food Lion Super-
      markets:
        Keystone Heights,
          FL                       (d)          (d)           (d)         (d)
        Chattanooga, TN            (d)          (d)           (d)         (d)
        Lynchburg, VA              (d)          (d)           (d)         (d)
        Martinsburg, WV            (d)          (d)           (d)         (d)

    Good Guys:
      Stockton, CA                 (d)          (d)           (d)         (d)

    Hardee's Restaurants:
      Mobile, AL                    -           (c)           (c)         (c)
      Warrior, AL                   -           (c)           (c)         (c)
      Horn Lake, MS                 -           (c)           (c)         (c)
      Iuka, MS                     (d)          (d)           (d)         (d)
      West Point, MS                -           (c)           (c)         (c)
      Biscoe, NC                   (d)          (d)           (d)         (d)
      Aynor, SC                    (d)          (d)           (d)         (d)
      Columbia, TN                  -           (c)           (c)         (c)
      Johnson City, TN              -           (c)           (c)         (c)

    Hi-Lo Automotive:
      Edinberg, TX                 (d)          (d)           (d)         (d)
      Copperas Cove, TX            (d)          (d)           (d)         (d)
      Baton Rouge, LA              (d)          (d)           (d)         (d)
      Lake Jackson, TX             (d)          (d)           (d)         (d)
      Fort Worth, TX               (d)          (d)           (d)         (d)
      Pantego, TX                  (d)          (d)           (d)         (d)
      Fort Worth, TX               (d)          (d)           (d)         (d)
      Pharr, TX                    (d)          (d)           (d)         (d)
      Baton Rouge, LA              (d)          (d)           (d)         (d)
      Houston, TX                  (d)          (d)           (d)         (d)

    International House
      of Pancakes
      Restaurants:
        Stafford, TX                -           (c)           (c)         (c)
        Sunset Hills, MO            -           (c)           (c)         (c)
        Las Vegas, NV               -           (c)           (c)         (c)
        Fort Worth, TX              -           (c)           (c)         (c)
        Arlington, TX               -           (c)           (c)         (c)
        Matthews, NC                -           (c)           (c)         (c)
        Phoenix, AZ                 -           (c)           (c)         (c)

    Levitz:
      Tempe, AZ                    (d)          (d)           (d)         (d)

    Oshmans:
      Dallas, TX                    -           (c)           (c)         (c)

    Waccamaw:
      Fairfax, VA                   -           (c)           (c)         (c)






                       COMMERCIAL NET LEASE REALTY, INC.

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                       (J)         (K)             (L)

                                                             Life on Which
                                                            Depreciation in
                                                             Latest Income
                                    Date of        Date      Statement is
                                 Construction    Acquired      Computed
                                 ------------    --------   ---------------

Properties the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX                        1994       05/95               (c)
      Houston, TX                        1995       06/95               (c)
      N. Richland
        Hills, TX                         (f)       08/95               (f)

    Barnes & Noble:
      Lakeland, FL                       1995       07/94 (h)      40 years
      Brandon, FL                        1995       08/94 (h)      40 years
      Denver, CO                         1994       09/94          40 years
      Houston, TX                        1995       10/94 (h)      40 years
      Plantation, FL                      (f)       05/95               (f)
      Cary, NC                            (f)       05/95               (f)
      Lafayette, LA                       (f)       06/95               (f)
      Oklahoma City, OK                   (f)       06/95               (f)
      Daytona, FL                         (f)       09/95               (f)

    Best Buy:
      Corpus Christi, TX                 1967       11/93          40 years

    Blockbuster Music:
      Dallas, TX                         1980       04/94          40 years

    Borders:
      Wilmington, DE                     1994       12/94          40 years
      Richmond, VA                       1995       06/95          40 years

    Burger King
      Restaurants:
        Asheboro, NC                     1986       07/92          40 years
        Galliano, LA                     1991       07/92          40 years
        John's Island, SC                1988       07/92          40 years
        Lake Charles, LA                 1988       07/92          40 years
        Lancaster, OH                    1987       07/92          40 years
        Natchez, MS                      1986       07/92          40 years
        Tappahannock, VA                 1987       07/92          40 years
        Warren, MI                       1987       07/92          40 years
        Manchester, NH                   1980       05/93          40 years
        Rochester, NH                    1987       05/93          40 years
        St. Paul, MN                     1986       06/93          40 years
        Columbus, OH                     1982       06/93          40 years
        Opelousas, LA                    1989       06/93          40 years
        Coon Rapids, MI                  1990       06/93          40 years

    Checkers Restaurant:
      Orlando, FL                        1988       07/92               (c)

    CompUSA:
      Mission Viejo, CA                  1994       02/94          40 years

    Computer City:
      Miami, FL                          1994       04/94          40 years
      Baton Rouge, LA                    1995       12/95          40 years

    Denny's Restaurants:
      Greenville, SC                     1985       05/93          40 years
      Landrum, SC                        1992       05/93               (c)
      Mooresville, NC                    1992       05/93               (c)
      Greensboro, NC                     1992       05/93          40 years
      Houston, TX                        1991       05/93          40 years
      Santee, SC                         1992       05/93          40 years
      Duncan, SC                         1992       05/93               (c)
      Topeka, KS                         1990       06/93               (c)
      Winter Springs, FL                 1994       01/94               (c)

    Eckerd:
      San Antonio, TX                    1993       12/93               (c)
      Dallas, TX                         1994       01/94               (c)
      Garland, TX                        1994       02/94               (c)
      Arlington, TX                      1994       02/94               (c)
      Millville, NJ                      1994       03/94               (c)
      Atlanta, GA                        1994       03/94               (c)
      Mantua, NJ                         1994       06/94               (c)
      Amarillo, TX                       1994       12/94               (c)
      Amarillo, TX                       1994       12/94               (c)
      Glassboro, NJ                      1994       12/94               (c)
      Kissimmee, FL                      1995       04/95               (c)
      Colleyville, TX                    1995       06/95               (c)
      Tampa, FL                          1995       12/95               (c)

    Food 4 Less:
      Lemon Grove, CA                     (f)       07/95               (f)

    Golden Corral Family
      Steakhouse
      Restaurants:
        Foley, AL (e)                    1984       10/84          35 years
        Edenton, NC                      1984       11/84          35 years
        Woodstock, GA                    1984       11/84          35 years
        Bonham, TX (e)                   1984       12/84          35 years
        Center, TX (e)                   1984       12/84          35 years
        Gilmer, TX (e)                   1984       12/84          35 years
        Leitchfield,
          KY (e)                         1984       12/84          35 years
        Marietta, GA (g)                 1984       12/84          35 years
        Rockledge, FL                    1984       12/84          35 years
        Silsbee, TX (e)                  1984       12/84          35 years
        Atlanta, TX                      1985       01/85          35 years
        Vernon, TX (e)                   1985       03/85          35 years
        Abbeville, LA                    1985       04/85          35 years
        Fredericksburg,
          TX                             1985       04/85          35 years
        Gonzales, TX (e)                 1985       04/85          35 years
        Bowie, TX (e)                    1985       05/85          35 years
        Clanton, AL (e)                  1985       05/85          35 years
        Jacksonville, TX                 1985       05/85          35 years
        Lake Placid,
          FL (e)                         1985       05/85          35 years
        Pleasanton, TX                   1985       05/85          35 years
        Marble Falls,
          TX (e)                         1985       06/85          35 years
        Ennis, TX                        1985       07/85          35 years
        Franklin, LA (e)                 1985       07/85          35 years
        Melbourne, FL                    1985       07/85          35 years
        Franklin, VA                     1987       02/87          40 years
        Minden, LA (e)                   1989       03/89          40 years
        Durant, OK                       1989       08/89          40 years

    Hardee's Restaurants:
      Chalkville, AL                     1992       10/93          40 years
      Gulf Shores, AL                    1992       10/93          40 years
      Mobile, AL                         1993       10/93               (c)
      Warrior, AL                        1992       10/93               (c)
      Horn Lake, MS                      1993       10/93               (c)
      Petal, MS                          1993       10/93          40 years
      West Point, MS                     1993       10/93               (c)
      Rock Hill, SC                      1993       10/93          40 years
      Columbia, TN                       1993       10/93               (c)
      Johnson City, TN                   1993       10/93               (c)
      Tusculum, TN                       1993       10/93          40 years

    Hi-Lo Automotive:
      Mesquite, TX                       1994       10/94          40 years
      Fort Worth, TX                     1994       11/94          40 years
      Houston, TX                        1994       11/94          40 years
      Arlington, TX                      1993       11/94          40 years
      Garland, TX                        1993       11/94          40 years
      Dallas, TX                         1994       12/94          40 years
      McAllen, TX                        1982       09/95          40 years
      Temple, TX                         1989       09/95          40 years
      San Antonio, TX                    1994       09/95          40 years
      Universal City, TX                 1995       09/95          40 years
      Bastrop, TX                        1994       09/95          40 years
      Lake Worth, TX                     1995       09/95          40 years
      Nacogdoches, TX                    1995       09/95          40 years
      Eagle Pass, TX                     1994       09/95          40 years

    International House
      of Pancakes
      Restaurants:
        Stafford, TX                     1992       10/93               (c)
        Sunset Hills, MO                 1993       10/93               (c)
        Las Vegas, NV                    1993       12/93               (c)
        Fort Worth, TX                   1993       12/93               (c)
        Arlington, TX                    1993       12/93               (c)
        Matthews, NC                     1993       12/93               (c)
        Phoenix, AZ                      1993       12/93               (c)

    Linens 'n Things:
      Freehold, NJ                       1994       08/94          40 years

    Marshalls:
      Freehold, NJ                       1994       08/94          40 years

    Office Depot:
      Arlington, TX                      1991       01/94          40 years

    OfficeMax:
      Corpus Christi, TX                 1967       11/93          40 years
      Dallas, TX                         1993       12/93          40 years
      Cincinnati, OH                     1994       07/94          40 years
      Evanston, IL                       1995       06/95          40 years

    Pier 1 Imports:
      Dallas, TX                         1980       04/94          40 years

    Pizza Hut Restaurant:
      Orlando, FL                        1974       08/93        20.9 years

    Rally's Restaurant:
      Toledo, OH                         1989       07/92        38.8 years

    Scotty's:
      Orlando, FL                        1995       06/95          40 years
      Orlando, FL                        1995       06/95          40 years

    Sears Homelife
      Centers:
        Orlando, FL                      1992       05/93          40 years
        Clearwater, FL                   1992       05/93          40 years

    Oshmans:
      Dallas, TX                         1994       03/94               (c)

    Waccamaw:
      Fairfax, VA                        1995       12/95               (c)

    Wendy's Old Fashioned
      Hamburger Restau-
      rants:
        Fenton, MO                       1985       07/92          33 years
        Longwood, FL                     1982       07/92        31.4 years



Properties the Company
  has Invested in Under
  Direct Financing
  Leases:

    Academy:
      Houston, TX                        1994       05/95               (c)
      Houston, TX                        1995       06/95               (c)

    Checkers Restaurant:
      Orlando, FL                        1988       07/92               (c)

    Denny's Restaurants:
      Landrum, SC                        1992       05/93               (c)
      Mooresville, NC                    1992       05/93               (c)
      Akron, OH                          1992       05/93               (d)
      Duncan, SC                         1992       05/93               (c)
      Topeka, KS                         1990       06/93               (c)
      Winter Springs, FL                 1994       01/94               (c)

    Eckerd:
      San Antonio, TX                    1993       12/93               (c)
      Dallas, TX                         1994       01/94               (c)
      Garland, TX                        1994       02/94               (c)
      Arlington, TX                      1994       02/94               (c)
      Millville, NJ                      1994       03/94               (c)
      Atlanta, GA                        1994       03/94               (c)
      Mantua, NJ                         1994       06/94               (c)
      Vineland, NJ                       1990       11/94               (d)
      Amarillo, TX                       1994       12/94               (c)
      Amarillo, TX                       1994       12/94               (d)
      Amarillo, TX                       1994       12/94               (c)
      Glassboro, NJ                      1994       12/94               (c)
      Kissimmee, FL                      1995       04/95               (c)
      Alice, TX                          1995       06/95               (d)
      Colleyville, TX                    1995       06/95               (c)
      Tampa, FL                          1995       12/95               (c)

    Food Lion Super-
      markets:
        Keystone Heights,
          FL                             1993       05/93               (d)
        Chattanooga, TN                  1993       10/93               (d)
        Lynchburg, VA                    1994       01/94               (d)
        Martinsburg, WV                  1994       08/94               (d)

    Good Guys:
      Stockton, CA                       1991       07/94               (d)

    Hardee's Restaurants:
      Mobile, AL                         1993       10/93               (c)
      Warrior, AL                        1992       10/93               (c)
      Horn Lake, MS                      1993       10/93               (c)
      Iuka, MS                           1993       10/93               (d)
      West Point, MS                     1993       10/93               (c)
      Biscoe, NC                         1993       10/93               (d)
      Aynor, SC                          1993       10/93               (d)
      Columbia, TN                       1993       10/93               (c)
      Johnson City, TN                   1993       10/93               (c)

    Hi-Lo Automotive:
      Edinberg, TX                       1993       10/94               (d)
      Copperas Cove, TX                  1994       10/94               (d)
      Baton Rouge, LA                    1994       10/94               (d)
      Lake Jackson, TX                   1994       10/94               (d)
      Fort Worth, TX                     1993       10/94               (d)
      Pantego, TX                        1993       10/94               (d)
      Fort Worth, TX                     1993       11/94               (d)
      Pharr, TX                          1993       11/94               (d)
      Baton Rouge, LA                    1994       12/94               (d)
      Houston, TX                        1982       09/95               (d)

    International House
      of Pancakes
      Restaurants:
        Stafford, TX                     1992       10/93               (c)
        Sunset Hills, MO                 1993       10/93               (c)
        Las Vegas, NV                    1993       12/93               (c)
        Fort Worth, TX                   1993       12/93               (c)
        Arlington, TX                    1993       12/93               (c)
        Matthews, NC                     1993       12/93               (c)
        Phoenix, AZ                      1993       12/93               (c)

    Levitz:
      Tempe, AZ                          1994       01/95               (d)

    Oshmans:
      Dallas, TX                         1994       03/94               (c)

    Waccamaw:
      Fairfax, VA                        1995       12/95               (c)





                       COMMERCIAL NET LEASE REALTY, INC.

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1995, 1994 and 1993, are summarized as follows:


                                                              Accumulated
                                                    Cost      Depreciation
                                                ------------  ------------

            Properties the Company
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1992      $ 24,110,390    $2,072,199
                Acquisitions                      31,748,181            -
                Sale of land and buildings        (1,225,217)      (11,764)
                Depreciation expense                      -        624,341
                                                ------------    ----------

                Balance, December 31, 1993        54,633,354     2,684,776
                Acquisitions                      55,219,077            -
                Depreciation expense                      -      1,076,593
                                                ------------    ----------

                Balance, December 31, 1994       109,852,431     3,761,369
                Acquisitions                      51,601,698            -
                Depreciation expense                      -      1,736,021
                                                ------------    ----------

                Balance, December 31, 1995      $161,454,129    $5,497,390
                                                ============    ==========


(b) As of December 31, 1995, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 1995, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $219,057,229 and $152,715,644, respectively.

(c) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(d) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The tenant of this Property, Golden Corral Corporation, has subleased this Property to a separate operator. Golden Corral Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this Property to the Company.

(f) The Company owns only land for this Property. Pursuant to the lease agreement, the Company will purchase the building once construction is complete.

(g) The tenant of this Property, Golden Corral Corporation, has subleased this Property to an operator of a Ragazzi's restaurant. Golden Corral Corporation continues to be responsible for complying with all of the terms of the lease agreement and is continuing to pay rent on this Property to the Company.

(h) Date acquired represents acquisition date of land. Pursuant to the lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.




                                   EXHIBITS
                                   --------



                                 EXHIBIT INDEX
                                 -------------

    Exhibit                                                           Page
    -------                                                           ----

      3.1      Articles of Incorporation of the Registrant
               (filed as Exhibit 3.3(i) to the Registrant's
               Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

      3.2      Bylaws of the Registrant, (filed as Exhibit
               3(ii) to Amendment No. 2 to the Registrant's
               Registration No. 33-83110 on Form S-3, and incorporated herein by reference).

      4        Specimen Certificate of Common Stock, par value
               $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration
               Statement No. 1-11290 on Form 8-B and
               incorporated herein by reference).

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

      10.4 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1995 (filed as
               Exhibit 10.04 to Amendment No. 1 to the
               Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

      10.5 Revolving Line of Credit and Security Agreement, dated as of July 25, 1994, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference).

      10.6     1992 Commercial Net Lease Realty, Inc. Stock
               Option Plan (filed as Exhibit No. 10(x) to the
               Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

      10.7 Interest Rate Cap Agreement dated February 28, 1994, by and between the Registrant and First Union National Bank of North Carolina (filed as Exhibit No. 10(xi) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

      10.8 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit
               10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference).

      10.9 Second Amended and Restated Line of Credit and Security Agreement, dated December 7, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent relating to a $100,000,000 loan (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.10 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.11 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.12    Loan Agreement, dated January 19, 1996, among
               Registrant and Principal Mutual Life Insurance
               Company relating to a $39,450,000 loan. Filed herewith.

      10.13 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life
               Insurance Company relating to a $39,450,000 loan. Filed herewith.

      13       Annual Report to Shareholders for the year ended
               December 31, 1995 ("filed" only to the extent material therefrom is specifically incorporated herein by reference).

      23       Consent of Independent Accountants dated March
               22, 1996.  Filed herewith.