Form 10-Q
period 1996-03-31
COMMERCIAL NET LEASE REALTY INC
filed 1996-05-15
CIK 751364

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------


                            Commission file number
                                     0-12989
                            ----------------------

                       Commercial Net Lease Realty, Inc.
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------


           Maryland                            56-1431377
- ----------------------------        -------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-              Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                 32801
- ----------------------------        -------------------------------
(Address of principal                           (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

15,688,672 shares of Common Stock, $.01 par value, outstanding as of May 1, 1996.








                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES




                                   CONTENTS
                                   --------



Part I                                                                  Page
                                                                        ----

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements of
                 Earnings                                               2

             Condensed Consolidated Statements of
                 Stockholders' Equity                                   3

              Condensed Consolidated Statements of
                 Cash Flows                                             4-5

               Notes to Condensed Consolidated
                 Financial Statements                                   6-11

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             12-15

Part II

  Other Information                                                     16-18







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   March 31,     December 31,
             ASSETS                                  1996            1995
                                                 ------------    ------------

Land and buildings on operating
  leases, net of accumulated
  depreciation                                   $194,575,071    $155,956,739
Net investment in direct financing
  leases                                           62,074,035      56,829,126
Cash and cash equivalents                             384,477         300,714
Receivables                                           202,464         394,154
Due from related party                                 68,560              -
Prepaid expenses                                      139,111         154,538
Loan costs, net of accumulated
  amortization of $540,724 and
  $405,179                                          2,106,013       1,065,149
Accrued rental income                               2,667,685       2,194,221
Other assets                                          853,742       2,362,035
                                                 ------------    ------------

                                                 $263,071,158    $219,256,676
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                    $ 76,705,842    $ 82,600,000
Accrued interest payable                              242,072         128,475
Accounts payable and accrued
  expenses                                            311,951         350,632
Real estate taxes payable                              47,558          82,932
Due to related parties                                194,941          69,038
Rents paid in advance and tenant
  deposits                                            137,376         183,486
                                                 ------------    ------------
      Total liabilities                            77,639,740      83,414,563
                                                 ------------    ------------

Commitments and contingencies
  (Notes 9 and 10)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 30,000,000 shares;
    issued and outstanding
    15,688,672 and 11,663,672
    shares, respectively                              156,887         116,637
  Excess stock, $0.01 par value,
    authorized 30,000,000 shares,
    none issued and outstanding                            -               -
  Capital in excess of par value                  187,571,759     138,629,751
  Accumulated dividends in excess
    of net earnings                                (2,297,228)     (2,904,275)
                                                 ------------    ------------
      Total stockholders' equity                  185,431,418     135,842,113
                                                 ------------    ------------

                                                 $263,071,158    $219,256,676
                                                 ============    ============

               See accompanying notes to condensed consolidated
                             financial statements.







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                                                          Quarter Ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------

Revenues:
  Rental income from operating leases               $5,046,090     $3,009,653
  Earned income from direct financing leases         1,681,820      1,194,188
  Contingent rental income                             157,791        177,212
  Interest and other                                    38,523         34,393
                                                    ----------     ----------
                                                     6,924,224      4,415,446
                                                    ----------     ----------

Expenses:
  General operating and administrative                 383,457        244,840
  Advisory fees to related party                       308,011        239,179
  Interest                                           1,459,883        415,645
  State taxes                                           35,717         21,046
  Depreciation and amortization                        747,644        435,883
                                                    ----------     ----------
                                                     2,934,712      1,356,593
                                                    ----------     ----------

Net earnings                                        $3,989,512     $3,058,853
                                                    ==========     ==========

Earnings per share of common stock                  $     0.28     $     0.26
                                                    ==========     ==========

Weighted average number of shares
  outstanding                                       14,311,749     11,663,672
                                                    ==========     ==========

               See accompanying notes to condensed consolidated
                             financial statements.







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Quarter Ended March 31, 1996
                       and Year Ended December 31, 1995


                                                     Accumulated
                                                      dividends
                                        Capital in    in excess
                    Number    Common    excess of      of net
                  of shares   stock     par value     earnings        Total
                  ---------- --------  ------------ ------------  ------------

Balance at
  December 31,
  1994            11,663,672 $116,637  $138,629,751 $ (2,081,686) $136,664,702

Net earnings              -        -             -    12,707,271    12,707,271

Dividends
  declared
  and paid
  ($1.16 per
  share of
  common stock)           -        -             -   (13,529,860)  (13,529,860)
                  ---------- --------  ------------ ------------  ------------

Balance at
  December 31,
  1995            11,663,672  116,637   138,629,751   (2,904,275)  135,842,113

Net earnings              -        -             -     3,989,512     3,989,512

Dividends
  declared
  and paid
  ($0.29 per
  share of
  common stock)           -        -             -    (3,382,465)   (3,382,465)

Issuance of
  common stock     4,025,000   40,250    52,284,750           -     52,325,000

Stock issuance
  costs                   -        -     (3,342,742)          -     (3,342,742)
                  ---------- --------  ------------  -----------  ------------

Balance at
  March 31,
  1996            15,688,672 $156,887  $187,571,759  $(2,297,228) $185,431,418
                  ========== ========  ============  ===========  ============

               See accompanying notes to condensed consolidated
                             financial statements.





                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                     1996            1995
                                                 ------------    ------------

Cash flows from operating activities:
  Net earnings                                   $  3,989,512    $  3,058,853
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                    583,203         385,374
      Amortization                                    164,441          50,509
      Decrease in net investment in direct
        financing leases                              145,141          97,650
      Increase in accrued rental income              (473,464)       (261,920)
      Decrease in receivables                         192,919         102,340
      Increase in due from related party               (2,385)             -
      Decrease (increase) in prepaid expenses          15,427         (62,051)
      Decrease in other assets                         17,843           6,825
      Increase (decrease) in accrued interest
        payable                                       113,597         (26,106)
      Increase (decrease) in accounts
        payable and accrued expenses                   14,641         (45,436)
      Increase (decrease) in real estate
        taxes payable                                 (35,374)          7,080
      Increase (decrease) in due to related
        parties                                       172,589         (48,207)
      Decrease in rents paid in advance
        and tenant deposits                           (46,110)         (4,316)
                                                 ------------    ------------
          Net cash provided by operating
            activities                              4,851,980       3,260,595
                                                 ------------    ------------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                              (38,631,508)     (2,851,052)
  Investment in direct financing leases            (5,389,971)     (2,830,935)
  Increase in other assets                            (37,044)        (67,509)
  Other                                                89,310          35,938
                                                 ------------    ------------
          Net cash used in investing
            activities                            (43,969,213)     (5,713,558)
                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from loans                              70,550,000       7,300,000
  Repayment of loans                              (76,444,158)             -
  Payment of loan costs                              (726,038)        (30,556)
  Proceeds from issuance of common stock           52,325,000              -
  Payment of stock issuance costs                  (3,118,291)         (4,069)
  Payment of dividends                             (3,382,465)     (3,382,465)
  Other                                                (3,052)        (31,751)
                                                 ------------    ------------
          Net cash provided by financing
            activities                             39,200,996       3,851,159
                                                 ------------    ------------

Net increase in cash and cash equivalents              83,763       1,398,196

Cash and cash equivalents at beginning
  of quarter                                          300,714       1,069,900
                                                 ------------    ------------

Cash and cash equivalents at end of quarter      $    384,477    $  2,468,096
                                                 ============    ============

               See accompanying notes to condensed consolidated
                             financial statements.








                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                     1996            1995
                                                 ------------    ------------

Supplemental disclosures of non-cash
  investing and financing activities:

    Land, building and direct financing
      lease costs incurred and unpaid at
      end of quarter                             $         -     $    307,655
                                                 ============    ============

    Loan costs incurred and unpaid at
      end of quarter                             $        465    $     12,905
                                                 ============    ============


    Offering costs incurred and unpaid at
      end of quarter                             $    142,497    $         -
                                                 ============    ============

               See accompanying notes to condensed consolidated
                             financial statements.







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. (the "Company") for the year ended December 31, 1995.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Earnings per share are calculated based upon the weighted average number of shares outstanding during each period. Stock options outstanding are not included since their inclusion would not result in a material dilution of earnings per share.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement provides that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Company's financial position or results of operations.

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement provides that companies must either charge the value of stock options granted to their income statement or provide pro forma equivalent information in a footnote disclosure. The Company adopted this standard and will provide pro forma equivalent information in a footnote disclosure in its financial statements at December 31, 1996 and for the year then ended.

2.    Leases:
      ------

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13,
      Accounting for Leases.   As of March 31, 1996, 105 of the leases have
      been classified as operating leases and 62 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 39 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Land and Building on Operating Leases:
      -------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                            March 31,      December 31,
                                              1996             1995
                                          ------------     ------------

            Land                          $100,770,703     $ 83,356,403
            Buildings and
              improvements                  99,884,961       78,097,726
                                          ------------     ------------
                                           200,655,664      161,454,129
            Accumulated depreci-
              ation                         (6,080,593)      (5,497,390)
                                          ------------     ------------

                                          $194,575,071     $155,956,739
                                          ============     ============

      Some leases provide for escalating guaranteed minimum rent to begin in subsequent lease years. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the quarters ended March 31, 1996 and 1995, the Company recognized $473,464 and $261,920, respectively, of such income.

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at March 31, 1996:

            1996                                           $ 14,965,764
            1997                                             20,029,838
            1998                                             20,050,155
            1999                                             20,258,918
            2000                                             20,612,440
            Thereafter                                      244,005,131
                                                           ------------

                                                           $339,922,246
                                                           ============

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of net investment in direct financing leases at:
                                            March 31,      December 31,
                                              1996             1995
                                          ------------     ------------

            Minimum lease payments
              to be received              $139,857,728     $126,314,337
            Estimated residual
              values                        18,846,880       17,354,140
            Less unearned income           (96,630,573)     (86,839,351)
                                          ------------     ------------

            Net investment in
              direct financing
              leases                      $ 62,074,035     $ 56,829,126
                                          ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 1996:

            1996                                           $  5,594,460
            1997                                              7,459,282
            1998                                              7,462,732
            1999                                              7,509,284
            2000                                              7,627,417
            Thereafter                                      104,204,553
                                                           ------------

                                                           $139,857,728
                                                           ============

5.    Other Assets:
      ------------

      Other assets consisted of the following at:

                                             March 31,      December 31,
                                               1996             1995
                                            ----------      ------------

            Deposits and miscel-
              laneous acquisition
              costs                         $  698,938       $1,573,668
            Deposits for loan
              commitments                           -           526,000
            Deferred offering costs            127,195          222,671
            Other                               27,609           39,696
                                            ----------       ----------

                                            $  853,742       $2,362,035
                                            ==========       ==========

6.    Notes Payable:
      -------------

      In July 1994, the Company entered into a loan agreement for a three-year $100,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1997. As of March 31, 1996, and December 31, 1995, the outstanding principal balance was $24,300,000 and $69,450,000, respectively, plus accrued interest of $83,476 and $84,094, respectively.

      In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000 (the "Permanent Debt Financing"). The Permanent Debt Financing provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The Permanent Debt Financing is secured by a first lien on and assignment of rents and leases of certain of the Company's properties. As of March 31, 1996, the outstanding principal balance was $39,255,842, plus accrued interest of $121,611.

      The following is a schedule of annual maturities of the Permanent Debt Financing for each of the next five years:

            1996                                             $  904,014
            1997                                              1,286,245
            1998                                              1,385,205
            1999                                              1,491,778
            2000                                              1,606,550
                                                             ----------

                                                             $6,673,792
                                                             ==========

7.    Stock Option Plan:
      -----------------

      The Company's stock option plan (the "Plan") provides compensation and incentive to persons ("Key Employees") or entities whose services are considered essential to the Company's continued growth and success. As of December 31, 1995, the Plan had 600,000 shares of common stock reserved for issuance. Pursuant to the Plan, the shares of common stock reserved for issuance automatically increased to 1,200,000 shares in connection with the equity offering during the quarter ended March 31, 1996. The Plan provides for an additional automatic increase in the number of shares issuable under the Plan to 2,000,000 shares at such time as the Company has 25,000,000 shares of common stock issued and outstanding. The following summarizes transactions in the plan for the quarters ended March 31, 1996 and 1995:

                                                   Number of Shares
                                             ----------------------------
                                                     Quarter Ended
                                                       March 31,
                                                 1996            1995
                                             -------------  -------------

            Outstanding, January 1             578,100          568,100
            Granted at $12.50 to
              $13.00 per share                 380,000               -
            Exercised                               -                -
            Surrendered                         (7,667)              -
                                               -------          -------

            Outstanding, March 31              950,433          568,100
                                               =======          =======

            Exercisable, March 31              233,733           44,367
                                               =======          =======

            Available for grant,
              March 31                         241,900           31,900
                                               =======          =======

      One-third of the grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant.

      The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for the Plan. Accordingly, due to the fact that the Plan requires that the exercise price of the options equal the market value of the stock on the grant date, no compensation cost has been recorded with respect to the options for the quarters ended March 31, 1996 and 1995.

8.    Related Party Transactions:
      --------------------------

      During the quarter ended March 31, 1996, the Company acquired five properties for purchase prices totalling $11,326,525 from an affiliate of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these five properties equalled the affiliates cost including development costs. The affiliates cost consisted of the land purchase prices, construction costs, various soft costs including legal costs, survey fees and architect fees, and developers fees aggregating $535,500 paid to an affiliate of CNL Realty Advisors, Inc.

      In addition, during the quarter ended March 31, 1996, the Company acquired five properties and four buildings which were developed by the tenant on land parcels owned by the Company from unrelated, third parties for purchase prices totalling $31,512,745. In connection with the acquisition of these five properties and four buildings, the Company paid CNL Realty Advisors, Inc. $630,255 in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

9.    Commitments and Contingencies:
      -----------------------------

      As of March 31, 1996, the Company had entered into agreements to purchase 11 additional properties for an estimated aggregate amount of $33,271,658. In connection with the acquisition of these 11 properties, the Company was contingently liable for $3,252,435 related to 11 separate bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties.

      As of March 31, 1996, the Company owned and leased four land parcels to tenants which were obligated to develop a building on the respective land parcels. The Company has agreed to pay an aggregate amount of up to $10,087,595 upon completion of the buildings.

10.   Subsequent Event:
      ----------------

      In April 1996, the Company declared dividends to its shareholders of $4,549,715 or $.29 per share of common stock, payable in May 1996.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of March 31, 1996, the Company owned 167 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources
- -------------------------------

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds.
Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 1996 and 1995, the Company generated $4,851,980 and $3,260,595, respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

      Indebtedness. In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000 (the "Permanent Debt Financing"). The Permanent Debt Financing provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The Permanent Debt Financing is secured by a first lien on and assignment of rents and leases of certain of the Company's Properties. As of March 31, 1996, the outstanding principal balance was $39,255,842. Proceeds from the Permanent Debt Financing were used to pay down the Company's $100,000,000 credit facility.

      Debt and Equity Securities. In July 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of debt and equity securities of up to $200,000,000. In January 1996, the Company filed a final prospectus supplement to the shelf registration and issued 4,025,000 shares of common stock and received gross proceeds of $52,325,000. In connection with the offering, the Company incurred stock issuance costs totalling $3,342,742, consisting primarily of underwriters' commissions and fees, legal and accounting fees and printing expenses. Proceeds from the offering were used to pay down the Company's $100,000,000 credit facility.

      Property Acquisitions and Commitments. During the quarter ended March 31, 1996, the Company borrowed $42,800,000 of amounts under its Credit Facility to acquire ten Properties (four Eckerd drugstores, two OfficeMax office supply stores, one Barnes & Noble bookstore, one Academy sporting goods store, one Borders bookstore and one Computer City computer store) and four buildings (Barnes and Noble bookstores which were developed by the tenant on land parcels owned by the Company) for an aggregate amount of approximately $42,840,000.

      As of March 31, 1996, the Company had entered into agreements to purchase 11 additional properties for an estimated aggregate amount of $33,271,658. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition, as of March 31, 1996, the Company owned four land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy for an aggregate amount of up to $10,087,595.

      In addition to the 11 properties under contract and the four buildings under construction as of March 31, 1996, the Company is currently negotiating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $100,000,000 credit facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For each of the quarters ended March 31, 1996 and 1995, the Company declared and paid dividends to its stockholders of $3,382,465, or $.29 per share of common stock. In April 1996, the Company declared dividends to its shareholders of $4,549,715 or $.29 per share of common stock, payable in May 1996.

Results of Operations
- ---------------------

      During the quarters ended March 31, 1996 and 1995, the Company owned and leased 167 and 129 Properties, respectively, to operators of major retail businesses. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Company earned $6,727,910 and $4,203,841, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during the quarter ended March 31, 1996, is primarily a result of the facts that (i) the 29 Properties acquired and four buildings upon which construction was completed during 1995 were operational for a full quarter in 1996 and (ii) the Company acquired ten Properties and four buildings upon which construction was completed during the quarter ended March 31, 1996. Rental and earned income are expected to increase as the Company acquires additional Properties and due to the fact that the ten Properties and four buildings acquired during the quarter ended March 31, 1996 will contribute to the Company's income for a full fiscal quarter in future quarters.

      The Company incurred $1,459,883 and $415,645 in interest expense for the quarters ended March 31, 1996 and 1995, respectively. Interest expense increased for the quarter ended March 31, 1996, primarily as a result of the Company's Permanent Debt Financing and higher average borrowing levels on the Company's $100,000,000 credit facility. However, the increase was partially offset by a decrease in the average interest rates of the Company's credit facility and the Company's long-term, fixed rate financing.

      During the quarters ended March 31, 1996 and 1995, operating expenses, including depreciation and amortization, were $1,474,829 and $940,948, respectively (21.3% of gross operating revenues during each quarter). The increase in the dollar amount of operating expenses for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to the increase in depreciation expense as a result of the additional Properties acquired during the quarter ended March 31, 1996, and a full quarter of depreciation expense relating to the 29 Properties and four buildings acquired during 1995. The increase is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's Permanent Debt Financing. In addition, advisory fees increased as a result of increased funds from operations for the quarter ended March 31, 1996.





                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.
            -----------------

            No material developments in legal proceedings as previously reported in the Form 10-K for the year ended December 31, 1995.


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

            10.4 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

            10.5 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference).

            10.6 Second Amended and Restated Line of Credit and Security Agreement, dated December 7, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.7 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.8 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.9 Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

            10.10 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

            (b) The Company filed one report on Form 8-K, reporting an equity offering, long-term, fixed rate financing and property and proposed property acquisitions and to file certain documents in connection with the equity offering in January 1996, on January 18, 1996.






                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 13th day of May, 1996.

                                    COMMERCIAL NET LEASE REALTY, INC.

                                    By:   /s/ Gary M. Ralston
                                          -----------------------
                                          Gary M. Ralston
                                          President


                                    By:   /s/ Kevin B. Habicht
                                          -----------------------
                                          Kevin B. Habicht
                                          Chief Financial Officer