Form 10-Q
period 1996-06-30
COMMERCIAL NET LEASE REALTY INC
filed 1996-08-14
CIK 751364

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996
                               -----------------------------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                   Commission file number
                           0-12989
                   -----------------------

              Commercial Net Lease Realty, Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


           Maryland                            56-1431377
- ----------------------------        -------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-              Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                 32801
- ----------------------------        -------------------------------
(Address of principal                           (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

15,688,672 shares of Common Stock, $.01 par value, outstanding as of August 1, 1996.
                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES


                                   CONTENTS
                                   --------


Part I                                                                  Page
                                                                        ----

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements of
                 Earnings                                               2

             Condensed Consolidated Statements of
                 Stockholders' Equity                                   3

              Condensed Consolidated Statements of
                 Cash Flows                                             4-5

               Notes to Condensed Consolidated
                 Financial Statements                                   6-12

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             13-16

Part II

  Other Information                                                     17-19







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   June 30,     December 31,
             ASSETS                                  1996           1995
                                                 ------------   ------------

Land and buildings on operating
  leases, net of accumulated
  depreciation                                   $227,550,976   $155,956,739
Net investment in direct financing
  leases                                           83,138,688     56,829,126
Cash and cash equivalents                             776,773        300,714
Receivables                                           334,578        394,154
Prepaid expenses                                      159,578        154,538
Loan costs, net of accumulated
  amortization of $690,071 and
  $405,179                                          1,977,659      1,065,149
Accrued rental income                               3,169,800      2,194,221
Other assets                                          344,926      2,362,035
                                                 ------------   ------------

                                                 $317,452,978   $219,256,676
                                                 ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                    $131,103,924   $ 82,600,000
Accrued interest payable                              327,388        128,475
Accounts payable and accrued
  expenses                                            118,425        350,632
Real estate taxes payable                             103,100         82,932
Due to related parties                                222,236         69,038
Rents paid in advance and tenant
  deposits                                            161,789        183,486
                                                 ------------   ------------
      Total liabilities                           132,036,862     83,414,563
                                                 ------------   ------------

Commitments and contingencies
  (Notes 8 and 9)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 50,000,000 and
    30,000,000 shares, respectively;
    issued and outstanding
    15,688,672 and 11,663,672
    shares, respectively                              156,887        116,637
  Excess stock, $0.01 par value,
    authorized 50,000,000 and
    30,000,000 shares, respectively;
    none issued and outstanding                                           -
  Capital in excess of par value                  187,571,759    138,629,751
  Accumulated dividends in excess
    of net earnings                                (2,312,530)    (2,904,275)
                                                 ------------   ------------
      Total stockholders' equity                  185,416,116    135,842,113
                                                 ------------   ------------

                                                 $317,452,978   $219,256,676
                                                 ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                               Quarter Ended            Six Months Ended
                                  June 30,                  June 30,
                              1996        1995          1996        1995
                          -----------  -----------  -----------  -----------

Revenues:
  Rental income from
    operating leases      $ 5,602,811  $ 3,248,021  $10,648,901  $ 6,257,674
  Earned income from
    direct financing
    leases                  1,796,758    1,267,213    3,478,578    2,461,401
  Contingent rental
    income                    199,322      202,752      357,113      379,964
  Interest and other           32,153       27,830       70,676       62,223
                          -----------  -----------  -----------  -----------
                            7,631,044    4,745,816   14,555,268    9,161,262
                          -----------  -----------  -----------  -----------

Expenses:
  General operating and
    administrative            288,985      158,462      672,442      403,302
  Advisory fees to
    related party             342,505      239,737      650,516      478,916
  Interest                  1,601,868      675,025    3,061,751    1,090,670
  Taxes                        56,803       48,978       92,520       70,024
  Depreciation and
    amortization              806,470      490,023    1,554,114      925,906
                          -----------  -----------  -----------  -----------
                            3,096,631    1,612,225    6,031,343    2,968,818
                          -----------  -----------  -----------  -----------

Net earnings              $ 4,534,413  $ 3,133,591  $ 8,523,925  $ 6,192,444
                          ===========  ===========  ===========  ===========

Earnings per share of
  common stock            $      0.29  $      0.27  $      0.57  $      0.53
                          ===========  ===========  ===========  ===========

Weighted average number
  of shares outstanding    15,688,672   11,663,672   15,000,210   11,663,672
                          ===========  ===========  ===========  ===========



               See accompanying notes to condensed consolidated
                             financial statements.


                                      COMMERCIAL NET LEASE REALTY, INC.
                                              and SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       Six Months Ended June 30, 1996
                                      and Year Ended December 31, 1995

                                                                Accumulated
                                                                 dividends
                                                 Capital in      in excess
                          Number      Common     excess of        of net
                        of shares     stock      par value       earnings        Total
                        ----------   --------   ------------   ------------   ------------
Balance at
  December 31, 1994     11,663,672   $116,637   $138,629,751   $ (2,081,686)  $136,664,702

Net earnings                    -          -              -      12,707,271     12,707,271

Dividends declared
  and paid ($1.16
  per share of
  common stock)                 -          -              -     (13,529,860)   (13,529,860)
                        ----------   --------   ------------   ------------   ------------

Balance at
  December 31, 1995     11,663,672    116,637    138,629,751     (2,904,275)   135,842,113

Net earnings                    -          -              -       8,523,925      8,523,925

Dividends declared
  and paid ($0.58
  per share of
  common stock)                 -          -              -      (7,932,180)    (7,932,180)

Issuance of common
  stock                  4,025,000     40,250     52,284,750             -      52,325,000

Stock issuance costs            -          -      (3,342,742)            -      (3,342,742)
                        ----------   --------   ------------    -----------   ------------

Balance at June 30,
  1996                  15,688,672   $156,887   $187,571,759    $(2,312,530)  $185,416,116
                        ==========   ========   ============    ===========   ============


                              See accompanying notes to condensed consolidated
                                            financial statements.


                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           June 30,
                                                     1996           1995
                                                 ------------   ------------

Cash flows from operating activities:
  Net earnings                                   $  8,523,925   $  6,192,444
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                  1,240,154        787,077
      Amortization                                    313,960        138,829
      Decrease in net investment in
        direct financing leases                       313,968        207,557
      Increase in accrued rental income              (975,579)      (541,184)
      Decrease (increase) in receivables               60,805       (147,674)
      Decrease (increase) in prepaid
        expenses                                       (5,040)        32,926
      Decrease in other assets                         21,410          8,187
      Increase in accrued interest payable            198,913         85,907
      Decrease in accounts payable and
        accrued expenses                              (60,981)       (95,048)
      Increase in real estate taxes payable            20,168         49,278
      Increase (decrease) in due to
        related parties                                44,508        (35,084)
      Increase (decrease) in rents paid
        in advance and tenant deposits                (21,697)        74,137
                                                 ------------   ------------
          Net cash provided by operating
            activities                              9,674,514      6,757,352
                                                 ------------   ------------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                              (64,696,636)   (31,052,015)
  Investment in direct financing leases           (26,623,451)    (9,629,688)
  Increase in other assets                            (91,920)      (566,005)
  Other                                               115,627         22,636
                                                 ------------   ------------
          Net cash used in investing
            activities                            (91,296,380)   (41,225,072)
                                                 ------------   ------------

Cash flows from financing activities:
  Proceeds from loan                              118,450,000     42,700,000
  Repayment of loans                              (76,739,930)            -
  Payment of loan costs                              (747,496)      (343,532)
  Proceeds from issuance of common stock           52,325,000             -
  Payment of stock issuance costs                  (3,253,079)        (4,069)
  Payment of dividends                             (7,932,180)    (6,764,930)
  Other                                                (4,390)       (33,654)
                                                 ------------   ------------
          Net cash provided by financing
            activities                             82,097,925     35,553,815
                                                 ------------   ------------

Net increase in cash and cash equivalents             476,059      1,086,095

Cash and cash equivalents at beginning
  of period                                           300,714      1,069,900
                                                 ------------   ------------

Cash and cash equivalents at end of
  period                                         $    776,773   $  2,155,995
                                                 ============   ============

Supplemental disclosures of non-cash
  investing and financing activities:

    Land, building and direct financing
      lease costs incurred and unpaid at
      end of period                              $    188,194   $    153,560
                                                 ============   ============

    Other financing activity costs incurred
      and unpaid at end of period                $         -    $     24,586
                                                 ============   ============

    Mortgages assumed in exchange for three
      properties                                 $  6,793,854   $         -
                                                 ============   ============



               See accompanying notes to condensed consolidated
                             financial statements.







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Quarters and Six Months Ended June 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Statement provides that companies must either charge the value of stock options granted to their income statement or provide pro forma equivalent information in a footnote disclosure. The Company adopted this standard and will provide pro forma equivalent information in a footnote disclosure to its financial statements at December 31, 1996 and for the year then ended.

2.    Leases:
      ------

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13,
      Accounting for Leases.   As of June 30, 1996, 111 of the leases have
      been classified as operating leases and 71 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 46 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Land and Building on Operating Leases:
      -------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                            June 30,       December 31,
                                              1996             1995
                                          ------------     ------------

            Land                          $116,651,332     $ 83,356,403
            Buildings and
              improvements                 117,637,188       78,097,726
                                          ------------     ------------
                                           234,288,520      161,454,129
            Accumulated depreci-
              ation                         (6,737,544)      (5,497,390)
                                          ------------     ------------

                                          $227,550,976     $155,956,739
                                          ============     ============

      Some leases provide for escalating guaranteed minimum rent to begin in subsequent lease years. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1996 and 1995, the Company recognized $975,579 and $541,184, respectively, of such income, $502,115 and $279,264 of which was recognized for the quarters ended June 30, 1996 and 1995, respectively.

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at June 30, 1996:

            1996                                           $ 11,528,262
            1997                                             23,177,489
            1998                                             23,208,006
            1999                                             23,446,769
            2000                                             23,836,106
            Thereafter                                      288,672,001
                                                           ------------

                                                           $393,868,633
                                                           ============

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of net investment in direct financing leases at:

                                            June 30,       December 31,
                                              1996             1995
                                          ------------     ------------

            Minimum lease payments
              to be received              $188,392,023     $126,314,337
            Estimated residual
              values                        25,332,902       17,354,140
            Less unearned income          (130,586,237)     (86,839,351)
                                          ------------     ------------

            Net investment in
              direct financing
              leases                      $ 83,138,688     $ 56,829,126
                                          ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1996:

            1996                                           $  5,019,740
            1997                                             10,039,483
            1998                                             10,042,933
            1999                                             10,089,485
            2000                                             10,207,619
            Thereafter                                      142,992,763
                                                           ------------

                                                           $188,392,023
                                                           ============

5.    Notes Payable:
      -------------

      In July 1994, the Company entered into a loan agreement for a three-year $100,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1997. As of June 30, 1996 and December 31, 1995, the outstanding principal balance was $72,200,000 and $69,450,000, respectively, plus accrued interest of $127,377 and $84,094, respectively.

      In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000 (the "Permanent Debt Financing"). The Permanent Debt Financing provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The Permanent Debt Financing is secured by a first lien on and assignment of rents and leases of certain of the Company's properties. As of June 30, 1996, the outstanding principal balance was $38,960,070, plus accrued interest of $120,695.

      In June 1996, the Company acquired three properties each subject to a mortgage totalling $6,793,854 (collectively, the "Mortgages"). The Mortgages bear interest at a weighted average rate of 8.6% and have a weighted average maturity of eight years, with principal and interest payable monthly. As of June 30, 1996, the outstanding principal balances for the Mortgages totalled $6,793,854 plus accrued interest of $42,332.

      The following is a schedule of annual maturities of the Company's outstanding indebtedness for the remaining portion of 1996 and each of the next four years:

            1996                                            $   717,923
            1997                                              1,520,219
            1998                                              1,672,434
            1999                                             14,984,294
            2000                                              2,005,074
                                                            -----------

                                                            $20,899,944
                                                            ===========

6.    Stock Option Plan:
      -----------------

      The Company's stock option plan (the "Plan") provides compensation and incentive to persons ("Key Employees") or entities whose services are considered essential to the Company's continued growth and success. As of December 31, 1995, the Plan had 600,000 shares of common stock reserved for issuance. Pursuant to the Plan, the shares of common stock reserved for issuance automatically increased to 1,200,000 shares in connection with the equity offering during the six months ended June 30, 1996. The Plan provides for an additional automatic increase in the number of shares issuable under the Plan to 2,000,000 shares at such time as the Company has 25,000,000 shares of common stock issued and outstanding.

      The following summarizes transactions in the plan for the six months ended June 30, 1996 and 1995:

                                                    Number of Shares
                                              ----------------------------
                                                    Six Months Ended
                                                        June 30,
                                                  1996            1995
                                              ------------    ------------

            Outstanding, January 1               578,100         568,100
            Granted at $12.625 to
              $13.25 per share                   390,000          10,000
            Exercised                                 -               -
            Surrendered                          (11,500)             -
                                                 -------         -------
            Outstanding, June 30                 956,600         578,100
                                                 =======         =======

            Exercisable, June 30                 345,033         158,500
                                                 =======         =======

            Available for grant,
              June 30                            231,900          21,900
                                                 =======         =======

      One-third of the grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant.

      The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for the Plan. Accordingly, due to the fact that the Plan requires that the exercise price of the options equal the market value of the stock on the grant date, no compensation cost has been recorded with respect to the options for the six months ended June 30, 1996 and 1995.

7.    Related Party Transactions:
      --------------------------

      During the six months ended June 30, 1996, the Company acquired six properties for purchase prices totalling $13,278,638 from an affiliate of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these six properties equalled the affiliate's cost including development costs. The affiliate's cost consisted of the land purchase prices, construction costs, various soft costs including legal costs, survey fees and architect fees, and developers fees aggregating $608,000 paid to an affiliate of CNL Realty Advisors, Inc.

      In addition, during the six months ended June 30, 1996, the Company acquired 19 properties and seven buildings which were developed by the tenant on land parcels owned by the Company from unrelated, third parties for purchase prices totalling $82,420,261. In connection with the acquisition of these 19 properties and seven buildings, the Company paid CNL Realty Advisors, Inc. $1,648,405 in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

      During the six months ended June 30, 1996, the Company acquired one property for a purchase price of $3,400,000 from an affiliate of CNL Realty Advisors, Inc. The purchase price paid by the Company represented the costs incurred by the affiliate to acquire the property, including closing costs.

8.    Commitments and Contingencies:
      -----------------------------

      As of June 30, 1996, the Company had entered into agreements to purchase 14 additional properties for an estimated aggregate amount of $43,858,662. In connection with the acquisition of these 14 properties, the Company was contingently liable for $3,895,283 related to 14 separate bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties.

      As of June 30, 1996, the Company owned and leased two land parcels to tenants which were obligated to develop a building on the respective land parcels. The Company has agreed to pay an aggregate amount of up to $3,950,000 upon completion of the buildings.

9.    Subsequent Event:
      ----------------

      In July 1996, the Company declared dividends to its shareholders of $4,706,602 or $.30 per share of common stock, payable in August 1996.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of June 30, 1996, the Company owned 182 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources
- -------------------------------

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 1996 and 1995, the Company generated $9,674,514 and $6,757,352, respectively, in net cash provided by operating activities. The increase in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

      Indebtedness. In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000 (the "Permanent Debt Financing"). The Permanent Debt Financing provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The Permanent Debt Financing is secured by a first lien on and assignment of rents and leases of certain of the Company's Properties. As of June 30, 1996, the outstanding principal balance was $38,960,070. Proceeds from the Permanent Debt Financing were used to pay down the Company's $100,000,000 credit facility.

      In June 1996, the Company acquired three Properties each subject to a mortgage totalling $6,793,854 (collectively, the "Mortgages"). The Mortgages bear interest at a weighted average rate of 8.6% and have a weighted average maturity of eight years, with principal and interest payable monthly, commencing in July 1996. As of June 30, 1996, the outstanding principal balances for the Mortgages totalled $6,793,854.

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

      Property Acquisitions and Commitments. During the six months ended June 30, 1996, the Company borrowed $90,700,000 under its credit facility and assumed mortgages totalling $6,793,854 to acquire 25 Properties (five Eckerd drugstores, three OfficeMax office supply stores, one Barnes & Noble bookstore, three Academy sporting goods stores, two Borders bookstores, two Computer City computer stores, three Luria's jewelry and giftware stores, one Good Guys consumer electronics store, one Homeplace home furnishing store, one Baby Superstore baby products retailer and three Sears Homelife furniture stores) and seven buildings (five Barnes and Noble bookstores, one Academy sporting goods store and one Food 4 Less grocery store) which were developed by the tenant on land parcels owned by the Company for an aggregate amount of approximately $95,700,000.

      As of June 30, 1996, the Company had entered into agreements to purchase 14 additional properties for an estimated aggregate amount of $43,858,662.
The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition, as of June 30, 1996, the Company owned two land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy for an aggregate amount of up to $3,950,000.

      In addition to the 14 properties under contract and the two buildings under construction as of June 30, 1996, the Company is currently negotiating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $100,000,000 credit facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 1996 and 1995, the Company declared and paid dividends to its stockholders of $7,932,180 and $6,764,930, respectively, or $.58 per share of common stock for each respective period. In July 1996, the Company declared dividends to its shareholders of $4,706,602 or $.30 per share of common stock, payable in August 1996.

Results of Operations
- ---------------------

      As of June 30, 1996 and 1995, the Company owned and leased 182 and 142 Properties, respectively, to operators of major retail businesses. In connection therewith, during the six months ended June 30, 1996 and 1995, the Company earned $14,127,479 and $8,719,075, respectively, in rental income from operating leases and earned income from direct financing leases, $7,399,569 and $4,515,234 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 1996, is primarily a result of the facts that (i) the 29 Properties acquired and four buildings upon which construction was completed during 1995 were operational for a full quarter in 1996 and (ii) the Company acquired 25 Properties and seven buildings upon which construction was completed during the six months ended June 30, 1996. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the 15 Properties and three buildings acquired during the quarter ended June 30, 1996 will contribute to the Company's income for a full fiscal quarter in future quarters.

      The Company incurred $3,061,751 and $1,090,670 in interest expense for the six months ended June 30, 1996 and 1995, respectively $1,601,868 and $675,025 of which was incurred for the quarters ended June 30, 1996 and 1995, respectively. Interest expense increased during the quarter and six months ended June 30, 1996, primarily as a result of the Company's Permanent Debt Financing and higher average borrowing levels on the Company's $100,000,000 credit facility. However, the increase was partially offset by a decrease in the average interest rates of the Company's credit facility and the Company's long-term, fixed rate financing.

      During the six months ended June 30, 1996 and 1995, operating expenses, including depreciation and amortization, were $2,969,592 and $1,878,148, respectively (20.4% and 20.5%, respectively, of gross operating revenues) of which $1,494,763 and $937,200 (19.6% and 19.7%, respectively, of gross operating revenues) were incurred for the quarters ended June 30, 1996 and
1995, respectively.   The  increase  in  the  dollar  amount of operating
expenses for the quarter and six months ended June 30, 1996, as compared to the quarter and six months ended June 30, 1995, is primarily attributable to the increase in depreciation expense as a result of the additional Properties acquired during the six months ended June 30, 1996, and a full quarter and six months of depreciation expense relating to the 29 Properties and four buildings acquired during 1995. The increase is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's Permanent Debt Financing. In addition, advisory fees increased as a result of increased funds from operations for the quarter and six months ended June 30, 1996.




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


Item 2.     Changes in Securities.  Not applicable.
            ---------------------


Item 3.     Defaults Upon Senior Securities.  Not applicable.
            -------------------------------


Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            On May 16, 1996, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the
            Company: Messrs. Robert A. Bourne (13,984,815 voted for and 68,954 abstained), Edward Clark (13,984,065 voted for and 69,704 abstained), Willoughby T. Cox, Jr. (13,984,115 voted for and 69,654 abstained), Clifford R. Hinkle (13,984,515 voted for and 69,254 abstained), Ted B. Lanier (13,984,715 voted for and 69,054 abstained), and James M. Seneff, Jr. (13,984,815 voted for and 68,954 abstained). In addition, the shareholders voted to approve authorization of 50,000,000 shares of common stock (13,472,089 voted for, 440,132 voted against and 141,548 abstained). The Company failed to receive the required vote of the shareholders to approve (1) authorization of 15,000,000 shares of preferred stock (6,709,798 voted for, 3,366,985 voted against and 218,517 abstained) and (2) amendment of articles of incorporation to permit simple majority amendments (9,358,116 voted for, 552,237 voted against and 538,828 abstained).


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

            3.3 Articles of Amendment to the Articles of Incorporation of Registrant (Filed herewith).

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

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 7th day of August, 1996.

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