Form 10-Q
period 1996-09-30
COMMERCIAL NET LEASE REALTY INC
filed 1996-11-12
CIK 751364

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

                            OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                  Commission file number
                          0-12989
                  -----------------------

            Commercial Net Lease Realty, Inc.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)


           Maryland                            56-1431377
----------------------------        -------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-              Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                 32801
----------------------------        -------------------------------
(Address of principal                           (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

20,763,672 shares of Common Stock, $.01 par value, outstanding as of November 1, 1996.


                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES


                                   CONTENTS
                                   --------



Part I                                                                  Page
                                                                        ----

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements of
                 Earnings                                               2

             Condensed Consolidated Statements of
                 Stockholders' Equity                                   3

              Condensed Consolidated Statements of
                 Cash Flows                                             4-5

               Notes to Condensed Consolidated
                 Financial Statements                                   6-12

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             13-17

Part II

  Other Information                                                     18-20








                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                September 30,    December 31,
             ASSETS                                 1996             1995
                                                -------------    ------------

Land and buildings, net of
  accumulated depreciation                      $249,646,141     $155,956,739
Net investment in direct financing
  leases                                          82,945,782       56,829,126
Cash and cash equivalents                         10,784,236          300,714
Receivables                                          497,203          394,154
Prepaid expenses                                     158,671          154,538
Loan costs, net of accumulated
  amortization of $876,462 and
  $405,179                                         2,414,637        1,065,149
Accrued rental income                              3,747,894        2,194,221
Other assets                                         285,513        2,362,035
                                                ------------     ------------

                                                $350,480,077     $219,256,676
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $ 99,218,368     $ 82,600,000
Accrued interest payable                             423,286          128,475
Accounts payable and accrued
  expenses                                           422,350          350,632
Real estate taxes payable                            104,639           82,932
Due to related parties                               134,327           69,038
Rents paid in advance and tenant
  deposits                                           529,723          183,486
                                                ------------     ------------
      Total liabilities                          100,832,693       83,414,563
                                                ------------     ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 50,000,000 and
    30,000,000 shares, respectively;
    issued and outstanding
    20,538,672 and 11,663,672
    shares, respectively                             205,387          116,637
  Excess stock, $0.01 par value,
    authorized 50,000,000 and
    30,000,000 shares, respectively;
    none issued and outstanding                           -                -
  Capital in excess of par value                 251,347,230      138,629,751
  Accumulated dividends in excess
    of net earnings                               (1,905,233)      (2,904,275)
                                                ------------     ------------
      Total stockholders' equity                 249,647,384      135,842,113
                                                ------------     ------------

                                                $350,480,077     $219,256,676
                                                ============     ============


               See accompanying notes to condensed consolidated
                             financial statements.







                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


                              Quarter Ended           Nine Months Ended
                              September 30,              September 30,
                            1996         1995         1996         1995
                         ----------   ----------   -----------   -----------

Revenues:
  Rental income from
    operating leases     $6,684,898   $3,905,354   $17,333,799   $10,163,028
  Earned income from
    direct financing
    leases                2,256,915    1,393,344     5,735,493     3,854,745
  Contingent rental
    income                  183,676      199,091       540,789       579,055
  Interest and other         49,961       36,254       120,637        98,477
                         ----------   ----------   -----------   -----------
                          9,175,450    5,534,043    23,730,718    14,695,305
                         ----------   ----------   -----------   -----------

Expenses:
  General operating
    and administrative      257,127      147,473       929,569       550,775
  Advisory fees to
    related party           376,345      261,153     1,026,861       740,069
  Interest                2,473,102    1,244,801     5,534,853     2,335,471
  Taxes                      56,202      118,119       148,722       188,143
  Depreciation and
    amortization            944,306      536,726     2,498,420     1,462,632
                         ----------   ----------   -----------   -----------
                          4,107,082    2,308,272    10,138,425     5,277,090
                         ----------   ----------   -----------   -----------

Net earnings before
  gain on sale of
  land and building       5,068,368    3,225,771    13,592,293     9,418,215

Gain on sale of land
  and building               45,530           -         45,530            -
                         ----------   ----------   -----------   -----------

Net earnings             $5,113,898   $3,225,771   $13,637,823   $ 9,418,215
                         ==========   ==========   ===========   ===========

Earnings per share
  of common stock        $     0.31   $     0.28   $      0.88   $      0.81
                         ==========   ==========   ===========   ===========

Weighted average
  number of shares
  outstanding            16,426,715   11,663,672    15,479,183    11,663,672
                         ==========   ==========   ===========   ===========


               See accompanying notes to condensed consolidated
                             financial statements.





                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Nine Months Ended September 30, 1996
                       and Year Ended December 31, 1995


                                                               Accumulated
                                                                dividends
                                                Capital in      in excess
                          Number      Common     excess of        of net
                        of shares     stock      par value       earnings        Total
                        ----------   --------   ------------   ------------   ------------
Balance at
  December 31, 1994     11,663,672   $116,637   $138,629,751   $ (2,081,686)  $136,664,702

Net earnings                    -          -              -      12,707,271     12,707,271

Dividends declared
  and paid ($1.16
  per share of
  common stock)                 -          -              -     (13,529,860)   (13,529,860)
                        ----------   --------   ------------   ------------   ------------

Balance at
  December 31, 1995     11,663,672    116,637    138,629,751     (2,904,275)   135,842,113

Net earnings                    -          -              -      13,637,823     13,637,823

Dividends declared
  and paid ($0.88
  per share of
  common stock)                 -          -              -     (12,638,781)   (12,638,781)

Issuance of common
  stock                  8,875,000     88,750    120,136,250             -     120,225,000

Stock issuance costs            -          -      (7,418,771)            -      (7,418,771)
                        ----------   --------   ------------   ------------   ------------

Balance at
  September 30, 1996    20,538,672   $205,387   $251,347,230   $ (1,905,233)  $249,647,384
                        ==========   ========   ============   ============   ============


               See accompanying notes to condensed consolidated
                             financial statements.








                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                       September 30,
                                                    1996           1995
                                                -------------  -------------

Cash flows from operating activities:
  Net earnings                                  $  13,637,823  $   9,418,215
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                  1,997,897      1,241,170
      Amortization                                    500,523        221,462
      Gain on sale of property                        (45,530)            -
      Decrease in net investment in direct
        financing leases                              527,497        332,223
      Increase in accrued rental income            (1,553,673)      (862,464)
      Increase in receivables                        (103,049)       (70,079)
      Decrease (increase) in prepaid expenses          (4,133)        70,336
      Decrease in other assets                         10,095          8,187
      Increase in accrued interest payable            294,811        102,190
      Increase (decrease) in accounts
        payable and accrued expenses                    1,174        (72,927)
      Increase in real estate taxes payable            21,707         46,118
      Increase in due to related parties               64,529         50,505
      Increase (decrease) in rents paid in
        advance and tenant deposits                   346,237       (174,879)
                                                -------------  -------------
          Net cash provided by operating
            activities                             15,695,908     10,310,057
                                                -------------  -------------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                              (87,920,647)   (46,972,876)
  Investment in direct financing leases           (26,644,074)   (10,263,265)
  Proceeds from sale of land and building             422,507             -
  Increase in other assets                           (125,390)    (1,347,358)
  Other                                               115,627        (40,127)
                                                -------------  -------------
          Net cash used in investing
            activities                           (114,151,977)   (58,623,626)
                                                -------------  -------------

Cash flows from financing activities:
  Proceeds from loan                              139,450,000     58,100,000
  Repayment of loan                              (129,695,486)            -
  Payment of loan costs                            (1,370,865)      (366,384)
  Proceeds from issuance of common stock          120,225,000             -
  Payment of stock issuance costs                  (7,025,455)        (4,069)
  Payment of dividends                            (12,638,781)   (10,147,395)
  Other                                                (4,822)      (175,811)
                                                -------------  -------------
          Net cash provided by financing
            activities                            108,939,591     47,406,341
                                                -------------  -------------

Net increase (decrease) in cash and cash
  equivalents                                      10,483,522       (907,228)

Cash and cash equivalents at beginning
  of period                                           300,714      1,069,900
                                                -------------  -------------

Cash and cash equivalents at end of period      $  10,784,236  $     162,672
                                                =============  =============

Supplemental disclosures of non-cash
  investing and financing activities:

    Land, building and direct financing
      lease costs incurred and unpaid at
      end of period                             $      67,566  $     332,864
                                                =============  =============

    Mortgages assumed in exchange for three
      properties                                $   6,863,854  $          -
                                                =============  =============

    Stock issuance costs incurred and
      unpaid at end of period                   $     246,708  $          -
                                                =============  =============

    Dividends declared and unpaid at end
      of period                                 $          -   $   3,382,465
                                                =============  =============

    Other financing activity costs incurred
      and unpaid at end of period               $          -   $      21,022
                                                =============  =============


               See accompanying notes to condensed consolidated
                             financial statements.









                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Leases:
      ------

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13,
      Accounting for Leases.   As of September 30, 1996, 116 of the leases
      have been classified as operating leases and 71 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 46 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Land and Building on Operating Leases:
      -------------------------------------

      Land and buildings on operating leases consisted of the following at:

                                         September 30,      December 31,
                                             1996               1995
                                         -------------      ------------

            Land                          $129,780,610      $ 83,356,403
            Buildings and
              improvements                 127,247,106        78,097,726
                                          ------------      ------------
                                           257,027,716       161,454,129
            Accumulated depreci-
              ation                         (7,381,575)       (5,497,390)
                                          ------------      ------------

                                          $249,646,141      $155,956,739
                                          ============      ============

      Some leases provide for escalating guaranteed minimum rent to begin in subsequent lease years. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1996 and 1995, the Company recognized $1,553,673 and $862,464 respectively, of such income, $621,180 and $321,281 of which was recognized for the quarters ended September 30, 1996 and 1995, respectively.

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at September 30, 1996:

            1996                                            $  6,376,077
            1997                                              25,666,409
            1998                                              25,696,926
            1999                                              25,935,689
            2000                                              26,325,026
            Thereafter                                       324,355,359
                                                            ------------

                                                            $434,355,486
                                                            ============

4.    Net Investment in Direct Financing Leases:
      -----------------------------------------

      The following lists the components of net investment in direct financing leases at:

                                         September 30,     December 31,
                                             1996              1995
                                         -------------     -------------

            Minimum lease payments to
              be received                $ 185,879,843     $ 126,314,337
            Estimated residual
              values                        25,338,058        17,354,140
            Less unearned income          (128,272,119)      (86,839,351)
                                         -------------     -------------
            Net investment in
              direct financing
              leases                     $  82,945,782     $  56,829,126
                                         =============     =============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1996:

            1996                                            $  2,509,868
            1997                                              10,039,483
            1998                                              10,042,933
            1999                                              10,089,485
            2000                                              10,207,619
            Thereafter                                       142,990,455
                                                            ------------

                                                            $185,879,843
                                                            ============

5.    Notes Payable:
      -------------

      In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000 (the "Permanent Debt Financing"). The Permanent Debt Financing provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The Permanent Debt Financing is secured by a first lien on and assignment of rents and leases of certain of the Company's properties. As of September 30, 1996, the outstanding principal balance was $38,658,767, plus accrued interest of $119,762.

      In June 1996, the Company acquired three properties each subject to a mortgage totalling $6,863,854 (collectively, the "Mortgages"). The Mortgages bear interest at a weighted average rate of 8.6% and have a weighted average maturity of eight years, with principal and interest payable monthly. As of September 30, 1996, the outstanding principal balances for the Mortgages totalled $6,809,601 plus accrued interest of $42,969.

      In September 1996, the Company entered into an amended and restated loan agreement for a $150,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1998 and provides for an interest rate equal to 160 basis points above LIBOR or the lender's prime rate, whichever the Company selects. The Credit Facility amended the Company's $100,000,000 revolving credit facility. As of September 30, 1996 and December 31, 1995, the outstanding principal balance was $40,600,000 and $69,450,000, respectively, plus accrued interest of $223,571 and $84,094, respectively.

      The following is a schedule of annual maturities of the Company's outstanding term indebtedness for the remaining portion of 1996 and each of the next four years:

            1996                                             $   362,366
            1997                                               1,520,219
            1998                                               1,672,434
            1999                                              14,984,294
            2000                                               2,005,074
                                                             -----------

                                                             $20,544,387
                                                             ===========

6.    Stock Option Plan:
      -----------------

      The Company's stock option plan (the "Plan") provides compensation and incentive to persons ("Key Employees") or entities whose services are considered essential to the Company's continued growth and success. As of December 31, 1995, the Plan had 600,000 shares of common stock reserved for issuance. Pursuant to the Plan, the shares of common stock reserved for issuance automatically increased to 1,200,000 shares in connection with the equity offering during January 1996. The Plan provides for an additional automatic increase in the number of shares issuable under the Plan to 2,000,000 shares at such time as the Company has 25,000,000 shares of common stock issued and outstanding.

      The following summarizes transactions in the plan for the nine months ended September 30, 1996 and 1995:

                                                    Number of Shares
                                              ----------------------------
                                                    Nine Months Ended
                                                      September 30,
                                                 1996            1995
                                             -------------    ------------

            Outstanding, January 1             578,100          568,100
            Granted at $12.625 to
              $13.25 per share                 390,000           10,000
            Exercised                               -                -
            Surrendered                        (11,500)              -
                                               -------          -------

            Outstanding, September 30          956,600          578,100
                                               =======          =======

            Exercisable, September 30          345,033          173,500
                                               =======          =======

            Available for grant,
              September 30                     231,900           21,900
                                               =======          =======

      One-third of the grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant.

      The Company applies Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, in accounting for the Plan. Accordingly, due to the fact that the Plan requires that the exercise price of the options equal the market value of the stock on the grant date, no compensation cost has been recorded with respect to the options for the nine months ended September 30, 1996 and 1995.

7.    Related Party Transactions:
      --------------------------

      During the nine months ended September 30, 1996, the Company acquired six properties for purchase prices totalling $13,278,638 from an affiliate of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these six properties equalled the affiliate's cost including development costs. The affiliate's cost consisted of the land purchase prices, construction costs, various soft costs including legal costs, survey fees and architect fees, and developers fees aggregating $608,000 paid to an affiliate of CNL Realty Advisors, Inc.

      In addition, during the nine months ended September 30, 1996, the Company acquired 24 properties and seven buildings which were developed by the tenant on land parcels owned by the Company from unrelated, third parties for purchase prices totalling $101,565,076. In addition, the Company acquired one property for a purchase price of $3,400,000 from a partnership in which an affiliate of CNL Realty Advisors, Inc. is a partner. The purchase price paid by the Company for this property represented the costs incurred by the affiliate to acquire the property, including closing costs. In connection with the acquisition of these 25 properties and seven buildings, the Company paid CNL Realty Advisors, Inc. $2,099,301 in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

      In July 1996, the Company sold its property in Marble Falls, Texas, for $440,000 and received net proceeds of $422,507, resulting in a gain of $45,530. In connection with the sale of this property, the Company paid CNL Realty Advisors, Inc. $8,800 in disposition fees.

8.    Commitments and Contingencies:
      -----------------------------

      As of September 30, 1996, the Company had entered into agreements to purchase 18 additional properties for an estimated aggregate amount of $55,049,492. In connection with the acquisition of these 18 properties, the Company was contingently liable for $4,678,226 related to bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties.

      As of September 30, 1996, the Company owned and leased five land parcels to tenants which were obligated to develop a building on the respective land parcels. The Company has agreed to pay an aggregate amount of up to $8,302,325 upon completion of the buildings.

9.    Subsequent Events:
      -----------------

      In October 1996, the Company declared dividends to its shareholders of $6,229,102 or $.30 per share of common stock, payable in November 1996.

      In October 1996, in connection with the prospectus supplement to the shelf registration statement filed in September 1996, the Company issued 225,000 shares of common stock in connection with the underwriters' overallotment option and received gross proceeds of $3,150,000.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of September 30, 1996, the Company owned 187 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 1996 and 1995, the Company generated $15,695,908 and $10,310,057, respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

      Indebtedness. In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000 (the "Permanent Debt Financing"). The Permanent Debt Financing provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The Permanent Debt Financing is secured by a first lien on and assignment of rents and leases of certain of the Company's Properties. As of September 30, 1996, the outstanding principal balance was $38,658,767. Proceeds from the Permanent Debt Financing were used to pay down the Company's credit facility.

      In June 1996, the Company acquired three Properties each subject to a mortgage totalling $6,863,854 (collectively, the "Mortgages"). The Mortgages bear interest at a weighted average rate of 8.6% and have a weighted average maturity of eight years, with principal and interest payable monthly, commencing in July 1996. As of September 30, 1996, the outstanding principal balances for the Mortgages totalled $6,809,601.

      In September 1996, the Company entered into an amended and restated loan agreement for a $150,000,000 revolving credit facility (the "Credit Facility") which expires June 30, 1998 and provides for an interest rate equal to 160 basis points above LIBOR or the lender's prime rate, whichever the Company selects. The Credit Facility amended the Company's $100,000,000 revolving credit facility. As of September 30, 1996, the outstanding principal balance was $40,600,000.

      Debt and Equity Securities. In July 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of debt and equity securities of up to $200,000,000. In January 1996, the Company filed a prospectus supplement to the shelf registration and issued 4,025,000 shares of common stock and received gross proceeds of $52,325,000. In September 1996, the Company filed a prospectus supplement to the shelf registration and issued 4,850,000 shares of common stock and received gross proceeds of $67,900,000. In addition, in October 1996, the Company issued an additional 225,000 shares of common stock in connection with the underwriters' overallotment option and received gross proceeds of $3,150,000. In connection with these offerings, the Company incurred stock issuance costs totalling $7,418,771, consisting primarily of underwriters' commissions and fees, legal and accounting fees and printing expenses. Proceeds from the offerings were used to pay down the Company's credit facility.

      Property Acquisitions and Commitments. During the nine months ended September 30, 1996, the Company borrowed $116,000,000 under its credit facility and assumed mortgages totalling $6,863,854 to acquire 31 Properties (five Eckerd drugstores, three OfficeMax office supply stores, two Barnes & Noble bookstores, four Academy sporting goods stores, two Borders bookstores, three Computer City computer stores, three Luria's jewelry and giftware stores, one Good Guys consumer electronics store, one Homeplace home furnishing store, one Baby Superstore baby products retailer, one Pier 1 Imports home furnishings store, two Dick's Clothing and Sporting Goods stores and three Sears Homelife furniture stores) and seven buildings (five Barnes and Noble bookstores, one Academy sporting goods store and one Food 4 Less grocery store) which were developed by the tenant on land parcels owned by the Company for an aggregate amount of approximately $118,200,000.

      As of September 30, 1996, the Company had entered into agreements to purchase 18 additional properties for an estimated aggregate amount of $55,049,492. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition, as of September 30, 1996, the Company owned five land parcels which are leased to tenants who are obligated to develop buildings on the respective land parcels. Pursuant to each lease, the Company has agreed to purchase the buildings upon completion and occupancy for an aggregate amount of up to $8,302,325.

      In addition to the 18 properties under contract and the five buildings under construction as of September 30, 1996, the Company is currently negotiating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $150,000,000 Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

      In July 1996, the Company sold its property in Marble Falls, Texas, for $440,000 and received net sales proceeds of $422,507, resulting in a gain of $45,530 for financial reporting purposes. The Company reinvested the proceeds to acquire an additional property and structured the transaction to qualify as a like-kind exchange transaction for federal income tax purposes.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the nine months ended September 30, 1996 and 1995, the Company declared and paid dividends to its stockholders of $12,638,781 and $10,147,395, respectively, or $.88 and $.87, respectively, per share of common stock. In October 1996, the Company declared dividends to its shareholders of $6,229,102 or $.30 per share of common stock, payable in November 1996.

Results of Operations
---------------------

      As of September 30, 1996 and 1995, the Company owned and leased 187 and 154 Properties, respectively, to operators of major retail businesses. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Company earned $23,069,292 and $14,017,773, respectively, in rental income from operating leases and earned income from direct financing leases, $8,941,813 and $5,298,698 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in rental and earned income during the quarter and nine months ended September 30, 1996, is primarily a result of the facts that (i) the 29 Properties acquired and four buildings upon which construction was completed during 1995 were operational for a full quarter in 1996 and (ii) the Company acquired 31 Properties and seven buildings upon which construction was completed during the nine months ended September 30, 1996. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the six Properties acquired during the quarter ended September 30, 1996 will contribute to the Company's income for a full fiscal quarter in future quarters.

      The Company incurred $5,534,853 and $2,335,471 in interest expense for the nine months ended September 30, 1996 and 1995, respectively, $2,473,102 and $1,244,801 of which was incurred for the quarters ended September 30, 1996 and 1995, respectively. Interest expense increased during the quarter and nine months ended September 30, 1996, primarily as a result of the Company's Permanent Debt Financing and higher average borrowing levels on the Company's credit facility. However, the increase was partially offset by the Company's long-term, fixed rate financing and a decrease in the average interest rates of the Company's credit facility.

      During the nine months ended September 30, 1996 and 1995, operating expenses, including depreciation and amortization, were $4,603,572 and $2,941,619, respectively (19.4% and 20.0%, respectively, of gross operating revenues) of which $1,633,980 and $1,063,471 (17.8% and 19.2%, respectively, of gross operating revenues) were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in the dollar amount of operating expenses for the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, is primarily attributable to the increase in depreciation expense as a result of the additional Properties acquired during the nine months ended September 30, 1996, and a full quarter and nine months of depreciation expense relating to the 29 Properties and four buildings acquired during 1995. The increase is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's Permanent Debt Financing and amendment to the Company's Credit Facility. In addition, advisory fees increased as a result of increased funds from operations for the quarter and nine months ended September 30, 1996.








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

            3.3 Articles of Amendment to the Articles of Incorporation of Registrant (filed as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

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

            10.11 Third Amended and Restated Line of Credit and Security Agreement, dated September 3, 1996, by and among Registrant, certain lenders and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed herewith).

            10.12 Second Renewal and Modification Promissory Note, date September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed herewith).


            (b) The Company filed one report on Form 8-K on August 19, 1996, reporting pro forma financial information relating to an equity offering, long-term, fixed rate financing and property and proposed property acquisitions.









                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 7th day of November, 1996.

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