Form 10-K405
period 1996-12-31
COMMERCIAL NET LEASE REALTY INC
filed 1997-03-20
CIK 751364

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended            December 31, 1996
                                   ------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                  to
                                        -----------------    ----------------

                        Commission file number 0-12989

                       COMMERCIAL NET LEASE REALTY, INC.
            (Exact name of registrant as specified in its charter)

              Maryland                                 56-1431377
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of exchange on which registered:
  Common Stock, $.01 par value              New York Stock Exchange

         Securities registered pursuant to section 12(g) of the Act:

                                     None
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                   ------------   ---------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 19, 1997, was $336,619,823.

      The number of shares of common stock outstanding as of March 19, 1997, was 23,393,672.





                     DOCUMENTS INCORPORATED BY REFERENCE:


      1. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 1996 (Items 5, 6, 7 and 8 of Part II).

      2. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).






                                    PART I


ITEM 1.  BUSINESS

      Commercial Net Lease Realty, Inc., a Maryland corporation (the "Registrant" or the "Company"), is a real estate investment trust (a "REIT") formed in 1984 that acquires, owns and manages a diversified portfolio of high-quality, freestanding properties leased to major retail businesses generally under full-credit, long-term commercial net leases.

      The Company's strategy is to invest in single-tenant, freestanding retail properties with purchase prices of generally up to $7.5 million, which typically are located along intensive commercial corridors near traffic generators, such as regional malls, business developments and major thoroughfares. Management believes that these types of properties when leased to high-quality tenants with significant market presence provide attractive opportunities for a stable current return and the potential for capital appreciation. In management's view, these types of properties also provide the Company with flexibility in use and tenant selection when the Properties are re-let upon lease expiration.

      The Company will hold its properties until it determines that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations.

Properties

      During the year ended December 31, 1996, the Company borrowed $144,600,000 of amounts it has available under its credit facility and assumed mortgages totalling $6,864,000 to acquire 40 properties and nine buildings which were developed by the tenant on land parcels owned by the Company. As of December 31, 1996, the Company owned 195 properties (the "Properties") that are leased to major businesses, including Academy, Baby Superstore, Barnes & Noble, Best Buy, Blockbuster Music, Borders, Burger King, Checkers, CompUSA, Computer City, Denny's, Dick's Clothing & Sporting Goods, Eckerd, Food 4 Less, Food Lion, Golden Corral, Good Guys, Hardee's, Hi-Lo Automotive, HomePlace, International House of Pancakes, Kash N' Karry, Levitz, Linens 'n Things, Luria's, Marshalls, Office Depot, OfficeMax, Oshman's, Pier 1 Imports, Pizza Hut, Scotty's, Sears, Sports Authority, Waccamaw and Wendy's. The occupancy rate of the Company's Property portfolio was 100 percent at December 31, 1996.

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

      During 1996, one of the Company's lessees, Barnes & Noble Superstores, Inc., accounted for more than ten percent of the Company's total rental income. As of December 31, 1996, Barnes & Noble Superstores, Inc. was the
lessee under leases relating to 11 Properties.   It is anticipated that, based
on the minimum rental payments required by the leases, Barnes & Noble Superstores, Inc. will continue to account for more than ten percent of the Company's total rental income in 1997. Any failure of this lessee could materially affect the Company's income.

Investment in Subsidiaries

      In November 1995, the Company purchased 100% of the common stock of two newly-formed entities, Net Lease Realty I, Inc. and Net Lease Realty II, Inc., to facilitate the acquisition of certain properties. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under Internal Revenue Code Section 856(i)(2).


Advisory Services

      The Company and CNL Realty Advisors, Inc. (the "Advisor") have entered into an advisory agreement (the "Advisory Agreement"), which provides for the Advisor to perform to receive an annual fee, payable monthly, equal to (i) seven percent of funds from operations, as defined in the Advisory Agreement, up to $10,000,000, (ii) six percent of funds from operations in excess of $10,000,000 but less than $20,000,000 and (iii) five percent of funds from operations in excess of $20,000,000. Under the Advisory Agreement, the Advisor generally is responsible for administering the day-to-day investment operations of the Company, including investment analysis and development, acquisitions, due diligence, and asset management and accounting services. These duties include collecting rental payments, inspecting and managing the Properties, assisting the Company in responding to tenant inquiries and notices, providing information to the Company about the status of the leases and the Properties, maintaining the Company's accounting books and records, and preparing and filing various reports, returns or statements with various regulatory agencies. In addition, the Advisor serves as the Company's consultant in connection with policy decisions to be made by the Board of Directors, manages the Company's Properties and renders other services as the Board of Directors deems appropriate. The Advisor is subject to the supervision of the Company's Board of Directors and has only such functions as are delegated to it.

      The Advisory Agreement was renewed January 1, 1997 and continues until January 1998, and thereafter may be extended annually upon mutual consent of a majority of the board of directors of the Advisor and a majority of the independent directors of the Company unless terminated at an earlier date upon 90 days' prior notice by either party.

      Historically, the Company has not had a large enough asset base to provide the economies of scale needed to support efficiently the extensive general and administrative expenses of an in-house management team. As a result, the Advisor had incurred the full expense of a management and acquisition team while receiving advisory and acquisition fees that have offset this expense. However, management believes that the efficiencies currently experienced by employing a third-party advisor will diminish as the Company grows and expects that as the Company continues to grow it will be more cost effective to become self-administered. Management is currently considering whether it may be appropriate at this time to recommend to the Board of Directors that the Company become self-administered. Any recommendation would be evaluated by the Independent Directors, and any transaction by which the Company would become self-administered would be submitted to the stockholders for their approval.

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


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Company owned 195 Properties located in 31 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this Report for a listing of the Properties and their respective costs.

Description of Properties

      Land. The Company's Property sites range from approximately 12,000 to 583,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $36,500 to $4,600,000.

      Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 60,000 square feet. Building costs range from approximately $195,000 to $6,062,000 for each Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the Properties owned by the Company are freestanding, with paved parking areas.

      Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 15 to 20 years. As of December 31, 1996, the average remaining lease term was approximately 14 years. All of the Properties are leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $21,000 to $910,000. Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from six to 12 percent after every five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 1996, leases representing approximately 74 percent of annual base rent include contractual increases, leases representing approximately 33 percent of annual base rent include percentage rent provisions and leases representing approximately 19 percent of annual base rent include both contractual and percentage rent provisions.

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

      The Company is not aware of any environmental liability with respect to any of its Properties that it believes would have a material adverse effect on the Company's assets or financial condition.

      The Company's principal executive offices are located at 400 E. South Street, Suite 500, Orlando, Florida 32801, where it occupies office space provided to it free of charge by CNL Realty Advisors, Inc., the Company's advisor.


ITEM 3.  LEGAL PROCEEDINGS


      The Company is a defendant in a law suit filed on December 20, 1994, in the Circuit Court, Knox County, Tennessee, and in the Circuit Court, Greene County, Tennessee, by the surviving spouse of a patron of the Company's Property in Tusculum, Tennessee. The plaintiff is alleging that the Company was negligent in the design and control of the parking lot on the Company's Property and is seeking damages of $2,500,000. Management intends to vigorously contest these claims and to seek full indemnification from the tenant. Management believes that, if the Company were to be held liable for any damages, such damages would be covered by insurance.

      The Company is not a party to any other pending legal proceedings which, in the opinion of the Company and its general counsel, is likely to have a material adverse effect upon the Company's business or financial condition.


                                    PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Information responsive to this Item is contained in the section captioned "Share Price and Dividend Data" on page 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

      Information responsive to this Item is contained in the section captioned "Historical Financial Highlights" on page one of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages six through nine of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Certain information responsive to this Item is contained in the section captioned "Condensed Quarterly Financial Data" on page 21 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned "Proposal I:
Election of Directors - Nominees" and "Proposal I: Election of Directors - Executive Officers" and "Security Ownership," and the information in such sections is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

      Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned "Proposal I:
Election of Directors - Compensation of Directors" and "Proposal I: Executive Compensation," and the information in such sections is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned "Security Ownership," and the information in such section is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned "Certain Transactions," and the information in such section is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.    Financial Statements

                  Independent Auditors' Report

                  Consolidated Balance Sheets at December 31, 1996 and 1995

                  Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994


                  Notes to Consolidated Financial Statements

      2.    Financial Statement Schedule

                  Report of Independent Auditors' on Supplementary Information

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

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

      3.3 Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

      4 Specimen Certificate of Common Stock, par value $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

      10.1 Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit
                  10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

      10.2 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

      10.3 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

      10.4 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference).

      10.5 Second Amended and Restated Line of Credit and Security Agreement, dated December 7, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.6 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.7 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the

                  Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.8 Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.9 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

      10.10 Third Amended and Restated Line of Credit and Security Agreement, dated September 3, 1996, by and among Registrant, certain lenders and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit
                  10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

      10.11 Second Renewal and Modification Promissory Note, dated September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

      13 Annual Report to Shareholders for the year ended December 31, 1996 (filed only to the extent material therefrom is specifically incorporated herein by reference).

      23          Consent of Independent Accountants dated March 19, 1997.
                  Filed herewith.

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 1997.

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

           Signature                       Title                     Date
          ----------                      ------                    ------

/s/ James M. Seneff, Jr.         Chairman of the Board of       March 19, 1997
------------------------------   Directors and Chief
James M. Seneff, Jr.             Executive Officer (Prin-
                                 cipal Executive Officer)


/s/ Robert A. Bourne             Vice Chairman of the           March 19, 1997
-----------------------------    Board of Directors,
Robert A. Bourne                 Secretary and Treasurer


/s/ Edward Clark                 Director                       March 19, 1997
----------------------------
Edward Clark


/s/ Willoughby T. Cox, Jr.       Director                       March 19, 1997
----------------------------
Willoughby T. Cox, Jr.


/s/ Clifford R. Hinkle           Director                       March 19, 1997
----------------------------
Clifford R. Hinkle


/s/ Ted B. Lanier                Director                       March 19, 1997
----------------------------
Ted B. Lanier


/s/ Gary M. Ralston              President                      March 19, 1997
----------------------------
Gary M. Ralston


/s/ Kevin B. Habicht             Chief Financial Officer        March 19, 1997
---------------------------      (Principal Financial and
Kevin B. Habicht                 Accounting Officer)










         Report of Independent Auditors' on Supplementary Information
         -------------------------------------------------------------




The Board of Directors
Commercial Net Lease Realty, Inc.:

Under date of January 20, 1997, except for Note 12 for which the date is February 13, 1997, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in Item 14(a)1 of Form 10-K and in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are both included in Item 14(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule at December 31, 1996. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG Peat Marwick LLP

Orlando, Florida
January 20, 1997, except for Note 12
  for which the date is February 13, 1997








                                      COMMERCIAL NET LEASE REALTY, INC.

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           -------------------------------------------------------
                                              December 31, 1996
                                                                        Costs Capitalized
                                                     Initial Cost          Subsequent
                                                       To Company         To Acquisition
                                               ------------------------ ------------------
                                                            Buildings
                                    Encum-                     and       Improve- Carrying
                                  brances(l)      Land     Improvements   ments    Costs
                                -------------- ----------- ------------ --------- --------
Properties the Company has
  Invested in Under Operating
  Leases:

    Academy:
      Houston, Texas             $        -    $ 1,074,232  $        -   $     -   $    -
      Houston, Texas                      -        699,165           -         -        -
      N. Richland Hills, Texas            -      1,307,655           -         -        -
      Houston, Texas                      -      3,086,610           -         -        -
      Houston, Texas                      -        795,005           -         -        -
      San Antonio, Texas                  -        931,478           -         -        -
      Baton Rouge, Louisiana              -      1,552,041           -         -        -

    Baby Superstore:
      Arlington, Texas                    -        830,689    2,611,867        -        -

    Barnes & Noble:
      Lakeland, Florida                   -      1,070,902    1,516,983        -        -
      Brandon, Florida            1,629,182(k)   1,476,407    1,527,150        -        -
      Denver, Colorado                    -      3,244,785    2,722,087        -        -
      Houston, Texas                      -      3,307,562    2,396,024        -        -
      Plantation, Florida                 -      3,616,357           -         -        -
      Cary, North Carolina                -      2,778,458    2,650,008        -        -
      Lafayette, Louisiana                -      1,204,279    2,301,983        -        -
      Oklahoma City, Oklahoma             -      1,688,556    2,311,487        -        -
      Daytona, Florida                    -      2,587,451    2,052,643        -        -
      Freehold, New Jersey                -      2,917,219    2,260,663        -        -
      Memphis, Tennessee                  -      1,785,157           -         -        -

    Best Buy:
      Corpus Christi, Texas       1,268,679(j)     818,448      896,395    12,222       -

    Blockbuster Music:
      Dallas, Texas                       -        346,548    1,963,773    39,243       -

    Borders:
      Wilmington, Delaware        4,932,406(k)   3,030,769    6,061,538        -        -
      Richmond, Virginia          2,591,377(k)   2,177,310    2,599,587        -        -
      Ft. Lauderdale, Florida             -      3,164,984    3,934,577        -        -
      Bangor, Maine                       -      1,546,915    2,486,761        -        -

    Burger King:
      Asheboro, North Carolina            -        420,508      815,190        -        -
      Galliano, Louisiana                 -        249,001    1,130,506        -        -
      John's Island, S. Carolina          -        385,517      698,309        -        -
      Lake Charles, Louisiana             -        272,381      965,713        -        -
      Lancaster, Ohio                     -        220,846      582,815        -        -
      Natchez, Mississippi                -        206,717      653,530        -        -
      Tappahannock, Virginia              -        289,840      572,779        -        -
      Warren, Michigan                    -        298,817      785,031        -        -
      Manchester, New Hampshire           -        619,037      428,757        -        -








                                                                                Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
         at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-    Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
 ----------- -------------  ------------  ------------  ---------  --------  ------------





 $ 1,074,232           (c)  $  1,074,232   $       -       1994      05/95          (c)
     699,165           (c)       699,165           -       1995      06/95          (c)
   1,307,655           (c)     1,307,655           -       1996      08/95(h)       (c)
   3,086,610           (c)     3,086,610           -       1996      02/96(h)       (c)
     795,005           (c)       795,005           -       1996      06/96(h)       (c)
     931,478           (c)       931,478           -       1996      06/96          (c)
   1,552,041           (f)     1,552,041           -        (f)      08/96          (f)


     830,689     2,611,867     3,442,556       33,192      1996      06/96     40 years


   1,070,902     1,516,983     2,587,885       74,808      1995      07/94(h)  40 years
   1,476,407     1,527,150     3,003,557       75,520      1995      08/94(h)  40 years
   3,244,785     2,722,087     5,966,872      153,229      1994      09/94     40 years
   3,307,562     2,396,024     5,703,586       74,884      1995      10/94(h)  40 years
   3,616,357           (c)     3,616,357           -       1996      05/95(h)       (c)
   2,778,458     2,650,008     5,428,466       61,798      1996      05/95(h)  40 years
   1,204,279     2,301,983     3,506,262       40,285      1996      06/95(h)  40 years
   1,688,556     2,311,487     4,000,043       56,234      1996      06/95(h)  40 years
   2,587,451     2,052,643     4,640,094       47,867      1996      09/95(h)  40 years
   2,917,219     2,260,663     5,177,882       52,121      1995      01/96     40 years
   1,785,157           (f)     1,785,157           -        (f)      09/96          (f)


     818,448       908,617     1,727,065       70,254      1967      11/93     40 years


     346,548     2,003,016     2,349,564      136,345      1985      04/94     40 years


   3,030,769     6,061,538     9,092,307      307,151      1994      12/94     40 years
   2,177,310     2,599,587     4,776,897      101,456      1995      06/95     40 years
   3,164,984     3,934,577     7,099,561       82,536      1995      02/96     40 years
   1,546,915     2,486,761     4,033,676       32,811      1996      06/96     40 years


     420,508       815,190     1,235,698       91,709      1986      07/92     40 years
     249,001     1,130,506     1,379,507      127,182      1991      07/92     40 years
     385,517       698,309     1,083,826       78,560      1988      07/92     40 years
     272,381       965,713     1,238,094      108,643      1988      07/92     40 years
     220,846       582,815       803,661       65,567      1987      07/92     40 years
     206,717       653,530       860,247       73,522      1986      07/92     40 years
     289,840       572,779       862,619       64,438      1987      07/92     40 years
     298,817       785,031     1,083,848       88,316      1987      07/92     40 years
     619,037       428,757     1,047,794       38,515      1980      05/93     40 years


                                      COMMERCIAL NET LEASE REALTY, INC.

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------
                                              December 31, 1996

                                                                         Costs Capitalized
                                                      Initial Cost          Subsequent
                                                       To Company         To Acquisition
                                               ------------------------  -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                  ------------  ---------- ------------  -------- --------
      Rochester, New Hampshire            -        216,652      779,450        -        -
      St. Paul, Minnesota                 -        225,297      542,847        -        -
      Columbus, Ohio                      -        357,114      407,093        -        -
      Opelousas, Louisiana                -        460,374      824,510        -        -
      Coon Rapids, Minnesota              -        322,658      544,936        -        -

    Checkers:
      Orlando, Florida                    -        256,568           -         -        -

    CompUSA:
      Mission Viejo, California           -      2,706,352    1,368,966        -        -

    Computer City:
      Miami, Florida              2,484,493(k)   2,713,192    1,866,676        -        -
      Baton Rouge, Louisiana              -        609,069      913,603        -        -
      Anchorage, Alaska                   -        928,321    1,662,584        -        -
      Richmond, Virginia                  -        888,772    1,948,036        -        -
      Hartsdale, New York                 -      4,599,134    2,497,199        -        -


    Denny's:
      Greenville, South Carolina          -        344,817      400,895        -        -
      Landrum, South Carolina             -        155,429           -         -        -
      Mooresville, North Carolina         -        307,299           -         -        -
      Greensboro, North Carolina          -        265,915      493,407        -        -
      Houston, Texas                      -        289,036      572,985        -        -
      Santee, South Carolina              -        244,284      312,045        -        -
      Duncan, South Carolina              -        219,703           -         -        -
      Topeka, Kansas                      -        414,686           -         -        -
      Winter Springs, Florida             -        555,232           -         -        -

    Dick's Clothing:
      Taylor, Michigan                    -      1,920,032    3,526,868        -        -
      White Marsh, Maryland               -      2,680,532    3,916,889        -        -

    Eckerd:
      San Antonio, Texas            664,517(k)     440,985           -         -        -
      Dallas, Texas                 640,224(k)     541,493           -         -        -
      Garland, Texas                515,167(k)     239,014           -         -        -
      Arlington, Texas              545,212(k)     368,964           -         -        -
      Millville, New Jersey         676,227(k)     417,603           -         -        -
      Atlanta, Georgia              604,315(k)     445,593           -         -        -
      Mantua, New Jersey            703,012(k)     344,022           -         -        -
      Amarillo, Texas               813,010(k)     650,864           -         -        -
      Amarillo, Texas               625,555(k)     329,231           -         -        -
      Glassboro, New Jersey         771,267(k)     534,243           -         -        -
      Kissimmee, Florida            898,488(k)     715,480           -         -        -
      Colleyville, Texas            993,034(k)     756,472           -         -        -
      Tampa, Florida                      -        604,682           -         -        -
      Lafayette, Louisiana                -        967,528           -         -        -
      Moore, Oklahoma                     -        414,738           -         -        -
      Douglasville, Georgia               -        413,439      995,209        -        -








                                                                                Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
         at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
  ---------- -------------  ------------  ------------  ---------  --------  ------------
     216,652       779,450       996,102       70,017      1987      05/93     40 years
     225,297       542,847       768,144       47,536      1986      06/93     40 years
     357,114       407,093       764,207       35,649      1982      06/93     40 years
     460,374       824,510     1,284,884       72,201      1989      06/93     40 years
     322,658       544,936       867,594       47,719      1990      06/93     40 years


     256,568           (c)       256,568           -       1988      07/92          (c)


   2,706,352     1,368,966     4,075,318       54,186      1994      02/94(h)  40 years


   2,713,192     1,866,676     4,579,868      126,129      1994      04/94     40 years
     609,069       913,603     1,522,672       22,901      1995      12/95     40 years
     928,321     1,662,584     2,590,905       34,876      1995      02/96     40 years
     888,772     1,948,036     2,836,808       28,671      1996      05/96     40 years
   4,599,134     2,497,199     7,096,333       19,467      1996      08/96     40 years



     344,817       400,895       745,712       36,012      1985      05/93     40 years
     155,429           (c)       155,429           -       1992      05/93          (c)
     307,299           (c)       307,299           -       1992      05/93          (c)
     265,915       493,407       759,322       44,322      1992      05/93     40 years
     289,036       572,985       862,021       51,471      1985      05/93     40 years
     244,284       312,045       556,329       28,031      1992      05/93     40 years
     219,703           (c)       219,703           -       1992      05/93          (c)
     414,686           (c)       414,686           -       1989      06/93          (c)
     555,232           (c)       555,232           -       1994      01/94          (c)


   1,920,032     3,526,868     5,446,900       26,072      1996      08/96     40 years
   2,680,532     3,916,889     6,597,421       28,956      1996      08/96     40 years


     440,985           (c)       440,985           -       1993      12/93          (c)
     541,493           (c)       541,493           -       1994      01/94          (c)
     239,014           (c)       239,014           -       1994      02/94          (c)
     368,964           (c)       368,964           -       1994      02/94          (c)
     417,603           (c)       417,603           -       1994      03/94          (c)
     445,593           (c)       445,593           -       1994      03/94          (c)
     344,022           (c)       344,022           -       1994      06/94          (c)
     650,864           (c)       650,864           -       1994      12/94          (c)
     329,231           (c)       329,231           -       1994      12/94          (c)
     534,243           (c)       534,243           -       1994      12/94          (c)
     715,480           (c)       715,480           -       1995      04/95          (c)
     756,472           (c)       756,472           -       1995      06/95          (c)
     604,682           (c)       604,682           -       1995      12/95          (c)
     967,528           (c)       967,528           -       1995      01/96          (c)
     414,738           (c)       414,738           -       1995      01/96          (c)
     413,439       995,209     1,408,648       22,945      1996      01/96     40 years


                                      COMMERCIAL NET LEASE REALTY, INC.

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------
                                              December 31, 1996

                                                                       Costs Capitalized
                                                      Initial Cost         Subsequent
                                                       To Company        To Acquisition
                                               ------------------------ -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                  ------------  ---------- ------------  -------- --------
      Midwest City, Oklahoma              -      1,080,637    1,103,351        -        -
      Tallahassee, Florida                -        691,523           -         -        -
      Irving, Texas                       -      1,000,222           -         -        -
      Snellville, Georgia                 -        486,272    1,320,087        -        -

    Food 4 Less:
      Lemon Grove, California             -      3,695,816           -         -        -

    Golden Corral Family
      Steakhouse:
        Foley, Alabama                    -        101,286      283,991        -        -
        Edenton, North Carolina           -         36,578      318,481        -        -
        Woodstock, Georgia                -        200,680      328,450        -        -
        Bonham, Texas                     -        128,451      344,170        -        -
        Center, Texas (e)                 -        103,187      308,859        -        -
        Gilmer, Texas (e)                 -        116,815      296,454        -        -
        Leitchfield, Kentucky (e)         -         73,660      306,642        -        -
        Marietta, Georgia (g)             -        156,190      346,509        -        -
        Rockledge, Florida                -        120,593      340,889        -        -
        Silsbee, Texas (e)                -        132,802      302,052        -        -
        Atlanta, Texas (e)                -         88,457      368,317        -        -
        Vernon, Texas (e)                 -        105,798      328,943        -        -
        Abbeville, Louisiana (e)          -         98,577      362,416        -        -
        Fredericksburg, Texas             -        169,984      321,189        -        -
        Bowie, Texas (e)                  -         57,824      311,544        -        -
        Clanton, Alabama (e)              -        113,017      296,921        -        -
        Jacksonville, Texas               -        115,276      318,196        -        -
        Lake Placid, Florida (e)          -        115,113      305,074        -        -
        Pleasanton, Texas (e)             -        139,694      316,070        -        -
        Ennis, Texas                      -        153,701      366,639        -        -
        Franklin, Louisiana (e)           -        105,840      396,831        -        -
        Melbourne, Florida (e)            -        193,447      341,351        -        -
        Franklin, Virginia                -        100,808      424,164        -        -
        Minden, Louisiana (e)             -         86,120      402,364        -        -
        Durant, Oklahoma                  -        140,862      411,135        -        -

    Good Guys:
      Foothill Ranch, California          -      1,456,113    2,505,022        -        -

    Hardee's:
      Chalkville, Alabama                 -        170,834      457,167        -        -
      Gulf Shores, Alabama                -        348,281      595,164        -        -
      Mobile, Alabama                     -        336,696           -         -        -
      Warrior, Alabama                    -        177,659           -         -        -
      Horn Lake, Mississippi              -        302,787           -         -        -
      Petal, Mississippi                  -        277,104      415,193        -        -
      West Point, Mississippi             -        173,386           -         -        -
      Rock Hill, South Carolina           -        216,777      466,450        -        -
      Columbia, Tennessee                 -        226,300           -         -        -
      Johnson City, Tennessee             -        215,567           -         -        -
      Tusculum, Tennessee                 -        182,349      507,293        -        -









                                                                                 Life
                                                                               on Which
      Gross Amount at Which Carried                                          Depreciation
         at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
  ----------  ------------    ----------  ------------  ---------  --------  ------------
   1,080,637     1,103,351     2,183,988       22,764      1996      03/96     40 years
     691,523           (c)       691,523           -       1996      06/96          (c)
   1,000,222           (c)     1,000,222           -       1996      12/96          (c)
     486,272     1,320,087     1,806,359          177      1996      12/96     40 years


   3,695,816           (c)     3,695,816           -       1996      07/95(h)       (c)



     101,286       283,991       385,277      105,105      1984      10/84     35 years
      36,578       318,481       355,059      115,975      1984      11/84     35 years
     200,680       328,450       529,130      119,556      1984      11/84     35 years
     128,451       344,170       472,621      124,245      1984      12/84     35 years
     103,187       308,859       412,046      111,509      1984      12/84     35 years
     116,815       296,454       413,269      107,030      1984      12/84     35 years
      73,660       306,642       380,302      110,699      1984      12/84     35 years
     156,190       346,509       502,699      125,091      1984      12/84     35 years
     120,593       340,889       461,482      123,060      1984      12/84     35 years
     132,802       302,052       434,854      109,056      1984      12/84     35 years
      88,457       368,317       456,774      132,594      1985      01/85     35 years
     105,798       328,943       434,741      115,130      1985      03/85     35 years
      98,577       362,416       460,993      126,846      1985      04/85     35 years
     169,984       321,189       491,173      112,416      1985      04/85     35 years
      57,824       311,544       369,368      109,040      1985      05/85     35 years
     113,017       296,921       409,938      103,922      1985      05/85     35 years
     115,276       318,196       433,472      111,368      1985      05/85     35 years
     115,113       305,074       420,187      106,776      1985      05/85     35 years
     139,694       316,070       455,764      110,625      1985      05/85     35 years
     153,701       366,639       520,340      124,657      1985      07/85     35 years
     105,840       396,831       502,671      134,922      1985      07/85     35 years
     193,447       341,351       534,798      116,059      1985      07/85     35 years
      93,719       424,164       517,883      104,173      1987      02/87     40 years
      86,120       402,364       488,484       78,794      1989      03/89     40 years
     140,862       411,135       551,997       76,295      1989      08/89     40 years


   1,456,113     2,505,022     3,961,135          337      1995      12/96     40 years


     170,834       457,167       628,001       36,292      1992      10/93     40 years
     348,281       595,164       943,445       47,246      1993      10/93     40 years
     336,696           (c)       336,696           -       1993      10/93          (c)
     177,659           (c)       177,659           -       1992      10/93          (c)
     302,787           (c)       302,787           -       1993      10/93          (c)
     277,104       415,193       692,297       32,959      1993      10/93     40 years
     173,386           (c)       173,386           -       1993      10/93          (c)
     216,777       466,450       683,227       37,028      1993      10/93     40 years
     226,300           (c)       226,300           -       1993      10/93          (c)
     215,567           (c)       215,567           -       1993      10/93          (c)
     182,349       507,293       689,642       40,271      1993      10/93     40 years

                                      COMMERCIAL NET LEASE REALTY, INC.

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------
                                              December 31, 1996


                                                                        Costs Capitalized
                                                     Initial Cost           Subsequent
                                                       To Company         To Acquisition
                                               ------------------------ -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                  ------------  ---------- ------------  -------- --------
                                                                                         Hi-Lo Automotive:
      Mesquite, Texas                     -        233,420      513,523        -        -
      Fort Worth, Texas                   -        197,037      512,296        -        -
      Houston, Texas                      -        261,318      531,968        -        -
      Arlington, Texas                    -        295,331      571,609        -        -
      Garland, Texas                      -        239,570      512,023        -        -
      Dallas, Texas                       -        281,347      543,937        -        -
      McAllen, Texas                      -        265,177      605,397        -        -
      Temple, Texas                       -        177,451      587,755        -        -
      San Antonio, Texas                  -        200,510      643,741        -        -
      Universal City, Texas               -        247,264      570,677        -        -
      Bastrop, Texas                      -        197,905      383,144        -        -
      Lake Worth, Texas                   -        252,141      539,510        -        -
      Nacogdoches, Texas                  -        190,324      522,232        -        -
      Eagle Pass, Texas                   -        256,745      455,841        -        -

    International House of
      Pancakes:
        Stafford, Texas             517,481(k)     382,084           -         -        -
        Sunset Hills, Missouri      546,928(k)     271,853           -         -        -
        Las Vegas, Nevada           614,918(k)     519,947           -         -        -
        Fort Worth, Texas           572,066(k)     430,896           -         -        -
        Arlington, Texas            549,340(k)     404,512           -         -        -
        Matthews, North Carolina    561,854(k)     380,043           -         -        -
        Phoenix, Arizona            565,635(k)     483,374           -         -        -

    Kash N Karry:
      Brandon, Florida                    -      1,234,480           -         -        -

    Linens 'n Things:
      Freehold, New Jersey        2,931,484(j)   1,753,766    2,208,651        -        -

    Luria's:
      South Miami, Florida                -      1,379,229           -         -        -
      Tampa, Florida                      -      2,127,503    1,521,730        -        -
      Coral Gables, Florida               -      1,782,346           -         -        -

    Marshalls:
      Freehold, New Jersey        3,431,576(j)   2,052,946    2,585,432        -        -

    Office Depot:
      Arlington, Texas            1,089,007(k)     596,024    1,411,432        -        -

    OfficeMax:
      Corpus Christi, Texas       1,439,600(j)     893,270      978,344    76,664       -
      Dallas, Texas               1,534,349(k)   1,118,500    1,709,891        -        -
      Cincinnati, Ohio            1,148,996(k)     543,489    1,574,551        -        -
      Evanston, Illinois          1,966,738(k)   1,867,831    1,757,618        -        -
      Altamonte Springs, Florida          -      1,650,419    2,979,087        -        -
      Pompano Beach, Florida              -      2,266,908    1,904,803        -        -
      Cutler Ridge, Florida               -        989,370    1,479,119        -        -
      Sacramento, California              -      1,129,077    2,922,150        -        -







                                                                                 Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
        at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
  ---------- -------------   -----------  ------------  ---------  --------  ------------
     233,420       513,523       746,943       28,299      1994      10/94     40 years
     197,037       512,296       709,333       26,713      1993      11/94     40 years
     261,318       531,968       793,286       27,744      1994      11/94     40 years
     295,331       571,609       866,940       29,808      1993      11/94     40 years
     239,570       512,023       751,593       26,698      1993      11/94     40 years
     281,347       543,937       825,284       27,343      1994      12/94     40 years
     265,177       605,397       870,574       19,087      1995      09/95     40 years
     177,451       587,755       765,206       18,531      1989      09/95     40 years
     200,510       643,741       844,251       20,296      1994      09/95     40 years
     247,264       570,677       817,941       17,992      1995      09/95     40 years
     197,905       383,144       581,049       12,080      1994      09/95     40 years
     252,141       539,510       791,651       17,010      1995      09/95     40 years
     190,324       522,232       712,556       16,465      1995      09/95     40 years
     256,745       455,841       712,586       14,372      1994      09/95     40 years



     382,084           (c)       382,084           -       1992      10/93          (c)
     271,853           (c)       271,853           -       1993      10/93          (c)
     519,947           (c)       519,947           -       1993      12/93          (c)
     430,896           (c)       430,896           -       1993      12/93          (c)
     404,512           (c)       404,512           -       1993      12/93          (c)
     380,043           (c)       380,043           -       1993      12/93          (c)
     483,374           (c)       483,374           -       1993      12/93          (c)


   1,234,480           (f)     1,234,480           -        (f)      10/96          (f)


   1,753,766     2,208,651     3,962,417      129,283      1994      08/94     40 years


   1,379,229           (c)     1,379,229           -       1988      06/96          (c)
   2,127,503     1,521,730     3,649,233       19,339      1994      06/96     40 years
   1,782,346           (c)     1,782,346           -       1994      06/96          (c)


   2,052,946     2,585,432     4,638,378      151,338      1994      08/94     40 years


     596,024     1,411,432     2,007,456      102,836      1991      01/94     40 years


     893,270     1,055,008     1,948,278       81,889      1967      11/93     40 years
   1,118,500     1,709,891     2,828,391      128,359      1993      12/93     40 years
     543,489     1,574,551     2,118,040       97,735      1994      07/94     40 years
   1,867,831     1,757,618     3,625,449       68,596      1995      06/95     40 years
   1,650,419     2,979,087     4,629,506       68,685      1995      01/96     40 years
   2,266,908     1,904,803     4,171,711       43,104      1972      02/96     40 years
     989,370     1,479,119     2,468,489       18,797      1995      06/96     40 years
   1,129,077     2,922,150     4,051,227          196      1996      12/96     40 years


                                      COMMERCIAL NET LEASE REALTY, INC.

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------
                                              December 31, 1996


                                                                        Costs Capitalized
                                                     Initial Cost           Subsequent
                                                       To Company         To Acquisition
                                               ------------------------ -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                  ------------  ---------- ------------  -------- -------
    Oshman's Sporting Goods:
      Dallas, Texas                       -      1,311,440           -         -        -

    Pier 1 Imports:
      Dallas, Texas                       -        189,010    1,071,054    20,710       -
      Memphis, Tennessee                  -        716,332           -         -        -

    Pizza Hut:
      Orlando, Florida                    -        220,632      258,483        -        -

    Rally's:
      Toledo, Ohio                        -        125,882      319,770        -        -

    Scotty's:
      Orlando, Florida                    -      1,044,796    2,011,952        -        -
      Orlando, Florida                    -      1,157,268    2,077,131        -        -

    Sears Homelife Centers:
      Orlando, Florida            1,630,220(k)     820,397    2,184,721        -        -
      Clearwater, Florida         2,745,218(j)   1,184,438    2,526,207    10,555       -
      Tampa, Florida              2,511,525      1,454,908    2,045,833        -        -
      Pensacola, Florida          1,885,394        633,125    1,595,405        -        -
      Raleigh, North Carolina     2,357,255      1,848,026    1,753,635        -        -

    Sports Authority:
      Sarasota, Florida                   -      1,403,494    1,963,006        -        -

    Waccamaw:
      Fairfax, Virginia                   -      2,156,801           -         -        -
      Sarasota, Florida                   -      2,207,244    3,087,176        -        -

    Wendy's Old Fashioned
      Hamburger:
        Fenton, Missouri                  -        307,068      496,410        -        -
        Longwood, Florida                 -        333,335      194,926        -        -
                                 -----------  ------------ ------------  --------  -------

                                 $49,955,749  $138,527,151 $138,429,902  $159,394  $    -
                                 ===========  ============ ============  ========  =======

Properties the Company has
  Invested in Under Direct
  Financing Leases:

    Academy:
      Houston, Texas                      -    $        -   $ 1,924,740  $     -   $    -
      Houston, Texas                      -             -     1,867,519        -        -
      N. Richland Hills, Texas            -             -     2,253,408        -        -
      Houston, Texas                      -             -     2,112,335        -        -
      Houston, Texas                      -             -     1,910,697        -        -
      San Antonio, Texas                  -             -     1,963,109        -        -

    Barnes & Noble:
      Plantation, Florida                 -             -     3,498,559        -        -




                                                                                 Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
        at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
  ----------  ------------    ---------- -------------  ---------  --------  ------------
   1,311,440           (c)     1,311,440           -       1994      03/94          (c)


     189,010     1,091,764     1,280,774       74,324      1980      04/94     40 years
     716,332           (f)       716,332           -        (f)      09/96          (f)


     220,632       258,483       479,115       42,194      1974      08/93   20.9 years


     125,882       319,770       445,652       37,095      1989      07/92   38.8 years


   1,044,796     2,011,952     3,056,748       78,296      1995      06/95     40 years
   1,157,268     2,077,131     3,234,399       79,168      1995      06/95     40 years


     820,397     2,184,721     3,005,118      196,400      1992      05/93     40 years
   1,184,438     2,536,762     3,721,200      227,358      1992      05/93     40 years
   1,454,908     2,045,833     3,500,741       26,141      1992      06/96     40 years
     633,125     1,595,405     2,228,530       20,386      1994      06/96     40 years
   1,848,026     1,753,635     3,601,661       22,408      1995      06/96     40 years



   1,403,494     1,963,006     3,366,500          132      1988      12/96     40 years


   2,156,801           (c)     2,156,801           -       1995      12/95          (c)
   2,207,244     3,087,176     5,294,420          207      1988      12/96     40 years



     307,068       496,410       803,478       67,778      1985      07/92     33 years
     333,335       194,926       528,261       27,959      1982      07/92   31.4 years
------------  ------------  ------------   ----------

$138,520,062  $138,589,296  $277,109,358   $8,078,562
============  ============  ============   ==========





          -            (c)           (c)          (c)      1994      05/95          (c)
          -            (c)           (c)          (c)      1995      06/95          (c)
          -            (c)           (c)          (c)      1996      08/95(h)       (c)
          -            (c)           (c)          (c)      1996      02/96(h)       (c)
          -            (c)           (c)          (c)      1996      06/96(h)       (c)
          -            (c)           (c)          (c)      1996      06/96          (c)


          -            (c)           (c)          (c)      1996      05/95(h)


                                      COMMERCIAL NET LEASE REALTY, INC.

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------

                                              December 31, 1996

                                                                        Costs Capitalized
                                                     Initial Cost           Subsequent
                                                       To Company         To Acquisition
                                               ------------------------ -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                  ------------  ---------- ------------  -------- --------
    Checkers:
      Orlando, Florida                    -             -       286,910        -        -

    Denny's:
      Landrum, South Carolina             -             -       374,684        -        -
      Mooresville,North Carolina          -             -       535,309        -        -
      Akron, Ohio                         -        137,424      733,450        -        -
      Duncan, South Carolina              -             -       628,571        -        -
      Topeka, Kansas                      -             -       498,921        -        -
      Winter Springs, Florida             -             -       620,148        -        -

    Eckerd:
      San Antonio, Texas                  -             -       783,974        -        -
      Dallas, Texas                       -             -       638,684        -        -
      Garland, Texas                      -             -       710,634        -        -
      Arlington, Texas                    -             -       636,070        -        -
      Millville, New Jersey               -             -       828,942        -        -
      Atlanta, Georgia                    -             -       668,390        -        -
      Mantua, New Jersey                  -             -       951,795        -        -
      Vineland, New Jersey          732,010(k)     286,231    1,063,142        -        -
      Amarillo, Texas                     -             -       869,846        -        -
      Amarillo, Texas               531,326(k)     158,851      855,348        -        -
      Amarillo, Texas                     -             -       849,071        -        -
      Glassboro, New Jersey               -             -       887,497        -        -
      Kissimmee, Florida                  -             -       933,852        -        -
      Alice, Texas                  539,133(k)     189,187      804,963        -        -
      Colleyville, Texas                  -             -     1,076,066        -        -
      Tampa, Florida                      -             -     1,090,532        -        -
      Lafayette, Louisiana                -             -       949,128        -        -
      Moore, Oklahoma                     -             -       879,296        -        -
      Tallahassee, Florida                -             -     1,274,147        -        -
      East Point, Georgia                 -        336,610    1,173,529        -        -
      Irving, Texas                       -             -     1,228,436        -        -
      Ft. Worth, Texas                    -        399,592    2,529,969        -        -

    Food 4 Less
      Lemon Grove, California             -             -     4,068,179        -        -

    Food Lion:
      Keystone Heights, Florida   1,049,480(k)      88,604    1,845,988        -        -
      Chattanooga, Tennessee      1,105,338(k)     336,488    1,701,072        -        -
      Lynchburg, Virginia         1,333,443(j)     128,216    1,674,167        -        -
      Martinsburg, West Virginia  1,080,743(k)     448,648    1,543,573        -        -

    Good Guys:
      Stockton, California        1,928,780(k)     580,609    2,974,868        -        -
      Portland, Oregon                    -        817,574    2,630,652        -        -

    Hardee's:
      Mobile, Alabama                     -             -       479,107        -        -
      Warrior, Alabama                    -             -       470,556        -        -
      Horn Lake, Mississippi              -             -       555,975        -        -






                                                                                 Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
         at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
  ---------- -------------  ------------  ------------- ---------  --------  ------------
          -            (c)           (c)          (c)      1988      07/92          (c)


          -            (c)           (c)          (c)      1992      05/93          (c)
          -            (c)           (c)          (c)      1992      05/93          (c)
         (d)           (d)           (d)          (d)      1992      05/93          (d)
          -            (c)           (c)          (c)      1992      05/93          (c)
          -            (c)           (c)          (c)      1989      06/93          (c)
          -            (c)           (c)          (c)      1994      01/94          (c)


          -            (c)           (c)          (c)      1993      12/93          (c)
          -            (c)           (c)          (c)      1994      01/94          (c)
          -            (c)           (c)          (c)      1994      02/94          (c)
          -            (c)           (c)          (c)      1994      02/94          (c)
          -            (c)           (c)          (c)      1994      03/94          (c)
          -            (c)           (c)          (c)      1994      03/94          (c)
          -            (c)           (c)          (c)      1994      06/94          (c)
         (d)           (d)           (d)          (d)      1994      11/94          (d)
          -            (c)           (c)          (c)      1994      12/94          (c)
         (d)           (d)           (d)          (d)      1994      12/94          (d)
          -            (c)           (c)          (c)      1994      12/94          (c)
          -            (c)           (c)          (c)      1994      12/94          (c)
          -            (c)           (c)          (c)      1995      04/95          (c)
         (d)           (d)           (d)          (d)      1995      06/95          (d)
          -            (c)           (c)          (c)      1995      06/95          (c)
          -            (c)           (c)          (c)      1995      12/95          (c)
          -            (c)           (c)          (c)      1995      01/96          (c)
          -            (c)           (c)          (c)      1995      01/96          (c)
          -            (c)           (c)          (c)      1996      06/96          (c)
         (d)           (d)           (d)          (d)      1996      12/96          (d)
          -            (c)           (c)          (c)      1996      12/96          (c)
         (d)           (d)           (d)          (d)      1996      12/96          (d)


          -            (c)           (c)          (c)      1996      07/95(h)       (c)


         (d)           (d)           (d)          (d)      1993      05/93          (d)
         (d)           (d)           (d)          (d)      1993      10/93          (d)
         (d)           (d)           (d)          (d)      1994      01/94          (d)
         (d)           (d)           (d)          (d)      1994      08/94          (d)


         (d)           (d)           (d)          (d)      1991      07/94          (d)
         (d)           (d)           (d)          (d)      1996      05/96          (d)


          -            (c)           (c)          (c)      1993      10/93          (c)
          -            (c)           (c)          (c)      1992      10/93          (c)
          -            (c)           (c)          (c)      1993      10/93          (c)


                                      COMMERCIAL NET LEASE REALTY, INC.

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                     -------------------------------------------------------------------
                                              December 31, 1996


                                                                        Costs Capitalized
                                                     Initial Cost           Subsequent
                                                      To Company          To Acquisition
                                               ------------------------ -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                   -----------  ---------- ------------  -------- --------
      Iuka, Mississippi                   -        130,258      505,363        -        -
      West Point, Mississippi             -             -       517,424        -        -
      Biscoe, North Carolina              -         60,301      479,984        -        -
      Aynor, South Carolina               -         44,871      521,192        -        -
      Columbia, Tennessee                 -             -       584,927        -        -
      Johnson City, Tennessee             -             -       570,690        -        -

    Hi-Lo Automotive:
      Edinberg, Texas                     -         97,056      418,926        -        -
      Copperas Cove, Texas                -        116,637      476,331        -        -
      Baton Rouge, Louisiana              -         89,954      508,146        -        -
      Lake Jackson, Texas                 -        120,313      609,300        -        -
      Fort Worth, Texas                   -         92,779      607,971        -        -
      Pantego, Texas                      -        154,368      505,323        -        -
      Fort Worth, Texas                   -         91,373      548,238        -        -
      Pharr, Texas                        -         94,576      472,880        -        -
      Baton Rouge, Louisiana              -        122,349      527,930        -        -
      Houston, Texas                      -         37,508      596,069        -        -

    Homeplace:
      Arlington, Texas                    -        752,840    4,045,374        -        -

    International House of
      Pancakes:
        Stafford, Texas                   -             -       571,832        -        -
        Sunset Hills, Missouri            -             -       736,345        -        -
        Las Vegas, Nevada                 -             -       613,582        -        -
        Fort Worth, Texas                 -             -       623,641        -        -
        Arlington, Texas                  -             -       608,132        -        -
        Matthews, North Carolina          -             -       655,668        -        -
        Phoenix, Arizona                  -             -       559,307        -        -

    Levitz:
      Tempe, Arizona                      -        634,444    2,225,991        -        -

    Luria's:
      South Miami, Florida                -             -     1,756,808        -        -
      Coral Gables, Florida               -             -     1,692,012        -        -

    Oshman's Sporting Goods:
      Dallas, Texas                       -             -     2,658,976        -        -

    Waccamaw:
      Fairfax, Virginia                   -             -     3,356,493        -        -
                                  ------------ -----------  -----------  --------  -------
                                  $  8,300,253 $ 6,547,661  $87,390,663  $     -   $    -
                                  ============ ===========  ===========  ========  =======





                                                                                 Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
        at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
 ----------  -------------  ------------  ------------  ---------  --------  ------------
         (d)           (d)           (d)          (d)      1993      10/93          (d)
          -            (c)           (c)          (c)      1993      10/93          (c)
         (d)           (d)           (d)          (d)      1993      10/93          (d)
         (d)           (d)           (d)          (d)      1993      10/93          (d)
          -            (c)           (c)          (c)      1993      10/93          (c)
          -            (c)           (c)          (c)      1993      10/93          (c)


         (d)           (d)           (d)          (d)      1993      10/94          (d)
         (d)           (d)           (d)          (d)      1994      10/94          (d)
         (d)           (d)           (d)          (d)      1994      10/94          (d)
         (d)           (d)           (d)          (d)      1994      10/94          (d)
         (d)           (d)           (d)          (d)      1993      10/94          (d)
         (d)           (d)           (d)          (d)      1993      10/94          (d)
         (d)           (d)           (d)          (d)      1993      11/94          (d)
         (d)           (d)           (d)          (d)      1993      11/94          (d)
         (d)           (d)           (d)          (d)      1994      12/94          (d)
         (d)           (d)           (d)          (d)      1982      09/95          (d)


         (d)           (d)           (d)          (d)      1996      06/96          (d)



          -            (c)           (c)          (c)      1992      10/93          (c)
          -            (c)           (c)          (c)      1993      10/93          (c)
          -            (c)           (c)          (c)      1993      12/93          (c)
          -            (c)           (c)          (c)      1993      12/93          (c)
          -            (c)           (c)          (c)      1993      12/93          (c)
          -            (c)           (c)          (c)      1993      12/93          (c)
          -            (c)           (c)          (c)      1993      12/93          (c)


         (d)           (d)           (d)          (d)      1994      01/95          (d)


          -            (c)           (c)          (c)      1988      06/96          (c)
          -            (c)           (c)          (c)      1994      06/96          (c)


          -            (c)           (c)          (c)      1994      03/94          (c)


          -            (c)           (c)          (c)      1995      12/95          (c)


                       COMMERCIAL NET LEASE REALTY, INC.

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------
                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                 Accumulated
                                                       Cost      Depreciation
                                                  ------------   ------------
             Land and Buildings:

                 Balance, December 31, 1993       $ 54,633,354     $2,684,776
                 Acquisitions                       55,219,077             -
                 Depreciation expense                       -       1,076,593
                                                  ------------     ----------
                 Balance, December 31, 1994        109,852,431      3,761,369
                 Acquisitions                       51,601,698             -
                 Depreciation expense                       -       1,736,021
                                                  ------------     ----------
                 Balance, December 31, 1995        161,454,129      5,497,390
                 Acquisitions                      116,563,622             -
                 Sale of land and buildings           (908,393)     (222,940)
                 Depreciation expense                       -       2,804,112
                                                  ------------     ----------

                 Balance, December 31, 1996       $277,109,358     $8,078,562
                                                  ============     ==========

(b) As of December 31, 1996, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 1996 and 1995, the aggregate cost of the Properties owned by the Company and its subsidiaries for federal income tax purposes was $371,047,781 and $219,057,229, respectively.

(c) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

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


                       COMMERCIAL NET LEASE REALTY, INC.

 NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
 ----------------------------------------------------------------------------
                               December 31, 1996


(i)    During the years ended December 31, 1996, 1995 and 1994, the Company
       (i) incurred acquisition fees and expense reimbursement fees totalling $2,278,306, $937,363 and $1,436,073, respectively, paid to CNL Realty
       Advisors, Inc. and (ii) acquired land and buildings purchased from affiliates of CNL Realty Advisors, Inc. for an aggregate cost of $37,712,514, $17,968,518 and $7,261,454, respectively. Such amounts are included in land and buildings on operating leases and net investments in direct financing leases.

(j) Property is encumbered as a part of the Company's $13,150,000 long term, fixed rate mortgage and security agreement.

(k) Property is encumbered as a part of the Company's $39,450,000 long term, fixed rate mortgage and security agreement.

(l) Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.


                            EXHIBITS


                          EXHIBIT INDEX





        Exhibit Number                                                    Page
        --------------                                                    ----

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

            3.3 Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

            4 Specimen Certificate of Common Stock, par value $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

            10.1 Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as
                  Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

            10.2 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

            10.3 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

            10.4 Interest Rate Cap Agreement dated December 23, 1994, by and between the Registrant and First Union National Bank of Florida (filed as Exhibit 10.12 to the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference).

            10.5 Second Amended and Restated Line of Credit and Security Agreement, dated December 7, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.6 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.7 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).


                                         i


            10.8 Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

            10.9 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

            10.10 Third Amended and Restated Line of Credit and Security
                  Agreement, dated September 3, 1996, by and among Registrant, certain lenders and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

            10.11 Second Renewal  and Modification Promissory Note,
                  dated September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

            13 Annual Report to Shareholders for the year ended December 31, 1996 (filed only to the extent material therefrom is specifically incorporated herein by reference).

            23 Consent of Independent Accountants dated March 19, 1997. Filed herewith.

                                         ii