Form 10-K/A
period 1996-12-31
COMMERCIAL NET LEASE REALTY INC
filed 1997-04-30
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended         December 31, 1996
                                   ----------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              -------------------------    -----------------


                         Commission file number 0-12989

                        COMMERCIAL NET LEASE REALTY, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                                 56-1431377
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                        400 East South Street, Suite 500
                             Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (407) 422-1574

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:                   Name of exchange on which
                                                       registered:
    Common Stock, $.01 par value                 New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                       -----------   ----------
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

      The number of shares of common stock outstanding as of March 19, 1997, was 23,393,672.The Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 1996, is being amended to eliminate the incorporation by reference of the Commercial Net Lease Realty, Inc. Proxy Statement for the 1997 Annual Meeting of Shareholders and include the required information in Items 10, 11, 12 and 13 of Part III.

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


ITEM 9.  DISAGREEMENTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

      None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth certain information regarding the executive officers and directors of the Registrant:

      NAME                    AGE         POSITION WITH THE COMPANY
      ----                    ---         ------------------------------------

      James M. Seneff, Jr.*   50          Chairman of the Board and Chief
                                          Executive Officer

      Robert A. Bourne*       50          Vice Chairman, Secretary and
                                          Treasurer and Director

      Gary M. Ralston*        45          President and Chief Operating
                                          Officer

      Kevin B. Habicht*       38          Executive Vice President, Chief
                                          Financial Officer and
                                          Assistant Secretary

      Edward Clark            77          Director

      Willoughby T. Cox, Jr.  70          Director

      Clifford R. Hinkle      48          Director

      Ted B. Lanier           62          Director

*     Affiliated with the CNL Realty Advisors, Inc.

      James M. Seneff, Jr. Mr. Seneff has been Chief Executive Officer of the Company since July 1992 and Chairman of the Board of the Company since June 1992, as well as Chief Executive Officer and Chairman of the Board of the Advisor since its inception in 1991. Mr. Seneff has served as Chief Executive Officer, director, and a principal stockholder of CNL Group since its formation in 1973. From 1986 to 1994, Mr. Seneff served on the Florida Investment Advisory Council, which oversees the $40 billion Florida state retirement plan, and was Chairman of the Council from 1991 to 1992. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects throughout the United States. Mr. Seneff is the brother-in-law of Kevin B. Habicht, Chief Financial Officer of the Company.

      Robert A. Bourne. Mr. Bourne has served as Vice Chairman of the Board, Secretary and Treasurer of the Company and CNL Realty Advisors, Inc. (the "Advisor") since February 1996. Additionally, he has served as a director of the Company since June 1992 and a Director of the Advisor since its inception in 1991. Previously, he served as President of the Company from July 1992 until February 1996 and as President of the Advisor from 1991 until February 1996.
The Advisor is responsible for the day-to-day operation of the Company and performs certain other administrative services for the Company. See "Certain Transactions." Mr. Bourne also serves as President of CNL Group, Inc. In addition, Mr. Bourne is President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, President of CNL Realty Corp. and President and a director of CNL Institutional Advisors, Inc., a registered investment advisor. All of such entities are affiliates of CNL Group, Inc., a privately held, diversified real estate company of which the Advisor is a wholly owned subsidiary ("CNL Group"). Since joining CNL Group in 1979, Mr. Bourne has been active in the acquisition, development and management of real estate projects throughout the United States. Mr. Bourne formerly was a Certified Public Accountant with Coopers & Lybrand.



      Gary M. Ralston. Mr. Ralston has served as President of the Company and the Advisor since February 1996. From December 1993 until February 1996 he served as Executive Vice President and Chief Operating Officer of the Company and the Advisor. Mr. Ralston previously served as Vice President of the Company from July 1992 through December 1993 and as Vice President of the Advisor from its inception in 1991 through December 1993. From 1988 to 1992, he also served as a Senior Vice President of CNL Properties, Inc., a real estate investment and asset/property management company affiliated with CNL Group. From 1983 until 1988, Mr. Ralston was Vice President of ENCO, a real estate investment and asset/property management firm located in Lakeland, Florida. Mr. Ralston holds the Certified Commercial Investment Member and Society of Industrial and Office Realtors designations and is also a Florida licensed Real Estate Broker, Mortgage Broker and Certified Building Contractor. Mr. Ralston is a member of the Board of Directors of the National Association of Realtors, Vice Chairman of its Commercial Investment Committee and a member of the Capital Consortium.

      Kevin B. Habicht. Mr. Habicht has been Executive Vice President, Chief Financial Officer and Assistant Secretary of the Company and the Advisor since December 1993. Mr. Habicht previously served as Vice President of the Company from July 1992 through December 1993 and as Vice President of the Advisor from its inception in 1991 through December 1993. Since 1990, Mr. Habicht has served as a Senior Vice President of CNL Institutional Advisors, Inc. and for the last five years he also has served as Treasurer of CNL Investment Company, Senior Vice President of CNL Management Company and Treasurer of CNL Securities Corp. From 1981 to 1983, Mr. Habicht, a Certified Public Accountant and a Chartered Financial Analyst, was employed by Coopers & Lybrand, Certified Public Accountants. Mr. Habicht is the brother-in-law of James M. Seneff, Jr., Chief Executive Officer and Chairman of the Board of the Company.

      Edward Clark. Mr. Clark served as President of the Company from 1984 until July 1992. He has been a consultant to Golden Corral Corporation and to its parent corporation, Investors Management Corporation, a privately held corporation, on tax and financial matters since 1982. From 1966 to 1980, Mr. Clark, a certified public accountant, was a partner in the public accounting firm of Peat Marwick Mitchell & Co.

      Willoughby T. Cox, Jr. Mr. Cox currently is a private real estate investor. From 1960 to 1985, Mr. Cox was a Mortgage Loan Correspondent for the State of Florida for Connecticut Mutual Life Insurance Company. From 1978 through 1981, Mr. Cox also was employed as a Florida Agriculture Mortgage Loan Correspondent for Aetna Life and Casualty Insurance Company. He currently serves as the agricultural Loan Correspondent for the State of Florida for Batterymach-AgriVest, the successor to the Agricultural Loan Department of Connecticut Mutual Life Insurance Company. Mr. Cox is a former director of Orange State Bank, Landmark Bank of Orlando and Atico Savings Bank and a former Vice Chairman of Pan American Bank of Orlando. Mr. Cox has been involved in real estate related activities in Florida since 1950, including real estate brokerage, management, mortgage lending, appraisal and construction.

      Clifford R. Hinkle. Mr. Hinkle has served as a director of the Company since 1993. Since 1991, Mr. Hinkle has been a director and executive officer of the Flagler companies, including Flagler Capital Corporation, which provides financial advisory and investment consulting services, where he has been the President since 1991, and Flagler Holdings, Inc., a merchant banking company, where he has been the Chairman and Chief Executive Officer since 1996. Additionally, Mr. Hinkle was a director of MHI Group, Inc., a New York Stock Exchange company, which owned and operated funeral homes and cemeteries from November 1993 until November 1995, and was the Chief Executive Officer of MHI Group, Inc. from April 1995 until November 1995 when it was acquired by a subsidiary of The Loewen Group. Since 1996, Mr. Hinkle has been a director of Integrated Orthopaedics, Inc., an American Stock Exchange company, which owns and operates orthopaedic physician management practices. From 1987 to 1991, Mr. Hinkle was the Executive Director and Chief Investment Officer of the State Board of Administration of Florida and managed over $40 billion in various trust funds.

      Ted B. Lanier. Mr. Lanier was the Chief Executive Officer of the Triangle Bank and Trust Company, Raleigh, North Carolina ("Triangle"), from January 1988 until March 1991. Mr. Lanier also was the Chairman of Triangle from January 1989 until March 1991 and its President from January 1988 until January 1989. Since his retirement in 1991 as Chairman and Chief Executive Officer of Triangle, Mr. Lanier has managed his personal investments and managed investment accounts for various individuals and trusts.


COMPENSATION OF DIRECTORS

      During the year ended December 31, 1996, each director who was a director for the entire year was paid $12,000 for serving on the Board of Directors. Each director received $1,000 per quarterly Board of Directors meeting attended and $750 per committee meeting attended. Since May 1993, however, Messrs. Seneff and Bourne have waived their directors' fees. The Board of Directors believes this compensation level is comparable to that provided by many other companies in the real estate investment trust ("REIT") industry.

      The Board of Directors met 12 times during the year ended December 31, 1996 and the average attendance by directors at Board meetings was approximately 95%. Each current member attended at least 83% of the total meetings of the Board of Directors and of any committee on which he served.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Company has a standing Audit Committee, the members of which are selected by the full Board of Directors each year. The current members of the Audit Committee, who have served since June 1992, are Messrs. Clark, Cox and Lanier. The Audit Committee makes recommendations to the Board of Directors as to the independent accountants of the Company and reviews with such accounting firm the scope of the audit and the results of the audit upon its completion. The Audit Committee met once during the year ended December 31, 1996.

      The Company has a standing Compensation Committee, the members of which are selected by the full Board of Directors each year. The current members of the Compensation Committee are Messrs. Clark, Hinkle and Lanier. The principal function of the Compensation Committee is to make awards of stock options under the 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (the "1992 Plan") and to set the terms of such stock options in accordance with the terms of the 1992 Plan. The Compensation Committee met twice during the year ended December 31, 1996.


      The Company does not have a nominating committee.


ITEM 11.  EXECUTIVE COMPENSATION

 ANNUAL COMPENSATION

      The following Summary Compensation Table shows the annual and long-term compensation paid by the Company to the Chief Executive Officer for services rendered in all capacities to the Company during the fiscal years ended December 31, 1996, 1995, and 1994. No executive officer of the Company received a total annual salary bonus in excess of $100,000 from the Company during the fiscal year ended December 31, 1996. The Company's employees and executive officers also are employees and executive officers of the Advisor and receive compensation from CNL Group in part for services in such capacities. See "Certain Transactions" for a description of the fees payable and expenses reimbursed to the Advisor.


                           SUMMARY COMPENSATION TABLE
                           ---------------------------

                              ANNUAL COMPENSATION(1)  LONG TERM COMPENSATION
                              -------------------     -----------------------

    Name and                                                      Stock Option
Principle Position            Year        Salary      Bonus       Awards(Shares)
------------------            ----        ------      -----       --------------
James M. Seneff, Jr.          1996        $0          $0          120,000
  Chief Executive Officer     1995        $0          $0          -0-
  & Chairman of the Board     1994        $0          $0          145,500



                                            7


------------------------

(1) Mr. Seneff became the Chief Executive Officer of the Company in July 1992. No executive officer received a salary or bonus from the Company during 1996.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information with respect to stock option grants, pursuant to the 1992 Plan, made to the Chief Executive Officer during the fiscal year ended December 31, 1996:


                     Options       % of Total    Exercise Price    Expiration      Grant Date
Name                 Granted (1) Granted in 1996   (Per Share)        Date      Present Value (2)
----                 -------    ---------------- ---------------   ----------  --------------

James M. Seneff, Jr. 120,000        31.65%          $13.00          03/04/06       $165,573



(1) Options vest in one-third increments on each of the first three consecutive anniversaries of the date of grant and may be exercised, if at all, only with respect to those options which have vested.

(2) Based on the Black-Scholes options pricing model adapted for use in valuing stock options granted to executives. The following assumptions were used in determining the values set forth in the table: (a) expected volatilities of 13.0%, (b) risk-free rates of return of 6.17% (which percentage represents the yield on a United States Government Zero Coupon bond with a 10-year maturity prevailing on the date on which the respective options were granted), (c) dividend yields of 8.6%, and (d) the exercise of the options at the end of their respective 10-year term. No adjustments were made for nontransferability or risk of forfeiture of the options. The calculations were made using prices per share of the Common Stock and option exercise prices of $13.00 (which represented the closing sale price of the Common Stock on the New York Stock Exchange on the date prior to the date on which the options were granted). The estimated present values in the table are not intended to provide, nor should they be interpreted as providing, any indication or assurance concerning future values of the Common Stock.


OPTIONS EXERCISED AND FISCAL YEAR-END VALUES

      The following table sets forth certain information with respect to unexercised stock options held by the Chief Executive Officer at December 31, 1996. The Chief Executive Officer did not exercise any stock options during the fiscal year ended December 31, 1996.

                             Number of Unexercised       Value of Unexercised
                          Options at December 31, 1996   In-the-Money Options
                          ----------------------------    -------------------

Name                   Exercisable   Unexercisable   Exercisable   Unexercisable
----                   -----------   -------------   -----------   ------------

James M. Seneff         159,000         128,000       $415,000        342,625



------------------

(1) Based on the closing price of $15.875 on the New York Stock Exchange on December 31, 1996.

      The Company's only employee compensation plan is the 1992 Plan. The Company does not have any other compensation or pension plans.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 14, 1997, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company's Common Stock, by each director and nominee, by each of the executive officers named in "Executive Compensation," above, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors. Unless otherwise noted below, the persons named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person.




 Name and Address                Number of Shares                    Percent
of Beneficial Owner             Beneficially Owned                  of Shares
-------------------            -------------------                 -----------
Robert A. Bourne (1)
400 East South Street,
Suite 500
Orlando, Florida  32801             422,096   (2)(3)                     1.8 %

Edward Clark (4)
5204 Shamrock Drive
Raleigh, North Carolina
27612                                 5,877   (5)                         (6)

Willoughby T. Cox, Jr. (4)
200 Pasadena Place
Orlando, Florida  32802               4,942   (7)                         (6)

Kevin B. Habicht
400 East South Street,
Suite 500
Orlando, Florida  32801              61,667   (12)                        (6)

Clifford R. Hinkle (4)
215 S. Monroe Street,
Suite 500
Tallahassee, Florida
32301                                20,592   (8)                         (6)

Ted B. Lanier  (4)
1818 Windmill Drive
Sanford, North Carolina
27330                                13,442   (9)                         (6)

Gary M. Ralston
400 East South Street,
Suite 500
Orlando, Florida  32801              82,333   (11)                        (6)

James M. Seneff, Jr.  (1)
400 East South Street,
Suite 500
Orlando, Florida  32801             509,368   (2)(10)                    2.2%

Public Employees Retirement
  System of Ohio
277 East Town Street
Columbus, Ohio  43215             1,643,000                              7.0%


All directors and executive
officers as
a group (8 persons)                 809,618
                      (2) (3) (5) (7) (8) (9) (10) (11)(12)             3.5%


                                            9


-----------------------

(1)   A director and executive officer of the Company.

(2) Of these shares, 310,699 shares are held by six limited partnerships, of which Messrs. Bourne and Seneff are general partners. In addition, 35,473 of these shares are held by a trust of which Mr. Seneff serves as trustee Messrs. Bourne and Seneff disclaim beneficial ownership of these shares, except to the extent of their respective percentage interests in each of these entities. A director and executive officer of the Company.

(3) Includes 1,730 shares held by Mr. Bourne as custodian for his minor children and 109,667 shares subject to currently exercisable options.

(4)   A director of the Company.

(5) Includes 635 shares held by Mr. Clark's spouse and 4,942 shares subject to currently exercisable options.

(6)   Less than 1 percent.

(7)   Includes 4,942 shares subject to currently exercisable options.

(8) Includes 800 vested shares held by Flagler Capital Corporation Profit Sharing Plan on behalf of Mr. Hinkle, who is the sole participant, 4,942 shares subject to currently exercisable options, 250 shares held by Mr. Hinkle as custodian for his son under the Uniform Gift to Minors Act, 1,000 shares held by Mr. Hinkle's spouse, and 10,000 shares owned by Flagler Holdings, Inc., in which Mr. Hinkle has a 26 percent interest and dispository and voting authority.

(9) Includes 5,000 shares held by Mr. Lanier's spouse, and 4,942 shares subject to currently exercisable options.

(10)  Includes 159,000 shares subject to currently exercisable options.

(11)  Includes 77,333 shares subject to currently exercisable options.

(12)  Includes 61,667 shares subject to currently exercisable options.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

      Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Forms 5 for the last fiscal year, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Administration of the day-to-day operations of the Company is provided by the Advisor, a subsidiary of CNL Group, of which Messrs. Seneff and Bourne are affiliates, pursuant to the terms of the Advisory Agreement. All of the officers of the Advisor also are officers of the Company. The Advisor also serves as the Company's consultant in connection with policy decisions to be made by the Company's Board of Directors, manages the Company's properties and renders such other services as the Board of Directors deems appropriate. The Advisor also bears the expense of providing the executive and administrative personnel, office space and services required in rendering such services to the Company. The Advisor is at all times subject to the supervision of the Board of Directors of the Company and has only such functions and authority as the Company may delegate to it as the Company's agent.

      The Advisory Agreement provides that the Advisor is entitled to receive an annual Advisor Fee, paid monthly, equal to seven percent (7%) of Funds From Operations (as defined in the Advisory Agreement) up to $10,000,000, six percent (6%) of Funds From Operations in excess of $10,000,000 but less than $20,000,000, and five percent (5%) of Funds From Operations in excess of $20,000,000. In addition, the Advisory Agreement provides that, to the extent that the Board of Directors requests that the Advisor render services other than those otherwise required to be performed, such additional services shall be compensated separately on terms to be agreed upon.

      The aggregate Advisor Fee incurred by the Company to the Advisor during the year ended December 31, 1996 was $1,466,000.

      The Company's Board of Directors (including a majority of its independent directors) approved the payment to the Advisor of an acquisition fee equal to
1.5 percent of the cost of 27 properties and nine buildings acquired by the Company in 1996 that were not developed by or purchased from affiliates of CNL Group and an expense reimbursement equal to 0.5 percent of such costs to cover costs incurred on behalf of the Company in site selection and acquisition activities (including travel and related items) of the Advisor. During 1996, the Company incurred $1,709,000 in acquisition fees and $569,000 in expense reimbursements payable to the Advisor with respect to these properties.

      The term of the Advisory Agreement expired January 1, 1997, subject to successive one-year renewals upon mutual consent of the parties. The Company has renewed the Advisory Agreement for 1997 by a unanimous vote of directors. The Advisory Agreement may be terminated for cause by either party thereto, or by the mutual consent of the parties (by a majority of the independent directors of the Company or a majority of the Board of Directors of the Advisor, as the case may be), upon 90 days written notice.

      During 1996, the Company acquired thirteen properties for purchase prices totaling $34,313,000 from affiliates of CNL Group who had developed the properties. The purchase prices paid by the Company for these properties include development fees totaling $1,453,000. No acquisition fees or expense reimbursement fees were paid to the Advisor in connection with acquisition of these properties.


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

      13 Annual Report to Shareholders for the year ended December 31, 1996 (previously filed).

      23 Consent of Independent Accountants dated March 19, 1997 (previously filed).

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1997.

                                   COMMERCIAL NET LEASE REALTY, INC.

                                   BY:  /s/ Robert A. Bourne
                                       -----------------------------
                                        ROBERT A. BOURNE
                                        Vice Chairman of the
                                        Board of Directors




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                       Title                     Date
           ----------                      ------                    -----

/s/ Robert A. Bourne             Vice Chairman of the           April 30, 1997
--------------------             Board of Directors,
Robert A. Bourne                 Secretary and Treasurer.









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


                                                                        Costs Capitalized
                                                     Initial Cost           Subsequent
                                                       To Company         To Acquisition
                                               ------------------------ -----------------
                                                            Buildings
                                     Encum-                    and       Improve- Carrying
                                   brances (l)    Land     Improvements   ments    Costs
                                  ------------  ---------- ------------  -------- --------
Hi-Lo Automotive:
      Mesquite, Texas                     -        233,420      513,523        -        -
      Fort Worth, Texas                   -        197,037      512,296        -        -
      Houston, Texas                      -        261,318      531,968        -        -
      Arlington, Texas                    -        295,331      571,609        -        -
      Garland, Texas                      -        239,570      512,023        -        -
      Dallas, Texas                       -        281,347      543,937        -        -
      McAllen, Texas                      -        265,177      605,397        -        -
      Temple, Texas                       -        177,451      587,755        -        -
      San Antonio, Texas                  -        200,510      643,741        -        -
      Universal City, Texas               -        247,264      570,677        -        -
      Bastrop, Texas                      -        197,905      383,144        -        -
      Lake Worth, Texas                   -        252,141      539,510        -        -
      Nacogdoches, Texas                  -        190,324      522,232        -        -
      Eagle Pass, Texas                   -        256,745      455,841        -        -

    International House of
      Pancakes:
        Stafford, Texas             517,481(k)     382,084           -         -        -
        Sunset Hills, Missouri      546,928(k)     271,853           -         -        -
        Las Vegas, Nevada           614,918(k)     519,947           -         -        -
        Fort Worth, Texas           572,066(k)     430,896           -         -        -
        Arlington, Texas            549,340(k)     404,512           -         -        -
        Matthews, North Carolina    561,854(k)     380,043           -         -        -
        Phoenix, Arizona            565,635(k)     483,374           -         -        -

    Kash N Karry:
      Brandon, Florida                    -      1,234,480           -         -        -

    Linens 'n Things:
      Freehold, New Jersey        2,931,484(j)   1,753,766    2,208,651        -        -

    Luria's:
      South Miami, Florida                -      1,379,229           -         -        -
      Tampa, Florida                      -      2,127,503    1,521,730        -        -
      Coral Gables, Florida               -      1,782,346           -         -        -

    Marshalls:
      Freehold, New Jersey        3,431,576(j)   2,052,946    2,585,432        -        -

    Office Depot:
      Arlington, Texas            1,089,007(k)     596,024    1,411,432        -        -

    OfficeMax:
      Corpus Christi, Texas       1,439,600(j)     893,270      978,344    76,664       -
      Dallas, Texas               1,534,349(k)   1,118,500    1,709,891        -        -
      Cincinnati, Ohio            1,148,996(k)     543,489    1,574,551        -        -
      Evanston, Illinois          1,966,738(k)   1,867,831    1,757,618        -        -
      Altamonte Springs, Florida          -      1,650,419    2,979,087        -        -
      Pompano Beach, Florida              -      2,266,908    1,904,803        -        -
      Cutler Ridge, Florida               -        989,370    1,479,119        -        -
      Sacramento, California              -      1,129,077    2,922,150        -        -


                                                                                 Life
                                                                               on Which
     Gross Amount at Which Carried                                          Depreciation
        at Close of Period (b)                                               in Latest
               Buildings                                  Date                  Income
                  and                     Accumulated    of Con-     Date    Statement is
    Land      Improvements      Total     Depreciation  struction  Acquired    Computed
  ---------- -------------   -----------  ------------  ---------  --------  ------------
     233,420       513,523       746,943       28,299      1994      10/94     40 years
     197,037       512,296       709,333       26,713      1993      11/94     40 years
     261,318       531,968       793,286       27,744      1994      11/94     40 years
     295,331       571,609       866,940       29,808      1993      11/94     40 years
     239,570       512,023       751,593       26,698      1993      11/94     40 years
     281,347       543,937       825,284       27,343      1994      12/94     40 years
     265,177       605,397       870,574       19,087      1995      09/95     40 years
     177,451       587,755       765,206       18,531      1989      09/95     40 years
     200,510       643,741       844,251       20,296      1994      09/95     40 years
     247,264       570,677       817,941       17,992      1995      09/95     40 years
     197,905       383,144       581,049       12,080      1994      09/95     40 years
     252,141       539,510       791,651       17,010      1995      09/95     40 years
     190,324       522,232       712,556       16,465      1995      09/95     40 years
     256,745       455,841       712,586       14,372      1994      09/95     40 years



     382,084           (c)       382,084           -       1992      10/93          (c)
     271,853           (c)       271,853           -       1993      10/93          (c)
     519,947           (c)       519,947           -       1993      12/93          (c)
     430,896           (c)       430,896           -       1993      12/93          (c)
     404,512           (c)       404,512           -       1993      12/93          (c)
     380,043           (c)       380,043           -       1993      12/93          (c)
     483,374           (c)       483,374           -       1993      12/93          (c)


   1,234,480           (f)     1,234,480           -        (f)      10/96          (f)


   1,753,766     2,208,651     3,962,417      129,283      1994      08/94     40 years


   1,379,229           (c)     1,379,229           -       1988      06/96          (c)
   2,127,503     1,521,730     3,649,233       19,339      1994      06/96     40 years
   1,782,346           (c)     1,782,346           -       1994      06/96          (c)


   2,052,946     2,585,432     4,638,378      151,338      1994      08/94     40 years


     596,024     1,411,432     2,007,456      102,836      1991      01/94     40 years


     893,270     1,055,008     1,948,278       81,889      1967      11/93     40 years
   1,118,500     1,709,891     2,828,391      128,359      1993      12/93     40 years
     543,489     1,574,551     2,118,040       97,735      1994      07/94     40 years
   1,867,831     1,757,618     3,625,449       68,596      1995      06/95     40 years
   1,650,419     2,979,087     4,629,506       68,685      1995      01/96     40 years
   2,266,908     1,904,803     4,171,711       43,104      1972      02/96     40 years
     989,370     1,479,119     2,468,489       18,797      1995      06/96     40 years
   1,129,077     2,922,150     4,051,227          196      1996      12/96     40 years


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


