Form 10-Q
period 1997-03-31
COMMERCIAL NET LEASE REALTY INC
filed 1997-05-13
CIK 751364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                              -------------------------------------
                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   -------------------

                             Commission file number
                                      0-12989
                             ----------------------

                         Commercial Net Lease Realty, Inc.
             (Exact name of registrant as specified in its charter)


           Maryland                                  56-1431377
----------------------------               -----------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organiza-                   Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                       32801
----------------------------                -----------------------------
(Address of principal                                (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                              (407) 422-1574
                                            -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                        -----------    -----------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

23,393,672 shares of Common Stock, $.01 par value, outstanding as of April 30, 1997.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES




                                    CONTENTS
                                    --------

Part I                                                                  Page

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements of
                 Earnings                                               2

             Condensed Consolidated Statements of
                 Stockholders' Equity                                   3

              Condensed Consolidated Statements of
                 Cash Flows                                             4

               Notes to Condensed Consolidated
                 Financial Statements                                   5-9

  Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                             10-13

Part II

  Other Information                                                     14-16


                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                   March 31,    December 31,
             ASSETS                                  1997           1996
                                                  ----------    -----------
Real estate leased to others:
  Accounted for using the operating
    method, net of accumulated
    depreciation                                    $319,709      $269,031
  Accounted for using the direct
    financing method                                 101,815        92,413
Cash and cash equivalents                              1,339         1,410
Receivables                                              548           812
Prepaid expenses                                         326           335
Loan costs, net of accumulated
  amortization of $1,291 and
  $1,055                                               1,951         2,185
Accrued rental income                                  5,111         4,421
Other assets                                           2,443           346
                                                    --------      --------
                                                    $433,242      $370,953
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $140,487      $116,956
Accrued interest payable                                 437           390
Accounts payable and accrued
  expenses                                               471           161
Due to related party                                      59            93
Rents paid in advance                                  1,028           779
                                                    --------      --------
      Total liabilities                              142,482       118,379
                                                    --------      --------
Commitments and contingencies (Note 6)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 50,000,000 shares;
    issued and outstanding
    23,393,672 and 20,763,672
    shares, respectively                                 234           208
  Excess stock, $0.01 par value.
    Authorized 50,000,000 shares;
    none issued and outstanding                           -             -
  Capital in excess of par value                     291,943       254,299
  Accumulated dividends in excess
    of net earnings                                   (1,417)       (1,933)
                                                    --------      --------
      Total stockholders' equity                     290,760       252,574
                                                    --------      --------
                                                    $433,242      $370,953
                                                    ========      ========



                See accompanying notes to condensed consolidated
                              financial statements.


                                        1


                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)


                                                         Quarter Ended
                                                            March 31,
                                                      1997           1996
                                                   ----------     ----------
Revenues:
  Rental income from operating leases              $    8,139     $    5,046
  Earned income from direct financing
    leases                                              2,676          1,682
  Contingent rental income                                165            158
  Interest and other                                       36             38
                                                   ----------     ----------
                                                       11,016          6,924
                                                   ----------     ----------
Expenses:
  General operating and administrative                    455            383
  Advisory fees to related party                          472            308
  Interest                                              2,363          1,460
  State taxes                                              84             36
  Depreciation and amortization                         1,168            747
                                                   ----------     ----------
                                                        4,542          2,934
                                                   ----------     ----------
Net earnings before gain on sale
  of land and building                                  6,474          3,990

Gain on sale of land and building                         271             -
                                                   ----------     ----------
Net earnings                                       $    6,745     $    3,990
                                                   ==========     ==========
Earnings per share of common stock                 $     0.31      $     0.28
                                                   ==========      ==========
Weighted average number of shares
  outstanding                                      21,859,116      14,311,749
                                                   ==========      ==========



                See accompanying notes to condensed consolidated
                              financial statements.


                                        2


                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Quarter Ended March 31, 1997
                        and Year Ended December 31, 1996
                  (dollars in thousands, except per share data)


                                                     Accumulated
                                                      dividends
                                        Capital in    in excess
                     Number    Common   excess of      of net
                   of shares   stock     par value     earnings       Total
                  ----------- --------  -----------   ----------   ----------
Balance at
  December 31,
  1995             11,663,672 $    117    $138,629    $  (2,904)    $135,842

Net earnings               -        -           -        19,839       19,839

Dividends de-
  clared and
  paid ($1.18
  per share of
  common stock)            -        -           -       (18,868)     (18,868)

Issuance of
  common stock      9,100,000       91     123,284           -       123,375

Stock issuance
  costs                    -        -       (7,614)          -        (7,614)
                   ----------  -------    --------    ---------     --------
Balance at
  December 31,
  1996             20,763,672      208     254,299       (1,933)     252,574

Net earnings               -        -           -         6,745        6,745
  Dividends de-
  clared and
  paid ($0.30
  per share of
  common stock)            -        -           -        (6,229)      (6,229)

Issuance of
  common stock      2,630,000       26      39,752           -        39,778

Stock issuance
  costs                    -        -       (2,108)          -        (2,108)
                   ---------- --------    --------    ---------     --------
Balance at
  March 31, 1997   23,393,672 $    234    $291,943    $  (1,417)    $290,760
                   ========== ========    ========    =========     ========



                See accompanying notes to condensed consolidated
                              financial statements.


                                        3


                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                        Quarter Ended
                                                           March 31,
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
  Net earnings                                       $  6,745       $  3,990
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                        951            583
      Amortization                                        217            164
      Gain on sale of land and building                  (271)            -
      Decrease in real estate leased to others
        using the direct financing method                 258            145
      Increase in accrued rental income                  (690)          (473)
      Decrease in receivables                             125            193
      Increase in due from related party                   -              (2)
      Decrease in prepaid expenses                          9             15
      Decrease in other assets                             11             18
      Increase in accrued interest payable                 47            114
      Increase (decrease) in accounts payable and
        accrued expenses                                  217            (21)
      Increase (decrease) in due to related
        party                                             (30)           172
      Increase (decrease) in rents paid in
        advance                                           249            (46)
                                                     --------       --------
          Net cash provided by operating
            activities                                  7,838          4,852
                                                     --------       --------
Cash flows from investing activities:
  Additions to real estate leased to others
    using the operating method                        (51,679)       (38,631)
  Additions to real estate leased to others
    using the direct financing method                  (9,631)        (5,390)
  Proceeds from sale of land and building                 551             -
  Increase in other assets                             (2,173)           (37)
  Other                                                   (78)            89
                                                     --------       --------
          Net cash used in investing
            activities                                (63,010)       (43,969)
                                                     --------       --------
Cash flows from financing activities:
  Proceeds from loans                                  62,900         70,550
  Repayment of loans                                  (39,369)       (76,444)
  Payment of loan costs                                    -            (726)
  Proceeds from issuance of common stock               39,778         52,325
  Payment of stock issuance costs                      (1,995)        (3,118)
  Payment of dividends                                 (6,229)        (3,383)
  Other                                                    16             (3)
                                                     --------       --------
          Net cash provided by financing
            activities                                 55,101         39,201
                                                     --------       --------
Net increase (decrease) in cash and cash
  equivalents                                             (71)            84

Cash and cash equivalents at beginning
  of quarter                                            1,410            301
                                                     --------       --------
Cash and cash equivalents at end of quarter          $  1,339       $    385
                                                     ========       ========



                See accompanying notes to condensed consolidated
                              financial statements.


                                        4


                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      Quarter Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. (the "Company") for the year ended December 31, 1996.

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

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share. The Statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company will adopt this Standard in 1997 and does not expect compliance with such Standard to have a material effect, if any, on the Company's earnings per share.

2.    Leases:

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. As of March 31, 1997, 129 of the leases have been classified as operating leases and 80 leases have been classified as direct

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      Quarter Ended March 31, 1997 and 1996


2.    Leases - Continued:

      financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 53 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Real Estate Leased to Others:

      Accounted for Using the Operating Method - Land and buildings on operating leases consisted of the following at (dollars in thousands):

                                            March 31,       December 31,
                                              1997              1996
                                          ------------    --------------
            Land                            $161,932          $138,520
            Buildings and
              improvements                   166,701           138,589
                                            --------         ---------
                                             328,633           277,109
            Accumulated depreci-
              ation                           (8,924)           (8,078)
                                             -------         ---------

                                            $319,709          $269,031

      Some leases provide for scheduled rent increase throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarter ended March 31, 1997 and 1996, the Company recognized $704,000 and $473,000 respectively, of such income.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      Quarter Ended March 31, 1997 and 1996


3.    Real Estate Leased to Others - Continued:

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at March 31, 1997 (dollars in thousands):

            1997                                              $ 24,544
            1998                                                32,950
            1999                                                33,152
            2000                                                33,577
            2001                                                34,263
            Thereafter                                         386,808
                                                              --------
                                                              $545,294
                                                              ========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

      Accounted for Using the Direct Financing Method - The following lists the components of real estate leased to others using the direct financing method at (dollars in thousands):

                                         March 31,       December 31,
                                           1997              1996
                                       -----------       -----------
            Minimum lease
            payments to be
            received                     $227,048          $207,838
            Estimated residual
              values                       30,724            28,309
            Less unearned income         (155,957)         (143,734)
                                         --------          --------
            Real estate leased to
              others using the
            direct financing
              method                     $101,815          $ 92,413
                                         ========          ========

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      Quarter Ended March 31, 1997 and 1996


3.    Real Estate Leased to Others - Continued:

      The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 1997 (dollars in thousands):

            1997                                           $  9,291
            1998                                             12,392
            1999                                             12,438
            2000                                             12,557
            2001                                             12,589
            Thereafter                                      167,781
                                                           --------
                                                           $227,048
                                                           ========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Real Estate Leased to Others - Accounted for Using the Operating Method).

4.    Notes Payable:

      In September 1996, the Company entered into an amended and restated loan agreement for a $150,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1998 and provides for an interest rate equal to 160 basis points above LIBOR or the lender's prime rate, whichever the Company selects. As of March 31, 1997 and December 31, 1996, the outstanding principal balance was $82,600,000 and $58,700,000, respectively, plus accrued interest of $240,000 and $192,000, respectively.

5.    Related Party Transactions:

      During the quarter ended March 31, 1997, the Company acquired 15 properties from unrelated, third parties for purchase prices totalling $61,510,000. In connection with the acquisition of these 15 properties, the Company paid CNL Realty Advisors, Inc. $1,230,000 in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

      In January 1997, the Company sold its property in Foley, Alabama, for $570,000 and received net proceeds of $551,000, resulting in a gain of $271,000 for financial reporting purposes. In connection with the sale of this property, the Company paid CNL Realty Advisors, Inc. $11,400 in disposition fees.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      Quarter Ended March 31, 1997 and 1996


6.    Commitments and Contingencies:

      As of March 31, 1997, the Company had entered into agreements to purchase 17 additional properties for an estimated aggregate amount of $42,955,000. In connection with the acquisition of 12 of these properties, the Company was contingently liable for $2,806,000 related to bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties. In addition, the Company was contingently liable for $1,805,000 relating to its obligations under a purchase agreement to acquire one property.

      As of March 31, 1997, the Company owned four land parcels which are leased to tenants who are obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an aggregate amount of up to $8,583,000, upon which time rental income will increase for each of the properties.

7.    Subsequent Events:

      In April 1997, the Company declared dividends to its shareholders of $7,018,102 or $.30 per share of common stock, payable in May 1997.

      In addition, in April 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of up to $300,000,000 in debt and equity securities (which includes approximately $37,000,000 of unissued debt and equity securities under the Company's existing $200,000,000 shelf registration statement).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of March 31, 1997, the Company owned 209 properties (the "Properties") each of which are leased to major retail businesses.

Liquidity and Capital Resources

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 1997 and 1996, the Company generated $7,838,000 and $4,852,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

      Debt and Equity Securities. In February 1997, the Company filed a prospectus supplement to its $200,000,000 shelf registration and issued 2,300,000 shares of common stock and received gross proceeds of $34,787,000. In addition, in March 1997, the Company issued an additional 330,000 shares of common stock in connection with the underwriters' overallotment option and received gross proceeds of $4,991,000. In connection with the offering, the Company incurred stock issuance costs totalling $2,108,000, consisting primarily of underwriters' commissions and fees, legal and accounting fees and printing expenses. Proceeds from the offering were used to pay down the Company's credit facility. In April 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of up to $300,000,000 in debt and equity securities (which includes approximately $37,000,000 of unissued debt and equity securities under the Company's existing $200,000,000 shelf registration statement).

      Property Acquisitions and Commitments. During the quarter ended March 31, 1997, the Company borrowed $62,900,000 under its credit facility to acquire 15 Properties (two Eckerd drugstores, one OfficeMax office supply store, one Good Guys consumer electronics store, two Best Buy consumer electronics stores, one Kroger grocery store and eight independently operated grocery stores leased to or partially guaranteed by SuperValu, Inc.

      As of March 31, 1997, the Company owned four land parcels which are leased to tenants who are obligated to develop a building on the respective land
parcels.   The Company has agreed to acquire the completed buildings for an aggregate amount of up to $8,583,000, at which time rental income will increase for each of the Properties.

      As of March 31, 1997, the Company had entered into agreements to purchase 17 additional properties for an estimated aggregate amount of $42,955,000. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition to the 17 properties under contract and the four buildings under construction as of March 31, 1997, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $150,000,000 credit facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

      In January 1997, the Company sold its property in Foley, Alabama, for $570,000 and received net sales proceeds of $551,000, resulting in a gain of $271,000 for financial reporting purposes.

The Company reinvested the proceeds to acquire an additional property and structured the transaction to qualify as a like-kind exchange transaction for federal income tax purposes.

      Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the quarters ended March 31, 1997 and 1996, the Company declared and paid dividends to its stockholders of $6,229,000 and $3,382,000, respectively, or $.30 and $29., respectively, per share of common stock. In April 1997, the Company declared dividends to its shareholders of $7,018,000 or $.30 per share of common stock, payable in May 1997.

Results of Operations


      During the quarters ended March 31, 1997 and 1996, the Company owned and leased 210 (including one property which was sold during 1997) and 167 Properties, respectively, to operators of major retail businesses. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Company earned $10,815,000 and $6,728,000, respectively, in rental income from
operating leases and earned income from direct financing leases.   The increase
in rental and earned income during the quarter ended March 31, 1997, is primarily a result of the facts that (i) the 40 Properties acquired and nine buildings upon which construction was completed during 1996 were operational for a full quarter in 1997 and (ii) the Company acquired 15 Properties during the quarter ended March 31, 1997. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the 15 Properties acquired during the quarter ended March 31, 1997 will contribute to the Company's income for a full fiscal quarter in future quarters.

      The Company incurred $2,363,000 and $1,460,000 in interest expense for the quarters ended March 31, 1997 and 1996, respectively. Interest expense increased during the quarter ended March 31, 1997, primarily as a result of higher average borrowing levels on the Company's credit facility. However, the increase was partially offset by a decrease in the average interest rates of the Company's credit facility.

      During the quarter ended March 31, 1997 and 1996, operating expenses, including depreciation and amortization, were $2,179,000 and $1,474,000,
respectively (19.8% and 21.3%, respectively, of gross operating revenues).   The
increase in the dollar amount of operating expenses for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to the increase in depreciation expense as a result of the additional Properties acquired during the quarter ended March 31, 1997, and a full quarter of depreciation expense relating to the 40 Properties and nine buildings acquired during 1996. The increase is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's fixed rate financing and amendment to the Company's credit facility. In addition, advisory fees increased as a result of increased funds from operations for the quarter ended March 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share. The Statement, which is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share. The Company will adopt this Standard in 1997 and does not expect compliance with such Standard to have a material effect, if any, on the Company's earnings per share.

                           PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.

            No material developments in legal proceedings as previously reported in the Form 10-K for the year ended December 31, 1996.


Item 2.     Changes in Securities.  Not applicable.


Item 3.     Defaults Upon Senior Securities.  Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable.


Item 5.     Other Information.  Not applicable.


Item 6.     Exhibits and Reports on Form 8-K.

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

            10.4 Second Amended and Restated Line of Credit and Security Agreement, dated December 7, 1995, among Registrant, certain lenders listed therein and First Union National Bank of Florida, as the Agent, relating to a $100,000,000 loan (filed as Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.5 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.6 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

            10.7 Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

            10.8 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

            10.9 Third Amended and Restated Line of Credit and Security Agreement, dated September 3, 1996, by and among Registrant, certain lenders and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.11 to the Regis-trant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

            10.10 Second Renewal and Modification Promissory Note, date September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

            (b) The Registrant filed one report on Form 8-K during the period from January 1, 1997 through March 31, 1997 for the purpose of incorporating certain items by reference into its $300,000,000 shelf regis-tration statement.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 13th day of May, 1997.

                                    COMMERCIAL NET LEASE REALTY, INC.

                                    By:   /s/ Gary M. Ralston
                                          ---------------------------
                                          Gary M. Ralston
                                          President


                                    By:   /s/ Kevin B. Habicht
                                          ----------------------------
                                          Kevin B. Habicht
                                          Chief Financial Officer