Form 10-Q
period 1997-06-30
COMMERCIAL NET LEASE REALTY INC
filed 1997-08-14
CIK 751364

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                              ------------------------------------
                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              ----------------    ----------------

                            Commission file number
                                     0-12989

                          Commercial Net Lease Realty, Inc.
            (Exact name of registrant as specified in its charter)


           Maryland                            56-1431377
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organiza-              Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                                 32801
(Address of principal                           (Zip Code)
executive offices)

Registrant's telephone number
(including area code)                       (407) 422-1574


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

23,394,456 shares of Common Stock, $.01 par value, outstanding as of August 14, 1997.



                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES




                                   CONTENTS



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

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)



                                                    June 30,    December 31,
             ASSETS                                  1997           1996
                                                   ---------    ----------
Real estate leased to others:
  Accounted for using the operating
    method, net of accumulated
    depreciation                                    $349,473      $269,031
  Accounted for using the direct
    financing method                                 112,437        92,413
Cash and cash equivalents                                807         1,410
Receivables                                              471           812
Due from related party                                    90            -
Prepaid expenses                                         397           335
Loan costs, net of accumulated
  amortization of $1,521 and
  $1,055                                               1,788         2,185
Accrued rental income                                  5,678         4,421
Other assets                                           2,352           346
                                                    --------      --------
                                                    $473,493      $370,953
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $181,610      $116,956
Accrued interest payable                                 446           390
Accounts payable and accrued
  expenses                                               303           161
Real estate taxes payable                                 39            -
Due to related parties                                   104            93
Rents paid in advance                                     29           779
                                                    --------      --------
      Total liabilities                              182,531       118,379
                                                    --------      --------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 50,000,000 shares;
    issued and outstanding
    23,394,456 and 20,763,672
    shares, respectively                                 234           208
  Excess stock, $0.01 par value.
    Authorized 50,000,000 shares;
    none issued and outstanding                           -             -
  Capital in excess of par value                     291,955       254,299
  Accumulated dividends in excess
    of net earnings                                   (1,227)       (1,933)
                                                    --------      --------
      Total stockholders' equity                     290,962       252,574
                                                    --------      --------
                                                    $473,493      $370,953
                                                    ========      ========

               See accompanying notes to condensed consolidated
                             financial statements.

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (dollars in thousands, except per share data)



                               Quarter Ended           Six Months Ended
                                  June 30,                  June 30,
                              1997        1996          1997        1996
                          -----------  -----------  -----------  -----------
Revenues:
  Rental income from
    operating leases      $     8,986  $     5,603  $    17,125  $    10,649
  Earned income from
    direct financing
    leases                      2,836        1,797        5,512        3,478
  Contingent rental
    income                        204          199          369          357
  Interest and other               41           32           77           71
                          -----------  -----------  -----------  -----------
                               12,067        7,631       23,083       14,555
                          -----------  -----------  -----------  -----------
Expenses:
  General operating and
    administrative                209          289          664          672
  Advisory fees to
    related party                 512          343          984          651
  Interest                      2,731        1,602        5,094        3,062
  State taxes                      82           57          166           92
  Depreciation and
    amortization                1,325          806        2,493        1,554
                          -----------  -----------  -----------  -----------
                                4,859        3,097        9,401        6,031
                          -----------  -----------  -----------  -----------
Net earnings before
  gain on sale of
  land and building             7,208        4,534       13,682        8,524
                          -----------  -----------  -----------  -----------
Gain on sale of land
  and building                     -            -           271           -
                          -----------  -----------  -----------  -----------
Net earnings              $     7,208  $     4,534  $    13,953  $     8,524
                          ===========  ===========  ===========  ===========
Earnings per share of
  common stock            $      0.31  $      0.29  $      0.62  $      0.57
                          ===========  ===========  ===========  ===========
Weighted average number
  of shares outstanding    23,394,077   15,688,672   22,630,837   15,000,210
                          ===========  ===========  ===========  ===========




               See accompanying notes to condensed consolidated
                             financial statements.

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Six Months Ended June 30, 1997
                       and Year Ended December 31, 1996
                 (dollars in thousands, except per share data)

                                                     Accumulated
                                                      dividends
                                        Capital in    in excess
                     Number    Common    excess of     of net
                   of shares   stock     par value     earnings       Total
                  ----------- --------  ----------   ----------   ----------
Balance at
  December 31,
  1995             11,663,672 $    117    $138,629    $  (2,904)    $135,842

Net earnings               -        -           -        19,839       19,839

Dividends declared
  and paid ($1.18
  per share of
  common stock)            -        -           -       (18,868)     (18,868)

Issuance of common
  stock             9,100,000       91     123,284           -       123,375

Stock issuance
  costs                    -        -       (7,614)          -        (7,614)
                  ----------- --------  ----------    ---------   ----------
Balance at
  December 31,
  1996             20,763,672      208     254,299       (1,933)     252,574

Net earnings               -        -           -        13,953       13,953

Dividends declared
  and paid ($0.60
  per share of
  common stock)            -        -           -       (13,247)     (13,247)

Issuance of common
  stock             2,630,784       26      39,764           -        39,790

Stock issuance
  costs                    -        -       (2,108)          -        (2,108)
                  ----------- --------  ----------    ---------   ----------
Balance at
  June 30, 1997    23,394,456 $    234    $291,955    $  (1,227)    $290,962
                  =========== ========  ==========    =========   ==========




               See accompanying notes to condensed consolidated
                             financial statements.

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                      Six Months Ended
                                                           June 30,
                                                     1997           1996
                                                 ------------   ------------
Cash flows from operating activities:
  Net earnings                                   $     13,953   $      8,524
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation                                      2,045          1,240
      Amortization                                        448            314
      Gain on sale of land and building                  (271)            -
      Decrease in real estate leased to others
        using the direct financing method                 540            314
      Increase in accrued rental income                (1,257)          (976)
      Decrease in receivables                             202             61
      Increase in prepaid expenses                        (62)            (5)
      Decrease in other assets                             11             21
      Increase in accrued interest payable                 56            199
      Increase (decrease) in accounts payable
        and accrued expenses                               12            (61)
      Increase in real estate taxes payable                39             20
      Increase (decrease) in due to
        related party                                     (39)            45
      Decrease in rents paid in advance                  (750)           (22)
                                                 ------------   ------------
          Net cash provided by operating
            activities                                 14,927          9,674
                                                 ------------   ------------
Cash flows from investing activities:
  Additions to real estate leased to
    others using the operating method                 (82,467)       (64,697)
  Additions to real estate leased to others
    using the direct financing method                 (20,564)       (26,623)
  Proceeds from sale of land and building                 551             -
  Increase in other assets                             (1,768)           (92)
  Other                                                  (369)           116
                                                 ------------   ------------
          Net cash used in investing
            activities                               (104,617)       (91,296)
                                                 ------------   ------------
Cash flows from financing activities:
  Proceeds from loans                                 104,400        118,450
  Repayment of loans                                  (39,746)       (76,740)
  Payment of loan costs                                   (68)          (748)
  Proceeds from issuance of common stock               39,869         52,325
  Payment of stock issuance costs                      (2,164)        (3,253)
  Payment of dividends                                (13,247)        (7,932)
  Other                                                    43             (4)
                                                 ------------   ------------
          Net cash provided by financing
            activities                                 89,087         82,098
                                                 ------------   ------------
Net increase (decrease) in cash and cash
  equivalents                                            (603)           476
Cash and cash equivalents at beginning
  of period                                             1,410            301
                                                 ------------   ------------
Cash and cash equivalents at end of
  period                                         $        807   $        777
                                                 ============   ============



               See accompanying notes to condensed consolidated
                             financial statements.

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Leases:

      The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13,
      Accounting for Leases.   As of June 30, 1997, 138 of the leases have
      been classified as operating leases and 84 leases have been classified as direct

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Six Months Ended June 30, 1997 and 1996


2.    Leases - Continued:

      financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 54 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2020) and
      provide for minimum  rentals.    In addition,  the  majority of the
      leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Real Estate Leased to Others:

      Accounted for Using the Operating Method - Land and buildings on operating leases consisted of the following at (dollars in thousands):



                                            June 30,        December 31,
                                              1997              1996
                                           ---------        ----------
            Land                            $173,915          $138,520
            Buildings and
              improvements                   185,576           138,589
                                           ---------        ----------
                                             359,491           277,109
            Accumulated depreci-
              ation                          (10,018)           (8,078)
                                           ---------        ----------

                                            $349,473          $269,031
                                           =========        ==========

      Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1997 and 1996, the Company recognized $1,285,000 and $976,000 respectively, of such income, $581 and $502 of which was recognized for the quarters ended June 30, 1997 and 1996, respectively.

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Six Months Ended June 30, 1997 and 1996


3.    Real Estate Leased to Others - Continued:

      The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at June 30, 1997 (dollars in thousands):

            1997                                              $ 18,042
            1998                                                36,102
            1999                                                36,316
            2000                                                36,741
            2001                                                37,427
            Thereafter                                         428,746
                                                              --------
                                                              $593,374
                                                              ========

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

      Accounted for Using the Direct Financing Method - The following lists the components of real estate leased to others using the direct financing method at (dollars in thousands):


                                          June 30,       December 31,
                                           1997              1996
                                        ---------       -----------
            Minimum lease
            payments to be
            received                     $250,007          $207,838
            Estimated residual
              values                       34,253            28,309
            Less unearned income         (171,823)         (143,734)
                                         --------        ----------
            Real estate leased to
              others using the
            direct financing
              method                     $112,437          $ 92,413
                                         ========        ==========


                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Six Months Ended June 30, 1997 and 1996


3.    Real Estate Leased to Others - Continued:

      The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1997 (dollars in thousands):

            1997                                           $  6,825
            1998                                             13,654
            1999                                             13,703
            2000                                             13,822
            2001                                             13,859
            Thereafter                                      188,144
                                                           --------
                                                           $250,007
                                                           ========

      The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate Leased to Others - Accounted for Using the Operating Method).

4.    Notes Payable:

      In September 1996, the Company entered into an amended and restated loan agreement for a $150,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1998 and provides for an interest rate equal to 160 basis points above LIBOR or the lender's prime rate, whichever the Company selects. As of June 30, 1997 and December 31, 1996, the outstanding principal balance was $124,100,000 and $58,700,000, respectively, plus accrued interest of $251,000 and $192,000, respectively.

5.    Related Party Transactions:

      During the six months ended June 30, 1997, the Company acquired 20 properties and three buildings which were developed by the tenant on land parcels owned by the Company from unrelated, third parties for purchase prices totalling $86,907,000. In connection with the acquisition of these 20 properties and three buildings, the Company paid CNL Realty Advisors, Inc. $1,738,000 in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

      During the six months ended June 30, 1997, the Company acquired eight properties for purchase prices totalling $14,808,000 from affiliates of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these eight properties equalled
      the affiliates'  cost  including  development  costs.   The  affiliates'
      cost

                       COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    Six Months Ended June 30, 1997 and 1996


5.    Related Party Transactions - Continued:

      consisted of the land purchase price, construction costs, various soft costs including legal costs, survey fees and architect fees and developer fees aggregating $817,500 paid to affiliates of CNL Realty Advisors, Inc.

      In January 1997, the Company sold its property in Foley, Alabama, for $570,000 and received net proceeds of $551,000, resulting in a gain of $271,000 for financial reporting purposes. In connection with the sale of this property, the Company paid CNL Realty Advisors, Inc. $11,400 in disposition fees.

6.    Commitments and Contingencies:

      As of June 30, 1997, the Company had entered into agreements to purchase 15 additional properties for an estimated aggregate amount of $49,242,000. In connection with the acquisition of 12 of these properties, the Company was contingently liable for $3,233,000 related to bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties. In addition, the Company was contingently liable for $1,805,000 relating to its obligations under a purchase agreement to acquire one property.

      As of June 30, 1997, the Company owned two land parcels which are leased to tenants who are obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an aggregate amount of up to $3,147,000, upon which time rental income will increase for each of the properties.

7.    Subsequent Events:

      In July 1997, the Company declared dividends to its shareholders of $7,018,000 or $.30 per share of common stock, payable in August 1997.

      In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility amended the Company's $150,000,000 Credit Facility by increasing the borrowing capacity from $150,000,000 to $200,000,000 and lowering the interest rate from 160 basis points above LIBOR to 150 basis points above LIBOR.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Commercial Net Lease Realty, Inc. (the "Company") is an equity real estate investment trust that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of June 30, 1997, the Company owned 222 properties (the "Properties") each of which is leased to major retail businesses.

Liquidity and Capital Resources

      General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds.
Potential future sources of capital include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 1997 and 1996, the Company generated $14,927,000 and $9,674,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

      Indebtedness. In August 1997, the company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility amended the Company's $150,000,000 credit facility by increasing the borrowing capacity from $150,000,000 to $200,000,000 and lowering the interest rate from 160 basis points above LIBOR to 150 basis points above LIBOR. As of June 30, 1997, $124,100,000 was outstanding under the Credit Facility. The Credit Facility will be used primarily to invest in free standing retail properties, although $25,000,000 of the available credit may be used for the issuance of standby letters of credit or working capital.

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

      Property Acquisitions and Commitments. During the six months ended June 30, 1997, the Company borrowed $104,400,000 under its credit facility to acquire 28 Properties (seven Eckerd drugstores, two OfficeMax office supply stores, two Barnes & Noble bookstores, one Pier 1 Imports home furnishings store, one Blockbuster video store, one Just For Feet shoe store, two Good Guys consumer electronics stores, three Best Buy consumer electronics stores, one Kroger grocery store and eight independently operated grocery stores leased to or partially guaranteed by SuperValu, Inc., and three buildings (one Academy sporting goods store, one Kash N' Karry grocery store and one Pier 1 Imports home furnishings store) which were developed by the tenant on land parcels owned by the Company.

      As of June 30, 1997, the Company owned two land parcels which are leased to tenants who are obligated to develop a building on the respective land
parcels.   The Company has agreed to acquire the completed buildings for an aggregate amount of up to $3,147,000, at which time rental income will increase for each of the Properties.

      As of June 30, 1997, the Company had entered into agreements to purchase 15 additional properties for an estimated aggregate amount of $49,242,000.
The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

      In addition to the 15 properties under contract and the two buildings under construction as of June 30, 1997, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $200,000,000 Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

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

      Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 1997 and 1996, the Company declared and paid dividends to its stockholders of $13,247,000 and $7,932,000, respectively, or $.60 and $58., respectively, per share of common stock. In July 1997, the Company declared dividends to its shareholders of $7,018,000 or $.30 per share of common stock, payable in August 1997.

Results of Operations

      During the six months ended June 30, 1997 and 1996, the Company owned and leased 223 (including one property which was sold during 1997) and 182 Properties, respectively, to operators of major retail businesses. In connection therewith, during the six months ended June 30, 1997 and 1996, the Company earned $22,637,000 and $14,127,000, respectively, in rental income from operating leases and earned income from direct financing leases, $11,822,000 and $7,400,000 of which was earned during the quarters ended June
30, 1997 and 1996, respectively.   The increase in rental and earned income
during the six months ended June 30, 1997, is primarily a result of the facts that (i) the 40 Properties acquired and nine buildings upon which construction
was completed during 1996  were operational   for   a  full quarter in 1997
and (ii) the

Company acquired 28 Properties and three buildings upon which construction was completed during the six months ended June 30, 1997. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the 28 Properties and three buildings acquired during the six months ended June 30, 1997 will contribute to the Company's income for a full fiscal quarter in future quarters.

      The Company incurred $5,094,000 and $3,062,000 in interest expense for the six months ended June 30, 1997 and 1996, respectively, $2,731,000 and $1,602,000 of which was incurred for the quarters ended June 30, 1997 and 1996. Interest expense increased during the quarter and six months ended June 30, 1997, primarily as a result of higher average borrowing levels on the Company's Credit Facility. However, the increase was partially offset by a decrease in the average interest rates of the Company's Credit Facility.

      During the six months ended June 30, 1997 and 1996, operating expenses, including depreciation and amortization, were $4,307,000 and $2,969,000, respectively (18.7% and 20.4%, respectively, of gross operating revenues) of which $2,128,000 and $1,495,000 (17.6% and 19.6%, respectively, of gross operating revenues) were incurred for the quarters ended June 30, 1997 and
1996, respectively.   The  increase  in  the  dollar  amount of operating
expenses for the six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to the increase in depreciation expense as a result of the additional Properties acquired during the six months ended June 30, 1997, and a full quarter of depreciation expense relating to the 40 Properties and nine buildings acquired during 1996. The increase is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's fixed rate financing and amendment to the Company's Credit Facility. In addition, advisory fees increased as a result of increased funds from operations for the six months ended June 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standard No. 128, Earnings Per Share.
     The Statementwhich is effective for fiscal years ending after December 15, 1997, provides for a revised computation of earnings per share.
     The Company will adopt this Standard in 1997 and does not expect compliance with such Standard to have a material effect, if any, on the Company's earnings per share.

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

PAGE

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

            10.10 Second Renewal and Modification Promissory Note, date September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated here in by reference).

            10.11 Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as
                        Exhibit 10.1 to the Registrant s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

            (b) The Registrant filed one report on Form 8-K on April 21, 1997, for the purpose of incorporating certain items by reference into its $300,000,000 shelf registration statement and one report on Form 8-K on May 16, 1997, reporting that the Special Committee of the Board of Directors of the Registrant recommended that the Board of Directors of the Registrant approve the Agreement and Plan of Merger by and among the Registrant, Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the stockholders of CNL Realty Advisors, Inc.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 14th day of August, 1997.

                                    COMMERCIAL NET LEASE REALTY, INC.

                                    By:   /s/ Gary M. Ralston
                                          -------------------
                                          Gary M. Ralston
                                          President

                                    By:   /s/ Kevin B. Habicht
                                          -----------------------
                                          Kevin B. Habicht
                                          Chief Financial Officer