Form 10-K/A
period 1996-12-31
COMMERCIAL NET LEASE REALTY INC
filed 1997-08-15
CIK 751364

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1996
                                   ------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                      to
                                          ---------------------   ---------
                        Commission file number 0-12989

                       COMMERCIAL NET LEASE REALTY, INC.
            (Exact name of registrant as specified in its charter)

              Maryland                                 56-1431377
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:Name of exchange on which registered:
Common Stock, $.01 par valueNew York Stock Exchange

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

      The Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 1996, is being amended to include expanded disclosures in items 1,2 and 13 and Exhibit 13.

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

Advisory Services



      The Company and CNL Realty Advisors, Inc. (the "Advisor") have entered into an advisory agreement (the "Advisory Agreement"), which provides for the Advisor to perform to receive an annual fee, payable monthly, equal to (i) seven percent of funds from operations, as defined below, up to $10,000,000,
(ii) six percent of funds from operations in excess of $10,000,000 but less than $20,000,000 and (iii) five percent of funds from operations in excess of $20,000,000. For the purposes of the Advisory Agreement, funds from operations means net income of the Company before advisory fee excluding depreciation and amortization expense, extraordinary gains and losses, nonrecurring items of income and expense and non-cash lease accounting adjustments. Under the Advisory Agreement, the Advisor generally is responsible for administering the day-to-day investment operations of the Company, including investment analysis and development, acquisitions, due diligence, and asset management and accounting services. These duties include collecting rental payments, inspecting and managing the Properties, assisting the Company in responding to tenant inquiries and notices, providing information to the Company about the status of the leases and the Properties, maintaining the Company's accounting books and records, and preparing and filing various reports, returns or statements with various regulatory agencies. In addition, the Advisor serves as the Company's consultant in connection with policy decisions to be made by the Board of Directors, manages the Company's Properties and renders other services as the Board of Directors deems appropriate. The Advisor is subject to the supervision of the Company's Board of Directors and has only such functions as are delegated to it.



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

Competition

      The Company generally competes with other REIT's, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing and disposition of investments in net-leased retail properties.

Employees

      Reference is made to Item 10. Directors and Executive Officers of the Registrant for a listing of the Company's Executive Officers. The Company has no other employees.


ITEM 2.  PROPERTIES



      As of December 31, 1996, the Company owned 195 Properties located in 31 states that are leased to 45 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this Report for a listing of the Properties and their respective costs.

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



      During 1996, one of the Company's lessees, Barnes & Noble Superstores, Inc. (bookstore) accounted for more than ten percent of the Company's total rental income. As of December 31, 1996, Barnes & Noble Superstores, Inc. was the lessee under leases relating to 11 Properties.

      As of December 31, 1996, two of the Company's lessees, Barnes & Noble Superstores, Inc. and Eckerd Corporation, leased properties representing 13.2% and 10.2%, respectively, of total assets. For information regarding the results of operations and financial condition of these two entities, refer to their Annual Reports on Forms 10-K as filed with the Securities and Exchange Commission for the year ended February 1, 1997.

      The Company generally competes with other REIT's, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition leasing financing and disposition of investments in net-leased retail properties.



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

      NAME                    AGE         P O SITION    WITH    THE    COMPANY
      ----                    ---         ------------------------------------

      James M. Seneff, Jr.*   50          Chairman  of  the  Board  and  Chief
                                          Executive Officer

      Robert A. Bourne*       50          V i ce   Chairman,   Secretary   and
                                          Treasurer and Director

      Gary  M. Ralston*       45          President   and   Chief   Operating
                                          Officer

      Kevin B. Habicht*       38          E x ecutive  Vice  President,  Chief
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

      Gary M. Ralston. Mr. Ralston has served as President of the Company and the Advisor since February 1996. From December 1993 until February 1996 he served as Executive Vice President and Chief Operating Officer of the Company and the Advisor. Mr. Ralston previously served as Vice President of the
Company from July 1992 through December 1993 and as Vice President of the Advisor from its inception in 1991 through December 1993. From 1988 to 1992, he also served as a Senior Vice President of CNL Properties, Inc., a real estate investment and asset/property management company affiliated with CNL Group. From 1983 until 1988, Mr. Ralston was Vice President of ENCO, a real estate investment and asset/property management firm located in Lakeland, Florida. Mr. Ralston holds the Certified Commercial Investment Member and Society of Industrial and Office Realtors designations and is also a Florida l i c ensed Real Estate Broker, Mortgage Broker and Certified Building Contractor. Mr. Ralston is a member of the Board of Directors of the National Association of Realtors, Vice Chairman of its Commercial Investment Committee and a member of the Capital Consortium.

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

      Willoughby T. Cox, Jr. Mr. Cox currently is a private real estate investor. From 1960 to 1985, Mr. Cox was a Mortgage Loan Correspondent for the State of Florida for Connecticut Mutual Life Insurance Company. From 1978 through 1981, Mr. Cox also was employed as a Florida Agriculture Mortgage Loan Correspondent for Aetna Life and Casualty Insurance Company. He currently serves as the agricultural Loan Correspondent for the State of Florida for Batterymach-AgriVest, the successor to the Agricultural Loan Department of Connecticut Mutual Life Insurance Company. Mr. Cox is a former director of Orange State Bank, Landmark Bank of Orlando and Atico Savings Bank and a former Vice Chairman of Pan American Bank of Orlando. Mr. Cox has been involved in real estate related activities in Florida since 1950, including r e a l estate brokerage, management, mortgage lending, appraisal and construction.

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

      The Board of Directors met 12 times during the year ended December 31, 1 9 96 and the average attendance by directors at Board meetings was approximately 95%. Each current member attended at least 83% of the total meetings of the Board of Directors and of any committee on which he served.

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

                          SUMMARY COMPENSATION TABLE
                          --------------------------
                             ANNUAL COMPENSATION(1)   LONG TERM COMPENSATION
                             -----------------------  ----------------------
                                                                 Stock Option
    Name and                                                        Awards
Principle Position      Year        Salary            Bonus       (Shares)
-----------------      -----        ------            -----      -----------

James M. Seneff, Jr.    1996        $0                $0          120,000
  Chief Executive Officer1995       $0                $0          -0-
& Chairman of the Board 1994        $0                $0          145,500

___________________

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

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information with respect to stock option grants, pursuant to the 1992 Plan, made to the Chief Executive Officer during the fiscal year ended December 31, 1996:
                                                                      Grant Date
            Options     % of Total       Exercise Price  Expiration    Present
Name        Granted(1)  Granted in 1996   (Per  Share)      Date       Value (2)
----        ---------   ---------------  --------------  ----------   ----------

James M.    120,000           31.65%         $13.00        03/04/06     $165,573
Seneff, Jr.


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


OPTIONS EXERCISED AND FISCAL YEAR-END VALUES

      The following table sets forth certain information with respect to unexercised stock options held by the Chief Executive Officer at December 31, 1996. The Chief Executive Officer did not exercise any stock options during the fiscal year ended December 31, 1996.
                                                      Value of Unexercised
                  Number of Unexercised               In-the-Money Options
                  Options at December 31, 1996        at December 31, 1996 (1)
                  ----------------------------        ------------------------

Name        Exercisable       Unexercisable     Exercisable   Unexercisable
----        -----------       -------------     -----------   -------------
James M.    159,000              128,000          $415,000        342,625
Seneff, Jr.
___________________

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


 Name and Address                Number of Shares                    Percent
of Beneficial Owner             Beneficially Owned                  of Shares
-------------------             ------------------                  ---------
Robert A. Bourne (1)
400 East South Street, Suite 500
Orlando, Florida  32801             422,096   (2)(3)                     1.8 %

Edward Clark (4)
5204 Shamrock Drive
Raleigh, North Carolina  27612        5,877   (5)                         (6)

Willoughby T. Cox, Jr. (4)
200 Pasadena Place
Orlando, Florida  32802               4,942   (7)                         (6)

Kevin B. Habicht
400 East South Street, Suite 500
Orlando, Florida  32801              61,667   (12)                        (6)

Clifford R. Hinkle (4)
215 S. Monroe Street, Suite 500
Tallahassee, Florida  32301          20,592   (8)                         (6)

Ted B. Lanier  (4)
1818 Windmill Drive
Sanford, North Carolina  27330       13,442   (9)                         (6)

Gary M. Ralston
400 East South Street, Suite 500
Orlando, Florida  32801              82,333   (11)                        (6)

James M. Seneff, Jr.  (1)
400 East South Street, Suite 500
Orlando, Florida  32801             509,368   (2)(10)                    2.2%

Public Employees Retirement
  System of Ohio
277 East Town Street
Columbus, Ohio  43215             1,643,000                              7.0%


All directors and executive officers as
a group (8 persons)                 809,618
                      (2) (3) (5) (7) (8) (9) (10) (11)(12)             3.5%

_______________________

(1)   A director and executive officer of the Company.

(2) Of these shares, 310,699 shares are held by six limited partnerships, of which Messrs. Bourne and Seneff are general partners. In addition, 35,473 of these shares are held by a trust of which Mr. Seneff serves as trustee. Messrs. Bourne and Seneff disclaim beneficial ownership of these shares, except to the extent of their respective percentage interests in each of these entities. A director and executive officer of the Company.

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



      The Advisory Agreement provides that the Advisor is entitled to receive an annual Advisor Fee, paid monthly, equal to seven percent (7%) of Funds From Operations (as defined below) up to $10,000,000, six percent (6%) of Funds From Operations in excess of $10,000,000 but less than $20,000,000, and five percent (5%) of Funds From Operations in excess of $20,000,000. For the purposes of the Advisory Agreement, Funds From Operations means net income of the Company before advisory fees excluding depreciation and amortization expense, extraordinary gains and losses, nonrecurring items of income and expense and non-cash lease accounting adjustments. In addition, the Advisory Agreement provides that, to the extent that the Board of Directors requests that the Advisor render services other than those otherwise required to be performed, such additional services shall be compensated separately on terms to be agreed upon.



      The aggregate Advisor Fee incurred by the Company to the Advisor during the year ended December 31, 1996 was $1,466,000.

      T h e Company's Board of Directors (including a majority of its independent directors) approved the payment to the Advisor of an acquisition fee equal to 1.5 percent of the cost of 27 properties and nine buildings acquired by the Company in 1996 that were not developed by or purchased from affiliates of CNL Group and an expense reimbursement equal to 0.5 percent of such costs to cover costs incurred on behalf of the Company in site selection and acquisition activities (including travel and related items) of the Advisor. During 1996, the Company incurred $1,709,000 in acquisition fees and $569,000 in expense reimbursements payable to the Advisor with respect to these properties.

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

      10.6 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's C u r rent Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

      10.7 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's C u r rent Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

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

      23 C o n s ent of Independent Accountants dated March 19, 1997 (previously filed).

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1997.

                              COMMERCIAL NET LEASE REALTY, INC.

                              By:  /s/ Robert A. Bourne
                                   ----------------------
                                   ROBERT A. BOURNE
                                   Vice Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                       Title                     Date
           ---------                      ------                    -----



/s/  Robert A. Bourne            Vice  Chairman  of  the       August 14, 1997
Robert  A. Bourne                Board   of   Directors,
                                 Secretary and Treasurer.

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


                                  EXHIBIT 13

                         ANNUAL REPORT TO SHAREHOLDERS


TABLE OF CONTENTS
-----------------

Historical Financial Highlights                                              1

1996 Highlights and Recent Developments                                      2

Company Profile                                                              3

To Our Stockholders                                                          4

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                        6

Independent Auditors' Report                                                10

Consolidated Balance Sheets                                                 11

Consolidated Statements of Earnings                                         12

Consolidated Statements of Stockholders' Equity                             13

Consolidated Statements of Cash Flows                                       14

Consolidated Notes to Financial Statements                                  15

Consolidated Quarterly Financial Data                                       21

Share Price and Dividend Data                                               21

Stockholder Information                                                     22

Directors and Executive Officers                                            23


1996 ANNUAL REPORT - PAGE 1


                                       HISTORICAL FINANCIAL HIGHLIGHTS
                                        (DOLLARS IN THOUSANDS, EXCEPT
                                               PER SHARE DATA)
                                       -------------------------------

                           1996           1995           1994           1993          1992
                        ----------     ----------      ---------      ---------     ---------
Gross Revenues          $   33,369     $   20,580      $  12,289      $   5,069     $   2,604

Net Earnings            $   19,839     $   12,707      $   8,915      $   3,522     $   1,562


Total Assets            $  370,953     $  219,257      $ 152,211      $  91,619     $  23,134


Total Long-Term
  Debt                  $  116,956     $   82,600      $  14,800      $      -      $   8,500


Total Equity            $  252,574     $  135,842      $ 136,665      $  91,145     $  14,388


Cash Dividends
  Paid to Stock-
  holders               $   18,868     $   13,529      $   9,897      $   3,156     $   1,766


Weighted Average
  Shares                16,798,918     11,663,672      8,606,138      3,711,807     1,635,350


Per Share
  Information:
    Net Earnings            $ 1.18         $ 1.09         $ 1.04         $ 0.95        $ 0.95

    Dividends               $ 1.18         $ 1.16         $ 1.14         $ 1.10        $ 1.08


Other Data
  Funds from oper-
    ations (1)           $  22,570      $  14,443      $   9,992       $  3,884      $  1,879
  Cash Flows from:
    Operating
      activities         $  22,216      $  14,140      $   9,505       $  3,750      $  2,067
    Investing
      activities         $(144,247 )    $ (67,518 )    $ (79,081 )     $(48,609)     $    344
    Financing
      activities         $ 123,140      $  52,609      $  50,799       $ 64,236      $ (2,933)
    Equity Market
  Capitalization
  ($ mil)                   $329.6         $148.7         $142.9         $105.4        $ 21.7


-------------------------------------------------------------------------------

(1) The Company has recently adopted the NAREIT definition of funds from operations and has restated funds from operations for prior years in accordance with this definition. Funds from operations are net earnings excluding depreciation, gains and losses on the sale of real estate and nonrecurring items of income and expense. For purposes of this table,fundS from operations exclude nonrecurring NYSE initial listing expenses of $111,638 in 1993 and AMEX initial listing expenses of $15,000 in 1992. Additionally, $55,926 of "other" income representing partial repayment of third quarter 1992 dividends is excluded from funds from operations. Funds from operations are generally considered by industry analysts to be the most appropriate measure of performance and do not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles and are not necessarily indicative of cash available to meet cash needs. Management considers funds from operations an appro-priate measure of performance of an equity REIT because it is predicated on cash flow analysis.The Company's computation of funds from operations may differ from the methodology for calculating funds from operations utilized by other equity REIT's and, therefore, may not be comparable to such other REIT's.

1996 ANNUAL REPORT - PAGE 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Commercial Net Lease Realty, Inc., a Maryland corporation, is a real estate investment trust ("REIT") formed in 1984 that acquires, owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of December 31, 1996, Commercial Net Lease Realty, Inc. and its subsidiaries (the "Company") owned 195 properties (the "Properties") that are leased to major retail businesses, including Academy, Baby Superstore, Barnes & Noble, Best Buy, Blockbuster Music, Borders, Burger King, CompUSA, Computer City, Denny's, Dick's Clothing & Sporting Goods, Eckerd, Food 4 Less, Food Lion, Golden Corral, Good Guys, Hardee's, Hi-Lo Automotive, HomePlace, International House of Pancakes, Kash N' Karry, Levitz, Linens 'n Things, Luria's, Marshalls, Office Depot, OfficeMax, Oshman's, Pier 1 Imports, Scotty's, Sears Homelife Centers, Sports Authority and Waccamaw.

LIQUIDITY AND CAPITAL RESOURCES

General.
Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the years ended December 31, 1996, 1995 and 1994, the Company generated $22,216,000, $14,140,000 and $9,505,000 respectively, in net cash provided by operating activities. The increase in cash from operations for each of the years ended December 31, 1996 and 1995, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing main-tenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of the Prop-erties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be minimal for the for-eseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Indebtedness.
In July 1994, the Company entered into an agreement establishing a $100,000,000 revolving credit facility. In September 1996, the Company entered into an amended and restated loan agreement for $150,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility amended the Company's $100,000,000 credit facility by (i) increasing the borrowing capacity from $100,000,000 to $150,000,000, (ii) extending the expiration date to June 30, 1998 (and for up to two additional 12 month periods at the option of the Company), and (iii) lower-ing the interest rate from 170 basis points above LIBOR to 160 basis points above LIBOR or the lender's prime rate, whichever the Company selects. In connection with the Credit Facility, the Company is required to pay a commitment fee of 20 basis points per annum on the unused commitment. The Credit Facility is collateralized by an assignment of the rents and leases of certain of the Company's Properties. As of December 31, 1996, $58,700,000 was outstanding under the Credit Facility. The Credit Facility will be used primarily to in-vest in freestanding, retail properties, although up to $15,000,000 of the available credit may be used for the issuance of standby letters of credit or working capital.

As a means to reduce its exposure to rising interest rates on the Company's variable rate Credit Facility, the Company entered into three interest rate cap agreements during the three years ended December 31, 1996. As of December 31, 1996, two of the interest rate cap agreements had expired and one remained effective, providing for a fixed LIBOR rate of 6.9% per annum on a notional amount of $30 million. This agreement is effective through December 1999.

In December 1995, the Company entered into a long-term, fixed rate mortgage and security agreement for $13,150,000. The loan provides for a four-year mortgage with interest payable monthly and principal payable at maturity on December 15, 1999, and bears interest at a rate of 6.75% per annum. The mortgage is secured by a first lien on and assignment of rents and leases of certain of the Co-mpany's Properties. As of December 31, 1996, the outstanding principal balance was $13,150,000.

In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000. The loan is a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The loan is secured by a first lien on and an assignment of rents and leases of certain of the Company's Properties. As of December 31, 1996, the outstanding principal balance was $38,352,000.

1996 ANNUAL REPORT - PAGE 7

In June 1996, the Company acquired three Properties each subject to a mortgage totalling $6,864,000 (collectively the "Mortgages"). The Mortgages bear interest at a weighted average rate of 8.6% and have a weighted average maturity of eight years. As of December 31, 1996, the outstanding principal balances for the Mortgages totalled $6,754,000.



Payments of principal on the mortgaged debt and on advances outstanding under the Credit Facility are expected to be met from the proceeds of renewing or refinancing the Credit Facility, proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders or proceeds from the sale of one or more of its Properties.



Debt and Equity Securities.
In July 1995, the Company filed a shelf registration statement with the Securities and Exchange Commission that permits the issuance of debt and equity
securities of up to $200,000,000.   In January 1996, the Company filed a
prospectus supplement to the shelf registration and issued 4,025,000 shares of common stock, including the underwriters' over-allotment of 525,000 shares, and received gross proceeds of $52,325,000. In September 1996, the Company filed a prospectus supplement to the shelf registration and issued 4,850,000 shares of common stock and received gross proceeds of $67,900,000. In addition, in October 1996, the Company issued an additional 225,000 shares of common stock in connection with the underwriters'over-allotment option and received gross proceeds of $3,150,000. In connection with these offerings, the Company incurred stock issuance costs totalling $7,614,000, consisting primarily of underwriters' commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offerings were generally used to pay down the outstanding indebtedness under the Company's Credit Facility.

On February 13, 1997, the Company filed a prospectus supplement to the shelf registratio nwhich offered 2,300,000 shares of common stock at $15.125 per share. The net proceeds of the offering were approximately $32,900,000, after deducting offering expenses and underwriting discounts. Proceeds of the offering will be used to pay down the outstanding indebtedness under the Company's Credit Facility.



Property Acquisitions and Commitments.
During the year ended December 31, 1996, the Company borrowed $144,600,000 under its Credit Facility and assumed mortgages totalling $6,864,000 to acquire 40 Properties and nine buildings (the "Acquisition Properties") which were developed by the tenant on land parcels owned by the Company. The 40 Properties include nine Eckerd drugstores, four OfficeMax office supply stores, four Academy sporting goods stores, three Computer City computer stores, three Sears Homelife furniture stores, three Luria's jewelry and giftware stores, two Barnes & Noble bookstores, two Borders bookstores, two Good Guys consumer electronic stores, two Dick's Clothing and Sporting Goods stores, one HomePlace home furnishing store, one Baby Superstore baby products retailer, one Pier 1 Imports home furnishings store, one Kash N' Karry grocery store, one Waccamaw home decorating store and one Sports Authority sporting goods store. The nine buildings included five Barnes & Nobles bookstores, three Academy sporting goods stores and one Food 4 Less grocery store.

The Company leases the Acquisition Properties to major retail tenants and accounts for the leases under the provisions of the Statement of Financial Accounting Standards No. 13, Accounting for Leases. Pursuant to the re-quirements of this provision, 28 of the leases relating to the 40 Properties have been classified as operating leases and 12 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of eight of these leases are accounted for as operating leases. Also pursuant to the requirements of this provision, four of the leases relating to the nine buildings which were developed by the tenant on land parcels owned by the Company have been classified as operating leases and five leases have been classified as direct financing leases.


[Picture 1]

Photograph of an exterior view of the Barnes & Noble bookstore located in Lakeland, Florida.


[Picture 2]

Photograph of an exterior view of the OfficeMax located in Altamonte Springs, Florida.


[Picture 3]

Photograph of an exterior view of the Eckerd drugstore located on Colleyville, Texas.

[Picture 4]

Photograph of an exterior view of the Best Buy located in Corpus Christi, Texas.



1996 ANNUAL REPORT - PAGE 8

In connection with the acquisition and lease relating to the land parcels of the Kash N' Karry Property, the Pier 1 Imports Property, one of the Academy Properties and one of the Barnes & Noble Properties, the tenants are obligated
to develop a building on the respective land parcels.   The Company has agreed
to acquire the completed buildings for an aggregate amount of up to $8,583,000, at which time rental income will increase for each of the Properties.

As of December 31, 1996, the Company had entered into agreements to purchase 12 additional properties for an estimated aggregate amount of $33,521,000. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineer-ing and environmental inspections and other matters.

In addition to the 12 properties under contract and the four buildings being developed by tenants as of December 31, 1996, the Company is currently negot-iating the acquisition of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

During 1996, the Company sold its properties in Marble Falls and Gonzales, Texas for a total of $790,000 and received net proceeds of $759,000, resulting in a gain of $73,000 for financial statement purposes. The Company reinvested the proceeds to acquire two additional Properties and structured the transactions to qualify as like-kind exchange transactions for federal income tax purposes.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends.
One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 1996, 1995 and 1994, the Company declared and paid dividends to its stockholders of $18,868,000, $13,529,000, and $9,897,000, respectively, or $1.18, $1.16 and
$1.14 per share of common stock, respectively. For the years ended December 31, 1996, 1995 and 1994, 89.8%, 79.3% and 83.3%, respectively, of such dividends were considered to be ordinary income and 10.2%, 20.7% and 16.7%, respectively,
were considered return of capital for federal income tax purposes.   In January
1997, the Company declared dividends to its stockholders of $6,229,000 or $.30 per share of common stock, payable in February 1997.

RESULTS OF OPERATIONS



Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995. During the years ended December 31, 1996 and 1995, the Company owned and leased 197 (including two properties which were sold during 1996) and 157 Properties, respectively, to operators of major retail businesses. The Properties are leased on a long-term basis, generally 15 to 20 years, with renewal options for an additional 10 to 20 years. As of December 31, 1996, the average remaining initial lease term of the Properties was approximately 14 years. During the years ended December 31, 1996 and 1995 the Company earned $32,487,000 and $19,723,000, respectively, in rental income from operating leases and earned income from direct financing leases. The 65 percent increase in rental and earned income during 1996, as compared to 1995, is primarily attributable to income earned on the 40 Properties acquired and the nine buildings upon which construction was completed during 1996. In addition, rental and earned income increased during 1996 as a result of the fact that the 29 Properties acquired and four buildings upon which construction was completed during 1995 were operational for a full fiscal year in 1996. Rental and earned income is expected to increase in 1997 as the Company acquires additional properties and due to the fact that the 40 Properties acquired and nine buildings upon which construction was completed in 1996 will contribute to the Company's income for a full fiscal year.

During 1996, one of the Company's lessees, Barnes & Noble Superstores, Inc., accounted for more than ten percent of the Company's total rental income. As of December 31, 1996, Barnes & Noble Superstores, Inc. was the lessee under leases relating to 11 Properties. It is anticipated that, based on the minimum rental payments required by the lease, Barnes & Noble Superstores, Inc. will continue to account for more than ten percent of the Company's total rental income in 1997. Any failure of this lessee could materially affect the Company's income.

The Company incurred $7,206,000 and $3,834,000 in interest expense for the years ended December 31, 1996 and 1995, respectively. Interest expense increased for the year ended December 31, 1996, as a result of higher average borrowing levels. However, the increase in interest expense in 1996 was partially offset by the Company's long-term, fixed rate financing and a decrease in the average interest rates under the Company's credit facility. As a means to reduce its exposure to variable rate debt, the Company entered into interest rate cap agreements as described above in "Liquidity and Capital Resources."

During the years ended December 31, 1996 and 1995, the Company's operating expenses, including depreciation and amortization, were $6,397,000 and $4,039,000, respectively (19.2% and 19.6%, respectively, of gross operating revenues). The increase in the dollar amount of operating

1996 ANNUAL REPORT - PAGE 9

expenses for each of the years ended December 31, 1996 and 1995, is primarily attributable to the increase in depreciation as a result of the depreciation of the additional Properties acquired during 1996 and 1995 and a full year of depreciation on the Properties acquired during the previous year.The increase is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's long-term fixed rate financing and amendment to the Company's Credit Facility. In addition, advisory fees increased as a result of increased funds from operations for the year ended December 31, 1996.

In December 1996, the Company sold two of its Properties to an unrelated, third party for $790,000, resulting in an aggregate gain of $73,000. No such sales occurred during the year ended December 31, 1995.

Comparison of Year Ended December 31, 1995, to Year Ended December 31, 1994. During the years ended December 31, 1995 and 1994, the Company owned and leased 157 and 128 Properties, respectively, to operators of major retail businesses. The Properties are leased on a long-term basis, generally 15 to 20 years, with renewal options for an additional 10 to 20 years.During the years ended December 31, 1995 and 1994, the Company earned $19,723,000 and $11,240,000, respectively, in rental income from operating leases and earned income from direct financing leases. The increase in rental and earned income during 1995, as compared to 1994, is primarily attributable to the income earned on the 29 Properties acquired and four buildings upon which construction was completed during 1995 and the fact that a full year of income was earned on 44 Properties that the Company acquired during 1994.

The Company incurred $3,834,000 and $498,000 in interest expense for the years ended December 31, 1995 and 1994, respectively. Interest expense increased for the year ended December 31, 1995, as a result of higher average borrowing levels. However, the increase in interest expense in 1995 was partially offset by the Company's long-term, fixed rate financing and a decrease in the average interest rates under the Company's credit facility. As a means to reduce its exposure to variable rate debt, the Company entered into interest rate cap agreements as described above in "Liquidity and Capital Resources."

During the years ended December 31, 1995 and 1994, the Company's operating expenses, including depreciation and amortization, were $4,039,000 and $2,876,000, respectively (19.6% and 23,4%, respectively, of gross operating revenues). The increase in the dollar amount of operating expenses for the year ended December 31, 1995, is primarily attributable to the increase in de-precation as a result of the depreciation of the additional Properties acquired during 1995 and a full year of depreciation on the Properties acquired during the previous year. The increase is also attributable to an increase in amorti-zation expense as a result of the amortization of loan costs relating to the Co-mpany's long-term fixed rate financing and amendment to the Company's Credit Facility. In addition, advisory fees increased as a result of increased funds from operations for the year ended December 31, 1995. However, the increase in operating expenses for 1995 was partially offset by a decrease in legal fees as a result of the legal fees and expenses incurred during the year ended December 31, 1994, in connection with the Company's reorganization in the State of Maryland.



The Company had made an election to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations.As a REIT, for federal income tax purposes, the Company generally will not be subject to federal income tax on income that it distributes to its stockholders.If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during
which qualification is lost.   Such an event could  materially affect the
Company's income. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT for the years ended December 31, 1996, 1995 and 1994, and intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

Inflation has had a minimal effect on income from operations. Management expects that increases in retail sales volumes due to inflation and real sales growth
should result in an increase in rental  income  over  time.    Continued
inflation also may cause capital appreciation of the Company's Properties; however, inflation and changing prices also may have an adverse impact on the operating margins of retail businesses and on potential capital appreciation of the Properties.



Management of the Company currently knows of no trends that will have a material adverse effect on liquidity, capital resources or results of operations.



This information contains forward-looking statements within the meaning of Sect-ion 27A of the Securities Act of 1933 and Section 21E of the Securities Ex-change Act of 1934. Although the Company believes that the expectations re-flected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its Properties and the ability of tenants to make payments under their respective leases.


DIVERSIFICATION OF ASSETS



[PIE CHART 1]

Line of Trade Diversification

                                                   Percentage of
Line of Trade                                        Pie Chart
-------------                                       ------------
Apparel                                                 1.2%
Auto Supply/Service                                     4.6%
Baby Supplies                                            .8%
Books                                                  19.5%
Consumer Electronics                                    9.4%
Drugstores                                             10.6%
Furniture                                               4.7%
Grocers                                                 4.6%
Home Furnishings & Accessories                          6.4%
Home Improvement                                        1.8%
Jewelry                                                 2.8%
Music                                                    .7%
Office Supplies                                         7.4%
Restaurants                                            14.3%
Sporting Goods                                         11.2%



                              TENANT DIVERSIFICATION
                              ----------------------

     Barnes & Noble               The Good Guys         Oshman's
     Eckerd                       Golden Corral         CompUSA
     OfficeMax                    Luria's               Linens 'n Things
     Borders Food & Music         Hardee's              Baby Superstore
     Academy                      Denny's               Sports Authority
     Computer City                Food Lion             Levitz
     Hi-Lo Automotive             Food 4 Less           Blockbuster Music
     Sears Homelife               IHOP                  Office Depot
     Burger  King                 Scotty's              Pier 1 imports
     Dick's Sporting Goods        HomePlace             Kash N' Karry
     Waccamaw                     Marshalls


[MAP 1]



Tenant Diversification by Geographic Location

State                             # of Properties
-----                             ---------------
Alaska                                     1
Alabama                                    6
Arizona                                    2
California                                 5
Colorado                                   1
Delaware                                   1
Florida                                   32
Georgia                                    6
Illinois                                   1
Kansas                                     1
Kentucky                                   1
Louisiana                                 12
Maryland                                   1
Maine                                      1
Michigan                                   2
Minnesota                                  2
Missouri                                   2
Mississippi                                5
North Carolina                             8
New Hampshire                              2
New Jersey                                 7
Nevada                                     1
New York                                   1
Ohio                                       5
Oklahoma                                   4
Oregon                                     1
South Carolina                             7
Tennessee                                  6
Texas                                     64
Virginia                                   6
West Virginia                              1



1996 ANNUAL REPORT - PAGE 10

FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT


The Board of Directors
Commercial Net Lease Realty, Inc.:


We have audited the accompanying consolidated balance sheets of Commercial Net Lease Realty, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain re-asonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Net Lease Realty, Inc. and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



/S/KPMG Peat Marwick LLP


Orlando, Florida
January 20, 1997, except for Note 12
  for which the date is February 13, 1997

1996 ANNUAL REPORT - PAGE 11

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

                                                            December 31,
ASSETS                                                1996             1995
                                                   ---------        ---------
Real estate leased to others:
  Accounted for using the operating
    method, net of accumulated
    depreciation                                    $269,031         $155,957
  Accounted for using the direct
    financing method                                  92,413           56,829
Cash and cash equivalents                              1,410              301
Receivables                                              812              394
Prepaid expenses                                         335              155
Loan costs, net of accumulated
  amortization of $1,055 and
  $405                                                 2,185            1,065
Accrued rental income                                  4,421            2,194
Other assets                                             346            2,362
                                                    --------         --------
                                                    $370,953         $219,257
                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $116,956         $ 82,600
Accrued interest payable                                 390              128
Accounts payable and accrued
  expenses                                               161              351
Real estate taxes payable                                 -                83
Due to related party                                      93               69
Rents paid in advance                                    779              184
                                                    --------         --------
      Total liabilities                              118,379           83,415
                                                    --------         --------
Commitments and contingencies
  (Note 11)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 50,000,000 and
    30,000,000 shares, respect-
    ively; issued and outstanding
    20,763,672 and 11,663,672 shares,
    respectively                                         208              117
  Excess stock, $0.01 par value.
    Authorized 50,000,000 and
    30,000,000 shares, respec-
    tively; none issued and out-
    standing                                              -                -
  Capital in excess of par value                     254,299          138,629
  Accumulated dividends in excess
    of net earnings                                   (1,933)          (2,904)
                                                    --------         --------
      Total stockholders' equity                     252,574          135,842
                                                    --------         --------
                                                    $370,953         $219,257
                                                    ========         ========

See accompanying notes to consolidated financial statements.

1996 ANNUAL REPORT - PAGE 12

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

                                              Year Ended December 31,
                                       1996           1995           1994
                                   -----------    -----------    -----------
Revenues:
  Rental income from
    operating leases               $    24,418    $    14,455    $     8,117
  Earned income from
    direct financing
    leases                               8,069          5,268          3,123
  Contingent rental
    income                                 722            745            828
  Interest and other                       160            112            221
                                   -----------    -----------    -----------
                                        33,369         20,580         12,289
                                   -----------    -----------    -----------
Expenses:
  General operating and
    administrative                       1,183            722            605
  Advisory fees to related
    party                                1,466          1,001            727
  Interest                               7,206          3,834            498
  State taxes                              195            258            213
  Depreciation and
    amortization                         3,553          2,058          1,331
                                   -----------    -----------    -----------
                                        13,603          7,873          3,374
                                   -----------    -----------    -----------
Net earnings before gain
  on sale of land and
  buildings                             19,766         12,707          8,915

Gain on sale of land and
  buildings                                 73             -              -
                                   -----------    -----------     -----------
Net earnings                       $    19,839    $    12,707     $     8,915
                                   ===========    ===========     ===========
Earnings per share of
  common stock                     $      1.18     $      1.09     $      1.04
                                   ===========     ===========     ===========
Weighted average number
  of shares outstanding             16,798,918      11,663,672       8,606,138
                                   ===========     ===========     ===========

See accompanying notes to consolidated financial statements.



[PICTURE 5]             Photograph of an exterior view of the Borders Books &
                        Music located in Ft. Lauderdale, Florida

[PICTURE 6]             Photograph of an exterior view of The Good Guys! located
                        in Stockton, California.



1996 ANNUAL REPORT - PAGE 13

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 1996, 1995 and 1994
(dollars in thousands, except per share data)

                               Number of                    Accumulated
                                 shares         Capital in   dividends
                               of common Common excess of   in excess of
                                 stock   stock  par value   net earnings   TotaL
                              ---------- ------- ----------- ------------ ------

Balance at December 31, 1993   7,663,672 $  77   $ 92,168 $ (1,100)  $ 91,145

Net earnings                         -      -         -      8,915      8,915

Dividends declared and paid
  ($1.14 per share of common
  stock)                             -      -         -     (9,897)    (9,897)

Issuance of common stock       4,000,000    40     49,960      -       50,000

Stock issuance costs                 -      -      (3,499)     -       (3,499)
                              ---------- -----  --------- --------   --------
Balance at December 31, 1994  11,663,672   117    138,629   (2,082)   136,664

Net earnings                          -     -         -     12,707     12,707

Dividends declared and paid
  ($1.16 per share of common
  stock)                              -     -         -    (13,529)   (13,529)
                              ---------- -----   --------  -------   --------
Balance at December 31, 1995  11,663,672   117    138,629   (2,904)   135,842

Net earnings                          -     -         -     19,839     19,839

Dividends declared and paid
  ($1.18 per share of common
  stock)                              -     -         -    (18,868)   (18,868)

Issuance of common stock       9,100,000    91    123,284       -     123,375

Stock issuance costs                  -     -      (7,614)      -      (7,614)
                              ---------- -----   -------- --------   --------
Balance at December 31, 1996  20,763,672 $ 208   $254,299 $ (1,933)  $252,574
                              ========== =====   ======== ========   ========


See accompanying notes to consolidated financial statements.



[PICTURE 7]             Photograph of an exterior view of the Pier 1 Imports
                        located in Dallas, Texas

[PICTURE 8]             Photograph of an exterior view of the Academy located in
                        Houston, Texas.


1996 ANNUAL REPORT - PAGE 14

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                               Year Ended December 31,
                                          1996          1995          1994
                                        --------      --------      --------
Cash flows from operating
  activities:
    Net earnings                        $ 19,839      $ 12,707      $  8,915
    Adjustments to reconcile net
      earnings to net cash
      provided by operating
      activities:
        Depreciation                       2,804         1,736         1,077
        Amortization                         748           322           254
        Gain on sale of land and
          buildings                          (73)           -            -
        Decrease in net investment
          in direct financing
          leases                             751           462           268
        Increase in accrued rental
          income                          (2,227)       (1,233)         (783)
        Increase in receivables             (279)          (50)          (11)
        Decrease (increase) in
          prepaid expenses                  (180)          207          (314)
        Decrease (increase) in
          other assets                        10            (7)          (10)
        Increase in accrued
          interest payable                   262            93            36
        Increase (decrease) in
          accounts payable and
          accrued expenses                   (12)           12            75
        Increase (decrease) in
          real estate taxes
          payable                            (83)           49           (27)
        Increase (decrease) in due
          to related party                    60           (46)          (62)
        Increase (decrease) in
          rents paid in advance              596          (112)           87
                                        --------      --------      --------
            Net cash provided by
              operating activities        22,216        14,140         9,505
                                        --------      --------      --------
Cash flows from investing
  activities:
    Proceeds from sale of land and
      buildings                              759            -            -
    Additions to land and
      buildings on operating
      leases                            (108,597)      (51,402)      (53,175)
    Investment in direct financing
      leases                             (36,335)      (14,710)      (25,570)
    Increase in other assets                (185)       (1,451)         (332)
    Other                                    111            45            (4)
                                        --------      --------      --------
            Net cash used in
              investing activities      (144,247)      (67,518)      (79,081)
                                        --------      --------      --------

Cash flows from financing
  activities:
    Proceeds from notes payable          168,150        81,950        46,905
    Repayment of notes payable          (140,658)      (14,150)      (32,105)
    Payment of loan costs                 (1,389)         (899)         (606)
    Proceeds from issuance of
      common stock                       123,375            -         50,000
    Payment of stock issuance
      costs                               (7,467)           (4)       (3,498)
    Payment of dividends                 (18,868)      (13,529)       (9,897)
    Other                                     (3)         (759)          -
                                        --------      --------      --------
            Net cash provided by
              financing activities       123,140        52,609        50,799
                                        --------      --------      --------
Net increase (decrease) in cash
  and cash equivalents                     1,109          (769)      (18,777)

Cash and cash equivalents at
  beginning of year                          301         1,070        19,847
                                        --------      --------      --------
Cash and cash equivalents at
  end of year                           $  1,410      $    301      $  1,070
                                        ========      ========      ========
Supplemental disclosure of cash
  flow information:
    Interest paid                       $  6,857      $  3,545      $    489
                                        ========      ========      ========
Supplemental disclosure of
  non-cash investing and financing
  activities:
    Mortgages assumed in
      acquisition of three
      properties                        $  6,864      $     -       $     -
                                        ========      ========      ========

See accompanying notes to consolidated financial statements.

1996 ANNUAL REPORT - PAGE 15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 1996, 1995 and 1994


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION AND NATURE OF BUSINESS - Commercial Net Lease Realty, Inc., a Maryland corporation, is a real estate investment trust formed in 1984. Commercial Net Lease Realty, Inc. owns and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases.

PRINCIPLES OF CONSOLIDATION - In November 1995, Commercial Net Lease Realty,Inc. acquired 100% of the common stock of two newly-formed entities, Net Lease Realty I, Inc. and Net Lease Realty II, Inc., to facilitate the acquisition of certain properties. Each of the subsidiaries is a qualified real estate investment trust subsidiary as defined in the Internal Revenue Code Section 856(i)(2). The consolidated financial statements include the accounts of Commercial Net Lease Realty, Inc. and these wholly-owned subsidiaries (hereinafter referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

REAL ESTATE AND LEASE ACCOUNTING-The Company records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

      Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the time of acquisition generally represents the cost of the property) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the leases.

      Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives (generally 35 to 40 years). When scheduled rentals vary during the lease term, income is recognized on a straight- line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

When properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains and losses from the sales are reflected in income.

Management reviews its properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

LOAN COSTS - Loan costs have been capitalized and are being amortized over the terms of the loan commitments using the straight-line method which approximates the effective interest method. The premium paid for the interest rate cap agreement of $257,000 has been recorded as a prepaid expense and is being amortized as interest expense over the term of the agreement using the straight-line method which approximates the effective interest method.

NOTES PAYABLE - Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the year end fair value of significant financial instruments, including long-term debt. The Company believes, based upon current terms, that the carrying value of its notes payable and interest rate cap agreement at December 31, 1996, approximate fair value.

INCOME TAXES - The Company has made an election to be taxed as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders providing it distributes at least 95 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a real estate investment trust. For each of the years in the three-year period ended December 31, 1996,theCompany believes it has qualified as a real estate investment trust; accordingly, no provisions have been made for federal income taxes in the accompanying consolidated financial statements. Not withstanding the Company's qualification for taxation as a real estate investment trust, the Company is subject to certain state taxes on its income and property.

EARNINGS PER SHARE - Earnings per share are calculated based upon the weighted average number of shares outstanding during each year. Stock options outstand-ing are not included since their inclusion would not result in a material dilution of earnings per share.

USE OF ESTIMATES - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted account-ing principles. Actual results could differ from those estimates.

1996 ANNUAL REPORT - PAGE 16

NEW ACCOUNTING STANDARDS - Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impair-ment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The statement provides that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Company's financial position or results of operations. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The statement provides that companies must either charge the value of stock options granted to earnings or provide pro forma equivalent information in a footnote disclosure. The Company adopted this standard by providing pro forma equivalent information in Note 8.

2. LEASES:

The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. As of December 31, 1996, 121 of the leases have been classified as operating leases and 74 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 47 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 1997 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3. LAND AND BUILDINGS ON OPERATING LEASES:

Land and buildings on operating leases consisted of the following at December 31 (dollars in thousands):

                                                 1996             1995
                                               --------         --------
            Land                               $138,520         $ 83,356
            Buildings and
              improvements                      138,589           78,098
                                               --------         --------
                                                277,109          161,454
            Less accumulated
            depreciation                         (8,078)          (5,497)
                                               --------         --------
                                               $269,031         $155,957
                                               ========         ========

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Company recognized $2,285,000, $1,233,000 and $783,000, respectively, of such income.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 1996 (dollars in thousands):

            1997                                                $ 27,611
            1998                                                  27,667
            1999                                                  27,906
            2000                                                  28,296
            2001                                                  28,936
            Thereafter                                           326,411
                                                                --------
                                                                $466,827
                                                                ========
Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4. NET INVESTMENT IN DIRECT FINANCING LEASES:

The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

                                                1996             1995
                                              ---------        ---------
      Minimum lease payments to
        be received                            $207,838         $126,314
      Estimated residual values                  28,309           17,354
      Less unearned income                     (143,734)         (86,839)
                                              ---------        ---------
      Net investment in direct
        financing leases                       $ 92,413         $ 56,829
                                              =========        =========

1996 ANNUAL REPORT - PAGE 17

The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996 (dollars in thousands):

            1997                                                $ 11,250
            1998                                                  11,254
            1999                                                  11,301
            2000                                                  11,419
            2001                                                  11,451
            Thereafter                                           151,163
                                                                --------
                                                                $207,838
                                                                ========

The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (See Note 3).

5. OTHER ASSETS:

Other assets consisted of the following at December 31 (dollars in thousands):

                                                    1996          1995
                                                  --------      --------
            Deposits and miscellaneous
              acquisition costs                     $  237        $1,574
            Deposits for loan
              commitments                               -            526
            Deferred offering costs                     61           223
            Other                                       48            39
                                                    ------        ------
                                                    $  346        $2,362
                                                    ======        ======

6. NOTES PAYABLE:

In July 1994, the Company entered into a loan agreement for a three-year $100,000,000 revolving credit facility. In September 1996, the Company entered into an amended and restated loan agreement for a $150,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility amended the Company's $100,000,000 credit facility by (i) increasing the borrowing capacity from $100,000,000 to $150,000,000, (ii) extending the expiration date to June 30, 1998, and (iii) lowering the interest rate from 170 basis points above LIBOR to 160 basis points above LIBOR or the lender's prime rate, whichever the Company selects. In connection with the Credit Facility, the Company is required to pay a commitment fee of 20 basis points per annum on the unused commitment. The Credit Facility is collateralized by an assignment of rents and leases of certain of the Company's properties. The principal balance is due in full upon termination of the Credit Facility on June 30, 1998, which can be extended for two additional 12 month periods at the option of the Company, and interest is payable quarterly. As of December 31, 1996 and 1995, the outstanding principal balance was $58,700,000 and $69,450,000, respectively, plus accrued interest
of $192,000 and $84,000, respectively.   The terms of the Credit Facility
include financial covenants which provide for the maintenance of certain financial ratios. The Company was in compliance with such covenants as of December 31, 1996.

During the three years ended December 31, 1996, the Company entered into three interest rate cap agreements as a means to reduce its exposure to rising interest rates on the Company's variable rate Credit Facility. As of December 31, 1996,two of the interest rate cap agreements had expired and one remained effective, providing for a fixed LIBOR rate of 6.9% per annum on a notional amount of $30 million. This agreement is effective through December 1999.

On December 14, 1995, the Company entered into a long-term, fixed rate mortgage and security agreement for $13,150,000. The loan provides for a four-year mortgage with interest payable monthly and principal payable at maturity on December 15, 1999, and bears interest at a rate of 6.75% per annum. The loan is secured by a first lien on and assignment of rents and leases of certain of the Company's properties. As of December 31, 1996, the aggregate carrying value of these properties totalled $17,067,000. The outstanding principal balance as of December 31, 1996 and 1995, was $13,150,000, plus accrued interest of $37,000 and $44,000 respectively.

In January 1996, the Company entered into a long-term, fixed rate mortgage and security agreement for $39,450,000. The loan provides for a ten-year loan with principal and interest payable monthly, based on a 17-year amortization, with the balance due in February 2006 and bears interest at a rate of 7.435% per annum. The loan is secured by a first lien on and assignments of rents and leases of certain of the Company's properties. As of December 31, 1996, the aggregate carrying value of these properties totalled $74,706,000. The out-standing principal balance as of December 31, 1996, was $38,352,000, plus accrued interest of $119,000.

In June 1996, the Company acquired three properties each subject to a mortgage totalling $6,864,000 (collectively, the "Mortgages"). The Mortgages bear interest at a weighted average rate of 8.6% and have a weighted average maturity of eight years, with principal and interest payable monthly. As of December 31, 1996, the outstanding balances for the Mortgages totalled $6,754,000, plus accrued interest of $42,000. As of December 31, 1996, the aggregate carrying value of these three properties totalled $4,950.000.

1996 ANNUAL REPORT - PAGE 18

The following is a schedule of the annual maturities of the Companies out-standing term indebtedness for each of the next five years (dollars is thousands):

            1997                                   $ 1,520
            1998                                     1,673
            1999                                    14,984
            2000                                     2,005
            2001                                     2,170
                                                   -------
                                                   $22,352
                                                   =======

7. DIVIDENDS:

The following presents the characterization for tax purposes of dividends paid to stockholders for the years ended December 31:

                                                 1996     1995      1994
                                                -----    ------    ------
      Ordinary income                           $1.06     $ .92     $ .95
      Capital gain                                 -         -         -
      Return of capital                           .12       .24       .19
                                                -----     -----     -----
                                                $1.18     $1.16     $1.14
                                                =====     =====     =====

On January 15, 1997, the Company declared dividends of $6,229,000 or 30 cents per share of common stock, payable on February 14, 1997, to stockholders of record on January 31, 1997.

8. STOCK OPTION PLAN:

The Company's stock option plan (the "Plan") provides compensation and incentive to persons ("Key Employees of the Advisor") whose services are considered essential to the Company's continued growth and success. As of December 31, 1995, the Plan had 600,000 shares of common stock reserved for issuance. Pursuant to the Plan, the shares of common stock reserved for issuance auto-matically increased to 1,200,000 shares in connection with the equity offering during January 1996. The Plan provides for an additional automatic increase in the number of shares issuable under the Plan to 2,000,000 shares at such time as the Company has 25,000,000 shares of common stock issued and outstanding. The following summarizes transactions in the Plan for the years ended December 31:

                          1996                1995                    1994
                  --------------------   --------------------    -------------
                              Weighted          Weighted          Weighted
                      Number  Average   Number  Average   Number  Average
                        of    Exercise    of    Exercise    of    Exercise
                      Shares   Price    Shares   Price    Shares   Price
                     -------- --------- -------- -------- -------- --------
           Outstanding,
             January 1578,100  $13.36    568,100   $13.38    87,400  $12.35
           Granted    390,000   13.01     10,000    12.50   480,700   13.56
           Exercised       -       -          -       -         -
           Surrendered(11,500)  13.54         -       -         -        -
                     --------            --------            ---------
           Outstanding,
             December
             31       956,600   13.21    578,100    13.36    568,100   13.38
                     ========            ========            ========
           Exercisable,
             December
             31       403,533   13.29     232,000    13.11      44,135  13.20
                     ========            ========              ========
           Available for
             grant,
             December
             31       231,900              21,900                31,900
                     ========             ========               ========

The weighted-average remaining contractual life of the 956,600 options outstand-ing at December 31, 1996 was 8.1 years, with exercise prices ranging from $11.25 to $14.125. One third of the grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options maximum term is ten years.

1996 ANNUAL REPORT - PAGE 19

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the Plan. Accordingly, no compensation expense has been recorded with respect to the options in the accompanying consolidated financial statements. Had comp-ensation cost for the Plan been determined based upon the fair value at the grant dates for options under the Plan consistent with the method of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31 (dollars in thousands, except per share data):


                                            1996           1995             1994
                                      -----------      -----------       -----------
            Net earnings as reported $    19,839       $    12,707        $    8,915

                                     ===========       ===========        ===========
            Pro forma net earnings   $    19,681      $    12,596         $     8,865
                                     ===========       ===========        ===========
            Earnings per share as
               reported              $      1.18      $      1.09         $      1.04
                                     ===========       ===========        ===========
            Pro forma earnings
              per share              $      1.17      $      1.08         $      1.03
                                      ===========       ===========        ===========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996, 1995 and 1994: (i) risk free rates of 6.17 and 6.95 percent for 1996 grants, 7.2% for 1995 grants and 6.0, 7.22 and 8.13 percent for 1994 grants, (ii) expected volatility of 12.9% for all years, (iii) dividend yields of 8.6, 8.8 and 8.6 percent, respectively, and (iv) expected lives of ten years for grants in 1996, 1995 and 1994.

9. RELATED PARTY TRANSACTIONS:

Certain directors and officers of the Company hold similar positions with CNL Realty Advisors, Inc. (the "Advisor"), the Company's advisor.

During the year ended December 31, 1994, the Company acquired one property for a purchase price of $548,000 from an affiliate that had purchased and temporarily held title to the land portion of this property pending the tenant's completion of construction of the building located on the property. In addition, during the year ended December 31, 1996, the Company acquired one property for a purchase price of $3,400,000 from a partnership in which an affiliate of the Advisor is a partner. The purchase price paid by the Company for this property represented the costs incurred by the affiliate to acquire the property, including closing costs. In connection with the acquisition of these two properties, plus 37 other properties in 1994 and 22 properties and four buildings which were developed by the tenant on land parcels owned by the Company in 1995 and 26 other properties and nine buildings which were developed by the tenant on land parcels owned by the Company in 1996 from unrelated, third parties, the Company paid the Advisor $1,436,000, $937,000 and $2,278,000, respectively, in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

In addition, during the years ended December 31, 1996, 1995, and 1994, the Co-mpanyacquired 13 properties for purchase prices totalling $34,313,000, seven properties for purchase prices totalling $17,969,000, and six properties for purchase prices totalling $6,713,000 respectively, from affiliates of the Ad-visor who had developed the properties. The purchase prices paid by the Company for these properties equalled the affiliates' costs including development costs. The affiliates' costs consisted of the land purchase prices, construction costs, various soft costs including legal costs, survey fees and architect fees, and developers fees aggregating $1,453,000 in 1996, $1,106,000 in 1995, and $574,000
in 1994 paid to an affiliate of the Advisor. No acquisition fees or expense reimbursement fees were paid to the Advisor in connection with the acquisition of these 26 properties.

During 1996, the Company sold its properties in Marble Falls and Gonzales, Texas for a total of $790,000 and received net proceeds of $759,000, resulting in a gain of $73,000. In connection with the sale of these properties, the Company paid the Advisor $16,000 in disposition fees.

The Company and the Advisor have entered into an advisory agreement (the "Ad-visory Agreement"), which provides for the Advisor to perform services in connection with the day to day operations of the Company. In connection ther-ewith, the Advisor receives an annual fee, payable monthly, equal to (i) seven percent of funds from operations, as defined in the Advisory Agreement, up to $10,000,000, (ii) six percent of funds from operations in excess of $10,000,000 but less than $20,000,000 and (iii) five percent of funds from operations in excess of $20,000,000. For purposes of the Advisory Agreement, funds from operations generally includes the Company's net earnings excluding the advisory fee, depreciation and amortization expenses, extraordinary gains and losses and non-cash lease accounting adjustments. Under the Advisory Agreement, the Company incurred $1,466,000, $1,001,000, and $727,000 in advisory fees for the years ended December 31, 1996, 1995, and 1994, respectively.

1996 ANNUAL REPORT - PAGE 20

The amount due to related party consisted of the following at December 31 (dollars in thousands):

                                                        1996       1995
                                                        -----      -----
            Due to the Advisor:
                Advisory fee                              $76        $20
                Acquisition and expense
                  reimbursement fees                       -          27
                Real estate disposition fee                 7         -
                Expenditures incurred on
                  behalf of the Company                    10         22
                                                          ---        ---
                                                          $93        $69
                                                          ===        ===
10. MAJOR TENANTS:

The following schedule presents rental and earned income, including contingent rent, from operators or affiliated groups of operators representing more than ten percent of the Company's total rental and earned income for the years ended December 31 (dollars in thousands):

                                      1996          1995          1994
                                     ------        ------        ------
            Barnes & Noble
              Superstores,
              Inc.                   $5,204        $2,371         (a)
            Denny's, Inc.
              and Flagstar
              Enterprises,
              Inc.                    (a)           2,075         2,082
            Golden Corral
              Corporation             (a)           (a)           1,833
            Burger King
              Corporation             (a)           (a)           1,463

            (a) Rental and earned income from the operator or affiliated group of operators did not represent more than ten percent of the Company's total rental and earned income for the respective year.

11. COMMITMENTS AND CONTINGENCIES:

As of December 31, 1996, the Company had entered into agreements to purchase 12 additional properties for an estimated aggregate amount of $33,521,000. In connection with the acquisition of 11 of these properties, the Company was contingently liable for $2,641,000 related to bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties. In addition, the Company was contingently liable for $1,805,000 relating to its obligation under a purchase agreement to acquire one property.

As of December 31, 1996, the Company owned and leased four land parcels to tenants which were obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an aggregate amount of up to $8,583,000, at which time rental income will increase for each of the properties.

12. SUBSEQUENT EVENT:

On February 13, 1997, the Company filed a prospectus supplement with the Securities and Exchange Commission dated February 12, 1997, which offered 2,300,000 shares of common stock at $15.125 from the shelf registration. Pro-ceeds from the offering will be used to pay down the outstanding indebtedness under the Company's Credit Facility.

1996 ANNUAL REPORT - PAGE 21

                       CONSOLIDATED QUARTERLY FINANCIAL DATA
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


1996 Quarter                 First     Second      Third     Fourth      Year
------------                -------    -------    -------    -------    -------
  Rent and other revenue     $6,924     $7,631     $9,221     $9,666    $33,442
  Depreciation and
    amortization expense        748        806        944      1,055      3,553
  Interest expense            1,460      1,602      2,473      1,671      7,206
  Other expense                 727        689        690        738      2,844
  Net earnings                3,989      4,534      5,114      6,202     19,839
  Net earnings per share       0.28       0.29       0.31       0.30       1.18

1995 Quarter
------------

  Rent and other revenue     $4,415     $4,746     $5,534     $5,885    $20,580
  Depreciation and
    amortization expense        436        490        537        595      2,058
  Interest expense              415        675      1,245      1,499      3,834
  Other expenses                505        447        527        502      1,981
  Net earnings                3,059      3,134      3,225      3,289     12,707
  Net earnings per share       0.26       0.27       0.28       0.28       1.09



                           SHARE PRICE AND DIVIDEND DATA

The common stock of the Company currently is traded on the New York Stock Ex-change ("NYSE") under the symbol "NNN." For each calendar quarter indicated, the following table reflects the respective high, low and closing sales prices for the common stock as quoted by the "NYSE" and the dividends paid per share in each such period.

1996 Quarter                 First     Second      Third     Fourth      Year
------------                -------    -------    -------    -------    -------
  High                      $13.375    $14.000    $14.250    $16.375    $16.375
  Low                        12.750     12.750     13.375     13.375     12.750
  Close                      13.250     13.875     13.625     15.875     15.875

  Dividends paid per share     0.29       0.29       0.30       0.30       1.18

1995 Quarter
------------
  High                      $12.500    $13.750    $13.625    $13.375    $13.750
  Low                        11.750     11.875     12.125     12.500     11.750
  Close                      12.125     13.125     13.250     12.750     12.750

  Dividends paid per share     0.29       0.29       0.29       0.29       1.16


The portion of dividends paid in 1996 and 1995, which was treated as a non-taxable return of capital, was 9.8% and 20.8%, respectively.

On February 14, 1997, there were approximately 1,500 shareholders of record of common stock.

                                     APPENDIX


PICTURE 1                        1996 ANNUAL REPORT - PAGE 7

PICTURE 2                        1996 ANNUAL REPORT - PAGE 7

PICTURE 3                        1996 ANNUAL REPORT - PAGE 7

PICTURE 4                        1996 ANNUAL REPORT - PAGE 7

PIE CHART 1                      1996 ANNUAL REPORT - PAGE 9

MAP 1                            1996 ANNUAL REPORT - PAGE 9

PICTURE 5                        1996 ANNUAL REPORT - PAGE 12

PICTURE 6                        1996 ANNUAL REPORT - PAGE 12

PICTURE 7                        1996 ANNUAL REPORT - PAGE 13

PICTURE 8                        1996 ANNUAL REPORT - PAGE 13






                                  EXHIBIT 23

             CONSENT OF INDEPENDENT ACCOUNTANTS DATED MARCH 19, 1997








The Board of Directors
Commercial Net Lease Realty, Inc.:


We consent to the use of our reports dated January 20, 1997, except for Note 12 for which the date is February 13, 1997, incorporated herein by reference.


/s/ KPMG Peat Marwick LLP


Orlando, Florida
March 19, 1997