Form 10-Q
period 1997-09-30
COMMERCIAL NET LEASE REALTY INC
filed 1997-11-14
CIK 751364

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1997

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

27,050,619 shares of Common Stock, $.01 par value, outstanding as of November 13, 1997.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES




                                    CONTENTS



Part I                                                                  Page

  Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements of
                       Earnings                                         2

             Condensed Consolidated Statements of
                       Stockholders' Equity                             3

                 Condensed Consolidated Statements of
                       Cash Flows                                       4

                     Notes to Condensed Consolidated
                       Financial Statements                             5-10

  Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                          11-15

Part II

  Other Information                                                     16-18

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                           September 30,            December 31,
             ASSETS                             1997                    1996
                                           -------------            --------

Real estate leased to others:
  Accounted for using the operating
    method, net of accumulated
    depreciation                             $366,079                $269,031
  Accounted for using the direct
    financing method                          114,804                  92,413
Investment in partnership                       3,854                      -
Cash and cash equivalents                       5,322                   1,410
Receivables                                       545                     812
Due from related parties                          237                      -
Prepaid expenses                                  409                     335
Loan costs, net of accumulated
  amortization of $1,697 and
  $1,055                                        1,959                   2,185
Accrued rental income                           6,303                   4,421
Other assets                                    1,395                     346
                                             --------                --------

                                             $500,907                $370,953
                                             ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                $152,127                $116,956
Accrued interest payable                          629                     390
Accounts payable and accrued
  expenses                                        437                     161
Real estate taxes payable                          41                      -
Due to related parties                             50                      93
Rents paid in advance                             668                     779
                                             --------                --------
      Total liabilities                       153,952                 118,379
                                             --------                --------

Commitments and contingencies
  (Notes 7 and 8)

Stockholders' equity:
  Common stock, $.01 par value.
    Authorized 50,000,000 shares;
    issued and outstanding
    27,050,119 and 20,763,672
    shares, respectively                          271                     208
  Excess stock, $0.01 par value.
    Authorized 50,000,000 shares;
    none issued and outstanding                    -                       -
  Capital in excess of par value              347,307                 254,299
  Accumulated dividends in excess
    of net earnings                              (623)                 (1,933)
                                             --------                --------
      Total stockholders' equity              346,955                 252,574
                                             --------                --------

                                             $500,907                $370,953
                                             ========                ========



                See accompanying notes to condensed consolidated
                              financial statements.




                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                  Quarter Ended                            Nine Months Ended
                                                   September 30,                            September 30,
                                            1997                1996                 1997                 1996
                                         ----------          ----------           ----------            -------

Revenues:
  Rental income from
    operating leases                     $    9,934          $    6,685           $   27,059           $   17,334
  Earned income from
    direct financing
    leases                                    3,111               2,257                8,623                5,735
Contingent rental
    income                                      191                 184                  560                  541
Interest and other                               54                  50                  131                  121
                                         ----------          ----------           ----------           ----------
                                             13,290               9,176               36,373               23,731
                                         ----------          ----------           ----------           ----------
Expenses:
  General operating
    and administrative                          290                 258                  954                  930
  Advisory fees to
    related party                               523                 376                1,507                1,027
  Interest                                    3,509               2,473                8,603                5,535
  State taxes                                   109                  56                  275                  148
  Depreciation and
    amortization                              1,374                 944                3,867                2,498
                                         ----------          ----------           ----------           ----------
                                              5,805               4,107               15,206               10,138
                                         ----------          ----------           ----------           ----------
Net earnings before
  equity in earnings
  of unconsolidated
  partnership and
  gain on sale of
  land and buildings                          7,485               5,069               21,167               13,593

Gain on sale of land
  and buildings                                 126                  45                  397                   45

Equity in earnings of
  unconsolidated
  partnership                                    11                  -                    11                   -
                                         ----------          ----------           ----------           ---------

Net earnings                             $    7,622          $    5,114           $   21,575           $   13,638
                                         ==========          ==========           ==========           ==========
Earnings per share
  of common stock                       $     0.32         $     0.31           $     0.94           $     0.88
                                        ==========         ==========           ==========           ==========

Weighted average
  number of shares
  outstanding                            23,826,352          16,426,715           23,033,721           15,479,183
                                         ==========          ==========           ==========           ==========




                See accompanying notes to condensed consolidated
                              financial statements.



                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                     EQUITY Nine Months Ended September 30,
                                      1997
                        and Year Ended December 31, 1996
                  (dollars in thousands, except per share data)


                                                                                   Accumulated
                                                                                    dividends
                                                                 Capital in         in excess
                                   Number         Common         excess of           of net
                                 of shares        stock           par value          earnings             Total
                                 ---------       -------         ----------       -------------           ------
Balance at
  December 31, 1995              11,663,672      $117             $138,629           $(2,904)            $135,842

Net earnings                             -         -                    -             19,839               19,839

Dividends declared
  and paid ($1.18
  per share of
  common stock)                          -         -                    -            (18,868)             (18,868)

Issuance of common
  stock                           9,100,000        91              123,284                -               123,375

Stock issuance costs                     -         -                (7,614)               -                (7,614)
                                 ----------      ----             --------           -------             --------

Balance at
  December 31, 1996              20,763,672       208              254,299            (1,933)             252,574

Net earnings                             -         -                    -             21,575               21,575

Dividends declared
  and paid ($0.90
  per share of
  common stock)                          -         -                    -            (20,265)             (20,265)

Issuance of common
  stock                           6,286,447        63               96,153                -                96,216

Stock issuance costs                     -         -                (3,145)               -                (3,145)
                                 ----------      ----             --------           -------             --------

Balance at
  September 30, 1997             27,050,119      $271             $347,307           $  (623)            $346,955
                                 ==========      ====             ========           =======             ========






                See accompanying notes to condensed consolidated
                              financial statements.


                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Nine Months Ended
                                                              September 30,
                                                       1997                   1996
                                                     --------               ------
Cash flows from operating activities:
  Net earnings                                       $ 21,575               $ 13,638
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation                                      3,243                  1,998
      Amortization                                        624                    501
      Gain on sale of land and buildings                 (397)                   (46)
      Equity in earnings of unconsolidated
        partnership                                       (11)                    -
      Decrease in net investment in direct
        financing leases                                  847                    527
      Increase in accrued rental income                (1,969)                (1,554)
      Decrease (increase) in receivables                  128                   (103)
      Increase in prepaid expenses                        (74)                    (4)
      Decrease (increase)in other assets                 (108)                    10
      Increase in accrued interest payable                239                    295
      Increase in accounts payable and
        accrued expenses                                   22                      1
      Increase in real estate taxes payable                41                     22
      Increase (decrease) in due to related
        parties                                           (37)                    65
      Increase (decrease) in rents paid in
        advance                                          (111)                   346
                                                     --------               --------
          Net cash provided by operating
            activities                                 24,012                 15,696
                                                     --------               --------

Cash flows from investing activities:
  Additions to land and buildings on
    operating leases                                 (118,665)               (87,921)
  Investment in direct financing leases               (25,177)               (26,644)
  Proceeds from sale of land and buildings             18,093                    423
  Investment in partnership                              (855)                    -
  Increase in other assets                               (707)                  (126)
  Other                                                  (346)                   116
                                                     --------               --------
          Net cash used in investing
            activities                               (127,657)              (114,152)
                                                     --------               --------

Cash flows from financing activities:
  Proceeds from loan                                  126,800                139,450
  Repayment of loans                                  (91,629)              (129,696)
  Payment of loan costs                                  (511)                (1,371)
  Proceeds from issuance of common stock               96,216                120,225
  Payment of stock issuance costs                      (3,062)                (7,025)
  Payment of dividends                                (20,265)               (12,639)
  Other                                                     8                     (5)
                                                     --------               --------
          Net cash provided by financing
            activities                                107,557                108,939
                                                     --------               --------

Net increase in cash and cash equivalents               3,912                 10,483

Cash and cash equivalents at beginning
  of period                                             1,410                    301
                                                     --------               --------

Cash and cash equivalents at end of period           $  5,322               $ 10,784
                                                     ========               ========

Supplemental Schedule of Non-Cash
  Investing Activities:
      Contribution of land and building to
        unconsolidated partnership                   $  2,930               $     -
                                                     ========               =======





                See accompanying notes to condensed consolidated
                              financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Leases:

         The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases. As of September 30, 1997, 139 of the leases have been classified as operating leases and 86 leases have been classified as direct

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS - CONTINUED Nine Months Ended
                           September 30, 1997 and 1996


2.       Leases - Continued:

         financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 56 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.       Real Estate Leased to Others:

         Accounted for Using the Operating Method - Land and buildings on operating leases consisted of the following at (dollars in thousands):

                                           September 30,            December 31,
                                               1997                     1996
                                            -----------             -----------

                  Land                      $183,568                  $138,520
                  Buildings and
                    improvements             193,574                   138,589
                                            --------                  --------
                                             377,142                   277,109
                  Accumulated depreci-
                    ation                    (11,063)                   (8,078)
                                            --------                  --------

                                            $366,079                  $269,031
                                            ========                  ========

         Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1997 and 1996, the Company recognized $2,012,000 and $1,554,000 respectively, of such income, $727,000 and $621,000 of which was recognized for the quarters ended September 30, 1997 and 1996, respectively.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS - CONTINUED Nine Months Ended
                           September 30, 1997 and 1996


3.       Real Estate Leased to Others - Continued:

         The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at September 30, 1997 (dollars in thousands):

                  1997                                        $  9,413
                  1998                                          37,796
                  1999                                          38,010
                  2000                                          38,435
                  2001                                          39,106
                  Thereafter                                   461,873
                                                              --------
                                                              $624,633

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

         Accounted for Using the Direct Financing Method - The following lists the components of real estate leased to others using the direct financing method at (dollars in thousands):

                                           September 30,     December 31,
                                               1997              1996
                                           -------------     ------------
                  Minimum lease
            payments to be
            received                        $251,988             $207,838
                  Estimated residual
                    values                    34,915               28,309
                  Less unearned income      (172,099)            (143,734)
                                            --------             --------
                  Real estate leased
            to others using
            the direct
            financing method                $114,804             $ 92,413
                                            ========             ========

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS - CONTINUED Nine Months Ended
                           September 30, 1997 and 1996


3.       Real Estate Leased to Others - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1997 (dollars in thousands):

                  1997                                          $  3,475
                  1998                                            13,904
                  1999                                            13,953
                  2000                                            14,071
                  2001                                            14,109
                  Thereafter                                     192,476
                                                                 -------
                                                                $251,988

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate Leased to Others - Accounted for Using the Operating Method).

4.       Investment in Partnership:

         In September 1997, the Company contributed cash, land and building to Net Lease Institutional Realty, L.P. (the "Partnership") for a 20 percent interest in the Partnership. The Company accounts for its 20 percent interest in the Partnership under the equity method of accounting.

5.       Notes Payable:

         In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1999. The Credit Facility amended the Company's $150,000,000 credit facility by increasing the borrowing capacity from $150,000,000 to $200,000,000 and lowering the interest rate from 160 basis points above LIBOR to 150 basis points above LIBOR or the lender's prime rate, whichever the Company selects. As of September 30, 1997 and December 31, 1996, the outstanding principal balance was $95,000,000 and $58,700,000, respectively, plus accrued interest of $435,000 and $192,000, respectively.

6.       Related Party Transactions:

         During the nine months ended September 30, 1997, the Company acquired 26 properties and three buildings which were developed by the tenant on land parcels owned by the Company

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS - CONTINUED Nine Months Ended
                           September 30, 1997 and 1996


6.       Related Party Transactions - Continued:

         from   unrelated,   third   parties  for  purchase   prices   totalling
         $121,745,000. In connection with the acquisition of 25 of these properties and the three buildings, the Company paid CNL Realty Advisors, Inc. $2,409,000 in acquisition fees and expense reimbursement fees (representing 1.5% and 0.5%, respectively, of the cost of the properties).

         During the nine months ended September 30, 1997, the Company acquired ten properties for purchase prices totalling $18,352,000 from affiliates of CNL Realty Advisors, Inc. who had developed the properties. The purchase prices paid by the Company for these ten properties equalled the affiliates' cost including development costs. The affiliates' cost consisted of the land purchase price, construction costs, various soft costs including legal costs, survey fees and architect fees and developer fees aggregating $962,500 paid to affiliates of CNL Realty Advisors, Inc.

         In January 1997, the Company sold its property in Foley, Alabama, for $570,000 and received net proceeds of $551,000, resulting in a gain of $271,000 for financial reporting purposes. In connection with the sale of this property, the Company paid CNL Realty Advisors, Inc. $11,400 in disposition fees.

         In addition, the Company sold four of its properties to the Partnership at the Company's original cost of $17,542,000. The Company recognized a gain on the sale of these properties of $126,000 for financial reporting purposes.

7.       Commitments and Contingencies:

         As of September 30, 1997, the Company had entered into agreements to purchase eight additional properties for an estimated aggregate amount of $40,648,000. In connection with the acquisition of five of these properties, the Company was contingently liable for $1,527,000 related to bank letters of credit which guarantee the Company's obligation under the purchase agreements to acquire these properties. In addition, the Company was contingently liable for $13,395,000 relating to its obligations under a purchase agreement to acquire two properties.

         As of September 30, 1997, the Company owned one land parcel which is leased to a tenant who is obligated to develop a building on the land parcel. The Company has agreed to acquire the completed building for an aggregate amount of up to $798,000, upon which time rental income will increase for the property.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS - CONTINUED Nine Months Ended
                           September 30, 1997 and 1996


7.       Commitments and Contingencies - Continued:

         As of September 30, 1997, the Company owned one land parcel subject to a lease agreement with a tenant whereby the Company has agreed to construct a building on the land parcel for approximately $1,300,000. Pursuant to the lease agreement, rent will commence on the property upon completion of construction of the building.

8.       Subsequent Events:

         In October 1997, the Company declared dividends to its shareholders of $8,115,000 or $.30 per share of common stock, payable in November 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Commercial  Net Lease Realty,  Inc.  (the  "Company") is an equity real
estate   investment  trust  that  acquires,   owns  and  manages   high-quality,
freestanding properties leased to major retail businesses under long-term commercial net leases. As of September 30, 1997, the Company owned, either directly or through a partnership interest, 234 properties (the "Properties") each of which is leased to major retail businesses.

Liquidity and Capital Resources

         General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowing from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 1997 and 1996, the Company generated $24,012,000 and $15,696,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

         The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of the Properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

         Indebtedness. In August 1997, the company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). The Credit Facility amended the Company's $150,000,000 credit facility by increasing the borrowing capacity from $150,000,000 to $200,000,000 and lowering the interest rate from 160 basis points above LIBOR to 150 basis points above LIBOR. As of September 30, 1997, $95,000,000 was outstanding under the Credit Facility. The Credit Facility will be used primarily to invest in freestanding retail properties, although $25,000,000 of the available credit may be used for the issuance of standby letters of credit or working capital.

         Debt and Equity Securities. In February 1997, the Company filed a prospectus supplement to its $200,000,000 shelf registration and issued 2,300,000 shares of common stock and received gross proceeds of $34,787,000. In addition, in March 1997, the Company issued an additional 330,000 shares of common stock in connection with the underwriters' overallotment option and received gross proceeds of $4,991,000. In April 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of up to $300,000,000 in debt and equity securities. In September 1997, the Company filed two prospectus supplements to its $300,000,000 shelf registration and issued 3,645,680 shares of common stock and received gross proceeds of $56,278,000. In connection with the February offering and two September offerings, the Company incurred stock issuance costs totalling $3,114,000 consisting primarily of underwriters' commissions and fees, legal and accounting fees and printing expenses. Proceeds from the offerings were used to pay down the Company's Credit Facility.

         Property Acquisitions and Commitments. During the nine months ended September 30, 1997, the Company borrowed $126,800,000 under its Credit Facility to acquire 36 Properties (nine Eckerd drugstores, six Best Buy consumer electronics stores, three OfficeMax office supply stores, two Barnes & Noble bookstores, two Good Guys consumer electronics stores, one Pier 1 Imports home furnishings store, one Blockbuster video store, one Borders bookstore, one Just For Feet shoe store, one HomePlace home furnishings store, one Kroger grocery store and eight independently operated grocery stores leased to or partially guaranteed by SuperValu, Inc., and three buildings (one Academy sporting goods store, one Kash N' Karry grocery store and one Pier 1 Imports home furnishings store) which were developed by the tenant on land parcels owned by the Company.

         As of September 30, 1997, the Company owned one land parcel which is leased to a tenant who is obligated to develop a building on the land parcel. The Company has agreed to acquire the completed building for an aggregate amount of up to $798,000, at which time rental income will increase for the Property.

         As of September 30, 1997, the Company owned one land parcel subject to a lease agreement with a tenant whereby the Company has agreed to construct a building on the land parcel for approximately $1,300,000. Pursuant to the lease agreement, rent will commence on the property upon completion of construction of the building.

         As of September 30, 1997, the Company had entered into agreements to purchase eight additional properties for an estimated aggregate amount of $40,648,000. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

         In addition to the eight properties under contract and the two buildings under construction as of September 30, 1997, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $200,000,000 Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

         In January 1997, the Company sold its property in Foley, Alabama, for $570,000 and received net sales proceeds of $551,000. In addition, in September 1997, the Company sold four of its properties to Net Lease Institutional Realty, L.P. at the Company's original cost of $17,542,000. The Company recognized a gain on the sale of these five properties of $397,000 for financial reporting purposes. The Company reinvested the proceeds to acquire additional properties and structured the transactions to qualify as a like-kind exchange transactions for federal income tax purposes.

         Investment in Partnership. In September 1997, the Company contributed cash of $855,000 and land and building at the Company's original cost of $2,895,000 to Net Lease Institutional Realty, L.P. (the "Partnership") for a 20 percent interest in the Partnership. The Company accounts for its 20 percent interest in the Partnership under the equity method of accounting.

         Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

         Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the nine months ended September 30, 1997 and 1996, the Company declared and paid dividends to its stockholders of $20,265,000 and $12,639,000, respectively, or $.90 and $.88, respectively, per share of common stock. In October 1997, the Company declared dividends to its shareholders of $8,115,000 or $.30 per share of common stock, payable in November 1997.

Results of Operations

         During the nine months ended September 30, 1997 and 1996, the Company owned and leased 231 wholly owned Properties (including five Properties which were sold and one Property which was contributed to the Partnership during 1997) and 187 wholly owned Properties, respectively, to operators of major retail businesses. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Company earned $36,242,000 and $23,610,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income, $13,236,000 and $9,126,000 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in rental and earned income during the nine months ended September 30, 1997, is primarily a result of the facts that (i) the 40 Properties acquired and nine buildings upon which construction was completed during 1996 were operational for a full nine months in 1997 and (ii) the Company acquired 36 Properties and three buildings upon which construction was completed during the nine months ended September 30, 1997. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the 36 Properties and three buildings acquired during the nine months ended September 30, 1997, will contribute to the Company's income for a full fiscal quarter in future quarters.

         The Company incurred $8,603,000 and $5,535,000 in interest expense for the nine months ended September 30, 1997 and 1996, respectively, $3,509,000 and $2,473,000 of which was incurred for the quarters ended September 30, 1997 and 1996. Interest expense increased during the quarter and nine months ended September 30, 1997, primarily as a result of higher average borrowing levels on the Company's Credit Facility. However, the increase was partially offset by a decrease in the average interest rates of the Company's Credit Facility.

         During the nine months ended September 30, 1997 and 1996, operating expenses, including depreciation and amortization, were $6,603,000 and $4,603,000, respectively (18.2% and 19.4%, respectively, of gross operating revenues) of which $2,296,000 and $1,634,000 (17.3% and 17.8%, respectively, of gross operating revenues) were incurred for the quarters ended September 30, 1997 and 1996, respectively. The increase in the dollar amount of operating expenses for the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is primarily attributable to the increase in depreciation expense as a result of the additional Properties acquired during the nine months ended September 30, 1997, and a full quarter of depreciation expense relating to the 40 Properties and nine buildings acquired during 1996. The increase for the nine months ended September 30, 1997, is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to the Company's fixed rate financing and amendment to the Company's Credit Facility. In addition, advisory fees increased as a result of increased funds from operations for the quarter and nine months ended September 30, 1997.

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

                  3.1 Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8- B, and incorporated herein by reference).
                  3.2             Bylaws of the Registrant (filed as Exhibit

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

                  4 Specimen Certificate of Common Stock, par value $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8- B, and incorporated herein by reference).

                  10.1            Letter   Agreement   dated  July  10,  1992,
                                  amending  Stock  Purchase   Agreement  dated
                                  January 23, 1992 (filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

                  10.2 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 (filed as Exhibit 10.04 to Amendment
                                 No.1 to the Registrant's Registration Statement
                                  No. 33-61214 on Form S-2, and incorporated herein by reference).

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

                  10 Second Renewal and Modification Promissory Note, date September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

                  10.11 Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit
                                  10.1 to the Registrant's Current Report on
                                  Form 8-K dated May 16, 1997, and incorporated herein by reference).

                  10.12 Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

                  (b) The Registrant filed two reports on Form 8-K on September 12, 1997, and September 18, 1997, for the purpose of incorporating certain items by reference into its registration statement on Form S-3 dated September 13, 1997, and September 18, 1997, respectively.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         DATED this 14th day of November, 1997.

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