Form 10-K
period 1997-12-31
COMMERCIAL NET LEASE REALTY INC
filed 1998-03-18
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                to
                                           ----------------   ------------------
                         Commission file number 0-12989

                        COMMERCIAL NET LEASE REALTY, INC.
             (Exact name of registrant as specified in its charter

             Maryland                                   56-1431377
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                        400 East South Street, Suite 500
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 423-7348

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class:                 Name of exchange on which registered
  Common Stock, $.01 par value                    New York Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Sities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                       -------------  ------------
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1998, was $475,609,877.

         The number of shares of common stock outstanding as of March 9, 1998, was 28,877,762.

                      DOCUMENTS INCORPORATED BY REFERENCE:


         1. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 1997 (Items 5, 6, 7 and 8 of Part II).

         2. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 1998 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).

                                     PART I


Item 1.  Business

         Commercial Net Lease Realty, Inc., a Maryland corporation (the "Registrant" or the "Company"), is a real estate investment trust (a "REIT") formed in 1984 that acquires, develops, owns and manages a diversified portfolio of high-quality, freestanding properties leased to major retail businesses generally under full-credit, long-term commercial net leases.

         The Company's strategy is to invest in single-tenant, freestanding retail properties with purchase prices of generally up to $7.5 million, which typically are located along intensive commercial corridors near traffic generators, such as regional malls, business developments and major thoroughfares. Management believes that these types of properties when leased to high-quality tenants with significant market presence provide attractive opportunities for a stable current return and the potential for capital appreciation. In management's view, these types of properties also provide the Company with flexibility in use and tenant selection when the Properties are re-let.

         The Company will hold its properties until it determines that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations.

Properties

         During the year ended December 31, 1997, the Company borrowed $152,600,000 under its credit facility to acquire 47 properties and three buildings which were developed by the tenant on land parcels owned by the Company. As of December 31, 1997, the Company owned 236 properties (the "Properties") that are leased to major businesses, including Academy, Babies "R" Us, Barnes & Noble, Best Buy, Borders, Burger King, CompUSA, Computer City, Denny's, Dick's Clothing & Sporting Goods, Eckerd, Food 4 Less, Food Lion, Golden Corral, Good Guys, Hardee's, Hi-Lo Automotive, HomePlace, International House of Pancakes, Kash N' Karry, Levitz, Linens 'n Things, Luria's, Marshalls, Office Depot, OfficeMax, Oshman's, Pier 1 Imports, Robb & Stucky, Scotty's, Sears, Sports Authority, SuperValu and Waccamaw. The Company's Property portfolio was 100 percent leased at December 31, 1997.

         The Properties are leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation. The leases of each of the Company's Properties require payment of base rent plus, generally, either percentage rent based on the tenant's gross sales or contractual increases in base rent.

         During 1997, two of the Company's lessees, Eckerd Corporation and Barnes & Noble Superstores, Inc., each accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from nine properties owned by the Company's unconsolidated partnership). As of December 31, 1997, Eckerd Corporation and Barnes & Noble Superstores, Inc. leased 43 Properties and 13 Properties, respectively (including four properties and one property, respectively, under leases with the Company's unconsolidated partnership). It is anticipated that, based on the minimum rental payments required by the leases, Eckerd Corporation and Barnes & Noble Superstores, Inc. will each continue to account for more than ten percent of the Company's total rental income in 1998. Any failure of these lessees could materially affect the Company's income.

         Three of the Company's tenants, HomePlace, Luria's and Levitz (the "Tenants"), have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the Tenants has the right to reject or affirm one or more of its leases with the Company. As of December 31, 1997, HomePlace, Luria's and Levitz leased five, three and one Properties, respectively, which accounted for 4.5 percent of the Company's total rental and earned income for the year ended December 31, 1997. In February 1998, Luria's rejected each of its three leases with the Company.

Investment in Subsidiaries

         In November 1995, the Company formed two wholly owned subsidiaries, Net Lease Realty I, Inc. and Net Lease Realty II, Inc. and in June 1997, the Company formed two wholly-owned subsidiaries, Net Lease Realty III, Inc. and Net Lease Realty IV, Inc. Net Lease Realty I, Inc. and Net Lease Realty IV, Inc. were formed to facilitate the acquisition of certain properties. Net Lease Realty II, Inc. was utilized to facilitate the acquisition of CNL Realty Advisors, Inc., the Company's advisor, and Net Lease Realty III, Inc. is the general partner of and holds a 20 percent interest in Net Lease Institutional Realty, L.P. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under Internal Revenue Code Section 856(i)(2).

Investment in Partnership

         In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, entered into a limited partnership arrangement, Net Lease Institutional Realty L.P. (the "Partnership"), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees ("CTA") to acquire, own and manage nine properties. Net Lease Realty III, Inc. is the sole general partner (the "General Partner") with a 20 percent interest in the Partnership, and CTA is the sole limited partner (the "Limited Partner") with an 80 percent interest in the Partnership. Pursuant to the Partnership agreement, the General Partner is responsible for the management of the Partnership's properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12 million non-recourse mortgage on the Partnership's nine properties in September 1997 at 7.37% interest rate.

         As of December 31, 1997, the Partnership owned nine properties (the "Partnership Properties") leased to six major retail tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $182,600 to $730,400 and building sites ranging from 11,000 to 54,300 square feet. All of the Partnership Properties are leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to on going maintenance and operation, including utilities, property taxes and insurance.

Advisory Services

         From July 10, 1992 through December 31, 1997, the Company and CNL Realty Advisors, Inc. (the "Advisor") were party to an advisory agreement (the "Advisory Agreement"), pursuant to which the Advisor provided certain management, advisory and acquisition services. In accordance with the terms of the Advisory Agreement, the Advisor received an annual fee, payable monthly, equal to (i) seven percent of funds from operations, as defined below, up to $10,000,000, (ii) six percent of funds from operations in excess of $10,000,000 but less than $20,000,000 and (iii) five percent of funds from operations in excess of $20,000,000. For the purposes of the Advisory Agreement, funds from operations means net income of the Company before advisory fee excluding depreciation and amortization expense, extraordinary gains and losses, nonrecurring items of income and expense and non-cash lease accounting adjustments. Under the Advisory Agreement, the Advisor generally was responsible for administering the day-to-day investment operations of the Company, including investment analysis and development, acquisitions, due diligence, and asset management and accounting services. These duties included collecting rental payments, inspecting and managing the Properties, assisting the Company in responding to tenant inquiries and notices, providing information to the Company about the status of the leases and the Properties, maintaining the Company's accounting books and records, and preparing and filing various reports, returns or statements with various regulatory agencies. In addition, the Advisor served as the Company's consultant in connection with policy decisions to be made by the Board of Directors, managed the Company's Properties and rendered other services as the Board of Directors deemed appropriate.

         Historically, the Company did not have a large enough asset base to provide the economies of scale needed to efficiently support the extensive general and administrative expenses of an in-house management team. As a result, the Advisor had incurred the full expense of a management and acquisition team while receiving advisory and acquisition fees that have offset this expense. In 1997, however, due to the Company's historical and anticipated growth, management believed that the efficiencies derived from being externally advised had diminished and that it would be more cost effective to become self-administered. As a result, on May 15, 1997, the Board of Directors of the Company unanimously approved an agreement and plan of merger with the Advisor, which when approved by the stockholders of the Company on December 18, 1997 at the 1997 annual meeting of stockholders, resulted in the Company becoming a self-administered and self-managed real estate investment trust (the "Advisor Transaction"). The Advisor Transaction was completed on January 1, 1998. The Agreement and Plan of Merger provided for the merger of the Advisor into a wholly owned subsidiary of the Company pursuant to which all of the outstanding common stock of the Advisor was exchanged for 220,000 shares of common stock of the Company and the right, based upon the Company's continued growth in assets for a period of up to five years, to receive up to 1,980,000 additional shares of the Company's common stock. In addition, upon the consummation of the Advisor Transaction, all personnel employed by the Advisor became employees of the Company. Following consummation of the Advisor Transaction, the Advisory Agreement (as defined above) and the obligation of the Company to pay any fees thereunder was terminated. For a complete description of the Advisor Transaction, see the Company's Proxy Statement dated November 13, 1997 for the Company's 1997 annual meeting of stockholders.

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


Item 2.  Properties

         As of December 31, 1997, the Company owned 236 Properties located in 36 states that are leased to 48 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this Report for a listing of the Properties and their respective costs.


Description of Properties

         Land. The Company's Property sites range from approximately 12,000 to 583,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $36,500 to $6,200,000.

         Buildings. The buildings generally are rectangular, single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 82,000 square feet. Building costs range from approximately $195,000 to $7,082,000 for each Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the Properties owned by the Company are freestanding, with paved parking areas.

         Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 15 to 20 years. As of December 31, 1997, the average remaining lease term was approximately 14 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $21,000 to $1,032,000. Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from six to 12 percent after every five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 1997, leases representing approximately 83 percent of annual base rent include contractual increases, leases representing approximately 31 percent of annual base rent include percentage rent provisions and leases representing approximately 22 percent of annual base rent include both contractual and percentage rent provisions.

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

         During 1997, two of the Company's lessees, Eckerd Corporation (drugstore) and Barnes & Noble Superstores, Inc. (bookstore) each accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from the Partnership Properties. As of December 31, 1997, Eckerd Corporation and Barnes & Noble Superstores, Inc. leased 43 and 13 Properties, respectively (including four properties and one property, respectively, under leases with the Partnership).

         As of December 31, 1997, two of the Company's lessees, Eckerd Corporation and Barnes & Noble Superstores, Inc., leased Properties representing 11.6% and 10.6%, respectively, of total assets. For information regarding the results of operations and financial condition of these two entities, refer to their Annual Reports on Forms 10-K as filed with the Securities and Exchange Commission for the year ended February 1, 1997.

         The Company generally competes with other REIT's, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition leasing financing and disposition of investments in net-leased retail properties.

         Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company's policy, as a part of its acquisition due diligence process, to obtain a Phase I environmental site assessment for each property and where warranted, a Phase II environmental site assessment. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property whose environmental site assessment indicates that a problem or potential problem exists, subject to a determination of the level of risk and potential cost of remediation. In such cases, the Company requires the seller and/or tenant to (i) remediate the problem prior to the Company's acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. The Company has 14 properties currently under some level of environmental remediation. The seller or the tenant is generally contractually responsible for the cost of the environmental remediation for each of these properties.

         The Company's principal executive offices are located at 400 E. South Street, Suite 500, Orlando, Florida 32801.


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

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         On  December  18,  1997,   the  Company  held  its  Annual  Meeting  of
Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Edward Clark (22,295,249 voted for and 1,763,157 abstained), Willoughby T. Cox, Jr. (22,298,014 voted for and 1,760,392 abstained), Clifford R. Hinkle (22,299,014 voted for and 1,758,849 abstained), Ted B. Lanier (22,276,413 voted for and 1,791,993 abstained), Robert A. Bourne (22,299,853 voted for and 1,758,553 abstained), James M. Seneff, Jr. (22,306,303 voted for and 1,752,103 abstained). In addition, the Shareholders voted to approve the Merger of CNL Realty
Advisors, Inc. with and into Net Lease Realty II, Inc., a wholly-owned subsidiary of the Company (16,961,917 voted for, 216,667 voted against and 231,533 abstained) and to approve authorization of 90,000,000 shares of common stock (23,400,061 voted for, 425,126 voted against and 173,540 abstained).


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Information responsive to this Item is contained in the section captioned "Share Price and Dividend Data" on page 27 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


     Item 6. Selected Financial Data

         Information responsive to this Item is contained in the section captioned "Historical Financial Highlights" on page four of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages six through 11 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         Certain information responsive to this Item is contained in the section captioned "Consolidated Quarterly Financial Data" on page 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG Peat Marwick LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsible to this Item is contained in the sections thereof captioned "Proposal I:
Election of Directors - Nominees" and "Proposal I: Election of Directors - Executive Officers" and "Security Ownership," and the information in such sections is incorporated herein by reference.

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

         1. Financial Statements

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 1997 and 1996

                  Consolidated Statements of Earnings for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

         2. Financial Statement Schedule

                  Report of Independent Auditors' on Supplementary Information

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997

                  Notes to Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997

                  All  other   schedules  are  omitted   because  they  are  not
                  applicable or because the required information is shown in the financial statements or the notes thereto.

         3. Exhibits

         3.1      Articles of Incorporation of the Registrant (filed as
                  Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by ref-erence).

         3.2 Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amend-ment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3, and incorporated herein by reference).

         3.3 Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended June 30, 1996, and incor-porated herein by reference).

         3.4 Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant's Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

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

         10.2 Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incor-porated herein by reference).

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

         10.10 Second Renewal and Modification Promissory Note, dated September 3, 1996, by and among Registrant and First Union
                  National Bank of Florida, as the Agent, relating to $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

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

         13 Annual Report to Shareholders for the year ended December 31, 1997 (previously filed).

         23 Consent of Independent Accountants dated March 16, 1998 (previously filed).

(b) The Registrant filed one report on Form 8-K on December 19, 1997, for the purpose of incorporating certain items by reference into its registration statement on Form S-3 dated December 19, 1997, and one report on form 8-K on December 22, 1997, reporting the approval by the stockholders of the Registrant of the Agreement and Plan of Merger by and among the Registrant, Net Lease Realty II, Inc. and the Stockholders of CNL Realty Advisors, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 1998.

                                          COMMERCIAL NET LEASE REALTY, INC.

                                          By:  /s/ James M. Seneff, Jr.
                                              ---------------------------
                                              JAMES M. SENEFF, JR.
                                              Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                           Title                        Date
  ---------                           -----                        -----

/s/ James M. Seneff, Jr.      Chairman of the Board of         March 16, 1998
--------------------------    Directors Chief Executive
James M. Seneff, Jr.          Officer (Principal
                              Executive Officer)




/s/ Robert A. Bourne          Vice Chairman of the Board       March 16, 1998
-------------------------     of Directors
Robert A. Bourne




/s/ Edward Clark              Director                         March 16, 1998
--------------------------
Edward Clark


/s/ Willoughby T. Cox, Jr.    Director                         March 16, 1998
--------------------------
Willoughby T. Cox, Jr.


/s/ Clifford R. Hinkle        Director                         March 16, 1998
--------------------------
Clifford R. Hinkle


/s/ Ted B. Lanier             Director                         March 16, 1998
--------------------------
Ted B. Lanier


/s/ Gary M. Ralston           President                        March 16, 1998
--------------------------
Gary M. Ralston


/s/ Kevin B. Habicht          Chief Financial Officer          March 16, 1998
--------------------------    (Principal Financial and
Kevin B. Habicht              Accounting Officer),
                              Secretary & Treasurer

          Report of Independent Auditors' on Supplementary Information



The Board of Directors
Commercial Net Lease Realty, Inc.:

Under date of January 16, 1998, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are both included in
Item 14(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule at December 31, 1997. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG Peat Marwick LLP


Orlando, Florida
January 16, 1998




                                                               Initial Cost to Company
                                                           -------------------------------
                                      Encumbrances                                  Building and
                                          (1)                    Land               Improvements
---------------------------       --------------------     ----------------      -----------------
Properties the Company
  has Invested in Under
  Under Operating Leases:

     Academy:
        Houston, TX                         -                      1,074,232           -
        Houston, TX                         -                        699,165           -
        N. Richland Hills, TX               -                      1,307,655           -
        Houston, TX                         -                      3,086,610           -
        Houston, TX                         -                        795,005           -
        Baton Rouge, LA                     -                      1,547,501           -

     Babies "R" Us:
        Arlington, TX                       -                        830,689           2,611,867

     Barnes & Noble:
        Lakeland, FL                        -                      1,070,902           1,516,983
        Brandon, FL                        1,574,542 (k)           1,476,407           1,527,150
        Denver, CO                          -                      3,244,785           2,722,087
        Houston, TX                         -                      3,307,562           2,396,024
        Cary, NC                            -                      2,778,458           2,650,008
        Plantation, FL                      -                      3,616,357           -
        Lafayette, LA                       -                      1,204,279           2,301,983
        Oklahoma City, OK                   -                      1,688,556           2,311,487
        Daytona, FL                         -                      2,587,451           2,052,643
        Freehold, NJ                        -                      2,917,219           2,260,663
        Dayton, OH                          -                      1,412,614           3,223,467
        Redding, CA                         -                        497,179           1,625,702

     Best Buy:
        Corpus Christi, TX                 1,268,679 (j)             818,448             896,395
        Brandon, FL                         -                      2,985,156           2,772,137
        Evanston, IL                        -                      1,850,996           -
        Cuyahoga Falls, OH                  -                      3,708,980           2,359,377
        Rockville, MD                       -                      6,233,342           3,418,783
        Fairfax, VA                         -                      3,052,477           3,218,018
        St. Petersburg, FL                  -                      4,031,744           2,959,316

     Blockbuster:
        Dallas, TX                          -                        346,548           1,963,773
        Conyers, GA                         -                        320,029             556,282

     Borders Books & Music:
        Wilmington, DE                     4,766,983 (k)           3,030,769           6,061,538
        Richmond, VA                       2,504,467 (k)           2,177,310           2,599,587
        Ft. Lauderdale, FL                  -                      3,164,984           3,934,577
        Bangor, ME                          -                      1,546,915           2,486,761
        Altamonte Spgs, FL                  -                      1,947,198           -

     Burger King:
        Asheboro, NC                        -                        420,508             815,190
        Galliano, LA                        -                        249,001           1,130,506
        John's Island, SC                   -                        385,517             698,309
        Lake Charles, LA                    -                        272,381             965,713
        Lancaster, OH                       -                        220,846             582,815
        Natchez, MS                         -                        206,717             653,530
        Tappahannock, VA                    -                        289,840             572,779
        Warren, MI                          -                        298,817             785,031
        Manchester, NH                      -                        619,037             428,757
        Rochester, NH                       -                        216,652             779,450
        Columbus, OH                        -                        357,114             407,093
        Coon Rapids, MN                     -                        322,658             544,936
        Opeleousas, LA                      -                        460,374             824,510
        St. Paul, MN                        -                        225,297             542,847

     Checkers:
        Orlando, FL                         -                        256,568           -

     CompUSA:
        Mission Viejo, CA                   -                      2,706,352           1,368,966

     Computer City:
        Miami, FL                          2,401,168 (k)           2,713,192           1,866,676
        Baton Rouge, LA                     -                        609,069             913,603
        Anchorage, AK                       -                        928,321           1,662,584
        Richmond, VA                        -                        888,772           1,948,036

     Dave's:
        Maple Heights, OH                   -                      1,034,758           2,874,414

     Denny's:
        Duncan, SC                          -                        219,703           -
        Greensboro, NC                      -                        265,915             493,407
        Greenville, SC                      -                        344,817             400,895
        Houston, TX                         -                        289,036             572,985
        Landrum, SC                         -                        155,429           -
        Mooresville, NC                     -                        307,299           -
        Santee, SC                          -                        244,284             312,045
        Topeka, KS                          -                        414,686           -
        Winter Springs, FL                  -                        555,232           -

     Dick's Clothing:
        Taylor, MI                          -                      1,920,032           3,526,868
        White Marsh, MD                     -                      2,680,532           3,916,889

     Eckerd:
        San Antonio, TX                      642,231 (k)             440,985           -
        Dallas, TX                           618,752 (k)             541,493           -
        Garland, TX                          497,889 (k)             239,014           -
        Arlington, TX                        526,927 (k)             368,964           -
        Millville, NJ                        653,548 (k)             417,603           -
        Atlanta, GA                          584,047 (k)             445,593           -
        Mantua, NJ                           679,434 (k)             344,022           -
        Amarillo, TX                         604,575 (k)             329,231           -
        Amarillo, TX                         785,743 (k)             650,864           -
        Glassboro, NJ                        745,401 (k)             534,243           -
        Kissimmee , FL                       868,354 (k)             715,480           -
        Colleyville, TX                      959,730 (k)             756,472           -
        Tampa, FL                           -                        604,682           -
        Douglasville, GA                    -                        413,439             995,209
        Lafayette, LA                       -                        967,528           -
        Moore, OK                           -                        414,738           -
        Midwest City, OK                    -                      1,080,637           1,103,351
        Tallhassee, FL                      -                        691,523           -
        Irving, TX                          -                      1,000,222           -
        Snellville, GA                      -                        486,272           1,320,087
        Jasper, FL                          -                        291,147           -
        Williston, FL                       -                        622,403           -
        Pantego, TX                         -                      1,016,062           1,448,911
        Conyers, GA                         -                        574,666             998,900
        Norman, OK                          -                      1,065,562           -
        Chattanooga , TN                    -                        474,267           -
        Stone Mountain, GA                  -                        638,643           1,111,064
        Arlington, TX                       -                      1,962,500           -
        Leavenworth, KS                     -                        650,170           -
        Augusta, GA                         -                        568,606           1,326,748
        Riverdale, GA                       -                      1,088,896           1,707,448
        Morrow, GA                          -                        550,457           1,248,422

     Food 4 Less:
        Lemon Grove, CA                     -                      3,695,816           -

     Golden Corral:
        Woodstock, GA          (e)          -                        200,680             328,450
        Edenton, NC                         -                         36,578             318,481
        Rockledge, FL          (e)          -                        120,593             340,889
        Gilmer, TX             (e)          -                        116,815             296,454
        Bonham, TX             (e)          -                        128,451             344,170
        Center, TX             (e)          -                        103,187             308,859
        Leitchfield, KY        (e)          -                         73,660             306,642
        Marietta, GA           (e)          -                        156,190             346,509
        Silsbee, TX            (e)          -                        132,802             302,052
        Atlanta, TX            (e)          -                         88,457             368,317
        Vernon, TX             (e)          -                        105,798             328,943
        Abbeville, LA          (e)          -                         98,577             362,416
        Fredricksburg, TX                   -                        169,984             321,189
        Clanton, AL            (e)          -                        113,017             296,921
        Pleasanton, TX         (e)          -                        139,694             316,070
        Bowie, TX              (e)          -                         57,824             311,544
        Jacksonville, TX                    -                        115,276             318,196
        Lake Placid, FL        (e)          -                        115,113             305,074
        Ennis, TX                           -                        153,701             366,639
        Melbourne, FL          (e)          -                        193,447             341,351
        Franklin, LA           (e)          -                        105,840             396,831
        Franklin, VA                        -                        100,808             424,164
        Minden, LA             (e)          -                         86,120             402,364
        Durant, OK                          -                        140,862             411,135

     The Good Guys:
        Foothill Ranch, CA                  -                      1,456,113           2,505,022
        Valencia,CA                         -                      1,622,252           2,895,298
        Riverside, CA                       -                      1,722,736           2,761,220

     Hardee's:
        Chalkville, AL                      -                        170,834             457,167
        Columbia, TN                        -                        226,300           -
        Gulf Shores, AL                     -                        348,281             595,164
        Horn Lake, MS                       -                        302,787           -
        Johnson City, TN                    -                        215,567           -
        Mobile, AL                          -                        336,696           -
        Petal, MS                           -                        277,104             415,193
        Rock Hill, SC                       -                        216,777             466,450
        Tusculum, TN                        -                        182,349             507,293
        Warrior, AL                         -                        177,659           -
        West Point, MS                      -                        173,386           -

     Hi-Lo Automotive:
        Mesquite, TX                        -                        233,420             513,523
        Arlington, TX                       -                        295,331             571,609
        Ft. Worth, TX                       -                        197,037             512,296
        Garland, TX                         -                        239,570             512,023
        Houston, TX                         -                        261,318             531,968
        Dallas, TX                          -                        281,347             543,937
        Bastrop, TX                         -                        197,905             383,144
        Eagle Pass, TX                      -                        256,745             455,841
        Lake Worth, TX                      -                        252,141             539,510
        McAllen, TX                         -                        265,177             605,397
        Nacogdoches, TX                     -                        190,324             522,232
        San Antonio, TX                     -                        200,510             643,741
        Temple, TX                          -                        177,451             587,755
        Universal City, TX                  -                        247,264             570,677

     HomePlace:
        Altamonte Spgs, FL                  -                      2,906,409           4,877,225
        White Marsh, MD                     -                      3,625,792           -
        Ft. Myers, FL                       -                      1,956,579           4,045,196
        Bowie, MD                           -                      1,965,508           -

     International House of Pancakes:
        Stafford, TX                         500,126 (k)             382,084           -
        Sunset Hills, MO                     528,585 (k)             271,853           -
        Las Vegas, NV                        594,295 (k)             519,947           -
        Ft. Worth, TX                        552,880 (k)             430,896           -
        Arlington, TX                        530,916 (k)             404,512           -
        Matthews, NC                         543,010 (k)             380,043           -
        Phoenix, AZ                          546,664 (k)             483,374           -

     Just for Feet:
        Albuquerque, NM                     -                      1,441,777           2,335,475

     Kroger:
        Columbus, OH                        -                        780,838             520,559

     Linens 'n Things:
        Freehold, NJ                       2,931,484 (j)           1,753,766           2,208,651

     Luria's:
        Coral Gables, FL                    -                      1,782,346           -
        South Miami, FL                     -                      1,379,229           -
        Tampa, FL                           -                      2,127,503           1,521,730

     Marshalls:
        Freehold, NJ                       3,431,576 (j)           2,052,946           2,585,432

     Office Depot:
        Arlington, TX                      1,052,484 (k)             596,024           1,411,432

     OfficeMax:
        Corpus Christi, TX                 1,439,600 (j)             893,270             978,344
        Dallas, TX                         1,482,890 (k)           1,118,500           1,709,891
        Cincinnati, OH                     1,110,461 (k)             543,489           1,574,551
        Evanston, IL                       1,900,778 (k)           1,867,831           1,757,618
        Altamonte Spgs, FL                  -                      1,689,793           3,050,160
        Pompano Beach, FL                   -                      2,266,908           1,904,803
        Cutler Ridge, FL                    -                        989,370           1,479,119
        Sacramento, CA                      -                      1,144,167           2,961,206
        Salinas, CA                         -                      1,353,217           1,829,325
        Redding, CA                         -                        667,174           2,181,563
        Kelso, WA                           -                      1,379,460           -

     Oshman's Sporting Goods:
        Dallas, TX                          -                      1,311,440           -

     Petco:
        Grand Forks, ND                     -                        306,629             909,671

     Pier 1 Imports:
        Dallas, TX                          -                        189,010           1,071,054
        Memphis, TN                         -                        713,319             821,770
        Sanford, FL                         -                        737,901           -

     Pizza Hut:
        Orlando, FL                         -                        220,632             258,483

     Rally's:
        Toledo, OH                          -                        125,882             319,770

     Robb & Stucky:
        Ft. Myers, FL                       -                      2,246,406           6,390,295

     Roger & Marv's:
        Kenosha, WI                         -                      1,917,607           3,431,363

     Ro-Jack's Food Store:
        Warwick, RI                         -                      1,699,330           -

     Scotty's:
        Orlando, FL                         -                      1,157,268           2,077,131
        Orlando, FL                         -                      1,044,796           2,011,952

     Sears Homelife:
        Clearwater, FL                     2,745,218 (j)           1,184,438           2,526,207
        Orlando, FL                        1,575,546 (k)             820,397           2,184,721
        Pensacola, FL                      1,820,864                 633,125           1,595,405
        Raleigh, NC                        2,284,515               1,848,026           1,753,635
        Tampa, FL                          2,414,819               1,454,908           2,045,833

     Shop & Save:
        Homestead, PA                       -                      1,139,419           -
        Penn Hills, PA                      -                      1,043,297           1,243,131

     Sports Authority:
        Memphis, TN                         -                      2,459,381           -

     SuperValu:
        Huntington, WV                      -                      1,254,238             760,602

     Top's:
        Lacey, WA                           -                      2,777,449           7,082,150

     Wacammaw:
        Fairfax, VA                         -                      2,156,801           -

     Waremart:
        Eureka, CA                          -                      3,135,036           5,470,607

     Wendy's Old Fashioned
       Hamburger:
        Fenton, MO                          -                        307,068             496,410
        Longwood, FL                        -                        333,335             194,926

     Unallocated costs
        relating to construction
        in progress

                                      ===============        ================   =================
                                          48,669,181             201,028,076         209,113,098
                                      ===============        ================   =================


Properties the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
        Houston, TX                         -                       -                  1,924,740
        Houston, TX                         -                       -                  1,867,519
        N. Richland Hills, TX               -                       -                  2,253,408
        Houston, TX                         -                       -                  2,112,335
        Houston, TX                         -                       -                  1,910,697
        Baton Rouge, LA                     -                       -                  2,405,466

     Barnes & Noble:
        Plantation, FL                      -                       -                  3,498,559

     Best Buy:
        Evanston, IL                        -                       -                  3,400,057

     Borders:
        Altamonte Spgs, FL                  -                       -                  3,267,579

     Checkers:
        Orlando, FL                         -                       -                    286,910

     Denny's:
        Landrum, SC                         -                       -                    374,684
        Mooresville, NC                     -                       -                    535,309
        Duncan, SC                          -                       -                    628,571
        Akron, OH                           -                        137,424             733,450
        Topeka, KS                          -                       -                    498,921
        Winter Springs, FL                  -                       -                    620,148

     Eckerd:
        San Antonio, TX                     -                       -                    783,974
        Dallas, TX                          -                       -                    638,684
        Garland, TX                         -                       -                    710,634
        Arlington, TX                       -                       -                    636,070
        Millville, NJ                       -                       -                    828,942
        Atlanta. GA                         -                       -                    668,390
        Mantua, NJ                          -                       -                    951,795
        Vineland, NJ                         707,459 (k)             286,231           1,063,142
        Amarillo, TX                        -                       -                    849,071
        Amarillo, TX                        -                       -                    869,846
        Amarillo, TX                         513,506 (k)             158,851             855,348
        Glassboro, NJ                       -                       -                    887,497
        Kissimmee , FL                      -                       -                    933,852
        Colleyville, TX                     -                       -                  1,076,066
        Alice,TX                             521,052 (k)             189,187             804,963
        Tampa, FL                           -                       -                  1,090,532
        Lafayette, LA                       -                       -                    949,128
        Moore, OK                           -                       -                    879,296
        Tallhassee, FL                      -                       -                  1,274,147
        East Point, GA                      -                        336,610           1,173,529
        Irving, TX                          -                       -                  1,228,436
        Ft. Worth, TX                       -                        399,592           2,529,969
        Williston, FL                       -                       -                    355,757
        Jasper, FL                          -                       -                    347,474
        Oklahoma City, OK                   -                      (m)                 1,365,125
        Oklahoma City, OK                   -                      (m)                 1,419,093
        Norman, OK                          -                       -                  1,225,477
        Chattanooga , TN                    -                       -                  1,344,240

     Food 4 Less:
        Lemon Grove, CA                     -                       -                  4,068,179

     Food Lion:
        Keystone Hts, FL                   1,014,283 (k)              88,604           1,845,988
        Chattanooga, TN                    1,068,267 (k)             336,488           1,701,072
        Lynchburg, VA                      1,333,443 (j)             128,216           1,674,167
        Martinsburg, WV                    1,044,497 (k)             448,648           1,543,573

     Good Guys:
        Stockton, CA                       1,864,093 (k)             580,609           2,974,868
        Portland, OR                        -                        817,574           2,630,652

     Hardee's:
        Mobile, AL                          -                       -                    479,107
        Warrior, AL                         -                       -                    470,556
        Horn Lake, MS                       -                       -                    555,975
        West Point, MS                      -                       -                    517,424
        Columbia, TN                        -                       -                    584,927
        Johnson City, TN                    -                       -                    570,690
        Iuka, MS                            -                        130,258             505,363
        Biscoe, NC                          -                         60,301             479,984
        Aynor, SC                           -                         44,871             521,192

     Hi-Lo Automotive:
        Copperas Cove, TX                   -                        116,637             476,331
        Ft. Worth, TX                       -                         92,779             607,971
        Baton Rouge, LA                     -                         89,954             508,146
        Lake Jackson, TX                    -                        120,313             609,300
        Edinberg, TX                        -                         97,056             418,926
        Pantego, TX                         -                        154,368             505,323
        Ft. Worth, TX                       -                         91,373             548,238
        Pharr, TX                           -                         94,576             472,880
        Baton Rouge, LA                     -                        122,349             527,930
        Houston, TX                         -                         37,508             596,069

     HomePlace:
        Arlington, TX                       -                        752,840           4,045,374
        Bowie, MD                           -                       -                  4,262,338

     International House of Pancakes:
        Stafford, TX                        -                       -                    571,832
        Sunset Hills, MO                    -                       -                    736,345
        Las Vegas, NV                       -                       -                    613,582
        Ft. Worth, TX                       -                       -                    623,641
        Arlington, TX                       -                       -                    608,132
        Matthews, NC                        -                       -                    655,668
        Phoenix, AZ                         -                       -                    559,307

     Kash N' Karry:
        Brandon, FL                         -                      1,234,519           3,255,257

     Levitz:
        Tempe, AZ                           -                        634,444           2,225,991

     Luria's:
        South Miami, FL                     -                       -                  1,756,808
        Coral Gables, FL                    -                       -                  1,692,012

     Oshman's Sporting Goods:
        Dallas, TX                          -                       -                  2,658,976

     Ro-Jack's Food Store:
        Warwick, RI                         -                       -                  2,978,154

     Shop & Save:
        Homestead, PA                       -                       -                  2,578,098

     Wacammaw:
        Fairfax, VA                         -                       -                  3,356,493


                                      ===============    ================        ===============
                                            8,066,600           7,782,180            113,631,669
                                      ===============    ================        ===============





               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997


                                            Costs Capitalized
                                              Subsequent to                           Gross Amount at Which
                                              Acquisition                           Carried at Close of Period (b)
                                      ---------------------------   -------------------------------------------------------
                                        Improve-       Carrying                          Building and
                                          ments          Costs            Land           Improvements           Total
-----------------------------------   --------------   ----------   -----------------  -----------------   ----------------
Properties the Company
  has Invested in Under
  Under Operating Leases:

     Academy:
        Houston, TX                         -              -               1,074,232         (c)                 1,074,232
        Houston, TX                         -              -                 699,165         (c)                   699,165
        N. Richland Hills, TX               -              -               1,307,655         (c)                 1,307,655
        Houston, TX                         -              -               2,098,895         (c)                 2,098,895
        Houston, TX                         -              -                 795,005         (c)                   795,005
        Baton Rouge, LA                     -              -               1,547,501         (c)                 1,547,501

     Babies "R" Us:
        Arlington, TX                       -              -                 830,689          2,611,867          3,442,556

     Barnes & Noble:
        Lakeland, FL                        -              -               1,070,902          1,516,983          2,587,885
        Brandon, FL                         -              -               1,476,407          1,527,150          3,003,557
        Denver, CO                          -              -               3,244,785          2,722,087          5,966,872
        Houston, TX                         -              -               3,307,562          2,396,024          5,703,586
        Cary, NC                            -              -               2,778,458          2,650,008          5,428,466
        Plantation, FL                      -              -               3,616,357         (c)                 3,616,357
        Lafayette, LA                       -              -               1,204,279          2,301,983          3,506,262
        Oklahoma City, OK                   -              -               1,688,556          2,311,487          4,000,043
        Daytona, FL                         -              -               2,587,451          2,052,643          4,640,094
        Freehold, NJ                        -              -               2,917,219          2,260,663          5,177,882
        Dayton, OH                          -              -               1,412,614          3,223,467          4,636,081
        Redding, CA                         -              -                 497,179          1,625,702          2,122,881

     Best Buy:
        Corpus Christi, TX                   12,222        -                 818,448            908,617          1,727,065
        Brandon, FL                         -              -               2,985,156          2,772,137          5,757,293
        Evanston, IL                        -              -               1,850,996         (c)                 1,850,996
        Cuyahoga Falls, OH                  -              -               3,708,980          2,359,377          6,068,357
        Rockville, MD                       -              -               6,233,342          3,418,783          9,652,125
        Fairfax, VA                         -              -               3,052,477          3,218,018          6,270,495
        St. Petersburg, FL                  -              -               4,031,744          2,959,316          6,991,060

     Blockbuster:
        Dallas, TX                           39,243        -                 346,548          2,003,016          2,349,564
        Conyers, GA                         -              -                 320,029            556,282            876,311

     Borders Books & Music:
        Wilmington, DE                      -              -               3,030,769          6,061,538          9,092,307
        Richmond, VA                        -              -               2,177,310          2,599,587          4,776,897
        Ft. Lauderdale, FL                  -              -               3,164,984          3,934,577          7,099,561
        Bangor, ME                          -              -               1,546,915          2,486,761          4,033,676
        Altamonte Spgs, FL                  -              -               1,947,198         (c)                 1,947,198

     Burger King:
        Asheboro, NC                        -              -                 420,508            815,190          1,235,698
        Galliano, LA                        -              -                 249,001          1,130,506          1,379,507
        John's Island, SC                   -              -                 385,517            698,309          1,083,826
        Lake Charles, LA                    -              -                 272,381            965,713          1,238,094
        Lancaster, OH                       -              -                 220,846            582,815            803,661
        Natchez, MS                         -              -                 206,717            653,530            860,247
        Tappahannock, VA                    -              -                 289,840            572,779            862,619
        Warren, MI                          -              -                 298,817            785,031          1,083,848
        Manchester, NH                      -              -                 619,037            428,757          1,047,794
        Rochester, NH                       -              -                 216,652            779,450            996,102
        Columbus, OH                        -              -                 357,114            407,093            764,207
        Coon Rapids, MN                     -              -                 322,658            544,936            867,594
        Opeleousas, LA                      -              -                 460,374            824,510          1,284,884
        St. Paul, MN                        -              -                 225,297            542,847            768,144

     Checkers:
        Orlando, FL                         -              -                 256,568         (c)                   256,568

     CompUSA:
        Mission Viejo, CA                   -              -               2,706,352          1,368,966          4,075,318

     Computer City:
        Miami, FL                           -              -               2,713,192          1,866,676          4,579,868
        Baton Rouge, LA                     -              -                 609,069            913,603          1,522,672
        Anchorage, AK                       -              -                 928,321          1,662,584          2,590,905
        Richmond, VA                        -              -                 888,772          1,948,036          2,836,808

     Dave's:
        Maple Heights, OH                   -              -               1,034,758          2,874,414          3,909,172

     Denny's:
        Duncan, SC                          -              -                 219,703         (c)                   219,703
        Greensboro, NC                      -              -                 265,915            493,407            759,322
        Greenville, SC                      -              -                 344,817            400,895            745,712
        Houston, TX                         -              -                 289,036            572,985            862,021
        Landrum, SC                         -              -                 155,429         (c)                   155,429
        Mooresville, NC                     -              -                 307,299         (c)                   307,299
        Santee, SC                          -              -                 244,284            312,045            556,329
        Topeka, KS                          -              -                 414,686         (c)                   414,686
        Winter Springs, FL                  -              -                 555,232         (c)                   555,232

     Dick's Clothing:
        Taylor, MI                          -              -               1,920,032          3,526,868          5,446,900
        White Marsh, MD                     -              -               2,680,532          3,916,889          6,597,421

     Eckerd:
        San Antonio, TX                     -              -                 440,985         (c)                   440,985
        Dallas, TX                          -              -                 541,493         (c)                   541,493
        Garland, TX                         -              -                 239,014         (c)                   239,014
        Arlington, TX                       -              -                 368,964         (c)                   368,964
        Millville, NJ                       -              -                 417,603         (c)                   417,603
        Atlanta, GA                         -              -                 445,593         (c)                   445,593
        Mantua, NJ                          -              -                 344,022         (c)                   344,022
        Amarillo, TX                        -              -                 329,231         (c)                   329,231
        Amarillo, TX                        -              -                 650,864         (c)                   650,864
        Glassboro, NJ                       -              -                 534,243         (c)                   534,243
        Kissimmee , FL                      -              -                 715,480         (c)                   715,480
        Colleyville, TX                     -              -                 756,472         (c)                   756,472
        Tampa, FL                           -              -                 604,682         (c)                   604,682
        Douglasville, GA                    -              -                 413,439            995,209          1,408,648
        Lafayette, LA                       -              -                 967,528         (c)                   967,528
        Moore, OK                           -              -                 414,738         (c)                   414,738
        Midwest City, OK                    -              -               1,080,637          1,103,351          2,183,988
        Tallhassee, FL                      -              -                 691,523         (c)                   691,523
        Irving, TX                          -              -               1,000,222         (c)                 1,000,222
        Snellville, GA                      -              -                 486,272          1,320,087          1,806,359
        Jasper, FL                          -              -                 291,147         (c)                   291,147
        Williston, FL                       -              -                 622,403         (c)                   622,403
        Pantego, TX                         -              -               1,016,062          1,448,911          2,464,973
        Conyers, GA                         -              -                 574,666            998,900          1,573,566
        Norman, OK                          -              -               1,065,562         (c)                 1,065,562
        Chattanooga , TN                    -              -                 474,267         (c)                   474,267
        Stone Mountain, GA                  -              -                 638,643          1,111,064          1,749,707
        Arlington, TX                       167,830        -               1,962,500         (g)                 1,962,500
        Leavenworth, KS                      86,279        -                 650,170         (g)                   650,170
        Augusta, GA                         -              -                 568,606          1,326,748          1,895,354
        Riverdale, GA                       -              -               1,088,896          1,707,448          2,796,344
        Morrow, GA                          -              -                 550,457          1,248,422          1,798,879

     Food 4 Less:
        Lemon Grove, CA                     -              -               3,695,816         (c)                 3,695,816

     Golden Corral:
        Woodstock, GA          (e)          -              -                 200,680            328,450            529,130
        Edenton, NC                         -              -                  36,578            318,481            355,059
        Rockledge, FL          (e)          -              -                 120,593            340,889            461,482
        Gilmer, TX             (e)          -              -                 116,815            296,454            413,269
        Bonham, TX             (e)          -              -                 128,451            344,170            472,621
        Center, TX             (e)          -              -                 103,187            308,859            412,046
        Leitchfield, KY        (e)          -              -                  73,660            306,642            380,302
        Marietta, GA           (e)          -              -                 156,190            346,509            502,699
        Silsbee, TX            (e)          -              -                 132,802            302,052            434,854
        Atlanta, TX            (e)          -              -                  88,457            368,317            456,774
        Vernon, TX             (e)          -              -                 105,798            328,943            434,741
        Abbeville, LA          (e)          -              -                  98,577            362,416            460,993
        Fredricksburg, TX                   -              -                 169,984            321,189            491,173
        Clanton, AL            (e)          -              -                 113,017            296,921            409,938
        Pleasanton, TX         (e)          -              -                 139,694            316,070            455,764
        Bowie, TX              (e)          -              -                  57,824            311,544            369,368
        Jacksonville, TX                    -              -                 115,276            318,196            433,472
        Lake Placid, FL        (e)          -              -                 115,113            305,074            420,187
        Ennis, TX                           -              -                 153,701            366,639            520,340
        Melbourne, FL          (e)          -              -                 193,447            341,351            534,798
        Franklin, LA           (e)          -              -                 105,840            396,831            502,671
        Franklin, VA                        -              -                  93,719            424,164            517,883
        Minden, LA             (e)          -              -                  86,120            402,364            488,484
        Durant, OK                          -              -                 140,862            411,135            551,997

     The Good Guys:
        Foothill Ranch, CA                  -              -               1,456,113          2,505,022          3,961,135
        Valencia,CA                         -              -               1,622,252          2,895,298          4,517,550
        Riverside, CA                       -              -               1,722,736          2,761,220          4,483,956

     Hardee's:
        Chalkville, AL                      -              -                 170,834            457,167            628,001
        Columbia, TN                        -              -                 226,300         (c)                   226,300
        Gulf Shores, AL                     -              -                 348,281            595,164            943,445
        Horn Lake, MS                       -              -                 302,787         (c)                   302,787
        Johnson City, TN                    -              -                 215,567         (c)                   215,567
        Mobile, AL                          -              -                 336,696         (c)                   336,696
        Petal, MS                           -              -                 277,104            415,193            692,297
        Rock Hill, SC                       -              -                 216,777            466,450            683,227
        Tusculum, TN                        -              -                 182,349            507,293            689,642
        Warrior, AL                         -              -                 177,659         (c)                   177,659
        West Point, MS                      -              -                 173,386         (c)                   173,386

     Hi-Lo Automotive:
        Mesquite, TX                        -              -                 233,420            513,523            746,943
        Arlington, TX                       -              -                 295,331            571,609            866,940
        Ft. Worth, TX                       -              -                 197,037            512,296            709,333
        Garland, TX                         -              -                 239,570            512,023            751,593
        Houston, TX                         -              -                 261,318            531,968            793,286
        Dallas, TX                          -              -                 281,347            543,937            825,284
        Bastrop, TX                         -              -                 197,905            383,144            581,049
        Eagle Pass, TX                      -              -                 256,745            455,841            712,586
        Lake Worth, TX                      -              -                 252,141            539,510            791,651
        McAllen, TX                         -              -                 265,177            605,397            870,574
        Nacogdoches, TX                     -              -                 190,324            522,232            712,556
        San Antonio, TX                     -              -                 200,510            643,741            844,251
        Temple, TX                          -              -                 177,451            587,755            765,206
        Universal City, TX                  -              -                 247,264            570,677            817,941

     HomePlace:
        Altamonte Spgs, FL                  -              -               2,906,409          4,877,225          7,783,634
        White Marsh, MD                   2,401,918        -               3,625,792         (g)                 3,625,792
        Ft. Myers, FL                       -              -               1,956,579          4,045,196          6,001,775
        Bowie, MD                           -              -               1,965,508         (c)                 1,965,508

     International House of Pancakes:
        Stafford, TX                        -              -                 340,561         (c)                   340,561
        Sunset Hills, MO                    -              -                 271,853         (c)                   271,853
        Las Vegas, NV                       -              -                 519,947         (c)                   519,947
        Ft. Worth, TX                       -              -                 430,896         (c)                   430,896
        Arlington, TX                       -              -                 404,512         (c)                   404,512
        Matthews, NC                        -              -                 380,043         (c)                   380,043
        Phoenix, AZ                         -              -                 483,374         (c)                   483,374

     Just for Feet:
        Albuquerque, NM                     -              -               1,441,777          2,335,475          3,777,252

     Kroger:
        Columbus, OH                        -              -                 780,838            520,559          1,301,397

     Linens 'n Things:
        Freehold, NJ                        -              -               1,753,766          2,208,651          3,962,417

     Luria's:
        Coral Gables, FL                    -              -               1,782,346         (c)                 1,782,346
        South Miami, FL                     -              -               1,379,229         (c)                 1,379,229
        Tampa, FL                           -              -               2,127,503          1,521,730          3,649,233

     Marshalls:
        Freehold, NJ                        -              -               2,052,946          2,585,432          4,638,378

     Office Depot:
        Arlington, TX                       -              -                 596,024          1,411,432          2,007,456

     OfficeMax:
        Corpus Christi, TX               76,664            -                 893,270          1,055,008          1,948,278
        Dallas, TX                          -              -               1,118,500          1,709,891          2,828,391
        Cincinnati, OH                      -              -                 543,489          1,574,551          2,118,040
        Evanston, IL                        -              -               1,867,831          1,757,618          3,625,449
        Altamonte Spgs, FL                  -              -               1,689,793          3,050,160          4,739,953
        Pompano Beach, FL                   -              -               2,266,908          1,904,803          4,171,711
        Cutler Ridge, FL                    -              -                 989,370          1,479,119          2,468,489
        Sacramento, CA                      -              -               1,144,167          2,961,206          4,105,373
        Salinas, CA                         -              -               1,353,217          1,829,325          3,182,542
        Redding, CA                         -              -                 667,174          2,181,563          2,848,737
        Kelso, WA                         1,079,000        -               1,379,460         (g)                 1,379,460

     Oshman's Sporting Goods:
        Dallas, TX                          -              -               1,311,440         (c)                 1,311,440

     Petco:
        Grand Forks, ND                     -              -                 306,629            909,671          1,216,300

     Pier 1 Imports:
        Dallas, TX                           20,710        -                 189,010          1,091,764          1,280,774
        Memphis, TN                         -              -                 713,319            821,770          1,535,089
        Sanford, FL                         -              -                 737,901         (f)                   737,901

     Pizza Hut:
        Orlando, FL                         -              -                 220,632            258,483            479,115

     Rally's:
        Toledo, OH                          -              -                 125,882            319,770            445,652

     Robb & Stucky:
        Ft. Myers, FL                       -              -               2,246,406          6,390,295          8,636,701

     Roger & Marv's:
        Kenosha, WI                         -              -               1,917,607          3,431,363          5,348,970

     Ro-Jack's Food Store:
        Warwick, RI                         -              -               1,699,330         (c)                 1,699,330

     Scotty's:
        Orlando, FL                         -              -               1,157,268          2,077,131          3,234,399
        Orlando, FL                         -              -               1,044,796          2,011,952          3,056,748

     Sears Homelife:
        Clearwater, FL                       10,555        -               1,184,438          2,536,762          3,721,200
        Orlando, FL                         -              -                 820,397          2,184,721          3,005,118
        Pensacola, FL                       -              -                 633,125          1,595,405          2,228,530
        Raleigh, NC                         -              -               1,848,026          1,753,635          3,601,661
        Tampa, FL                           -              -               1,454,908          2,045,833          3,500,741

     Shop & Save:
        Homestead, PA                       -              -               1,139,419         (c)                 1,139,419
        Penn Hills, PA                      -              -               1,043,297          1,243,131          2,286,428

     Sports Authority:
        Memphis, TN                          66,860        -               2,459,381         (g)                 2,459,381

     SuperValu:
        Huntington, WV                      -              -               1,254,238            760,602          2,014,840

     Top's:
        Lacey, WA                           -              -               2,777,449          7,082,150          9,859,599

     Wacammaw:
        Fairfax, VA                         -              -               2,156,801         (c)                 2,156,801

     Waremart:
        Eureka, CA                          -              -               3,135,036          5,470,607          8,605,643

     Wendy's Old Fashioned
       Hamburger:
        Fenton, MO                          -              -                 307,068            496,410            803,478
        Longwood, FL                        -              -                 333,335            194,926            528,261

     Unallocated costs
        relating to construction
        in progress                      208,295

                                      ==============   ==========   =================  =================   ================
                                          4,169,576            -         199,991,749        209,272,492        409,264,241
                                      ==============   ==========   =================  =================   ================


Properties the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
        Houston, TX                         -              -               -                 (c)                 (c)
        Houston, TX                         -              -               -                 (c)                 (c)
        N. Richland Hills, TX               -              -               -                 (c)                 (c)
        Houston, TX                         -              -               -                 (c)                 (c)
        Houston, TX                         -              -               -                 (c)                 (c)
        Baton Rouge, LA                     -              -               -                 (c)                 (c)

     Barnes & Noble:
        Plantation, FL                      -              -               -                 (c)                 (c)

     Best Buy:
        Evanston, IL                        -              -               -                 (c)                 (c)

     Borders:
        Altamonte Spgs, FL                  -              -               -                 (c)                 (c)

     Checkers:
        Orlando, FL                         -              -               -                 (c)                 (c)

     Denny's:
        Landrum, SC                         -              -               -                 (c)                 (c)
        Mooresville, NC                     -              -               -                 (c)                 (c)
        Duncan, SC                          -              -               -                 (c)                 (c)
        Akron, OH                           -              -              (d)                (d)                 (d)
        Topeka, KS                          -              -               -                 (c)                 (c)
        Winter Springs, FL                  -              -               -                 (c)                 (c)

     Eckerd:
        San Antonio, TX                     -              -               -                 (c)                 (c)
        Dallas, TX                          -              -               -                 (c)                 (c)
        Garland, TX                         -              -               -                 (c)                 (c)
        Arlington, TX                       -              -               -                 (c)                 (c)
        Millville, NJ                       -              -               -                 (c)                 (c)
        Atlanta. GA                         -              -               -                 (c)                 (c)
        Mantua, NJ                          -              -               -                 (c)                 (c)
        Vineland, NJ                        -              -              (d)                (d)                 (d)
        Amarillo, TX                        -              -               -                 (c)                 (c)
        Amarillo, TX                        -              -               -                 (c)                 (c)
        Amarillo, TX                        -              -              (d)                (d)                 (d)
        Glassboro, NJ                       -              -               -                 (c)                 (c)
        Kissimmee , FL                      -              -               -                 (c)                 (c)
        Colleyville, TX                     -              -               -                 (c)                 (c)
        Alice,TX                            -              -              (d)                (d)                 (d)
        Tampa, FL                           -              -               -                 (c)                 (c)
        Lafayette, LA                       -              -               -                 (c)                 (c)
        Moore, OK                           -              -               -                 (c)                 (c)
        Tallhassee, FL                      -              -               -                 (c)                 (c)
        East Point, GA                      -              -              (d)                (d)                 (d)
        Irving, TX                          -              -               -                 (c)                 (c)
        Ft. Worth, TX                       -              -              (d)                (d)                 (d)
        Williston, FL                       -              -               -                 (c)                 (c)
        Jasper, FL                          -              -               -                 (c)                 (c)
        Oklahoma City, OK                   -              -              (m)                (c)                 (c)
        Oklahoma City, OK                   -              -              (m)                (c)                 (c)
        Norman, OK                          -              -               -                 (c)                 (c)
        Chattanooga , TN                    -              -               -                 (c)                 (c)

     Food 4 Less:
        Lemon Grove, CA                     -              -               -                 (c)                 (c)

     Food Lion:
        Keystone Hts, FL                    -              -              (d)                (d)                 (d)
        Chattanooga, TN                     -              -              (d)                (d)                 (d)
        Lynchburg, VA                       -              -              (d)                (d)                 (d)
        Martinsburg, WV                     -              -              (d)                (d)                 (d)

     Good Guys:
        Stockton, CA                        -              -              (d)                (d)                 (d)
        Portland, OR                        -              -              (d)                (d)                 (d)

     Hardee's:
        Mobile, AL                          -              -               -                 (c)                 (c)
        Warrior, AL                         -              -               -                 (c)                 (c)
        Horn Lake, MS                       -              -               -                 (c)                 (c)
        West Point, MS                      -              -               -                 (c)                 (c)
        Columbia, TN                        -              -               -                 (c)                 (c)
        Johnson City, TN                    -              -               -                 (c)                 (c)
        Iuka, MS                            -              -              (d)                (d)                 (d)
        Biscoe, NC                          -              -              (d)                (d)                 (d)
        Aynor, SC                           -              -              (d)                (d)                 (d)

     Hi-Lo Automotive:
        Copperas Cove, TX                   -              -              (d)                (d)                 (d)
        Ft. Worth, TX                       -              -              (d)                (d)                 (d)
        Baton Rouge, LA                     -              -              (d)                (d)                 (d)
        Lake Jackson, TX                    -              -              (d)                (d)                 (d)
        Edinberg, TX                        -              -              (d)                (d)                 (d)
        Pantego, TX                         -              -              (d)                (d)                 (d)
        Ft. Worth, TX                       -              -              (d)                (d)                 (d)
        Pharr, TX                           -              -              (d)                (d)                 (d)
        Baton Rouge, LA                     -              -              (d)                (d)                 (d)
        Houston, TX                         -              -              (d)                (d)                 (d)

     HomePlace:
        Arlington, TX                       -              -              (d)                (d)                 (d)
        Bowie, MD                           -              -               -                 (c)                 (c)

     International House of Pancakes:
        Stafford, TX                        -              -               -                 (c)                 (c)
        Sunset Hills, MO                    -              -               -                 (c)                 (c)
        Las Vegas, NV                       -              -               -                 (c)                 (c)
        Ft. Worth, TX                       -              -               -                 (c)                 (c)
        Arlington, TX                       -              -               -                 (c)                 (c)
        Matthews, NC                        -              -               -                 (c)                 (c)
        Phoenix, AZ                         -              -               -                 (c)                 (c)

     Kash N' Karry:
        Brandon, FL                         -              -              (d)                (d)                 (d)

     Levitz:
        Tempe, AZ                           -              -              (d)                (d)                 (d)

     Luria's:
        South Miami, FL                     -              -               -                 (c)                 (c)
        Coral Gables, FL                    -              -               -                 (c)                 (c)

     Oshman's Sporting Goods:
        Dallas, TX                          -              -               -                 (c)                 (c)

     Ro-Jack's Food Store:
        Warwick, RI                         -              -               -                 (c)                 (c)

     Shop & Save:
        Homestead, PA                       -              -               -                 (c)                 (c)

     Wacammaw:
        Fairfax, VA                         -              -               -                 (c)                 (c)


                                      ==============   ==========
                                            -              -
                                      ==============   ==========






                                                                                      Life on Which
                                                                                     Depreciation in
                                                          Date                        Latest Income
                                       Accumulated       of Con-       Date            Statement is
                                       Depreciation     struction    Acquired            Computed
-----------------------------------   ---------------   ----------   ----------      -----------------
Properties the Company
  has Invested in Under
  Under Operating Leases:

     Academy:
        Houston, TX                         -             1994         05/95               (c)
        Houston, TX                         -             1995         06/95               (c)
        N. Richland Hills, TX               -             1996         08/95   (h)         (c)
        Houston, TX                         -             1996         02/96   (h)         (c)
        Houston, TX                         -             1996         06/96   (h)         (c)
        Baton Rouge, LA                     -             1997         08/96   (h)         (c)

     Babies "R" Us:
        Arlington, TX                         98,489      1996         06/96             40 years

     Barnes & Noble:
        Lakeland, FL                         112,733      1995         07/94   (h)       40 years
        Brandon, FL                          113,699      1995         08/94   (h)       40 years
        Denver, CO                           221,282      1994         09/94             40 years
        Houston, TX                          134,785      1995         10/94   (h)       40 years
        Cary, NC                             128,048      1996         05/95   (h)       40 years
        Plantation, FL                      -             1996         05/95   (h)         (c)
        Lafayette, LA                         97,834      1996         06/95   (h)       40 years
        Oklahoma City, OK                    114,021      1996         06/95   (h)       40 years
        Daytona, FL                           99,183      1996         09/95   (h)       40 years
        Freehold, NJ                         108,637      1995         01/96             40 years
        Dayton, OH                            50,367      1996         05/97             40 years
        Redding, CA                           22,015      1997         06/97             40 years

     Best Buy:
        Corpus Christi, TX                    92,987      1967         11/93             40 years
        Brandon, FL                           60,640      1996         02/97             40 years
        Evanston, IL                        -             1994         02/97               (c)
        Cuyahoga Falls, OH                    31,950      1970         06/97             40 years
        Rockville, MD                         39,174      1995         07/97             40 years
        Fairfax, VA                           30,169      1995         08/97             40 years
        St. Petersburg, FL                    21,578      1997         09/97             40 years

     Blockbuster:
        Dallas, TX                           186,430      1985         04/94             40 years
        Conyers, GA                            7,533      1997         06/97             40 years

     Borders Books & Music:
        Wilmington, DE                       458,689      1994         12/94             40 years
        Richmond, VA                         166,446      1995         06/95             40 years
        Ft. Lauderdale, FL                   180,900      1995         02/96             40 years
        Bangor, ME                            94,980      1996         06/96             40 years
        Altamonte Spgs, FL                  -             1997         09/97               (c)

     Burger King:
        Asheboro, NC                         112,089      1986         07/92             40 years
        Galliano, LA                         155,445      1991         07/92             40 years
        John's Island, SC                     96,017      1988         07/92             40 years
        Lake Charles, LA                     132,786      1988         07/92             40 years
        Lancaster, OH                         80,137      1987         07/92             40 years
        Natchez, MS                           89,860      1986         07/92             40 years
        Tappahannock, VA                      78,757      1987         07/92             40 years
        Warren, MI                           107,942      1987         07/92             40 years
        Manchester, NH                        49,234      1980         05/93             40 years
        Rochester, NH                         89,503      1987         05/93             40 years
        Columbus, OH                          45,826      1982         06/93             40 years
        Coon Rapids, MN                       61,343      1990         06/93             40 years
        Opeleousas, LA                        92,814      1989         06/93             40 years
        St. Paul, MN                          61,107      1986         06/93             40 years

     Checkers:
        Orlando, FL                         -             1988         07/92               (c)

     CompUSA:
        Mission Viejo, CA                     88,410      1994         02/94   (h)       40 years

     Computer City:
        Miami, FL                            172,795      1994         04/94             40 years
        Baton Rouge, LA                       45,741      1995         12/95             40 years
        Anchorage, AK                         76,441      1995         02/96             40 years
        Richmond, VA                          77,372      1996         05/96             40 years

     Dave's:
        Maple Heights, OH                     62,878      1985         02/97             40 years

     Denny's:
        Duncan, SC                          -             1992         05/93               (c)
        Greensboro, NC                        56,657      1992         05/93             40 years
        Greenville, SC                        46,034      1985         05/93             40 years
        Houston, TX                           65,795      1985         05/93             40 years
        Landrum, SC                         -             1992         05/93               (c)
        Mooresville, NC                     -             1992         05/93               (c)
        Santee, SC                            35,832      1992         05/93             40 years
        Topeka, KS                          -             1989         06/93               (c)
        Winter Springs, FL                  -             1994         01/94               (c)

     Dick's Clothing:
        Taylor, MI                           114,244      1996         08/96             40 years
        White Marsh, MD                      126,878      1996         08/96             40 years

     Eckerd:
        San Antonio, TX                     -             1993         12/93               (c)
        Dallas, TX                          -             1994         01/94               (c)
        Garland, TX                         -             1994         02/94               (c)
        Arlington, TX                       -             1994         02/94               (c)
        Millville, NJ                       -             1994         03/94               (c)
        Atlanta, GA                         -             1994         03/94               (c)
        Mantua, NJ                          -             1994         06/94               (c)
        Amarillo, TX                        -             1994         12/94               (c)
        Amarillo, TX                        -             1994         12/94               (c)
        Glassboro, NJ                       -             1994         12/94               (c)
        Kissimmee , FL                      -             1995         04/95               (c)
        Colleyville, TX                     -             1995         06/95               (c)
        Tampa, FL                           -             1995         12/95               (c)
        Douglasville, GA                      47,825      1996         01/96             40 years
        Lafayette, LA                       -             1995         01/96               (c)
        Moore, OK                           -             1995         01/96               (c)
        Midwest City, OK                      50,348      1996         03/96             40 years
        Tallhassee, FL                      -             1996         06/96               (c)
        Irving, TX                          -             1996         12/96               (c)
        Snellville, GA                        33,180      1996         12/96             40 years
        Jasper, FL                          -             1994         01/97               (c)
        Williston, FL                       -             1995         01/97               (c)
        Pantego, TX                           19,621      1997         06/97             40 years
        Conyers, GA                           13,527      1997         06/97             40 years
        Norman, OK                          -             1997         06/97               (c)
        Chattanooga , TN                    -             1997         09/97               (c)
        Stone Mountain, GA                     8,102      1997         09/97             40 years
        Arlington, TX                       -              (g)         11/97               (g)
        Leavenworth, KS                     -              (g)         11/97               (g)
        Augusta, GA                            1,382      1997         12/97             40 years
        Riverdale, GA                          1,779      1997         12/97             40 years
        Morrow, GA                             1,300      1997         12/97             40 years

     Food 4 Less:
        Lemon Grove, CA                     -             1996         07/95   (h)         (c)

     Golden Corral:
        Woodstock, GA          (e)           128,940      1984         11/84             35 years
        Edenton, NC                          125,075      1984         11/84             35 years
        Rockledge, FL          (e)           132,800      1984         12/84             35 years
        Gilmer, TX             (e)           115,501      1984         12/84             35 years
        Bonham, TX             (e)           134,079      1984         12/84             35 years
        Center, TX             (e)           120,334      1984         12/84             35 years
        Leitchfield, KY        (e)           119,460      1984         12/84             35 years
        Marietta, GA           (e)           134,992      1984         12/84             35 years
        Silsbee, TX            (e)           117,686      1984         12/84             35 years
        Atlanta, TX            (e)           143,117      1985         01/85             35 years
        Vernon, TX             (e)           124,528      1985         03/85             35 years
        Abbeville, LA          (e)           137,200      1985         04/85             35 years
        Fredricksburg, TX                    121,593      1985         04/85             35 years
        Clanton, AL            (e)           112,406      1985         05/85             35 years
        Pleasanton, TX         (e)           119,655      1985         05/85             35 years
        Bowie, TX              (e)           117,942      1985         05/85             35 years
        Jacksonville, TX                     120,460      1985         05/85             35 years
        Lake Placid, FL        (e)           115,492      1985         05/85             35 years
        Ennis, TX                            135,132      1985         07/85             35 years
        Melbourne, FL          (e)           125,812      1985         07/85             35 years
        Franklin, LA           (e)           146,260      1985         07/85             35 years
        Franklin, VA                         114,777      1987         02/87             40 years
        Minden, LA             (e)            88,853      1989         03/89             40 years
        Durant, OK                            86,573      1989         08/89             40 years

     The Good Guys:
        Foothill Ranch, CA                    62,962      1995         12/96             40 years
        Valencia,CA                           63,335      1995         02/97             40 years
        Riverside, CA                         43,144      1995         05/97             40 years

     Hardee's:
        Chalkville, AL                        47,721      1992         10/93             40 years
        Columbia, TN                        -             1993         10/93               (c)
        Gulf Shores, AL                       62,125      1993         10/93             40 years
        Horn Lake, MS                       -             1993         10/93               (c)
        Johnson City, TN                    -             1993         10/93               (c)
        Mobile, AL                          -             1993         10/93               (c)
        Petal, MS                             43,339      1993         10/93             40 years
        Rock Hill, SC                         48,690      1993         10/93             40 years
        Tusculum, TN                          52,953      1993         10/93             40 years
        Warrior, AL                         -             1992         10/93               (c)
        West Point, MS                      -             1993         10/93               (c)

     Hi-Lo Automotive:
        Mesquite, TX                          41,137      1994         10/94             40 years
        Arlington, TX                         44,099      1993         11/94             40 years
        Ft. Worth, TX                         39,521      1993         11/94             40 years
        Garland, TX                           39,498      1993         11/94             40 years
        Houston, TX                           41,043      1994         11/94             40 years
        Dallas, TX                            40,941      1994         12/94             40 years
        Bastrop, TX                           21,658      1994         09/95             40 years
        Eagle Pass, TX                        25,768      1994         09/95             40 years
        Lake Worth, TX                        30,497      1995         09/95             40 years
        McAllen, TX                           34,222      1995         09/95             40 years
        Nacogdoches, TX                       29,521      1995         09/95             40 years
        San Antonio, TX                       36,389      1994         09/95             40 years
        Temple, TX                            33,224      1989         09/95             40 years
        Universal City, TX                    32,259      1995         09/95             40 years

     HomePlace:
        Altamonte Spgs, FL                    35,563      1997         09/97             40 years
        White Marsh, MD                     -              (g)         10/97               (g)
        Ft. Myers, FL                          4,214      1997         12/97             40 years
        Bowie, MD                           -             1997         12/97               (c)

     International House of Pancakes:
        Stafford, TX                        -             1992         10/93               (c)
        Sunset Hills, MO                    -             1993         10/93               (c)
        Las Vegas, NV                       -             1993         12/93               (c)
        Ft. Worth, TX                       -             1993         12/93               (c)
        Arlington, TX                       -             1993         12/93               (c)
        Matthews, NC                        -             1993         12/93               (c)
        Phoenix, AZ                         -             1993         12/93               (c)

     Just for Feet:
        Albuquerque, NM                       31,626      1997         06/97             40 years

     Kroger:
        Columbus, OH                          11,387      1982         02/97             40 years

     Linens 'n Things:
        Freehold, NJ                         184,500      1994         08/94             40 years

     Luria's:
        Coral Gables, FL                    -             1994         06/96               (c)
        South Miami, FL                     -             1988         06/96               (c)
        Tampa, FL                             57,382      1994         06/96             40 years

     Marshalls:
        Freehold, NJ                         215,974      1994         08/94             40 years

     Office Depot:
        Arlington, TX                        138,122      1991         01/94             40 years

     OfficeMax:
        Corpus Christi, TX                   108,276      1967         11/93             40 years
        Dallas, TX                           171,106      1993         12/93             40 years
        Cincinnati, OH                       137,099      1994         07/94             40 years
        Evanston, IL                         112,536      1995         06/95             40 years
        Altamonte Spgs, FL                   143,236      1995         01/96             40 years
        Pompano Beach, FL                     90,724      1972         02/96             40 years
        Cutler Ridge, FL                      55,775      1995         06/96             40 years
        Sacramento, CA                        74,203      1996         12/96             40 years
        Salinas, CA                           40,016      1995         02/97             40 years
        Redding, CA                           29,542      1997         06/97             40 years
        Kelso, WA                           -              (g)         09/97               (g)

     Oshman's Sporting Goods:
        Dallas, TX                          -             1994         03/94               (c)

     Petco:
        Grand Forks, ND                          972      1996         12/97             40 years

     Pier 1 Imports:
        Dallas, TX                           101,631      1980         04/94             40 years
        Memphis, TN                           11,128      1997         09/96    (h)      40 years
        Sanford, FL                         -              (f)         06/97               (f)

     Pizza Hut:
        Orlando, FL                           54,552      1974         08/93            20.9 years

     Rally's:
        Toledo, OH                            45,347      1989         07/92            38.8 years

     Robb & Stucky:
        Ft. Myers, FL                          6,657      1997         12/97             40 years

     Roger & Marv's:
        Kenosha, WI                           70,372      1992         02/97             40 years

     Ro-Jack's Food Store:
        Warwick, RI                         -             1992         02/97               (c)

     Scotty's:
        Orlando, FL                          131,096      1995         06/95             40 years
        Orlando, FL                          128,595      1995         06/95             40 years

     Sears Homelife:
        Clearwater, FL                       290,797      1992         05/93             40 years
        Orlando, FL                          251,018      1992         05/93             40 years
        Pensacola, FL                         60,271      1994         06/96             40 years
        Raleigh, NC                           66,248      1995         06/96             40 years
        Tampa, FL                             77,287      1992         06/96             40 years

     Shop & Save:
        Homestead, PA                       -             1994         02/97               (c)
        Penn Hills, PA                        27,194      1991         02/97             40 years

     Sports Authority:
        Memphis, TN                         -              (g)         12/97               (g)

     SuperValu:
        Huntington, WV                        16,638      1971         02/97             40 years

     Top's:
        Lacey, WA                            154,922      1992         02/97             40 years

     Wacammaw:
        Fairfax, VA                         -             1995         12/95               (c)

     Waremart:
        Eureka, CA                           119,670      1965         02/97             40 years

     Wendy's Old Fashioned
       Hamburger:
        Fenton, MO                            82,859      1985         07/92             33 years
        Longwood, FL                          34,179      1982         07/92            31.4 years

     Unallocated costs
        relating to construction
        in progress

                                      ===============
                                          12,296,997
                                      ===============


Properties the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
        Houston, TX                        (c)            1994         05/95               (c)
        Houston, TX                        (c)            1995         06/95               (c)
        N. Richland Hills, TX              (c)            1996         08/95    (h)        (c)
        Houston, TX                        (c)            1996         02/96    (h)        (c)
        Houston, TX                        (c)            1996         06/96    (h)        (c)
        Baton Rouge, LA                    (c)            1997         08/96    (h)        (c)

     Barnes & Noble:
        Plantation, FL                     (c)            1996         05/95    (h)        (c)

     Best Buy:
        Evanston, IL                       (c)            1994         02/97               (c)

     Borders:
        Altamonte Spgs, FL                 (c)            1997         09/97               (c)

     Checkers:
        Orlando, FL                        (c)            1988         07/92               (c)

     Denny's:
        Landrum, SC                        (c)            1992         05/93               (c)
        Mooresville, NC                    (c)            1992         05/93               (c)
        Duncan, SC                         (c)            1992         05/93               (c)
        Akron, OH                          (d)            1992         05/93               (d)
        Topeka, KS                         (c)            1989         06/93               (c)
        Winter Springs, FL                 (c)            1994         01/94               (c)

     Eckerd:
        San Antonio, TX                    (c)            1993         12/93               (c)
        Dallas, TX                         (c)            1994         01/94               (c)
        Garland, TX                        (c)            1994         02/94               (c)
        Arlington, TX                      (c)            1994         02/94               (c)
        Millville, NJ                      (c)            1994         03/94               (c)
        Atlanta. GA                        (c)            1994         03/94               (c)
        Mantua, NJ                         (c)            1994         06/94               (c)
        Vineland, NJ                       (d)            1994         11/94               (d)
        Amarillo, TX                       (c)            1994         12/94               (c)
        Amarillo, TX                       (c)            1994         12/94               (c)
        Amarillo, TX                       (d)            1994         12/94               (d)
        Glassboro, NJ                      (c)            1994         12/94               (c)
        Kissimmee , FL                     (c)            1995         04/95               (c)
        Colleyville, TX                    (c)            1995         06/95               (c)
        Alice,TX                           (d)            1995         06/95               (d)
        Tampa, FL                          (c)            1995         12/95               (c)
        Lafayette, LA                      (c)            1995         01/96               (c)
        Moore, OK                          (c)            1995         01/96               (c)
        Tallhassee, FL                     (c)            1996         06/96               (c)
        East Point, GA                     (d)            1996         12/96               (d)
        Irving, TX                         (c)            1996         12/96               (c)
        Ft. Worth, TX                      (d)            1996         12/96               (d)
        Williston, FL                      (c)            1995         01/97               (c)
        Jasper, FL                         (c)            1994         01/97               (c)
        Oklahoma City, OK                  (c)            1997         06/97               (c)
        Oklahoma City, OK                  (c)            1997         06/97               (c)
        Norman, OK                         (c)            1997         06/97               (c)
        Chattanooga , TN                   (c)            1997         09/97               (c)

     Food 4 Less:
        Lemon Grove, CA                    (c)            1996         07/95   (h)         (c)

     Food Lion:
        Keystone Hts, FL                   (d)            1993         05/93               (d)
        Chattanooga, TN                    (d)            1993         10/93               (d)
        Lynchburg, VA                      (d)            1994         01/94               (d)
        Martinsburg, WV                    (d)            1994         08/94               (d)

     Good Guys:
        Stockton, CA                       (d)            1991         07/94               (d)
        Portland, OR                       (d)            1996         05/96               (d)

     Hardee's:
        Mobile, AL                         (c)            1993         10/93               (c)
        Warrior, AL                        (c)            1992         10/93               (c)
        Horn Lake, MS                      (c)            1993         10/93               (c)
        West Point, MS                     (c)            1993         10/93               (c)
        Columbia, TN                       (c)            1993         10/93               (c)
        Johnson City, TN                   (c)            1993         10/93               (c)
        Iuka, MS                           (d)            1993         10/93               (d)
        Biscoe, NC                         (d)            1993         10/93               (d)
        Aynor, SC                          (d)            1993         10/93               (d)

     Hi-Lo Automotive:
        Copperas Cove, TX                  (d)            1994         10/94               (d)
        Ft. Worth, TX                      (d)            1993         10/94               (d)
        Baton Rouge, LA                    (d)            1994         10/94               (d)
        Lake Jackson, TX                   (d)            1994         10/94               (d)
        Edinberg, TX                       (d)            1993         10/94               (d)
        Pantego, TX                        (d)            1993         10/94               (d)
        Ft. Worth, TX                      (d)            1993         11/94               (d)
        Pharr, TX                          (d)            1993         11/94               (d)
        Baton Rouge, LA                    (d)            1994         12/94               (d)
        Houston, TX                        (d)            1982         09/95               (d)

     HomePlace:
        Arlington, TX                      (d)            1996         06/96               (d)
        Bowie, MD                          (c)            1997         12/97               (c)

     International House of Pancakes:
        Stafford, TX                       (c)            1992         10/93               (c)
        Sunset Hills, MO                   (c)            1993         10/93               (c)
        Las Vegas, NV                      (c)            1993         12/93               (c)
        Ft. Worth, TX                      (c)            1993         12/93               (c)
        Arlington, TX                      (c)            1993         12/93               (c)
        Matthews, NC                       (c)            1993         12/93               (c)
        Phoenix, AZ                        (c)            1993         12/93               (c)

     Kash N' Karry:
        Brandon, FL                        (d)            1997         10/96   (h)         (d)

     Levitz:
        Tempe, AZ                          (d)            1994         01/95               (d)

     Luria's:
        South Miami, FL                    (c)            1988         06/96               (c)
        Coral Gables, FL                   (c)            1994         06/96               (c)

     Oshman's Sporting Goods:
        Dallas, TX                         (c)            1994         03/94               (c)

     Ro-Jack's Food Store:
        Warwick, RI                        (c)            1992         02/97               (c)

     Shop & Save:
        Homestead, PA                      (c)            1994         02/97               (c)

     Wacammaw:
        Fairfax, VA                        (c)            1995         12/95               (c)







                        COMMERCIAL NET LEASE REALTY, INC.
        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997



(a)  Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                               1997            1996            1995
                                                                           -----------     -----------    -----------
     Land and Buildings:
         Balance at the Beginning of Period                                 277,109,358     161,454,129     109,852,431
            Acquisitions                                                    156,011,944     116,563,622      51,601,698
            Sale of land and buildings                                      (19,846,879)       (908,393)         -
                                                                            -----------     -----------     -----------
         Balance at the Close of Period                                     413,274,423     277,109,358     161,454,129
                                                                            ===========     ===========     ===========

     Accumulated Depreciation:
         Balance at the Beginning of Period                                  8,078,562       5,497,390       3,761,369
            Sale of land and buildings                                        (258,942)       (222,940)         -
            Depreciation expense                                             4,477,377       2,804,112       1,736,021
                                                                            -----------     ------------     ----------
         Balance at the Close of Period                                     12,296,997       8,078,562       5,497,390
                                                                            ============    ============     ===========

(b) As of December 31, 1997, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 1997, the aggregate cost of the properties owned by the Company and its subsidaries for federal income tax purposes was $534,688,369.

(c) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e) The tenant of this property, Golden Corral Corporation, has subleased this property. Golden Corral Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

(f) The Company owns only land for this property. Pursuant to the lease agreement, the Company is to purchase the building once construction is complete.

(g) The Company owns only land for this property. The building is under construction; therefore, no depreciation was taken.

(h) Date acquired represents acquisition date of land. Pursuant to the lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(i)  During the years ended  December 31, 1997,  1996 and 1995,  the Company (i)
     incurred acquisition fees and expense reimbursement fees totalling $2,552,205, $2,278,306 and $937,363, respectively, paid to CNL Realty
     Advsisors, Inc. and (ii) acquired land and buildings purchased from affiliates of CNL Realty Advisors, Inc. for an aggregate cost of $39,322,795, $37,712,514, and $17,968,518, respectively. Such amounts are included in land and buildings on operating leases and net investments in direct financing leases.

(j) Property is encumbered as a part of the Company's $13,150,000 long term, fixed rate mortgage and security agreement.

(k) Property is encumbered as a part of the Company's $39,450,000 long term, fixed rate mortgage and security agreement.

(l) Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumberance is listed with the land portion of the property.

(m) The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.





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

         3.4 Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant's Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

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

         10.10 Second Renewal and Modification Promissory Note, dated September 3, 1996, by and among Registrant and First Union National Bank of Florida, as the Agent, relating to $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

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

         13 Annual Report to Shareholders for the year ended December 31, 1997 (previously filed).

         23 Consent of Independent Accountants dated March 16, 1998 (previously filed).

     (b) The Registrant filed one report on Form 8-K on December 19, 1997, for the purpose of incorporating certain items by reference into its registration statement on Form S-3 dated December 19, 1997, and one report on form 8-K on December 22, 1997, reporting the approval by the stockholders of the Registrant of the Agreement and Plan of Merger by and among the Registrant, Net Lease Realty II, Inc. and the Stockholders of CNL Realty Advisors, Inc.