Form 10-Q
period 1998-03-31
COMMERCIAL NET LEASE REALTY INC
filed 1998-05-15
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


                                    Maryland
         (State or other jurisdiction of incorporation or organization)

                                   56-1431377
                     (I.R.S. Employment Identification No,)


                   400 E. South Street, Orlando, Florida 32801
          (Address of principal executive offices, including zip code)


                                 (407) 423-7348
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                      -------      --------.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,184,762 shares of Common Stock,$.01 par value,outstanding as of May 11 ,1998.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES

                                    CONTENTS

Part I                                                                     Page
     Item 1    Financial Statements:

               Condensed Consolidated Balance Sheets..........................1

               Condensed Consolidated Statements of Earnings..................2

               Condensed Consolidated Statements of Cash Flows................3

               Notes to Condensed Consolidated Financial Statements...........5

     Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................11
Part II

     Other Information     ..................................................15

                        COMMERCIAL NET LEASE REALTY, INC.
                                AND SUBSIDIARIES


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                   ASSETS                             March 31,      December 31,
                                                                        1998             1997

                                                                     ---------      ------------
Real estate:
    Accounted for using the operating method,
      net of accumulated depreciation                                 $409,621         $400,977
    Accounted for using the direct financing method                    115,059          118,747
Investment in partnership                                                3,919            3,925
Cash and cash equivalents                                               10,629            2,160
Receivables                                                                666              515
Due from related parties                                                   370               12
Prepaid expenses                                                           391              287
Debt costs, net of accumulated amortization
    of $2,067 and  $1,868                                                2,746            1,762
Accrued rental income                                                    7,850            7,063
Other assets                                                             1,502            1,566
                                                                      ---------        --------
                                                                      $552,753         $537,014
                                                                      ========         ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                        $ 14,000         $115,100
Mortgages payable                                                       56,329           56,736
Notes payable, net of unamortized discount of $270 in 1998              99,730                -
Accrued interest payable                                                   464              765
Accounts payable and accrued expenses                                    2,955            1,392
Rents paid in advance                                                      850              877
                                                                      ---------        --------
     Total liabilities                                                 174,328          174,870
                                                                      ---------        --------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 90,000,000 shares;
      issued and outstanding 29,184,762 and 27,953,627 shares,
      respectively                                                         292             280
    Excess stock, $0.01 par value.  Authorized 90,000,000 shares;
      none issued and outstanding                                            -               -
    Capital in excess of par value                                     382,074         361,793
    Retained earnings (deficit)                                         (3,941)             71
                                                                      ---------       --------
        Total stockholders' equity                                     378,425         362,144
                                                                      ---------       --------
                                                                      $552,753        $537,014
                                                                      =========       ========

     See accompanying notes to condensed consolidated financial statements.

               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)

                                                                           Quarter Ended
                                                                             March 31,
                                                                        1998              1997
                                                                   ------------       -----------
Revenues:
    Rental income from operating leases                             $   11,338         $    8,139
    Earned income from direct financing leases                           3,233              2,676
    Contingent rental income                                               198                165
    Interest and other                                                     606                 36
                                                                    ----------         ----------
                                                                        15,375             11,016
                                                                    ----------         ----------
Expenses:
    General operating and administrative                                 1,762                539
    Advisory fees to related party                                           -                472
    Interest                                                             3,000              2,363
    Depreciation and amortization                                        1,572              1,168
    Expenses incurred in acquiring advisor from related party            4,692                  -
                                                                    ----------         ----------
                                                                        11,026              4,542
                                                                    ----------         ----------

Earnings before equity in earnings of unconsolidated
    partnership and gain on sale of real estate                          4,349              6,474

Equity in earnings of unconsolidated partnership                            91                  -

Gain on sale of real estate                                                  -                271
                                                                    ----------         ----------

Net earnings                                                        $    4,440         $    6,745
                                                                    ==========         ==========

Net earnings per share of common stock:
    Basic                                                           $     0.16         $     0.31
                                                                    ==========         ==========
    Diluted                                                         $     0.15         $     0.31
                                                                    ==========         ==========

Weighted average number of shares outstanding:
    Basic                                                           28,476,268         21,859,116
                                                                    ==========         ==========
    Diluted                                                         28,716,516         22,008,594
                                                                    ==========         ==========

      See accompanying notes to condensed consolidated financial statements

               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (dollars in thousands)

                                                                           Quarter Ended
                                                                             March 31,
                                                                        1998            1997
                                                                     ----------       --------

Cash flows from operating activities:
    Net earnings                                                      $  4,440       $  6,745
    Adjustments to  reconcile  net  earnings to net cash
       provided by  operating activities:
         Depreciation                                                    1,371            951
         Amortization                                                      201            217
         Gain on sale of real estate                                         -           (271)
         Expenses incurred in acquiring advisor from related party       4,692              -
         Equity in earnings of unconsolidated partnership                  (91)             -
         Decrease in real estate leased to others using the
             direct financing method                                       304            258
         Increase in accrued rental income                                (787)          (690)
         Decrease (increase) in receivables                                 (4)           125
         Increase in due from related party                               (358)             -
         Decrease (increase) in prepaid expenses                          (104)             9
         Decrease in other assets                                           67             11
         Increase (decrease) in accrued interest payable                  (301)            47
         Increase in accounts payable and
             accrued expenses                                              538            187
         Increase (decrease) in rents paid in advance                      (27)           249
                                                                     ----------       --------
                Net cash provided by operating activities                9,941          7,838
                                                                     ----------       --------

Cash flows from investing activities:
    Additions to real estate accounted for using  the
       operating method                                                 (5,926)       (51,679)
    Additions to real estate accounted for using the direct
       financing method                                                      -         (9,631)
    Proceeds from the sale of real estate                                    -            551
    Increase in other assets                                              (749)        (2,173)
    Other                                                                    -            (78)
                                                                     ----------      ---------
                Net cash used in investing activities                   (6,675)       (63,010)
                                                                     ----------      ---------

Cash flows from financing activities:
    Proceeds from line of credit                                         4,500         62,900
    Repayment of line of credit                                       (105,600)       (39,369)
    Proceeds from notes payable                                         99,729              -
    Repayment of mortgages payable                                        (407)             -
    Payment of debt costs                                                 (838)             -
    Proceeds from issuance of common stock                              17,293         39,778
    Payment of stock issuance costs                                       (959)        (1,995)
    Payment of dividends                                                (8,452)        (6,229)
    Other                                                                  (63)            16
                                                                     ----------      ---------
                Net cash provided by financing activities                5,203         55,101
                                                                     ----------      ---------

Net increase (decrease) in cash and cash equivalents                     8,469            (71)

Cash and cash equivalents at beginning of quarter                        2,160          1,410
                                                                     ----------      ---------
Cash and cash equivalents at end of quarter                          $  10,629       $  1,339
                                                                     ==========      =========

Supplemental schedule of non-cash investing and
   financing activities:
    Issued 220,000 shares of common stock in connection
       with acquisition of the Company's advisor                     $  3,933        $      -
                                                                     =========       =========
    Net assets acquired in connection with the acquisition
       of the Company's advisor                                      $     12        $      -
                                                                     =========       =========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                And SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      Quarter Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from the audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 1997.

         The  consolidated   financial   statements   include  the  accounts  of
         Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

         Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period and diluted earnings per share are calculated based upon weighted average number of common shares outstanding plus potential dilutive common share equivalents.

2.       Leases:

         The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." As of March 31, 1998, 152 of the leases have been classified as operating leases and 85 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 55 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.       Real Estate:

         Accounted for Using the Operating Method - Land and buildings on operating leases consisted of the following at (dollars in thousands):


                                                     March 31,     December 31,
                                                      1998              1997
                                                     ---------     ------------

                   Land                              $200,620        $199,992
                   Buildings and improvements         217,961         209,272
                                                     ---------       ---------
                                                      418,581         409,264
                   Less accumulated depreciation      (13,638)        (12,297)
                                                     ---------       ---------
                                                      404,943         396,967
                   Construction in progress             4,678           4,010
                                                     ---------       ---------
                                                     $409,621        $400,977
                                                     =========       =========

         Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarters ended March 31, 1998 and 1997, the Company recognized $802,000 and $704,000, respectively, of such income.

         The following is a schedule of future minimum lease payments to be received on non-cancellable operating leases at March 31, 1998 (dollars in thousands):

                   1998                         $ 29,996
                   1999                           40,319
                   2000                           40,743
                   2001                           41,385
                   2002                           41,051
                   Thereafter                    449,929
                                                --------
                                                $643,423
                                                ========

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

         Accounted for Using the Direct Financing Method - The following lists the components of real estate leased to others using the direct financing method at (dollars in thousands):


                                                       March 31,    December 31,
                                                         1998           1997
                                                       ---------    ------------

                  Minimum lease payments
                     to be received                    $247,721      $258,715
                  Estimated residual values              35,118        35,981
                  Less unearned income                 (167,780)     (175,949)
                                                       ---------     ---------
                  Real estate leased to others using
                     the direct financing method       $115,059      $118,747
                                                       =========     =========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 1998 (dollars in thousands):

                  1998                           $ 10,515
                  1999                             14,068
                  2000                             14,187
                  2001                             14,224
                  2002                             14,296
                  Thereafter                      180,431
                                                 --------
                                                 $247,721
                                                 ========

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate - Accounted for Using the Operating Method).

4.       Line of Credit:

         In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1999. As of March 31, 1998 and December 31, 1997, the outstanding principal balance was $14,000,000 and $115,100,000, respectively, plus accrued interest of $74,000 and $552,000, respectively.

         For the quarter ended March 31, 1998, interest cost incurred on the Credit Facility was $1,977,000, of which $223,000 was capitalized, and $1,754,000 which was charged to operations. For the quarter ended March 31, 1997, interest cost incurred on the Credit Facility was $1,265,000, all of which was charged to operations.

5.       Notes Payable:

         In March 1998, the Company filed a prospectus supplement to its $300,000,000 shelf registration statement and issued $100,000,000 of 7.125% Notes due 2008 (the "Notes"). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $99,729,000 with interest payable semiannually commencing on September 15, 1998. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and
         (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 1 dated March 25, 1998 for the Notes.

         In connection with the debt offering, the Company incurred debt issuance costs totaling $1,180,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

6.       Employee Benefit Plan:

         Effective January 1, 1998, the Company adopted a defined contribution plan (the "Retirement Plan") covering substantially all of the employees of the Company. The Retirement Plan permits participants to defer up to a maximum of 15% of their Compensation, as defined in the Retirement Plan. The Company matches 50% of the participants' contributions up to a maximum of 6% of a participant's annual compensation. The Company's contribution to the Retirement Plan for the quarter ended March 31, 1998, totaled $13,000.

7.       Earnings Per Share:

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which provides for a revised computation of earnings per share effective for fiscal years ending after December 15, 1997.

         The following represents the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:

                                                       1998            1997
                                                    ----------      ----------

           Net earnings - basic and diluted         $4,440,000      $6,745,000
                                                    ==========      ==========

           Weighted average number of shares
              outstanding used in basic EPS         28,476,268      21,859,116

           Effect of dilutive securities
              stock options                            240,248         149,478
                                                    ----------      ----------

           Weighted average number of shares and
              dilutive potential shares used in
              diluted EPS                           28,716,516      22,008,594
                                                    ==========      ==========

8.     Merger Transaction:

         On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100% of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective January 1, 1998. Ten percent of the Share Consideration (220,000 shares) was paid January 1, 1998, and the balance (the "Share Balance") of the Share Consideration is to be paid over time to the extent the Company expands its operations after the Merger. The market value of the common shares issued on January 1, 1998 was $3,933,000 of which $12,000 was allocated to the net tangible assets acquired and the difference of $3,921,000 was accounted for as expenses incurred in acquiring the Advisor from a related party. In addition, in connection with the Merger, the Company incurred costs totaling $771,000 consisting primarily of legal and accounting fees, directors' compensation and fairness opinions. For accounting purposes, the Advisor was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to operations rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to operations. Upon consummation of the Merger on January 1, 1998, all employees of the Advisor became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and the Advisor was terminated.

9.       Related Party Transactions:

         The  Company  manages  Net  Lease   Institutional   Realty,  L.P.  (the
         "Partnership"), in which the Company holds a 20 percent equity interest. Pursuant to a management agreement, the Partnership paid the Company $55,000 in asset management fees during the quarter ended March 31, 1998.

         During the quarter ended March 31, 1998, the Company provided certain development services for an affiliate of a member of the board of directors. In connection therewith, the Company received $386,000 in development fees relating to these services.

10.      Commitments and Contingencies:

         As of March 31, 1998, the Company had entered into agreements to purchase two additional properties for an estimated aggregate purchase price of $5,247,000. In connection with the acquisition of one of these properties, the Company became contingently liable for $100,000 related to a bank letter of credit which guarantees the Company's obligation under a purchase agreement to acquire this property.

         As of March 31, 1998, the Company owned and leased one land parcel to a tenant who is obligated to develop a building on the land parcel. The Company has agreed to acquire the completed building for an amount of up to $653,000, at which time rental income is to increase for the property.

         As of March 31, 1998, the Company owned five land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for aggregate construction costs of approximately $10,100,000, of which $3,609,000 of costs had been incurred at March 31, 1998. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

11.      Subsequent Event:

         In April 1998, the Company declared dividends to its shareholders of $9,047,000 or $.31 per share of common stock, payable in May 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. (the "Company") is a fully integrated, self administered real estate investment trust that acquires, owns, develops and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of March 31, 1998, the Company owned, either directly or through a partnership interest, 249 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 1998 and 1997, the Company generated $9,941,000 and $7,838,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

In January 1998, one of the Company's tenants, HomePlace, filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company. As of March 31, 1998, HomePlace leased five Properties which accounted for five percent of the Company's total rental and earned income for the quarter ended March 31,1998. In May 1998, HomePlace rejected two of its five leases with the Company.

Indebtedness. In August 1997, the company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). As of March 31, 1998, $14,000,000 was outstanding under the Credit Facility. The Company expects to use the Credit Facility to invest in freestanding retail properties.

Debt and Equity Securities. In February and March of 1998, the Company issued a total of 988,172 shares of common stock pursuant to three prospectus supplements to its $300,000,000 shelf registration statement, and received gross proceeds totaling $16,962,000. In connection with the three offerings, the Company incurred stock issuance costs totaling $933,000 consisting primarily of underwriters' commissions and fees, legal and accounting fees and printing expenses. Proceeds from the offerings were used to pay down the Company's Credit Facility.

During the quarter ended March 31, 1998, the Company received investment grade ratings from Standard and Poor's, Moody's Investor Service and Fitch IBCA on its senior, unsecured debt. In March 1998, the Company filed a prospectus supplement to its $300,000,000 shelf registration and issued $100,000,000 of 7.125% Notes due 2008 (the "Notes"). The Notes are senior, unsecured obligations of the Company subordinated to all of the Company's secured indebtedness. The Notes were sold at a discount for an aggregate purchase price of $99,729,000.

In connection with the debt offering, the Company incurred debt issuance costs totaling $1,180,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

Property Acquisitions and Commitments. During the three months ended March 31, 1998, the Company borrowed $4,500,000 under its credit facility (i) to acquire four properties, three of which are land only parcels currently under construction, (ii) to purchase one building constructed by the tenant on a land parcel owned by the Company and (iii) to complete construction of two buildings by the Company on previously acquired land parcels. The four properties include one OfficeMax office supply store, one Eckerd drugstore, one Pier 1 Imports home furnishing store and one Wendy's fast food restaurant, and the three buildings include one OfficeMax office supply store, one Pier 1 Imports home furnishing store and one HomePlace home furnishing store.

As of March 31, 1998, the Company owned and leased one land parcel to a tenant who is obligated to develop a building on the land parcel. The Company has agreed to acquire the completed building for an amount of up to $653,000, at which time rental income is to increase for the Property.

As of March 31, 1998, the Company owned five land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the land parcels for an aggregate amount of approximately
$10,100,000. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

As of March 31, 1998, the Company had entered into agreements to purchase two additional properties for an estimated aggregate amount of $5,247,000. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

In addition to the two properties under contract and the six buildings under construction as of March 31, 1998, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $200,000,000 Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

Merger Transaction. On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisors"), whereby the stockholders of the Advisor to exchange 100% of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self administered real estate investment trust ("REIT") effective January 1, 1998. Ten percent of the Share Consideration (220,000 shares) was paid January 1, 1998, and the balance (the "Share Balance") of the Share Consideration will be paid over time to the extent the Company expands its operations after the Merger. The market value of the common shares issued on January 1, 1998 was $3,933,000 of which $12,000 was allocated to the net tangible assets acquired and the difference of $3,921,000 was accounted for as costs incurred in acquiring the Advisor from a related party. In addition, in connection with the Merger, the Company incurred costs totaling $771,000 consisting primarily of legal and accounting fees, directors' compensation and fairness opinions. For accounting purposes, the Advisor was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to operations rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to operations. Upon consummation of the Merger on January 1, 1998, all employees of the Advisor became employees of the Company and any obligation to pay fees under the advisor agreement between the Company and the Advisor was terminated.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the quarters ended March 31, 1998 and 1997, the Company declared and paid dividends to its stockholders of $8,452,000 and $6,229,000, respectively, or $.30 and $.30, respectively, per share of common stock. In April 1998, the Company declared dividends to its shareholders of $9,047,000 or $.31 per share of common stock, payable in May 1998.

Results of Operations
---------------------

During the quarter ended March 31, 1998 and 1997, the Company owned 240 wholly owned Properties, 237 of which were leased, and 187 wholly owned Properties, all of which were leased, respectively, to operators of major retail businesses. In connection therewith, during the quarter ended March 31, 1998 and 1997, the Company earned $14,363,000 and $10,980,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income. The increase in rental and earned income during the quarter ended March 31, 1998, is primarily a result of the facts that (i) the 47 Properties acquired and three buildings upon which construction was completed during 1997 were operational for a full quarter in 1998 and (ii) the Company acquired four Properties and three buildings upon which construction was completed during the quarter ended March 31, 1998. Rental and earned income are expected to increase as the Company acquires additional properties and due to the fact that the four Properties and three buildings acquired during the quarter ended March 31, 1998, will contribute to the Company's income for a full fiscal quarter in future quarters.

The Company expensed $3,000,000 and $2,363,000 in interest expense for the quarter ended March 31, 1998 and 1997, respectively. Interest expense increased during the quarter ended March 31, 1998, primarily as a result of higher average borrowing levels on the Company's Credit Facility. However, the increase was partially offset by a decrease in the average interest rates of the Company's Credit Facility.

During the quarter ended March 31, 1998 and 1997, operating expenses, including depreciation and amortization, were $8,026,000 and $2,179,000, respectively
(52.2% and 19.8%, respectively, of gross operating revenues). The increase in operating expenses for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to a $4,692,000 charge related to the costs incurred in acquiring the Advisor from a related party. Operating expenses for the quarter ended March 31, 1998, excluding the costs relating to the acquisition of the Advisor, were $3,334,000 (21.7% of gross operating revenues). The increase is also attributable to the increase in depreciation expense as a result of the additional Properties acquired during the quarter ended March 31, 1998, and a full quarter of depreciation expense relating to the 47 Properties and three buildings acquired during 1997. The increase for the quarter ended March 31, 1998, is also attributable to an increase in amortization expense as a result of the amortization of loan costs relating to an amendment to the Company's Credit Facility. In addition, during the quarter ended March 31, 1997, the Company paid an advisory fee to the Advisor based upon the Company's funds from operations, as defined in the advisor agreement between the Company and the Advisor. Pursuant to the Merger, the Company acquired the Advisor and became internally managed. Effective January 1, 1998, the advisory fee was replaced with the actual personnel and other operating costs associated with being internally managed. Costs relating to acquisitions and development activities have been capitalized in accordance with generally accepted accounting principles.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  No material developments in legal proceedings as previously reported in the Form 10-K for the year ended December 31, 1997.

Item 2.           Changes in Securities.  Not applicable.


Item 3.           Defaults Upon Senior Securities.  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information.  Not applicable.


Item 6   .        Exhibits and Reports on Form 8-K.

                  (a) The following exhibits are filed as a part of this report.

                           3.1 Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No.1-11290 on Form 8-B, and incorporated herein by reference).

                           3.2 Bylaws of the Registrant (filed as Exhibit 3.3(ii) to Amendment No.2 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

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

                           4.1 Specimen Certificate of Common Stock, par value $.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

                           4.2 Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the  Registrant's  Current
                                    Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)


                           4.3 Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008
                                    (filed as  Exhibit  4.2 to the  Registrant's
                                    Current  Report on Form 8-K dated  March 20,
                                    1998, and incorporated herein by reference.)

                           4.4      Form of  7.125%  Note  due  2008  (filed  as
                                    Exhibit  4.3  to  the  Registrant's  Current
                                    Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)

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

                           10.3 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10
                                    (x) to the  Registrant's  Registration
                                    Statement No. 33-83110 on Form S-3, and
                                    incorporated herein by reference).

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

                  (b) The Registrant filed four reports on Form 8-K: one on February 19, 1998, one on March 20, 1998 and two on March 26, 1998 for the purpose of incorporating certain items by reference into its registration statement on Form S-3.

                                                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 15th day of May, 1998.



COMMERCIAL NET LEASE REALTY, INC.

By:      /s/ Gary M. Ralston
         -------------------
         Gary M. Ralston
         President

By:      /s/ Kevin B. Habicht
         --------------------
         Kevin B. Habicht
         Chief Financial Officer