Form 10-Q
period 1998-06-30
COMMERCIAL NET LEASE REALTY INC
filed 1998-08-14
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

29,259,808 shares of Common Stock, $.01 par value, outstanding as of August 13, 1998.

                                  COMMERCIAL NET LEASE REALTY, INC.
                                          and SUBSIDIARIES

                                              CONTENTS

Part I                                                                     Page

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets........................  1

               Condensed Consolidated Statements of Earnings................  2

               Condensed Consolidated Statements of Cash Flows..............  3

               Notes to Condensed Consolidated Financial Statements.........  5

     Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................ 11

Part II

     Other Information     ................................................. 15

                                  COMMERCIAL NET LEASE REALTY, INC.
                                          AND SUBSIDIARIES


                               CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands, except per share data)

                                   ASSETS                     June 30,          December 31,
                                                                1998              1997
                                                              ---------         ------------
Real estate:
    Accounted for using the operating method,
      net of accumulated depreciation                        $  450,009         $  400,977
    Accounted for using the direct financing method             114,879            118,747
Investment in partnership                                         3,915              3,925
Cash and cash equivalents                                           839              2,160
Receivables                                                         997                515
Due from related parties                                            890                 12
Prepaid expenses                                                    604                287
Debt costs, net of accumulated amortization
    of $2,290 and  $1,868                                         2,552              1,762
Accrued rental income                                             8,580              7,063
Other assets                                                      2,306              1,566
                                                             ----------           --------
                                                             $  585,571         $  537,014
                                                             ==========         ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                                       $   43,600         $  115,100
Mortgages payable                                                55,915             56,736
Notes payable, net of unamortized discount of $265 in 1998       99,735                  -
Accrued interest payable                                          2,227                765
Accounts payable and accrued expenses                             3,304              1,392
Rents received in advance                                           785                877
                                                             ----------         ----------
        Total liabilities                                       205,566            174,870
                                                             ----------         ----------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Common stock, $0.01 par value.
     Authorized 90,000,000 shares;
     issued and outstanding 29,259,808
     and 27,953,627 shares, respectively                            293                280
    Excess stock, $0.01 par value.
     Authorized 90,000,000 shares;
      none issued and outstanding                                     -                  -
    Capital in excess of par value                              383,237            361,793
    Retained earnings (deficit)                                  (3,525)                71
                                                             ----------         ----------
        Total stockholders' equity                              380,005            362,144
                                                             ----------         ----------

                                                             $  585,571         $  537,014
                                                             ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)

                                                           Quarter Ended          Six Months Ended
                                                             June 30,                 June 30,
                                                        1998        1997         1998        1997
                                                   ----------    ----------   ---------   ----------
Revenues:
    Rental income from operating leases            $   10,775    $    8,986   $  22,113   $   17,125
    Earned income from direct
       financing leases                                 3,067         2,836       6,300        5,512
    Contingent rental income                              244           204         442          369
    Development and asset management
       fees from related parties                        1,019             -       1,442            -
    Interest and other                                    146            41         329           77
                                                   ----------    ----------  ----------   ----------
                                                       15,251        12,067      30,626       23,083
                                                   ----------    ----------  ----------   ----------
Expenses:
    General operating and administrative                1,356           291       3,118          830
    Advisory fees to related party                          -           512           -          984
    Interest                                            2,868         2,731       5,868        5,094
    Depreciation and amortization                       1,655         1,325       3,227        2,493
    Expenses incurred in acquiring
       advisor from related party                           -             -       4,692            -
                                                   ----------   -----------  ----------   ----------
                                                        5,879         4,859      16,905        9,401
                                                   ----------   -----------  ----------   ----------

Earnings before equity in earnings of
    unconsolidated  partnership and gain
    on sale of real estate                              9,372         7,208      13,721       13,682

Equity in earnings of unconsolidated
    partnership                                            91             -         182            -

Gain on sale of real estate                                 -             -           -          271
                                                   ----------    ----------  ----------   ----------

Net earnings                                       $    9,463    $    7,208  $   13,903   $   13,953
                                                   ==========    ==========  ==========   ==========
Net earnings per share of common stock:
       Basic                                       $     0.32    $     0.31  $     0.48   $     0.62
                                                   ==========    ==========  ==========   ==========
       Diluted                                     $     0.32    $     0.31  $     0.48   $     0.61
                                                   ==========    ==========  ==========   ==========


Weighted average number of shares outstanding:
       Basic                                       29,223,522   23,394,077   28,852,704   22,630,837
                                                   ==========   ==========   ==========   ==========
       Diluted                                     29,416,558   23,519,266   29,069,346   22,768,170
                                                   ==========   ==========   ==========   ==========



       See accompanying notes to condensed consolidated financial statements

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   1998           1997
                                                                                ----------     ----------

Cash flows from operating activities:
   Net earnings                                                                 $  13,903      $  13,953
   Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:
       Depreciation                                                                 2,799          2,045
       Amortization                                                                   428            448
       Amortization of notes payable discount                                           6              -
       Gain on sale of real estate                                                      -           (271)
       Expenses incurred in acquiring advisor from related party                    4,692              -
       Distributions from unconsolidated partnership, net of equity
          in earnings                                                                   5              -
       Decrease in real estate leased to others using the
         direct financing method                                                      640            540
       Decrease (increase) in receivables                                            (127)           202
       Increase in due from related parties                                          (878)             -
       Increase in prepaid expenses                                                  (194)           (62)
       Increase in accrued rental income                                           (1,517)        (1,257)
       Decrease in other assets                                                        32             11
       Increase  in accrued interest payable                                        1,462             56
       Increase (decrease) in accounts payable and
         accrued expenses                                                              28            (27)
       Increase in real estate taxes payable                                            -             39
       Decrease in rents received in advance                                          (92)          (750)
                                                                                ----------     ---------
           Net cash provided by operating activities                               21,187         14,927
                                                                                ----------     ---------

Cash flows from investing activities:
   Additions to real estate accounted for using  the
     operating method                                                             (46,732)       (82,467)
   Additions to real estate accounted for using the direct
     financing method                                                                   -        (20,564)
   Leasehold improvements                                                            (107)             -
   Proceeds from the sale of real estate                                                -            551
   Increase in other assets                                                        (1,572)        (1,768)
   Other                                                                                9           (369)
                                                                                ----------    ----------
Net cash used in investing activities                                             (48,402)      (104,617)
                                                                                ----------    ----------
           Net cash used in investing activities

Cash flows from financing activities:
   Proceeds from line of credit payable                                            42,100        104,400
   Repayment of line of credit payable                                           (113,600)       (39,746)
   Proceeds from notes payable                                                     99,729              -
   Repayment of mortgages payable                                                    (821)             -
   Payment of debt costs                                                           (1,137)           (68)
   Proceeds from issuance of common stock                                          18,461         39,869
   Payment of stock issuance costs                                                 (1,047)        (2,164)
   Payment of dividends                                                           (17,499)       (13,247)
   Other                                                                             (292)            43
                                                                                ---------      ---------
           Net cash provided by financing activities                               25,894         89,087
                                                                                ---------      ---------

     See accompanying notes to condensed consolidated financial statements.

                             (dollars in thousands)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                    1998         1997
                                                                                ----------     --------
Net decrease in cash and cash equivalents                                          (1,321)        (603)

Cash and cash equivalents at beginning of period                                    2,160        1,410
                                                                                ---------     --------

Cash and cash equivalents at end of period                                      $     839     $    807
                                                                                =========     ========

Supplemental schedule of non-cash investing and financing activities:
   Issued 220,000 shares of common stock in connection
     with acquisition of the Company's advisor                                  $   3,933     $      -
                                                                                =========     ========
   Net assets acquired in connection with the acquisition
     of the Company's advisor                                                   $      12     $      -
                                                                                =========     ========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                And SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED
                     Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from the audited financial statements as of that date.

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

         Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period and diluted earnings per share are calculated based upon weighted average number of common shares outstanding plus dilutive potential common shares.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company.

2.       Leases:
         -------

         The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." As of June 30, 1998, 164 of the leases have been classified as operating leases and 85 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 56 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 15 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.       Real Estate:
         ------------

         Accounted for Using the Operating Method - Land and buildings on operating leases consisted of the following at (dollars in thousands):


                                                  June 30,          December 31,
                                                    1998                1997
                                                  --------          ------------

               Land                               $220,697           $ 199,992
               Buildings and improvements          235,487             209,272
                                                 ---------           ---------
                                                   456,184             409,264
               Less accumulated depreciation       (15,037)            (12,297)
                                                 ---------           ---------
                                                   441,147             396,967
               Construction in progress              8,862               4,010
                                                 ---------          ----------

                                                  $450,009           $ 400,977
                                                  ========           =========

         Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1998 and 1997, the Company recognized $1,546,000 and $1,285,000, respectively, of such income, $744,000 and $581,000 of which was recognized for the quarters ended June 30, 1998 and 1997, respectively.

         The following is a schedule of future minimum lease payments to be received on non-cancellable operating leases at June 30, 1998 (dollars in thousands):

                   1998                        $  20,999
                   1999                           43,184
                   2000                           43,608
                   2001                           44,249
                   2002                           43,915
                   Thereafter                    487,099
                                               ---------
                                               $ 683,054
                                               =========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

         ------------------------

         Accounted for Using the Direct Financing Method - The following lists the components of real estate leased to others using the direct financing method at (dollars in thousands):


                                                       June 30,     December 31,
                                                        1998            1997
             Minimum lease payments
                to be received                       $  243,643      $  258,715
             Estimated residual values                   34,576          35,981
             Less unearned income                      (163,340)       (175,949)
                                                     ----------      ----------
             Real estate leased to others using
                the direct financing method          $  114,879      $  118,747
                                                     ==========      ==========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1998 (dollars in thousands):

                             1998                     $    6,965
                             1999                         13,977
                             2000                         14,097
                             2001                         14,134
                             2002                         14,206
                             Thereafter                  180,264
                                                      ----------
                                                      $  243,643
                                                      ==========

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate - Accounted for Using the Operating Method).

4.       Line of Credit Payable:
         -----------------------

         In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1999. As of June 30, 1998 and December 31, 1997, the outstanding principal balance was $43,600,000 and $115,100,000, respectively, plus accrued interest of $39,000 and $552,000, respectively.

         For the six months ended June 30, 1998, interest cost incurred on the Credit Facility was $2,188,000, of which $434,000 was capitalized, and $1,754,000 which was charged to operations. For the six months ended June 30, 1997, interest cost incurred on the Credit Facility was $2,905,000, all of which was charged to operations.

5.       Notes Payable:
         --------------

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

         In connection with the debt offering, the Company incurred debt issuance costs totaling $1,208,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

6.       Employee Benefit Plan:
         ----------------------

         Effective January 1, 1998, the Company adopted a defined contribution plan (the "Retirement Plan") covering substantially all of the employees of the Company. The Retirement Plan permits participants to defer up to a maximum of 15% of their Compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. The Company matches 50% of the participants' contributions up to a maximum of 6% of a participant's annual compensation. The Company's contribution to the Retirement Plan for the quarter and six months ended June 30, 1998, totaled $15,000 and $28,000, respectively.

7.       Earnings Per Share:
         -------------------
         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which provides for a revised computation of earnings per share effective for fiscal years ending after December 15, 1997. Pursuant to the Statement, all comparative earnings per share amounts have been restated.

         -------------------------------

         The following represents the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock for:

                                                         The quarters ended     The six months ended
                                                              June 30,               June 30,
                                                         1998        1997         1998         1997
                                                     -----------  ---------   -----------  -----------

             Net earnings - basic and diluted        $9,463,000  $7,208,000  $13,903,000   $13,953,000
                                                     ==========  ==========  ===========   ===========
             Weighted average number of
                shares outstanding used in
                basic EPS                            29,223,522  23,394,077   28,852,704    22,630,837

             Effect of dilutive securities -
                stock options                           193,036     125,189      216,642       137,333
                                                     ----------  ----------  -----------   -----------

             Weighted average number of
                shares and dilutive potential
                shares used in diluted EPS           29,416,558  23,519,266   29,069,346    22,768,170
                                                     ==========  ==========  ===========   ===========

         For the quarter and six months ended June 30, 1998, options on 654,000 shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

8.       Merger Transaction:
         -------------------
         On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100% of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust ("REIT") effective January 1, 1998. Ten percent of the Share Consideration (220,000 shares) was paid January 1, 1998, and the balance (the "Share Balance") of the Share Consideration is to be paid over time to the extent the Company expands its operations after the Merger. The market value of the common shares issued on January 1, 1998 was $3,933,000 of which $12,000 was allocated to the net tangible assets acquired and the difference of $3,921,000 was accounted for as expenses incurred in acquiring the Advisor from a related party. In addition, in connection with the Merger, the Company incurred costs totaling $771,000 consisting primarily of legal and accounting fees, directors' compensation and fairness opinions. For accounting purposes, the Advisor was not considered a "business" for purposes of applying APB Opinion No. 16, "Business Combinations," and therefore, the market value of the common shares issued in excess of the fair value of the net tangible assets acquired was charged to operations rather than capitalized as goodwill. To the extent the Share Balance is paid over time, the market value of the common shares issued will also be charged to operations. Upon consummation of the Merger on January 1, 1998, all employees of the Advisor became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and the Advisor was terminated.

9.       Related Party Transactions:
         ---------------------------
         The  Company  manages  Net  Lease   Institutional   Realty,  L.P.  (the
         "Partnership"), in which the Company holds a 20 percent equity interest. Pursuant to a management agreement, the Partnership paid the Company $109,000 in asset management fees during the six months ended June 30, 1998.

         During the six months ended June 30, 1998, the Company provided certain development services for an affiliate of a member of the board of directors. In connection therewith, the Company received $1,333,000 in development fees relating to these services.

10.      Commitments and Contingencies:
         ------------------------------
         As of June 30, 1998, the Company had entered into agreements to purchase two additional properties for an estimated aggregate purchase price of $2,564,000.

         As of June 30, 1998, the Company owned and leased two land parcels to a tenant who is obligated to develop a building on each land parcel. The Company has agreed to acquire the completed buildings for an amount of up to $1,469,000, at which time rental income is to increase for each of the properties.

         As of June 30, 1998, the Company owned ten land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for aggregate construction costs of approximately $17,062,000, of which $6,896,000 of costs had been incurred at June 30, 1998. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

11.      Subsequent Event:
         -----------------
         In July 1998, the Company declared dividends to its shareholders of $9,071,000 or $0.31 per share of common stock, payable in August 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction
------------
Commercial Net Lease Realty, Inc. (the "Company") is a fully integrated, self-administered real estate investment trust that acquires, owns, develops and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of June 30, 1998, the Company owned, either directly or through a partnership interest, 263 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------
General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity and debt offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 1998 and 1997, the Company generated $21,187,000 and $14,927,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

In January 1998, one of the Company's tenants, HomePlace, filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company. In May 1998, HomePlace rejected two of its five leases with the Company, at which time HomePlace was no longer required to pay rent on these two leases. As of June 30, 1998, HomePlace continued to lease three Properties which accounted for four percent of the Company's total rental and earned income for the six months ended June 30,1998.

Indebtedness. In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). As of June 30, 1998, $43,600,000 was outstanding and approximately $156,400,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility to invest in freestanding retail properties.

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

During the six months ended June 30, 1998, the Company received investment grade ratings from Standard and Poor's, Moody's Investor Service and Fitch IBCA on its senior, unsecured debt. In March 1998, the Company filed a prospectus supplement to its $300,000,000 shelf registration and issued $100,000,000 of 7.125% Notes due 2008 (the "Notes"). The Notes are senior, unsecured obligations of the Company subordinated to all of the Company's secured indebtedness. The Notes were sold at a discount for an aggregate purchase price of $99,729,000.

In connection with the debt offering, the Company incurred debt issuance costs totaling $1,208,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

Property Acquisitions and Commitments. During the six months ended June 30, 1998, the Company borrowed $42,100,000 under its credit facility (i) to acquire 18 properties, ten of which are land only parcels currently under construction,
(ii) to purchase one building constructed by the tenant on a land parcel owned by the Company and (iii) to complete construction of three buildings by the Company on previously acquired land parcels. The 18 properties include seven
Eckerd drug stores, three Good Guys consumer electronics stores, two Pier 1 Imports home furnishing stores, one OfficeMax office supply store, one Best Buy consumer electronics store, one Bed, Bath & Beyond home furnishing store, one Michael's hobby and craft store, one Wendy's fast food restaurant and one Dave & Buster's restaurant and entertainment center. The four buildings include one OfficeMax office supply store, one Pier 1 Imports home furnishing store, one Eckerd drug store and one building which is not yet subject to a lease.

As of June 30, 1998, the Company owned and leased two land parcels to a tenant who is obligated to develop a building on each land parcel. The Company has agreed to acquire the completed buildings for an amount of up to $1,469,000, at which time rental income is to increase for each of the Properties.

As of June 30, 1998, the Company owned ten land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the land parcels for an aggregate amount of approximately
$17,062,000. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

As of June 30, 1998, the Company had entered into agreements to purchase two additional properties for an estimated aggregate amount of $2,564,000. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

In addition to the two properties under contract and the 12 buildings under construction as of June 30, 1998, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $200,000,000 Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

Merger Transaction. On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor to exchange 100% of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self administered real estate investment trust ("REIT") effective January 1, 1998. Ten percent of the Share Consideration (220,000 shares) was paid January 1, 1998, and the balance (the "Share Balance") of the Share Consideration will be paid over time to the extent the Company expands its operations after the Merger. Upon consummation of the Merger on January 1, 1998, all employees of the Advisor became employees of the Company and any obligation to pay fees under the advisor agreement between the Company and the Advisor was terminated.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 1998 and 1997, the Company declared and paid dividends to its stockholders of $17,499,000 and $13,247,000, respectively, or $.61 and $.60, respectively, per share of common stock. In July 1998, the Company declared dividends to its shareholders of $9,071,000 or $.31 per share of common stock, payable in August 1998.

Results of Operations
---------------------
During the six months ended June 30, 1998, the Company owned 254 wholly owned Properties, 249 of which were leased to operators of major retail businesses. During the six months ended June 30, 1997, the Company owned 223 wholly owned Properties, all of which were leased and including one property which was sold during 1997. In connection therewith, during the six months ended June 30, 1998 and 1997, the Company earned $28,855,000 and $23,006,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"), $14,086,000 and $12,026,000 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The increase in Rental Income during the six months ended June 30, 1998, is primarily a result of the facts that (i) the 47 Properties acquired and three buildings upon which construction was completed during 1997 were operational for a full quarter in 1998 and (ii) the Company acquired 18 Properties and four buildings upon which construction was completed during the six months ended June 30, 1998. The increase in Rental Income was partially offset by a decrease in Rental Income of $484,000 (1.7% of Rental Income) relating to Properties which became vacant during the six months ended June 30, 1998. Rental Income is expected to increase as the Company acquires additional properties and due to the fact that the 18 Properties and three of the buildings acquired during the six months ended June 30, 1998, will contribute to the Company's income for a full fiscal quarter in future quarters.

During the six months ended June 30, 1998, the Company earned $1,442,000 in development and asset management fees, $1,019,000 of which was earned during the quarter ended June 30, 1998. No development and asset management fees were earned during 1997. The Company began providing development and asset management services on January 1, 1998 in connection with the Merger of the Company's Advisor.

During the six months ended June 30, 1998 and 1997, operating expenses, excluding interest and including depreciation and amortization, were $11,037,000 and $4,307,000, respectively (36.0% and 18.7%, respectively, of gross operating revenues) of which $3,011,000 and $2,128,000 (19.7% and 17.6%, respectively, of gross operating revenues) were incurred for the quarters ended June 30, 1998 and 1997, respectively. The increase in operating expenses for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily attributable to a $4,692,000 charge related to the costs incurred in acquiring the Advisor from a related party. Operating expenses for the six months ended June 30, 1998, excluding the costs relating to the acquisition of the Advisor, were $6,345,000 (20.7 % of gross operating revenues). The costs relating to the acquisition of the Advisor were incurred during the quarter ended March 31, 1998 and did not affect operating expenses for the quarter ended June 30, 1998. The increase for the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is also attributable to the increase in depreciation expense as a result of the additional Properties acquired during the six months ended June 30, 1998, and a full quarter of depreciation expense relating to the 47 Properties and three buildings acquired during 1997. In addition, during the quarter and six months ended June 30, 1997, the Company paid an advisory fee to the Advisor. During the quarter and six months ended June 30, 1998, the advisory fee was replaced with the actual personnel and other operating costs associated with being internally managed. The increase in actual personnel and other operating costs as compared to the advisory fee is attributable to the increase in the Company's asset size and the commencement of development, asset management and property management services. In accordance with generally accepted accounting principles, certain costs relating to acquisitions and development activities have been capitalized.

The Company recognized $5,868,000 and $5,094,000 in interest expense for the six months ended June 30, 1998 and 1997, respectively, $2,868,000 and $2,731,000 of which was expensed for the quarters ended June 30, 1998 and 1997, respectively. Interest expense increased during the quarter and six months ended June 30, 1998, primarily as a result of interest expense related to the Notes issued in March 1998. However, the increase was partially offset by a decrease in the average interest rates and average borrowing levels of the Company's Credit Facility.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company.

This  information  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its Properties and the ability of tenants to make payments under their respective leases.

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

Item 2.           Changes in Securities.  Not applicable.


Item 3.           Defaults Upon Senior Securities.  Not applicable.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  On June 5, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert A. Bourne (24,953,135 voted for and 1,788,155 withheld), Edward Clark (24,946,221 voted for and 1,795,069 withheld), Clifford R. Hinkle (24,953,796 voted for and 1,787,494 withheld), Ted B. Lanier (24,961,217 voted for and 1,780,073 withheld) and James M. Seneff, Jr. (24,948,804 voted for and 1,792,487 withheld). In addition, effective as of July 10, 1998, the shareholders approved amendments to the Company's Articles of Incorporation to authorize the issuance of up to 15,000,000 shares of preferred stock and increase the authorized shares of excess stock from 90,000,000 to 105,000,000 (19,645,144 voted for and 2,086,361 voted against).

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

                           4.1 Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

                           4.2 Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the  Registrant's  Current
                                 Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)

                           4.3 Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008
                                 (filed as  Exhibit  4.2 to the  Registrant's
                                 Current  Report on Form 8-K dated  March 20,
                                 1998, and incorporated herein by reference.)

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

                           10.2  Advisory  Agreement between  Registrant and
                                 CNL Realty Advisors,  Inc. effective as of
                                 April 1, 1993 (filed as Exhibit 10.04 to Amendment No.1 to the Registrant's Registration Statement No.33-61214 on Form S-2, and incorporated herein by reference).

                           10.3 1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No.10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

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

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED this 14th day of August, 1998.



COMMERCIAL NET LEASE REALTY, INC.

By:      /s/ Gary M. Ralston
         --------------------
         Gary M. Ralston
         President

By:      /s/ Kevin B. Habicht
         ----------------------
         Kevin B. Habicht
         Chief Financial Officer