Form 10-Q
period 1998-09-30
COMMERCIAL NET LEASE REALTY INC
filed 1998-11-16
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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



                 455 South Orange Avenue, Orlando, Florida 32801
          (Address of principal executive offices, including zip code)


                                 (407) 265-7348
              (Registrant's telephone number, including area code)


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

29,363,143 shares of Common Stock, $.01 par value, outstanding as of November 12, 1998.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES



                                    CONTENTS



Part I                                                                     Page

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets........................  1

               Condensed Consolidated Statements of Earnings................  2

               Condensed Consolidated Statements of Cash Flows..............  3

               Notes to Condensed Consolidated Financial Statements.........  5

     Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................ 12


Part II

     Other Information    .................................................. 18

                                  COMMERCIAL NET LEASE REALTY, INC.
                                          AND SUBSIDIARIES


                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands, except per share data)


                                   ASSETS               September 30,           December 31,
                                                            1998                   1997
                                                        -------------        ---------------
Real estate:
    Accounted for using the operating method,
      net of accumulated depreciation                  $    469,760          $   400,977
    Accounted for using the direct financing method         114,523              118,747
Investment in partnership                                     3,910                3,925
Cash and cash equivalents                                     5,824                2,160
Receivables                                                   1,140                  515
Due from related parties                                      1,401                   12
Prepaid expenses                                                577                  287
Debt costs, net of accumulated amortization
    of $2,424 and  $1,868                                     2,417                1,762
Accrued rental income                                         9,389                7,063
Other assets                                                  3,157                1,566
                                                       ------------          -----------
                                                       $    612,098          $   537,014
                                                       ============          ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                                 $     68,500          $   115,100
Mortgages payable                                            55,493               56,736
Notes payable, net of unamortized discount of $261           99,739                    -
Accrued interest payable                                        769                  765
Accounts payable and accrued expenses                         5,113                1,392
Rents received in advance                                       208                  877
                                                       ------------          -----------
        Total liabilities                                   229,822              174,870
                                                       ------------          -----------

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, $0.01 par value.
      Authorized 15,000,000 shares
      none issued and outstanding                                 -                    -
    Common stock, $0.01 par value.
      Authorized 90,000,000 shares;
      issued and outstanding 29,363,143
      and 27,953,627 shares,
      respectively                                              294                  280
    Excess stock, $0.01 par value.
      Authorized 105,000,000 shares;
      none issued and outstanding                                 -                    -
    Capital in excess of par value                          384,627              361,793
    Retained earnings (deficit)                              (2,645)                  71
                                                       ------------          -----------
        Total stockholders' equity                          382,276              362,144
                                                       ------------          -----------

                                                       $    612,098          $   537,014
                                                       ============          ===========


     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)

                                                           Quarter Ended                    Nine Months Ended
                                                           September 30,                      September 30,
                                                        1998            1997               1998            1997
                                                     ----------      ----------         ----------      ----------
Revenues:
    Rental income from operating leases              $   11,831       $    9,934        $   33,944     $   27,059
    Earned income from direct
       financing leases                                   3,127            3,111             9,427          8,623
    Contingent rental income                                211              191               653            560
    Development and asset management
       fees from related parties                            527                -             1,969              -
    Interest and other                                      125               54               454            131
                                                     ----------       ----------        ----------      ---------
                                                         15,821           13,290            46,447         36,373
                                                     ----------       ----------        ----------      ---------
Expenses:
    General operating and administrative                  2,234              399             5,352          1,229
    Advisory fees to related party                            -              523                 -          1,507
    Interest                                              3,307            3,509             9,175          8,603
    Depreciation and amortization                         1,708            1,374             4,935          3,867
    Expenses incurred in acquiring
      advisor from related party                             -                -              4,692              -
                                                     ----------       ----------        ----------     ----------
                                                          7,249            5,805            24,154         15,206
                                                     ----------       ----------        ----------     ----------

Earnings before equity in earnings of
    unconsolidated  partnership and gain
    on sale of real estate                                8,572            7,485            22,293         21,167

Equity in earnings of unconsolidated
    partnership                                              91               11               273             11

Gain on sale of real estate                               1,288              126             1,288            397
                                                     ----------       ----------        ----------     ----------

Net earnings                                         $    9,951       $    7,622        $   23,854     $   21,575
                                                     ==========       ==========        ==========     ==========

Net earnings per share of common stock:
       Basic                                         $     0.34       $     0.32        $     0.82     $     0.94
                                                     ==========       ==========        ==========     ==========
       Diluted                                       $     0.34       $     0.32        $     0.82     $     0.93
                                                     ==========       ==========        ==========     ==========


Weighted average number of shares outstanding:
       Basic                                         29,326,745       23,826,352        29,012,455     23,033,721
                                                     ==========       ==========        ==========     ==========

       Diluted                                       29,463,035       23,990,421        29,202,262     23,179,966
                                                     ==========       ==========        ==========     ==========





      See accompanying notes to condensed consolidated financial statements

                                      COMMERCIAL NET LEASE REALTY, INC.
                                              AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                          1998              1997
                                                                       ---------         ---------
Cash flows from operating activities:
   Net earnings                                                        $  23,854         $  21,575
   Adjustments  to  reconcile  net  earnings to
     net cash  provided by  operating activities:
       Depreciation                                                        4,369             3,243
       Amortization                                                          566               624
       Amortization of notes payable discount                                 10                 -
       Gain on sale of real estate                                        (1,288)             (397)
       Expenses incurred in acquiring advisor from related party           4,692                 -
       Distributions from unconsolidated partnership,
         net of equity in earnings                                             7               (11)
       Decrease in real estate leased to others using the
         direct financing method                                             996               847
       Decrease (increase) in receivables                                   (311)              128
       Increase in due from related parties                               (1,389)                -
       Increase in prepaid expenses                                         (274)              (74)
       Increase in accrued rental income                                  (2,340)           (1,969)
       Decrease (increase) in other assets                                    45              (108)
       Increase  in accrued interest payable                                   4               239
       Increase (decrease) in accounts payable and accrued expenses          563               (15)
       Increase in real estate taxes payable                                   -                41
       Decrease in rents received in advance                                (669)             (111)
                                                                       ---------         ---------
           Net cash provided by operating activities                      28,835            24,012
                                                                       ---------         ---------

Cash flows from investing activities:
   Additions to real estate accounted for using  the
     operating method                                                    (66,038)         (118,665)
   Additions to real estate accounted for using the direct
     financing method                                                     (4,889)          (25,177)
   Proceeds from the sale of real estate                                   5,570            18,093
   Investment in partnership                                                   -              (855)
   Increase in other assets                                               (2,316)             (707)
   Other                                                                      10              (346)
                                                                       ---------         ---------
           Net cash used in investing activities                         (67,663)         (127,657)
                                                                       ---------         ---------

Cash flows from financing activities:
   Proceeds from line of credit payable                                   69,400           126,800
   Repayment of line of credit payable                                  (116,000)          (91,629)
   Proceeds from notes payable                                            99,729                 -
   Repayment of mortgages payable                                         (1,243)                -
   Payment of debt costs                                                  (1,164)             (511)
   Proceeds from issuance of common stock                                 19,858            96,216
   Payment of stock issuance costs                                        (1,103)           (3,062)
   Payment of dividends                                                  (26,570)          (20,265)
   Other                                                                    (415)                8
                                                                       ---------         ---------
           Net cash provided by financing activities                      42,492           107,557
                                                                       ---------         ---------


     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (dollars in thousands)


                                                                           Nine Months Ended
                                                                             September 30,
                                                                         1998              1997
                                                                      ----------        ---------

Net increase in cash and cash equivalents                                  3,664            3,912

Cash and cash equivalents at beginning of period                           2,160            1,410
                                                                       ---------         --------
Cash and cash equivalents at end of period                             $   5,824         $  5,322
                                                                       =========         ========

Supplemental schedule of non-cash investing and
  financing activities:
   Issued 220,000 shares of common stock in connection
     with acquisition of the Company's advisor                         $   3,933         $      -
                                                                       =========         ========
   Net assets acquired in connection with the acquisition
     of the Company's advisor                                          $      12         $      -
                                                                       =========         ========
   Contribution of land and building to
     unconsolidated partnership                                        $       -         $  2,930
                                                                       =========         ========


     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                And SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine months ended September 30, 1998 and 1997


1.       Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from the audited financial statements as of that date.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement which is effective for periods beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Currently, the Company is not structured in reportable operating segments, and therefore, disclosures to this statement are not applicable.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company's consolidated financial statements.

2.       Leases:
         -------

         The Company generally leases its land and buildings to operators of major retail businesses. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." As of September 30, 1998, 166 of the leases have been classified as operating leases and 85 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the leases are accounted for as direct financing leases while the land portions of 56 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.       Real Estate:
         ------------

         Accounted  for  Using  the  Operating  Method - Land and  buildings on
         ---------------------------------------------
         operating leases consisted of the following at (dollars in thousands):


                                                September 30,     December 31,
                                                    1998              1997
                                                -------------     ------------

                 Land                            $  229,606        $  199,992
                 Buildings and improvements         243,420           209,272
                                                 ----------        ----------
                                                    473,026           409,264
                 Less accumulated depreciation      (15,843)          (12,297)
                                                 ----------        ----------
                                                    457,183           396,967
                 Construction in progress            12,577             4,010
                                                 ----------        ----------

                                                 $  469,760        $  400,977
                                                 ==========        ==========

         Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1998 and 1997, the Company recognized $2,382,000 and $2,012,000, respectively, of such income, $836,000 and $727,000 of which was recognized for the quarters ended September 30, 1998 and 1997, respectively.

         The following is a schedule of future minimum lease payments to be received on non-cancellable operating leases at September 30, 1998 (dollars in thousands):

                   1998                  $  10,691
                   1999                     45,795
                   2000                     46,218
                   2001                     46,962
                   2002                     46,768
                   Thereafter              527,380
                                         ---------
                                         $ 723,814
                                         =========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

         Accounted for Using the Direct  Financing  Method - The following lists
         -------------------------------------------------
         the components of real estate leased to others using the direct financing method at (dollars in thousands):


                                              September 30,        December 31,
                                                  1998                 1997
                                              ------------         ------------
             Minimum lease payments
               to be received                 $  240,160           $  258,715
             Estimated residual values            34,576               35,981
             Less unearned income               (160,213)            (175,949)
                                              ----------           ----------
             Real estate leased to others
               using the direct financing
               method                         $  114,523           $  118,747
                                              ==========           ==========

         The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1998 (dollars in thousands):

                             1998                       $    3,483
                             1999                           13,977
                             2000                           14,097
                             2001                           14,134
                             2002                           14,206
                             Thereafter                    180,263
                                                        ----------
                                                        $  240,160
                                                        ==========

         The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate: Accounted for Using the Operating Method).

4.       Line of Credit Payable:
         -----------------------

         In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which expires on June 30, 1999. As of September 30, 1998 and December 31, 1997, the outstanding principal balance was $68,500,000 and $115,100,000, respectively, plus accrued interest of $284,000 and $552,000, respectively.

         For the nine months ended September 30, 1998, interest cost incurred on the Credit Facility was $3,121,000, of which $779,000 was capitalized, and $2,342,000 which was charged to operations. For the nine months ended September 30, 1997, interest cost incurred on the Credit Facility was $5,328,000, all of which was charged to operations.

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

6.       Employee Benefit Plan:
         ----------------------

         Effective January 1, 1998, the Company adopted a defined contribution plan (the "Retirement Plan") covering substantially all of the employees of the Company. The Retirement Plan permits participants to defer up to a maximum of 15% of their Compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. The Company matches 50% of the participants' contributions up to a maximum of 6% of a participant's annual compensation. The Company's contribution to the Retirement Plan for the quarter and nine months ended September 30, 1998, totaled $21,000 and $49,000, respectively.

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

         The following represents the amounts used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock for:

                                                          The quarter ended                   The nine months ended
                                                            September 30,                         September 30,
                                                      1998               1997                1998             1997
                                                   ------------      ------------       -------------     --------
         Basic Earnings Per Share:

             Net earnings                          $  9,951,000      $  7,622,000       $  23,854,000     $ 21,575,000
                                                   ============      ============       =============     ============

             Weighted average number of
                shares outstanding                   29,312,599        23,826,352          29,007,688        23,033,721

             Merger contingent shares                    14,146                 -               4,767                 -
                                                   ------------      ------------       -------------     -------------

             Weighted average number of
                shares outstanding used in
                basic earnings per share             29,326,745        23,826,352          29,012,455        23,033,721
                                                   ============      ============       =============     =============

             Basic earnings per share              $       0.34      $      0.32        $        0.82     $        0.94
                                                   ============      ===========        =============     =============


         Diluted Earnings Per Share:

             Net earnings                          $  9,951,000      $  7,622,000       $  23,854,000     $ 21,575,000
                                                   ============      ============       =============     ============

             Weighted average number of
                shares outstanding                   29,312,599        23,826,352          29,007,688        23,033,721

             Effect of dilutive securities:
                Stock options                            92,623           164,069             175,303           146,245
                Merger contingent shares                 57,813                 -              19,271                 -
                                                   ------------      ------------       -------------     -------------

             Weighted average number of
                shares outstanding used in
                diluted earnings per share           29,463,035        23,990,421          29,202,262        23,179,966
                                                   ============      ============       =============     =============

             Diluted earnings per share            $       0.34      $       0.32       $        0.82     $        0.93
                                                   ============      ===========        =============     =============


         For the quarter and nine months ended September 30, 1998, options on 859,000 shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

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

         In connection with the property acquisitions during the quarter ended September 30, 1998, on October 1, 1998, 57,813 shares of the Share Balance became issuable to the stockholders of the Advisor. The market value of the issuable shares is $809,000, all of which is to be charged to operations during the quarter ending December 31, 1998. To the extent the remaining Share Balance is paid over time, the market value of the common shares issued will also be charged to operations.

         Upon consummation of the Merger on January 1, 1998, all employees of the Advisor became employees of the Company, and any obligation to pay fees under the advisor agreement between the Company and the Advisor was terminated.

9.       Related Party Transactions:
         ---------------------------

         The  Company  manages  Net  Lease   Institutional   Realty,  L.P.  (the
         "Partnership"), in which the Company holds a 20 percent equity interest. Pursuant to a management agreement, the Partnership paid the Company $163,000 in asset management fees during the nine months ended September 30, 1998.

         During the nine months ended September 30, 1998, the Company provided certain development services for an affiliate of a member of the board of directors. In connection therewith, the Company received $1,806,000 in development fees relating to these services.

10.      Commitments and Contingencies:
         ------------------------------

         As of September 30, 1998, the Company had entered into agreements to purchase ten additional properties for an estimated aggregate purchase price of $7,556,000.

         As of September 30, 1998, the Company owned and leased two land parcels to a tenant who is obligated to develop a building on each land parcel. The Company has agreed to acquire the completed buildings for an amount of up to $1,469,000, at which time rental income is to increase for each of the properties.

         As of September 30, 1998, the Company owned nine land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for aggregate construction costs of approximately $15,318,000, of which $9,940,000 of costs had been incurred at September 30, 1998. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

11.      Subsequent Event:
         -----------------

         In October 1998, the Company declared dividends to its shareholders of $9,103,000 or $0.31 per share of common stock, payable in November 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction
------------

Commercial Net Lease Realty, Inc. (the "Company") is a fully integrated, self-administered real estate investment trust that acquires, owns, develops and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of September 30, 1998, the Company owned, either directly or through a partnership interest, 263 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations and property acquisitions have been funded by equity and debt offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from public or private offerings of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 1998 and 1997, the Company generated $28,835,000 and $24,012,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

In January 1998, one of the Company's tenants, HomePlace, filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company. In May 1998, HomePlace rejected two of its five leases with the Company, at which time HomePlace was no longer required to pay rent on these two leases. As of September 30, 1998, HomePlace continued to lease three Properties which accounted for four percent of the Company's total rental and earned income for the nine months ended September 30,1998. In September 1998, one of the Properties which related to the two leases rejected by HomePlace was re-leased to Waccamaw Corporation.

The Company also had three vacant Properties relating to the bankruptcy proceeding of one of the Company's former tenants, Luria's. In August 1998, the Company re-leased one of the three Properties to The Sports Authority and in October 1998, the Company re-leased one of the Properties to Ross Dress for Less.

Indebtedness. In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). As of September 30, 1998, $68,500,000 was outstanding and approximately $131,500,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility to invest in freestanding retail properties.

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

During the nine months ended September 30, 1998, the Company received investment grade ratings from Standard and Poor's, Moody's Investor Service and Fitch IBCA on its senior, unsecured debt. In March 1998, the Company filed a prospectus supplement to its $300,000,000 shelf registration and issued $100,000,000 of 7.125% Notes due 2008 (the "Notes"). The Notes are senior, unsecured obligations of the Company subordinated to all of the Company's secured indebtedness. The Notes were sold at a discount for an aggregate purchase price of $99,729,000.

In connection with the debt offering, the Company incurred debt issuance costs totaling $1,208,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

Effective July 10, 1998, the shareholders approved an amendment to the Company's Articles of Incorporation to authorize the issuance of up to 15,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics as determined by the Board of Directors.

On September 29, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of up to $300,000,000 in debt and equity securities (which includes approximately $112,000,000 of unissued debt and equity securities under the Company's previous $300,000,000 shelf registration statement).

Property Acquisitions and Commitments. During the nine months ended September 30, 1998, the Company borrowed $69,400,000 under its credit facility (i) to acquire 23 properties, ten of which are land only parcels currently under construction, (ii) to purchase one building constructed by the tenant on a land parcel owned by the Company and (iii) to complete construction of seven buildings by the Company on previously acquired land parcels. The 23 properties include nine Eckerd drug stores, three Good Guys consumer electronic stores, two Pier I Imports home furnishing stores, two OfficeMax office supply stores, one Best Buy consumer electronics store, one Bed, Bath & Beyond home furnishing store, one Michael's hobby and craft store, one Wendy's fast food restaurant, one Sports Authority sporting goods store, one PETsMART pet supply store and one Dave and Buster's restaurant and entertainment center. The eight buildings include four Eckerd drug stores, two OfficeMax office supply stores, one Pier 1 Imports home furnishing store and one Waccamaw home furnishing store.

As of September 30, 1998, the Company owned and leased two land parcels to a tenant who is obligated to develop a building on each land parcel. The Company has agreed to acquire the completed buildings for an amount of up to $1,469,000, at which time rental income is to increase for each of the Properties.

As of September 30, 1998, the Company had entered into agreements to purchase ten additional properties for an estimated aggregate amount of $7,556,000. The purchase of these properties is subject to conditions relating to completion of development activities, review of title and obtaining title insurance, engineering and environmental inspections and other matters.

As of September 30, 1998, the Company owned nine land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the land parcels for an aggregate amount of approximately
$15,318,000, of which $9,940,000 of costs had been incurred at September 30, 1998. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

In addition to the ten properties under contract and the 11 buildings under construction as of September 30, 1998, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's $200,000,000 Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

In September 1998, the Company sold five of its Properties for a total of $5,740,000 and received net sales proceeds of $5,570,000. The Company recognized a gain on the sale of these five Properties of $1,288,000 for financial reporting purposes. The Company plans to reinvest the proceeds to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes.

Merger Transaction. On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor to exchange 100% of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self administered real estate investment trust ("REIT") effective January 1, 1998. Ten percent of the Share Consideration (220,000 shares) was paid January 1, 1998, and the balance (the "Share Balance") of the Share Consideration will be paid over time to the extent the Company expands its operations after the Merger. In connection with the property acquisitions during the quarter ended September 30, 1998, on October 1, 1998, 57,813 shares of the Share Balance became issuable to the stockholders of the Advisor. The market value of the issuable shares is $809,000, all of which is to be charged to operations during the quarter ending December 31, 1998. To the extent the remaining Share Balance is paid over time, the market value of the common shares issued will also be charged to operations. Upon consummation of the Merger on January 1, 1998, all employees of the Advisor became employees of the Company and any obligation to pay fees under the advisor agreement between the Company and the Advisor was terminated.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the nine months ended September 30, 1998 and 1997, the Company declared and paid dividends to its stockholders of $26,570,000 and $20,265,000, respectively, or $0.92 and $0.90, respectively, per share of common stock. In October 1998, the Company declared dividends to its shareholders of $9,103,000 or $0.31 per share of common stock, payable in November 1998.


Results of Operations
---------------------

As of September 30, 1998 and 1997, the Company owned 254 and 225 wholly-owned Properties, respectively, 251 and 225, respectively, of which were leased to operators of major retail businesses. In addition, during the nine months ended September 30, 1998, the Company leased five Properties which were sold during 1998. During the nine months ended September 30, 1997, the Company leased one Property which was contributed to a partnership in which the Company holds a 20 percent equity interest and five Properties which were sold during 1997. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Company earned $44,024,000 and $36,242,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"), $ 15,169,000 and $13,236,000 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The increase in Rental Income during the nine months ended September 30, 1998, is primarily a result of the facts that (i) the 47 Properties acquired and three buildings upon which construction was completed during 1997 were operational for the full nine months in 1998 and (ii) the Company acquired 23 Properties and eight buildings upon which construction was completed during the nine months ended September 30, 1998. The increase in Rental Income was partially offset by a decrease in Rental Income relating to five Properties which became vacant during the nine months ended September 30, 1998. Rental Income is expected to increase as the Company acquires additional properties and due to the fact that the 23 Properties and eight of the buildings acquired during the nine months ended September 30, 1998, will contribute to the Company's income for a full fiscal quarter in future quarters. In addition, the Company has re-leased three of its five vacant Properties.

During the nine months ended September 30, 1998, the Company earned $1,969,000 in development and asset management fees, $527,000 of which was earned during the quarter ended September 30, 1998. No development and asset management fees were earned during 1997. The Company began providing development and asset management services on January 1, 1998 in connection with the Merger of the Company's Advisor.

During the nine months ended September 30, 1998 and 1997, operating expenses, excluding interest and including depreciation and amortization, were $14,979,000 and $6,603,000, respectively (32.2% and 18.2%, respectively, of gross operating revenues) of which $3,942,000 and $2,296,000 (24.9% and 17.3%, respectively, of gross operating revenues) were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily attributable to a $4,692,000 charge related to the costs incurred in acquiring the Advisor from a related party. Operating expenses for the nine months ended September 30, 1998, excluding the costs relating to the acquisition of the Advisor, were $10,287,000 (22.1 % of gross operating revenues). The costs relating to the acquisition of the Advisor were incurred during the quarter ended March 31, 1998 and did not affect operating expenses for the quarter ended September 30, 1998. The increase for the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is also attributable to the increase in depreciation expense as a result of the additional Properties acquired during the nine months ended September 30, 1998, and a full nine months of depreciation expense relating to the 47 Properties and three buildings acquired during 1997. In addition, during the quarter and nine months ended September 30, 1997, the Company paid an advisory fee to the Advisor. During the quarter and nine months ended September 30, 1998, the advisory fee was replaced with the actual personnel and other operating costs associated with being internally managed. The increase in actual personnel and other operating costs as compared to the advisory fee is attributable to the increase in the Company's asset size and the commencement of development, asset management and property management services. In accordance with generally accepted accounting principles, certain costs relating to development activities have been capitalized.

The Company recognized $9,175,000 and $8,603,000 in interest expense for the nine months ended September 30, 1998 and 1997, respectively, $3,307,000 and $3,509,000 of which was expensed for the quarters ended September 30, 1998 and 1997, respectively. Interest expense increased during the nine months ended September 30, 1998, primarily as a result of interest expense related to the Notes issued in March 1998. However, the increase was partially offset by a decrease in the average interest rates and average borrowing levels of the Company's Credit Facility. Interest expense decreased for the quarter ended September 30, 1998 as a result of a decrease in the average interest rates and average borrowing levels of the Company's Credit Facility. However, the decrease was partially offset by the interest expense related to the Notes issued in March 1998.

The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company's information technology system consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The Company's non-information technology systems are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The Company has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers.

In early 1998, the Company formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problems. The Y2K Team consists of members from the Company and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Company's Y2K readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Y2K problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Company's systems could have a potential Y2K problem.

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. Although the Company continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Company cannot be assured that the tenants, financial institutions, transfer agent and other vendors have adequately considered the impact of the Year 2000.

The Company has identified and has implemented upgrades for certain hardware equipment. In addition, the Company has identified certain software applications which will require upgrades to become Year 2000 compliant. The Company expects all of these upgrades as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Company to be completed by September 30, 1999. The Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $50,000.

Based upon the progress the Company has made in addressing its Year 2000 issues and its plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. The Company plans to address its significant Year 2000 issues prior to being affected by them; therefore, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or if its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement which is effective for periods beginning after December 15, 1997, requires reporting of financial and descriptive information about reportable operating segments. Currently, the Company is not structured in reportable operating segments, and therefore, disclosures to this statement are not applicable.

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

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  As previously reported in the Form 10-K for the year ended December 31, 1997, the Company was a defendant in a lawsuit filed on December 20, 1994, in the Circuit Court, Knox County, Tennessee and the Circuit Court, Green County, Tennessee, by the surviving spouse of a patron of the Company's Property in Tusculum, Tennessee. On August 7, 1998 and August 11, 1998, the respective judges presiding over the cases filed in Knox County and Greene County, Tennessee entered orders dismissing the Company as a defendant.

                  The Company is not a party to any other pending legal proceedings, which, in the opinion of the Company and its general counsel, is likely to have a material adverse effect upon the Company's business or financial condition.

Item 2.           Changes in Securities and Use of Proceeds.

                  Effective  July  10,  1998,  the   shareholders   approved  an
                  amendment to the Company's Articles of Incorporation to authorize the issuance of up to 15,000,000 shares of preferred stock, par value $0.01 per share, which may be issued in various classes with different characteristics as determined by the Board of Directors.
 .
Item 3.           Defaults Upon Senior Securities.  Not applicable.

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

                           3.2 Bylaws of the Registrant(filed as Exhibit 3.3(ii) to Amendment No.2 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

                           3.3 Articles of Amendment to the Articles of Incorporation of Registrant (filed as
                                    Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

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

                           3.5 First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

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

                           10.1     Letter   Agreement   dated  July  10,  1992,
                                    amending  Stock  Purchase   Agreement  dated
                                    January 23, 1992 (filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference).

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

                  (b) No reports on Form 8-K were filed during the quarter ended
                      September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED this 16th day of November, 1998.



COMMERCIAL NET LEASE REALTY, INC.

By:      /s/ Gary M. Ralston
         -------------------
         Gary M. Ralston
         President

By:      /s/ Kevin B. Habicht
         --------------------
         Kevin B. Habicht
         Chief Financial Officer