Form 10-K405
period 1998-12-31
COMMERCIAL NET LEASE REALTY INC
filed 1999-03-30
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                       455 South Orange Avenue, Suite 700
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 265-7348

         Securities registered pursuant to Section 12(b)(6) of the Act:

            Title of each class:           Name of exchange on which registered:
        Common Stock, $0.01 par value              New York Stock Exchange
            10 Year 7.125% Notes                           None

           Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 11, 1999, was $328,260,598.

The number of shares of common stock outstanding as of March 11, 1999, was 30,033,278.


                      DOCUMENTS INCORPORATED BY REFERENCE:


1. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 1998 (Items 5, 6, 7, 7A and 8 of Part II).

2. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 1999 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).

                                     PART I


Item 1.  Business

Commercial Net Lease Realty, Inc., a Maryland corporation (the "Registrant" or the "Company"), is a fully integrated, self-administered real estate investment trust ("REIT") formed in 1984 that acquires, develops, owns and manages a diversified portfolio of high-quality, freestanding properties that are generally leased to major retail businesses under full-credit, long-term commercial net leases.

The Company's strategy is to invest in single-tenant, freestanding retail properties with purchase prices of generally up to $10 million, which typically are located along intensive commercial corridors near traffic generators, such as regional malls, business developments and major thoroughfares. Management believes that these types of properties when leased to high-quality tenants with significant market presence provide attractive opportunities for a stable current return and the potential for capital appreciation. In management's view, these types of properties also provide the Company with flexibility in use and tenant selection when the properties are re-let.

The Company will hold its properties until it determines that the sale or other disposition of the properties is advantageous in view of the Company's investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations.

Properties

During the year ended December 31, 1998, the Company borrowed $143,600,000 under its credit facility (i) to acquire 55 properties (23 of which were land only parcels, 14 of which are currently under construction), (ii) to purchase one building constructed by the tenant on a land parcel owned by the Company and
(iii) to complete construction of 14 buildings by the Company on five land parcels acquired by the Company during 1997 and nine land parcels acquired by the Company in 1998. As of December 31, 1998, the Company owned 285 properties (the "Properties") that are leased to major businesses, including Academy, Babies "R" Us, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Burger King, CompUSA, Computer City, Dave & Buster's, Denny's, Dick's Clothing &
Sporting Goods, Eckerd, Food 4 Less, Food Lion, Golden Corral, Good Guys, Hardee's, Heilig-Meyers, Hi-Lo Automotive, HomePlace, International House of Pancakes, Kash N' Karry, Levitz, Linens 'n Things, Marshalls, Michael's, Office Depot, OfficeMax, Oshman's, PETsMART, Pier 1 Imports, Robb & Stucky, Ross Dress For Less, Scotty's, Sears Homelife Centers, The Sports Authority, SuperValu and Waccamaw. The Company's Property portfolio was 99 percent leased at December 31, 1998.

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

During 1998, one of the Company's lessees, Eckerd Corporation, accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from nine properties owned by the Company's unconsolidated partnership). As of December 31, 1998, Eckerd Corporation leased 52 Properties (including four properties under leases with the Company's unconsolidated partnership). It is anticipated that, based on the minimum rental payments required by the leases, Eckerd Corporation will continue to account for more than ten percent of the Company's total rental income in 1999. Any failure of this lessee could materially affect the Company's income.

In January 1998, one of the Company's tenants, HomePlace, filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company. In May 1998, HomePlace rejected two of its five leases with the Company, at which time HomePlace was no longer required to pay rent on these two leases. In September 1998, one of these Properties was re-leased to Waccamaw Corporation. The Company is currently marketing the remaining Property, which is not subject to a lease, for sale or lease. As of December 31, 1998, HomePlace continued to lease three Properties which accounted for four percent of the Company's total rental and earned income for the year ended December 31, 1998.

In August 1997, one of the Company's tenants, Luria's, filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company. In March 1998, Luria's rejected its three leases with the Company, at which time Luria's was no longer required to pay rent on these three leases. In August 1998, the Company re-leased one of these three Properties to The Sports Authority and in October 1998, the Company re-leased one of these Properties to Ross Dress for Less.

Investment in Subsidiaries

In November 1995, the Company formed two wholly owned subsidiaries, Net Lease Realty I, Inc. and Net Lease Realty II, Inc. In June 1997, the Company formed two wholly-owned subsidiaries, Net Lease Realty III, Inc. and Net Lease Realty IV, Inc. and in August 1998, the Company formed one wholly owned subsidiary, Net Lease Funding, Inc. Net Lease Realty I, Inc. and Net Lease Realty IV, Inc. were formed to facilitate the acquisition of certain properties. Net Lease Realty II, Inc. was utilized to facilitate the acquisition of CNL Realty Advisors, Inc., the Company's advisor, and Net Lease Realty III, Inc. is the general partner of and holds a 20 percent interest in Net Lease Institutional Realty, L.P. Net Lease Funding, Inc. was formed to facilitate the development of certain properties. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under Internal Revenue Code Section 856(i)(2).

Investment in Partnership

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the "Partnership"), with The Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees ("CTA") to acquire, own and manage nine properties. Net Lease Realty III, Inc. is the sole general partner (the "General Partner") with a 20 percent interest in the Partnership, and CTA is the sole limited partner (the "Limited Partner") with an 80 percent interest in the Partnership. Pursuant to the Partnership agreement, the General Partner is responsible for the management of the Partnership's properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12 million non-recourse mortgage on the Partnership's nine properties in September 1997 at 7.37% interest rate.

As of December 31, 1998, the Partnership owned nine properties (the "Partnership Properties") leased to six major retail tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $183,000 to $730,000 and building sites ranging from 11,000 to 54,000 square feet. All of the Partnership Properties are leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to on going maintenance and operation, including utilities, property taxes and insurance.

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

Historically, the Company did not have a large enough asset base to provide the economies of scale needed to efficiently support the extensive general and administrative expenses of an in-house management team. As a result, the Advisor had incurred the full expense of a management and acquisition team while receiving advisory and acquisition fees that have offset this expense. In 1997, however, due to the Company's historical and anticipated growth, management believed that the efficiencies derived from being externally advised had diminished and that it would be more cost effective to become self-administered. The stockholders of the Company approved an agreement and plan of merger with the Advisor on December 18, 1997 at the 1997 annual meeting of stockholders, which resulted in the Company becoming a self-administered and self-managed REIT (the "Advisor Transaction"). The Advisor Transaction was completed on January 1, 1998. The Agreement and Plan of Merger provided for the merger of the Advisor into a wholly owned subsidiary of the Company pursuant to which all of the outstanding common stock of the Advisor was exchanged for 220,000 shares of common stock of the Company and the right, based upon the Company's completed property acquisitions and completed development projects in accordance with the Merger agreement to receive up to 1,980,000 additional shares of the Company's common stock, for a period of up to five years. In connection with the property acquisitions during the year ended December 31, 1998, the Company issued an additional 57,813 shares of common stock in December 1998, and 371,938 shares of common stock in January 1999. Upon the consummation of the Advisor Transaction, all personnel employed by the Advisor became employees of the Company. Following consummation of the Advisor Transaction, the Advisory Agreement (as defined above) and the obligation of the Company to pay any fees thereunder was terminated. For a complete description of the Advisor Transaction, see the Company's Proxy Statement dated November 13, 1997 for the Company's 1997 annual meeting of stockholders.

Competition

The Company generally competes with other REIT's, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties.

Employees

As of December 31, 1998, the Company employed 78 full-time persons including executive, administrative and field personnel. Reference is made to "Item 10. Directors and Executive Officers of the Registrant" for a listing of the Company's Executive Officers.

Item 2.  Properties

As of December 31, 1998, the Company owned 285 Properties located in 38 states that are leased to 55 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this Report for a listing of the Properties and their respective carrying costs.

Description of Properties

Land. The Company's Property sites range from approximately 12,000 to 583,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $37,000 to $6,300,000.

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

Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 1998, the weighted average remaining lease term was approximately 15 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $21,000 to $1,032,000. Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from six to 12 percent after every five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 1998, leases representing approximately 84 percent of annual base rent include contractual increases, leases representing approximately 30 percent of annual base rent include percentage rent provisions and leases representing approximately 22 percent of annual base rent include both contractual and percentage rent provisions.

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

During 1998, one of the Company's lessees, Eckerd Corporation (drugstore) accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from the Partnership Properties). As of December 31, 1998, Eckerd Corporation leased 52 Properties (including four properties under leases with the Partnership).

As of December 31, 1998, one of the Company's lessees, Eckerd Corporation, leased Properties representing 11.7% of total assets. For information regarding the results of operations and financial condition of this entity, refer to its Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended January 31, 1998.

The Company generally competes with other REIT's, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties.

Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company's policy, as a part of its acquisition due diligence process, to obtain a Phase I environmental site assessment for each property and where warranted, a Phase II environmental site assessment. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property whose environmental site assessment indicates that a problem or potential problem exists, subject to a determination of the level of risk and potential cost of remediation. In such cases, the Company requires the seller and/or tenant to (i) remediate the problem prior to the Company's acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. The Company has 20 properties currently under some level of environmental remediation. The seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these properties.

The Company's principal executive offices are located at 455 South Orange Avenue, Suite 700, Orlando, Florida 32801. The Company's telephone number is
(407) 265-7348.

Item 3.  Legal Proceedings

The Company is a co-defendant in a lawsuit filed on December 10, 1998 in the United States District Court for the District of Puerto Rico. The plaintiff is alleging that the Company is in breach of a ground lease agreement with the plaintiff regarding a land parcel owned by the plaintiff and is seeking damages of $7,500,000 and/or specific performance of the execution of the ground lease. Management believes it will prevail in this suit and intends to vigorously defend its position. If the Company were to be held liable for these damages, it could materially affect the Company's earnings.

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


                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information responsive to this Item is contained in the section captioned "Share Price and Dividend Data" on page 39 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 6.  Selected Financial Data

Information responsive to this Item is contained in the section captioned "Historical Financial Highlights" on page 1 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 19 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", subsection "Market Risk", on page 19 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Certain  information  responsive  to  this  Item  is  contained  in the  section
captioned   "Consolidated   Quarterly   Financial  Data"  on  page  38  of  the
Registrant's Annual Report to Shareholders for the year ended December 31, 1998; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

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

Item 11.  Executive Compensation

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this
Item is contained in the section thereof captioned "Proposal I: Election of Directors - Compensation of Directors" and "Executive Compensation - Annual Compensation," and the information in such sections is incorporated herein by reference.

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

        1.Financial Statements

               Independent Auditors' Report

               Consolidated Balance Sheets as of December 31, 1998 and 1997

               Consolidated  Statements of Earnings for the years ended December
                    31, 1998, 1997 and 1996

               Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

               Consolidated  Statements  of  Cash  Flows  for  the  years  ended
                    December 31, 1998,1997 and 1996

               Notes to Consolidated Financial Statements

        2.Financial Statement Schedule

               Report of Independent Auditors' on Supplementary Information

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998

               Notes to Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998

               All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

        3.Exhibits

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

        12 Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

        13 Annual Report to Shareholders for the year ended December 31, 1998 (filed herewith).

        23 Consent of Independent Accountants dated March 30, 1999 (filed herewith).

        27     Financial Data Schedule  (filed herewith).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                                               COMMERCIAL NET LEASE REALTY, INC.

                                                     By: /s/ James M. Seneff,Jr.
                                                         -----------------------
                                                            JAMES M. SENEFF, JR.
                                              Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                     Title                             Date



/s/ James M. Seneff, Jr.   Chairman of the Board of Directors     March 30, 1999
-----------------------    Chief Executive Officer (Principal
James M. Seneff, Jr.              Executive Officer)


/s/ Robert A. Bourne            Vice Chairman of the              March 30, 1999
--------------------             Board ofDirectors
Robert A. Bourne


/s/ Edward Clark                   Director                       March 30, 1999
----------------
Edward Clark


/s/ Clifford R. Hinkle             Director                       March 30, 1999
----------------------
Clifford R. Hinkle



/s/ Ted B. Lanier                  Director                       March 30, 1999
-----------------
Ted B. Lanier


/s/ Gary M. Ralston               President                       March 30, 1999
-------------------
Gary M. Ralston



/s/ Kevin B. Habicht     Chief Financial Officer (Principal       March 30, 1999
--------------------     Financial and Accounting Officer),
Kevin B. Habicht             Secretary and Treasurer

          Report of Independent Auditors' on Supplementary Information

The Board of Directors
Commercial Net Lease Realty, Inc.


Under date of January 15, 1999, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements and our report thereon are both included in
Item 14(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as of December 31, 1998. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/KPMG LLP
-------------

Orlando, Florida
January 15, 1999

               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                Initial Cost to Company
                               Encum-        ---------------------------
                              brances                      Building and
                                (n)             Land        Improvements
---------------------------  --------------  ------------  -------------
Properties the Company
  has Invested in Under
  Operating Leases:

     Academy:
       Houston, TX               -             1,074,232        -
       Houston, TX               -               699,165        -
       N. Richland Hills, TX     -             1,307,655        -
       Houston, TX               -             3,086,610        -
       Houston, TX               -               795,005        -
       Baton Rouge, LA           -             1,547,501        -

     Adjacent Excess Space:
       Memphis, TN               -               549,309        539,643
       Glendale, AZ              -               340,753        -

     Babies "R" Us:
       Arlington, TX             -               830,689      2,611,867

     Barnes & Noble:
       Lakeland, FL              -             1,070,902      1,516,983
       Brandon, FL            1,515,699 (m)    1,476,407      1,527,150
       Denver, CO                -             3,244,785      2,722,087
       Houston, TX               -             3,307,562      2,396,024
       Cary, NC                  -             2,778,458      2,650,008
       Plantation, FL            -             3,616,357        -
       Lafayette, LA             -             1,204,279      2,301,983
       Oklahoma City, OK         -             1,688,556      2,311,487
       Daytona, FL               -             2,587,451      2,052,643
       Freehold, NJ              -             2,917,219      2,260,663
       Dayton, OH                -             1,412,614      3,223,467
       Redding, CA               -               497,179      1,625,702
       Marlton, NJ               -             2,831,370      4,318,554

     Bed, Bath & Beyond:
       Richmond, VA              -             1,184,144      3,154,970
       Los Angeles, CA           -             6,318,023      3,089,396
       Glendale, AZ              -             1,078,710        -

     Best Buy:
       Corpus Christi, TX     1,268,679 (l)      818,448        896,395
       Brandon, FL               -             2,985,156      2,772,137
       Evanston, IL              -             1,850,996        -
       Cuyahoga Falls, OH        -             3,708,980      2,359,377
       Rockville, MD             -             6,233,342      3,418,783
       Fairfax, VA               -             3,052,477      3,218,018
       St. Petersburg, FL        -             4,031,744      2,959,316
       North Fayette, PA         -             2,330,847      2,292,932

     Blockbuster:
       Conyers, GA               -               320,029        556,282

     Borders Books & Music:
       Wilmington, DE         4,588,832 (m)    3,030,769      6,061,538
       Richmond, VA           2,410,871 (m)    2,177,310      2,599,587
       Ft. Lauderdale, FL        -             3,164,984      3,934,577
       Bangor, ME                -             1,546,915      2,486,761
       Altamonte Spgs, FL        -             1,947,198        -

     Burger King:
       Asheboro, NC              -               420,508        815,190
       Galliano, LA              -               249,001      1,130,506
       John's Island, SC         -               385,517        698,309
       Lake Charles, LA          -               272,381        965,713
       Lancaster, OH             -               220,846        582,815
       Natchez, MS               -               206,717        653,530
       Tappahannock, VA          -               289,840        572,779
       Warren, MI                -               298,817        785,031
       Manchester, NH            -               619,037        428,757
       Rochester, NH             -               216,652        779,450
       Columbus, OH              -               357,114        407,093
       Coon Rapids, MN           -               322,658        544,936
       Opeleousas, LA            -               460,374        824,510
       St. Paul, MN              -               225,297        542,847

     Checkers:
       Orlando, FL               -               256,568        -

     CompUSA:
       Mission Viejo, CA         -             2,706,352      1,368,966

     Computer City:
       Miami, FL              2,311,432 (m)    2,713,192      1,866,676
       Baton Rouge, LA           -               609,069        913,603
       Anchorage, AK             -               928,321      1,662,584

     Dave's:
       Maple Heights, OH         -             1,034,758      2,874,414

     Dave & Buster's:
       Utica, MI                 -             3,776,169        -

     Denny's:
       Duncan, SC                -               219,703        -
       Greensboro, NC            -               265,915        493,407
       Greenville, SC            -               344,817        400,895
       Houston, TX               -               289,036        572,985
       Landrum, SC               -               155,429        -
       Mooresville, NC           -               307,299        -
       Santee, SC                -               244,284        312,045
       Topeka, KS                -               414,686        -
       Winter Springs, FL        -               555,232        -

     Dick's Clothing:
       Taylor, MI                -             1,920,032      3,526,868
       White Marsh, MD           -             2,680,532      3,916,889

     Eckerd:
       San Antonio, TX          618,229 (m)      440,985        -
       Dallas, TX               595,628 (m)      541,493        -
       Garland, TX              479,282 (m)      239,014        -
       Arlington, TX            507,235 (m)      368,964        -
       Millville, NJ            629,123 (m)      417,603        -
       Atlanta, GA              562,221 (m)      445,593        -
       Mantua, NJ               654,043 (m)      344,022        -
       Amarillo, TX             581,981 (m)      329,231        -
       Amarillo, TX             756,379 (m)      650,864        -
       Glassboro, NJ            717,544 (m)      534,243        -
       Kissimmee , FL           835,902 (m)      715,480        -
       Colleyville, TX          923,863 (m)      756,472        -
       Tampa, FL                 -               604,682        -
       Douglasville, GA          -               413,439        995,209
       Lafayette, LA             -               967,528        -
       Moore, OK                 -               414,738        -
       Midwest City, OK          -             1,080,637      1,103,351
       Tallahassee, FL           -               691,523        -
       Irving, TX                -             1,000,222        -
       Snellville, GA            -               486,272      1,320,087
       Jasper, FL                -               291,147        -
       Williston, FL             -               622,403        -
       Pantego, TX               -             1,016,062      1,448,911
       Conyers, GA               -               574,666        998,900
       Norman, OK                -             1,065,562        -
       Chattanooga , TN          -               474,267        -
       Stone Mountain, GA        -               638,643      1,111,064
       Arlington, TX             -             2,078,542        -
       Leavenworth, KS           -               726,438        -
       Augusta, GA               -               568,606      1,326,748
       Riverdale, GA             -             1,088,896      1,707,448
       Morrow, GA                -               550,457      1,248,422
       Warner Robins, GA         -               707,488        -
       Lewisville, TX            -               789,237        -
       Forest Hill, TX           -               692,165        -
       Del City, OK              -             1,387,362       (c)
       Arlington, TX             -               414,568       (c)
       Ft. Worth, TX             -                -             -
       Land 'O Lakes, FL         -             1,455,464        -
       Garland, TX               -               522,461        -
       Garland, TX               -             1,476,838        -
       Oklahoma City, OK         -             1,543,480        -
       Vineland, NJ              -               725,734        -

     Food 4 Less:
       Lemon Grove, CA           -             3,695,816        -
       Chula Vista, CA           -             3,568,862       (c)

     Golden Corral:
       Woodstock, GA   (e)       -               200,680        328,450
       Edenton, NC               -                36,578        318,481
       Rockledge, FL   (e)       -               120,593        340,889
       Gilmer, TX      (e)       -               116,815        296,454
       Bonham, TX      (e)       -               128,451        344,170
       Leitchfield, KY (e)       -                73,660        306,642
       Marietta, GA    (e)       -               156,190        346,509
       Atlanta, TX     (e)       -                88,457        368,317
       Vernon, TX      (e)       -               105,798        328,943
       Abbeville, LA   (e)       -                98,577        362,416
       Fredricksburg,TX          -               169,984        321,189
       Clanton, AL     (e)       -               113,017        296,921
       Pleasanton, TX  (e)       -               139,694        316,070
       Bowie, TX       (e)       -                57,824        311,544
       Lake Placid, FL (e)       -               115,113        305,074
       Ennis, TX                 -               153,701        366,639
       Melbourne, FL   (e)       -               193,447        341,351
       Franklin, LA    (e)       -               105,840        396,831
       Franklin, VA              -               100,808        424,164
       Durant, OK                -               140,862        411,135

     Good Guys, The:
       Foothill Ranch, CA        -             1,456,113      2,505,022
       Valencia,CA               -             1,622,252      2,895,298
       Riverside, CA             -             1,718,892      2,755,059
       Clackamas, OR             -             1,639,995      1,446,764
       Bellingham, WA            -             1,732,378      1,764,549
       Federal Way, WA           -             2,037,392      1,661,577
       East Palo Alto, CA        -             2,294,449        -

     Hardee's:
       Chalkville, AL            -               170,834        457,167
       Columbia, TN              -               226,300        -
       Gulf Shores, AL           -               348,281        595,164
       Horn Lake, MS             -               302,787        -
       Johnson City, TN          -               215,567        -
       Mobile, AL                -               336,696        -
       Petal, MS                 -               277,104        415,193
       Rock Hill, SC             -               216,777        466,450
       Tusculum, TN              -               182,349        507,293
       Warrior, AL               -               177,659        -
       West Point, MS            -               173,386        -

     Heilig-Meyers:
       Baltimore, MD             -               469,782        813,074
       Glen Burnie, MD           -               625,588        922,897
       Lima, OH                  -               344,742      1,097,694
       Copperas Cove, TX         -               445,558        943,339
       Nacadoches, TX            -               397,074      1,257,402

     Hi-Lo Automotive:
       Mesquite, TX              -               233,420        513,523
       Arlington, TX             -               295,331        571,609
       Ft. Worth, TX             -               197,037        512,296
       Garland, TX               -               239,570        512,023
       Houston, TX               -               261,318        531,968
       Dallas, TX                -               281,347        543,937
       Bastrop, TX               -               197,905        383,144
       Eagle Pass, TX            -               256,745        455,841
       Lake Worth, TX            -               252,141        539,510
       McAllen, TX               -               265,177        605,397
       Nacogdoches, TX           -               190,324        522,232
       San Antonio, TX           -               200,510        643,741
       Temple, TX                -               177,451        587,755
       Universal City, TX        -               247,264        570,677

     HomePlace:
       Altamonte Spgs, FL        -             2,906,409      4,877,225
       Ft. Myers, FL             -             1,956,579      4,045,196
       Bowie, MD                 -             1,965,508        -

     International House
      of Pancakes:
       Stafford, TX             481,435 (m)      382,084        -
       Sunset Hills, MO         508,831 (m)      271,853        -
       Las Vegas, NV            572,085 (m)      519,947        -
       Ft. Worth, TX            532,218 (m)      430,896        -
       Arlington, TX            511,075 (m)      404,512        -
       Matthews, NC             522,717 (m)      380,043        -
       Phoenix, AZ              526,235 (m)      483,374        -

     Just for Feet:
       Albuquerque, NM           -             1,441,777      2,335,475

     Kroger:
       Columbus, OH              -               780,838        520,559

     Linens 'n Things:
       Freehold, NJ           2,931,484 (l)    1,753,766      2,208,651

     Marshalls:
       Freehold, NJ           3,431,576 (l)    2,052,946      2,585,432

     Michael's
       Grapevine, TX             -             1,017,934      2,066,715

     Office Depot:
       Arlington, TX          1,013,151 (m)      596,024      1,411,432
       Richmond, VA                              888,772      1,948,036

     OfficeMax:
       Corpus Christi, TX     1,439,600 (l)      893,270        978,344
       Dallas, TX             1,427,472 (m)    1,118,500      1,709,891
       Cincinnati, OH         1,068,962 (m)      543,489      1,574,551
       Evanston, IL           1,829,742 (m)    1,867,831      1,757,618
       Altamonte Spgs, FL        -             1,689,793      3,050,160
       Pompano Beach, FL         -             2,266,908      1,904,803
       Cutler Ridge, FL          -               989,370      1,479,119
       Sacramento, CA            -             1,144,167      2,961,206
       Salinas, CA               -             1,353,217      1,829,325
       Redding, CA               -               667,174      2,181,563
       Kelso, WA                 -               868,003        -
       Lynchburg, VA             -               561,509        -
       Leesburg, FL              -               640,019        -
       Plymouth Meeting, PA      -             2,906,424        -
       Tigard, OR                -             1,539,873      2,247,321
       Dover, NJ                 -             1,138,296      3,238,083
       Griffin, GA               -               683,747        -

     Oshman's Sporting Goods:
       Dallas, TX                -             1,311,440        -

     Party City:
       Memphis, TN               -               238,229        -

     Petco:
       Grand Forks, ND           -               306,629        909,671

     PETsMART:
       Chicago                   -             2,723,463      3,564,837

     Pier 1 Imports:
       Memphis, TN               -               713,319        821,770
       Sanford, FL               -               738,051        803,082
       Knoxville, TN             -               466,636        -
       Mason, OH                 -               592,257        -
       Harlingen, TX             -               315,434        -

     Pizza Hut:
       Orlando, FL               -               220,632        258,483

     Rally's:
       Toledo, OH                -               125,882        319,770

     Robb & Stucky:
       Ft. Myers, FL             -             2,188,440      6,225,401

     Roger & Marv's:
       Kenosha, WI               -             1,917,607      3,431,363

     Ro-Jack's Food Store:
       Warwick, RI               -             1,699,330        -

     Ross Dress For Less:
       Coral Gables, FL          -             1,782,346      1,661,174

     Scotty's:
       Orlando, FL               -             1,157,268      2,077,131
       Orlando, FL               -             1,044,796      2,011,952

     Sears Homelife:
       Clearwater, FL         2,745,218 (l)    1,184,438      2,526,207
       Orlando, FL            1,516,665 (m)      820,397      2,184,721
       Pensacola, FL          1,750,804          633,125      1,595,405
       Raleigh, NC            2,205,051        1,848,026      1,753,635
       Tampa, FL              2,277,113        1,454,908      2,045,833

     7-Eleven:
       Land 'O Lakes, FL         -             1,076,495        -
       Tampa Palms, FL           -             1,080,670        -

     Shop & Save:
       Homestead, PA             -             1,139,419        -
       Penn Hills, PA            -             1,043,297      1,243,131

     Sports Authority:
       Memphis, TN               -               820,340        -
       Little Rock, AR           -             3,418,875      2,660,206
       Tampa, FL                 -             2,127,503      1,521,730

     SuperValu:
       Huntington, WV            -             1,254,238        760,602

     Top's:
       Lacey, WA                 -             2,777,449      7,082,150

     Waccamaw:
       Fairfax, VA               -             2,156,801        -
       White Marsh, MD           -             3,762,030        -

     Waremart:
       Eureka, CA                -             3,135,036      5,470,607

     Wendy's Old Fashioned
       Hamburger:
       Fenton, MO                -               307,068        496,410
       Longwood, FL              -               333,335        194,926
       Sacramento, CA            -               585,872        -

     Vacant Properties:
       Arlington, TX             -               752,840      3,980,309
       South Miami, FL           -             1,379,229      1,723,047

     Unallocated costs
       relating to con-
       struction in progress

                             ===========     ============  =============
                             47,248,377      259,590,038    249,823,310
                             ===========     ============  =============
Properties the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
       Houston, TX               -                -           1,924,740
       Houston, TX               -                -           1,867,519
       N. Richland Hills, TX     -                -           2,253,408
       Houston, TX               -                -           2,112,335
       Houston, TX               -                -           1,910,697
       Baton Rouge, LA           -                -           2,405,466

     Barnes & Noble:
       Plantation, FL            -                -           3,498,559

     Best Buy:
       Evanston, IL              -                -           3,400,057

     Borders:
       Altamonte Spgs, FL        -                -           3,267,579

     Checkers:
       Orlando, FL               -                -             286,910

     Denny's:
       Landrum, SC               -                -             374,684
       Mooresville, NC           -                -             535,309
       Duncan, SC                -                -             628,571
       Akron, OH                 -               137,424        733,450
       Topeka, KS                -                -             498,921
       Winter Springs, FL        -                -             620,148

     Dave & Buster's:
       Utica, MI                 -                -           4,888,743

     Eckerd:
       San Antonio, TX           -                -             783,974
       Dallas, TX                -                -             638,684
       Garland, TX               -                -             710,634
       Arlington, TX             -                -             636,070
       Millville, NJ             -                -             828,942
       Atlanta. GA               -                -             668,390
       Mantua, NJ                -                -             951,795
       Vineland, NJ             681,021 (m)      286,231      1,063,142
       Amarillo, TX              -                -             849,071
       Amarillo, TX              -                -             869,846
       Amarillo, TX             494,316 (m)      158,851        855,348
       Glassboro, NJ             -                -             887,497
       Kissimmee , FL            -                -             933,852
       Colleyville, TX           -                -           1,076,066
       Alice,TX                 501,579 (m)      189,187        804,963
       Tampa, FL                 -                -           1,090,532
       Lafayette, LA             -                -             949,128
       Moore, OK                 -                -             879,296
       Tallahassee, FL           -                -           1,274,147
       East Point, GA            -               336,610      1,173,529
       Irving, TX                -                -           1,228,436
       Ft. Worth, TX             -               399,592      2,529,969
       Williston, FL             -                -             355,757
       Jasper, FL                -                -             347,474
       Oklahoma City, OK         -               (o)          1,365,125
       Oklahoma City, OK         -               (o)          1,419,093
       Norman, OK                -                -           1,225,477
       Chattanooga , TN          -                -           1,344,240
       Del City, OK              -                -             -
       Arlington, TX             -                -             -

     Food 4 Less:
       Lemon Grove, CA           -                -           4,068,179
       Chula Vista, CA           -                -           4,266,181

     Food Lion:
       Keystone Hts, FL         976,377 (m)       88,604      1,845,988
       Chattanooga, TN        1,028,344 (m)      336,488      1,701,072
       Lynchburg, VA          1,333,443 (l)      128,216      1,674,167
       Martinsburg, WV        1,005,462 (m)      448,648      1,543,573

     The Good Guys:
       Stockton, CA           1,794,428 (m)      580,609      2,974,868
       Portland, OR              -               817,574      2,630,652

     Hardee's:
       Mobile, AL                -                -             479,107
       Warrior, AL               -                -             470,556
       Horn Lake, MS             -                -             555,975
       West Point, MS            -                -             517,424
       Columbia, TN              -                -             584,927
       Johnson City, TN          -                -             570,690
       Iuka, MS                  -               130,258        505,363
       Biscoe, NC                -                60,301        479,984
       Aynor, SC                 -                44,871        521,192

     Heilig-Meyers:
       Rincon, GA                -               254,320      1,212,349
       Bourbonnais, IL           -               309,769      1,381,112
       Mount Vernon, IL          -               235,675      1,128,976
       Muskogee, OK              -               250,932      1,209,673
       Stillwater, OK            -               262,779      1,126,116
       Everett, PA               -               235,548      1,206,879
       Lebanon, PA               -               220,282      1,168,636
       York, PA                  -               279,312      1,109,609
       Marlow Heights, MD        -               415,926      1,397,178
       Clovis, NM                -               237,362      1,151,531
       Middletown, OH            -               250,284      1,138,639
       Conway, SC                -               256,893      1,185,517

     Hi-Lo Automotive:
       Copperas Cove, TX         -               116,637        476,331
       Ft. Worth, TX             -                92,779        607,971
       Baton Rouge, LA           -                89,954        508,146
       Lake Jackson, TX          -               120,313        609,300
       Edinberg, TX              -                97,056        418,926
       Pantego, TX               -               154,368        505,323
       Ft. Worth, TX             -                91,373        548,238
       Pharr, TX                 -                94,576        472,880
       Baton Rouge, LA           -               122,349        527,930
       Houston, TX               -                37,508        596,069

     HomePlace:
       Bowie, MD                 -                -           4,262,338

     International House
      of Pancakes:
       Stafford, TX              -                -             571,832
       Sunset Hills, MO          -                -             736,345
       Las Vegas, NV             -                -             613,582
       Ft. Worth, TX             -                -             623,641
       Arlington, TX             -                -             608,132
       Matthews, NC              -                -             655,668
       Phoenix, AZ               -                -             559,307

     Kash N' Karry:
       Brandon, FL               -             1,234,519      3,255,257

     Levitz:
       Tempe, AZ                 -               634,444      2,225,991

     Oshman's Sporting Goods:
       Dallas, TX                -                -           2,658,976

     Ro-Jack's Food Store:
       Warwick, RI               -                -           2,978,154

     Shop & Save:
       Homestead, PA             -                -           2,578,098

     Wacammaw:
       Fairfax, VA               -                -           3,356,493

                             ==========       ==========    ===========
                              7,814,970       10,238,422    129,708,614
                             ==========       ==========    ===========

                          Costs Capitalized
                            Subsequent to          Gross Amount at Which
                             Acquisition         Carried at Close of Period (b)
                         ------------------- -----------------------------------
                         Improve-  Carrying             Building and
                          ments     Costs      Land     Improvements    Total
-----------------------  --------  -------   ---------  ------------  ----------
Properties the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX           -         -      1,074,232      (c)      1,074,232
      Houston, TX           -         -        699,165      (c)        699,165
      N. Richland
       Hills,TX             -         -      1,307,655      (c)      1,307,655
      Houston, TX           -         -      2,098,895      (c)      2,098,895
      Houston, TX           -         -        795,005      (c)        795,005
      Baton Rouge, LA       -         -      1,547,501      (c)      1,547,501

    Adjacent Excess
     Space:
      Memphis, TN           -         -        549,309     539,643   1,088,952
      Glendale, AZ       294,706      -        340,753      (g)        340,753

    Babies "R" Us:
      Arlington, TX         -         -        830,689   2,611,867   3,442,556

    Barnes & Noble:
      Lakeland, FL          -         -      1,070,902   1,516,983   2,587,885
      Brandon, FL           -         -      1,476,407   1,527,150   3,003,557
      Denver, CO            -         -      3,244,785   2,722,087   5,966,872
      Houston, TX           -         -      3,307,562   2,396,024   5,703,586
      Cary, NC              -         -      2,778,458   2,650,008   5,428,466
      Plantation, FL        -         -      3,616,357      (c)      3,616,357
      Lafayette, LA         -         -      1,204,279   2,301,983   3,506,262
      Oklahoma City, OK     -         -      1,688,556   2,311,487   4,000,043
      Daytona, FL           -         -      2,587,451   2,052,643   4,640,094
      Freehold, NJ          -         -      2,917,219   2,260,663   5,177,882
      Dayton, OH            -         -      1,412,614   3,223,467   4,636,081
      Redding, CA           -         -        497,179   1,625,702   2,122,881
      Marlton, NJ           -         -      2,831,370   4,318,554   7,149,924

    Bed, Bath & Beyond:
      Richmond, VA          -         -      1,184,144   3,154,970   4,339,114
      Los Angeles, CA       -         -      6,318,023   3,089,396   9,407,419
      Glendale, AZ        933,157     -      1,078,710      (g)      1,078,710

    Best Buy:
      Corpus Christi, TX   12,222     -        818,448     908,617   1,727,065
      Brandon, FL           -         -      2,985,156   2,772,137   5,757,293
      Evanston, IL          -         -      1,850,996      (c)      1,850,996
      Cuyahoga Falls, OH    -         -      3,708,980   2,359,377   6,068,357
      Rockville, MD         -         -      6,233,342   3,418,783   9,652,125
      Fairfax, VA           -         -      3,052,477   3,218,018   6,270,495
      St. Petersburg, FL    -         -      4,031,744   2,959,316   6,991,060
      North Fayette, PA     -         -      2,330,847   2,292,932   4,623,779

    Blockbuster:
      Conyers, GA           -         -        320,029     556,282     876,311

    Borders Books
     & Music:
      Wilmington, DE        -         -      3,030,769   6,061,538   9,092,307
      Richmond, VA          -         -      2,177,310   2,599,587   4,776,897
      Ft. Lauderdale, FL    -         -      3,164,984   3,934,577   7,099,561
      Bangor, ME            -         -      1,546,915   2,486,761   4,033,676
      Altamonte Spgs, FL    -         -      1,947,198      (c)      1,947,198

    Burger King:
      Asheboro, NC          -         -        420,508     815,190   1,235,698
      Galliano, LA          -         -        249,001   1,130,506   1,379,507
      John's Island, SC     -         -        385,517     698,309   1,083,826
      Lake Charles, LA      -         -        272,381     965,713   1,238,094
      Lancaster, OH         -         -        220,846     582,815     803,661
      Natchez, MS           -         -        206,717     653,530     860,247
      Tappahannock, VA      -         -        289,840     572,779     862,619
      Warren, MI            -         -        298,817     785,031   1,083,848
      Manchester, NH        -         -        619,037     428,757   1,047,794
      Rochester, NH         -         -        216,652     779,450     996,102
      Columbus, OH          -         -        357,114     407,093     764,207
      Coon Rapids, MN       -         -        322,658     544,936     867,594
      Opeleousas, LA        -         -        460,374     824,510   1,284,884
      St. Paul, MN          -         -        225,297     542,847     768,144

    Checkers:
      Orlando, FL           -         -        256,568      (c)        256,568

    CompUSA:
      Mission Viejo, CA     -         -      2,706,352   1,368,966   4,075,318

    Computer City:
      Miami, FL             -         -      2,713,192   1,866,676   4,579,868
      Baton Rouge, LA       -         -        609,069     913,603   1,522,672
      Anchorage, AK         -         -        928,321   1,662,584   2,590,905

    Dave's:
      Maple Heights, OH     -         -      1,034,758   2,874,414   3,909,172

    Dave & Buster's:
      Utica, MI             -         -      3,776,169      (c)      3,776,169

    Denny's:
      Duncan, SC            -         -        219,703      (c)        219,703
      Greensboro, NC        -         -        265,915     493,407     759,322
      Greenville, SC        -         -        344,817     400,895     745,712
      Houston, TX           -         -        289,036     572,985     862,021
      Landrum, SC           -         -        155,429      (c)        155,429
      Mooresville, NC       -         -        307,299      (c)        307,299
      Santee, SC            -         -        244,284     312,045     556,329
      Topeka, KS            -         -        414,686      (c)        414,686
      Winter Springs, FL    -         -        555,232      (c)        555,232

    Dick's Clothing:
      Taylor, MI            -         -      1,920,032   3,526,868   5,446,900
      White Marsh, MD       -         -      2,680,532   3,916,889   6,597,421

    Eckerd:
      San Antonio, TX       -         -        440,985      (c)        440,985
      Dallas, TX            -         -        541,493      (c)        541,493
      Garland, TX           -         -        239,014      (c)        239,014
      Arlington, TX         -         -        368,964      (c)        368,964
      Millville, NJ         -         -        417,603      (c)        417,603
      Atlanta, GA           -         -        445,593      (c)        445,593
      Mantua, NJ            -         -        344,022      (c)        344,022
      Amarillo, TX          -         -        329,231      (c)        329,231
      Amarillo, TX          -         -        650,864      (c)        650,864
      Glassboro, NJ         -         -        534,243      (c)        534,243
      Kissimmee , FL        -         -        715,480      (c)        715,480
      Colleyville, TX       -         -        756,472      (c)        756,472
      Tampa, FL             -         -        604,682      (c)        604,682
      Douglasville, GA      -         -        413,439     995,209   1,408,648
      Lafayette, LA         -         -        967,528      (c)        967,528
      Moore, OK             -         -        414,738      (c)        414,738
      Midwest City, OK      -         -      1,080,637   1,103,351   2,183,988
      Tallahassee, FL       -         -        691,523      (c)        691,523
      Irving, TX            -         -      1,000,222      (c)      1,000,222
      Snellville, GA        -         -        486,272   1,320,087   1,806,359
      Jasper, FL            -         -        291,147      (c)        291,147
      Williston, FL         -         -        622,403      (c)        622,403
      Pantego, TX           -         -      1,016,062   1,448,911   2,464,973
      Conyers, GA           -         -        574,666     998,900   1,573,566
      Norman, OK            -         -      1,065,562      (c)      1,065,562
      Chattanooga , TN      -         -        474,267      (c)        474,267
      Stone Mountain, GA    -         -        638,643   1,111,064   1,749,707
      Arlington, TX      1,396,508    -      2,078,542   1,396,508   3,475,050
      Leavenworth, KS    1,330,830    -        726,438   1,330,830   2,057,268
      Augusta, GA           -         -        568,606   1,326,748   1,895,354
      Riverdale, GA         -         -      1,088,896   1,707,448   2,796,344
      Morrow, GA            -         -        550,457   1,248,422   1,798,879
      Warner Robins, GA  1,199,202    -        707,488      (g)        707,488
      Lewisville, TX     1,335,426    -        789,237   1,335,426   2,124,663
      Forest Hill, TX    1,174,549    -        692,165   1,174,549   1,866,714
      Del City, OK          -         -      1,387,362      (c)      1,387,362
      Arlington, TX         -         -        414,568      (c)        414,568
      Ft. Worth, TX        81,167     -         -           81,167      81,167
      Land 'O Lakes, FL   344,728     -      1,455,464      (g)      1,455,464
      Garland, TX        1,418,531    -        522,461   1,418,531   1,940,992
      Garland, TX        1,400,278    -      1,476,838   1,400,278   2,877,116
      Oklahoma City, OK  1,446,932    -      1,543,480      (g)      1,543,480
      Vineland, NJ       1,557,030    -        725,734      (q)        725,734

    Food 4 Less:
      Lemon Grove, CA       -         -      3,695,816      (c)      3,695,816
      Chula Vista, CA       -         -      3,568,862      (c)      3,568,862

    Golden Corral:
      Woodstock, GA (e)     -         -        200,680     328,450     529,130
      Edenton, NC           -         -         36,578     318,481     355,059
      Rockledge, FL (e)     -         -        120,593     340,889     461,482
      Gilmer, TX    (e)     -         -        116,815     296,454     413,269
      Bonham, TX    (e)     -         -        128,451     344,170     472,621
      Leitchfield, K(e)     -         -         73,660     306,642     380,302
      Marietta, GA  (e)     -         -        156,190     346,509     502,699
      Atlanta, TX   (e)     -         -         88,457     368,317     456,774
      Vernon, TX    (e)     -         -        105,798     328,943     434,741
      Abbeville, LA (e)     -         -         98,577     362,416     460,993
      Fredricksburg, TX     -         -        169,984     321,189     491,173
      Clanton, AL   (e)     -         -        113,017     296,921     409,938
      Pleasanton, TX(e)     -         -        139,694     316,070     455,764
      Bowie, TX     (e)     -         -         57,824     311,544     369,368
      Lake Placid, F(e)     -         -        115,113     305,074     420,187
      Ennis, TX             -         -        153,701     366,639     520,340
      Melbourne, FL (e)     -         -        193,447     341,351     534,798
      Franklin, LA  (e)     -         -        105,840     396,831     502,671
      Franklin, VA          -         -         93,719     424,164     517,883
      Durant, OK            -         -        140,862     411,135     551,997

    Good Guys, The:
      Foothill Ranch, CA    -         -      1,456,113   2,505,022   3,961,135
      Valencia,CA           -         -      1,622,252   2,895,298   4,517,550
      Riverside, CA         -         -      1,718,892   2,755,059   4,473,951
      Clackamas, OR         -         -      1,639,995   1,446,764   3,086,759
      Bellingham, WA        -         -      1,732,378   1,764,549   3,496,927
      Federal Way, WA       -         -      2,037,392   1,661,577   3,698,969
      East Palo Alto, CA    -         -      2,294,449      (f)      2,294,449

    Hardee's:
      Chalkville, AL        -         -        170,834     457,167     628,001
      Columbia, TN          -         -        226,300      (c)        226,300
      Gulf Shores, AL       -         -        348,281     595,164     943,445
      Horn Lake, MS         -         -        302,787      (c)        302,787
      Johnson City, TN      -         -        215,567      (c)        215,567
      Mobile, AL            -         -        336,696      (c)        336,696
      Petal, MS             -         -        277,104     415,193     692,297
      Rock Hill, SC         -         -        216,777     466,450     683,227
      Tusculum, TN          -         -        182,349     507,293     689,642
      Warrior, AL           -         -        177,659      (c)        177,659
      West Point, MS        -         -        173,386      (c)        173,386

    Heilig-Meyers:
      Baltimore, MD         -         -        469,782     813,074   1,282,856
      Glen Burnie, MD       -         -        625,588     922,897   1,548,485
      Lima, OH              -         -        344,742   1,097,694   1,442,436
      Copperas Cove, TX     -         -        445,558     943,339   1,388,897
      Nacadoches, TX        -         -        397,074   1,257,402   1,654,476

    Hi-Lo Automotive:
      Mesquite, TX          -         -        233,420     513,523     746,943
      Arlington, TX         -         -        295,331     571,609     866,940
      Ft. Worth, TX         -         -        197,037     512,296     709,333
      Garland, TX           -         -        239,570     512,023     751,593
      Houston, TX           -         -        261,318     531,968     793,286
      Dallas, TX            -         -        281,347     543,937     825,284
      Bastrop, TX           -         -        197,905     383,144     581,049
      Eagle Pass, TX        -         -        256,745     455,841     712,586
      Lake Worth, TX        -         -        252,141     539,510     791,651
      McAllen, TX           -         -        265,177     605,397     870,574
      Nacogdoches, TX       -         -        190,324     522,232     712,556
      San Antonio, TX       -         -        200,510     643,741     844,251
      Temple, TX            -         -        177,451     587,755     765,206
      Universal City, TX    -         -        247,264     570,677     817,941

    HomePlace:
      Altamonte Spgs, FL    -         -      2,906,409   4,877,225   7,783,634
      Ft. Myers, FL         -         -      1,956,579   4,045,196   6,001,775
      Bowie, MD             -         -      1,965,508      (c)      1,965,508

    International House
     of Pancakes:
      Stafford, TX          -         -        331,756      (c)        331,756
      Sunset Hills, MO      -         -        271,853      (c)        271,853
      Las Vegas, NV         -         -        519,947      (c)        519,947
      Ft. Worth, TX         -         -        430,896      (c)        430,896
      Arlington, TX         -         -        404,512      (c)        404,512
      Matthews, NC          -         -        380,043      (c)        380,043
      Phoenix, AZ           -         -        483,374      (c)        483,374

    Just for Feet:
      Albuquerque, NM       -         -      1,441,777   2,335,475   3,777,252

    Kroger:
      Columbus, OH          -         -        780,838     520,559   1,301,397

    Linens 'n Things:
      Freehold, NJ          -         -      1,753,766   2,208,651   3,962,417

    Marshalls:
      Freehold, NJ          -         -      2,052,946   2,585,432   4,638,378

    Michael's
      Grapevine, TX         -         -      1,017,934   2,066,715   3,084,649

    Office Depot:
      Arlington, TX         -         -        596,024   1,411,432   2,007,456
      Richmond, VA          -         -        888,772   1,948,036   2,836,808

    OfficeMax:
      Corpus Christi, TX   76,664     -        893,270   1,055,008   1,948,278
      Dallas, TX            -         -      1,118,500   1,709,891   2,828,391
      Cincinnati, OH        -         -        543,489   1,574,551   2,118,040
      Evanston, IL          -         -      1,867,831   1,757,618   3,625,449
      Altamonte Spgs, FL    -         -      1,689,793   3,050,160   4,739,953
      Pompano Beach, FL     -         -      2,266,908   1,904,803   4,171,711
      Cutler Ridge, FL      -         -        989,370   1,479,119   2,468,489
      Sacramento, CA        -         -      1,144,167   2,961,206   4,105,373
      Salinas, CA           -         -      1,353,217   1,829,325   3,182,542
      Redding, CA           -         -        667,174   2,181,563   2,848,737
      Kelso, WA          1,805,539    -        868,003   1,805,539   2,673,542
      Lynchburg, VA      1,851,326    -        561,509   1,851,326   2,412,835
      Leesburg, FL       1,929,028    -        640,019   1,929,028   2,569,047
      Plymouth Meeting,
       PA               1,275,738    -      2,906,424      (g)      2,906,424
      Tigard, OR            -         -      1,539,873   2,247,321   3,787,194
      Dover, NJ             -         -      1,138,296   3,238,083   4,376,379
      Griffin, GA         491,821     -        683,747      (g)        683,747

    Oshman's Sporting
     Goods:
      Dallas, TX            -         -      1,311,440      (c)      1,311,440

    Party City:
      Memphis, TN         209,674     -        238,229      (g)        238,229

    Petco:
      Grand Forks, ND       -         -        306,629     909,671   1,216,300

    PETsMART:
      Chicago               -         -      2,723,463   3,564,837   6,288,300

    Pier 1 Imports:
      Memphis, TN           -         -        713,319     821,770   1,535,089
      Sanford, FL           -         -        738,051     803,082   1,541,133
      Knoxville, TN         -         -        466,636      (f)        466,636
      Mason, OH             -         -        592,257      (f)        592,257
      Harlingen, TX         -         -        315,434      (f)        315,434

    Pizza Hut:
      Orlando, FL           -         -        220,632     258,483     479,115

    Rally's:
      Toledo, OH            -         -        125,882     319,770     445,652

    Robb & Stucky:
      Ft. Myers, FL         -         -      2,188,440   6,225,401   8,413,841

    Roger & Marv's:
      Kenosha, WI           -         -      1,917,607   3,431,363   5,348,970

    Ro-Jack's Food
     Store:
      Warwick, RI           -         -      1,699,330      (c)      1,699,330

    Ross Dress For
     Less:
      Coral Gables, FL      -         -      1,782,346   1,661,174   3,443,520

    Scotty's:
      Orlando, FL           -         -      1,157,268   2,077,131   3,234,399
      Orlando, FL           -         -      1,044,796   2,011,952   3,056,748

    Sears Homelife:
      Clearwater, FL       10,555     -      1,184,438   2,536,762   3,721,200
      Orlando, FL           -         -        820,397   2,184,721   3,005,118
      Pensacola, FL         -         -        633,125   1,595,405   2,228,530
      Raleigh, NC           -         -      1,848,026   1,753,635   3,601,661
      Tampa, FL             -         -      1,454,908   2,045,833   3,500,741

    7-Eleven:
      Land 'O Lakes, FL   409,606     -      1,076,495      (g)      1,076,495
      Tampa Palms, FL     254,450     -      1,080,670      (g)      1,080,670

    Shop & Save:
      Homestead, PA         -         -      1,139,419      (c)      1,139,419
      Penn Hills, PA        -         -      1,043,297   1,243,131   2,286,428

    Sports Authority:
      Memphis, TN        2,573,264    -        820,340   2,573,264   3,393,604
      Little Rock, AR       -         -      3,418,875   2,660,206   6,079,081
      Tampa, FL             -         -      2,127,503   1,521,730   3,649,233

    SuperValu:
      Huntington, WV        -         -      1,254,238     760,602   2,014,840

    Top's:
      Lacey, WA             -         -      2,777,449   7,082,150   9,859,599

    Waccamaw:
      Fairfax, VA           -         -      2,156,801      (c)      2,156,801
      White Marsh, MD    3,006,391    -      3,762,030   3,006,391   6,768,421

    Waremart:
      Eureka, CA            -         -      3,135,036   5,470,607   8,605,643

    Wendy's Old
     Fashioned Hamburger:
      Fenton, MO            -         -        307,068     496,410     803,478
      Longwood, FL          -         -        333,335     194,926     528,261
      Sacramento, CA        -         -        585,872       -         585,872

    Vacant Properties:
      Arlington, TX         -         -        752,840   3,980,309   4,733,149
      South Miami, FL       -         -      1,379,229   1,723,047   3,102,276

    Unallocated costs
      relating to
      construction
      in progress        1,095,703

                       ===========  =====  =========== =========== ===========
                        28,915,025   -     258,544,906 269,225,588 527,770,494
                       ===========  =====  =========== =========== ===========

Properties the Company
  has Invested in
  Under Direct
  Financing Leases:

    Academy:
      Houston, TX           -         -         -           (c)         (c)
      Houston, TX           -         -         -           (c)         (c)
      N. Richland Hills,
       TX                   -         -         -           (c)         (c)
      Houston, TX           -         -         -           (c)         (c)
      Houston, TX           -         -         -           (c)         (c)
      Baton Rouge, LA       -         -         -           (c)         (c)

    Barnes & Noble:
      Plantation, FL        -         -         -           (c)         (c)

    Best Buy:
      Evanston, IL          -         -         -           (c)         (c)

    Borders:
      Altamonte Spgs,
       FL                   -         -         -           (c)         (c)

    Checkers:
      Orlando, FL           -         -         -           (c)         (c)

    Denny's:
      Landrum, SC           -         -         -           (c)         (c)
      Mooresville, NC       -         -         -           (c)         (c)
      Duncan, SC            -         -         -           (c)         (c)
      Akron, OH             -         -        (d)          (d)         (d)
      Topeka, KS            -         -         -           (c)         (c)
      Winter Springs,
       FL                   -         -         -           (c)         (c)

    Dave & Buster's:
      Utica, MI             -         -         -           (c)         (c)

    Eckerd:
      San Antonio, TX       -         -         -           (c)         (c)
      Dallas, TX            -         -         -           (c)         (c)
      Garland, TX           -         -         -           (c)         (c)
      Arlington, TX         -         -         -           (c)         (c)
      Millville, NJ         -         -         -           (c)         (c)
      Atlanta. GA           -         -         -           (c)         (c)
      Mantua, NJ            -         -         -           (c)         (c)
      Vineland, NJ          -         -        (d)          (d)         (d)
      Amarillo, TX          -         -         -           (c)         (c)
      Amarillo, TX          -         -         -           (c)         (c)
      Amarillo, TX          -         -        (d)          (d)         (d)
      Glassboro, NJ         -         -         -           (c)         (c)
      Kissimmee , FL        -         -         -           (c)         (c)
      Colleyville, TX       -         -         -           (c)         (c)
      Alice,TX              -         -        (d)          (d)         (d)
      Tampa, FL             -         -         -           (c)         (c)
      Lafayette, LA         -         -         -           (c)         (c)
      Moore, OK             -         -         -           (c)         (c)
      Tallahassee, FL       -         -         -           (c)         (c)
      East Point, GA        -         -        (d)          (d)         (d)
      Irving, TX            -         -         -           (c)         (c)
      Ft. Worth, TX         -         -        (d)          (d)         (d)
      Williston, FL         -         -         -           (c)         (c)
      Jasper, FL            -         -         -           (c)         (c)
      Oklahoma City, OK     -         -        (o)          (c)         (c)
      Oklahoma City, OK     -         -        (o)          (c)         (c)
      Norman, OK            -         -         -           (c)         (c)
      Chattanooga , TN      -         -         -           (c)         (c)
      Del City, OK       1,376,025    -         -           (c)         (c)
      Arlington, TX      1,416,071    -         -           (c)         (c)

    Food 4 Less:
      Lemon Grove, CA       -         -         -           (c)         (c)
      Chula Vista, CA       -         -         -           (c)         (c)

    Food Lion:
      Keystone Hts, FL      -         -        (d)          (d)         (d)
      Chattanooga, TN       -         -        (d)          (d)         (d)
      Lynchburg, VA         -         -        (d)          (d)         (d)
      Martinsburg, WV       -         -        (d)          (d)         (d)

    The Good Guys:
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
      Iuka, MS              -         -        (d)          (d)         (d)
      Biscoe, NC            -         -        (d)          (d)         (d)
      Aynor, SC             -         -        (d)          (d)         (d)

    Heilig-Meyers:
      Rincon, GA            -         -        (d)          (d)         (d)
      Bourbonnais, IL       -         -        (d)          (d)         (d)
      Mount Vernon, IL      -         -        (d)          (d)         (d)
      Muskogee, OK          -         -        (d)          (d)         (d)
      Stillwater, OK        -         -        (d)          (d)         (d)
      Everett, PA           -         -        (d)          (d)         (d)
      Lebanon, PA           -         -        (d)          (d)         (d)
      York, PA              -         -        (d)          (d)         (d)
      Marlow Heights, MD    -         -        (d)          (d)         (d)
      Clovis, NM            -         -        (d)          (d)         (d)
      Middletown, OH        -         -        (d)          (d)         (d)
      Conway, SC            -         -        (d)          (d)         (d)

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

    Kash N' Karry:
      Brandon, FL           -         -        (d)          (d)         (d)

    Levitz:
      Tempe, AZ             -         -        (d)          (d)         (d)

    Oshman's Sporting
     Goods:
      Dallas, TX            -         -         -           (c)         (c)

    Ro-Jack's Food
     Store:
      Warwick, RI           -         -         -           (c)         (c)

    Shop & Save:
      Homestead, PA         -         -         -           (c)         (c)

    Wacammaw:
      Fairfax, VA           -         -         -           (c)         (c)

                         =========  ======= ===========  ==========  ==========
                         2,792,096    -         -            -           -
                         =========  ======= ===========  ==========  ==========

                                                                   Life on Which
                                                                 Depreciation in
                                           Date                  Latest Income
                             Accumulated   of Con-       Date     Statement is
                             Depreciation struction    Acquired    Computed
---------------------------  ------------  ---------   --------  ---------------
Properties the Company
  has Invested in Under
  Operating Leases:

     Academy:
       Houston, TX               -         1994    05/95           (c)
       Houston, TX               -         1995    06/95           (c)
       N. Richland Hills,
        TX                       -         1996    08/95  (h)      (c)
       Houston, TX               -         1996    02/96  (h)      (c)
       Houston, TX               -         1996    06/96  (h)      (c)
       Baton Rouge, LA           -         1997    08/96  (h)      (c)

     Adjacent Excess Space:
       Memphis, TN                1,686    1998    11/98         40 years
       Glendale, AZ              -         (g)     12/98           (g)

     Babies "R" Us:
       Arlington, TX            163,786    1996    06/96         40 years

     Barnes & Noble:
       Lakeland, FL             150,657    1995    07/94  (h)    40 years
       Brandon, FL              151,878    1995    08/94  (h)    40 years
       Denver, CO               289,334    1994    09/94         40 years
       Houston, TX              194,685    1995    10/94  (h)    40 years
       Cary, NC                 194,298    1996    05/95  (h)    40 years
       Plantation, FL            -         1996    05/95  (h)      (c)
       Lafayette, LA            155,384    1996    06/95  (h)    40 years
       Oklahoma City, OK        171,808    1996    06/95  (h)    40 years
       Daytona, FL              150,500    1996    09/95  (h)    40 years
       Freehold, NJ             165,154    1995    01/96         40 years
       Dayton, OH               130,953    1996    05/97         40 years
       Redding, CA               62,657    1997    06/97         40 years
       Marlton, NJ               13,495    1998    11/98         40 years

     Bed, Bath & Beyond:
       Richmond, VA              42,724    1997    06/98         40 years
       Los Angeles, CA            9,654    1975    11/98         40 years
       Glendale, AZ              -         (g)     12/98           (g)

     Best Buy:
       Corpus Christi, TX       115,720    1967    11/93         40 years
       Brandon, FL              129,944    1996    02/97         40 years
       Evanston, IL              -         1994    02/97           (c)
       Cuyahoga Falls, OH        90,934    1970    06/97         40 years
       Rockville, MD            124,643    1995    07/97         40 years
       Fairfax, VA              110,619    1995    08/97         40 years
       St. Petersburg, FL        95,561    1997    09/97         40 years
       North Fayette, PA         31,050    1997    06/98         40 years

     Blockbuster:
       Conyers, GA               21,440    1997    06/97         40 years

     Borders Books & Music:
       Wilmington, DE           610,227    1994    12/94         40 years
       Richmond, VA             231,436    1995    06/95         40 years
       Ft. Lauderdale, FL       279,265    1995    02/96         40 years
       Bangor, ME               157,150    1996    06/96         40 years
       Altamonte Spgs, FL        -         1997    09/97           (c)

     Burger King:
       Asheboro, NC             132,468    1986    07/92         40 years
       Galliano, LA             183,707    1991    07/92         40 years
       John's Island, SC        113,475    1988    07/92         40 years
       Lake Charles, LA         156,928    1988    07/92         40 years
       Lancaster, OH             94,707    1987    07/92         40 years
       Natchez, MS              106,199    1986    07/92         40 years
       Tappahannock, VA          93,077    1987    07/92         40 years
       Warren, MI               127,568    1987    07/92         40 years
       Manchester, NH            59,953    1980    05/93         40 years
       Rochester, NH            108,989    1987    05/93         40 years
       Columbus, OH              56,003    1982    06/93         40 years
       Coon Rapids, MN           74,966    1990    06/93         40 years
       Opeleousas, LA           113,427    1989    06/93         40 years
       St. Paul, MN              74,679    1986    06/93         40 years

     Checkers:
       Orlando, FL               -         1988    07/92           (c)

     CompUSA:
       Mission Viejo, CA        122,634    1994    02/94  (h)    40 years

     Computer City:
       Miami, FL                219,462    1994    04/94         40 years
       Baton Rouge, LA           68,581    1995    12/95         40 years
       Anchorage, AK            118,005    1995    02/96         40 years

     Dave's:
       Maple Heights, OH        134,738    1985    02/97         40 years

     Dave & Buster's:
       Utica, MI                 -         1998    06/98           (c)

     Denny's:
       Duncan, SC                -         1992    05/93           (c)
       Greensboro, NC            68,993    1992    05/93         40 years
       Greenville, SC            56,057    1985    05/93         40 years
       Houston, TX               80,120    1985    05/93         40 years
       Landrum, SC               -         1992    05/93           (c)
       Mooresville, NC           -         1992    05/93           (c)
       Santee, SC                43,633    1992    05/93         40 years
       Topeka, KS                -         1989    06/93           (c)
       Winter Springs, FL        -         1994    01/94           (c)

     Dick's Clothing:
       Taylor, MI               202,416    1996    08/96         40 years
       White Marsh, MD          224,800    1996    08/96         40 years

     Eckerd:
       San Antonio, TX           -         1993    12/93           (c)
       Dallas, TX                -         1994    01/94           (c)
       Garland, TX               -         1994    02/94           (c)
       Arlington, TX             -         1994    02/94           (c)
       Millville, NJ             -         1994    03/94           (c)
       Atlanta, GA               -         1994    03/94           (c)
       Mantua, NJ                -         1994    06/94           (c)
       Amarillo, TX              -         1994    12/94           (c)
       Amarillo, TX              -         1994    12/94           (c)
       Glassboro, NJ             -         1994    12/94           (c)
       Kissimmee , FL            -         1995    04/95           (c)
       Colleyville, TX           -         1995    06/95           (c)
       Tampa, FL                 -         1995    12/95           (c)
       Douglasville, GA          72,706    1996    01/96         40 years
       Lafayette, LA             -         1995    01/96           (c)
       Moore, OK                 -         1995    01/96           (c)
       Midwest City, OK          77,932    1996    03/96         40 years
       Tallahassee, FL           -         1996    06/96           (c)
       Irving, TX                -         1996    12/96           (c)
       Snellville, GA            66,182    1996    12/96         40 years
       Jasper, FL                -         1994    01/97           (c)
       Williston, FL             -         1995    01/97           (c)
       Pantego, TX               55,843    1997    06/97         40 years
       Conyers, GA               38,499    1997    06/97         40 years
       Norman, OK                -         1997    06/97           (c)
       Chattanooga , TN          -         1997    09/97           (c)
       Stone Mountain, GA        35,878    1997    09/97         40 years
       Arlington, TX             13,092    1998    11/97  (i)    40 years
       Leavenworth, KS           18,022    1998    11/97  (i)    40 years
       Augusta, GA               34,551    1997    12/97         40 years
       Riverdale, GA             44,465    1997    12/97         40 years
       Morrow, GA                32,511    1997    12/97         40 years
       Warner Robins, GA         -         (g)     03/98           (g)
       Lewisville, TX             9,737    1998    04/98  (i)    40 years
       Forest Hill, TX           11,011    1998    04/98  (i)    40 years
       Del City, OK              -         1998    05/98           (c)
       Arlington, TX             -         1998    05/98           (c)
       Ft. Worth, TX              2,706    1998    06/98         15 years
       Land 'O Lakes, FL         -         (g)     08/98           (g)
       Garland, TX                1,478    1998    06/98  (i)    40 years
       Garland, TX                4,376    1998    06/98  (i)    40 years
       Oklahoma City, OK         -         (g)     08/98           (g)
       Vineland, NJ              -         (q)     09/98           (q)

     Food 4 Less:
       Lemon Grove, CA           -         1996    07/95  (h)      (c)
       Chula Vista, CA          (c)        1995    11/98           (c)

     Golden Corral:
       Woodstock, GA   (e)      138,325    1984    11/84         35 years
       Edenton, NC              134,174    1984    11/84         35 years
       Rockledge, FL   (e)      142,540    1984    12/84         35 years
       Gilmer, TX      (e)      123,971    1984    12/84         35 years
       Bonham, TX      (e)      143,912    1984    12/84         35 years
       Leitchfield, KY (e)      128,221    1984    12/84         35 years
       Marietta, GA    (e)      144,892    1984    12/84         35 years
       Atlanta, TX     (e)      153,641    1985    01/85         35 years
       Vernon, TX      (e)      133,927    1985    03/85         35 years
       Abbeville, LA   (e)      147,555    1985    04/85         35 years
       Fredricksburg, TX        130,770    1985    04/85         35 years
       Clanton, AL     (e)      120,889    1985    05/85         35 years
       Pleasanton, TX  (e)      128,686    1985    05/85         35 years
       Bowie, TX       (e)      126,843    1985    05/85         35 years
       Lake Placid, FL (e)      124,209    1985    05/85         35 years
       Ennis, TX                145,608    1985    07/85         35 years
       Melbourne, FL   (e)      135,565    1985    07/85         35 years
       Franklin, LA    (e)      157,598    1985    07/85         35 years
       Franklin, VA             125,381    1987    02/87         40 years
       Durant, OK                96,852    1989    08/89         40 years

     Good Guys, The:
       Foothill Ranch, CA       125,588    1995    12/96         40 years
       Valencia,CA              135,717    1995    02/97         40 years
       Riverside, CA            113,249    1995    05/97         40 years
       Clackamas, OR             19,592    1995    06/98         40 years
       Bellingham, WA            23,895    1994    06/98         40 years
       Federal Way, WA           22,501    1994    06/98         40 years
       East Palo Alto, CA        -         (f)     12/98           (f)

     Hardee's:
       Chalkville, AL            59,150    1992    10/93         40 years
       Columbia, TN              -         1993    10/93           (c)
       Gulf Shores, AL           77,004    1993    10/93         40 years
       Horn Lake, MS             -         1993    10/93           (c)
       Johnson City, TN          -         1993    10/93           (c)
       Mobile, AL                -         1993    10/93           (c)
       Petal, MS                 53,719    1993    10/93         40 years
       Rock Hill, SC             60,351    1993    10/93         40 years
       Tusculum, TN              65,635    1993    10/93         40 years
       Warrior, AL               -         1992    10/93           (c)
       West Point, MS            -         1993    10/93           (c)

     Heilig-Meyers:
       Baltimore, MD              2,541    1968    11/98         40 years
       Glen Burnie, MD            2,884    1968    11/98         40 years
       Lima, OH                   3,430    1997    11/98         40 years
       Copperas Cove, TX          2,948    1972    11/98         40 years
       Nacadoches, TX             3,929    1997    11/98         40 years

     Hi-Lo Automotive:
       Mesquite, TX              53,975    1994    10/94         40 years
       Arlington, TX             58,389    1993    11/94         40 years
       Ft. Worth, TX             52,328    1993    11/94         40 years
       Garland, TX               52,299    1993    11/94         40 years
       Houston, TX               54,342    1994    11/94         40 years
       Dallas, TX                54,540    1994    12/94         40 years
       Bastrop, TX               31,237    1994    09/95         40 years
       Eagle Pass, TX            37,164    1994    09/95         40 years
       Lake Worth, TX            43,985    1995    09/95         40 years
       McAllen, TX               49,357    1995    09/95         40 years
       Nacogdoches, TX           42,576    1995    09/95         40 years
       San Antonio, TX           52,483    1994    09/95         40 years
       Temple, TX                47,918    1989    09/95         40 years
       Universal City, TX        46,526    1995    09/95         40 years

     HomePlace:
       Altamonte Spgs, FL       157,494    1997    09/97         40 years
       Ft. Myers, FL            105,344    1997    12/97         40 years
       Bowie, MD                 -         1997    12/97           (c)

     International House
      of Pancakes:
       Stafford, TX              -         1992    10/93           (c)
       Sunset Hills, MO          -         1993    10/93           (c)
       Las Vegas, NV             -         1993    12/93           (c)
       Ft. Worth, TX             -         1993    12/93           (c)
       Arlington, TX             -         1993    12/93           (c)
       Matthews, NC              -         1993    12/93           (c)
       Phoenix, AZ               -         1993    12/93           (c)

     Just for Feet:
       Albuquerque, NM           90,013    1997    06/97         40 years

     Kroger:
       Columbus, OH              24,401    1982    02/97         40 years

     Linens 'n Things:
       Freehold, NJ             239,716    1994    08/94         40 years

     Marshalls:
       Freehold, NJ             280,610    1994    08/94         40 years

     Michael's
       Grapevine, TX             27,987    1998    06/98         40 years

     Office Depot:
       Arlington, TX            173,408    1991    01/94         40 years
       Richmond, VA             126,072    1996    05/96         40 years

     OfficeMax:
       Corpus Christi, TX       134,664    1967    11/93         40 years
       Dallas, TX               213,854    1993    12/93         40 years
       Cincinnati, OH           176,463    1994    07/94         40 years
       Evanston, IL             156,477    1995    06/95         40 years
       Altamonte Spgs, FL       219,490    1995    01/96         40 years
       Pompano Beach, FL        138,345    1972    02/96         40 years
       Cutler Ridge, FL          92,753    1995    06/96         40 years
       Sacramento, CA           148,257    1996    12/96         40 years
       Salinas, CA               85,750    1995    02/97         40 years
       Redding, CA               84,081    1997    06/97         40 years
       Kelso, WA                 43,258    1998    09/97         40 years
       Lynchburg, VA             13,499    1998    02/98         40 years
       Leesburg, FL               2,009    1998    08/98         40 years
       Plymouth Meeting, PA      -         (g)     10/98           (g)
       Tigard, OR                 7,023    1995    11/98         40 years
       Dover, NJ                 10,119    1995    11/98         40 years
       Griffin, GA               -         (g)     11/98           (g)

     Oshman's Sporting Goods:
       Dallas, TX                -         1994    03/94           (c)

     Party City:
       Memphis, TN               -         (g)     12/98           (g)

     Petco:
       Grand Forks, ND           23,713    1996    12/97         40 years

     PETsMART:
       Chicago                   25,994    1998    09/98         40 years

     Pier 1 Imports:
       Memphis, TN               31,672    1997    09/96  (h)    40 years
       Sanford, FL               15,894    1998    06/97  (h)    40 years
       Knoxville, TN             -         (f)     01/98           (f)
       Mason, OH                 -         (f)     06/98           (f)
       Harlingen, TX             -         (f)     11/98           (f)

     Pizza Hut:
       Orlando, FL               66,910    1974    08/93        20.9 years

     Rally's:
       Toledo, OH                53,599    1989    07/92        38.8 years

     Robb & Stucky:
       Ft. Myers, FL            164,758    1997    12/97         40 years

     Roger & Marv's:
       Kenosha, WI              156,156    1992    02/97         40 years

     Ro-Jack's Food Store:
       Warwick, RI               -         1992    02/97           (c)

     Ross Dress For Less:
       Coral Gables, FL          37,836    1994    06/96         40 years

     Scotty's:
       Orlando, FL              183,025    1995    06/95         40 years
       Orlando, FL              178,894    1995    06/95         40 years

     Sears Homelife:
       Clearwater, FL           354,234    1992    05/93         40 years
       Orlando, FL              305,636    1992    05/93         40 years
       Pensacola, FL            100,156    1994    06/96         40 years
       Raleigh, NC              110,089    1995    06/96         40 years
       Tampa, FL                128,433    1992    06/96         40 years

     7-Eleven:
       Land 'O Lakes, FL         -         (g)     10/98           (g)
       Tampa Palms, FL           -         (g)     12/98           (g)

     Shop & Save:
       Homestead, PA             -         1994    02/97           (c)
       Penn Hills, PA            58,272    1991    02/97         40 years

     Sports Authority:
       Memphis, TN               13,402    1998    12/97  (i)    40 years
       Little Rock, AR           19,397    1998    09/98         40 years
       Tampa, FL                 95,425    1994    06/96         40 years

     SuperValu:
       Huntington, WV            35,653    1971    02/97         40 years

     Top's:
       Lacey, WA                331,976    1992    02/97         40 years

     Wacammaw:
       Fairfax, VA               -         1995    12/95           (c)
       White Marsh, MD           59,502    1998    03/98  (i)    40 years

     Waremart:
       Eureka, CA               256,435    1965    02/97         40 years

     Wendy's Old Fashioned
       Hamburger:
       Fenton, MO                97,939    1985    07/92         33 years
       Longwood, FL              40,400    1982    07/92        31.4 years
       Sacramento, CA            -         (p)     02/98           (p)

     Vacant Properties:
       Arlington, TX             65,321    1996    06/96        38.4 years
       South Miami, FL           39,244    1988    06/96        38.1 years

     Unallocated costs
       relating to con-
       struction in progress

                             ===========
                             17,335,079
                             ===========
Properties the Company has
  Invested in Under Direct
  Financing Leases:

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

     Dave & Buster's:
       Utica, MI                (c)        1998    06/98           (c)

     Eckerd:
       San Antonio, TX          (c)        1993    12/93           (c)
       Dallas, TX               (c)        1994    01/94           (c)
       Garland, TX              (c)        1994    02/94           (c)
       Arlington, TX            (c)        1994    02/94           (c)
       Millville, NJ            (c)        1994    03/94           (c)
       Atlanta. GA              (c)        1994    03/94           (c)
       Mantua, NJ               (c)        1994    06/94           (c)
       Vineland, NJ             (d)        1994    11/94           (d)
       Amarillo, TX             (c)        1994    12/94           (c)
       Amarillo, TX             (c)        1994    12/94           (c)
       Amarillo, TX             (d)        1994    12/94           (d)
       Glassboro, NJ            (c)        1994    12/94           (c)
       Kissimmee , FL           (c)        1995    04/95           (c)
       Colleyville, TX          (c)        1995    06/95           (c)
       Alice,TX                 (d)        1995    06/95           (d)
       Tampa, FL                (c)        1995    12/95           (c)
       Lafayette, LA            (c)        1995    01/96           (c)
       Moore, OK                (c)        1995    01/96           (c)
       Tallahassee, FL          (c)        1996    06/96           (c)
       East Point, GA           (d)        1996    12/96           (d)
       Irving, TX               (c)        1996    12/96           (c)
       Ft. Worth, TX            (d)        1996    12/96           (d)
       Williston, FL            (c)        1995    01/97           (c)
       Jasper, FL               (c)        1994    01/97           (c)
       Oklahoma City, OK        (c)        1997    06/97           (c)
       Oklahoma City, OK        (c)        1997    06/97           (c)
       Norman, OK               (c)        1997    06/97           (c)
       Chattanooga , TN         (c)        1997    09/97           (c)
       Del City, OK             (c)        1998    10/98  (j)      (c)
       Arlington, TX            (c)        1998    11/98  (j)      (c)

     Food 4 Less:
       Lemon Grove, CA          (c)        1996    07/95  (h)      (c)
       Chula Vista, CA          (c)        1995    11/98           (c)

     Food Lion:
       Keystone Hts, FL         (d)        1993    05/93           (d)
       Chattanooga, TN          (d)        1993    10/93           (d)
       Lynchburg, VA            (d)        1994    01/94           (d)
       Martinsburg, WV          (d)        1994    08/94           (d)

     The Good Guys:
       Stockton, CA             (d)        1991    07/94           (d)
       Portland, OR             (d)        1996    05/96           (d)

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

     Heilig-Meyers:
       Rincon, GA               (d)        1997    11/98           (d)
       Bourbonnais, IL          (d)        1997    11/98           (d)
       Mount Vernon, IL         (d)        1997    11/98           (d)
       Muskogee, OK             (d)        1997    11/98           (d)
       Stillwater, OK           (d)        1998    11/98           (d)
       Everett, PA              (d)        1998    11/98           (d)
       Lebanon, PA              (d)        1997    11/98           (d)
       York, PA                 (d)        1997    11/98           (d)
       Marlow Heights, MD       (d)        1968    11/98           (d)
       Clovis, NM               (d)        1996    11/98           (d)
       Middletown, OH           (d)        1997    11/98           (d)
       Conway, SC               (d)        1997    11/98           (d)

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

     Oshman's Sporting Goods:
       Dallas, TX               (c)        1994    03/94           (c)

     Ro-Jack's Food Store:
       Warwick, RI              (c)        1992    02/97           (c)

     Shop & Save:
       Homestead, PA            (c)        1994    02/97           (c)

     Wacammaw:
       Fairfax, VA              (c)        1995    12/95           (c)

                             ===========
                                 -
                             ===========

                        COMMERCIAL NET LEASE REALTY, INC.

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998

(a)  Transactions in real estate and accumulated  depreciation during 1998, 1997 and 1996, are summarized as follows:
                                           1998          1997          1996
                                        -----------   -----------  -----------
Land and Buildings:
  Balance at the Beginning of Period    413,274,423   277,109,358  161,454,129
    Acquisitions                        129,416,817   156,011,944  116,563,622
    Sale of land and buildings           (5,407,999)  (19,846,879)    (908,393)
                                        -----------   -----------  -----------
  Balance at the Close of Period        537,283,241   413,274,423  277,109,358
                                        ===========   ===========  ===========

Accumulated Depreciation:
  Balance at the Beginning of Period     12,296,997     8,078,562    5,497,390
    Sale of land and buildings             (820,506)     (258,942)    (222,940)
    Depreciation expense                  5,858,588     4,477,377    2,804,112
                                         ----------    ----------   ----------
  Balance at the Close of Period         17,335,079    12,296,997    8,078,562
                                         ==========    ==========   ==========

(b) As of December 31, 1998, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 1998, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $668,371,927.

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

(h) Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(i) Date acquired represents acquisition date of land. The Company developed the
buildings,   generally  completing   construction  within  12  months  from  the
acquisition date of the land.

(j) Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(k) During the years ended December 31, 1997 and 1996, the Company (i) incurred acquisition fees and expense reimbursement fees totaling $2,278,306 and $937,363, respectively, paid to CNL Realty Advisors, Inc. and (ii) acquired land and buildings purchased from affiliates of CNL Realty Advisors, Inc. for an aggregate cost of $37,712,514 and $17,968,518, respectively. Such amounts are included in land and buildings on operating leases and net investments in direct financing leases. On January 1, 1998, the Company acquired CNL Realty Advisors, Inc. and became self-administered. As a result, the Company was not a party to such transactions and began internally performing the services previously provided by CNL Realty Advisors, Inc. for the year ended December 31, 1998.

(l) Property is encumbered as a part of the Company's $13,150,000 long term, fixed rate mortgage and security agreement.

(m) Property is encumbered as a part of the Company's $39,450,000 long term, fixed rate mortgage and security agreement.

(n) Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(o) The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(p) The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(q) The Company acquired a land parcel adjacent to its existing Eckerd in Vineland, New Jersey, and is in the process of replacing the building in order to increase the gross leaseable area. The original lease is recorded as a direct financing lease.

                                           EXHIBITS

                                  EXHIBIT INDEX
Exhibit Number
--------------

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

        4.2 Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 20, 1998, andincorporated herein by reference.)

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

        12 Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

        13 Annual Report to Shareholders for the year ended December 31,1998 (filed herewith).

        23 Consent of Independent Accountants dated March 30, 1999 (filed herewith).

        27     Financial Data Schedule  (filed herewith).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.