Form 10-Q
period 1999-03-31
COMMERCIAL NET LEASE REALTY INC
filed 1999-05-17
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                  56-1431377
                    (I.R.S. Employment Identification No.)


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

30,319,562 shares of Common Stock, $0.01 par value, outstanding as of May 12, 1999.

                                    CONTENTS



Part I                                                                    Page

  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets............................ 1

          Condensed Consolidated Statements of Earnings.................... 2

          Condensed Consolidated Statements of Cash Flows.................. 3

          Notes to Condensed Consolidated Financial Statements............. 5

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................12

  Item 3. Quantitative and Qualitative Disclosures
            About Market Risk..............................................17


Part II

  Other Information........................................................18

                        COMMERCIAL NET LEASE REALTY, INC
                                and SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                      ASSETS                        March 31,    December 31,
                                                      1999          1998
                                                   -----------  ------------
Real estate:
   Accounted for using the operating method,
     net of accumulated depreciation               $   552,938  $   519,948
   Accounted for using the direct financing
     method                                            130,990      138,809
Investment in partnership                                3,848        3,850
Mortgages receivable                                     6,490            -
Cash and cash equivalents                                  581        1,442
Receivables                                              3,250        3,532
Accrued rental income                                   10,186       10,395
Debt costs, net of accumulated amortization of
   $2,699 and $2,559                                     2,150        2,282
Other assets                                             3,160        5,337
                                                   -----------  -----------
       Total assets                                $   713,593  $   685,595
                                                   ===========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                             $   161,100  $   138,100
Mortgages payable                                       54,618       55,063
Notes payable,  net of unamortized discount
  of $251 and $256, respectively                        99,749       99,744
Accrued interest payable                                   832        2,646
Accounts payable and accrued expenses                    4,971        5,343
Rents received in advance                                1,241          809
                                                   -----------  -----------
       Total liabilities                               322,511      301,705
                                                   -----------  -----------

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized
     15,000,000 shares at March 31, 1999 and
     December 31, 1998; none issued and
     outstanding                                             -            -
   Common stock, $0.01 par value. Authorized
     90,000,000 shares; issued and outstanding
     30,033,278 and 29,521,089 shares at March 31,
     1999 and December 31, 1998, respectively              300          295
   Excess stock,  $0.01 par value. Authorized
     105,000,000 shares at March 31, 1999 and
     December 31, 1998; none issued and outstanding          -            -
Capital in excess of par value                         393,379      386,755
Accumulated dividends in excess of net earnings         (2,597)      (3,160)
                                                   -----------  -----------
       Total stockholders' equity                      391,082      383,890
                                                   -----------  -----------
                                                   $   713,593  $   685,595
                                                   ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC
                                and SUBSIDIARIES


                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)

                                                       Quarter Ended
                                                          March 31,
                                                     1999          1998
                                                 -----------   -----------
Revenues:
   Rental income from operating leases           $    13,855   $    11,338
   Earned income from direct financing leases          3,644         3,233
   Contingent rental income                              133           198
   Development and asset management fees from
     related parties                                   1,044           423
   Interest and other                                    154           183
                                                 -----------   -----------
                                                      18,830        15,375
                                                 -----------   -----------
Expenses:
   General operating and administrative                2,339         1,598
   Real estate expenses                                   98           164
   Interest                                            4,777         3,000
   Depreciation and amortization                       1,993         1,572
   Expenses incurred in acquiring advisor from
     related party                                     4,928         4,692
                                                 -----------   -----------
                                                      14,135        11,026
                                                 -----------   -----------

Earnings before equity in earnings of
   unconsolidated partnership and gain on
   sale of real estate                                 4,695         4,349

Equity in earnings of unconsolidated partnership          92            91

Gain on sale of real estate                            5,043             -
                                                 -----------   -----------

Net earnings                                     $     9,830   $     4,440
                                                 ===========   ===========

Net earnings per share of common stock:
   Basic                                         $      0.33   $      0.16
                                                 ===========   ===========
   Diluted                                       $      0.32   $      0.15
                                                 ===========   ===========

Weighted average of shares outstanding:
   Basic                                          30,038,818    28,476,268
                                                 ===========   ===========
   Diluted                                        30,253,944    28,716,516
                                                 ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC
                                and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                            Quarter Ended
                                                              March 31,
                                                            1999      1998
                                                         --------- ----------
Cash flows from operating activities:
   Net earnings                                          $  9,830  $   4,440
    Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation                                         1,847      1,371
       Amortization                                           146        201
       Amortization of notes payable discount                   5          -
       Gain on sale of real estate                         (5,043)         -
       Expenses incurred in acquiring advisor from
         related party                                      4,928      4,692
       Distributions (equity in earnings)from
         unconsolidated partnership, net of equity
         in earnings (distributions)                            1        (91)
       Decrease in real estate leased to others using
         the direct financing method                          448        304
       Increase in accrued interest receivable                (38)         -
       Decrease (increase) in receivables                   1,016       (362)
       Increase in accrued rental income                     (900)      (787)
       Increase in other assets                              (167)       (37)
       Decrease in accrued interest payable                (1,814)      (301)
       Increase in accounts payable and accrued expenses      402        538
       Increase (decrease) in rents received in advance       432        (27)
                                                         --------  ---------
         Net cash provided by operating activities         11,093      9,941
                                                         --------  ---------

Cash flows from investing activities:
   Proceeds from the sale of real estate                   36,406          -
   Additions to real estate accounted for using the
     operating method                                     (57,369)    (5,926)
   Additions to real estate accounted for using the
     direct financing method                               (1,901)         -
   Increase in mortgages receivable                        (3,952)
   Increase in other assets                                   (61)      (749)
   Other                                                      (64)         -
                                                         --------   --------
         Net cash used in investing activities            (26,941)    (6,675)
                                                         --------   --------

Cash flows from financing activities:
   Proceeds from line of credit payable                    26,300      4,500
   Repayment of line of credit payable                     (3,300)  (105,600)
   Repayment of mortgages payable                            (445)      (407)
   Proceeds from notes payable                                  -     99,729
   Payment of debt costs                                      (50)      (838)
   Proceeds from issuance of common stock                   1,709     17,293
   Payment of stock issuance costs                             65       (959)
   Payment of dividends                                    (9,267)    (8,452)
   Other                                                      (25)       (63)
                                                         --------  ---------
         Net cash provided by financing activities         14,987      5,203
                                                         --------  ---------

Net increase (decrease) in cash and cash equivalents         (861)     8,469

Cash and cash equivalents at beginning of quarter           1,442      2,160
                                                         --------  ---------

Cash and cash equivalents at end of quarter              $    581  $  10,629
                                                         ========  =========

Supplemental schedule of non-cash investing and
  financing activities:
    Issued 372,000 and 220,000 shares of common stock
     in 1999 and 1998, respectively, in connection
     with the acquisition of the Company's advisor       $  4,928  $   3,933
                                                         ========  =========
   Net assets acquired in connection with the
     acquisition of the Company's advisor                $      -  $      12
                                                         ========  =========
   Mortgage note accepted in connection with sale
     of real estate                                      $  2,500  $       -
                                                         ========  =========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                And SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from the audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 1998.

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

2.    Leases:
      ------

      The Company generally leases its land and buildings to operators of major retail businesses. As of March 31, 1999, 183 of the leases have been classified as operating leases and 85 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 49 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Real Estate:
      -----------

      Accounted for Using the Operating Method - Land and buildings on operating
      ----------------------------------------
      leases consisted of the following at (dollars in thousands):

                                           March 31,      December 31,
                                             1999            1998
                                         -------------   -------------

             Land                        $    274,427    $    258,545
             Buildings and improvements       285,482         269,225
                                         ------------    ------------
                                              559,909         527,770
             Less accumulated
               depreciation                   (16,882)        (17,335)
                                         ------------    ------------
                                              543,027         510,435
             Construction in progress           9,911           9,513
                                         ------------    ------------
                                         $    552,938    $    519,948
                                         ============    ============

      Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the quarters ended March 31, 1999 and 1998, the Company recognized $913,000 and $802,000, respectively, of such income.

      The following is a schedule of future minimum lease payments to be received on non-cancellable operating leases at March 31, 1999 (dollars in thousands):

                   1999            $ 40,122
                   2000              54,007
                   2001              54,871
                   2002              54,636
                   2003              54,683
                   Thereafter       561,779
                                   ========
                                   $820,098
                                   ========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

      Accounted for Using the Direct  Financing Method - The following lists the
      ------------------------------------------------
      components of net investment in direct financing leases at (dollars in thousands):

                                                 March 31,   December 31,
                                                   1999          1998
                                               -----------   -------------
      Minimum lease payments to be
         received                              $   266,121    $   283,185
      Estimated residual values                     40,689         43,154
      Less unearned income                        (175,820)      (187,530)
                                               -----------    -----------
      Real estate leased to others using
        the direct financing method            $   130,990    $   138,809
                                               ===========    ===========

      The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 1999 (dollars in thousands):

             1999              $ 11,818
             2000                15,851
             2001                15,883
             2002                15,939
             2003                15,952
             Thereafter         190,678
                               --------
                               $266,121
                               ========

      The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate: Accounted for Using the Operating Method).

4.    Line of Credit Payable:
      ----------------------

      In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which expires on July 30, 1999. As of March 31, 1999 and December 31, 1998, the outstanding principal balance was $161,100,000 and $138,100,000, respectively, plus accrued interest of $350,000 and $361,000, respectively.

      For the quarters ended March 31, 1999 and 1998, interest cost incurred on the Credit Facility was $2,297,000 and $1,977,000, respectively, of which $324,000 and $223,000, respectively, was capitalized, and $1,973,000 and $1,754,000, respectively, was charged to operations.

5.    Earnings Per Share:
      ------------------

      The following details the amounts used in computing earnings per share for the quarters ended March 31:

                                                       1999           1998
                                                   ----------       ----------

      Basic Earnings Per Share:

        Net earnings                               $9,830,000       $4,440,000
                                                   ==========       ==========

        Weighted average number of shares
          outstanding                              29,591,214       28,476,268

        Merger contingent shares                      447,604                -
                                                   ----------       ----------

        Weighted average number of shares
          outstanding used in basic earnings
          per share                                30,038,818       28,476,268
                                                   ==========       ==========

        Basic earnings per share                   $     0.33       $     0.16
                                                   ==========       ==========

      Diluted Earnings Per Share:

        Net earnings                               $9,830,000       $4,440,000
                                                   ==========       ==========

        Weighted average number of shares          29,591,214       28,476,268
          outstanding

        Effect of dilutive securities:
          Stock options                                 4,508         240,248
          Merger contingent shares                    658,222               -
                                                   ----------      ----------

        Weighted average number of shares
          outstanding used in diluted
          earnings per share                       30,253,944      28,716,516
                                                   ==========      ==========

      Diluted earnings per share                   $     0.32      $     0.15
                                                   ==========      ==========

      For the quarter ended March 31, 1999, options on 1,661,269 shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

6.    Merger Transaction:
      ------------------

      On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100 percent of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust effective January 1, 1998. Since the effective date of the Merger, the Company has issued 650,000 shares incurring expenses of $10,429,000, all of which were charged to operations. In addition, in connection with the property acquisitions during the quarter ended March 31, 1999, on April 1, 1999, 286,284 shares became issuable to the stockholders of the Advisor. The market value of the issuable shares is $3,238,588, all of which will be charged to operations during the quarter ended June 30, 1999.

7.    Related Party Transactions:
      --------------------------

      The Company manages Net Lease Institutional Realty, L.P. (the "Partnership"), in which the Company holds a 20 percent equity interest. Pursuant to a management agreement, the Partnership paid the Company $55,000 in asset management fees during each of the quarters ended March 31, 1999 and 1998.

      During the quarters ended March 31, 1999 and 1998, the Company provided certain development services for an affiliate of a member of the board of directors. In connection therewith, the Company received $990,000 and $386,000, respectively, in development fees relating to these services.

      In March 1999, the Company sold 38 of its properties to an affiliate of a member of the board of directors for a total of $36,568,000 and received net proceeds of $36,173,000, resulting in a gain of $5,363,000 for financial reporting purposes.

 8.   Segment Information:
      -------------------

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While the Company does not have more than one reportable segment as defined by the Statement, the Company has identified two primary sources of revenue: (i) rental and earned income from the triple net leases and (ii) fee income from development, property management and asset management services.

      The following tables represent the revenues, expenses and asset allocation for the two segments and the Company's consolidated totals at March 31, 1999 and 1998, and for the quarters then ended.

                                 Rental and                              Consol-
                                   Earned          Fee                   idated
                                   Income         Income    Corporate    Totals
                                 -----------    ---------   ----------   -------
      1999
      ----
         Revenues                $    17,715    $ 1,115     $     -    $  18,830
         Operating expenses            1,539        491         309        2,339
         Real estate expenses             98          -           -           98
         Interest expense              4,777          -           -        4,777
         Depreciation and
           amortization                1,959         26           8        1,993
         Expenses incurred in
           acquiring advisor
           from related party              -          -       4,928        4,928
         Equity in earnings of
           unconsolidated
           partnership                    92          -           -           92
         Gain on sale of real
           estate                      5,043          -           -        5,043
                                 -----------     ------      ------     --------
         Net earnings            $    14,477    $   598     $(5,245)   $   9,830
                                 ===========    =======     =======    =========

         Assets                  $   713,244    $   266     $    83    $ 713,593
                                 ===========    =======     =======    =========
         Additions to long-
           lived assets:
             Real estate         $    24,639    $     -     $     -    $  24,639
                                 ===========    =======     =======    =========
             Other               $       104    $   158     $    28    $     290
                                 ===========    =======     =======    =========

      1998
      ----
         Revenues                $    14,865    $   510     $     -    $  15,375
         Operating expenses            1,037        194         367        1,598
         Real estate expenses            164          -           -          164
         Interest expense              3,000          -           -        3,000
         Depreciation and
           amortization                1,552         17           3        1,572
         Expenses incurred in
           acquiring advisor
           from related party              -          -       4,692        4,692
         Equity in earnings of
           unconsolidated
           partnership                    91          -           -           91
         Gain on sale of real
           estate                          -          -           -            -
                                 -----------    -------     -------     --------
         Net earnings            $     9,203    $   299     $(5,062)    $  4,440
                                 ===========    =======     =======     ========

         Assets                  $   552,583    $   145     $    25     $ 52,753
                                 ===========    =======     =======     ========
         Additions to long-
           lived assets:
              Real estate        $     6,536    $     -     $     -     $  6,536
                                 ===========    =======     =======     ========
              Other              $        95    $   145     $    25     $    265
                                 ===========    =======     =======     ========

 9.   Commitments and Contingencies:
      -----------------------------

      As of March 31, 1999, the Company owned and leased three land parcels to tenants which are obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an amount of up to $2,188,000, at which time rental income is to increase for each of the properties.

      As of March 31, 1999, the Company owned six land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for aggregate construction costs of approximately $9,755,000, of which $8,170,000 of costs had been incurred at March 31, 1999. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

      During the quarter ended March 31, 1999, the Company entered into a Purchase and Sale Agreement whereby the Company acquired ten land parcels leased to major retailers and has agreed to acquire the buildings on each of the respective land parcels at the expiration of the initial term of the ground lease for an aggregate amount of approximately $23 million. The seller of the buildings holds a security interest in each of the land parcels which secures the Company's obligation to purchase the buildings under the Purchase and Sale Agreement.

10.   Subsequent Events:
      -----------------

      In April 1999, the Company declared dividends to its shareholders of $9,399,000 or $0.31 per share of common stock, payable in May 1999.

      In May 1999, the Company moved its build-to-suit development operation to a 95%-owned, taxable non-controlled subsidiary. The Company contributed $5.7 million of real estate and other assets to the subsidiary in exchange for 5,400 shares of 10 percent, cumulative non-voting preferred stock and 300 shares of non-voting common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. (the "Company") is a fully integrated, self-administered real estate investment trust that acquires, owns, develops and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of March 31, 1999, the Company owned, either directly or through a partnership interest, 281 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------
General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions and development have been met from operations and property acquisitions and development have been funded by equity and debt offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 1999 and 1998, the Company generated $11,093,000 and $9,941,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in revenues and expenses as discussed in "Results of Operations."

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

Two of the Company's tenants, HomePlace and Luria's, each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in January 1998 and August 1997, respectively. As a result, the tenants have the right to reject or affirm their leases with the Company. In May 1998, HomePlace rejected two of its five leases with the Company, at which time HomePlace was no longer required to pay rent on these two leases. In September 1998, one of the Properties was re-leased to Waccamaw Corporation. The Company is currently marketing the remaining Property, which is not subject to a lease, for sale or lease. As of March 31, 1999, HomePlace continued to lease three Properties which accounted for three percent of the Company's total rental and earned income for the quarter ended March 31, 1999. In March 1998, Luria's rejected its three leases with the Company, at which time Luria's was no longer required to pay rent on these three leases. Two of these Properties were re-leased in 1998 and one was sold in March 1999.

Indebtedness. In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). As of March 31, 1999, $161,100,000 was outstanding and approximately $38,900,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility to invest in freestanding retail properties.

Property Acquisitions and Commitments. During the quarter ended March 31, 1999, the Company borrowed $26,300,000 under its credit facility (i) to acquire 26 properties, five of which are land only parcels currently under construction,
(ii) to purchase two buildings constructed by the tenants on land parcels owned by the Company and (iii) to complete construction of five buildings by the Company on previously acquired land parcels. The 26 properties include seven WalMart discount stores, four Kash `N Karry grocery stores, three Academy sporting goods stores, three Lucky grocery stores, three Eckerd drug stores, three Target discount stores, one Von's grocery store, one Pier 1 Imports home furnishing store and one excess adjacent land parcel. The seven buildings include three Eckerd drug stores, two 7-11 convenience stores, one Good Guys consumer electronics store and one Pier 1 Imports home furnishing store.

As of March 31, 1999, the Company owned and leased three land parcels to tenants which were obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an amount of up to $2,188,000, at which time rental income is to increase for each of the Properties.

As of March 31, 1999, the Company owned six land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for an aggregate amount of approximately $9,755,000, of which $8,170,000 of costs had been incurred at March 31, 1999. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

In addition to the nine buildings under construction as of March 31, 1999, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

In March 1998, the Company sold 39 of its properties for a total of $39,368,000 and received net sales proceeds of $38,906,000. The Company recognized a net gain on the sale of these 39 properties of $5,043,000 for financial reporting purposes. The Company plans to reinvest the proceeds from 38 of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes.

Merger Transaction. On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100 percent of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self administered real estate investment trust effective January 1, 1998. Since the effective date of the Merger, the Company has issued 650,000 shares incurring expenses of $10,429,000, all of which were charged to operations. In addition, in connection with the property acquisitions during the quarter ended March 31, 1999, on April 1, 1999, 286,284 shares became issuable to the stockholders of the Advisor. The market value of the issuable shares is $3,238,588, all of which will be charged to operations during the quarter ended June 30, 1999.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the quarters ended March 31, 1999 and 1998, the Company declared and paid dividends to its stockholders of $9,267,000 and $8,452,000, respectively, or $0.31 and $0.30, respectively, per share of common stock. In April 1999, the Company declared dividends to its shareholders of $9,399,000 or $0.31 per share of common stock, payable in May 1999.

Results of Operations
---------------------
As of March 31, 1999 and 1998, the Company owned 272 and 240 wholly-owned Properties, respectively, 268 and 237, respectively, of which were leased to operators of major retail businesses. In addition, during the quarter ended March 31, 1999, the Company sold 38 properties which were leased during 1999 and one property which was vacant. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Company earned $17,632,000 and $14,769,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"). The increase in Rental Income during the quarter ended March 31, 1999, is primarily a result of the facts that (i) the 55 Properties acquired and 15 buildings upon which construction was completed during 1998 were operational for a full quarter in 1999 and (ii) the Company acquired 26 Properties and seven buildings upon which construction was completed during the quarter ended March 31, 1999. The increase in Rental Income was partially offset by a decrease in Rental Income relating to 38 leased Properties which were sold during the quarter ended March 31, 1999. Rental Income is expected to increase as the Company acquires additional properties and due to the fact that the 26 Properties and seven of the buildings acquired during the quarter ended March 31, 1999, will contribute to the Company's income for a full fiscal quarter in future quarters. During the quarters ended March 31, 1999 and 1998, the Company earned $1,044,000 and $423,000, respectively, in development and asset management fees. The Company began providing development and asset management services on January 1, 1998 in connection with the Merger of the Company's Advisor. The increase in development and asset management fees during the quarter ended March 31, 1999 is attributable to an increase in development services provided.

During the quarters ended March 31, 1999 and 1998, operating expenses, excluding interest and including depreciation and amortization, were $9,358,000 and $8,026,000, respectively (49.7% and 52.2%, respectively, of total revenues). The increase in the dollar amount of operating expenses for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily attributable to an increase in actual personnel and other operating costs as a result of the increase in the Company's asset size and development services. In accordance with generally accepted accounting principles, certain costs relating to development activities have been capitalized. The increase for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is also attributable to the increase in depreciation expense as a result of the additional Properties acquired during the quarter ended March 31, 1999, and a full quarter of depreciation expense relating to the 55 Properties and 15 buildings acquired during 1998. The increase in depreciation expense was partially offset by a decrease in depreciation expense related to the sale of 39 properties during the quarter ended March 31, 1999.

The Company recognized $4,777,000 and $3,000,000 in interest expense for the quarters ended March 31, 1999 and 1998, respectively. Interest expense increased during the quarter ended March 31, 1999, primarily as a result of interest expense related to the Notes issued in March 1998. However, the increase was partially offset by a decrease in the average interest rates of the Company's Credit Facility.

Year 2000 Compliance. The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The Company's information technology system consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The Company's non-information technology systems are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The Company has no internally generated programmed software coding to correct, as substantially all of the software utilized by the Company is purchased or licensed from external providers.

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

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating the documentation from its non information technology system providers. Although the Company continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Company cannot be assured that the tenants, financial institutions, transfer agent and other vendors and system providers have adequately considered the impact of the Year 2000.

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

Investment Considerations. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement, which is effective for all fiscal quarters of fiscal years beginning after June 1, 1999 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company's consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         No material developments in legal proceedings as previously reported in the Form 10-K for the year ended December 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds.  Not applicable.

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

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 17th day of May, 1999.



COMMERCIAL NET LEASE REALTY, INC.

By:   /s/ Gary M. Ralston
      -------------------
      Gary M. Ralston
      President

By:   /s/ Kevin B. Habicht
      --------------------
      Kevin B. Habicht
      Chief Financial Officer