Form 10-Q
period 1999-06-30
COMMERCIAL NET LEASE REALTY INC
filed 1999-08-16
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                         Commission File Number 0-12989


                        COMMERCIAL NET LEASE REALTY, INC.
             (exact name of registrant as specified in its charter)



           Maryland                         56-1431377
 (State or other jurisdiction           (I.R.S. Employment
      of incorporation or               Identification No.)
         organization)

                 455 South Orange Avenue, Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

                          (407) 265-7348
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

30,331,314 shares of Common Stock, $0.01 par value, outstanding as of August 12, 1999 .

                 COMMERCIAL NET LEASE REALTY, INC.
                         and SUBSIDIARIES


                             CONTENTS


Part I

   Item 1. Financial Statements:                                           Page
                                                                           ----
        Condensed Consolidated Balance Sheets.................................1

        Condensed Consolidated Statements of Earnings.........................2

        Condensed Consolidated Statements of Cash Flows.......................3

        Notes to Condensed Consolidated Financial Statements..................5


   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................14


   Item 3. Quantitative and Qualitative Disclosures About Market Risk .......19


Part II

   Other Information.........................................................20

               CONDENSED CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except per share data)

                   ASSETS                            June 30,      December 31,
                                                      1999              1998
                                                  ------------     ------------
Real estate:
  Accounted for using the operating method,
    net of accumulated depreciation               $    543,286     $    519,948
  Accounted for using the direct financing
    method                                             130,634          138,809
Investment in unconsolidated subsidiary                  5,447               -
Investment in partnership                                3,847            3,850
Mortgages receivable                                     7,460                -
Mortgage receivable from unconsolidated
  subsidiary                                            12,642                -
Cash and cash equivalents                                5,416            1,442
Receivables                                              2,457            3,532
Accrued rental income                                   11,028           10,395
Debt costs, net of accumulated amortization
  of $2,845 and $2,559                                   2,950            2,282
Other assets                                             1,848            5,337
                                                  ------------     ------------
      Total assets                                $    727,015     $    685,595
                                                  ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                            $     71,500     $    138,100
Mortgages payable                                       54,164           55,063
Notes payable, net of unamortized
  discount of $636 and $256,
  respectively, and unamortized interest
  rate hedge gain of $2,666 in 1999                    202,030           99,744
Accrued interest payable                                 2,642            2,646
Accounts payable and accrued expenses                    3,318            5,343
Rents received in advance                                1,150              809
                                                  ------------     ------------
      Total liabilities                                334,804          301,705
                                                  ------------     ------------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $0.01 par value.
    Authorized 15,000,000 shares at June
    30, 1999 and December 31, 1998; none
    issued or outstanding                                    -                -
  Common stock, $0.01 par value.
    Authorized 90,000,000 shares; issued
    and outstanding 30,331,314 and
    29,521,089 shares at June 30, 1999 and
    December 31, 1998, respectively                        303              295
  Excess stock, $0.01 par value. Authorized
    105,000,000 shares at June 30, 1999 and
    December 31, 1998; none issued or
    outstanding                                              -                -
Capital in excess of par value                         396,769          386,755
Accumulated dividends in excess of net
earnings                                                (4,861)          (3,160)
                                                  ------------     ------------
      Total stockholders' equity                       392,211          383,890
                                                  ------------     ------------
                                                  $    727,015     $    685,595
                                                  ============     ============

     See accompanying notes to condesnsed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)

                                     Quarter Ended            Six Months Ended
                                       June 30,                   June 30,
                                   1999        1998           1999        1998
                                ----------  ---------    ----------  ----------
 Revenues:
   Rental income from
   operating leases             $   14,404  $  10,775    $   28,259  $   22,113
   Earned income from direct
     financing leases                3,494      3,067         7,138       6,300
   Contingent rental income            300        244           433         442
   Development and asset
     management fees from
     related parties                   460      1,019         1,504       1,442
   Interest and other                  494        146           648         329
                                ----------  ---------    ----------  ----------
                                    19,152     15,251        37,982      30,626
                                ----------  ---------    ----------  ----------

 Expenses:
   General operating and
     administrative                  1,865      1,290         4,204       2,859
   Real estate expenses                 78         66           176         259
   Interest                          5,357      2,868        10,134       5,868
   Depreciation and
     amortization                    2,060      1,655         4,053       3,227
   Expenses incurred in
     acquiring advisor from
     related party                   3,239          -         8,167       4,692
                                ----------  ---------    ----------  ----------
                                    12,599      5,879        26,734      16,905
                                ----------  ---------    ----------  ----------

 Earnings before equity in
   earnings of unconsolidated
   partnership and
   unconsolidated subsidiary,
   and gain on sale of
   real estate                       6,553      9,372        11,248      13,721

 Equity in earnings of
   unconsolidated partnership           94         91           186         182

 Equity in earnings of
   unconsolidated subsidiary          (253)         -          (253)          -

 Gain on sale of real estate           741          -         5,784           -
                                ----------  ---------    ----------  ----------
 Net earnings                   $    7,135  $   9,463    $   16,965  $   13,903
                                 =========  =========    ==========  ==========

 Net earnings per share of
   common stock:

     Basic                      $     0.24  $     0.32   $     0.56  $     0.48
                                ==========  ==========   ==========  ==========
     Diluted                    $     0.23  $     0.32   $     0.56  $     0.48
                                ==========  ==========   ==========  ==========
 Weighted average number of
   shares outstanding:

     Basic                      30,369,539  29,223,522   30,205,092  28,852,704
                                ==========  ==========   ==========  ==========
     Diluted                    30,398,186  29,416,558   30,326,275  29,069,346
                                ==========  ==========   ==========  ==========


     See accompanying notes to condensed consolidated financial statements.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (dollars in thousands)
                                                        Six Months Ended
                                                            June 30,
                                                      1999               1998
                                                   ---------          ---------
Cash flows from operating activities:
  Net earnings                                     $  16,965          $  13,903
    Adjustments to reconcile net earnings to
      net cash provided by operating
      activities:
        Depreciation                                   3,749              2,799
        Amortization                                     304                428
        Amortization of notes payable discount            12                  6
        Amortization of deferred interest rate
          hedge gain                                     (13)                 -
        Gain on sale of real estate                   (5,784)                 -
        Expenses incurred in acquiring advisor
          from related party                           8,167              4,692
        Distributions from unconsolidated
          partnership, net of equity in
          earnings                                         1                  5
        Equity in earnings of unconsolidated
          subsidiary                                     253                  -
        Decrease in real estate leased to
          others using the direct financing
          method                                         883                640
        Decrease (increase) in receivables             1,251             (1,005)
        Increase in accrued rental income             (1,774)            (1,517)
        Increase in other assets                        (244)              (162)
        Increase in accrued interest payable              89              1,462
        Increase in accounts payable and
          accrued expenses                               463                 28
        Increase (decrease) in rents received
         in advance                                      341                (92)
                                                   ---------         ----------
          Net cash provided by operating
            activities                                24,663             21,187
                                                   ---------         ----------

Cash flows from investing activities:
   Proceeds from the sale of real estate              40,103                  -
   Additions to real estate accounted for
     using the operating method                      (67,324)           (46,732)
   Additions to real estate accounted for
     using the direct financing method                (1,901)                 -
   Increase in mortgages receivable                   (3,952)                 -
   Mortgage payments received                             58                  -
   Increase in mortgage receivable from
     unconsolidated subsidiary                        (4,789)                 -
   Increase in other assets                             (351)            (1,679)
   Other                                                 486                  9
                                                  ----------         ----------
          Net cash used in investing activities      (37,670)           (48,402)
                                                  ----------         ----------

Cash flows from financing activities:
   Proceeds from line of credit payable               39,300             42,100
   Repayment of line of credit payable              (105,900)          (113,600)
   Repayment of mortgages payable                       (899)              (821)
   Proceeds from notes payable                        99,608             99,729
   Proceeds from termination of interest rate
     hedge                                             2,679                  -
   Payment of debt costs                                (735)            (1,137)
   Proceeds from issuance of common stock              1,863             18,461
   Payment of stock issuance costs                       (40)            (1,047)
   Payment of dividends                              (18,666)           (17,499)
   Other                                                (229)              (292)
                                                  ----------         ----------
          Net cash provided by financing
            activities                                16,981             25,894
                                                  ----------         ----------

Net increase (decrease) in cash and cash
  equivalents                                          3,974             (1,321)

Cash and cash equivalents at beginning of
  period                                               1,442              2,160
                                                  -----------        ----------
Cash and cash equivalents at end of period        $    5,416         $      839
                                                  ==========         ==========

Supplemental schedule of non-cash investing
  and financing activities:
    Issued 658,222 and 220,000 shares of
      common stock in 1999 and 1998,
      respectively, in connection with the
      acquisition of the Company's advisor       $    8,167          $    3,933
                                                 ==========          ==========
  Net assets acquired in connection with the
    acquisition of the Company's advisor         $        -          $       12
                                                 ==========          ==========
  Mortgage note accepted in connection with
  sale of real estate                            $    3,538          $        -
                                                 ==========          ==========
  Real estate and other assets contributed to unconsolidated subsidiary in exchange for:

      Non-voting common stock                    $    5,700          $        -
                                                 ==========          ==========
      Mortgage receivable                        $    8,064          $        -
                                                 ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Six Months Ended June 30, 1999 and 1998

1.  Basis of Presentation:
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from the audited financial statements as of that date.

    These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc.for the year ended December 31, 1998.

    The consolidated financial statements include the accounts of a Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period and diluted earnings per share are calculated based upon weighted average number of common shares outstanding plus dilutive potential common shares.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
    Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company's consolidated financial statements.

    In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

2.  Leases:
    ------
    The Company generally leases its land and buildings to operators of major retail businesses. As of June 30, 1999, 177 of the leases have been classified as operating leases and 85 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 49 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.  Real Estate:
    -----------
    Accounted for Using the  Operating  Method - Land and buildings on operating
    ------------------------------------------
    leases consisted of the following at (dollars in thousands):

                                                June 30,      December 31,
                                                  1999            1998
                                             -------------    ------------

          Land                               $     267,797    $    258,545
          Buildings and improvements               290,367         269,225
                                             -------------    ------------
                                                   558,164         527,770
          Less accumulated depreciation            (18,533)        (17,335)
                                             -------------    ------------
                                                   539,361         510,435
          Construction in progress                   3,655           9,513
                                             -------------    ------------

                                             $     543,286    $    519,948
                                             =============    -===========

    Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the six months ended June 30, 1999 and 1998, the Company recognized $1,803,000 and $1,546,000, respectively, of such income, $890,000 and $744,000 of which was recognized for the quarters ended June 30, 1999 and 1998, respectively.

    The following is a schedule of future minimum lease payments to be received on non-cancelable operating leases at June 30, 1999 (dollars in thousands):

                        1999           $ 26,630
                        2000             54,709
                        2001             55,572
                        2002             55,332
                        2003             55,349
                        Thereafter      559,222
                                       --------
                                       $806,814
                                       ========

    Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

    Accounted for Using the Direct  Financing  Method - The following  lists the
    -------------------------------------------------
    components of net investment in direct financing leases at (dollars in thousands):

                                                      June 30,     December 31,
                                                        1999          1998
                                                    ------------   ------------

    Minimum lease payments to be received              $ 262,414   $   283,185
    Estimated residual values                             40,709        43,154
    Less unearned income                                (172,489)     (187,530)
                                                     -----------   -----------
    Real estate leased to others using the
      direct financing method                        $   130,634   $   138,809
                                                     ===========   ===========

    The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 1999 (dollars in thousands):

                 1999          $   7,641
                 2000             15,349
                 2001             15,381
                 2002             15,443
                 2003             15,456
                 Thereafter      193,144
                               ---------
                               $ 262,414
                               =========

    The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate: Accounted for Using the Operating Method).


4.  Investment in Unconsolidated Subsidiary:
    ---------------------------------------

    In May 1999, the Company transferred its build-to-suit development operation to a 95%-owned, taxable unconsolidated subsidiary (the "Subsidiary"). The Company contributed $5.7 million of real estate and other assets to the Subsidiary in exchange for 5,700 shares of non-voting common stock. The Company accounts for its investment in the Subsidiary using the equity method. The Company also entered into a mortgage agreement with the Subsidiary for a $30,000,000 revolving credit facility. The mortgage is secured by a first lien on the Subsidiary's properties. During the six months ended June 30, 1999, the Company received from the Subsidiary $191,000 in interest and fees relating to the mortgage.

5.  Line of Credit Payable:
    ----------------------

    In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which expires on July 30, 2000. As of June 30, 1999 and December 31, 1998, the outstanding principal balance was $71,500,000 and $138,100,000, respectively, plus accrued interest of $176,000 and $361,000, respectively.

    For the six months ended June 30, 1999 and 1998, interest cost incurred on the Credit Facility was $4,800,000 and $2,188,000, respectively, of which $477,000 and $434,000, respectively, was capitalized, and $4,323,000 and $1,754,000, respectively, was charged to operations.

6.  Notes Payable:
    -------------
    In June 1999, the Company filed a prospectus supplement to its $300,000,000 shelf registration statement and issued $100,000,000 of 8.125% Notes due 2004 (the "Notes"). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $99,608,000 with interest payable semi-annually commencing on December 15, 1999. The discount of $392,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method. In connection with the debt offering, the Company entered into a treasury rate lock agreement which fixed a treasury rate of 5.1854% on a notional amount of $92,000,000. Upon issuance of the Notes, the Company terminated the treasury rate lock agreement resulting in a gain of $2,679,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the Notes using the effective interest method. The effective rate of the Notes, including the effects of the discount and the treasury rate lock gain, is 7.547%.

    The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the Supplemental Indenture No. 2 dated June 21, 1999 for the Notes.

    In connection with the debt offering, the Company incurred debt issuance costs totaling $944,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds of the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

7.  Earnings Per Share:
    ------------------
    The following details the amounts used in computing earnings per share for

                                The quarter ended         The six months ended
                                    June 30,                    June 30,
                               1999         1998           1999         1998
                            -----------  -----------    -----------  -----------
     Basic Earnings Per
       Share:
         Net earnings       $ 7,135,000  $ 9,463,000    $16,965,000  $13,903,000
                            ===========  ===========    ===========  ===========

         Weighted average
           number of shares
           outstanding       29,667,539   29,223,522     29,629,587   28,852,704

         Merger contingent
           shares               702,000            -        575,505            -
                            -----------  -----------    -----------  -----------

         Weighted average
           number of shares
           outstanding used
           in basic
           earnings
           per share         30,369,539   29,223,522     30,205,092   28,852,704
                            ===========  ===========    ===========  ===========

         Basic earnings
           per share        $      0.24  $      0.32    $      0.56  $      0.48
                            ===========  ===========    ===========  ===========

      Diluted Earnings Per
        Share:

          Net earnings      $ 7,135,000  $ 9,463,000    $16,965,000  $13,903,000
                            ===========  ===========    ===========  ===========

          Weighted average
            number of shares
            outstanding      29,667,539   29,223,522     29,629,587   28,852,704

          Effect of dilutive
            securities:

            Stock options        10,171      193,036          7,339      216,642
            Merger contingent
              shares            720,476            -        689,349            -
                             ----------   ----------     ----------  -----------

          Weighted average
            number of shares
            outstanding used
            in diluted
            earning
            per share         30,398,186   29,416,558    30,326,275   29,069,346
                             ===========  ===========   ===========  ===========

          Diluted earnings
            per share        $      0.23  $      0.32   $      0.56  $      0.48
                             ===========  ===========   ===========  ===========


    For the quarter and six months ended June 30, 1999 and 1998, options on 1,477,755 and 654,000 shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

8.  Merger Transaction:
    ------------------

    On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100 percent of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust effective January 1, 1998. Since the effective date of the Merger, the Company has issued 936,000 shares incurring expenses of $13,668,000, all of which were charged to operations. In addition, in connection with the property acquisitions during the quarter ended June 30, 1999, on July 1, 1999, 62,254 shares became issuable to the stockholders of the Advisor. The market value of the issuable shares is $794,000, all of which will be charged to operations during the quarter ended September 30, 1999.

9.  Related Party Transactions:
    --------------------------

    The Company manages Net Lease Institutional Realty, L.P. (the "Partnership"), in which the Company holds a 20 percent equity interest. Pursuant to a management agreement, the Partnership paid the Company $109,000 in asset management fees in each of the six month periods ended June 30, 1999 and 1998.

    During the six months ended June 30, 1999 and 1998, the Company provided certain development services for an affiliate of a member of the board of directors. In connection therewith, the Company received $1,351,000 and $1,333,000, respectively, in development fees relating to these services.

    In March 1999, the Company sold 38 of its properties to an affiliate of a member of the board of directors for a total of $36,568,000 and received net proceeds of $36,173,000, resulting in a gain of $5,363,000 for financial reporting purposes.

10. Segment Information:
    -------------------

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

    The following tables represent the revenues, expenses and asset allocation for the two segments and the Company's consolidated totals at (dollars in thousands):

                         Rental and
                           Earned          Fee                      Consolidated
                           Income         Income       Corporate       Totals
                         ------------  ------------   ------------  ------------
June 30, 1999 and for
 the quarter then ended
 ----------------------
  Revenues               $   18,446    $      706     $        -    $   19,152
  Real estate expenses           78             -              -            78
  Operating expenses          1,517           226            122         1,865
  Interest expense            5,357             -              -         5,357
  Depreciation and
  amortization                2,047             9              4         2,060
  Expenses incurred in
    acquiring advisor
    from related party            -             -          3,239         3,239
  Equity in earnings of
    unconsolidated
    partnership                  94             -              -            94
  Equity in earnings of
    unconsolidated
    subsidiary                    -          (253)             -          (253)
  Gain on sale of real
    estate                       741            -              -           741
                         -----------   ----------     ----------    ----------
  Net earnings           $    10,282   $      218     $   (3,365)   $    7,135
                         ===========   ==========     ==========    ==========
  Assets                 $   726,843   $       39     $      133    $  727,015
                         ===========   ==========     ==========    ==========
  Additions to
  long-lived assets:

    Real estate          $    44,586   $        -     $        -    $   44,586
                         ===========   ==========     ==========    ==========
    Other                $        23   $        -     $       50    $       73
                         ===========   ==========     ==========    ==========

June 30, 1998 and for
 the quarter then ended
  ----------------------
  Revenues               $    14,133   $    1,118     $        -    $   15,251
  Real estate expenses            66            -              -            66
  Operating expenses             570          553            167         1,290
  Interest expense             2,868            -              -         2,868
  Depreciation and
  amortization                 1,651            2              2         1,655
  Expenses incurred in
    acquiring advisor
    from related party             -            -              -             -
  Equity in earnings of
    unconsolidated
    partnership                   91            -              -            91
  Equity in earnings of
    unconsolidated
    subsidiary                     -            -              -             -
  Gain on sale of real
    estate                         -            -              -             -
                          ----------   ----------     ----------    ----------
  Net earnings            $    9,069   $      563     $     (169)   $    9,463
                          ==========   ==========     ==========    ==========
  Assets                  $  585,385   $      161     $       25    $  585,571
                          ==========   ==========     ==========    ==========
  Additions to
   long-lived assets:
    Real estate           $    5,926   $        -     $        -    $    5,926
                          ==========   ==========     ==========    ==========
    Other                 $       23   $       16     $        -    $       39
                          ==========   ==========     ==========    ==========

June 30, 1999 and for
 the six months then
 ended
 --------------------
  Revenues                $    36,161  $    1,821     $        -    $   37,982
  Real estate expenses            176           -              -           176
  Operating expenses            3,056         717            431         4,204
  Interest expense             10,134           -              -        10,134
  Depreciation and
  amortization                  4,006          35             12         4,053
  Expenses incurred in
    acquiring advisor
    from related party              -           -          8,167         8,167
  Equity in earnings of
    unconsolidated
    partnership                   186           -              -           186
  Equity in earnings of
    unconsolidated
    subsidiary                      -        (253)             -          (253)
  Gain on sale of real
    estate                      5,784           -              -         5,784
                          -----------   ---------     ----------    ----------
  Net earnings            $    24,759   $     816     $   (8,610    $   16,965
                          ===========   =========     ==========    ==========
  Assets                  $   726,843   $      39     $      133    $  727,015
                          ===========   =========     ==========    ==========
  Additions to
  long-lived assets:

    Real estate           $    69,225           -     $        -    $   69,225
                          ===========   =========     ==========    ==========
    Other                 $        92   $      81     $       31    $      204
                          ===========   =========     ==========    ==========

June 30, 1998 and for
 the six months then
 ended
 ---------------------
  Revenues                $    28,998   $   1,628     $        -    $   30,626
  Real estate expenses            259           -              -           259
  Operating expenses            1,578         747            534         2,859
  Interest expense              5,868           -              -         5,868
  Depreciation and
   amortization                 3,203          19              5         3,227
  Expenses incurred in
    acquiring advisor
    from related party              -           -          4,692         4,692
  Equity in earnings of
    unconsolidated
    partnership                   182           -              -           182
  Equity in earnings of
    unconsolidated
    subsidiary                      -           -              -             -
  Gain on sale of real
    estate                          -           -              -             -
                          -----------   ---------     ----------    ----------
  Net earnings            $    18,272   $     862     $   (5,231)   $   13,903
                          ===========   =========     ==========    ==========
  Assets                  $   585,385   $     161     $       25    $  585,571
                          ===========   =========     ==========    ==========
  Additions to
   long-lived assets:

    Real estate           $   46,732    $       -     $        -    $   46,732
                          ==========    =========     ==========    ==========
    Other                 $      118    $     161     $       25    $      304
                          ==========    =========     ==========    ==========

11. Commitments and Contingencies:
    -----------------------------

    As of June 30, 1999, the Company owned and leased two land parcels to a tenant which is obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an amount of up to $1,371,000, at which time rental income is to increase for each of the properties.

     As of June 30, 1999, the Company owned three land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for aggregate construction costs of approximately $6,002,000, of which $3,565,000 of costs had been incurred at June 30, 1999. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

    During the six months ended June 30, 1999, the Company entered into a purchase and sale agreement whereby the Company acquired ten land parcels leased to major retailers and has agreed to acquire the buildings on each of the respective land parcels at the expiration of the initial term of the ground lease for an aggregate amount of approximately $23 million. The seller of the buildings holds a security interest in each of the land parcels which secures the Company's obligation to purchase the buildings under the purchase and sale agreement.

12. Subsequent Event:
    ----------------

    In July 1999, the Company declared dividends to its shareholders of $9,403,000 or $0.31 per share of common stock, payable in August 1999.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. (the "Company") is a fully integrated, self-administrated real estate investment trust that acquires, owns, develops and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of June 30, 1999, the Company owned, either directly or through a partnership interest, 275 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resource
------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions and development have been met from operations and property acquisitions and development have been funded by equity and debt offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 1999 and 1998, the Company generated $24,663,000 and $21,187,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily the result of changes in revenues and expenses as discussed in "Results of Operations."

The Company's leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company's leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company's Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of the Properties which are subject to leases that place these responsibilities on the Company are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. The Company may be required to use bank borrowing or other sources of capital in the event of unforeseen significant capital expenditures.

Two of the Company's tenants, HomePlace and Luria's, each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in January 1998 and August 1997, respectively. As a result, the tenants have the right to reject or affirm their leases with the Company. In May 1998, HomePlace rejected two of its five leases with the Company, at which time HomePlace was no longer required to pay rent on these two leases. In September 1998, one of the Properties was re-leased to Waccamaw Corporation. During the six months ended June 30, 1999, HomePlace emerged from bankruptcy and affirmed three of its leases with the Company. In March 1998, Luria's rejected its three leases with the Company, at which time Luria's was no longer required to pay rent on these three leases. Two of these Properties were re-leased in 1998 and one was sold in March 1999.

Indebtedness. In August 1997, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). As of June 30, 1999, $71,500,000 was outstanding and approximately $128,500,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility to invest in freestanding retail properties.

Debt Securities. In June 1999, the Company filed a prospectus supplement to its $300,000,000 shelf registration statement and issued $100,000,000 of 8.125% Notes due 2004 (the "Notes"). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $99,608,000 with interest payable semi-annually commencing on December 15, 1999.The discount of $392,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method. In connection with the debt offering, the Company entered into a treasury rate lock agreement which fixed a treasury rate of 5.1854% on a notional amount of $92,000,000. Upon issuance of the Notes, the Company terminated the treasury rate lock agreement resulting in a gain of $2,679,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the Notes using the effective interest method. The effective rate of the Notes, including the effects of the discount and the treasury rate lock gain, is 7.547%.

The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the Supplemental Indenture No. 2 dated June 21, 1999 for the Notes.

In connection with the debt offering, the Company incurred debt issuance costs totaling $944,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds of the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

Property Acquisitions and Commitments. During the six months ended June 30, 1999, the Company borrowed $39,300,000 under its Credit Facility (i) to acquire 29 properties, eight of which are land only parcels currently under construction, (ii) to purchase three buildings constructed by the tenants on land parcels owned by the Company and (iii) to complete construction of eight buildings by the Company on previously acquired land parcels. The 29 properties include seven Wal-Mart discount stores, four Kash `N Karry grocery stores, three Academy sporting goods stores, three Lucky grocery stores, five Eckerd drug stores, three Target discount stores, one OfficeMax office supply store, one Von's grocery store, one Pier 1 Imports home furnishing store and one excess adjacent land parcel. The 11 buildings include three Eckerd drug stores, two 7-11 convenience stores, two OfficeMax office supply stores, one Good Guys consumer electronics store, two Pier 1 Imports home furnishing stores, and one Party City party supply store.

As of June 30, 1999, the Company owned and leased two land parcels to a tenant which is obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an amount of up to $1,371,000, at which time rental income is to increase for each of the Properties.

As of June 30, 1999, the Company owned three land parcels subject to lease agreements with tenants whereby the Company has agreed to construct a building on each of the respective land parcels for an aggregate amount of approximately $6,002,000 of which $3,565,000 of costs had been incurred at June 30, 1999. Pursuant to the lease agreements, rent is to commence on the properties upon completion of construction of the buildings.

In addition to the five buildings under construction as of June 30, 1999, the Company is currently negotiating the acquisition of a number of prospective properties. The Company may elect to acquire these prospective properties or other additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

During the six months ended June 30, 1999, the Company sold 42 of its properties for a total of $44,231,000 and received net sales proceeds of $43,641,000. The Company recognized a net gain on the sale of these 42 properties of $5,784,000 for financial reporting purposes. The Company plans to reinvest the proceeds from 41 of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes.

Investment in Unconsolidated Subsidiary. In May 1999, the Company transferred its build-to-suit development operation to a 95%-owned, taxable unconsolidated subsidiary, (the "Subsidiary"). The Company contributed $5.7 million of real estate and other assets to the Subsidiary in exchange for 5,700 shares of non-voting common stock. The Company also entered into a mortgage agreement with the Subsidiary for a $30,000,000 revolving credit facility. The mortgage is secured by a first lien on the Subsidiary's properties. During the six months ended June 30, 1999, the Company received from the Subsidiary $191,193 in interest and fees relating to the mortgage.

Merger Transaction. On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100 percent of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust effective January 1, 1998. Since the effective date of the Merger, the Company has issued 936,000 shares incurring expenses of $13,668,000, all of which were charged to operations. In addition, in connection with the property acquisitions during the quarter ended June 30, 1999, on July 1, 1999, 62,254 shares became issuable to the stockholders of the Advisor. The market value of the issuable shares is $794,000, all of which will be charged to operations during the quarter ended September 30, 1999.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 1999 and 1998, the Company declared and paid dividends to its stockholders of $18,666,000 and $17,499,000, respectively, or $0.62 and $0.61, respectively, per share of common stock. In July 1999, the Company declared dividends to its shareholders of $9,403,000 or $0.31 per share of common stock, payable in August 1999.

Results of Operations
---------------------

As of June 30, 1999 and 1998, the Company owned 266 and 254 wholly-owned Properties, respectively, 262 and 249, respectively, of which were leased to operators of major retail businesses. In addition, during the six months ended June 30, 1999, the Company sold 41 properties which were leased during 1999 and one property which was vacant. In connection therewith, during the six months ended June 30, 1999 and 1998, the Company earned $35,830,000 and $28,855,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"), $18,198,000 and $14,086,000 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The increase in Rental Income during the quarter and six months ended June 30, 1999, is primarily a result of the facts that (i) the 55 Properties acquired and 15 buildings upon which construction was completed during 1998 were operational for a full quarter and six months in 1999 and (ii) the Company acquired 29 Properties and 11 buildings upon which construction was completed during the six months ended June 30, 1999. The increase in Rental Income was partially offset by a decrease in Rental Income relating to 41 leased Properties which were sold during the six months ended June 30, 1999. Rental Income is expected to increase as the Company acquires additional properties and due to the fact that the 29 Properties and 11 of the buildings acquired during the six months ended June 30, 1999, will contribute to the Company's income for a full fiscal quarter in future quarters.

During the six months ended June 30, 1999 and 1998, the Company earned $1,504,000 and $1,442,000, respectively, in development and asset management fees, $460,000 and $1,019,000 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The Company began providing development and asset management services on January 1, 1998 in connection with the Merger of the Company's Advisor. The increase in development and asset management fees during the quarter and six months ended June 30, 1999 is attributable to an increase in development services provided.

During the six months ended June 30, 1999 and 1998, operating expenses, excluding interest and including depreciation and amortization, were $16,600,000 and $11,037,000, respectively, (43.7 % and 36.0%, respectively, of total revenues) $7,242,000 and $3,011,000 (37.8% and 19.7%, respectively, of total revenues) of which was incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in the amount of operating expenses for the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is primarily attributable to the charges related to the costs incurred in acquiring the Company's Advisor from a related party. Operating expenses for the six months ended June 30, 1999 and 1998, excluding the costs relating to the acquisition of the Advisor were $8,433,000 and $6,345,000 (22.2% and 20.7%, respectively, of total revenues), $4,003,000 and
$3,011,000 (20.9% and 19.7%, respectively, of total revenues) of which was incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase for the quarter and six months ended June 30, 1999, is also attributable to an increase in actual personnel and other operating costs as a result of the increase in the Company's asset size and development services. In accordance with generally accepted accounting principles, certain costs relating to development activities have been capitalized. The increase for the six months and quarter ended June 30, 1999, as compared to the six months and quarter ended June 30, 1998, is also attributable to the increase in depreciation expense as a result of the additional Properties acquired during the quarter ended June 30, 1999, and a full quarter of depreciation expense relating to the 55 Properties and 15 buildings acquired during 1998. The increase in depreciation expense was partially offset by a decrease in depreciation expense related to the sale of 42 properties during the six months ended June 30, 1999.

The Company recognized $10,134,000 and $5,868,000 in interest expense for the six months ended June 30, 1999 and 1998, respectively, $5,357,000 and $2,868,000 of which was incurred during the quarters ended June 30, 1999 and 1998, respectively. Interest expense increased during the quarter and six months ended June 30, 1999, primarily as a result of interest expense related to the Notes issued in March 1998 and in June 1999. However, the increase was partially offset by a decrease in the average interest rates of the Company's Credit Facility.

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

The Company's information system is comprised of hardware and software applications from mainstream suppliers; accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Y2K compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Company has a material third party relationship, including the Company's tenants, major vendors, financial institutions and the Company's transfer agent. The Company depends on its tenants for rents and cash flows, its financial institutions for availability of cash and financing and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating the documentation from its non-information technology system providers. Although the Company continues to receive positive responses from its third party relationships regarding their Y2K compliance, the Company cannot be assured that the tenants, financial institutions, transfer agent and other vendors and system providers have adequately considered the impact of the Year 2000.

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

Investment Considerations. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently reviewing the Statement to see what impact, if any, it will have on the Company's consolidated financial statements.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

This  information  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company's debt or equity capital, the ability of the Company to locate suitable tenants for its Property and the ability of tenants to make payments under their respective leases.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

        No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 1998.

Item 2. Changes in Securities and Use of Proceeds.  Not applicable.

Item 3. Defaults Upon Senior Securities.  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        On  May 18, 1999, the Company  held  its Annual Meeting  of Shareholders
        (the) "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert A. Bourne (23,454,365 voted for and 1,936,961 withheld), Edward Clark (23,480,847 voted for and 1,910,479 withheld), Clifford R. Hinkle (23,453,665 voted for and 1,937,661 withheld), Ted B. Lanier (23,463,254 voted for and 1,928,072 withheld) and James M. Seneff, Jr. (23,459,555 voted for and 1,931,771 withheld).

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

             4.2 Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 and $100,000,000 of
                  8.125% Notes due 2004 (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

             4.3 Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

             4.4 Form of 7.125% Notes due 2008 (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

             4.5 Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

             4.6 Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

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

             10.8 Secured   Promissory   Note,  dated  January  19,  1996  among
                  Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

             10.9 Third  Amended  and  Restated  Line  of  Credit  and  Security
                  Agreement, dated September 3, 1996, by and among Registrant, certain lenders and First Union National Bank Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

             10.10Second  Renewal  and   Modification   Promissory  Note,  dated
                  September  3, 1996,  by and among  Registrant  and First Union
                  National Bank Florida, as the Agent, relating to a $150,000,000 loan (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

             10.11Agreement and Plan of Merger dated May 15, 1997, by and among
                  Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16,1997, and incorporated herein by reference).

             10.12Fourth  Amended  and  Restated  Line of  Credit  and  Security
                  Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

             27   Financial Data Schedule (filed herewith).

        (b) The Registrant filed one report on Form 8-K on June 17, 1999 for the purpose of incorporating certain items by reference into its registration statement on Form S-3.

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      DATED this 16th day of August, 1999.



      COMMERCIAL NET LEASE REALTY, INC.

      By: /s/ Gary M. Ralston
          -------------------
           Gary M. Ralston
           President

      By: /s/ Kevin B. Habicht
          --------------------
          Kevin B. Habicht
          Chief Financial Officer