Form 10-Q
period 1999-09-30
COMMERCIAL NET LEASE REALTY INC
filed 1999-11-12
CIK 751364

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                                      or

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
  (State or other jurisdiction of       (I.R.S. Employment Identification
   incorporation or organization)                      No.)

                 450 South Orange Avenue, Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

30,406,706 shares of Common Stock, $0.01 par value, outstanding as of November 8, 1999 .

                      COMMERCIAL NET LEASE REALTY, INC.
                               and SUBSIDIARIES


                                   CONTENTS


Part I

  Item 1. Financial Statements:                                             Page

          Condensed Consolidated Balance Sheets...............................1

          Condensed Consolidated Statements of Earnings.......................2

          Condensed Consolidated Statements of Cash Flows.....................3

          Notes to Condensed Consolidated Financial Statements................5


  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................14


  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........21


Part II

  Other Information..........................................................22

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share data)

                      ASSETS                      September 30,    December 31,
                                                      1999            1998
                                                  -------------   -------------

Real estate:
  Accounted for using the operating method, net
    of accumulated depreciation                   $     550,054   $     519,948
  Accounted for using the direct financing
    method                                              125,963         138,809
Investment in unconsolidated subsidiary                   4,770               -
Investment in unconsolidated partnership                  3,846           3,850
Mortgages receivable                                      7,492               -
Mortgage receivable from unconsolidated
  subsidiary                                             30,753               -
Cash and cash equivalents                                 1,595           1,442
Receivables                                               2,383           3,532
Accrued rental income                                    12,173          10,395
Debt costs, net of accumulated amortization of
  $3,053 and $2,559                                       3,176           2,282
Other assets                                              1,781           5,337
                                                  -------------   -------------
      Total assets                                $     743,986   $     685,595
                                                  =============   =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                            $      89,800   $     138,100
Mortgages payable                                        53,701          55,063
Notes payable, net of unamortized discount of
  $614 and $256, respectively, and unamortized
  interest rate hedge gain of $2,550 in 1999            201,936          99,744
Accrued interest payable                                  2,895           2,646
Accounts payable and accrued expenses                     2,425           5,343
Rents received in advance                                   677             809
                                                  -------------   -------------
      Total liabilities                                 351,434         301,705
                                                  -------------   -------------

Commitments and contingencies (Note 11)

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
    15,000,000 shares at September 30, 1999 and
    December 31, 1998; none issued or outstanding             -               -
  Common stock, $0.01 par value.  Authorized
     90,000,000 shares; issued and outstanding
     30,406,706 and 29,521,089 shares at September
     30, 1999 and December 31, 1998, respectively           304             295
  Excess stock, $0.01 par value.  Authorized
    105,000,000 shares at September 30, 1999 and
    December 31, 1998; none issued or outstanding             -               -
  Capital in excess of par value                        397,716         386,755
  Accumulated dividends in excess of net earnings        (5,468)         (3,160)
                                                  -------------   -------------
      Total stockholders' equity                        392,552         383,890
                                                  -------------   -------------
                                                  $     743,986   $     685,595
                                                  =============   =============

      See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except per share data)

                                   Quarter Ended          Nine Months Ended
                                   September 30,            September 30,
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
Revenues:
  Rental income from
    operating leases          $   14,552   $   11,831   $   42,811   $   33,944
  Earned income from direct
    financing leases               3,366        3,127       10,504        9,427
  Contingent rental income           238          211          671          653
  Development and asset
    management fees from
    related parties                  609          527        2,113        1,969
  Interest and other                 218          125          866          454
                              ----------   ----------   ----------   ----------
                                  18,983       15,821       56,965       46,447
                              ----------   ----------   ----------   ----------

Expenses:
  General operating and
    administrative                 1,202        2,149        5,406        5,009
  Real estate expenses                92           85          268          343
  Interest                         5,663        3,307       15,797        9,175
  Depreciation and
    amortization                   2,230        1,708        6,283        4,935
  Expenses incurred in
    acquiring advisor from
    related party                    794            -        8,961        4,692
                              ----------   ----------   ----------   ----------
                                   9,981        7,249       36,715       24,154
                              ----------   ----------   ----------   ----------

Earnings before equity in
  earnings of unconsolidated
  partnership and
  unconsolidated subsidiary,
  and gain on sale of real
  estate                           9,002        8,572       20,250       22,293

Equity in earnings of
  unconsolidated partnership          93           91          279          273
Equity in earnings of
  unconsolidated subsidiary         (299)           -         (552)           -

Gain on sale of real estate            -        1,288        5,784        1,288
                              ----------   ----------   ----------   ----------

Net earnings                  $    8,796   $    9,951   $   25,761   $   23,854
                              ==========   ==========   ==========   ==========

Net earnings per share
  of common stock:
    Basic                     $     0.29   $     0.34   $     0.85   $     0.82
                              ==========   ==========   ==========   ==========
    Diluted                   $     0.29   $     0.34   $     0.85   $     0.82
                              ==========   ==========   ==========   ==========

Weighted average number of
  shares outstanding:
    Basic                     30,425,097   29,326,745   30,279,232   29,012,455
                              ==========   ==========   ==========   ==========
    Diluted                   30,448,811   29,463,035   30,367,306   29,202,262
                              ==========   ==========   ==========   ==========

      See accompanying notes to condensed consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)
                                                           Nine Months Ended
                                                             September 30,
                                                            1999        1998
                                                        ----------   ----------
Cash flows from operating activities:
  Net earnings                                          $   25,761   $   23,854
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                        6,283        4,935
        Amortization of notes payable discount                  34           10
        Amortization of deferred interest rate hedge
          gain                                                (129)           -
        Gain on sale of real estate                         (5,784)      (1,288)
        Expenses incurred in acquiring advisor from
          related party                                      8,961        4,692
        Distributions from unconsolidated
          partnership, net of equity in earnings                 2            7
        Equity in earnings of unconsolidated
          subsidiary                                           552            -
        Deferred intercompany profits                          378            -
        Decrease in real estate leased to others
          using the direct financing method                  1,333          996
        Decrease in accrued mortgage interest
          receivable                                           261            -
        Decrease (increase) in receivables                   1,162       (1,700)
        Increase in accrued rental income                   (2,919)      (2,340)
        Increase in other assets                              (236)        (229)
        Increase in accrued interest payable                   249            4
        Increase in accounts payable and accrued
          expenses                                             574          563
        Decrease in rents received in advance                 (132)        (669)
                                                        ----------   ----------
          Net cash provided by operating activities         36,350      28,835
                                                        ----------   ----------

Cash flows from investing activities:
  Proceeds from the sale of real estate                     40,103        5,570
  Additions to real estate accounted for using the
    operating method                                       (72,611)     (66,038)
  Additions to real estate accounted for using the
    direct financing method                                 (1,901)      (4,889)
  Increase in mortgages receivable                          (3,952)           -
  Mortgage payments received                                   101            -
  Increase in mortgage receivable from
    unconsolidated subsidiary                              (23,053)           -
  Increase in other assets                                    (262)      (2,316)
  Other                                                        377           10
                                                        ----------   ----------
          Net cash used in investing activities            (61,198)     (67,663)
                                                        ----------   ----------

Cash flows from financing activities:
  Proceeds from line of credit payable                      61,100       69,400
  Repayment of line of credit payable                     (109,400)    (116,000)
  Repayment of mortgages payable                            (1,362)      (1,243)
  Proceeds from notes payable                               99,608       99,729
  Proceeds from termination of interest rate hedge           2,679            -
  Payment of debt costs                                     (1,334)      (1,164)
  Proceeds from issuance of common stock                     2,018       19,858
  Payment of stock issuance costs                               91       (1,103)
  Payment of dividends                                     (28,069)     (26,570)
  Other                                                       (330)        (415)
                                                        ----------   ----------
          Net cash provided by financing activities         25,001       42,492
                                                        ----------   ----------
Net increase in cash and cash equivalents                      153        3,664

Cash and cash equivalents at beginning of period             1,442        2,160
                                                        ----------   ----------

Cash and cash equivalents at end of period              $    1,595   $    5,824
                                                        ==========   ==========

Supplemental schedule of non-cash investing
  and financing activities:
    Issued 720,476 and 220,000 shares of common stock
      in 1999 and 1998, respectively, in connection
      with the acquisition of the Company's advisor     $    8,961   $    3,933
                                                        ==========   ==========
    Net assets acquired in connection with the
      acquisition of the Company's advisor              $        -   $       12
                                                        ==========   ==========
    Mortgage note accepted in connection with sale of
      real estate                                       $    3,538   $        -
                                                        ==========   ==========
    Real estate and other assets contributed to
      unconsolidated subsidiary in exchange for:
        Non-voting common stock                         $    5,700   $        -
                                                        ==========   ==========
        Mortgage receivable                             $    8,064   $        -
                                                        ==========   ==========

      See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 1999 and 1998


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from the audited financial statements as of that date.

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

2.    Leases:
      ------

      The Company generally leases its real estate to operators of major retail businesses. As of September 30, 1999, 185 of the leases have been classified as operating leases and 84 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 48 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2000 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Real Estate:
      -----------

      Accounted for Using the Operating Method - Real estate on operating leases
      ----------------------------------------
      consisted of the following at (dollars in thousands):

                                       September 30,    December 31,
                                            1999           1998
                                       -------------   -------------

      Land                             $     267,797   $     258,545
      Buildings and improvements             298,330         269,225
      Leasehold interests                      4,324               -
                                       -------------   -------------
                                             570,451         527,770
      Less accumulated depreciation
        and amortization                     (20,469)        (17,335)
                                       -------------   -------------
                                             549,982         510,435
      Construction in progress                    72           9,513
                                       -------------   -------------

                                       $     550,054   $     519,948
                                       =============   =============

      Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the nine months ended September 30, 1999 and 1998, the Company recognized $2,962,000 and $2,382,000, respectively, of such income, $1,159,000 and $836,000 of which was recognized for the quarters ended September 30, 1999 and 1998, respectively.

      The following is a schedule of future minimum lease payments to be received on non-cancelable operating leases at September 30, 1999 (dollars in thousands):

                      1999                $   13,691
                      2000                    55,998
                      2001                    56,913
                      2002                    56,747
                      2003                    56,880
                      Thereafter             575,653
                                          ----------
                                          $  815,882
                                          ==========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenants' gross sales.

      Accounted for Using the Direct  Financing Method - The following lists the
      ------------------------------------------------
      components of net investment in direct financing leases at (dollars in thousands):
                                       September 30,    December 31,
                                           1999            1998
                                       ------------    -------------

      Minimum lease payments to be
        received                       $     249,132   $     283,185
      Estimated residual values               39,643          43,154
      Less unearned income                  (162,812)       (187,530)
                                       -------------   -------------
      Real estate leased to others
        using the direct financing
        method                         $     125,963   $     138,809
                                       =============   =============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 1999 (dollars in thousands):

                         1999              $   3,826
                         2000                 15,349
                         2001                 15,382
                         2002                 15,443
                         2003                 15,456
                         Thereafter          183,676
                                           ---------
                                           $ 249,132
                                           =========

      The above table does not include future minimum lease payments for renewal periods or contingent rental payments that may become due in future periods (see Real Estate: Accounted for Using the Operating Method).

4.    Investment in Unconsolidated Subsidiary:
      ---------------------------------------

      In May 1999, the Company transferred its build-to-suit development operation to a 95%-owned, taxable unconsolidated subsidiary (the "Subsidiary"). The Company contributed $5.7 million of real estate and other assets to the Subsidiary in exchange for 5,700 shares of non-voting common stock. The Company accounts for its investment in the Subsidiary using the equity method. The Company also entered into a secured line of credit agreement with the Subsidiary for a $30,000,000 revolving credit facility. The credit facility is secured by a first mortgage on the Subsidiary's properties. In addition, the Company entered into a loan agreement with a wholly-owned subsidiary of the Subsidiary for a $20,000,000 revolving credit facility.

5.    Line of Credit Payable:
      ----------------------

      In September 1999, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which amended certain provisions of the Company's existing loan agreement and which expires on July 30, 2000. As of September 30, 1999 and December 31, 1998, the outstanding principal balance was $89,800,000 and $138,100,000, respectively, plus accrued interest of $181,000 and $361,000, respectively.

      For the nine months ended September 30, 1999 and 1998, interest cost incurred on the Credit Facility was $6,088,000 and $3,121,000,
      respectively, of which $487,000 and $779,000, respectively, was capitalized, $5,242,000 and $2,342,000, respectively, was charged to operations.

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

      In connection with the debt offering, the Company incurred debt issuance costs totaling $970,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds of the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

7.    Earnings Per Share:
      ------------------

      The following details the amounts used in computing earnings per share for:


                                The quarter ended        The nine months ended
                                  September 30,              September 30,
                               1999          1998          1999         1998
                           -----------   -----------   -----------   -----------
      Basic Earnings
        Per Share:
          Net earnings     $ 8,796,000   $ 9,951,000   $25,761,000   $23,854,000
                           ===========   ===========   ===========   ===========

          Weighted average
            number of
            shares
            outstanding     29,680,089    29,312,599    29,646,606    29,007,688


          Merger
            contingent
            shares             745,008        14,146       632,626         4,767
                           -----------   -----------   -----------   -----------

          Weighted average
            number of
            shares
            outstanding
            used in basic
            earnings per
            share           30,425,097    29,326,745    30,279,232    29,012,455
                           ===========   ===========   ===========   ===========

            Basic earnings
              per share    $      0.29   $      0.34   $      0.85   $      0.82
                           ===========   ===========   ===========   ===========

      Diluted Earnings Per
        Share:
          Net earnings     $ 8,796,000   $ 9,951,000   $25,761,000   $23,854,000
                           ===========   ===========   ===========   ===========

          Weighted
            average number
            of shares
            outstanding     29,680,089    29,312,599    29,646,606    29,007,688

          Effect of
            dilutive
            securities:
              Stock options      1,854        92,623         5,511       175,303
              Merger
                contingent
                shares         766,868        57,813       715,189        19,271
                           -----------   -----------   -----------   -----------

          Weighted average
            number of
            shares
            outstanding
            used  in
            diluted
            earnings per
            share           30,448,811    29,463,035    30,367,306    29,202,262
                           ===========   ===========   ===========   ===========

          Diluted earnings
            per share      $      0.29   $      0.34   $      0.85   $      0.82
                           ===========   ===========   ===========   ===========


      For the quarter and nine months ended September 30, 1999 and 1998, options on 1,642,159 and 859,000 shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

8.    Merger Transaction:
      ------------------

      On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100 percent of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust effective January 1, 1998. Since the effective date of the Merger, the Company has issued 998,000 shares incurring expenses of $14,462,000, all of which were charged to operations. In addition, in connection with the property acquisitions during the quarter ended September 30, 1999, on October 1, 1999, 98,776 shares became issuable to the stockholders of the Advisor. The market value of the issuable shares is $1,099,000, all of which will be charged to operations during the quarter ended December 31, 1999.

9.    Related Party Transactions:
      --------------------------

      During the nine months ended September 30, 1999 and 1998, the Company provided certain development services for an affiliate of a member of the board of directors. In connection therewith, the Company received $1,351,000 and $1,806,000, respectively, in development fees relating to these services.

      In August 1999, the Company entered into an asset management agreement with WXI/SMC Real Estate, LLC (the "LLC"), in which a wholly-owned subsidiary of the Subsidiary holds a 33 1/3% equity interest. Pursuant to the asset management agreement, the LLC paid the Company $506,000 in fees during the quarter ended September 30, 1999.

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

      The following tables represent the revenues, expenses and asset allocation for the two segments and the Company's consolidated totals at (dollars in thousands):

                         Rental and
                           Earned          Fee                     Consolidated
                           Income        Income        Corporate      Totals
                        ------------  ------------   ------------  ------------
      September 30,
        1999 and for
        the quarter
        then ended
      ------------------
      Revenues          $     18,390  $        593   $          -  $     18,983
      General
        operating and
        administrative
        expenses               1,053           106             43         1,202
      Real estate
        expenses                  92             -              -            92
      Interest expense         5,663             -              -         5,663
      Depreciation and
        amortization           2,215             8              7         2,230
      Expenses
        incurred in
        acquiring
        advisor from
        related party              -             -            794           794
      Equity in
        earnings of
        unconsolidated
        partnership               93             -              -            93
      Equity in
        earnings of
        unconsolidated
        subsidiary                 -          (299)             -          (299)
      Gain on sale of
        real estate                -             -              -             -
                        ------------  ------------   ------------  ------------
      Net earnings      $      9,460  $        180   $       (844) $      8,796
                        ============  ============   ============  ============

      Assets            $    743,814  $         39   $        133  $    743,986
                        ============  ============   ============  ============
      Additions to
        long-lived
        assets:
          Real estate   $      5,287  $          -   $          -  $      5,287
                        ============  ============   ============  ============
          Other         $          4  $          -   $          -  $          4
                        ============  ============   ============  ============

      September 30,
        1998 and for
        the quarter
        then ended
      ------------------
      Revenues          $     15,205  $        616   $          -  $     15,821
      General
        operating and
        administrative
        expenses               1,593           476             80         2,149
      Real estate
        expenses                  85             -              -            85
      Interest expense         3,307             -              -         3,307
      Depreciation and
        amortization           1,704             2              2         1,708
      Expenses
        incurred in
        acquiring
        advisor from
        related party              -             -              -             -
      Equity in
        earnings of
        unconsolidated
        partnership               91             -              -            91
      Equity in
        earnings of
        unconsolidated
        subsidiary                 -             -              -             -
      Gain on sale of
        real estate            1,288             -              -         1,288
                        ------------  ------------   ------------  ------------
      Net earnings      $      9,895  $        138   $        (82) $      9,951
                        ============  ============   ============  ============
      Assets            $    611,901  $        172   $         25  $    612,098
                        ============  ============   ============  ============
      Additions to
        long-lived
        assets:
          Real estate   $     24,195  $          -   $          -  $     24,195
                        ============  ============   ============  ============
          Other         $         20  $         11   $          -  $         31
                        ============  ============   ============  ============

      September 30,
        1999 and for
        the nine months
        then ended
      ------------------
      Revenues          $     54,551  $      2,414   $          -  $     56,965
      General
        operating and
        administrative
        expenses               4,109           823            474         5,406
      Real estate
        expenses                 268             -              -           268
      Interest expense        15,797             -              -        15,797
      Depreciation and
        amortization           6,221            43             19         6,283
      Expenses
        incurred in
        acquiring
        advisor from
        related party              -             -          8,961         8,961
      Equity in
        earnings of
        unconsolidated
        partnership              279             -              -           279
      Equity in
        earnings of
        unconsolidated
        subsidiary                 -          (552)             -          (552)
      Gain on sale of
        real estate            5,784             -              -         5,784
                        ------------  ------------   ------------  ------------
      Net earnings      $     34,219  $        996   $     (9,454) $     25,761
                        ============  ============   ============  ============

      Assets            $    743,814  $         39   $        133  $    743,986
                        ============  ============   ============  ============
      Additions to
        long-lived
        assets:
          Real estate   $     74,512  $          -   $          -  $     74,512
                        ============  ============   ============  ============
          Other         $        131  $        158   $         78  $        367
                        ============  ============   ============  ============

      September 30,
        1998 and for
        the nine
        months then
        ended
      ------------------
      Revenues          $     44,203  $      2,244   $          -  $     46,447
      General
        operating and
        administrative
        expenses               3,172         1,223            614         5,009
      Real estate
        expenses                 343             -              -           343
      Interest expense         9,175             -              -         9,175
      Depreciation and
        amortization           4,907            21              7         4,935
      Expenses
        incurred in
        acquiring
        advisor from
        related party              -             -          4,692         4,692
      Equity in
        earnings of
        unconsolidated
        partnership              273             -              -           273
      Equity in
        earnings of
        unconsolidated
        subsidiary                 -             -              -             -
      Gain on sale of
        real estate            1,288             -              -         1,288
                        ------------  ------------   ------------  ------------
      Net earnings      $     28,167  $      1,000   $     (5,313) $     23,854
                        ============  ============   ============  ============

      Assets            $    661,901  $        172   $         25  $    612,098
                        ============  ============   ============  ============
      Additions to
        long-lived
        assets:
          Real estate   $     70,927  $          -              -  $     70,927
                        ============  ============   ============  ============
          Other         $        138  $        172   $         25  $        335
                        ============  ============   ============  ============

11.   Commitments and Contingencies:
      -----------------------------

      As of September 30, 1999, the Company owned and leased two land parcels to a tenant which is obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an aggregate amount of up to $1,371,000, at which time rental income is to increase for each of the properties.

      As of September 30, 1999, the Company owned one land parcel on which the Company has agreed to construct a building for a prospective tenant on the land parcel for construction costs of approximately $2,525,000, of which $72,000 of costs had been incurred at September 30, 1999.

      During the nine months ended September 30, 1999, the Company entered into a purchase and sale agreement whereby the Company acquired ten land parcels leased to major retailers and has agreed to acquire the buildings on each of the respective land parcels at the expiration of the initial term of the ground lease for an aggregate amount of approximately $23 million. The seller of the buildings holds a security interest in each of the land parcels which secures the Company's obligation to purchase the buildings under the purchase and sale agreement.

12.   Subsequent Event:
      ----------------

      In October 1999, the Company declared dividends to its shareholders of $9,426,000 or $0.31 per share of common stock, payable in November 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. (the "Company") is a fully integrated, self-administrated real estate investment trust that acquires, owns, develops and manages high-quality, freestanding properties leased to major retail businesses under long-term commercial net leases. As of September 30, 1999, the Company owned, either directly or through a partnership interest, 281 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
--------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions and development have been met from operations and property acquisitions and development have been funded by equity and debt offerings, bank borrowings and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, or the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 1999 and 1998, the Company generated $36,350,000 and $28,835,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is primarily the result of changes in revenues and expenses as discussed in "Results of Operations."

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

Two of the Company's tenants, HomePlace and Luria's, each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in January 1998 and August 1997, respectively. As a result, the tenants have the right to reject or affirm their leases with the Company. In May 1998, HomePlace rejected two of its five leases with the Company, at which time HomePlace was no longer required to pay rent on these two leases. In September 1998, one of the Properties was re-leased to Waccamaw Corporation. During the nine months ended September 30, 1999, HomePlace emerged from bankruptcy and affirmed three of its leases with the Company. The remaining Property is currently being marketed for lease or sale. In March 1998, Luria's rejected its three leases with the Company, at which time Luria's was no longer required to pay rent on these three leases. Two of these Properties were re-leased in 1998 and one was sold in March 1999.

Indebtedness. In September 1999, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility") which amended certain provisions of the Company's existing loan agreement and which expires on July 30, 2000. As of September 30, 1999, $89,800,000 was outstanding and approximately $110,200,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility to invest in freestanding retail properties.

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

In connection with the debt offering, the Company incurred debt issuance costs totaling $970,000, consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds of the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

Property Acquisitions and Commitments. During the nine months ended September 30, 1999, the Company borrowed $61,100,000 under its Credit Facility (i) to acquire 35 properties, one of which is a land only parcel upon which a building is currently under construction, (ii) to purchase three buildings constructed by the tenants on land parcels owned by the Company and (iii) to complete construction of ten buildings by the Company on previously acquired land parcels.

As of September 30, 1999, the Company owned and leased two land parcels to a tenant which is obligated to develop a building on the respective land parcels. The Company has agreed to acquire the completed buildings for an aggregate amount of up to $1,371,000, at which time rental income is to increase for each of the Properties.

As of September 30, 1999, the Company owned one land parcel on which the Company has agreed to construct a building for a prospective tenant on the land parcel for an amount of approximately $2,525,000 of which $72,000 of costs had been incurred at September 30, 1999.

In addition to the three buildings under construction as of September 30, 1999, the Company may elect to acquire additional properties (or interests therein) in the future. Such property acquisitions are expected to be the primary demand for additional capital in the future. The Company anticipates that it may engage in equity or debt financing, through either public or private offerings of its securities for cash, issuance of such securities in exchange for assets, or a combination of the foregoing. Subject to the constraints imposed by the Company's Credit Facility and long-term, fixed rate financing, the Company may enter into additional financing arrangements.

During the nine months ended September 30, 1999, the Company sold 42 of its properties for a total of $44,231,000 and received net sales proceeds of
$43,641,000. The Company recognized a net gain on the sale of these 42 properties of $5,784,000 for financial reporting purposes. The Company reinvested the proceeds from 41 of these properties to acquire additional properties and leasehold interests and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes.

Investment in Unconsolidated Subsidiary. In May 1999, the Company transferred its build-to-suit development operation to a 95%-owned, taxable unconsolidated subsidiary, (the "Subsidiary"). The Company contributed $5.7 million of real estate and other assets to the Subsidiary in exchange for 5,700 shares of non-voting common stock. The Company also entered into a secured line of credit agreement with the Subsidiary for a $30,000,000 revolving credit facility. The credit facility is secured by a first mortgage on the Subsidiary's properties. In addition, the Company entered into a loan agreement with a wholly-owned subsidiary of the Subsidiary for a $20,000,000 revolving credit facility.

Merger Transaction. On December 18, 1997, the Company's stockholders voted to approve an agreement and plan of merger with CNL Realty Advisors, Inc. (the "Advisor"), whereby the stockholders of the Advisor agreed to exchange 100 percent of the outstanding shares of common stock of the Advisor for up to 2,200,000 shares (the "Share Consideration") of the Company's common stock (the "Merger"). As a result, the Company became a fully integrated, self-administered real estate investment trust effective January 1, 1998. Since the effective date of the Merger, the Company has issued 998,000 shares incurring expenses of $14,462,000, all of which were charged to operations. In addition, in connection with the property acquisitions during the quarter ended September 30, 1999, on October 1, 1999, 98,776 shares became issuable to the stockholders of the Advisor. The market value of the issuable shares is $1,099,000, all of which will be charged to operations during the quarter ended December 31, 1999.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the nine months ended September 30, 1999 and 1998, the Company declared and paid dividends to its stockholders of $28,069,000 and $26,570,000, respectively, or $0.93 and $0.92, respectively, per share of common stock. In October 1999, the Company declared dividends to its shareholders of $9,426,000 or $0.31 per share of common stock, payable in November 1999.

Results of Operations
---------------------

As of September 30, 1999 and 1998, the Company owned 272 and 254 wholly-owned Properties, respectively, 269 and 251, respectively, of which were leased to operators of major retail businesses. In addition, during the nine months ended September 30, 1999, the Company sold 41 properties which were leased during 1999 and one property which was vacant. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Company earned $53,986,000 and $44,024,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"), $18,156,000 and $15,169,000 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The increase in Rental Income during the quarter and nine months ended September 30, 1999, is primarily a result of the facts that (i) the 55 Properties acquired and 15 buildings upon which construction was completed during 1998 were operational for a full quarter and nine months in 1999 and (ii) the Company acquired 35 Properties and 13 buildings upon which construction was completed during the nine months ended September 30, 1999. The increase in Rental Income was partially offset by a decrease in Rental Income relating to 41 leased Properties which were sold during the nine months ended September 30, 1999. Rental Income is expected to increase as the Company acquires additional properties and due to the fact that the 35 Properties and 13 of the buildings acquired during the nine months ended September 30, 1999, will contribute to the Company's income for a full fiscal quarter in future quarters.

During the nine months ended September 30, 1999 and 1998, the Company earned $2,113,000 and $1,969,000, respectively, in development and asset management fees, $609,000 and $527,000 of which were earned during the quarters ended September 30, 1999 and 1998, respectively. The Company began providing development and asset management services on January 1, 1998 in connection with the Merger of the Company's Advisor. The increase in development and asset management fees during the quarter and nine months ended September 30, 1999 is attributable to an increase in asset management services provided.

During the nine months ended September 30, 1999 and 1998, operating expenses, excluding interest and including depreciation and amortization, were $20,918,000 and $14,979,000, respectively, (36.7% and 32.2%, respectively, of total revenues) $4,318,000 and $3,942,000 (22.7% and 24.9%, respectively, of total revenues) of which was incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in the amount of operating expenses for the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, is primarily attributable to the charges related to the costs incurred in acquiring the Company's Advisor from a related party. Operating expenses for the nine months ended September 30, 1999 and 1998, excluding the costs relating to the acquisition of the Advisor were $11,957,000 and $10,287,000 (20.9% and 22.1%, respectively, of total revenues), $3,524,000 and $3,942,000 (18.6% and 24.9%, respectively, of total revenues) of which was incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is also attributable to the increase in depreciation expense as a result of the additional Properties acquired during the quarter ended September 30, 1999, and a full quarter of depreciation expense relating to the 55 Properties and 15 buildings acquired during 1998. The increase in depreciation expense was partially offset by a decrease in depreciation expense related to the sale of 42 properties during the nine months ended September 30, 1999. The decrease in operating expenses for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 is primarily attributable to the transfer of the Company's build-to-suit development operation to the Subsidiary.

The Company recognized $15,797,000 and $9,175,000 in interest expense for the nine months ended September 30, 1999 and 1998, respectively, $5,663,000 and $3,307,000 of which was incurred during the quarters ended September 30, 1999 and 1998, respectively. Interest expense increased during the quarter and nine months ended September 30, 1999, primarily as a result of higher average borrowing levels on the Company's Credit Facility and the issuance of the Notes in March 1998 and in June 1999. However, the increase was partially offset by a decrease in the average interest rates of the Company's Credit Facility.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem. The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems. The information technology system of the Company consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the Company are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The Company has no internally generated programmed software coding to correct, because substantially all of the software utilized by the Company is purchased or licensed from external providers. The maintenance of non-information technology systems at the Company's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Company's leases.

The Y2K Team. In early 1998, the Company formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of members of the Company and its affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness. The Y2K Team's initial step in assessing Year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the Company's systems could have a potential Year 2000 problem.

The information system of the Company is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the Year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the Company.

In addition, the Y2K Team has requested and is evaluating documentation of Y2K readiness from other companies with which the Company has material third party relationships. The third parties in addition to the providers of information and non-information technology systems, consist of the Company's transfer agent and financial institutions ("Third Parties"). The Company depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

As of September 30, 1999, the Y2K Team had received written responses from all of the Third Parties indicating that they are currently Year 2000 compliant. Although the Y2K Team has received positive responses from the companies with which the Company has third party relationships regarding their Year 2000 compliance, the Company cannot be assured that the Third Parties have adequately considered the impact of the Year 2000.

In addition, the Y2K Team has requested documentation of Y2K readiness from the Company's tenants. As of September 30, 1999, all of the responses received from the tenants indicate that they are currently Year 2000 compliant or will be Year 2000 compliant prior to the year 2000. The Company is in the process of contacting all tenants which have not yet responded to the request for documentation. The Company cannot be assured that the tenants have adequately considered the impact of the Year 2000. The Company has also instituted a policy of requiring all new tenants to indicate that their systems are Year 2000 compliant or are expected to be Year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance. The Y2K Team has identified and completed upgrades for its hardware equipment that was not Year 2000 compliant. In addition, the Y2K Team has identified the software applications which will require upgrades to become Year 2000 compliant. The Y2K Team expects all of these upgrades, as well as any other necessary remedial measures on the information technology systems and non-information technology systems used in the business activities and operations of the Company, to be completed by December 31, 1999, although, the Company cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues.

As of September 30, 1999, the Company does not expect the aggregate cost of the Year 2000 remedial measures to exceed $50,000 which will not have a material impact on its results of operations.

Assessing  the  Risks  to  the  Company  of   Non-Compliance   and  Developing
Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Company. The Y2K Team believes that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Company is the failure of one or more of these systems as a result of Year 2000 problems. Because the Company's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Company is not expected to have a material impact on the Company's results of operations. Even if such systems failed, the payments under the Company's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within its control before the year 2000.

The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the Year 2000 compliance of the information or non-information technology systems used by the Company or if the progress of the Y2K Team in remediating Year 2000 problems with such systems deviates from the anticipated timeline, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Company Records. The Y2K Team believes that the reasonably likely worst case scenario with regard to the Company's transfer agent is that the transfer agent will fail to achieve Year 2000 compliance of its systems and will not be able to accurately maintain the records of the Company. This could result in the inability of the Company to accurately identify its stockholders for purposes of dividend payments, delivery of disclosure materials and transfers of common stock. The Y2K Team has received certification from the Company's transfer agent of its Year 2000 compliance. Despite the positive response from the transfer agent, the Company cannot be assured that the transfer agent has addressed all possible Year 2000 issues.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance. The Y2K Team believes that the reasonably likely worst case scenario with regard to the Company's financial institutions is that some or all of the Company's funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from all of the Company's financial institutions indicating that their systems are currently Year 2000 compliant. Despite the positive responses from the financial institutions, the Company cannot be assured that the financial institutions have addressed all possible Year 2000 issues. The loss of short-term liquidity could affect the Company's ability to pay its expenses on a current basis. The Company does not anticipate that a loss of short-term liquidity would have a material impact on its results of operations.

Based upon the responses received from the Company's financial institutions and the inability of the Y2K team to identify a suitable alternative for the deposit of funds that is not subject to potential Year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment by Tenants. The Y2K Team believes that the reasonably likely worst case scenario with regard to the tenants under the Company's leases is that some of the tenants may make payments late as the result of the failure of the tenants to achieve Year 2000 compliance of their systems used in the payment of rent, the failure of the tenants' financial institutions to achieve Year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Company's tenants indicating the extent to which their systems are currently Year 2000 compliant or are expected to be Year 2000 compliant prior to the year 2000. The Company cannot be assured that the tenants have addressed all possible Year 2000 issues. The late payment by one or more tenants would affect the Company's results of operations in the short-term. The Company is not able to estimate the impact of late payments on its results of operations.

The Y2K Team is also aware of predictions that the Year 2000 problem, if uncorrected, may result in a global economic crisis. The Y2K Team is not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Company's tenants to make rental payments and, accordingly, could have a material impact on the Company's results of operations.

Because rental payments are under the control of the Company's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rental payments, the Company will assess the remedies available to it under its lease agreements.

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

               3.1   Articles  of  Incorporation  of  the  Registrant  (filed as
                     Exhibit 3.3 (i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

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

               10.13 Fifth  Amended  and  Restated  Line of Credit and  Security
                     Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan
                     (filed herewith).

               27 Financial Data Schedule (filed herewith).

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED this 10th day of November, 1999.



COMMERCIAL NET LEASE REALTY, INC.

By: /s/ Gary M. Ralston
    -------------------
    Gary M. Ralston
    President

By: /s/ Kevin B. Habicht
    --------------------
    Kevin B. Habicht
    Chief Financial Officer