Form 10-K405
period 1999-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2000-03-30
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

     (Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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


                       450 South Orange Avenue, Suite 900
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (407) 265-7348

         Securities registered pursuant to Section 12(b)(6) of the Act:

       Title of each class Name of exchange on which registered:
  Common Stock, $0.01 par value                   New York Stock Exchange
      7.125% Notes due 2008                                 None
      8.125% Notes due 2004                                 None

           Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 10, 2000, was $287,520,840.

The number of shares of common stock outstanding as of February 10, 2000, was 30,250,939.

                     DOCUMENTS INCORPORATED BY REFERENCE:


1. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 1999 (Items 5, 6, 7, 7A and 8 of Part II).

2. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).

                                    PART I


Item 1.  Business

Commercial Net Lease Realty, Inc., a Maryland corporation (the "Registrant" or the "Company"), is a fully integrated, self-administered real estate investment trust ("REIT") formed in 1984 that acquires, owns manages and indirectly develops a diversified portfolio of high-quality, freestanding properties that are generally leased to major retail businesses under full-credit, long-term commercial net leases.

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

Properties

During the year ended December 31, 1999, the Company borrowed $59,403,000 under its credit facility (i) to acquire 36 properties (two of which were land only parcels upon which buildings are currently under construction), (ii) to purchase five buildings constructed by tenants on land parcels owned by the Company and
(iii) to complete construction of ten buildings by the Company on previously acquired land parcels. As of December 31, 1999, the Company owned 270 properties (the "Properties") that are leased to major businesses, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Food 4 Less, Good Guys, Heilig-Meyers, Hi-Lo Automotive, HomePlace/Waccamaw, OfficeMax, Sears Homelife Centers and The Sports Authority. The Company's Property portfolio was 99 percent leased at December 31, 1999.

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

During 1999, one of the Company's lessees, Eckerd Corporation, accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from nine properties owned by the Company's unconsolidated partnership). As of December 31, 1999, Eckerd Corporation leased 51 Properties (including four properties under leases with the Company's unconsolidated partnership). It is anticipated that, based on the minimum rental payments required by the leases, Eckerd Corporation will continue to account for more than ten percent of the Company's total rental income in 2000. Any failure of this lessee to make its lease payments when they are due could materially affect the Company's income.

Investment in Consolidated Subsidiaries

In November 1995, the Company formed two wholly owned subsidiaries, Net Lease Realty I, Inc. and Net Lease Realty II, Inc. In June 1997, the Company formed two wholly-owned subsidiaries, Net Lease Realty III, Inc. and Net Lease Realty IV, Inc. and in August 1998, the Company formed one wholly owned subsidiary, Net Lease Funding, Inc. Net Lease Realty I, Inc., Net Lease Realty IV, Inc. and Net Lease Funding, Inc. were formed to facilitate the acquisition and development of certain properties. Net Lease Realty II, Inc. was utilized to facilitate the acquisition of CNL Realty Advisors, Inc., the Company's advisor, and Net Lease Realty III, Inc. is the general partner of and holds a 20 percent interest in Net Lease Institutional Realty, L.P. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under Internal Revenue Code Section 856(i)(2).

Investment in Unconsolidated Subsidiary

In May 1999, the Company transferred its build-to-suit development operation to a 95 percent owned, taxable unconsolidated subsidiary ("Services"). The Company contributed $5.7 million of real estate and other assets to Services in exchange for 5,700 shares of non-voting common stock. The Company also entered into a secured line of credit agreement with Services for a $30,000,000 revolving credit facility. The credit facility is secured by a first mortgage on Services' properties. In addition, the Company entered into a line of credit agreement with a wholly-owned subsidiary of Services for a $20,000,000 revolving credit facility. Services acquires, develops, leases and sells freestanding retail properties.

Investment in Unconsolidated Partnership

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the "Partnership"), with The Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees ("CTA") to acquire, own and manage nine properties. Net Lease Realty III, Inc. is the sole general partner (the "General Partner") with a 20 percent interest in the Partnership, and CTA is the sole limited partner with an 80 percent interest in the Partnership. Pursuant to the Partnership agreement, the General Partner is responsible for the management of the Partnership's properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12 million non-recourse mortgage on the Partnership's nine properties in September 1997 at 7.37% interest rate.

As of December 31, 1999, the Partnership owned nine properties (the "Partnership Properties") leased to six major retail tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $183,000 to $730,000 and building sites ranging from 11,000 to 54,000 square feet. All of the Partnership Properties are leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to ongoing maintenance and operation, including utilities, property taxes and insurance.

Advisory Services

On January 1, 1998,  the  Company  acquired  its  external  advisor,  CNL Realty
Advisors, Inc. (the "Advisor") which resulted in the Company becoming a self-administered and self-managed REIT (the "Advisor Transaction"). Pursuant to an agreement and plan of merger, the Advisor was merged into a wholly owned subsidiary of the Company pursuant to which all of the outstanding common stock of the Advisor was exchanged for 220,000 shares of common stock of the Company and the right, based upon the Company's completed property acquisitions and completed development projects in accordance with the Merger agreement, to receive up to 1,980,000 additional shares (the "Share Balance") of the Company's common stock, for a period of up to five years. Since the effective date of the Advisor Transaction, the Company has issued 855,922 shares of the Share Balance. On January 1, 2000, in connection with the property acquisitions during the quarter ended December 31, 1999, an additional 50,711 shares of the Share
Balance became issuable to the stockholders of the Advisor. Upon the consummation of the Advisor Transaction, all personnel employed by the Advisor became employees of the Company. Following consummation of the Advisor Transaction, the Advisory Agreement (as defined above) and the obligation of the Company to pay any fees thereunder was terminated. For a complete description of the Advisor Transaction, see the Company's Proxy Statement dated November 13, 1997 for the Company's 1997 annual meeting of stockholders.

Competition

The Company generally competes with other REIT's, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties.

Employees

As of December 31, 1999, the Company employed 28 full-time persons including executive, administrative and field personnel. Reference is made to "Item 10. Directors and Executive Officers of the Registrant" for a listing of the Company's Executive Officers.

Item 2.  Properties

As of December 31, 1999, the Company owned 270 Properties located in 36 states that are leased to 62 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this Report for a listing of the Properties and their respective carrying costs.

Description of Properties

Land. The Company's Property sites range from approximately 17,000 to 583,000 square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $37,000 to $6,300,000.

Buildings. The buildings generally are rectangular, single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 110,000 square feet. Building costs range from $258,000 to $7,082,000 for each Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the Properties owned by the Company are freestanding, with paved parking areas.

Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 1999, the weighted average remaining lease term was approximately 14 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $21,000 to $1,032,000. Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from six to 12 percent after every five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 1999, leases representing approximately 83 percent of annual base rent include contractual increases, leases representing approximately 31 percent of annual base rent include percentage rent provisions and leases representing approximately 21 percent of annual base rent include both contractual and percentage rent provisions.

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

During 1999, one of the Company's lessees, Eckerd Corporation (drugstore) accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from the Partnership Properties). As of December 31, 1999, Eckerd Corporation leased 51 Properties (including four properties under leases with the Partnership).

As of December 31, 1999, one of the Company's lessees, Eckerd Corporation (a wholly-owned subsidiary of the J.C. Penney Company, Inc.), leased Properties representing 11.2% of total assets. For information regarding the results of operations and financial condition of this entity, refer to the Annual Report on Form 10-K of the J.C. Penney Company, Inc., Note 15 (Segment Reporting) of the Notes to the Financial Statements, as filed with the Securities and Exchange Commission for the year ended January 30, 1999.

The Company generally competes with other REIT's, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties.

Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company's policy, as a part of its acquisition due diligence process, to obtain a Phase I environmental site assessment for each property and where warranted, a Phase II environmental site assessment. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property whose environmental site assessment indicates that a problem or potential problem exists, subject to a determination of the level of risk and potential cost of remediation. In such cases, the Company requires the seller and/or tenant to (i) remediate the problem prior to the Company's acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. The Company has 17 properties currently under some level of environmental remediation. The seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these properties.

The Company's principal executive offices are located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801. The Company's telephone number is
(407) 265-7348.

Item 3.  Legal Proceedings

The Company is a co-defendant in a lawsuit filed on December 10, 1998 in the United States District Court for the District of Puerto Rico. The plaintiff is alleging that the Company is in breach of a ground lease agreement with the plaintiff regarding a land parcel owned by the plaintiff and is seeking damages of $7,500,000 and/or specific performance of the execution of the ground lease. Management believes it will prevail in this suit and intends to vigorously defend its position. The Company believes, in the unlikely event that the Company were to be held liable, the relief granted by the court would be specific performance of the ground lease or damages in an amount far less than the amount sought by the plaintiff and would not materially affect the Company's operations or financial condition.

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

                                    PART II

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information responsive to this Item is contained in the section captioned "Share Price and Dividend Data" on page 53 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 6.  Selected Financial Data

Information responsive to this Item is contained in the section captioned "Historical Financial Highlights" on page 5 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 30 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", subsection "Quantitative and Qualitative Disclosures About Market Risk", on pages 29 and 30 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Certain information responsive to this Item is contained in the section captioned "Consolidated Quarterly Financial Data" on page 52 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.

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

      1. Financial Statements

            Independent Auditors' Report

            Consolidated Balance Sheets as of December 31, 1999 and 1998

            Consolidated Statements of Earnings for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

            Report of Independent Auditors' on Supplementary Information

            Schedule  III  -  Real  Estate  and  Accumulated   Depreciation  and
            Amortization as of December 31, 1999

            Notes to Schedule III - Real Estate and Accumulated Depreciation and Amortization as of December 31, 1999

            Schedule IV - Mortgage Loans on Real Estate as of December 31, 1999

            Notes to Schedule IV - Mortgage Loans on Real Estate as of December 31, 1999

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

      10.13 Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).


      12 Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

      13 Annual Report to Shareholders for the year ended December 31, 1999 filed herewith).

      23 Consent of Independent Accountants dated March 30, 2000 (filed herewith).

      27    Financial Data Schedule (filed herewith).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                                        COMMERCIAL NET LEASE REALTY, INC.

                                        By:  /s/ James M. Seneff, Jr.
                                             ------------------------
                                             JAMES M. SENEFF, JR.
                                             Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                       Title                        Date



/s/ James M. Seneff, Jr.       Chairman of the Board of           March 30, 2000
------------------------       Directors Chief Executive
James M. Seneff, Jr.           Officer (Principal Executive
                               Officer)

/s/ Robert A. Bourne           Vice Chairman of the               March 30, 2000
------------------------       Board of Directors
Robert A. Bourne


/s/ Edward Clark               Director                           March 30, 2000
------------------------
Edward Clark


/s/ Clifford R. Hinkle         Director                           March 30, 2000
------------------------
Clifford R. Hinkle


/s/ Ted B. Lanier              Director                           March 30, 2000
------------------------
Ted B. Lanier


/s/ Gary M. Ralston            President                          March 30, 2000
------------------------
Gary M. Ralston


/s/ Kevin B. Habicht           Chief Financial Officer            March 30, 2000
------------------------       (Principal Financial and
Kevin B. Habicht               Accounting Officer),
                               Secretary and Treasurer

          Report of Independent Auditors' on Supplementary Information

The Board of Directors
Commercial Net Lease Realty, Inc.:


Under date of January 14, 2000, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements and our report thereon are both included in
Item 14(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as of December 31, 1999. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/KPMG LLP
-------------

Orlando, Florida
January 14, 2000


               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                               December 31, 1999
                                                         Initial Cost to Company
                                                     -------------------------------
                                                                         Building,
                                                                       Improvements
                                    Encum-                                 and
                                   brances                               Leasehold
                                     (m)                 Land            Interests
-----------------------------   -------------        -------------     -------------
Real Estate the Company
  has Invested in Under
  Operating Leases:

     Academy:
       Houston, TX              $    -               $   1,074,232     $    -
       Houston, TX                   -                     699,165          -
       N. Richland Hills, TX         -                   1,307,655          -
       Houston, TX                   -                   3,086,610          -
       Houston, TX                   -                     795,005          -
       Baton Rouge, LA               -                   1,547,501          -
       Houston, TX                   -                   2,310,845         1,627,872
       Pasadena, TX                  -                     899,768         2,180,574
       Beaumont, TX                  -                   1,423,700         2,449,261

     Adjacent Excess Space:
       Memphis, TN                   -                     549,309           539,643

     Babies "R" Us:
       Arlington, TX                 -                     830,689         2,611,867

     Barnes & Noble:
       Lakeland, FL                  -                   1,070,902         1,516,983
       Brandon, FL                  1,452,328 (l)        1,476,407         1,527,150
       Denver, CO                    -                   3,244,785         2,722,087
       Houston, TX                   -                   3,307,562         2,396,024
       Cary, NC                      -                   2,778,458         2,650,008
       Plantation, FL                -                   3,616,357          -
       Lafayette, LA                 -                   1,204,279         2,301,983
       Oklahoma City, OK             -                   1,688,556         2,311,487
       Daytona, FL                   -                   2,587,451         2,052,643
       Freehold, NJ                  -                   2,917,219         2,260,663
       Dayton, OH                    -                   1,412,614         3,223,467
       Redding, CA                   -                     497,179         1,625,702
       Marlton, NJ                   -                   2,831,370         4,318,554

     Bed Bath & Beyond:
       Richmond, VA                  -                   1,184,144         3,154,970
       Los Angeles, CA               -                   6,318,023         3,089,396
       Glendale, AZ                  -                   1,082,092          -

     Best Buy:
       Corpus Christi, TX            -                     818,448           896,395
       Brandon, FL                   -                   2,985,156         2,772,137
       Evanston, IL                  -                   1,850,996          -
       Cuyahoga Falls, OH            -                   3,708,980         2,359,377
       Rockville, MD                 -                   6,233,342         3,418,783
       Fairfax, VA                   -                   3,052,477         3,218,018
       St. Petersburg, FL            -                   4,031,744         2,959,316
       North Fayette, PA             -                   2,330,847         2,292,932

     Blockbuster:
       Conyers, GA                   -                     320,029           556,282

     Borders Books & Music:
       Wilmington, DE               4,396,976 (l)        3,030,769         6,061,538
       Richmond, VA                 2,310,074 (l)        2,177,310         2,599,587
       Ft. Lauderdale, FL            -                   3,164,984         3,934,577
       Bangor, ME                    -                   1,546,915         2,486,761
       Altamonte Spgs, FL            -                   1,947,198          -

     Boxley Enterprises:
       Orlando, FL                   -                     220,632           258,483

     Checkers:
       Orlando, FL                   -                     256,568          -

     CompUSA:
       Mission Viejo, CA             -                   2,706,352         1,368,966
       Miami, FL                    2,214,792 (l)        2,713,192         1,866,676

     Computer City:
       Baton Rouge, LA               -                     609,069           913,603

     Dave & Buster's:
       Utica, MI                     -                   3,776,169          -

     Dick's Clothing:
       Taylor, MI                    -                   1,920,032         3,526,868
       White Marsh, MD               -                   2,680,532         3,916,889

     Eckerd:
       San Antonio, TX                592,381 (l)          440,985          -
       Dallas, TX                     570,725 (l)          541,493          -
       Garland, TX                    459,243 (l)          239,014          -
       Arlington, TX                  486,028 (l)          368,964          -
       Millville, NJ                  602,820 (l)          417,603          -
       Atlanta, GA                    538,714 (l)          445,593          -
       Mantua, NJ                     626,697 (l)          344,022          -
       Amarillo, TX                   557,649 (l)          329,231          -
       Amarillo, TX                   724,755 (l)          650,864          -
       Glassboro, NJ                  687,544 (l)          534,243          -
       Kissimmee, FL                  800,954 (l)          715,480          -
       Colleyville, TX                885,237 (l)          756,472          -
       Tampa, FL                     -                     604,682          -
       Douglasville, GA              -                     413,439           995,209
       Lafayette, LA                 -                     967,528          -
       Moore, OK                     -                     414,738          -
       Midwest City, OK              -                   1,080,637         1,103,351
       Tallahassee, FL               -                     691,523          -
       Irving, TX                    -                   1,000,222          -
       Jasper, FL                    -                     291,147          -
       Williston, FL                 -                     622,403          -
       Pantego, TX                   -                   1,016,062         1,448,911
       Conyers, GA                   -                     574,666           998,900
       Norman, OK                    -                   1,065,562          -
       Chattanooga, TN               -                     474,267          -
       Stone Mountain, GA            -                     638,643         1,111,064
       Arlington, TX                 -                   2,078,542          -
       Leavenworth, KS               -                     726,438          -
       Augusta, GA                   -                     568,606         1,326,748
       Riverdale, GA                 -                   1,088,896         1,707,448
       Warner Robins, GA             -                     707,488          -
       Lewisville, TX                -                     789,237          -
       Forest Hill, TX               -                     692,165          -
       Del City, OK                  -                   1,387,362          -
       Arlington, TX                 -                     414,568          -
       Garland, TX                   -                     522,461          -
       Garland, TX                   -                   1,476,838          -
       Oklahoma City, OK             -                   1,581,480          -
       Vineland, NJ                  -                   2,068,089          -
       Richardson, TX                -                   2,549,308          -
       Gladstone, MO                  350,000            1,663,283          -

     Food 4 Less:
       Lemon Grove, CA               -                   3,695,816          -
       Chula Vista, CA               -                   3,568,862          -

     Gateway:
       Glendale, AZ                  -                     341,713           982,429

     Golden Corral:
       Woodstock, GA     (e)         -                     200,680           328,450
       Edenton, NC                   -                      36,578           318,481
       Rockledge, FL     (e)         -                     120,593           340,889
       Gilmer, TX                    -                     116,815           296,454
       Bonham, TX        (e)         -                     128,451           344,170
       Leitchfield, KY               -                      73,660           306,642
       Marietta, GA      (e)         -                     156,190           346,509
       Atlanta, TX                   -                      88,457           368,317
       Vernon, TX                    -                     105,798           328,943
       Abbeville, LA                 -                      98,577           362,416
       Fredricksburg, TX             -                     169,984           321,189
       Clanton, AL       (e)         -                     113,017           296,921
       Pleasanton, TX                -                     139,694           316,070
       Bowie, TX                     -                      57,824           311,544
       Lake Placid, FL               -                     115,113           305,074
       Melbourne, FL                 -                     193,447           341,351
       Franklin, LA      (e)         -                     105,840           396,831
       Franklin, VA                  -                     100,808           424,164

     Good Guys, The:
       Foothill Ranch, CA            -                   1,456,113         2,505,022
       Riverside, CA                 -                   1,718,892         2,755,059
       Clackamas, OR                 -                   1,639,995         1,446,764
       Bellingham, WA                -                   1,732,378         1,764,549
       Federal Way, WA               -                   2,037,392         1,661,577
       East Palo Alto, CA            -                   2,271,634         3,404,843

     Heilig-Meyers:
       Baltimore, MD                 -                     469,782           813,074
       Glen Burnie, MD               -                     631,712           931,931
       Lima, OH                      -                     344,742         1,097,694
       Copperas Cove, TX             -                     445,558           943,339
       Nacogdoches, TX               -                     397,074         1,257,402

     Hi-Lo Automotive:
       Mesquite, TX                  -                     233,420           513,523
       Arlington, TX                 -                     295,331           571,609
       Ft. Worth, TX                 -                     197,037           512,296
       Garland, TX                   -                     239,570           512,023
       Houston, TX                   -                     261,318           531,968
       Dallas, TX                    -                     281,347           543,937
       Bastrop, TX                   -                     197,905           383,144
       Eagle Pass, TX                -                     256,745           455,841
       Lake Worth, TX                -                     252,141           539,510
       McAllen, TX                   -                     265,177           605,397
       Nacogdoches, TX               -                     190,324           522,232
       San Antonio, TX               -                     200,510           643,741
       Temple, TX                    -                     177,451           587,755
       Universal City, TX            -                     247,264           570,677

     HomePlace:
       Altamonte Spgs, FL            -                   2,906,409         4,877,225
       Ft. Myers, FL                 -                   1,956,579         4,045,196
       Bowie, MD                     -                   1,965,508         4,221,074

     International House
     of Pancakes:
       Stafford, TX                   461,307 (l)          382,084          -
       Sunset Hills, MO               487,557 (l)          271,853          -
       Las Vegas, NV                  548,167 (l)          519,947          -
       Ft. Worth, TX                  509,967 (l)          430,896          -
       Arlington, TX                  489,707 (l)          404,512          -
       Matthews, NC                   500,863 (l)          380,043          -
       Phoenix, AZ                    504,233 (l)          483,374          -

     Just for Feet:
       Albuquerque, NM               -                   1,441,777         2,335,475

     Kash N' Karry:
       Palm Harbor, FL               -                     335,851          -
       Gainesville, FL               -                     317,386          -
       Brandon, FL                   -                     322,476          -
       Sarasota, FL                  -                     470,600          -

     Kroger:
       Columbus, OH                  -                     780,838           520,559

     Linens 'n Things:
       Freehold, NJ                  -                   1,753,766         2,208,651

     Lucky:
       Watsonville, CA               -                     805,056          -
       Lodi, CA                      -                     613,710          -
       Sonora, CA                    -                     587,782          -

     Marshalls:
       Freehold, NJ                  -                   2,052,946         2,585,432

     Michaels:
       Grapevine, TX                 -                   1,017,934         2,066,715

     Office Depot:
       Arlington, TX                  970,792 (l)          596,024         1,411,432
       Richmond, VA                  -                     888,772         1,948,036

     OfficeMax:
       Corpus Christi, TX            -                     893,270           978,344
       Dallas, TX                   1,367,790 (l)        1,118,500         1,709,891
       Cincinnati, OH               1,024,269 (l)          543,489         1,574,551
       Evanston, IL                 1,753,242 (l)        1,867,831         1,757,618
       Altamonte Spgs, FL            -                   1,689,793         3,050,160
       Pompano Beach, FL             -                   2,266,908         1,904,803
       Cutler Ridge, FL              -                     989,370         1,479,119
       Sacramento, CA                -                   1,144,167         2,961,206
       Salinas, CA                   -                   1,353,217         1,829,325
       Redding, CA                   -                     667,174         2,181,563
       Kelso, WA                     -                     868,003          -
       Lynchburg, VA                 -                     561,509          -
       Leesburg, FL                  -                     640,019          -
       Plymouth Meeting, PA          -                   2,911,111          -
       Tigard, OR                    -                   1,539,873         2,247,321
       Dover, NJ                     -                   1,138,296         3,238,083
       Griffin, GA                   -                     685,470          -

     Oshman's Sporting Goods:
       Dallas, TX                    -                   1,311,440          -

     Party City:
       Memphis, TN                   -                     266,383          -

     Petco:
       Grand Forks, ND               -                     306,629           909,671

     PETsMART:
       Chicago, IL                   -                   2,724,138         3,565,721

     Pier 1 Imports:
       Anchorage, AK                 -                     928,321         1,662,584
       Memphis, TN                   -                     713,319           821,770
       Sanford, FL                   -                     738,051           803,082
       Knoxville, TN                 -                     467,169           734,833
       Mason, OH                     -                     593,571           885,047
       Harlingen, TX                 -                     316,640           756,406
       Valdosta, GA                  -                     390,838           805,912

     Rally's:
       Toledo, OH                    -                     125,882           319,770

     Riser Foods:
       Maple Heights, OH             -                   1,034,758         2,874,414

     Robb & Stucky:
       Ft. Myers, FL                 -                   2,188,440         6,225,401

     Roger & Marv's:
       Kenosha, WI                   -                   1,917,607         3,431,363

     Ross Dress For Less:
       Coral Gables, FL              -                   1,782,346         1,661,174

     Scotty's:
       Orlando, FL                   -                   1,157,268         2,077,131
       Orlando, FL                   -                   1,044,796         2,011,952

     Sears Homelife:
       Clearwater, FL                -                   1,184,438         2,526,207
       Orlando, FL                  1,453,254 (l)          820,397         2,184,721
       Pensacola, FL                1,645,161              633,125         1,595,405
       Raleigh, NC                  2,118,240            1,848,026         1,753,635
       Tampa, FL                    2,127,049            1,454,908         2,045,833

     7-Eleven:
       Land 'O Lakes, FL             -                   1,076,572          -
       Tampa Palms, FL               -                   1,080,670          -

     Shop & Save:
       Homestead, PA                 -                   1,139,419          -
       Penn Hills, PA                -                   1,043,297         1,243,131

     Sports Authority:
       Tampa, FL                     -                   2,127,503         1,521,730
       Memphis, TN                   -                     820,340          -
       Little Rock, AR               -                   2,879,781         2,660,206

     SuperValu:
       Huntington, WV                -                   1,254,238           760,602
       Warwick, RI                   -                   1,699,330          -

     Target:
       Chico, CA                     -                   1,269,272          -
       Victorville, CA               -                   1,908,815          -
       San Diego, CA                 -                   2,672,390          -

     Top's:
       Lacey, WA                     -                   2,777,449         7,082,150

     Waccamaw:
       Fairfax, VA                   -                   2,156,801          -
       White Marsh, MD               -                   3,762,030          -

     Waremart:
       Eureka, CA                    -                   3,135,036         5,470,607

     Wal-Mart:
       Sealy, TX                     -                   1,344,244         1,483,362
       Aransas Pass, TX              -                     190,505         2,640,175
       Winfield, AL                  -                     419,811         1,684,505
       Corpus Christi, TX            -                     223,998         2,158,955
       Beeville, TX                  -                     507,231         2,315,424
       Corpus Christi, TX            -                     630,043         3,131,407
       Texarkana, AR                 -                   1,038,451         3,681,781

     Wendy's Old Fashioned
       Hamburger:
       Fenton, MO                    -                     307,068           496,410
       Sacramento, CA                -                     585,872          -

     Vacant Land:
       Little Rock, AR               -                     539,094          -

     Vacant Property:
       Arlington, TX                 -                     752,840         3,980,309

     Vons:
       Moreno Valley, CA             -                     759,052         1,652,162

     Leasehold Interests:            -                   4,409,652          -

                                -------------        -------------     -------------
                                $  34,218,515        $ 272,970,008     $ 264,517,631
                                =============        =============     =============

Real Estate the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
       Houston, TX              $    -               $    -            $   1,924,740
       Houston, TX                   -                    -                1,867,519
       N. Richland Hills, TX         -                    -                2,253,408
       Houston, TX                   -                    -                2,112,335
       Houston, TX                   -                    -                1,910,697
       Baton Rouge, LA               -                    -                2,405,466

     Barnes & Noble:
       Plantation, FL                -                    -                3,498,559

     Best Buy:
       Evanston, IL                  -                    -                3,400,057

     Borders Books & Music:
       Altamonte Spgs, FL            -                    -                3,267,579

     Checkers:
       Orlando, FL                   -                    -                  286,910

     Dave & Buster's:
       Utica, MI                     -                    -                4,888,743

     Eckerd:
       San Antonio, TX               -                    -                  783,974
       Dallas, TX                    -                    -                  638,684
       Garland, TX                   -                    -                  710,634
       Arlington, TX                 -                    -                  636,070
       Millville, NJ                 -                    -                  828,942
       Atlanta, GA                   -                    -                  668,390
       Mantua, NJ                    -                    -                  951,795
       Vineland, NJ                   652,547 (l)         -                 -
       Amarillo, TX                  -                    -                  849,071
       Amarillo, TX                  -                    -                  869,846
       Amarillo, TX                   473,649 (l)          158,851           855,348
       Glassboro, NJ                 -                    -                  887,497
       Kissimmee, FL                 -                    -                  933,852
       Colleyville, TX               -                    -                1,076,066
       Alice, TX                      480,609 (l)          189,187           804,963
       Tampa, FL                     -                    -                1,090,532
       Lafayette, LA                 -                    -                  949,128
       Moore, OK                     -                    -                  879,296
       Tallahassee, FL               -                    -                1,274,147
       East Point, GA                -                     336,610         1,173,529
       Irving, TX                    -                    -                1,228,436
       Ft. Worth, TX                 -                     399,592         2,529,969
       Williston, FL                 -                    -                  355,757
       Jasper, FL                    -                    -                  347,474
       Oklahoma City, OK             -                   (n)               1,365,125
       Oklahoma City, OK             -                   (n)               1,419,093
       Norman, OK                    -                    -                1,225,477
       Chattanooga, TN               -                    -                1,344,240
       Del City, OK                  -                    -                 -
       Arlington, TX                 -                    -                 -

     Food 4 Less:
       Lemon Grove, CA               -                    -                4,068,179
       Chula Vista, CA               -                    -                4,266,181

     Food Lion:
       Keystone Hts, FL               935,555 (l)           88,604         1,845,988
       Chattanooga, TN                985,349 (l)          336,488         1,701,072
       Lynchburg, VA                 -                     128,216         1,674,167
       Martinsburg, WV                963,424 (l)          448,648         1,543,573

     Good Guys, The:
       Stockton, CA                 1,719,404 (l)          580,609         2,974,868
       Portland, OR                  -                     817,574         2,630,652


     Heilig-Meyers:
       Rincon, GA                    -                     254,320         1,212,349
       Bourbonnais, IL               -                     309,769         1,381,112
       Mount Vernon, IL              -                     235,675         1,128,976
       Muskogee, OK                  -                     250,932         1,209,673
       Stillwater, OK                -                     262,779         1,126,116
       Everett, PA                   -                     235,548         1,206,879
       Lebanon, PA                   -                     220,282         1,168,636
       York, PA                      -                     279,312         1,109,609
       Marlow Heights, MD            -                     415,926         1,397,178
       Clovis, NM                    -                     237,362         1,151,531
       Middletown, OH                -                     250,284         1,138,639
       Conway, SC                    -                     256,893         1,185,517

     Hi-Lo Automotive:
       Copperas Cove, TX             -                     116,637           476,331
       Ft. Worth, TX                 -                      92,779           607,971
       Baton Rouge, LA               -                      89,954           508,146
       Lake Jackson, TX              -                     120,313           609,300
       Edinberg, TX                  -                      97,056           418,926
       Pantego, TX                   -                     154,368           505,323
       Ft. Worth, TX                 -                      91,373           548,238
       Pharr, TX                     -                      94,576           472,880
       Baton Rouge, LA               -                     122,349           527,930
       Houston, TX                   -                      37,508           596,069

     International House
     of Pancakes:
       Stafford, TX                  -                    -                  571,832
       Sunset Hills, MO              -                    -                  736,345
       Las Vegas, NV                 -                    -                  613,582
       Ft. Worth, TX                 -                    -                  623,641
       Arlington, TX                 -                    -                  608,132
       Matthews, NC                  -                    -                  655,668
       Phoenix, AZ                   -                    -                  559,307

     Kash N' Karry:
       Brandon, FL                   -                   1,234,519         3,255,257

     Levitz:
       Tempe, AZ                     -                     634,444         2,225,991

     Oshman's Sporting Goods:
       Dallas, TX                    -                    -                2,658,976

     Shop & Save:
       Homestead, PA                 -                    -                2,578,098

     SuperValu:
       Warwick, RI                   -                    -                2,978,154

     Waccamaw:
       Fairfax, VA                   -                    -                3,356,493

                                -------------        -------------     -------------
                                $   6,210,537        $   9,579,337     $ 116,306,833
                                =============        =============     =============


                                      Costs Capitalized                       Gross Amount at Which
                                  Subsequent to Acquisition               Carried at Close of Period (b)
                               -------------------------------    -----------------------------------------------
                                                                                     Building,
                                                                                   Improvements
                                                                                       and
                                  Improve-          Carrying                         Leasehold
                                   ments             Costs            Land           Interests          Total
----------------------------   -------------     -------------    -------------    -------------    -------------
Real Estate the Company
  has Invested in Under
  Operating Leases:

     Academy:
       Houston, TX             $    -            $    -           $   1,074,232    $   (c)          $   1,074,232
       Houston, TX                  -                 -                 699,165        (c)                699,165
       N. Richland Hills, TX        -                 -               1,307,655        (c)              1,307,655
       Houston, TX                  -                 -               2,098,895        (c)              2,098,895
       Houston, TX                  -                 -                 795,005        (c)                795,005
       Baton Rouge, LA              -                 -               1,547,501        (c)              1,547,501
       Houston, TX                  -                 -               2,310,845        1,627,872        3,938,717
       Pasadena, TX                 -                 -                 899,768        2,180,574        3,080,342
       Beaumont, TX                 -                 -               1,423,700        2,449,261        3,872,961

     Adjacent Excess Space:
       Memphis, TN                  -                 -                 549,309          539,643        1,088,952

     Babies "R" Us:
       Arlington, TX                -                 -                 830,689        2,611,867        3,442,556

     Barnes & Noble:
       Lakeland, FL                 -                 -               1,070,902        1,516,983        2,587,885
       Brandon, FL                  -                 -               1,476,407        1,527,150        3,003,557
       Denver, CO                   -                 -               3,244,785        2,722,087        5,966,872
       Houston, TX                  -                 -               3,307,562        2,396,024        5,703,586
       Cary, NC                     -                 -               2,778,458        2,650,008        5,428,466
       Plantation, FL               -                 -               3,616,357        (c)              3,616,357
       Lafayette, LA                -                 -               1,204,279        2,301,983        3,506,262
       Oklahoma City, OK            -                 -               1,688,556        2,311,487        4,000,043
       Daytona, FL                  -                 -               2,587,451        2,052,643        4,640,094
       Freehold, NJ                 -                 -               2,917,219        2,260,663        5,177,882
       Dayton, OH                   -                 -               1,412,614        3,223,467        4,636,081
       Redding, CA                  -                 -                 497,179        1,625,702        2,122,881
       Marlton, NJ                  -                 -               2,831,370        4,318,554        7,149,924

     Bed Bath & Beyond:
       Richmond, VA                 -                 -               1,184,144        3,154,970        4,339,114
       Los Angeles, CA              -                 -               6,318,023        3,089,396        9,407,419
       Glendale, AZ                2,758,452          -               1,082,092        2,758,452        3,840,544

     Best Buy:
       Corpus Christi, TX             12,222          -                 818,448          908,617        1,727,065
       Brandon, FL                  -                 -               2,985,156        2,772,137        5,757,293
       Evanston, IL                 -                 -               1,850,996        (c)              1,850,996
       Cuyahoga Falls, OH           -                 -               3,708,980        2,359,377        6,068,357
       Rockville, MD                -                 -               6,233,342        3,418,783        9,652,125
       Fairfax, VA                  -                 -               3,052,477        3,218,018        6,270,495
       St. Petersburg, FL           -                 -               4,031,744        2,959,316        6,991,060
       North Fayette, PA            -                 -               2,330,847        2,292,932        4,623,779

     Blockbuster:
       Conyers, GA                  -                 -                 320,029          556,282          876,311

     Borders Books & Music:
       Wilmington, DE               -                 -               2,994,400        6,061,538        9,055,938
       Richmond, VA                 -                 -               2,177,310        2,599,587        4,776,897
       Ft. Lauderdale, FL           -                 -               3,164,984        3,934,577        7,099,561
       Bangor, ME                   -                 -               1,546,915        2,486,761        4,033,676
       Altamonte Spgs, FL           -                 -               1,947,198        (c)              1,947,198

     Boxley Enterprises:
       Orlando, FL                  -                 -                 220,632          258,483          479,115

     Checkers:
       Orlando, FL                  -                 -                 256,568        (c)                256,568

     CompUSA:
       Mission Viejo, CA            -                 -               2,706,352        1,368,966        4,075,318
       Miami, FL                    -                 -               2,713,192        1,866,676        4,579,868

     Computer City:
       Baton Rouge, LA              -                 -                 609,069          913,603        1,522,672

     Dave & Buster's:
       Utica, MI                    -                 -               3,776,169        (c)              3,776,169

     Dick's Clothing:
       Taylor, MI                   -                 -               1,920,032        3,526,868        5,446,900
       White Marsh, MD              -                 -               2,680,532        3,916,889        6,597,421

     Eckerd:
       San Antonio, TX              -                 -                 440,985        (c)                440,985
       Dallas, TX                   -                 -                 541,493        (c)                541,493
       Garland, TX                  -                 -                 239,014        (c)                239,014
       Arlington, TX                -                 -                 368,964        (c)                368,964
       Millville, NJ                -                 -                 417,603        (c)                417,603
       Atlanta, GA                  -                 -                 445,593        (c)                445,593
       Mantua, NJ                   -                 -                 344,022        (c)                344,022
       Amarillo, TX                 -                 -                 329,231        (c)                329,231
       Amarillo, TX                 -                 -                 650,864        (c)                650,864
       Glassboro, NJ                -                 -                 534,243        (c)                534,243
       Kissimmee, FL                -                 -                 715,480        (c)                715,480
       Colleyville, TX              -                 -                 756,472        (c)                756,472
       Tampa, FL                    -                 -                 604,682        (c)                604,682
       Douglasville, GA             -                 -                 413,439          995,209        1,408,648
       Lafayette, LA                -                 -                 967,528        (c)                967,528
       Moore, OK                    -                 -                 414,738        (c)                414,738
       Midwest City, OK             -                 -               1,080,637        1,103,351        2,183,988
       Tallahassee, FL              -                 -                 691,523        (c)                691,523
       Irving, TX                   -                 -               1,000,222        (c)              1,000,222
       Jasper, FL                   -                 -                 291,147        (c)                291,147
       Williston, FL                -                 -                 622,403        (c)                622,403
       Pantego, TX                  -                 -               1,016,062        1,448,911        2,464,973
       Conyers, GA                  -                 -                 574,666          998,900        1,573,566
       Norman, OK                   -                 -               1,065,562        (c)              1,065,562
       Chattanooga, TN              -                 -                 474,267        (c)                474,267
       Stone Mountain, GA           -                 -                 638,643        1,111,064        1,749,707
       Arlington, TX               1,396,508          -               2,078,542        1,396,508        3,475,050
       Leavenworth, KS             1,330,830          -                 726,438        1,330,830        2,057,268
       Augusta, GA                  -                 -                 568,606        1,326,748        1,895,354
       Riverdale, GA                -                 -               1,088,896        1,707,448        2,796,344
       Warner Robins, GA           1,227,330          -                 707,488        1,227,330        1,934,818
       Lewisville, TX              1,335,426          -                 789,237        1,335,426        2,124,663
       Forest Hill, TX             1,174,549          -                 692,165        1,174,549        1,866,714
       Del City, OK                 -                 -               1,387,362        (c)              1,387,362
       Arlington, TX                -                 -                 414,568        (c)                414,568
       Garland, TX                 1,418,531          -                 522,461        1,418,531        1,940,992
       Garland, TX                 1,400,278          -               1,476,838        1,400,278        2,877,116
       Oklahoma City, OK           1,471,105          -               1,581,480        1,471,105        3,052,585
       Vineland, NJ                 -                 -               2,068,089        (c)              2,068,089
       Richardson, TX                 72,532          -               2,549,308        (g)              2,549,308
       Gladstone, MO                  36,577          -               1,663,283        (g)              1,663,283

     Food 4 Less:
       Lemon Grove, CA              -                 -               3,695,816        (c)              3,695,816
       Chula Vista, CA              -                 -               3,568,862        (c)              3,568,862

     Gateway:
       Glendale, AZ                 -                 -                 341,713          982,429        1,324,142

     Golden Corral:
       Woodstock, GA    (e)         -                 -                 200,680          328,450          529,130
       Edenton, NC                  -                 -                  36,578          318,481          355,059
       Rockledge, FL    (e)         -                 -                 120,593          340,889          461,482
       Gilmer, TX                   -                 -                 116,815          296,454          413,269
       Bonham, TX       (e)         -                 -                 128,451          344,170          472,621
       Leitchfield, KY              -                 -                  73,660          306,642          380,302
       Marietta, GA     (e)         -                 -                 156,190          346,509          502,699
       Atlanta, TX                  -                 -                  88,457          368,317          456,774
       Vernon, TX                   -                 -                 105,798          328,943          434,741
       Abbeville, LA                -                 -                  98,577          362,416          460,993
       Fredricksburg, TX            -                 -                 169,984          321,189          491,173
       Clanton, AL      (e)         -                 -                 113,017          296,921          409,938
       Pleasanton, TX               -                 -                 139,694          316,070          455,764
       Bowie, TX                    -                 -                  57,824          311,544          369,368
       Lake Placid, FL              -                 -                 115,113          305,074          420,187
       Melbourne, FL                -                 -                 193,447          341,351          534,798
       Franklin, LA     (e)         -                 -                 105,840          396,831          502,671
       Franklin, VA                 -                 -                  93,719          424,164          517,883

     Good Guys, The:
       Foothill Ranch, CA           -                 -               1,456,113        2,505,022        3,961,135
       Riverside, CA                -                 -               1,718,892        2,755,059        4,473,951
       Clackamas, OR                -                 -               1,639,995        1,446,764        3,086,759
       Bellingham, WA               -                 -               1,732,378        1,764,549        3,496,927
       Federal Way, WA              -                 -               2,037,392        1,661,577        3,698,969
       East Palo Alto, CA           -                 -               2,271,634        3,404,843        5,676,477

     Heilig-Meyers:
       Baltimore, MD                -                 -                 469,782          813,074        1,282,856
       Glen Burnie, MD              -                 -                 631,712          931,931        1,563,643
       Lima, OH                     -                 -                 344,742        1,097,694        1,442,436
       Copperas Cove, TX            -                 -                 445,558          943,339        1,388,897
       Nacogdoches, TX              -                 -                 397,074        1,257,402        1,654,476

     Hi-Lo Automotive:
       Mesquite, TX                 -                 -                 233,420          513,523          746,943
       Arlington, TX                -                 -                 295,331          571,609          866,940
       Ft. Worth, TX                -                 -                 197,037          512,296          709,333
       Garland, TX                  -                 -                 239,570          512,023          751,593
       Houston, TX                  -                 -                 261,318          531,968          793,286
       Dallas, TX                   -                 -                 281,347          543,937          825,284
       Bastrop, TX                  -                 -                 197,905          383,144          581,049
       Eagle Pass, TX               -                 -                 256,745          455,841          712,586
       Lake Worth, TX               -                 -                 252,141          539,510          791,651
       McAllen, TX                  -                 -                 265,177          605,397          870,574
       Nacogdoches, TX              -                 -                 190,324          522,232          712,556
       San Antonio, TX              -                 -                 200,510          643,741          844,251
       Temple, TX                   -                 -                 177,451          587,755          765,206
       Universal City, TX           -                 -                 247,264          570,677          817,941

     HomePlace:
       Altamonte Spgs, FL           -                 -               2,906,409        4,877,225        7,783,634
       Ft. Myers, FL                -                 -               1,956,579        4,045,196        6,001,775
       Bowie, MD                    -                 -               1,965,508        4,221,074        6,186,582

     International House
     of Pancakes:
       Stafford, TX                 -                 -                 331,756        (c)                331,756
       Sunset Hills, MO             -                 -                 271,853        (c)                271,853
       Las Vegas, NV                -                 -                 519,947        (c)                519,947
       Ft. Worth, TX                -                 -                 430,896        (c)                430,896
       Arlington, TX                -                 -                 404,512        (c)                404,512
       Matthews, NC                 -                 -                 380,043        (c)                380,043
       Phoenix, AZ                  -                 -                 483,374        (c)                483,374

     Just for Feet:
       Albuquerque, NM              -                 -               1,441,777        2,335,475        3,777,252

     Kash N' Karry:
       Palm Harbor, FL              -                 -                 335,851         -                 335,851
       Gainesville, FL              -                 -                 317,386         -                 317,386
       Brandon, FL                  -                 -                 322,476         -                 322,476
       Sarasota, FL                 -                 -                 470,600         -                 470,600

     Kroger:
       Columbus, OH                 -                 -                 780,838          520,559        1,301,397

     Linens 'n Things:
       Freehold, NJ                 -                 -               1,753,766        2,208,651        3,962,417

     Lucky:
       Watsonville, CA              -                 -                 805,056         -                 805,056
       Lodi, CA                     -                 -                 613,710         -                 613,710
       Sonora, CA                   -                 -                 587,782         -                 587,782

     Marshalls:
       Freehold, NJ                 -                 -               2,052,946        2,585,432        4,638,378

     Michaels:
       Grapevine, TX                -                 -               1,017,934        2,066,715        3,084,649

     Office Depot:
       Arlington, TX                -                 -                 596,024        1,411,432        2,007,456
       Richmond, VA                 -                 -                 888,772        1,948,036        2,836,808

     OfficeMax:
       Corpus Christi, TX             76,664          -                 893,270        1,055,008        1,948,278
       Dallas, TX                   -                 -               1,118,500        1,709,891        2,828,391
       Cincinnati, OH               -                 -                 543,489        1,574,551        2,118,040
       Evanston, IL                 -                 -               1,867,831        1,757,618        3,625,449
       Altamonte Spgs, FL           -                 -               1,689,793        3,050,160        4,739,953
       Pompano Beach, FL            -                 -               2,266,908        1,904,803        4,171,711
       Cutler Ridge, FL             -                 -                 989,370        1,479,119        2,468,489
       Sacramento, CA               -                 -               1,144,167        2,961,206        4,105,373
       Salinas, CA                  -                 -               1,353,217        1,829,325        3,182,542
       Redding, CA                  -                 -                 667,174        2,181,563        2,848,737
       Kelso, WA                   1,805,539          -                 868,003        1,805,539        2,673,542
       Lynchburg, VA               1,851,326          -                 561,509        1,851,326        2,412,835
       Leesburg, FL                1,929,028          -                 640,019        1,929,028        2,569,047
       Plymouth Meeting, PA        2,250,620          -               2,911,111        2,250,620        5,161,731
       Tigard, OR                   -                 -               1,539,873        2,247,321        3,787,194
       Dover, NJ                    -                 -               1,138,296        3,238,083        4,376,379
       Griffin, GA                 1,801,905          -                 685,470        1,801,905        2,487,375

     Oshman's Sporting Goods:
       Dallas, TX                   -                 -               1,311,440        (c)              1,311,440

     Party City:
       Memphis, TN                 1,136,334          -                 266,383        1,136,334        1,402,717

     Petco:
       Grand Forks, ND              -                 -                 306,629          909,671        1,216,300

     PETsMART:
       Chicago, IL                  -                 -               2,724,138        3,565,721        6,289,859

     Pier 1 Imports:
       Anchorage, AK                -                 -                 928,321        1,662,584        2,590,905
       Memphis, TN                  -                 -                 713,319          821,770        1,535,089
       Sanford, FL                  -                 -                 738,051          803,082        1,541,133
       Knoxville, TN                -                 -                 467,169          734,833        1,202,002
       Mason, OH                    -                 -                 593,571          885,047        1,478,618
       Harlingen, TX                -                 -                 316,640          756,406        1,073,046
       Valdosta, GA                 -                 -                 390,838          805,912        1,196,750

     Rally's:
       Toledo, OH                   -                 -                 125,882          319,770          445,652

     Riser Foods:
       Maple Heights, OH            -                 -               1,034,758        2,874,414        3,909,172

     Robb & Stucky:
       Ft. Myers, FL                -                 -               2,188,440        6,225,401        8,413,841

     Roger & Marv's:
       Kenosha, WI                  -                 -               1,917,607        3,431,363        5,348,970

     Ross Dress For Less:
       Coral Gables, FL             -                 -               1,782,346        1,661,174        3,443,520

     Scotty's:
       Orlando, FL                  -                 -               1,157,268        2,077,131        3,234,399
       Orlando, FL                  -                 -               1,044,796        2,011,952        3,056,748

     Sears Homelife:
       Clearwater, FL                 10,555          -               1,184,438        2,536,762        3,721,200
       Orlando, FL                  -                 -                 820,397        2,184,721        3,005,118
       Pensacola, FL                -                 -                 633,125        1,595,405        2,228,530
       Raleigh, NC                  -                 -               1,848,026        1,753,635        3,601,661
       Tampa, FL                    -                 -               1,454,908        2,045,833        3,500,741

     7-Eleven:
       Land 'O Lakes, FL             816,944          -               1,076,572          816,944        1,893,516
       Tampa Palms, FL               917,432          -               1,080,670          917,432        1,998,102

     Shop & Save:
       Homestead, PA                -                 -               1,139,419        (c)              1,139,419
       Penn Hills, PA               -                 -               1,043,297        1,243,131        2,286,428

     Sports Authority:
       Tampa, FL                    -                 -               2,127,503        1,521,730        3,649,233
       Memphis, TN                 2,573,264          -                 820,340        2,573,264        3,393,604
       Little Rock, AR              -                 -               2,879,781        2,660,206        5,539,987

     SuperValu:
       Huntington, WV               -                 -               1,254,238          760,602        2,014,840
       Warwick, RI                  -                 -               1,699,330        (c)              1,699,330

     Target:
       Chico, CA                    -                 -               1,269,272         -               1,269,272
       Victorville, CA              -                 -               1,908,815         -               1,908,815
       San Diego, CA                -                 -               2,672,390         -               2,672,390

     Top's:
       Lacey, WA                    -                 -               2,777,449        7,082,150        9,859,599

     Waccamaw:
       Fairfax, VA                  -                 -               2,156,801        (c)              2,156,801
       White Marsh, MD             3,006,391          -               3,762,030        3,006,391        6,768,421

     Waremart:
       Eureka, CA                   -                 -               3,135,036        5,470,607        8,605,643

     Wal-Mart:
       Sealy, TX                    -                 -               1,344,244        1,483,362        2,827,606
       Aransas Pass, TX             -                 -                 190,505        2,640,175        2,830,680
       Winfield, AL                 -                 -                 419,811        1,684,505        2,104,316
       Corpus Christi, TX           -                 -                 223,998        2,158,955        2,382,953
       Beeville, TX                 -                 -                 507,231        2,315,424        2,822,655
       Corpus Christi, TX           -                 -                 630,043        3,131,407        3,761,450
       Texarkana, AR                -                 -               1,038,451        3,681,781        4,720,232

     Wendy's Old Fashioned
       Hamburger:
       Fenton, MO                   -                 -                 307,068          496,410          803,478
       Sacramento, CA               -                 -                 585,872         -                 585,872

     Vacant Land:
       Little Rock, AR              -                 -                 539,094         -                 539,094

     Vacant Property:
       Arlington, TX                -                 -                 752,840        3,980,309        4,733,149

     Vons:
       Moreno Valley, CA            -                 -                 759,052        1,652,162        2,411,214

     Leasehold Interests:           -                 -               4,409,652         -               4,409,652

                               -------------     -------------    -------------    -------------    -------------
                               $  31,810,342     $    -           $ 271,888,507    $ 296,218,864    $ 568,107,371
                               =============     =============    =============    =============    =============

Real Estate the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
       Houston, TX             $    -            $    -           $    -           $   (c)          $   (c)
       Houston, TX                  -                 -                -               (c)              (c)
       N. Richland Hills, TX        -                 -                -               (c)              (c)
       Houston, TX                  -                 -                -               (c)              (c)
       Houston, TX                  -                 -                -               (c)              (c)
       Baton Rouge, LA              -                 -                -               (c)              (c)

     Barnes & Noble:
       Plantation, FL               -                 -                -               (c)              (c)

     Best Buy:
       Evanston, IL                 -                 -                -               (c)              (c)

     Borders Books & Music:
       Altamonte Spgs, FL           -                 -                -               (c)              (c)

     Checkers:
       Orlando, FL                  -                 -                -               (c)              (c)

     Dave & Buster's:
       Utica, MI                    -                 -                -               (c)              (c)

     Eckerd:
       San Antonio, TX              -                 -                -               (c)              (c)
       Dallas, TX                   -                 -                -               (c)              (c)
       Garland, TX                  -                 -                -               (c)              (c)
       Arlington, TX                -                 -                -               (c)              (c)
       Millville, NJ                -                 -                -               (c)              (c)
       Atlanta, GA                  -                 -                -               (c)              (c)
       Mantua, NJ                   -                 -                -               (c)              (c)
       Vineland, NJ                1,901,335          -                -               (c)              (c)
       Amarillo, TX                 -                 -                -               (c)              (c)
       Amarillo, TX                 -                 -                -               (c)              (c)
       Amarillo, TX                 -                 -               (d)              (d)              (d)
       Glassboro, NJ                -                 -                -               (c)              (c)
       Kissimmee, FL                -                 -                -               (c)              (c)
       Colleyville, TX              -                 -                -               (c)              (c)
       Alice, TX                    -                 -               (d)              (d)              (d)
       Tampa, FL                    -                 -                -               (c)              (c)
       Lafayette, LA                -                 -                -               (c)              (c)
       Moore, OK                    -                 -                -               (c)              (c)
       Tallahassee, FL              -                 -                -               (c)              (c)
       East Point, GA               -                 -               (d)              (d)              (d)
       Irving, TX                   -                 -                -               (c)              (c)
       Ft. Worth, TX                  78,461          -               (d)              (d)              (d)
       Williston, FL                -                 -                -               (c)              (c)
       Jasper, FL                   -                 -                -               (c)              (c)
       Oklahoma City, OK            -                 -               (n)              (c)              (c)
       Oklahoma City, OK            -                 -               (n)              (c)              (c)
       Norman, OK                   -                 -                -               (c)              (c)
       Chattanooga, TN              -                 -                -               (c)              (c)
       Del City, OK                1,376,025          -                -               (c)              (c)
       Arlington, TX               1,416,071          -                -               (c)              (c)

     Food 4 Less:
       Lemon Grove, CA              -                 -                -               (c)              (c)
       Chula Vista, CA              -                 -                -               (c)              (c)

     Food Lion:
       Keystone Hts, FL             -                 -               (d)              (d)              (d)
       Chattanooga, TN              -                 -               (d)              (d)              (d)
       Lynchburg, VA                -                 -               (d)              (d)              (d)
       Martinsburg, WV              -                 -               (d)              (d)              (d)

     Good Guys, The:
       Stockton, CA                 -                 -               (d)              (d)              (d)
       Portland, OR                 -                 -               (d)              (d)              (d)


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

     Kash N' Karry:
       Brandon, FL                  -                 -               (d)              (d)              (d)

     Levitz:
       Tempe, AZ                    -                 -               (d)              (d)              (d)

     Oshman's Sporting Goods:
       Dallas, TX                   -                 -                -               (c)              (c)

     Shop & Save:
       Homestead, PA                -                 -                -               (c)              (c)

     SuperValu:
       Warwick, RI                  -                 -                -               (c)              (c)

     Waccamaw:
       Fairfax, VA                  -                 -                -               (c)              (c)

                               -------------     -------------    -------------    -------------    -------------
                               $   4,771,892     $    -           $    -           $    -           $    -
                               =============     =============    =============    =============    =============

                                                                            Life on Which
                                                                           Depreciation and
                               Accumulated                                 Amortization in
                              Depreciation     Date                         Latest Income
                                  and         of Con-         Date           Statement is
                              Amortization   struction      Acquired           Computed
---------------------------   ------------   ---------      --------        ----------------
Real Estate the Company
  has Invested in Under
  Operating Leases:

     Academy:
       Houston, TX             $   -           1994          05/95             (c)
       Houston, TX                 -           1995          06/95             (c)
       N. Richland Hills, TX       -           1996          08/95 (h)         (c)
       Houston, TX                 -           1996          02/96 (h)         (c)
       Houston, TX                 -           1996          06/96 (h)         (c)
       Baton Rouge, LA             -           1997          08/96 (h)         (c)
       Houston, TX                 32,218      1976          03/99           40 years
       Pasadena, TX                43,157      1994          03/99           40 years
       Beaumont, TX                48,475      1992          03/99           40 years

     Adjacent Excess Space:
       Memphis, TN                 15,177      1998          11/98           40 years

     Babies "R" Us:
       Arlington, TX              229,083      1996          06/96           40 years

     Barnes & Noble:
       Lakeland, FL               188,582      1995          07/94 (h)       40 years
       Brandon, FL                190,056      1995          08/94 (h)       40 years
       Denver, CO                 357,386      1994          09/94           40 years
       Houston, TX                254,586      1995          10/94 (h)       40 years
       Cary, NC                   260,549      1996          05/95 (h)       40 years
       Plantation, FL              -           1996          05/95 (h)         (c)
       Lafayette, LA              212,933      1996          06/95 (h)       40 years
       Oklahoma City, OK          229,595      1996          06/95 (h)       40 years
       Daytona, FL                201,816      1996          09/95 (h)       40 years
       Freehold, NJ               221,671      1995          01/96           40 years
       Dayton, OH                 211,540      1996          05/97           40 years
       Redding, CA                103,300      1997          06/97           40 years
       Marlton, NJ                121,459      1998          11/98           40 years

     Bed Bath & Beyond:
       Richmond, VA               121,598      1997          06/98           40 years
       Los Angeles, CA             86,889      1975          11/98           40 years
       Glendale, AZ                31,607      1999          12/98 (i)       40 years

     Best Buy:
       Corpus Christi, TX         138,453      1967          11/93           40 years
       Brandon, FL                199,247      1996          02/97           40 years
       Evanston, IL                -           1994          02/97             (c)
       Cuyahoga Falls, OH         149,919      1970          06/97           40 years
       Rockville, MD              210,113      1995          07/97           40 years
       Fairfax, VA                191,070      1995          08/97           40 years
       St. Petersburg, FL         169,544      1997          09/97           40 years
       North Fayette, PA           88,373      1997          06/98           40 years

     Blockbuster:
       Conyers, GA                 35,347      1997          06/97           40 years

     Borders Books & Music:
       Wilmington, DE             761,766      1994          12/94           40 years
       Richmond, VA               296,425      1995          06/95           40 years
       Ft. Lauderdale, FL         377,629      1995          02/96           40 years
       Bangor, ME                 219,319      1996          06/96           40 years
       Altamonte Spgs, FL          -           1997          09/97             (c)

     Boxley Enterprises:
       Orlando, FL                 79,267      1974          08/93         20.9 years

     Checkers:
       Orlando, FL                 -           1988          07/92             (c)

     CompUSA:
       Mission Viejo, CA          156,859      1994          02/94 (h)       40 years
       Miami, FL                  266,129      1994          04/94           40 years

     Computer City:
       Baton Rouge, LA             91,421      1995          12/95           40 years

     Dave & Buster's:
       Utica, MI                   -           1998          06/98             (c)

     Dick's Clothing:
       Taylor, MI                 290,587      1996          08/96           40 years
       White Marsh, MD            322,722      1996          08/96           40 years

     Eckerd:
       San Antonio, TX             -           1993          12/93             (c)
       Dallas, TX                  -           1994          01/94             (c)
       Garland, TX                 -           1994          02/94             (c)
       Arlington, TX               -           1994          02/94             (c)
       Millville, NJ               -           1994          03/94             (c)
       Atlanta, GA                 -           1994          03/94             (c)
       Mantua, NJ                  -           1994          06/94             (c)
       Amarillo, TX                -           1994          12/94             (c)
       Amarillo, TX                -           1994          12/94             (c)
       Glassboro, NJ               -           1994          12/94             (c)
       Kissimmee, FL               -           1995          04/95             (c)
       Colleyville, TX             -           1995          06/95             (c)
       Tampa, FL                   -           1995          12/95             (c)
       Douglasville, GA            97,586      1996          01/96           40 years
       Lafayette, LA               -           1995          01/96             (c)
       Moore, OK                   -           1995          01/96             (c)
       Midwest City, OK           105,515      1996          03/96           40 years
       Tallahassee, FL             -           1996          06/96             (c)
       Irving, TX                  -           1996          12/96             (c)
       Jasper, FL                  -           1994          01/97             (c)
       Williston, FL               -           1995          01/97             (c)
       Pantego, TX                 92,066      1997          06/97           40 years
       Conyers, GA                 63,472      1997          06/97           40 years
       Norman, OK                  -           1997          06/97             (c)
       Chattanooga, TN             -           1997          09/97             (c)
       Stone Mountain, GA          63,655      1997          09/97           40 years
       Arlington, TX               48,005      1998          11/97 (i)       40 years
       Leavenworth, KS             51,292      1998          11/97 (i)       40 years
       Augusta, GA                 67,719      1997          12/97           40 years
       Riverdale, GA               87,151      1997          12/97           40 years
       Warner Robins, GA           29,405      1999          03/98 (i)       40 years
       Lewisville, TX              43,123      1998          04/98 (i)       40 years
       Forest Hill, TX             40,375      1998          04/98 (i)       40 years
       Del City, OK                -           1998          05/98             (c)
       Arlington, TX               -           1998          05/98             (c)
       Garland, TX                 36,942      1998          06/98 (i)       40 years
       Garland, TX                 39,383      1998          06/98 (i)       40 years
       Oklahoma City, OK           35,245      1999          08/98 (i)       40 years
       Vineland, NJ                -           1999          09/98             (c)
       Richardson, TX              -            (g)          06/99             (g)
       Gladstone, MO               -            (g)          12/99             (g)

     Food 4 Less:
       Lemon Grove, CA             -           1996          07/95 (h)         (c)
       Chula Vista, CA             -           1995          11/98             (c)

     Gateway:
       Glendale, AZ                10,815      1999          12/98 (i)       40 years

     Golden Corral:
       Woodstock, GA       (e)    147,709      1984          11/84           35 years
       Edenton, NC                143,274      1984          11/84           35 years
       Rockledge, FL       (e)    152,279      1984          12/84           35 years
       Gilmer, TX                 132,441      1984          12/84           35 years
       Bonham, TX          (e)    153,745      1984          12/84           35 years
       Leitchfield, KY            136,983      1984          12/84           35 years
       Marietta, GA        (e)    154,792      1984          12/84           35 years
       Atlanta, TX                164,164      1985          01/85           35 years
       Vernon, TX                 143,325      1985          03/85           35 years
       Abbeville, LA              157,910      1985          04/85           35 years
       Fredricksburg, TX          139,947      1985          04/85           35 years
       Clanton, AL         (e)    129,373      1985          05/85           35 years
       Pleasanton, TX             137,716      1985          05/85           35 years
       Bowie, TX                  135,744      1985          05/85           35 years
       Lake Placid, FL            132,925      1985          05/85           35 years
       Melbourne, FL              145,318      1985          07/85           35 years
       Franklin, LA        (e)    168,936      1985          07/85           35 years
       Franklin, VA               135,985      1987          02/87           40 years

     Good Guys, The:
       Foothill Ranch, CA         188,213      1995          12/96           40 years
       Riverside, CA              183,892      1995          05/97           40 years
       Clackamas, OR               55,761      1995          06/98           40 years
       Bellingham, WA              68,009      1994          06/98           40 years
       Federal Way, WA             64,040      1994          06/98           40 years
       East Palo Alto, CA          67,388      1999          12/98 (h)       40 years

     Heilig-Meyers:
       Baltimore, MD               22,868      1968          11/98           40 years
       Glen Burnie, MD             26,164      1968          11/98           40 years
       Lima, OH                    30,873      1997          11/98           40 years
       Copperas Cove, TX           26,531      1972          11/98           40 years
       Nacogdoches, TX             35,364      1997          11/98           40 years

     Hi-Lo Automotive:
       Mesquite, TX                66,813      1994          10/94           40 years
       Arlington, TX               72,679      1993          11/94           40 years
       Ft. Worth, TX               65,136      1993          11/94           40 years
       Garland, TX                 65,099      1993          11/94           40 years
       Houston, TX                 67,641      1994          11/94           40 years
       Dallas, TX                  68,138      1994          12/94           40 years
       Bastrop, TX                 40,815      1994          09/95           40 years
       Eagle Pass, TX              48,560      1994          09/95           40 years
       Lake Worth, TX              57,473      1995          09/95           40 years
       McAllen, TX                 64,492      1995          09/95           40 years
       Nacogdoches, TX             55,632      1995          09/95           40 years
       San Antonio, TX             68,576      1994          09/95           40 years
       Temple, TX                  62,612      1989          09/95           40 years
       Universal City, TX          60,793      1995          09/95           40 years

     HomePlace:
       Altamonte Spgs, FL         279,424      1997          09/97           40 years
       Ft. Myers, FL              206,474      1997          12/97           40 years
       Bowie, MD                   50,251      1997          12/97         38.5 years

     International House
     of Pancakes:
       Stafford, TX                -           1992          10/93             (c)
       Sunset Hills, MO            -           1993          10/93             (c)
       Las Vegas, NV               -           1993          12/93             (c)
       Ft. Worth, TX               -           1993          12/93             (c)
       Arlington, TX               -           1993          12/93             (c)
       Matthews, NC                -           1993          12/93             (c)
       Phoenix, AZ                 -           1993          12/93             (c)

     Just for Feet:
       Albuquerque, NM            148,400      1997          06/97           40 years

     Kash N' Karry:
       Palm Harbor, FL             -            (p)          03/99             (p)
       Gainesville, FL             -            (p)          03/99             (p)
       Brandon, FL                 -            (p)          03/99             (p)
       Sarasota, FL                -            (p)          03/99             (p)

     Kroger:
       Columbus, OH                37,415      1982          02/97           40 years

     Linens 'n Things:
       Freehold, NJ               294,932      1994          08/94           40 years

     Lucky:
       Watsonville, CA             -            (p)          03/99             (p)
       Lodi, CA                    -            (p)          03/99             (p)
       Sonora, CA                  -            (p)          03/99             (p)

     Marshalls:
       Freehold, NJ               345,246      1994          08/94           40 years

     Michaels:
       Grapevine, TX               79,655      1998          06/98           40 years

     Office Depot:
       Arlington, TX              208,694      1991          01/94           40 years
       Richmond, VA               174,773      1996          05/96           40 years

     OfficeMax:
       Corpus Christi, TX         161,051      1967          11/93           40 years
       Dallas, TX                 256,601      1993          12/93           40 years
       Cincinnati, OH             215,827      1994          07/94           40 years
       Evanston, IL               200,417      1995          06/95           40 years
       Altamonte Spgs, FL         295,744      1995          01/96           40 years
       Pompano Beach, FL          185,965      1972          02/96           40 years
       Cutler Ridge, FL           129,731      1995          06/96           40 years
       Sacramento, CA             222,287      1996          12/96           40 years
       Salinas, CA                131,483      1995          02/97           40 years
       Redding, CA                138,620      1997          06/97           40 years
       Kelso, WA                   88,396      1998          09/97 (i)       40 years
       Lynchburg, VA               59,782      1998          02/98           40 years
       Leesburg, FL                50,235      1998          08/98           40 years
       Plymouth Meeting, PA        39,855      1999          10/98 (i)       40 years
       Tigard, OR                  63,206      1995          11/98           40 years
       Dover, NJ                   91,071      1995          11/98           40 years
       Griffin, GA                 31,909      1999          11/98 (i)       40 years

     Oshman's Sporting Goods:
       Dallas, TX                  -           1994          03/94             (c)

     Party City:
       Memphis, TN                 15,388      1999          12/98           40 years

     Petco:
       Grand Forks, ND             46,455      1996          12/97           40 years

     PETsMART:
       Chicago, IL                115,135      1998          09/98           40 years

     Pier 1 Imports:
       Anchorage, AK              159,570      1995          02/96           40 years
       Memphis, TN                 52,217      1997          09/96 (h)       40 years
       Sanford, FL                 35,971      1998          06/97 (h)       40 years
       Knoxville, TN               17,605      1999          01/98 (h)       40 years
       Mason, OH                   11,985      1999          06/98 (h)       40 years
       Harlingen, TX                3,940      1999          11/98 (h)       40 years
       Valdosta, GA                 2,518      1999          01/99 (h)       40 years

     Rally's:
       Toledo, OH                  61,851      1989          07/92         38.8 years

     Riser Foods:
       Maple Heights, OH          206,599      1985          02/97           40 years

     Robb & Stucky:
       Ft. Myers, FL              322,031      1997          12/97           40 years

     Roger & Marv's:
       Kenosha, WI                241,940      1992          02/97           40 years

     Ross Dress For Less:
       Coral Gables, FL            81,077      1994          06/96           40 years

     Scotty's:
       Orlando, FL                234,953      1995          06/95           40 years
       Orlando, FL                229,192      1995          06/95           40 years

     Sears Homelife:
       Clearwater, FL             417,672      1992          05/93           40 years
       Orlando, FL                360,254      1992          05/93           40 years
       Pensacola, FL              140,041      1994          06/96           40 years
       Raleigh, NC                153,930      1995          06/96           40 years
       Tampa, FL                  179,579      1992          06/96           40 years

     7-Eleven:
       Land 'O Lakes, FL           19,573      1999          10/98 (i)       40 years
       Tampa Palms, FL             18,158      1999          12/98 (i)       40 years

     Shop & Save:
       Homestead, PA               -           1994          02/97             (c)
       Penn Hills, PA              89,350      1991          02/97           40 years

     Sports Authority:
       Tampa, FL                  133,468      1994          06/96           40 years
       Memphis, TN                 77,734      1998          12/97 (i)       40 years
       Little Rock, AR             85,902      1998          09/98           40 years

     SuperValu:
       Huntington, WV              54,668      1971          02/97           40 years
       Warwick, RI                 -           1992          02/97             (c)

     Target:
       Chico, CA                   -            (p)          03/99             (p)
       Victorville, CA             -            (p)          03/99             (p)
       San Diego, CA               -            (p)          03/99             (p)

     Top's:
       Lacey, WA                  509,030      1992          02/97           40 years

     Waccamaw:
       Fairfax, VA                 -           1995          12/95             (c)
       White Marsh, MD            134,661      1998          03/98 (i)       40 years

     Waremart:
       Eureka, CA                 393,200      1965          02/97           40 years

     Wal-Mart:
       Sealy, TX                   29,358      1982          03/99           40 years
       Aransas Pass, TX            52,253      1983          03/99           40 years
       Winfield, AL                33,339      1983          03/99           40 years
       Corpus Christi, TX          42,729      1983          03/99           40 years
       Beeville, TX                45,826      1983          03/99           40 years
       Corpus Christi, TX          61,976      1983          03/99           40 years
       Texarkana, AR               72,869      1983          03/99           40 years

     Wendy's Old Fashioned
       Hamburger:
       Fenton, MO                 113,022      1985          07/92           33 years
       Sacramento, CA              -            (o)          02/98             (o)

     Vacant Land:
       Little Rock, AR             -             -           09/98              -

     Vacant Property:
       Arlington, TX              169,838      1996          06/96           40 years

     Vons:
       Moreno Valley, CA           32,699      1983          03/99           40 years

     Leasehold Interests:         212,234        -           08/99             (q)

                              -----------
                              $22,022,978
                              ===========

Real Estate the Company has
  Invested in Under Direct
  Financing Leases:

     Academy:
       Houston, TX            $   (c)          1994          05/95             (c)
       Houston, TX                (c)          1995          06/95             (c)
       N. Richland Hills, TX      (c)          1996          08/95 (h)         (c)
       Houston, TX                (c)          1996          02/96 (h)         (c)
       Houston, TX                (c)          1996          06/96 (h)         (c)
       Baton Rouge, LA            (c)          1997          08/96 (h)         (c)

     Barnes & Noble:
       Plantation, FL             (c)          1996          05/95 (h)         (c)

     Best Buy:
       Evanston, IL               (c)          1994          02/97             (c)

     Borders Books & Music:
       Altamonte Spgs, FL         (c)          1997          09/97             (c)

     Checkers:
       Orlando, FL                (c)          1988          07/92             (c)

     Dave & Buster's:
       Utica, MI                  (c)          1998          06/98             (c)

     Eckerd:
       San Antonio, TX            (c)          1993          12/93             (c)
       Dallas, TX                 (c)          1994          01/94             (c)
       Garland, TX                (c)          1994          02/94             (c)
       Arlington, TX              (c)          1994          02/94             (c)
       Millville, NJ              (c)          1994          03/94             (c)
       Atlanta, GA                (c)          1994          03/94             (c)
       Mantua, NJ                 (c)          1994          06/94             (c)
       Vineland, NJ               (c)          1999          03/99 (j)         (c)
       Amarillo, TX               (c)          1994          12/94             (c)
       Amarillo, TX               (c)          1994          12/94             (c)
       Amarillo, TX               (d)          1994          12/94             (d)
       Glassboro, NJ              (c)          1994          12/94             (c)
       Kissimmee, FL              (c)          1995          04/95             (c)
       Colleyville, TX            (c)          1995          06/95             (c)
       Alice, TX                  (d)          1995          06/95             (d)
       Tampa, FL                  (c)          1995          12/95             (c)
       Lafayette, LA              (c)          1995          01/96             (c)
       Moore, OK                  (c)          1995          01/96             (c)
       Tallahassee, FL            (c)          1996          06/96             (c)
       East Point, GA             (d)          1996          12/96             (d)
       Irving, TX                 (c)          1996          12/96             (c)
       Ft. Worth, TX              (d)          1996          12/96             (d)
       Williston, FL              (c)          1995          01/97             (c)
       Jasper, FL                 (c)          1994          01/97             (c)
       Oklahoma City, OK          (c)          1997          06/97             (c)
       Oklahoma City, OK          (c)          1997          06/97             (c)
       Norman, OK                 (c)          1997          06/97             (c)
       Chattanooga, TN            (c)          1997          09/97             (c)
       Del City, OK               (c)          1998          10/98 (j)         (c)
       Arlington, TX              (c)          1998          11/98 (j)         (c)

     Food 4 Less:
       Lemon Grove, CA            (c)          1996          07/95 (h)         (c)
       Chula Vista, CA            (c)          1995          11/98             (c)

     Food Lion:
       Keystone Hts, FL           (d)          1993          05/93             (d)
       Chattanooga, TN            (d)          1993          10/93             (d)
       Lynchburg, VA              (d)          1994          01/94             (d)
       Martinsburg, WV            (d)          1994          08/94             (d)

     Good Guys, The:
       Stockton, CA               (d)          1991          07/94             (d)
       Portland, OR               (d)          1996          05/96             (d)


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

     Kash N' Karry:
       Brandon, FL                (d)          1997          10/96 (h)         (d)

     Levitz:
       Tempe, AZ                  (d)          1994          01/95             (d)

     Oshman's Sporting Goods:
       Dallas, TX                 (c)          1994          03/94             (c)

     Shop & Save:
       Homestead, PA              (c)          1994          02/97             (c)

     SuperValu:
       Warwick, RI                (c)          1992          02/97             (c)

     Waccamaw:
       Fairfax, VA                (c)          1995          12/95             (c)

                               ----------
                               $   -
                               ==========

               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                          DEPRECIATION AND AMORTIZATION
                                December 31, 1999

(a)  Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997, are summarized as follows:
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
Land, Buildings and Leasehold Interests:
  Balance at the Beginning of Period              $537,283,241   $413,274,423   $277,109,358
    Acquisitions                                    76,165,384    129,416,817    156,011,944
    Sale of land, buildings and leasehold          (45,232,145)    (5,407,999)   (19,846,879)
                                                  ------------   ------------   ------------
  Balance at the Close of Period                  $568,216,480   $537,283,241   $413,274,423
                                                  ============   ============   ============

Accumulated Depreciations and Amortization:
  Balance at the Beginning of Period                17,335,079     12,296,997      8,078,562
    Sale of land, buildings and leasehold           (2,835,339)      (820,506)      (258,942)
    Depreciation and amortization expense            7,523,238      5,858,588      4,477,377
                                                  ------------   ------------   ------------
  Balance at the Close of Period                  $ 22,022,987   $ 17,335,079   $ 12,296,997
                                                  ============   ============   ============


(b) As of December 31, 1999, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 1999, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $673,100,160.

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

(k) During the year ended December 31, 1997, the Company (i) incurred acquisition fees and expense reimbursement fees totaling $2,278,306, paid to CNL Realty Advisors, Inc. and (ii) acquired land and buildings purchased from affiliates of CNL Realty Advisors, Inc. for an aggregate cost of $37,712,514. Such amounts are included in land and buildings on operating leases and net investments in direct financing leases. On January 1, 1998, the Company acquired CNL Realty Advisors, Inc. and became self-administered. As a result, the Company was not a party to such transactions and began internally performing the services previously provided by CNL Realty Advisors, Inc. for the years ended December 31, 1998 and 1999.

(l) Property is encumbered as a part of the Company's $39,450,000 long term, fixed rate mortgage and security agreement.

(m) Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(n) The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(o) The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(p) The Company owns only the land for this property.

(q) The leasehold interests are amortized over the life of the respective leases which range from 4.5 and 12.5 years.


                                                 COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
                                                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                               December 31, 1999
                                                                                                           Principal amount
                                                                                                           of loans subject
                                                     Final    Periodic                        Carrying      to delinquent
                                          Interest  maturity  payment   Prior  Face amount    amount of      principal or
Description                                 rate      date     terms    liens  of mortgages  mortgages(e)      interest
-------------------------------------     --------  --------  --------  -----  ------------  ------------  ----------------

First Mortgages on Retail Properties:
  National City, CA                          11.5%      2009    (b)       -    $  2,765,000  $  1,953,414     $   -
  San Jose, CA                               11.5%      2009    (b)       -       2,565,000     1,846,125         -
  Valencia, CA                        8.0% - 10.0%      2000    (c)       -       3,080,300     3,080,300         -

  South Miami, FL                             9.0%      2001    (d)       -       2,500,000     2,500,000         -

  Lawton and Oklahoma City, OK                8.5%      2000    (d)       -       4,399,805     4,399,805         -

  Burleson, TX                                8.5%      2000    (d)       -       2,355,279     2,355,279         -

Revolving Lines of Credit Secured
   by Various Properties:
      Commercial Net Lease
        Realty Services, Inc.     Prime rate + 0.25%    2000    (d)       -      19,978,168    19,978,168         -
                                                                               ------------  ------------  ----------------
                                                                               $ 37,643,552  $ 36,113,091  $      -
                                                                               ============  ============  ================

(a)The following shows the changes in the carrying amounts of mortgage loans during the periods:

     Balance at December 31, 1998                -
        New mortgage loans                 $ 48,917,787  (f)(g)
        Accrued interest receivable
        Deductions during the period:
          Collections of principal          (12,804,696) (g)
          Foreclosures                            -
                                           ------------
     Balance at December 31, 1999          $ 36,113,091
                                           ============

(b)Principal and interest is payable at level amounts over the life of the loan.

(c)Principal and interest is due monthly, based on a 15 year amortization, at 8% for the first 90 days, at 9% for the second 90 days and at 10% for the third 90 days.

(d)Interest only payments are due quarterly. Principal is due at maturity.

(e)As of December 31, 1999, the aggregate cost of the mortgages held by the Company and its subsidiaries for federal income tax purposes was $36,113,091.

(f)Mortgages totaling $18,634,755 were accepted in connection with the sale of real estate.

(g)Mortgages totaling $6,755,084 were accepted as payment towards the principal balance of the revolving line of credit for Commercial Net Lease Realty Services, Inc. (an unconsolidated subsidiary of the Company). The mortgagees are affiliates of certain members of the Company's board of directors.

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

      10.13 Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).


      12 Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

      13 Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith).

      23 Consent of Independent Accountants dated March 30, 2000 (filed herewith).

      27    Financial Data Schedule (filed herewith).

      (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.