Form 10-Q
period 2000-03-31
COMMERCIAL NET LEASE REALTY INC
filed 2000-05-15
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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
  (State or other jurisdiction of       (I.R.S. Employment Identification No.)
   incorporation or organization)

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

30,315,681 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2000.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES


                                    CONTENTS


Part I

   Item 1.  Financial Statements:                                         Page

            Condensed Consolidated Balance Sheets..............................1

            Condensed Consolidated Statements of Earnings......................2

            Condensed Consolidated Statements of Cash Flows....................3

            Notes to Condensed Consolidated Financial Statements...............5


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........12


Part II

   Other Information..........................................................13

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                      ASSETS                           March 31,    December 31,
                                                         2000           1999
                                                     ------------   ------------
Real estate:
  Accounted for using the operating method, net
    of accumulated depreciation and amortization
    of $23,885 and $22,023, respectively             $   541,794    $   546,193
  Accounted for using the direct financing method        123,985        125,491
Investment in unconsolidated subsidiary                    2,994          4,502
Investment in unconsolidated partnership                   3,842          3,844
Mortgages and accrued interest receivable                 17,988         16,241
Mortgages and other receivables from
  unconsolidated subsidiary                               34,115         27,597
Cash and cash equivalents                                  4,510          3,329
Receivables                                                1,610          2,119
Accrued rental income                                     13,871         13,182
Debt costs, net of accumulated amortization of
  $3,095 and $2,894, respectively                          2,763          2,964
Other assets                                               4,409          4,327
                                                     -----------    -----------
      Total assets                                   $   751,881    $   749,789
                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                               $   111,600    $   108,700
Mortgages payable                                         38,842         40,429
Notes payable, net of unamortized discount of
  $570 and $592, respectively, and unamortized
  interest rate hedge gain of $2,316 and
  $2,434, respectively                                   201,747        201,842
Accrued interest payable                                   3,349          2,744
Accounts payable and accrued expenses                      1,309          1,717
Other liabilities                                          3,821          2,995
                                                     -----------    -----------
      Total liabilities                                  360,668        358,427
                                                     -----------    -----------

Stockholders' equity:
  Preferred stock, $0.01 par value.  Authorized
    15,000,000 shares; none issued or outstanding              -              -
  Common stock, $0.01 par value.  Authorized
    90,000,000 shares; issued and outstanding
    30,315,681 and 30,255,939 shares at March 31,
    2000 and December 31, 1999, respectively                 303            303
  Excess stock, $0.01 par value.  Authorized
    105,000,000 shares; none issued or outstanding             -              -
  Capital in excess of par value                         396,988        396,403
  Accumulated dividends in excess of net earnings         (6,078)        (5,344)
                                                     -----------    -----------
      Total stockholders' equity                         391,213        391,362
                                                     -----------    -----------
                                                     $   751,881    $   749,789
                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)

                                                        Quarter Ended
                                                           March 31,
                                                       2000         1999
                                                    ----------   ----------
Revenues:
  Rental income from operating leases               $   15,727   $   13,855
  Earned income from direct financing leases             3,321        3,644
  Contingent rental income                                 272          133
  Development and asset management fees from
    related parties                                         96        1,044
  Interest                                               1,077           58
  Other                                                     94           96
                                                    ----------   ----------
                                                        20,587       18,830
                                                    ----------   ----------

 Expenses:
  General operating and administrative                   1,250        2,339
  Real estate expenses                                     100           98
  Interest                                               6,646        4,777
  Depreciation and amortization                          2,288        1,993
  Expenses incurred in acquiring advisor from
    related party                                          491        4,928
                                                    ----------   ----------
                                                        10,775       14,135
                                                    ----------   ----------

  Earnings before equity in earnings of
    unconsolidated subsidiary and unconsolidated
    partnership, and gain on sale of real estate         9,812        4,695

  Equity in earnings of unconsolidated subsidiary       (1,261)           -

  Equity in earnings of unconsolidated partnership          93           92

  Gain on sale of real estate                                -        5,043
                                                    ----------   ----------

  Net earnings                                      $    8,644   $    9,830
                                                    ==========   ==========

  Net earnings per share of common stock:
    Basic                                           $     0.29   $     0.33
                                                    ==========   ==========
    Diluted                                         $     0.28   $     0.32
                                                    ==========   ==========

  Weighted average number of shares outstanding:
     Basic                                          30,325,685   30,038,818
                                                    ==========   ==========
     Diluted                                        30,335,622   30,253,944
                                                    ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                                              Quarter Ended
                                                                 March 31,
                                                             2000        1999
                                                           --------   --------
Cash flows from operating activities:
  Net earnings                                             $  8,644   $  9,830
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization                         2,288      1,993
        Amortization of notes payable discount                   22          5
        Amortization of deferred interest rate
          hedge gain                                           (118)         -
        Gain on sale of real estate                               -     (5,043)
        Expenses incurred in acquiring advisor from
          related party                                         491      4,928
        Equity in earnings of unconsolidated
          subsidiary, net of deferred intercompany
          profits                                             1,508          -
        Distributions from unconsolidated
          partnership in excess of equity in
          earnings                                                1          1
        Decrease in real estate leased to others
          using the direct financing method                     492        448
        Decrease in leasehold interests                       1,455          -
        Increase in mortgages and accrued interest
          receivable                                             (5)       (38)
        Decrease in receivables                                 409      1,016
        Increase in accrued rental income                      (825)      (900)
        Increase in other assets                                (40)      (167)
        Increase (decrease) in accrued interest
        payable                                                 605     (1,814)
        Increase (decrease) in accounts payable and
        accrued expenses                                       (248)       402
        Increase in other liabilities                           826        432
                                                           --------   --------
            Net cash provided by operating activities        15,505     11,093
                                                           --------   --------

Cash flows from investing activities:
  Proceeds from the sale of real estate                         838     36,406
  Additions to real estate accounted for using the
    operating method                                           (134)   (57,369)
  Additions to real estate accounted for using the
    direct financing method                                       -     (1,901)
  Increase in mortgages receivable                             (309)    (3,952)
  Mortgage payments received                                     79          -
  Increase in mortgages and other receivables from
    unconsolidated subsidiary                                (6,605)         -
  Increase in other assets                                     (153)       (61)
  Other                                                         (63)       (64)
                                                           --------   --------
            Net cash used in investing activities            (6,347)   (26,941)
                                                           --------   --------

Cash flows from financing activities:
  Proceeds from line of credit payable                        9,100     26,300
  Repayment of line of credit payable                        (6,200)    (3,300)
  Repayment of mortgages payable                             (1,587)      (445)
  Payment of debt costs                                           -        (50)
  Proceeds from issuance of common stock                        143      1,709
  Payment of stock issuance costs                                 -         65
  Payment of dividends                                       (9,378)    (9,267)
  Other                                                         (55)       (25)
                                                           --------   --------
            Net cash provided by (used in) financing
              activities                                     (7,977)    14,987
                                                           --------   --------

     See accompanying notes to condensed consolidated financial statements.

                             (dollars in thousands)

                                                              Quarter Ended
                                                                March 31,
                                                             2000        1999
                                                           --------   --------

Net increase (decrease) in cash and cash equivalents          1,181       (861)

Cash and cash equivalents at beginning of quarter             3,329      1,442
                                                           --------   --------

Cash and cash equivalents at end of quarter                $  4,510   $    581
                                                           ========   ========

Supplemental schedule of non-cash investing an
  financing activities:
    Issued 50,711 and 372,000 shares of common stock
      in 2000 and 1999, respectively, in connection
      with the acquisition of the Company's advisor        $    491   $  4,928
                                                           ========   ========
    Mortgage note accepted in connection with sale of
      real estate                                          $  1,425   $  2,500
                                                           ========   ========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999

1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from the audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 1999.

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

     In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently reviewing the Statement, as amended, to see what impact, if any, it will have on the Company's consolidated financial statements.

2.   Leases:
     ------

     The Company generally leases its real estate to operators of major retail businesses. As of March 31, 2000, 181 of the leases have been classified as operating leases and 83 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 47 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2001 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.   Earnings Per Share:
     ------------------

     The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:

                                                         2000         1999
                                                      ----------   ----------
       Basic Earnings Per Share:
         Net earnings                                 $8,644,00    $9,830,000
                                                      ==========   ==========

         Weighted average number of shares
           outstanding                                30,258,141   29,591,214

         Merger contingent shares                         67,544      447,604
                                                      ----------   ----------

         Weighted average number of shares
           used in basic earnings per share           30,325,685   30,038,818
                                                      ==========   ==========

         Basic earnings per share                     $     0.29   $     0.33
                                                      ==========   ==========

       Diluted Earnings Per Share:
         Net earnings                                 $8,644,000   $9,830,000
                                                      ==========   ==========

         Weighted average number of shares
           outstanding                                30,258,141   29,591,214

         Effect of dilutive securities:
           Stock options                                      11        4,508
           Merger contingent shares                       77,470      658,222
                                                      ----------   ----------

         Weighted average number of shares
           outstanding used in diluted
           earnings per share                         30,335,622   30,253,944
                                                      ==========   ==========

         Diluted earnings per share                   $     0.28   $     0.32
                                                      ==========   ==========


     For the quarters ended March 31, 2000 and 1999, options on 1,665,925 and 1,661,269 shares of common stock, respectively, were not included in computing diluted earnings per share because their effects were antidilutive.

4.   Related  Party  Transactions:,
     ----------------------------

     In connection with the mortgages and other receivables from the Company's unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. ("Services"), the Company received $1,145,000 in interest and fees during the quarter ended March 31, 2000. In addition, Services paid the Company $102,000 in expense reimbursements for accounting services provided by the Company during the quarter ended March 31, 2000.

5.   Segment Information:
     -------------------

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

     The following tables represent the revenues, expenses and asset allocation for the two segments and the Company's consolidated totals at March 31, 2000 and 1999, and for the quarters then ended (dollars in thousands):

                            Rental and
                               Earned        Fee                   Consolidated
                               Income       Income     Corporate      Totals
                            -----------  -----------  -----------  ------------
2000
  Revenues                  $    19,821  $       766   $        -  $     20,587
  General operating and
    administrative expenses         948           48          254         1,250
  Real estate expenses              100            -            -           100
  Interest expense                6,646            -            -         6,646
  Depreciation and
    amortization                  2,260           24            4         2,288
  Expenses incurred in
    acquiring advisor
    from related party                -            -          491           491
  Equity in earnings of
    unconsolidated
    subsidiary                        -       (1,261)           -        (1,261)
  Equity in earnings of
    unconsolidated
    partnership                      93            -            -            93
                            ===========  ===========  ===========  ============
  Net earnings              $     9,960  $      (567) $      (749) $      8,644
                            ===========  ===========  ===========  ============

  Assets                    $   751,717  $        82  $        82  $    751,881
                            ===========  ===========  ===========  ============
  Additions to long-lived
    assets:
      Real estate           $       134  $         -  $         -  $        134
                            ===========  ===========  ===========  ============
      Other                 $        29  $         1  $         -  $         30
                            ===========  ===========  ===========  ============

1999
  Revenues                  $    17,715 $      1,115 $          -  $     18,830
  General operating and
    administrative expenses       1,539          491          309         2,339
  Real estate expenses               98            -            -            98
  Interest expense                4,777            -            -         4,777
  Depreciation and
  amortization                    1,959           26            8         1,993
  Expenses incurred in
    acquiring advisor from
    related party                     -            -        4,928         4,928
  Equity in earnings of
   unconsolidated
   partnership                       92            -            -            92
  Gain on sale of real
    estate                        5,043            -            -         5,043
                            ===========  ===========  ===========  ============
  Net earnings              $    14,477  $       598  $    (5,245) $      9,830
                            ===========  ===========  ===========  ============

  Assets                    $   713,244  $       266  $        83  $    713,593
                            ===========  ===========  ===========  ============
  Additions to long-lived
    assets:
      Real estate           $    24,639  $         -  $         -  $     24,639
                            ===========  ===========  ===========  ============
      Other                 $       104  $       158  $        28  $        290
                            ===========  ===========  ===========  ============

6.   Subsequent Event:
     ----------------

     In April 2000, the Company declared dividends to its shareholders of $9,398,000 or $0.31 per share of common stock, payable in May 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. is a fully integrated, self-administrated real estate investment trust that acquires, owns, manages and indirectly develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of March 31, 2000, Commercial Net Lease Realty, Inc. and its subsidiaries (the "Company") owned, either directly or through a partnership interest, 276 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions and development have been met from operations and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 2000 and 1999, the Company generated $15,505,000 and $11,093,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, is primarily the result of changes in revenues and expenses as discussed in "Results of Operations."

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

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the quarters ended March 31, 2000 and 1999, the Company declared and paid dividends to its stockholders of $9,378,000 and $9,267,000, respectively, or $0.31 per share of common stock. In April 2000, the Company declared dividends to its shareholders of $9,398,000 or $0.31 per share of common stock, payable in May 2000.

Results of Operations
---------------------

As of March 31, 2000 and 1999, the Company owned 267 and 272 wholly-owned Properties, respectively, 264 and 268, respectively, of which were leased to operators of major retail businesses. In addition, during the quarter ended March 31, 2000, the Company sold one property which was leased during 2000. During the quarter ended March 31, 1999, the Company sold 38 properties which were leased during 1999 and one property which was vacant. During the quarters ended March 31, 2000 and 1999, the Company earned $19,320,000 and $17,632,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"). The increase in Rental Income during the quarter ended March 31, 2000, is primarily a result of the facts that (i) the 36 Properties acquired and 15 buildings upon which construction was completed during 1999 were operational for a full quarter in 2000 and (ii) the Company received non-recurring additional rental income of $1,096,000 related to the termination of leases on two of its properties.

During the quarters ended March 31, 2000 and 1999, the Company earned $96,000 and $1,044,000, respectively, in development and asset management fees. The fees earned during 1999 were primarily earned by the Company's build-to-suit development operation. In May 1999, the Company transferred its build-to-suit development operation to a 95 percent owned, taxable unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. ("Services"). Development fees earned by Services during the quarter ended March 31, 2000 are included in the Company's equity in earnings of unconsolidated subsidiary.

During the quarters ended March 31, 2000 and 1999, the Company earned $1,077,000 and $58,000, respectively, in interest income. The increase in interest earned during 2000 is attributable to the interest earned on the mortgages receivable and the mortgages and other receivables from Services issued during 1999.

During the quarters ended March 31, 2000 and 1999, operating expenses, excluding interest and including depreciation and amortization, were $4,129,000 and $9,358,000, respectively, (20.0% and 49.7%, respectively, of total revenues). The decrease in operating expenses for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, is attributable to the decrease in charges related to the costs incurred in acquiring the Company's Advisor from a related party and the decrease in general operating and administrative expenses as a result of the transfer of the Company's build-to-suit development operation to Services. The decrease in operating expenses for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, is also attributable to the increase in depreciation and amortization expense as a result of a full quarter of depreciation and amortization expense relating to the 36 Properties and 15 buildings acquired during 1999. The increase in depreciation and amortization expense was partially offset by a decrease in depreciation and amortization expense related to the sale of 42 properties during the nine months ended September 30, 1999.

The Company recognized $6,646,000 and $4,777,000 in interest expense for the quarters ended March 31, 2000 and 1999, respectively. Interest expense increased during the quarter ended March 31, 2000, primarily as a result of the higher average interest rate on the Company's Credit Facility and the interest incurred related to the issuance of the $100,000,000 in notes payable in June 1999. However, the increase was partially offset by a decrease in the average borrowing levels of the Company's Credit Facility and the maturity of a $13,150,000 mortgage payable in December 1999.

In May 1999, Services was formed to enable the Company to perform additional development, leasing and disposition services. The Company accounts for its investment in Services under the equity method, and therefore, recognizes 95 percent of the income or loss of Services as equity in earnings of unconsolidated subsidiary. The net losses incurred by Services for the quarter ended March 31, 2000 are primarily due to the nature of the development, leasing and real estate disposition business which provides for revenue recognition upon completion of construction, leasing or disposition of the real estate, while many of the related expenses are recognized as incurred.

Investment Considerations. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently reviewing the Statement, as amended, to see what impact, if any, it will have on the Company's consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 1999.

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

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED this 15th day of May, 2000.



COMMERCIAL NET LEASE REALTY, INC.

By: /s/ Gary M. Ralston
    -------------------
    Gary M. Ralston
    President

By: /s/ Kevin B. Habicht
    --------------------
    Kevin B. Habicht
    Chief Financial Officer