Form 10-K405/A
period 1999-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2000-06-13
CIK 751364

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

The Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 1999, is being amended to include expanded disclosures in Exhibit 13.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of June, 2000.


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

           Signature                       Title                        Date



/s/ James M. Seneff, Jr.       Chairman of the Board of           June 13, 2000
------------------------       Directors Chief Executive
James M. Seneff, Jr.           Officer (Principal Executive
                               Officer)

/s/ Robert A. Bourne           Vice Chairman of the               June 13, 2000
------------------------       Board of Directors
Robert A. Bourne


/s/ Edward Clark               Director                           June 13, 2000
------------------------
Edward Clark


/s/ Clifford R. Hinkle         Director                           June 13, 2000
------------------------
Clifford R. Hinkle


/s/ Ted B. Lanier              Director                           June 13, 2000
------------------------
Ted B. Lanier


/s/ Gary M. Ralston            President                          June 13, 2000
------------------------
Gary M. Ralston


/s/ Kevin B. Habicht           Chief Financial Officer            June 13, 2000
------------------------       (Principal Financial and
Kevin B. Habicht               Accounting Officer),
                               Secretary and Treasurer

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