Form 10-Q/A
period 2000-03-31
COMMERCIAL NET LEASE REALTY INC
filed 2000-06-14
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q/A

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

The Form 10-Q of Commercial Net Lease Realty, Inc. for the quarterly period ended March 31, 2000, is being amended to provide additional disclosure under
Part I, Item 1, "Notes to Consolidated Financial Statements - Basis of Presentation."

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


     In December 1999, the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Revenue Recognition." The Bulletin expressed the SEC's position regarding revenue recognition in financial statements, including income statement presentation and disclosures. The implementation date of the Bulletin is no later than the second quarter of fiscal years beginning after December 15, 1999. The Company does not believe the implementation of this Bulletin will have a material effect on the Company's financial position or results of operations.


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


DATED this 13th day of June, 2000.


COMMERCIAL NET LEASE REALTY, INC.

By: /s/ Gary M. Ralston
    -------------------
    Gary M. Ralston
    President

By: /s/ Kevin B. Habicht
    --------------------
    Kevin B. Habicht
    Chief Financial Officer