Form 10-Q
period 2000-06-30
COMMERCIAL NET LEASE REALTY INC
filed 2000-08-11
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

30,355,096 shares of Common Stock, $0.01 par value, outstanding as of August 11, 2000.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES


                                    CONTENTS


Part I

    Item 1.Financial Statements:                                            Page

           Condensed Consolidated Balance Sheets...............................1

           Condensed Consolidated Statements of Earnings.......................2

           Condensed Consolidated Statements of Cash Flows.....................3

           Notes to Condensed Consolidated Financial Statements................5

    Item 2.Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

    Item 3.Quantitative and Qualitative Disclosures About Market Risk.........13

Part II

    Other Information.........................................................14

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                ASSETS                            June 30,      December 31,
                                                                   2000             1999
                                                               ------------     ------------
Real estate:
   Accounted for using the operating method, net of
      accumulated depreciation and amortization of $25,818
      and $22,023, respectively                                $    541,741     $    546,193
   Accounted for using the direct financing method                  123,482          125,491
Investment in unconsolidated subsidiary                               1,928            4,502
Investment in unconsolidated partnership                              3,852            3,844
Mortgages and accrued interest receivable                            17,553           16,241
Mortgages and other receivables from unconsolidated
   subsidiary                                                        46,723           27,597
Cash and cash equivalents                                             2,101            3,329
Receivables                                                           1,959            2,119
Accrued rental income                                                14,631           13,182
Debt costs, net of accumulated amortization of $3,297 and
   $2,894, respectively                                               2,575            2,964
Other assets                                                          4,945            4,327
                                                               ------------     ------------
         Total assets                                          $    761,490     $    749,789
                                                               ============     ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                                         $    121,500     $    108,700
Mortgages payable                                                    38,360           40,429
Notes payable, net of unamortized discount of $548 and
   $592, respectively, and unamortized interest rate
   hedge gain of $2,199 and $2,434, respectively                    201,651          201,842
Accrued interest payable                                              3,100            2,744
Accounts payable and accrued expenses                                 2,176            1,717
Other liabilities                                                     3,902            2,995
                                                               ------------     ------------
         Total liabilities                                          370,689          358,427
                                                               ------------     ------------

Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized 15,000,000
      shares; none issued or outstanding                                  -                -
   Common stock, $0.01 par value.  Authorized 90,000,000
      shares; issued and outstanding 30,355,096 and
      30,255,939 shares at June 30, 2000 and December 31,
      1999, respectively                                                303              303
   Excess stock, $0.01 par value.  Authorized 105,000,000
      shares; none issued or outstanding                                  -                -
   Capital in excess of par value                                   397,399          396,403
   Accumulated dividends in excess of net earnings                   (6,901)          (5,344)
                                                               ------------     ------------
         Total stockholders' equity                                 390,801          391,362
                                                               ------------     ------------
                                                               $    761,490     $    749,789
                                                               ============     ============

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (dollars in thousands, except per share data)

                                                       Quarter Ended            Six Months Ended
                                                          June 30,                  June 30,
                                                  -----------------------   -----------------------
                                                     2000         1999         2000         1999
                                                  ----------   ----------   ----------   ----------
Revenues:
  Rental income from operating leases             $   14,486   $   14,404   $   30,213   $   28,259
  Earned income from direct financing
     leases                                            3,299        3,494        6,620        7,138
  Contingent rental income                               249          300          521          433
  Development and asset management fees
     from related parties                                 94          460          190        1,504
  Interest from unconsolidated subsidiary                754          184        1,365          184
  Interest - other                                       458          243          924          301
  Other                                                  244           67          338          163
                                                  ----------   ----------   ----------   ----------
                                                      19,584       19,152       40,171       37,982
                                                  ----------   ----------   ----------   ----------

Expenses:
  General operating and administrative                 1,236        1,865        2,486        4,204
  Real estate expenses                                    92           78          192          176
  Interest                                             6,233        5,357       12,879       10,134
  Depreciation and amortization                        2,254        2,060        4,542        4,053
  Expenses incurred in acquiring advisor
     from related party                                  275        3,239          766        8,167
                                                  ----------   ---------    ----------   ----------
                                                      10,090       12,599       20,865       26,734
                                                  ----------   ----------   ----------   ----------

Earnings before equity in earnings of
  unconsolidated subsidiary and
  unconsolidated partnership, and gain on
  sale of real estate                                  9,494        6,553       19,306       11,248

Equity in earnings of unconsolidated
  subsidiary                                          (1,015)        (253)      (2,276)        (253)

Equity in earnings of unconsolidated
  partnership                                             95           94          188          186

Gain on sale of real estate                                -          741            -        5,784
                                                  ----------   ----------   ----------   ----------
Net earnings                                      $    8,574   $    7,135   $   17,218   $   16,965
                                                  ==========   ==========   ==========   ==========

Net earnings per share of common stock:
  Basic                                           $     0.28   $     0.24   $     0.57   $     0.56
                                                  ==========   ==========   ==========   ==========
  Diluted                                         $     0.28   $     0.23   $     0.57   $     0.56
                                                  ==========   ==========   ==========   ==========

Weighted average number of shares outstanding:
  Basic                                           30,353,348   30,369,539   30,339,649   30,205,092
                                                  ==========   ==========   ==========   ==========
  Diluted                                         30,377,957   30,398,186   30,356,790   30,326,275
                                                  ==========   ==========   ==========   ==========


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                     -----------------------
                                                                        2000        1999
                                                                     ----------   ----------

Cash flows from operating activities:
  Net earnings                                                       $   17,218   $   16,965
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                     4,542        4,053
        Amortization of notes payable discount                               44           12
        Amortization of deferred interest rate hedge gain                  (235)         (13)
        Gain on sale of real estate                                           -       (5,784)
        Expenses incurred in acquiring advisor from related
          party                                                             766        8,167
        Equity in earnings of unconsolidated subsidiary, net
          of deferred intercompany profits                                2,574          253
        Distributions  (equity in earnings) from
          unconsolidated partnership net of equity in
          earnings (distributions)                                          (10)           1
        Decrease in real estate leased to others using the
          direct financing method                                           995          883
        Decrease in leasehold interests                                   1,455            -
        Increase in mortgages and accrued interest receivable               155          183
        Decrease in receivables                                             127        1,068
        Increase in accrued rental income                                (1,585)      (1,774)
        Decrease (increase) in other assets                                 470         (244)
        Increase in accrued interest payable                                356           89
        Increase (decrease) in accounts payable and accrued
          expenses                                                         (288)         463
        Increase in other liabilities                                        20          341
                                                                     ----------   ----------
            Net cash provided by operating activities                    26,604       24,663
                                                                     ----------   ----------

Cash flows from investing activities:
  Proceeds from the sale of real estate                                     838       40,103
  Additions to real estate accounted for using the operating
    method                                                               (1,223)     (67,324)
  Additions to real estate accounted for using the direct
    financing method                                                          -       (1,901)
  Increase in mortgages receivable                                         (417)      (3,952)
  Mortgage payments received                                                653           58
  Increase in mortgages and other receivables from
    unconsolidated subsidiary                                           (19,404)      (4,789)
  Increase in other assets                                                 (395)        (351)
  Other                                                                     (53)         486
                                                                     ----------   ----------
            Net cash used in investing activities                       (20,001)     (37,670)
                                                                     ----------   ----------

Cash flows from financing activities:
  Proceeds from line of credit payable                                   25,600       39,300
  Repayment of line of credit payable                                   (12,800)    (105,900)
  Repayment of mortgages payable                                         (2,069)        (899)
  Proceeds from notes payable                                                 -       99,608
  Proceeds from termination of interest rate hedge                            -        2,679
  Payment of debt costs                                                     (14)        (735)
  Proceeds from issuance of common stock                                    279        1,863
  Payment of stock issuance costs                                             -          (40)
  Payment of dividends                                                  (18,775)     (18,666)
  Other                                                                     (52)        (229)
                                                                     ----------   ----------
            Net cash provided by (used in) financing activities          (7,831)      16,981
                                                                     ----------   ----------

                             (dollars in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                     -----------------------
                                                                        2000          1999
                                                                     ----------   ----------

Net increase (decrease) in cash and cash equivalents                     (1,228)       3,974

Cash and cash equivalents at beginning of period                          3,329        1,442
                                                                     ----------   ----------
Cash and cash equivalents at end of period                           $    2,101   $    5,416
                                                                     ==========   ==========

Supplemental schedule of non-cash investing and financing activities:
  Issued 77,470 and 658,222 shares of common stock,
    respectively, in connection with the acquisition of the
    Company's advisor                                                $      766   $    8,167
                                                                     ==========   ==========
  Mortgage note accepted in connection with sale of real estate      $    1,425   $    3,538
                                                                     ==========   ==========

  Real estate and other assets contributed to unconsolidate
    subsidiary in exchange for:
      Non-voting common stock                                        $        -   $    5,700
                                                                     ==========   ==========
      Mortgage receivable                                            $        -   $    8,064
                                                                     ==========   ==========


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from the audited financial statements as of that date.

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

      In December 1999, the Securities and Exchange Commission (the "SEC") published Staff Accounting Bulletin 101, "Revenue Recognition." The Bulletin expressed the SEC's position regarding revenue recognition in financial statements, including income statement presentation and disclosures. The implementation date of the Bulletin, as amended, is no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not believe the implementation of this Bulletin will have a material effect on the Company's financial position or results of operations.

2.    Leases:
      ------

      The Company generally leases its real estate to operators of major retail businesses. As of June 30, 2000, 180 of the leases have been classified as operating leases and 83 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 47 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2001 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Line of Credit Payable:
      ----------------------

      In September 1999, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). In May 2000, the Company exercised its option to extend the revolving credit maturity date to July 30, 2001. As of June 30, 2000 and December 31, 1999, the outstanding principal balance was $121,500,000 and $108,700,000, respectively, plus accrued interest of $448,000 and $135,000, respectively.

4.    Earnings Per Share:
      ------------------

      The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for:

                                              Quarter Ended             Six Months Ended
                                                June 30,                     June 30,
                                        -------------------------   -------------------------
                                            2000         1999           2000         1999
                                        -----------   -----------   -----------  ------------
      Basic Earnings Per Share:
         Net earnings                   $ 8,574,000   $ 7,135,000   $17,218,000   $16,965,000
                                        ===========   ===========   ===========   ===========

         Weighted average number
            of shares outstanding        30,271,506    29,667,539    30,264,824    29,629,587

         Merger contingent shares            81,842       702,000        74,825       575,505
                                        -----------   -----------   -----------   -----------

         Weighted average number
            of shares outstanding
            used in basic earnings
            per share                    30,353,348    30,369,539    30,339,649    30,205,092
                                        ===========   ===========   ===========   ===========

         Basic earnings per share       $      0.28   $      0.24   $      0.57   $      0.56
                                        ===========   ===========   ===========   ===========

      Diluted Earnings Per Share:
         Net earnings                   $ 8,574,000   $ 7,135,000   $17,218,000   $16,965,000
                                        ===========   ===========   ===========   ===========

         Weighted average number
            of shares outstanding        30,271,506    29,667,539    30,264,824    29,629,587

         Effect of dilutive
            securities:
            Stock options                     1,052        10,171           531         7,339
            Merger contingent shares        105,399       720,476        91,435       689,349
                                        -----------   -----------   -----------   -----------

         Weighted average number
            of shares outstanding
            used in diluted
            earnings per share           30,377,957    30,398,186    30,356,790    30,326,275
                                        ===========   ===========   ===========   ===========


         Diluted earnings per share     $      0.28   $      0.23   $      0.57   $      0.56
                                        ===========   ===========   ===========   ===========


      The following represents the number of options of common stock which were not included in computing diluted earnings per share because their effects were antidilutive:

                                              Quarter Ended              Six Months Ended
                                                June 30,                     June 30,
                                        -------------------------   -------------------------
                                            2000         1999           2000          1999
                                        -----------   -----------   ------------  -----------

      Antidilutive potential common
         stock                            1,658,663     1,477,755     1,662,294     1,567,772
                                        ===========   ===========   ===========   ===========

5.    Related Party Transactions:
      --------------------------

      In connection with the mortgages and other receivables from the Company's unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. ("Services"), the Company received $1,384,000 and $191,000 in interest and fees during the six months ended June 30, 2000 and 1999, respectively. In addition, Services paid the Company $204,000 and $37,000 in expense reimbursements for accounting services provided by the Company during the six months ended June 30, 2000 and 1999, respectively.

      In April 2000, the Company entered into the Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement with Services, which amended Services' existing credit agreement with the Company by (i) increasing the borrowing capacity from $30,000,000 to $50,000,000, and (ii) extending the expiration date to July 30, 2001. In addition, the Company entered into the Modification of Secured Revolving Line of Credit and Security Agreement with a wholly-owned subsidiary of Services, which amended its existing $20,000,000 revolving credit facility with the Company by extending the expiration date to July 30, 2001.

6.    Segment Information:
      -------------------

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

      The following tables represent the revenues, expenses and asset allocation for the two segments and the Company's consolidated totals at (dollars in thousands):

                                       Rental and
                                         Earned          Fee                       Consolidated
                                         Income         Income       Corporate        Totals
                                      ------------   ------------   ------------   ------------
June 30, 2000 and for
  the quarter then ended
-------------------------
    Revenues                          $     18,673   $        911   $          -   $     19,584
    General operating and
      administrative expenses                  901             44            291          1,236
    Real estate expenses                        92              -              -             92
    Interest expense                         6,233              -              -          6,233
    Depreciation and amortization            2,225             25              4          2,254
    Expenses incurred in acquiring
      advisor from related party                 -              -            275            275
    Equity in earnings of
      unconsolidated subsidiary                            (1,015)             -         (1,015)
    Equity in earnings of
      unconsolidated partnership                95              -              -             95
                                      ------------   ------------   ------------   ------------
    Net earnings                      $      9,317   $       (173)  $       (570)  $      8,574
                                      ============   ============   ============   ============

    Assets                            $    761,325   $         83   $         82   $    761,490
                                      ============   ============   ============   ============
    Additions to long-lived assets:
      Real estate                     $      1,089   $          -   $          -   $      1,089
                                      ============   ============   ============   ============
      Other                           $         39   $          1   $          -   $         40
                                      ============   ============   ============   ============

June 30, 1999 and for
  the quarter then ended
-------------------------
    Revenues                          $     18,446   $        706   $          -   $     19,152
    General operating and
      administrative expenses                1,517            226            122          1,865
    Real estate expenses                        78              -              -             78
    Interest expense                         5,357              -              -          5,357
    Depreciation and amortization            2,047              9              4          2,060
    Expenses incurred in acquiring
      advisor from related party                 -              -          3,239          3,239
    Equity in earnings of
      unconsolidated subsidiary                  -           (253)             -           (253)
    Equity in earnings of
      unconsolidated partnership                94              -              -             94
    Gain on sale of real estate                741              -              -            741
                                      ------------   ------------   ------------   ------------
    Net earnings                      $     10,282   $        218   $     (3,365)  $      7,135
                                      ============   ============    ===========   ============

    Assets                            $    726,843   $         39   $        133   $    727,015
                                      ============   ============   ============   ============
    Additions to long-lived assets:
      Real estate                     $     44,586   $          -   $          -   $     44,586
                                      ============   ============   ============   ============
      Other                           $         23   $          -   $         50   $         73
                                      ============   ============   ============   ============

June 30, 2000 and for
  the six months then ended
----------------------------
    Revenues                          $     38,494   $      1,677   $          -   $     40,171
    General operating and
      administrative expenses                1,849             92            545          2,486
    Real estate expenses                       192              -              -            192
    Interest expense                        12,879              -              -         12,879
    Depreciation and amortization            4,485             49              8          4,542
    Expenses incurred in acquiring
      advisor from related party                 -              -            766            766
    Equity in earnings of
      unconsolidated subsidiary                  -         (2,276)             -         (2,276)
    Equity in earnings of
      unconsolidated partnership               188              -              -            188
                                      ------------   ------------   ------------   ------------
    Net earnings                      $     19,277   $       (740)  $     (1,319)  $     17,218
                                      ============   ============   ============   ============

    Assets                            $    761,325   $         83   $         82   $    761,490
                                      ============   ============   ============   ============
    Additions to long-lived assets:
      Real estate                     $      1,223   $          -   $          -   $      1,223
                                      ============   ============   ============   ============
      Other                           $         68   $          2   $          -   $         70
                                      ============   ============   ============   ============

June 30, 1999 and for
  the six months then ended
----------------------------
    Revenues                          $     36,161   $      1,821   $          -   $     37,982
    General operating and
      administrative expenses                3,056            717            431          4,204
    Real estate expenses                       176              -              -            176
    Interest expense                        10,134              -              -         10,134
    Depreciation and amortization            4,006             35             12          4,053
    Expenses incurred in acquiring
      advisor from related party                 -              -          8,167          8,167
    Equity in earnings of
      unconsolidated subsidiary                  -           (253)             -           (253)
    Equity in earnings of
      unconsolidated partnership               186              -              -            186
    Gain on sale of real estate              5,784              -              -          5,784
                                      ------------   ------------   ------------   ------------
    Net earnings                      $     24,759   $        816   $     (8,610)  $     16,965
                                      ============   ============   ============   ============

    Assets                            $    726,843   $         39   $        133   $    727,015
                                      ============   ============   ============   ============
    Additions to long-lived assets:
      Real estate                     $     69,225   $          -   $          -   $     69,225
                                      ============   ============   ============   ============
      Other                           $         92   $         81   $         31   $        204
                                      ============   ============   ============   ============


7.    Subsequent Event:
      ----------------

      In July 2000, the Company declared dividends to its shareholders of $9,410,000 or $0.31 per share of common stock, payable in August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. is a fully integrated, self-administrated real estate investment trust that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of June 30, 2000, Commercial Net Lease Realty, Inc. and its subsidiaries (the "Company") owned, either directly or through a partnership interest, 276 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions and development have been met from operations and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 2000 and 1999, the Company generated $26,604,000 and $24,663,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, is primarily the result of changes in revenues and expenses as discussed in "Results of Operations."

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

In April 2000, the Company entered into the Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement with the Company's unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc.("Services"), which amended Services' existing credit agreement with the Company by (i) increasing the borrowing capacity from $30,000,000 to
$50,000,000, and (ii) extending the expiration date to July 30, 2001. In addition, the Company entered into the Modification of Secured Revolving Line of Credit and Security Agreement with a wholly-owned subsidiary of Services, which amended its existing $20,000,000 revolving credit facility with the Company by extending the expiration date to July 30, 2001.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 2000 and 1999, the Company declared and paid dividends to its stockholders of $18,775,000 and $18,666,000, respectively, or $0.62 per share of common stock. In July 2000, the Company declared dividends to its shareholders of $9,410,000 or $0.31 per share of common stock, payable in August 2000.

Results of Operations
---------------------

As of June 30, 2000 and 1999, the Company owned 267 and 266 wholly-owned Properties, respectively, 263 and 262, respectively, of which were leased to operators of major retail businesses. In addition, during the six months ended June 30, 2000, the Company sold one property which was leased during 2000. During the six months ended June 30, 1999, the Company sold 41 properties which were leased during 1999 and one property which was vacant. During the six months ended June 30, 2000 and 1999, the Company earned $37,354,000 and $35,830,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"), $18,034,000 and $18,198,000 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in Rental Income during the six months ended June 30, 2000, is primarily a result of the facts that (i) the 36 Properties acquired and 15 buildings upon which construction was completed during 1999 were operational for a full six months in 2000 and (ii) the Company received non-recurring additional rental income of $1,096,000 related to the termination of leases on two of its properties. The decrease in Rental Income for the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, is primarily attributable to the decrease in earned income as a result of the sale of one property accounted for using the direct financing method.


During the six months ended June 30, 2000 and 1999, the Company earned $190,000 and $1,504,000, respectively, in development and asset management fees, $94,000 and $460,000 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The fees earned during 2000 were primarily earned by the Company's build-to-suit development operation. In May 1999, the Company transferred its build-to-suit development operation to Commercial Net Lease Realty Services, Inc., a 95 percent owned taxable unconsolidated subsidiary. Development fees earned by Services during the quarter and six months ended June 30, 2000 are included in the Company's equity in earnings of unconsolidated subsidiary.

During  the six  months  ended  June  30,  2000 and  1999,  the  Company  earned
$2,289,000 and $485,000, respectively, in interest income, $1,212,000 and $427,000 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in interest earned during 2000 is attributable to the interest earned on the mortgages receivable and the mortgages and other receivables from Services issued during 1999.

During the six months ended June 30, 2000 and 1999, operating expenses, excluding interest and including depreciation and amortization, were $7,986,000 and $16,600,000, respectively, (19.9% and 43.7%, respectively, of total revenues) $3,857,000 and $7,242,000 (19.7% and 37.8%, respectively, of total revenues) of which was incurred during the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses for the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, is attributable to the decrease in charges related to the costs incurred in acquiring the Company's external advisor from a related party and the decrease in general operating and administrative expenses as a result of the transfer of the Company's build-to-suit development operation to Services. The decrease in operating expenses was partially offset by an increase in depreciation and amortization expense as a result of a full quarter and six months of depreciation and amortization expense relating to the 36 Properties and 15 buildings acquired during 1999. The increase in depreciation and amortization expense was partially offset by a decrease in depreciation and amortization expense related to the sale of 42 properties during the six months ended June 30, 1999.

The Company recognized $12,879,000 and $10,134,000 in interest expense for the six months ended June 30, 2000 and 1999, respectively, $6,233,000 and $5,357,000 of which was incurred during the quarters ended June 30, 2000 and 1999, respectively. Interest expense increased during the quarter and six months ended June 30, 2000, primarily as a result of the higher average interest rate on the Company's Credit Facility and the interest incurred related to the issuance of the $100,000,000 in notes payable in June 1999. However, the increase was partially offset by a decrease in the average borrowing levels of the Company's Credit Facility and the maturity of a $13,150,000 mortgage payable in December 1999.

In May 1999, Services was formed to enable the Company to perform additional development, leasing and disposition services. The Company accounts for its investment in Services under the equity method, and therefore, recognizes 95 percent of the income or loss of Services as equity in earnings of unconsolidated subsidiary. The net losses incurred by Services for the quarter and six months ended June 30, 2000 are primarily due to the nature of the development, leasing and real estate disposition business which provides for revenue recognition upon completion of construction, leasing or disposition of the real estate, while many of the related expenses are recognized as incurred.

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

Item 2.    Changes in Securities and Use of Proceeds.  Not applicable.

Item 3.    Defaults Upon Senior Securities.  Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           On June 16, 2000, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert
           A. Bourne (25,175,064 for and 762,788 withheld), Edward Clark (25,147,194 for and 790,658 withheld), Kevin B. Habicht (25,590,569 for and 347,283 withheld), Clifford R. Hinkle (25,555,662 for and 382,190 withheld), Richard B. Jennings (25,562,160 for and 375,692 withheld), Ted B. Lanier (25,583,914 for and 353,938 withheld), Gary
           M. Ralston (25,590,171 for and 347,681 withheld) and James M. Seneff, Jr. (24,088,935 for and 1,848,917 withheld). In addition, the shareholders voted to approve the 2000 Performance Incentive Plan (14,060,779 for, 1,542,265 against and 314,735 abstain).

Item 5.    Other Information.  Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) The following exhibits are filed as a part of this report.

              3.1   First Amended and Restated Articles of Incorporation of the
                    Registrant   (filed  as  Exhibit  3.1  to  the  Registrant's
                    Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

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

              10.4 Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

              10.5 Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

              10.6 Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

              10.7 Secured Promissory Note, dated January 19, 1996 among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

              10.8 Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

              10.9 Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

              10.10 Fifth  Amended  and  Restated  Line of Credit  and  Security
                    Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed herewith).

              27    Financial Data Schedule (filed herewith).

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED this 11th day of August, 2000.



COMMERCIAL NET LEASE REALTY, INC.

By: /s/ Gary M. Ralston
    -------------------
     Gary M. Ralston
     President and Director

By:  /s/ Kevin B. Habicht
     --------------------
     Kevin B. Habicht
     Chief Financial Officer and Director