Form 10-Q
period 2000-09-30
COMMERCIAL NET LEASE REALTY INC
filed 2000-11-13
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                       or

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

30,395,897 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2000.

                      COMMERCIAL NET LEASE REALTY, INC.

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


   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11


   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........14


Part II

   Other Information..........................................................15

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share data)

                                                       September 30,      December 31,
                                                           2000              1999
                                                       -------------     -------------
                      ASSETS

Real estate:
   Accounted for using the operating method, net
     of accumulated depreciation and amortization
     of $27,756 and $22,023, respectively              $     540,774     $     546,193
   Accounted for using the direct financing
     method                                                  122,963           125,491
Investment in unconsolidated subsidiary                          790             4,502
Investment in unconsolidated partnership                       3,862             3,844
Mortgages and accrued interest receivable                     16,615            16,241
Mortgages and other receivables from
     unconsolidated subsidiary                                62,684            27,597
Cash and cash equivalents                                      3,346             3,329
Receivables                                                    1,740             2,119
Accrued rental income                                         15,355            13,182
Debt costs, net of accumulated amortization of
   $3,421 and $2,894, respectively                             2,755             2,964
Other assets                                                   4,847             4,327
                                                       -------------     -------------
       Total assets                                    $     775,731     $     749,789
                                                       =============     =============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable                                 $     117,800     $     108,700
Mortgages payable                                             37,861            40,429
Notes payable, net of unamortized discount of
   $650 and $592, respectively, and unamortized
   interest rate hedge gain of $2,077 and
   $2,434, respectively                                      221,427           201,842
Accrued interest payable                                       3,431             2,744
Accounts payable and accrued expenses                          1,220             1,717
Other liabilities                                              3,615             2,995
                                                       -------------     -------------
       Total liabilities                                     385,354           358,427
                                                       -------------     -------------

Stockholders' equity:
   Preferred stock, $0.01 par value.  Authorized
     15,000,000 shares; none issued or outstanding                 -                 -
   Common stock, $0.01 par value.  Authorized
     90,000,000 shares; issued and outstanding
     30,395,897 and 30,255,939 shares at September
     30, 2000 and December 31, 1999, respectively                304               303
   Excess stock, $0.01 par value.  Authorized
     105,000,000 shares; none issued or outstanding                -                 -
   Capital in excess of par value                            397,830           396,403
   Accumulated dividends in excess of net earnings            (7,757)           (5,344)
                                                       -------------     -------------
       Total stockholders' equity                            390,377           391,362
                                                       -------------     -------------
                                                       $     775,731     $     749,789
                                                       =============     =============

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (dollars in thousands, except per share data)

                                                Quarter Ended            Nine Months Ended
                                                September 30,               September 30,
                                               2000        1999           2000         1999
                                           ----------   ----------     ----------   ----------
Revenues:
   Rental income from operating leases     $   14,776   $   14,552     $   44,989   $   42,811
   Earned income from direct
     financing leases                           3,285        3,366          9,905       10,504
   Contingent rental income                       247          238            768          671
   Development and asset management
     fees from related parties                     95          560            285        2,021
   Interest from unconsolidated
     subsidiary and other mortgages
     receivable                                 1,591          152          3,880          638
   Other                                          174          115            512          320
                                           ----------   ----------     ----------   ----------
                                               20,168       18,983         60,339       56,965
                                           ----------   ----------     ----------   ----------

Expenses:
   General operating and
   administrative                               1,223        1,202          3,709        5,406
   Real estate expenses                           120           92            312          268
   Interest                                     6,768        5,663         19,647       15,797
   Depreciation and amortization                2,204        2,230          6,746        6,283
   Expenses incurred in acquiring
     advisor from related party                   297          794          1,063        8,961
                                           ----------   ----------     ----------   ----------
                                               10,612        9,981         31,477       36,715
                                           ----------   ----------     ----------   ----------

Earnings before equity in earnings
   of unconsolidated subsidiary and
   unconsolidated partnership, and
   gain on sale of real estate                  9,556        9,002         28,862       20,250

Equity in earnings of
   unconsolidated subsidiary                   (1,096)        (299)        (3,372)        (552)

Equity in earnings of
   unconsolidated partnership                      95           93            283          279

Gain on sale of real estate                         -            -              -        5,784
                                           ----------   ----------     ----------   ----------

Net earnings                               $    8,555   $    8,796     $   25,773   $   25,761
                                           ==========   ==========     ==========   ==========

Net earnings per share of common stock:
   Basic                                   $     0.28   $     0.29     $     0.85   $     0.85
                                           ==========   ==========     ==========   ==========
   Diluted                                 $     0.28   $     0.29     $     0.85   $     0.85
                                           ==========   ==========     ==========   ==========

Weighted average number of shares outstanding:
   Basic                                   30,408,187   30,425,097     30,346,450   30,279,232
                                           ==========   ==========     ==========   ==========
   Diluted                                 30,434,763   30,448,811     30,382,827   30,367,306
                                           ==========   ==========     ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                           2000       1999
                                                          --------  --------
Cash flows from operating activities:
   Net earnings                                           $ 25,773  $ 25,761
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                       6,746     6,283
         Amortization of notes payable discount                 68        34
         Amortization of deferred interest rate hedge
         gain                                                 (357)     (129)
         Gain on sale of real estate                             -    (5,784)
         Expenses incurred in acquiring advisor from
           related party                                     1,063     8,961
         Equity in earnings of unconsolidated
           subsidiary, net of deferred intercompany
           profits                                           3,712       930
         Distributions  (equity in earnings) from
           unconsolidated partnership net of equity
           in earnings (distributions)                         (20)        2
         Decrease in real estate leased to others
           using the direct financing method                 1,514     1,333
         Decrease in leasehold interests                     1,454         -
         Decrease in mortgages and accrued interest
         receivable                                            565       261
         Decrease in receivables                               279     1,162
         Increase in accrued rental income                  (2,309)   (2,919)
         Increase in other assets                             (322)     (236)
         Increase in accrued interest payable                  687       249
         Increase (decrease) in accounts payable and
         accrued expenses                                     (432)      574
         Increase (decrease) in other liabilities              639      (132)
                                                          --------  --------
           Net cash provided by operating activities        39,060    36,350
                                                          --------  --------

Cash flows from investing activities:
   Proceeds from the sale of real estate                       838    40,103
   Additions to real estate accounted for using the
     operating method                                       (2,898)  (72,611)
   Additions to real estate accounted for using the
     direct financing method                                     -    (1,901)
   Increase in mortgages receivable                           (492)   (3,952)
   Mortgage payments received                                1,659       101
   Increase in mortgages and other receivables from
     unconsolidated subsidiary                             (35,768)  (23,053)
   Increase in other assets                                   (561)     (262)
   Other                                                       (94)      377
                                                          --------  --------
           Net cash used in investing activities           (37,316)  (61,198)
                                                          --------  --------

Cash flows from financing activities:
   Proceeds from line of credit payable                     51,300    61,100
   Repayment of line of credit payable                     (42,200)  (109,40)
   Repayment of mortgages payable                           (2,568)   (1,362)
   Proceeds from notes payable                              19,874    99,608
   Proceeds from termination of interest rate hedge              -     2,679
   Payment of debt costs                                      (303)   (1,334)
   Proceeds from issuance of common stock                      416     2,018
   Payment of dividends                                    (28,186)  (28,069)
   Other                                                       (60)     (239)
                                                          --------  --------
           Net cash provided by (used in) financing
             activities                                     (1,727)   25,001
                                                          --------  --------

     See accompanying notes to condensed consolidated financial statements.

                            (dollars in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                            2000      1999
                                                          --------  --------

Net increase in cash and cash equivalents                       17       153

Cash and cash equivalents at beginning of period             3,329     1,442
                                                          --------  --------

Cash and cash equivalents at end of period                $  3,346  $  1,595
                                                          ========  ========

Supplemental schedule of non-cash investing and
   financing activities:
     Issued 105,399 and 720,476 shares of common stock,
       respectively, in connection with the acquisition
       of the Company's advisor                           $  1,063  $  8,961
                                                          ========  ========
     Mortgage note accepted in connection with sale
       of real estate                                     $  1,425  $  3,538
                                                          ========  ========
     Real estate and other assets contributed to
       unconsolidated subsidiary in exchange for:
         Non-voting common stock                          $      -  $  5,700
                                                          ========  ========
         Mortgage receivable                              $      -  $  8,064
                                                          ========  ========

     See accompanying notes to condensed consolidated financial statements.

                        COMMERCIAL NET LEASE REALTY, INC.
                                and SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Nine Months Ended June 30, 1999 and 1998

1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from the audited financial statements as of that date.

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

2.   Leases:
     ------

     The Company generally leases its real estate to operators of major retail businesses. As of September 30, 2000, 181 of the leases have been classified as operating leases and 83 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 47 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2001 and 2020) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.   Line of Credit Payable:
     ----------------------

     In September 1999, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility (the "Credit Facility"). In May 2000, the Company exercised its option to extend the revolving credit maturity date to July 30, 2001. As of September 30, 2000 and December 31, 1999, the outstanding principal balance was $117,800,000 and $108,700,000, respectively, plus accrued interest of $484,000 and $135,000, respectively.

4.   Notes Payable:
     -------------

     In September 2000, the Company filed a prospectus supplement to its $300,000,000 shelf registration statement and issued $20,000,000 of 8.5% Notes due 2010 (the "Notes"). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $19,874,000 with interest payable semi-annually commencing on March 20, 2001. The discount of $126,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method.

     The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 3 dated September 20, 2000 for the Notes.

     In connection with the debt offering, the Company incurred debt issuance costs totaling $225,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

5.   Earnings Per Share:
     ------------------

     The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for:

                                                 Quarter Ended           Nine Months Ended
                                                 September 30,             September 30,
                                           -----------  -----------    -----------  -----------
                                               2000        1999           2000         1999
                                           -----------  -----------    -----------  -----------

     Basic Earnings Per Share:
       Net earnings                        $ 8,555,000  $ 8,796,000    $25,773,000  $25,761,000
                                           ===========  ===========    ===========  ===========

       Weighted average number of
         shares outstanding                 30,284,202   29,680,089   30,271,330   29,646,606

       Merger contingent
         shares                                123,985      745,008         75,120      632,626
                                           -----------  -----------    -----------  -----------

       Weighted average number of
         shares outstanding used in
         basic earnings per share           30,408,187   30,425,097     30,346,450   30,279,232
                                           ===========  ===========    ===========  ===========

       Basic earnings per share            $      0.28  $      0.29    $      0.85  $      0.85
                                           ===========  ===========    ===========  ===========

     Diluted Earnings Per Share:
       Net earnings                        $ 8,555,000  $ 8,796,000    $25,773,000  $25,761,000
                                           ===========  ===========    ===========  ===========

       Weighted average number of
         shares outstanding                 30,284,202   29,680,089     30,271,330   29,646,606

       Effect of dilutive securities:
         Stock options                             403        1,854            488        5,511
         Merger contingent shares              150,158      766,868        111,009      715,189
                                           -----------  -----------    -----------  -----------

       Weighted average number of
         shares outstanding used in
         diluted earnings per share         30,434,763   30,448,811     30,382,827   30,367,306
                                           ===========  ===========    ===========  ===========

       Diluted earnings per share          $      0.28  $      0.29    $      0.85  $      0.85
                                           ===========  ===========    ===========  ===========


     The following represents the number of options of common stock which were not included in computing diluted earnings per share because their effects were antidilutive:

                                        Quarter Ended       Nine Months Ended
                                        September 30,         September 30,
                                    ---------  ---------  ---------  ---------
                                      2000        1999      2000        1999
                                    ---------  ---------  ---------  ---------
     Antidilutive potential
       common stock                 1,943,558  1,642,159  1,756,048    859,000
                                    =========  =========  =========  =========

6.   Related Party Transactions:
     --------------------------

     In connection with the mortgages and other receivables from the Company's unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. ("Services"), the Company received $3,138,000 and $844,000 in interest and fees during the nine months ended September 30, 2000 and 1999, respectively. In addition, Services paid the Company $305,000 and $93,000 in expense reimbursements for accounting services provided by the Company during the nine months ended September 30, 2000 and 1999, respectively.

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

     In September 2000, a wholly-owned subsidiary of Services entered into a $6,000,000 loan agreement with an affiliate in which certain officers of the Company own an equity interest. The loan is collateralized by substantially all of the assets of the affiliate.

7.   Segment Information:
     -------------------

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

     The following tables represent the revenues, expenses and asset allocation for the two segments and the Company's consolidated totals at (dollars in thousands):

                                       Rental and        Fee                    Consolidated
                                     Earned Income      Income     Corporate       Totals
                                      ------------  ------------  ------------  ------------
September 30, 2000 and for
  the quarter then ended
  ----------------------
    Revenues                          $     18,857  $      1,311  $          -  $     20,168
    General operating and
      administrative expenses                1,008            45           170         1,223
    Real estate expenses                       120             -             -           120
    Interest expense                         6,768             -             -         6,768
    Depreciation and amortization            2,170            29             5         2,204
    Expenses incurred in
      acquiring advisor from
      related party                              -             -           297           297
    Equity in earnings of
      unconsolidated subsidiary                  -        (1,096)            -        (1,096)
    Equity in earnings of
      unconsolidated partnership                95             -             -            95
                                      ------------  ------------  ------------  ------------
    Net earnings                      $      8,886  $        141  $       (472) $      8,555
                                      ============  ============  ============  ============

    Assets                            $    775,562  $         86  $         83  $    775,731
                                      ============  ============  ============  ============
    Additions to long-lived
      assets:
        Real estate                   $      1,675  $          -  $          -  $      1,675
                                      ============  ============  ============  ============
        Other                         $         61  $          3 $           1  $         65
                                      ============  ============  ============  ============

September 30, 1999 and for
  the quarter then ended
  ----------------------
    Revenues                          $     18,390  $        593  $          -  $     18,983
    General operating and
      administrative expenses                1,053           106            43         1,202
    Real estate expenses                        92             -             -            92
    Interest expense                         5,663             -             -         5,663
    Depreciation and amortization            2,215             8             7         2,230
    Expenses incurred in
      acquiring advisor from
      related party                              -             -           794           794
    Equity in earnings of
      unconsolidated subsidiary                  -          (299)            -          (299)
    Equity in earnings of
      unconsolidated partnership                93             -             -            93
                                      ------------  ------------  ------------  ------------
    Net earnings                      $      9,460  $        180  $       (844) $      8,796
                                      ============  ============  ============  ============

    Assets                            $    743,814  $         39  $        133  $    743,986
                                      ============  ============  ============  ============
    Additions to long-lived
      assets:
        Real estate                   $      5,287  $          -  $          -  $      5,287
                                      ============  ============  ============  ============
        Other                         $          4  $          -  $          -  $          4
                                      ============  ============  ============  ============


September 30, 2000 and for
  the nine months then ended
  --------------------------
    Revenues                          $     57,351  $      2,988  $          -  $     60,339
    General operating and
      administrative expenses                2,857           137           715         3,709
    Real estate expenses                       312             -             -           312
    Interest expense                        19,647             -             -        19,647
    Depreciation and amortization            6,655            78            13         6,746
    Expenses incurred in acquiring
      advisor from related party                 -             -         1,063         1,063
    Equity in earnings of
      unconsolidated subsidiary                  -        (3,372)            -        (3,372)
    Equity in earnings of
      unconsolidated partnership               283             -             -           283
                                      ------------  ------------  ------------  ------------
    Net earnings                      $     28,163  $       (599) $     (1,791) $     25,773
                                      ============  ============  ============  ============

    Assets                            $    775,562  $         86  $         83    $  775,731
                                      ============  ============  ============  ============
    Additions to long-lived
      assets:
        Real estate                   $      2,898  $          -  $          -  $      2,898
                                      ============  ============  ============  ============
        Other                         $        129  $          5  $          1  $        135
                                      ============  ============  ============  ============


September 30, 1999 and for
  the nine months then ended
  --------------------------
    Revenues                          $     54,551  $      2,414  $          -  $     56,965
    General operating and
      administrative expenses                4,109           823           474         5,406
    Real estate expenses                       268             -             -           268
    Interest expense                        15,797             -             -        15,797
    Depreciation and amortization            6,221            43            19         6,283
    Expenses incurred in acquiring
      advisor from related party                 -             -         8,961         8,961
    Equity in earnings of
      unconsolidated subsidiary                  -          (552)            -          (552)
    Equity in earnings of
      unconsolidated partnership               279             -             -           279
    Gain on sale of real estate              5,784             -             -         5,784
                                      ------------  ------------  ------------  ------------
    Net earnings                      $     34,219  $        996  $     (9,454) $     25,761
                                      ============  ============  ============  ============

    Assets                            $    743,814  $         39  $        133  $    743,986
                                      ============  ============  ============  ============
    Additions to long-lived
      assets:
        Real estate                   $     74,512  $          -  $          -  $     74,512
                                      ============  ============  ============  ============
        Other                         $        131  $        158  $         78  $        367
                                      ============  ============  ============  ============

8.   Subsequent Events:
     -----------------

     In October 2000, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility which amended certain provisions of the Company's existing Credit Facility and which expires on October 31, 2003.

     In October 2000, the Company declared dividends to its shareholders of $9,575,000 or $0.315 per share of common stock, payable in November 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

Commercial Net Lease Realty, Inc. is a fully integrated, self-administrated real estate investment trust that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of September 30, 2000, Commercial Net Lease Realty, Inc. and its subsidiaries (the "Company") owned, either directly or through a partnership interest, 277 properties (the "Properties") substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources
-------------------------------

General. Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, and for the payment of interest on its outstanding indebtedness. Generally, cash needs for items other than property acquisitions and development have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 2000 and 1999, the Company generated $39,060,000 and $36,350,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is primarily the result of changes in revenues and expenses as discussed in "Results of Operations."

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

In April 2000, the Company entered into the Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement with the Company's unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. ("Services"), which amended Services' existing credit agreement with the Company by (i) increasing the borrowing capacity from $30,000,000 to $50,000,000, and
(ii) extending the expiration date to July 30, 2001. In addition, the Company entered into the Modification of Secured Revolving Line of Credit and Security Agreement with a wholly-owned subsidiary of Services, which amended its existing $20,000,000 revolving credit facility with the Company by extending the expiration date to July 30, 2001.

In October 2000, the Company entered into an amended and restated loan agreement for a $200,000,000 revolving credit facility which amended certain provisions of the Company's existing Credit Facility and which expires on October 31, 2003.

Management believes that the Company's current capital resources (including cash on hand), coupled with the Company's borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Debt Securities. In September 2000, the Company filed a prospectus supplement to its $300,000,000 shelf registration statement and issued $20,000,000 of 8.5% Notes due 2010 (the "Notes"). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $19,874,000 with interest payable semi-annually commencing on March 20, 2001. The discount of $126,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method.

The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 3 dated September 20, 2000 for the Notes.

In connection with the debt offering, the Company incurred debt issuance costs totaling $225,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds from the debt offering were used to pay down outstanding indebtedness of the Company's Credit Facility.

Dividends. One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the nine months ended September 30, 2000 and 1999, the Company declared and paid dividends to its stockholders of $28,186,000 and $28,069,000, respectively, or $0.93 per share of common stock. In October 2000, the Company declared dividends to its shareholders of $9,575,000 or $0.315 per share of common stock, payable in November 2000.

Results of Operations
---------------------

As of September 30, 2000 and 1999, the Company owned 268 and 272 wholly-owned Properties, respectively, 264 and 269, respectively, substantially all of which were leased to operators of major retail businesses. In addition, during the nine months ended September 30, 2000, the Company sold one property which was leased during 2000. During the nine months ended September 30, 1999, the Company sold 41 properties which were leased during 1999 and one property which was vacant. During the nine months ended September 30, 2000 and 1999, the Company earned $55,662,000 and $53,986,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income ("Rental Income"), $18,308,000 and $18,156,000 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in Rental Income during the nine months and quarter ended September 30, 2000, is primarily a result of the facts that (i) the 36 Properties acquired and 15 buildings upon which construction was completed during 1999 were operational for a full nine months in 2000 and (ii) the Company received non-recurring additional rental income of $1,332,000 related to the termination of leases on three of its properties.

During the nine months ended September 30, 2000 and 1999, the Company earned $441,000 and $2,113,000, respectively, in development and asset management fees, $151,000 and $609,000 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. In May 1999, the Company transferred its build-to-suit development operation to Commercial Net Lease Realty Services, Inc., a 95 percent owned, taxable unconsolidated subsidiary. Development fees earned by Services during the quarter and nine months ended September 30, 2000 and during the quarter ended September 30, 1999, are included in the Company's equity in earnings of unconsolidated subsidiary. In addition, during the quarter ended September 30, 1999, the Company earned $506,000 of asset management fees from an affiliate of Services.

During the nine months ended September 30, 2000 and 1999, the Company earned $3,880,000 and $638,000, respectively, in interest income, $1,591,000 and $152,000 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in interest earned during 2000 is attributable to the interest earned on the mortgages receivable and the mortgages and other receivables from Services issued during 1999.

During the nine months ended September 30, 2000 and 1999, operating expenses, excluding interest and including depreciation and amortization, were $11,830,000 and $20,918,000, respectively, (19.6% and 36.7%, respectively, of total revenues) $3,844,000 and $4,318,000 (19.1% and 22.7%, respectively, of total revenues) of which was incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, is attributable to the decrease in charges related to the costs incurred in acquiring the Company's external advisor from a related party and the decrease in general operating and administrative expenses as a result of the transfer of the Company's build-to-suit development operation to Services. The decrease in operating expenses was partially offset by an increase in depreciation and amortization expense as a result of a full quarter and nine months of depreciation and amortization expense relating to the 36 Properties and 15 buildings acquired during 1999. The increase in depreciation and amortization expense was partially offset by a decrease in depreciation and amortization expense related to the sale of 42 properties during the nine months September 30, 1999. The decrease in operating expenses for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999 is attributable to the decrease in charges related to the costs incurred in acquiring the Company's external advisor from a related party and a decrease in depreciation and amortization expense as a result of the loan costs related to the Company's Credit Facility being fully amortized as of the maturity date of the Credit Facility in July 2000.

The Company recognized $19,647,000 and $15,797,000 in interest expense for the nine months ended September 30, 2000 and 1999, respectively, $6,768,000 and $5,663,000 of which was incurred during the quarters ended September 30, 2000 and 1999, respectively. Interest expense increased during the quarter and nine months ended September 30, 2000, primarily as a result of the higher average interest rate on the Company's Credit Facility and the interest incurred related to the issuance of the $20,000,000 in notes payable in September 2000. However, the increase was partially offset by the maturity of a $13,150,000 mortgage payable in December 1999.

In May 1999, Services was formed to enable the Company to perform additional development, leasing and disposition services. The Company accounts for its investment in Services under the equity method, and therefore, recognizes 95 percent of the income or loss of Services as equity in earnings of unconsolidated subsidiary. The net losses incurred by Services for the quarter and nine months ended September 30, 2000 are primarily due to the nature of the development, leasing and real estate disposition business which provides for revenue recognition upon completion of construction, leasing or disposition of the real estate, while many of the related expenses are recognized as incurred.

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

               4.7 Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

               4.8 Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

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

               10.11 Sixth  Amended  and  Restated  Line of Credit and  Security
                     Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed herewith).

               27    Financial Data Schedule (filed herewith).

         (b) The Registrant filed one report on Form 8-K on September 20, 2000, for the purpose of incorporating certain items by reference into its registration statement on Form S-3.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 13th day of November, 2000.



COMMERCIAL NET LEASE REALTY, INC.

By: /s/ Gary M. Ralston
    -------------------
    Gary M. Ralston
    President and Director

By: /s/ Kevin B. Habicht
    --------------------
    Kevin B. Habicht
    Chief Financial Officer and Director