Form 10-K405
period 2000-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2001-03-30
CIK 751364

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

     Title of each class                   Name of exchange on which registered:
Common Stock, $0.01 par value                     New York Stock Exchange
    7.125% Notes due 2008                                  None
    8.125% Notes due 2004                                  None
    8.500% Notes due 2010                                  None

           Securities registered pursuant to section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 15, 2001 was $315,592,555.

The number of shares of common stock outstanding as of March 15, 2001 was 30,502,374.

                      DOCUMENTS INCORPORATED BY REFERENCE:


1. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 2000 (Items 5, 6, 7, 7A and 8 of Part II).

2. Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2001 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).

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

Properties

During the year ended December 31, 2000, the Company invested $3,500,000 to complete construction of two buildings by the Company on previously acquired land parcels. As of December 31, 2000, the Company owned 259 properties (the "Properties") that are leased to major businesses, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Food 4 Less, Good Guys, Hi-Lo Automotive, OfficeMax, Sears Homelife Centers and The Sports Authority. The Company's Property portfolio was 99 percent leased at December 31, 2000.

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

During 2000, one of the Company's lessees, Eckerd Corporation, accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from nine properties owned by the Company's unconsolidated partnership). As of December 31, 2000, Eckerd Corporation leased 50 properties (including four properties under leases with the Company's unconsolidated partnership). It is anticipated that, based on the minimum rental payments required by the leases, Eckerd Corporation will continue to account for more than ten percent of the Company's total rental income in 2001. Any failure of this lessee to make its lease payments when they are due could materially affect the Company's income.

Investment in Consolidated Subsidiaries

During its course of business, the Company has formed seven wholly-owned subsidiaries: Net Lease Realty I, Inc. (November 1995), Net Lease Realty II, Inc. (November 1995), Net Lease Realty III, Inc. (June 1997), Net Lease Realty IV, Inc. (June 1997), Net Lease Funding, Inc. (August 1998), CNLR GP Corp. (April 2000) and CNLR LP Corp. (April 2000). Net Lease Realty I, Inc., Net Lease Realty IV, Inc. and Net Lease Funding. Inc. were formed to facilitate the acquisition and development of certain properties. Net Lease Realty II, Inc. was utilized to facilitate the acquisition of CNL Realty Advisors, Inc., the Company's advisor. CNLR GP Corp. and CNLR LP Corp. were formed for future business considerations, and Net Lease Realty III, Inc. is the general partner of and holds a 20 percent interest in Net Lease Institutional Realty, L.P. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under the internal Revenue Code Section 856(i)(2).

Investment in Unconsolidated Affiliates

In May 1999, the Company transferred its build-to-suit development operation to a 95 percent owned, taxable unconsolidated subsidiary ("Services"). The Company contributed $5.7 million of real estate and other assets to Services in exchange for 5,700 shares of non-voting common stock. The Company has also entered into a secured line of credit agreement with Services for a $65,000,000 revolving credit facility. The credit facility is secured by a first mortgage on Services' properties. In addition, the Company entered into a line of credit agreement with a wholly-owned subsidiary of Services for a $35,000,000 revolving credit facility. Services acquires, develops, leases and sells freestanding retail properties.

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the "Partnership"), with The Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees ("CTA") to acquire, own and manage nine properties. Net Lease Realty III, Inc. is the sole general partner (the "General Partner") with a 20 percent interest in the Partnership, and CTA is the sole limited partner with an 80 percent interest in the Partnership. Pursuant to the Partnership agreement, the General Partner is responsible for the management of the Partnership's properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12,000,000 non-recourse mortgage on the Partnership's nine properties in September 1997 at a 7.37% interest rate.

As of December 31, 2000, the Partnership owned nine properties (the "Partnership Properties") leased to six major retail tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $183,000 to $730,000 and building sites ranging from 11,000 to 54,000 square feet. All of the Partnership Properties are leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to ongoing maintenance and operation, including utilities, property taxes and insurance.

Advisory Services

On January 1, 1998, the Company acquired its external advisor, CNL Realty Advisors, Inc. (the "Advisor"), which resulted in the Company becoming a self-administered and self-managed REIT (the "Advisor Transaction"). Pursuant to an agreement and plan of merger, the Advisor was merged into a wholly owned subsidiary of the Company pursuant to which all of the outstanding common stock of the Advisor was exchanged for 220,000 shares of common stock of the Company and the right, based upon the Company's completed property acquisitions and completed development projects in accordance with the Merger agreement, to receive up to 1,980,000 additional shares (the "Share Balance") of the Company's common stock, for a period of up to five years. Since the effective date of the Advisor Transaction, the Company has issued 1,006,080 shares of the Share Balance. On January 1, 2001, in connection with the completed development projects during the quarter ended December 31, 2000, an additional 32,542 shares of the Share Balance became issuable to the stockholders of the Advisor. Upon the consummation of the Advisor Transaction, all personnel employed by the Advisor became employees of the Company. Following consummation of the Advisor Transaction, the Advisory Agreement (as defined above) and the obligation of the Company to pay any fees thereunder was terminated. For a complete description of the Advisor Transaction, see the Company's Proxy Statement dated November 13, 1997 for the Company's 1997 annual meeting of stockholders.

Competition

The Company generally competes with other REIT's, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties. Approximately 50 other publicly traded REIT's own, manage or develop retail properties.

Employees

As of December 31, 2000, the Company employed 29 full-time persons including executive, administrative and field personnel. Reference is made to "Item 10. Directors and Executive Officers of the Registrant" for a listing of the Company's Executive Officers.

Item 2.  Properties

As of December 31, 2000, the Company owned 259 Properties located in 35 states that are leased to 56 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this Report for a listing of the Properties and their respective carrying costs.

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

Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2000, the weighted average remaining lease term was approximately 13 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $21,000 to $1,032,000. Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from six to 12 percent after every five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 2000, leases representing approximately 83 percent of annual base rent include contractual increases, leases representing approximately 31 percent of annual base rent include percentage rent provisions and leases representing approximately 21 percent of annual base rent include both contractual and percentage rent provisions.

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

During 2000, one of the Company's lessees, Eckerd Corporation (drugstore) accounted for more than ten percent of the Company's total rental income (including the Company's share of rental income from the Partnership Properties). As of December 31, 2000, Eckerd Corporation leased 50 properties (including four properties under leases with the Partnership).

As of December 31, 2000, one of the Company's lessees, Eckerd Corporation (a wholly-owned subsidiary of the J.C. Penney Company, Inc.), leased Properties representing 10.7% of total assets. For information regarding the results of operations and financial condition of this entity, refer to the Annual Report on Form 10-K of the J.C. Penney Company, Inc., Note 18 (Segment Reporting) of the Notes to the Financial Statements, as filed with the Securities and Exchange Commission for the year ended January 30, 2000.

The Company generally competes with other REIT's, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties.

Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company's policy, as a part of its acquisition due diligence process, to obtain a Phase I environmental site assessment for each property and where warranted, a Phase II environmental site assessment. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property whose environmental site assessment indicates that a problem or potential problem exists, subject to a determination of the level of risk and potential cost of remediation. In such cases, the Company requires the seller and/or tenant to (i) remediate the problem prior to the Company's acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. The Company has 13 properties currently under some level of environmental remediation. The seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these properties.

The Company's principal executive offices are located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801. The Company's telephone number is
(407) 265-7348.

Item 3.  Legal Proceedings

The Company is a co-defendant in a lawsuit filed on December 10, 1998 in the United States District Court for the District of Puerto Rico. The plaintiff, Ysiem Corporation, is alleging that the Company is in breach of a ground lease agreement with the plaintiff regarding a land parcel owned by the plaintiff and is seeking damages of $7,500,000 and/or specific performance of the execution of the ground lease. The Company believes, in the unlikely event that the Company were to be held liable, the relief granted by the court would be specific performance of the ground lease or damages in an amount far less than the amount sought by the plaintiff and would not materially affect the Company's operations or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Information responsive to this Item is contained in the section captioned "Share Price and Dividend Data" on page 54 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 6.  Selected Financial Data

Information responsive to this Item is contained in the section captioned "Historical Financial Highlights" on page 4 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations", subsection "Quantitative and Qualitative Disclosures About Market Risk", on pages 25 and 26 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Certain information responsive to this Item is contained in the section captioned "Consolidated Quarterly Financial Data" on page 53 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

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

    (1)  Financial Statements

              Independent Auditors' Report

              Consolidated Balance Sheets as of December 31, 2000 and 1999

              Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules

              Report of Independent Auditors' on Supplementary Information

              Schedule III - Real Estate and Accumulated Depreciation and Amortization as of December 31, 2000

              Notes to Schedule III - Real Estate and Accumulated Depreciation and Amortization as of December 31, 2000

              Schedule IV - Mortgage  Loans on Real  Estate as of  December  31,
              2000

              Notes to Schedule IV - Mortgage Loans on Real Estate as of December 31, 2000

              All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

    (3)  Exhibits

         3.   Articles of Incorporation and By-laws

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

         4. Instruments defining the rights of security holders, including indentures

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

         10.  Material Contracts

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

              10.7 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

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

              10.11 Sixth  Amended  and  Restated  Line of Credit  and  Security
                    Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         12. Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

         13. Annual Report to Shareholders for the year ended December 31, 2000 (filed herewith).

         23. Consent of Independent Accountants dated March 30, 2001 (filed herewith).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th of March, 2001.

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

Signature                             Title                           Date

/s/ James M. Seneff, Jr.   Chairman of the Board of Directors,   March 30, 2001
------------------------   Chief Executive Officer, (Principal
James M. Seneff, Jr.       Executive Officer)


/s/ Robert A. Bourne       Vice Chairman of the Board of         March 30, 2001
------------------------   Directors
Robert A. Bourne


/s/ Edward Clark           Director                              March 30, 2001
------------------------
Edward Clark


/s/ Clifford R. Hinkle     Director                              March 30, 2001
------------------------
Clifford R. Hinkle


/s/ Richard B. Jennings    Director                              March 30, 2001
------------------------
Richard B. Jennings


/s/ Ted B. Lanier          Director                              March 30, 2001
------------------------
Ted B. Lanier


/s/ Gary M. Ralston        Director and President                March 30, 2001
------------------------
Gary M. Ralston


/s/ Kevin B. Habicht       Director, Chief Financial Officer,    March 30, 2001
------------------------   Principal Financial and Accounting
Kevin B. Habicht           Officer), Secretary and Treasurer




Report of Independent Auditors' on Supplementary Information

The Board of Directors
Commercial Net Lease Realty, Inc.:


Under date of January 12, 2001, except as to Note 19 to the financial statements, which is as of January 16, 2001, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 2000 and
1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements and our report thereon are both included in Item 14(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as of December 31, 2000. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/KPMG LLP
-------------

Orlando, Florida
January 12, 2001, except as to Note 19, which is as of January 16, 2001.



               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 2000

                                                      Initial Cost to Company
                                                 -------------------------------
                                                                       Building,
                                                                    Improvements
                                                                         and
                            Encumbrances                              Leasehold
                                 (m)                  Land            Interests
-----------------------     ------------         ------------       -----------
Real Estate the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX           $     -              $  1,074,232       $    -
      Houston, TX                 -                   699,165            -
      N. Richland Hills, TX       -                 1,307,655            -
      Houston, TX                 -                 3,086,610            -
      Houston, TX                 -                   795,005            -
      Baton Rouge, LA             -                 1,547,501            -
      Houston, TX                 -                 2,310,845          1,627,872
      Pasadena, TX                -                   899,768          2,180,574
      Beaumont, TX                -                 1,423,700          2,449,261

    Adjacent Excess Space:
      Memphis, TN                 -                   549,309            539,643

    Babies "R" Us:
      Arlington, TX               -                   830,689          2,611,867

    Barnes & Noble:
      Lakeland, FL                -                 1,070,902          1,516,983
      Brandon, FL              1,375,199 (l)        1,476,407          1,527,150
      Denver, CO                  -                 3,244,785          2,722,087
      Houston, TX                 -                 3,307,562          2,396,024
      Plantation, FL              -                 3,616,357            -
      Lafayette, LA               -                 1,204,279          2,301,983
      Daytona, FL                 -                 2,587,451          2,052,643
      Freehold, NJ                -                 2,917,219          2,260,663
      Dayton, OH                  -                 1,412,614          3,223,467
      Redding, CA                 -                   497,179          1,625,702
      Marlton, NJ                 -                 2,831,370          4,318,554

    Bed Bath & Beyond:
      Richmond, VA                -                 1,184,144          3,154,970
      Los Angeles, CA             -                 6,318,023          3,089,396
      Glendale, AZ                -                 1,082,092            -

    Best Buy:
      Brandon, FL                 -                 2,985,156          2,772,137
      Evanston, IL                -                 1,850,996            -
      Cuyahoga Falls, OH          -                 3,708,980          2,359,377
      Rockville, MD               -                 6,233,342          3,418,783
      Fairfax, VA                 -                 3,052,477          3,218,018
      St. Petersburg, FL          -                 4,031,744          2,959,316
      North Fayette, PA           -                 2,330,847          2,292,932

    Blockbuster:
      Conyers, GA                 -                   320,029            556,282

    Borders Books & Music:
      Wilmington, DE           4,163,464 (l)        3,030,769          6,061,538
      Richmond, VA             2,187,392 (l)        2,177,310          2,599,587
      Ft. Lauderdale, FL          -                 3,164,984          3,934,577
      Bangor, ME                  -                 1,546,915          2,486,761
      Altamonte Spgs, FL          -                 1,947,198            -

    Boxley Enterprises:
      Orlando, FL                 -                   220,632            258,483

    Checkers:
      Orlando, FL                 -                   256,568            -

    CompUSA:
      Miami, FL                2,097,170 (l)        2,713,192          1,866,676

    Computer City:
      Baton Rouge, LA             -                   609,069            913,603

    Dave & Buster's:
      Utica, MI                   -                 3,776,169            -

    Dick's Clothing:
      Taylor, MI                  -                 1,920,032          3,526,868
      White Marsh, MD             -                 2,680,532          3,916,889

    Eckerd:
      San Antonio, TX            560,922 (l)          440,985            -
      Dallas, TX                 540,415 (l)          541,493            -
      Garland, TX                434,854 (l)          239,014            -
      Arlington, TX              460,216 (l)          368,964            -
      Millville, NJ              570,806 (l)          417,603            -
      Atlanta, GA                510,105 (l)          445,593            -
      Mantua, NJ                 593,415 (l)          344,022            -
      Amarillo, TX               528,033 (l)          329,231            -
      Amarillo, TX               686,265 (l)          650,864            -
      Glassboro, NJ              651,030 (l)          534,243            -
      Kissimmee, FL              758,417 (l)          715,480            -
      Tampa, FL                   -                   604,682            -
      Douglasville, GA            -                   413,439            995,209
      Lafayette, LA               -                   967,528            -
      Moore, OK                   -                   414,738            -
      Midwest City, OK            -                   673,369          1,103,351
      Irving, TX                  -                 1,000,222            -
      Jasper, FL                  -                   291,147            -
      Williston, FL               -                   622,403            -
      Pantego, TX                 -                 1,016,062          1,448,911
      Conyers, GA                 -                   574,666            998,900
      Norman, OK                  -                 1,065,562            -
      Chattanooga, TN             -                   474,267            -
      Stone Mountain, GA          -                   638,643          1,111,064
      Arlington, TX               -                 2,078,542            -
      Leavenworth, KS             -                   726,438            -
      Augusta, GA                 -                   568,606          1,326,748
      Riverdale, GA               -                 1,088,896          1,707,448
      Warner Robins, GA           -                   707,488            -
      Lewisville, TX              -                   789,237            -
      Forest Hill, TX             -                   692,165            -
      Del City, OK                -                 1,387,362            -
      Arlington, TX               -                   414,568            -
      Garland, TX                 -                   522,461            -
      Garland, TX                 -                 1,476,838            -
      Oklahoma City, OK           -                 1,581,480            -
      Vineland, NJ               617,892 (l)        2,068,089            -
      Richardson, TX              -                 2,553,094            -
      Gladstone, MO              324,487            1,851,374            -

    Food 4 Less:
      Lemon Grove, CA             -                 3,695,816            -
      Chula Vista, CA             -                 3,568,862            -

    Gateway:
      Glendale, AZ                -                   341,713            982,429

    Golden Corral:
      Edenton, NC                 -                    36,578            318,481
      Rockledge, FL  (e)          -                   120,593            340,889
      Gilmer, TX                  -                   116,815            296,454
      Bonham, TX     (e)          -                   128,451            344,170
      Leitchfield, KY             -                    73,660            306,642
      Marietta, GA   (e)          -                   156,190            346,509
      Atlanta, TX                 -                    88,457            368,317
      Vernon, TX                  -                   105,798            328,943
      Abbeville, LA               -                    98,577            362,416
      Clanton, AL    (e)          -                   113,017            296,921
      Pleasanton, TX              -                   139,694            316,070
      Lake Placid, FL             -                   115,113            305,074
      Melbourne, FL  (e)          -                   193,447            341,351
      Franklin, LA   (e)          -                   105,840            396,831

    Good Guys, The:
      Foothill Ranch, CA          -                 1,456,113          2,505,022
      Riverside, CA               -                 1,718,892          2,755,059
      Clackamas, OR               -                 1,639,995          1,446,764
      Bellingham, WA              -                 1,732,378          1,764,549
      Federal Way, WA             -                 2,037,392          1,661,577
      East Palo Alto, CA          -                 2,271,634          3,404,843

    Heilig-Meyers:
      Baltimore, MD               -                   469,782            813,074
      Glen Burnie, MD             -                   631,712            931,931
      Lima, OH                    -                   344,742          1,097,694
      Copperas Cove, TX           -                   445,558            943,339
      Nacogdoches, TX             -                   397,074          1,257,402

    Hi-Lo Automotive:
      Mesquite, TX                -                   233,420            513,523
      Arlington, TX               -                   295,331            571,609
      Ft. Worth, TX               -                   197,037            512,296
      Garland, TX                 -                   239,570            512,023
      Houston, TX                 -                   261,318            531,968
      Dallas, TX                  -                   281,347            543,937
      Bastrop, TX                 -                   197,905            383,144
      Eagle Pass, TX              -                   256,745            455,841
      Lake Worth, TX              -                   252,141            539,510
      McAllen, TX                 -                   265,177            605,397
      Nacogdoches, TX             -                   190,324            522,232
      San Antonio, TX             -                   200,510            643,741
      Temple, TX                  -                   177,451            587,755
      Universal City, TX          -                   247,264            570,677

    HomePlace:
      Altamonte Spgs, FL          -                 2,906,409          4,877,225
      Ft. Myers, FL               -                 1,956,579          4,045,196
      Bowie, MD                   -                 1,965,508          4,221,074

    International House
    of Pancakes:
      Stafford, TX               436,808 (l)          382,084            -
      Sunset Hills, MO           461,664 (l)          271,853            -
      Las Vegas, NV              519,055 (l)          519,947            -
      Ft. Worth, TX              482,884 (l)          430,896            -
      Arlington, TX              463,700 (l)          404,512            -
      Matthews, NC               474,263 (l)          380,043            -
      Phoenix, AZ                477,454 (l)          483,374            -
      Midwest City, OK            -                   407,268            -

    Just for Feet:
      Albuquerque, NM             -                 1,441,777          2,335,475

    Jo-Ann etc:
      Corpus Christi, TX          -                   818,448            896,395

    Kash N' Karry:
      Palm Harbor, FL             -                   335,851            -
      Gainesville, FL             -                   317,386            -
      Brandon, FL                 -                   322,476            -
      Sarasota, FL                -                   470,600            -

    Kroger:
      Columbus, OH                -                   780,838            520,559

    Lucky:
      Watsonville, CA             -                   805,056            -
      Lodi, CA                    -                   613,710            -
      Sonora, CA                  -                   587,782            -

    Michaels:
      Grapevine, TX               -                 1,017,934          2,066,715

    Office Depot:
      Arlington, TX              919,235 (l)          596,024          1,411,432
      Richmond, VA                -                   888,772          1,948,036

    OfficeMax:
      Corpus Christi, TX          -                   893,270            978,344
      Dallas, TX               1,295,150 (l)        1,118,500          1,709,891
      Cincinnati, OH             969,873 (l)          543,489          1,574,551
      Evanston, IL             1,660,132 (l)        1,867,831          1,757,618
      Altamonte Spgs, FL          -                 1,689,793          3,050,160
      Pompano Beach, FL           -                 2,266,908          1,904,803
      Cutler Ridge, FL            -                   989,370          1,479,119
      Sacramento, CA              -                 1,144,167          2,961,206
      Salinas, CA                 -                 1,353,217          1,829,325
      Redding, CA                 -                   667,174          2,181,563
      Kelso, WA                   -                   868,003            -
      Lynchburg, VA               -                   561,509            -
      Leesburg, FL                -                   640,019            -
      Plymouth Meeting, PA        -                 2,911,111            -
      Tigard, OR                  -                 1,539,873          2,247,321
      Dover, NJ                   -                 1,138,296          3,238,083
      Griffin, GA                 -                   685,470            -

    Oshman's Sporting Goods:
      Dallas, TX                  -                 1,311,440            -

    Party City:
      Memphis, TN                 -                   266,383            -

    Petco:
      Grand Forks, ND             -                   306,629            909,671

    PETsMART:
      Chicago, IL                 -                 2,724,138          3,565,721

    Pier 1 Imports:
      Anchorage, AK               -                   928,321          1,662,584
      Memphis, TN                 -                   713,319            821,770
      Sanford, FL                 -                   738,051            803,082
      Knoxville, TN               -                   467,169            734,833
      Mason, OH                   -                   593,571            885,047
      Harlingen, TX               -                   316,640            756,406
      Valdosta, GA                -                   390,838            805,912

    Rally's:
      Toledo, OH                  -                   125,882            319,770

    Riser Foods:
      Maple Heights, OH           -                 1,034,758          2,874,414

    Robb & Stucky:
      Ft. Myers, FL               -                 2,188,440          6,225,401

    Roger & Marv's:
      Kenosha, WI                 -                 1,917,607          3,431,363

    Ross Dress For Less:
      Coral Gables, FL            -                 1,782,346          1,661,174

    Scotty's:
      Orlando, FL                 -                 1,157,268          2,077,131
      Orlando, FL                 -                   521,489          1,004,226

    Sears Homelife:
      Clearwater, FL              -                 1,184,438          2,526,207
      Orlando, FL              1,376,075 (l)          820,397          2,184,721
      Pensacola, FL            1,530,468              633,125          1,595,405
      Raleigh, NC              1,998,019            1,848,026          1,753,635
      Tampa, FL                1,963,511            1,454,908          2,045,833

    7-Eleven:
      Land 'O Lakes, FL           -                 1,076,572            -
      Tampa Palms, FL             -                 1,080,670            -

    Shop & Save:
      Homestead, PA               -                 1,139,419            -
      Penn Hills, PA              -                 1,043,297          1,243,131

    Silk City:
      Arlington, TX               -                   752,840          3,980,309

    Sports Authority:
      Tampa, FL                   -                 2,127,503          1,521,730
      Memphis, TN                 -                   820,340            -
      Little Rock, AR             -                 2,879,781          2,660,206

    Staples:
      Orlando, FL                 -                   523,307          1,007,726

    SuperValu:
      Huntington, WV              -                 1,254,238            760,602
      Warwick, RI                 -                 1,699,330            -

    Target:
      Chico, CA                   -                 1,269,272            -
      Victorville, CA             -                 1,908,815            -
      San Diego, CA               -                 2,672,390            -

    Top's:
      Lacey, WA                   -                 2,777,449          7,082,150

    Waccamaw:
      Fairfax, VA                 -                 2,156,801            -
      White Marsh, MD             -                 3,762,030            -

    Waremart:
      Eureka, CA                  -                 3,135,036          5,470,607

    Wal-Mart:
      Sealy, TX                   -                 1,344,244          1,483,362
      Aransas Pass, TX            -                   190,505          2,640,175
      Winfield, AL                -                   419,811          1,684,505
      Corpus Christi, TX          -                   223,998          2,158,955
      Beeville, TX                -                   507,231          2,315,424
      Corpus Christi, TX          -                   630,043          3,131,407
      Texarkana, AR               -                 1,038,451          3,681,781

    Wendy's Old Fashioned
    Hamburger:
      Fenton, MO                  -                   307,068            496,410
      Sacramento, CA              -                   585,872            -

    Vacant Land:
      Little Rock, AR             -                   539,094            -

    Vons:
      Moreno Valley, CA           -                   759,052          1,652,162

    Leasehold Interests:          -                 2,090,797            -

                            ------------         ------------       ------------
                            $ 32,088,377         $257,885,662       $252,007,738
                            ============         ============       ============

Real Estate the Company has
  Invested in Under Direct
  Financing Leases:

    Academy:
      Houston, TX           $     -              $    -             $  1,924,740
      Houston, TX                 -                   -                1,867,519
      N. Richland Hills, TX       -                   -                2,253,408
      Houston, TX                 -                   -                2,112,335
      Houston, TX                 -                   -                1,910,697
      Baton Rouge, LA             -                   -                2,405,466

    Barnes & Noble:
      Plantation, FL              -                   -                3,498,559

    Best Buy:
      Evanston, IL                -                   -                3,400,057

    Borders Books & Music:
      Altamonte Spgs, FL          -                   -                3,267,579

    Checkers:
      Orlando, FL                 -                   -                  286,910

    Dave & Buster's:
      Utica, MI                   -                   -                4,888,743

    Eckerd:
      San Antonio, TX             -                   -                  783,974
      Dallas, TX                  -                   -                  638,684
      Garland, TX                 -                   -                  710,634
      Arlington, TX               -                   -                  636,070
      Millville, NJ               -                   -                  828,942
      Atlanta, GA                 -                   -                  668,390
      Mantua, NJ                  -                   -                  951,795
      Vineland, NJ                -                   -                  -
      Amarillo, TX                -                   -                  849,071
      Amarillo, TX                -                   -                  869,846
      Amarillo, TX               448,494 (l)          158,851            855,348
      Glassboro, NJ               -                   -                  887,497
      Kissimmee, FL               -                   -                  933,852
      Alice, TX                  455,085 (l)          189,187            804,963
      Tampa, FL                   -                   -                1,090,532
      Lafayette, LA               -                   -                  949,128
      Moore, OK                   -                   -                  879,296
      East Point, GA              -                   336,610          1,173,529
      Irving, TX                  -                   -                1,228,436
      Ft. Worth, TX               -                   399,592          2,529,969
      Williston, FL               -                   -                  355,757
      Jasper, FL                  -                   -                  347,474
      Oklahoma City, OK           -                  (n)               1,365,125
      Oklahoma City, OK           -                  (n)               1,419,093
      Norman, OK                  -                   -                1,225,477
      Chattanooga, TN             -                   -                1,344,240
      Del City, OK                -                   -                  -
      Arlington, TX               -                   -                  -
      Kennett Square, PA          -                  (n)                 -

    Food 4 Less:
      Lemon Grove, CA             -                   -                4,068,179
      Chula Vista, CA             -                   -                4,266,181

    Food Lion:
      Keystone Hts, FL           885,870 (l)           88,604          1,845,988
      Chattanooga, TN            933,020 (l)          336,488          1,701,072
      Lynchburg, VA               -                   128,216          1,674,167
      Martinsburg, WV            912,259 (l)          448,648          1,543,573

    Good Guys, The:
      Stockton, CA             1,628,091 (l)          580,609          2,974,868
      Portland, OR                -                   817,574          2,630,652

    Heilig-Meyers:
      Rincon, GA                  -                   254,320          1,212,349
      Bourbonnais, IL             -                   309,769          1,381,112
      Mount Vernon, IL            -                   235,675          1,128,976
      Muskogee, OK                -                   250,932          1,209,673
      Stillwater, OK              -                   262,779          1,126,116
      Everett, PA                 -                   235,548          1,206,879
      Lebanon, PA                 -                   220,282          1,168,636
      York, PA                    -                   279,312          1,109,609
      Marlow Heights, MD          -                   415,926          1,397,178
      Clovis, NM                  -                   237,362          1,151,531
      Middletown, OH              -                   250,284          1,138,639
      Conway, SC                  -                   256,893          1,185,517

    Hi-Lo Automotive:
      Copperas Cove, TX           -                   116,637            476,331
      Ft. Worth, TX               -                    92,779            607,971
      Baton Rouge, LA             -                    89,954            508,146
      Lake Jackson, TX            -                   120,313            609,300
      Edinberg, TX                -                    97,056            418,926
      Pantego, TX                 -                   154,368            505,323
      Ft. Worth, TX               -                    91,373            548,238
      Pharr, TX                   -                    94,576            472,880
      Baton Rouge, LA             -                   122,349            527,930
      Houston, TX                 -                    37,508            596,069

    International House
    of Pancakes:
      Stafford, TX                -                   -                  571,832
      Sunset Hills, MO            -                   -                  736,345
      Las Vegas, NV               -                   -                  613,582
      Ft. Worth, TX               -                   -                  623,641
      Arlington, TX               -                   -                  608,132
      Matthews, NC                -                   -                  655,668
      Phoenix, AZ                 -                   -                  559,307

    Kash N' Karry:
      Brandon, FL                 -                 1,234,519          3,255,257

    Levitz:
      Tempe, AZ                   -                   634,444          2,225,991

    Oshman's Sporting Goods:
      Dallas, TX                  -                   -                2,658,976

    Shop & Save:
      Homestead, PA               -                   -                2,578,098

    SuperValu:
      Warwick, RI                 -                   -                2,978,154

    Waccamaw:
      Fairfax, VA                 -                   -                3,356,493

                            ------------         ------------       ------------
                            $  5,262,819         $  9,579,337       $113,956,620
                            ============         ============       ============

                                   Costs Capitalized                           Gross Amount at Which
                               Subsequent to Acquisition                   Carried at Close of Period (b)
                               ---------------------------      -------------------------------------------------
                                                                                      Building
                                                                                    Improvements
                                                                                        and
                                                  Carrying                           Leasehold
                               Improvements        Costs            Land             Interests           Total
-----------------------        ------------       --------      ------------        ------------     ------------
Real Estate the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX              $     -            $ -           $  1,074,232        $   (c)           $ 1,074,232
      Houston, TX                    -              -                699,165            (c)               699,165
      N. Richland Hills, TX          -              -              1,307,655            (c)             1,307,655
      Houston, TX                    -              -              2,098,895            (c)             2,098,895
      Houston, TX                    -              -                795,005            (c)               795,005
      Baton Rouge, LA                -              -              1,547,501            (c)             1,547,501
      Houston, TX                    -              -              2,310,845           1,627,872        3,938,717
      Pasadena, TX                   -              -                899,768           2,180,574        3,080,342
      Beaumont, TX                   -              -              1,423,700           2,449,261        3,872,961

    Adjacent Excess Space:
      Memphis, TN                    -              -                549,309             539,643        1,088,952

    Babies "R" Us:
      Arlington, TX                  -              -                830,689           2,611,867        3,442,556

    Barnes & Noble:
      Lakeland, FL                   -              -              1,070,902           1,516,983        2,587,885
      Brandon, FL                    -              -              1,476,407           1,527,150        3,003,557
      Denver, CO                     -              -              3,244,785           2,722,087        5,966,872
      Houston, TX                    -              -              3,307,562           2,396,024        5,703,586
      Plantation, FL                 -              -              3,616,357            (c)             3,616,357
      Lafayette, LA                  -              -              1,204,279           2,301,983        3,506,262
      Daytona, FL                    -              -              2,587,451           2,052,643        4,640,094
      Freehold, NJ                   -              -              2,917,219           2,260,663        5,177,882
      Dayton, OH                     -              -              1,412,614           3,223,467        4,636,081
      Redding, CA                    -              -                497,179           1,625,702        2,122,881
      Marlton, NJ                    -              -              2,831,370           4,318,554        7,149,924

    Bed Bath & Beyond:
      Richmond, VA                   -              -              1,184,144           3,154,970        4,339,114
      Los Angeles, CA                -              -              6,318,023           3,089,396        9,407,419
      Glendale, AZ                2,758,452         -              1,082,092           2,758,452        3,840,544

    Best Buy:
      Brandon, FL                    -              -              2,985,156           2,772,137        5,757,293
      Evanston, IL                   -              -              1,850,996            (c)             1,850,996
      Cuyahoga Falls, OH             -              -              3,708,980           2,359,377        6,068,357
      Rockville, MD                  -              -              6,233,342           3,418,783        9,652,125
      Fairfax, VA                    -              -              3,052,477           3,218,018        6,270,495
      St. Petersburg, FL             -              -              4,031,744           2,959,316        6,991,060
      North Fayette, PA              -              -              2,330,847           2,292,932        4,623,779

    Blockbuster:
      Conyers, GA                    -              -                320,029             556,282          876,311

    Borders Books & Music:
      Wilmington, DE                 -              -              2,994,400           6,061,538        9,055,938
      Richmond, VA                   -              -              2,177,310           2,599,587        4,776,897
      Ft. Lauderdale, FL             -              -              3,164,984           3,934,577        7,099,561
      Bangor, ME                     -              -              1,546,915           2,486,761        4,033,676
      Altamonte Spgs, FL             -              -              1,947,198            (c)             1,947,198

    Boxley Enterprises:
      Orlando, FL                    -              -                220,632             258,483          479,115

    Checkers:
      Orlando, FL                    -              -                256,568            (c)               256,568

    CompUSA:
      Miami, FL                      -              -              2,713,192           1,866,676        4,579,868

    Computer City:
      Baton Rouge, LA                -              -                609,069             913,603        1,522,672

    Dave & Buster's:
      Utica, MI                      -              -              3,776,169            (c)             3,776,169

    Dick's Clothing:
      Taylor, MI                     -              -              1,920,032           3,526,868        5,446,900
      White Marsh, MD                -              -              2,680,532           3,916,889        6,597,421

    Eckerd:
      San Antonio, TX                -              -                440,985            (c)               440,985
      Dallas, TX                     -              -                541,493            (c)               541,493
      Garland, TX                    -              -                239,014            (c)               239,014
      Arlington, TX                  -              -                368,964            (c)               368,964
      Millville, NJ                  -              -                417,603            (c)               417,603
      Atlanta, GA                    -              -                445,593            (c)               445,593
      Mantua, NJ                     -              -                344,022            (c)               344,022
      Amarillo, TX                   -              -                329,231            (c)               329,231
      Amarillo, TX                   -              -                650,864            (c)               650,864
      Glassboro, NJ                  -              -                534,243            (c)               534,243
      Kissimmee, FL                  -              -                715,480            (c)               715,480
      Tampa, FL                      -              -                604,682            (c)               604,682
      Douglasville, GA               -              -                413,439             995,209        1,408,648
      Lafayette, LA                  -              -                967,528            (c)               967,528
      Moore, OK                      -              -                414,738            (c)               414,738
      Midwest City, OK               -              -                673,369           1,103,351        1,776,720
      Irving, TX                     -              -              1,000,222            (c)             1,000,222
      Jasper, FL                     -              -                291,147            (c)               291,147
      Williston, FL                  -              -                622,403            (c)               622,403
      Pantego, TX                    -              -              1,016,062           1,448,911        2,464,973
      Conyers, GA                    -              -                574,666             998,900        1,573,566
      Norman, OK                     -              -              1,065,562            (c)             1,065,562
      Chattanooga, TN                -              -                474,267            (c)               474,267
      Stone Mountain, GA             -              -                638,643           1,111,064        1,749,707
      Arlington, TX               1,396,508         -              2,078,542           1,396,508        3,475,050
      Leavenworth, KS             1,330,830         -                726,438           1,330,830        2,057,268
      Augusta, GA                    -              -                568,606           1,326,748        1,895,354
      Riverdale, GA                  -              -              1,088,896           1,707,448        2,796,344
      Warner Robins, GA           1,227,330         -                707,488           1,227,330        1,934,818
      Lewisville, TX              1,335,426         -                789,237           1,335,426        2,124,663
      Forest Hill, TX             1,174,549         -                692,165           1,174,549        1,866,714
      Del City, OK                   -              -              1,387,362            (c)             1,387,362
      Arlington, TX                  -              -                414,568            (c)               414,568
      Garland, TX                 1,418,531         -                522,461           1,418,531        1,940,992
      Garland, TX                 1,400,278         -              1,476,838           1,400,278        2,877,116
      Oklahoma City, OK           1,471,105         -              1,581,480           1,471,105        3,052,585
      Vineland, NJ                   -              -              2,068,089            (c)             2,068,089
      Richardson, TX                140,748         -              2,553,094            (g)             2,553,094
      Gladstone, MO               1,739,568         -              1,851,374           1,739,568        3,590,942

    Food 4 Less:
      Lemon Grove, CA                -              -              3,695,816            (c)             3,695,816
      Chula Vista, CA                -              -              3,568,862            (c)             3,568,862

    Gateway:
      Glendale, AZ                   -              -                341,713             982,429        1,324,142

    Golden Corral:
      Edenton, NC                    -              -                 36,578             318,481          355,059
      Rockledge, FL  (e)             -              -                120,593             340,889          461,482
      Gilmer, TX                     -              -                116,815             296,454          413,269
      Bonham, TX     (e)             -              -                128,451             344,170          472,621
      Leitchfield, KY                -              -                 73,660             306,642          380,302
      Marietta, GA   (e)             -              -                156,190             346,509          502,699
      Atlanta, TX                    -              -                 88,457             368,317          456,774
      Vernon, TX                     -              -                105,798             328,943          434,741
      Abbeville, LA                  -              -                 98,577             362,416          460,993
      Clanton, AL    (e)             -              -                113,017             296,921          409,938
      Pleasanton, TX                 -              -                139,694             316,070          455,764
      Lake Placid, FL                -              -                115,113             305,074          420,187
      Melbourne, FL  (e)             -              -                193,447             341,351          534,798
      Franklin, LA   (e)             -              -                105,840             396,831          502,671

    Good Guys, The:
      Foothill Ranch, CA             -              -              1,456,113           2,505,022        3,961,135
      Riverside, CA                  -              -              1,718,892           2,755,059        4,473,951
      Clackamas, OR                  -              -              1,639,995           1,446,764        3,086,759
      Bellingham, WA                 -              -              1,732,378           1,764,549        3,496,927
      Federal Way, WA                -              -              2,037,392           1,661,577        3,698,969
      East Palo Alto, CA             -              -              2,271,634           3,404,843        5,676,477

    Heilig-Meyers:
      Baltimore, MD                  -              -                469,782             813,074        1,282,856
      Glen Burnie, MD                -              -                631,712             931,931        1,563,643
      Lima, OH                       -              -                344,742           1,097,694        1,442,436
      Copperas Cove, TX              -              -                445,558             943,339        1,388,897
      Nacogdoches, TX                -              -                397,074           1,257,402        1,654,476

    Hi-Lo Automotive:
      Mesquite, TX                   -              -                233,420             513,523          746,943
      Arlington, TX                  -              -                295,331             571,609          866,940
      Ft. Worth, TX                  -              -                197,037             512,296          709,333
      Garland, TX                    -              -                239,570             512,023          751,593
      Houston, TX                    -              -                261,318             531,968          793,286
      Dallas, TX                     -              -                281,347             543,937          825,284
      Bastrop, TX                    -              -                197,905             383,144          581,049
      Eagle Pass, TX                 -              -                256,745             455,841          712,586
      Lake Worth, TX                 -              -                252,141             539,510          791,651
      McAllen, TX                    -              -                265,177             605,397          870,574
      Nacogdoches, TX                -              -                190,324             522,232          712,556
      San Antonio, TX                -              -                200,510             643,741          844,251
      Temple, TX                     -              -                177,451             587,755          765,206
      Universal City, TX             -              -                247,264             570,677          817,941

    HomePlace:
      Altamonte Spgs, FL             -              -              2,906,409           4,877,225        7,783,634
      Ft. Myers, FL                  -              -              1,956,579           4,045,196        6,001,775
      Bowie, MD                      -              -              1,965,508           4,221,074        6,186,582

    International House
    of Pancakes:
      Stafford, TX                   -              -                331,756            (c)               331,756
      Sunset Hills, MO               -              -                271,853            (c)               271,853
      Las Vegas, NV                  -              -                519,947            (c)               519,947
      Ft. Worth, TX                  -              -                430,896            (c)               430,896
      Arlington, TX                  -              -                404,512            (c)               404,512
      Matthews, NC                   -              -                380,043            (c)               380,043
      Phoenix, AZ                    -              -                483,374            (c)               483,374
      Midwest City, OK               -              -                407,268             -                407,268

    Just for Feet:
      Albuquerque, NM                -              -              1,441,777           2,335,475        3,777,252

    Jo-Ann etc:
      Corpus Christi, TX             12,222         -                818,448             908,617        1,727,065

    Kash N' Karry:
      Palm Harbor, FL                -              -                335,851             -                335,851
      Gainesville, FL                -              -                317,386             -                317,386
      Brandon, FL                    -              -                322,476             -                322,476
      Sarasota, FL                   -              -                470,600             -                470,600

    Kroger:
      Columbus, OH                   -              -                780,838             520,559        1,301,397

    Lucky:
      Watsonville, CA                -              -                805,056             -                805,056
      Lodi, CA                       -              -                613,710             -                613,710
      Sonora, CA                     -              -                587,782             -                587,782

    Michaels:
      Grapevine, TX                  -              -              1,017,934           2,066,715        3,084,649

    Office Depot:
      Arlington, TX                  -              -                596,024           1,411,432        2,007,456
      Richmond, VA                   -              -                888,772           1,948,036        2,836,808

    OfficeMax:
      Corpus Christi, TX             76,664         -                893,270           1,055,008        1,948,278
      Dallas, TX                     -              -              1,118,500           1,709,891        2,828,391
      Cincinnati, OH                 -              -                543,489           1,574,551        2,118,040
      Evanston, IL                   -              -              1,867,831           1,757,618        3,625,449
      Altamonte Spgs, FL             -              -              1,689,793           3,050,160        4,739,953
      Pompano Beach, FL              -              -              2,266,908           1,904,803        4,171,711
      Cutler Ridge, FL               -              -                989,370           1,479,119        2,468,489
      Sacramento, CA                 -              -              1,144,167           2,961,206        4,105,373
      Salinas, CA                    -              -              1,353,217           1,829,325        3,182,542
      Redding, CA                    -              -                667,174           2,181,563        2,848,737
      Kelso, WA                   1,805,539         -                868,003           1,805,539        2,673,542
      Lynchburg, VA               1,851,326         -                561,509           1,851,326        2,412,835
      Leesburg, FL                1,929,028         -                640,019           1,929,028        2,569,047
      Plymouth Meeting, PA        2,250,620         -              2,911,111           2,250,620        5,161,731
      Tigard, OR                     -              -              1,539,873           2,247,321        3,787,194
      Dover, NJ                      -              -              1,138,296           3,238,083        4,376,379
      Griffin, GA                 1,801,905         -                685,470           1,801,905        2,487,375

    Oshman's Sporting Goods:
      Dallas, TX                     -              -              1,311,440            (c)             1,311,440

    Party City:
      Memphis, TN                 1,136,334         -                266,383           1,136,334        1,402,717

    Petco:
      Grand Forks, ND                -              -                306,629             909,671        1,216,300

    PETsMART:
      Chicago, IL                    -              -              2,724,138           3,565,721        6,289,859

    Pier 1 Imports:
      Anchorage, AK                  -              -                928,321           1,662,584        2,590,905
      Memphis, TN                    -              -                713,319             821,770        1,535,089
      Sanford, FL                    -              -                738,051             803,082        1,541,133
      Knoxville, TN                  -              -                467,169             734,833        1,202,002
      Mason, OH                      -              -                593,571             885,047        1,478,618
      Harlingen, TX                  -              -                316,640             756,406        1,073,046
      Valdosta, GA                   -              -                390,838             805,912        1,196,750

    Rally's:
      Toledo, OH                     -              -                125,882             319,770          445,652

    Riser Foods:
      Maple Heights, OH              -              -              1,034,758           2,874,414        3,909,172

    Robb & Stucky:
      Ft. Myers, FL                  -              -              2,188,440           6,225,401        8,413,841

    Roger & Marv's:
      Kenosha, WI                    -              -              1,917,607           3,431,363        5,348,970

    Ross Dress For Less:
      Coral Gables, FL               -              -              1,782,346           1,661,174        3,443,520

    Scotty's:
      Orlando, FL                    -              -              1,157,268           2,077,131        3,234,399
      Orlando, FL                    -              -                521,489           1,004,226        1,525,715

    Sears Homelife:
      Clearwater, FL                 10,555         -              1,184,438           2,536,762        3,721,200
      Orlando, FL                    -              -                820,397           2,184,721        3,005,118
      Pensacola, FL                  -              -                633,125           1,595,405        2,228,530
      Raleigh, NC                    -              -              1,848,026           1,753,635        3,601,661
      Tampa, FL                      -              -              1,454,908           2,045,833        3,500,741

    7-Eleven:
      Land 'O Lakes, FL             816,944         -              1,076,572             816,944        1,893,516
      Tampa Palms, FL               917,432         -              1,080,670             917,432        1,998,102

    Shop & Save:
      Homestead, PA                  -              -              1,139,419            (c)             1,139,419
      Penn Hills, PA                 -              -              1,043,297           1,243,131        2,286,428

    Silk City:
      Arlington, TX                  -              -                752,840           3,980,309        4,733,149

    Sports Authority:
      Tampa, FL                      -              -              2,127,503           1,521,730        3,649,233
      Memphis, TN                 2,573,264         -                820,340           2,573,264        3,393,604
      Little Rock, AR                -              -              2,879,781           2,660,206        5,539,987

    Staples:
      Orlando, FL                    -              -                523,307           1,007,726        1,531,033

    SuperValu:
      Huntington, WV                 -              -              1,254,238             760,602        2,014,840
      Warwick, RI                    -              -              1,699,330            (c)             1,699,330

    Target:
      Chico, CA                      -              -              1,269,272             -              1,269,272
      Victorville, CA                -              -              1,908,815             -              1,908,815
      San Diego, CA                  -              -              2,672,390             -              2,672,390

    Top's:
      Lacey, WA                      -              -              2,777,449           7,082,150        9,859,599

    Waccamaw:
      Fairfax, VA                    -              -              2,156,801            (c)             2,156,801
      White Marsh, MD             3,006,391         -              3,762,030           3,006,391        6,768,421

    Waremart:
      Eureka, CA                     -              -              3,135,036           5,470,607        8,605,643

    Wal-Mart:
      Sealy, TX                      -              -              1,344,244           1,483,362        2,827,606
      Aransas Pass, TX               -              -                190,505           2,640,175        2,830,680
      Winfield, AL                   -              -                419,811           1,684,505        2,104,316
      Corpus Christi, TX             -              -                223,998           2,158,955        2,382,953
      Beeville, TX                   -              -                507,231           2,315,424        2,822,655
      Corpus Christi, TX             -              -                630,043           3,131,407        3,761,450
      Texarkana, AR                  -              -              1,038,451           3,681,781        4,720,232

    Wendy's Old Fashioned
    Hamburger:
      Fenton, MO                     -              -                307,068             496,410          803,478
      Sacramento, CA                 -              -                585,872             -                585,872

    Vacant Land:
      Little Rock, AR                -              -                539,094             -                539,094

    Vons:
      Moreno Valley, CA              -              -                759,052           1,652,162        2,411,214

    Leasehold Interests:             -              -              2,090,797             -              2,090,797

                               ------------       -------       ------------        ------------     ------------
                               $ 33,581,550       $  -          $256,811,251        $285,448,538     $542,259,789
                               ============       =======       ============        ============     ============

Real Estate the Company has
  Invested in Under Direct
  Financing Leases:

    Academy:
      Houston, TX              $     -            $ -           $    -              $   (c)          $    (c)
      Houston, TX                    -              -                -                  (c)               (c)
      N. Richland Hills, TX          -              -                -                  (c)               (c)
      Houston, TX                    -              -                -                  (c)               (c)
      Houston, TX                    -              -                -                  (c)               (c)
      Baton Rouge, LA                -              -                -                  (c)               (c)

    Barnes & Noble:
      Plantation, FL                 -              -                -                  (c)               (c)

    Best Buy:
      Evanston, IL                   -              -                -                  (c)               (c)

    Borders Books & Music:
      Altamonte Spgs, FL             -              -                -                  (c)               (c)

    Checkers:
      Orlando, FL                    -              -                -                  (c)               (c)

    Dave & Buster's:
      Utica, MI                      -              -                -                  (c)               (c)

    Eckerd:
      San Antonio, TX                -              -                -                  (c)               (c)
      Dallas, TX                     -              -                -                  (c)               (c)
      Garland, TX                    -              -                -                  (c)               (c)
      Arlington, TX                  -              -                -                  (c)               (c)
      Millville, NJ                  -              -                -                  (c)               (c)
      Atlanta, GA                    -              -                -                  (c)               (c)
      Mantua, NJ                     -              -                -                  (c)               (c)
      Vineland, NJ                1,901,335         -                -                  (c)               (c)
      Amarillo, TX                   -              -                -                  (c)               (c)
      Amarillo, TX                   -              -                -                  (c)               (c)
      Amarillo, TX                   -              -               (d)                 (d)               (d)
      Glassboro, NJ                  -              -                -                  (c)               (c)
      Kissimmee, FL                  -              -                -                  (c)               (c)
      Alice, TX                      -              -               (d)                 (d)               (d)
      Tampa, FL                      -              -                -                  (c)               (c)
      Lafayette, LA                  -              -                -                  (c)               (c)
      Moore, OK                      -              -                -                  (c)               (c)
      East Point, GA                 -              -               (d)                 (d)               (d)
      Irving, TX                     -              -                -                  (c)               (c)
      Ft. Worth, TX                  78,461         -               (d)                 (d)               (d)
      Williston, FL                  -              -                -                  (c)               (c)
      Jasper, FL                     -              -                -                  (c)               (c)
      Oklahoma City, OK              -              -               (n)                 (c)               (c)
      Oklahoma City, OK              -              -               (n)                 (c)               (c)
      Norman, OK                     -              -                -                  (c)               (c)
      Chattanooga, TN                -              -                -                  (c)               (c)
      Del City, OK                1,376,025         -                -                  (c)               (c)
      Arlington, TX               1,416,071         -                -                  (c)               (c)
      Kennett Square, PA          1,984,435         -               (n)                 (c)               (c)

    Food 4 Less:
      Lemon Grove, CA                -              -                -                  (c)               (c)
      Chula Vista, CA                -              -                -                  (c)               (c)

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

    Kash N' Karry:
      Brandon, FL                    -              -               (d)                 (d)               (d)

    Levitz:
      Tempe, AZ                      -              -               (d)                 (d)               (d)

    Oshman's Sporting Goods:
      Dallas, TX                     -              -                -                  (c)               (c)

    Shop & Save:
      Homestead, PA                  -              -                -                  (c)               (c)

    SuperValu:
      Warwick, RI                    -              -                -                  (c)               (c)

    Waccamaw:
      Fairfax, VA                    -              -                -                  (c)               (c)

                               ------------       -------       ------------        ------------     ------------
                               $  6,756,327       $ -           $    -               $   -            $    -
                               ============       =======       ============        ============     ============

                                                                             Life On
                                                                              Which
                                                                           Depreciation
                                                                               and
                                                                           Amortization
                                                                                in
                                                                              Latest
                             Accumulated                                      Income
                             Depreciation     Date of                       Statement
                                 and           Con-           Date              is
                             Amortization    struction      Acquired         Computed
-----------------------      ------------    ---------      --------       ------------
Real Estate the Company
  has Invested in Under
  Operating Leases:

    Academy:
      Houston, TX                 -             1994        05/95               (c)
      Houston, TX                 -             1995        06/95               (c)
      N. Richland Hills, TX       -             1996        08/95 (h)           (c)
      Houston, TX                 -             1996        02/96 (h)           (c)
      Houston, TX                 -             1996        06/96 (h)           (c)
      Baton Rouge, LA             -             1997        08/96 (h)           (c)
      Houston, TX                 72,915        1976        03/99             40 years
      Pasadena, TX                97,672        1994        03/99             40 years
      Beaumont, TX               109,706        1992        03/99             40 years

    Adjacent Excess Space:
      Memphis, TN                 28,669        1998        11/98             40 years

    Babies "R" Us:
      Arlington, TX              294,379        1996        06/96             40 years

    Barnes & Noble:
      Lakeland, FL               226,507        1995        07/94 (h)         40 years
      Brandon, FL                228,235        1995        08/94 (h)         40 years
      Denver, CO                 425,438        1994        09/94             40 years
      Houston, TX                314,486        1995        10/94 (h)         40 years
      Plantation, FL              -             1996        05/95 (h)           (c)
      Lafayette, LA              270,483        1996        06/95 (h)         40 years
      Daytona, FL                253,132        1996        09/95 (h)         40 years
      Freehold, NJ               278,187        1995        01/96             40 years
      Dayton, OH                 292,127        1996        05/97             40 years
      Redding, CA                143,942        1997        06/97             40 years
      Marlton, NJ                229,423        1998        11/98             40 years

    Bed Bath & Beyond:
      Richmond, VA               200,472        1997        06/98             40 years
      Los Angeles, CA            164,124        1975        11/98             40 years
      Glendale, AZ               100,569        1999        12/98 (i)         40 years

    Best Buy:
      Brandon, FL                268,551        1996        02/97             40 years
      Evanston, IL                -             1994        02/97               (c)
      Cuyahoga Falls, OH         208,903        1970        06/97             40 years
      Rockville, MD              295,582        1995        07/97             40 years
      Fairfax, VA                271,520        1995        08/97             40 years
      St. Petersburg, FL         243,527        1997        09/97             40 years
      North Fayette, PA          145,697        1997        06/98             40 years

    Blockbuster:
      Conyers, GA                 49,254        1997        06/97             40 years

    Borders Books & Music:
      Wilmington, DE             913,304        1994        12/94             40 years
      Richmond, VA               361,415        1995        06/95             40 years
      Ft. Lauderdale, FL         475,993        1995        02/96             40 years
      Bangor, ME                 281,488        1996        06/96             40 years
      Altamonte Spgs, FL          -             1997        09/97               (c)

    Boxley Enterprises:
      Orlando, FL                 91,625        1974        08/93           20.9 years

    Checkers:
      Orlando, FL                 -             1988        07/92               (c)

    CompUSA:
      Miami, FL                  312,796        1994        04/94             40 years

    Computer City:
      Baton Rouge, LA            114,262        1995        12/95             40 years

    Dave & Buster's:
      Utica, MI                   -             1998        06/98               (c)

    Dick's Clothing:
      Taylor, MI                 378,759        1996        08/96             40 years
      White Marsh, MD            420,644        1996        08/96             40 years

    Eckerd:
      San Antonio, TX             -             1993        12/93               (c)
      Dallas, TX                  -             1994        01/94               (c)
      Garland, TX                 -             1994        02/94               (c)
      Arlington, TX               -             1994        02/94               (c)
      Millville, NJ               -             1994        03/94               (c)
      Atlanta, GA                 -             1994        03/94               (c)
      Mantua, NJ                  -             1994        06/94               (c)
      Amarillo, TX                -             1994        12/94               (c)
      Amarillo, TX                -             1994        12/94               (c)
      Glassboro, NJ               -             1994        12/94               (c)
      Kissimmee, FL               -             1995        04/95               (c)
      Tampa, FL                   -             1995        12/95               (c)
      Douglasville, GA           122,466        1996        01/96             40 years
      Lafayette, LA               -             1995        01/96               (c)
      Moore, OK                   -             1995        01/96               (c)
      Midwest City, OK           133,099        1996        03/96             40 years
      Irving, TX                  -             1996        12/96               (c)
      Jasper, FL                  -             1994        01/97               (c)
      Williston, FL               -             1995        01/97               (c)
      Pantego, TX                128,289        1997        06/97             40 years
      Conyers, GA                 88,444        1997        06/97             40 years
      Norman, OK                  -             1997        06/97               (c)
      Chattanooga, TN             -             1997        09/97               (c)
      Stone Mountain, GA          91,431        1997        09/97             40 years
      Arlington, TX               82,918        1998        11/97 (i)         40 years
      Leavenworth, KS             84,563        1998        11/97 (i)         40 years
      Augusta, GA                100,888        1997        12/97             40 years
      Riverdale, GA              129,837        1997        12/97             40 years
      Warner Robins, GA           60,088        1999        03/98 (i)         40 years
      Lewisville, TX              76,509        1998        04/98 (i)         40 years
      Forest Hill, TX             69,739        1998        04/98 (i)         40 years
      Del City, OK                -             1998        05/98               (c)
      Arlington, TX               -             1998        05/98               (c)
      Garland, TX                 72,404        1998        06/98 (i)         40 years
      Garland, TX                 74,390        1998        06/98 (i)         40 years
      Oklahoma City, OK           72,023        1999        08/98 (i)         40 years
      Vineland, NJ                -             1999        09/98               (c)
      Richardson, TX              -             (g)         06/99               (g)
      Gladstone, MO               16,308        2000        12/99 (i)         40 years

    Food 4 Less:
      Lemon Grove, CA             -             1996        07/95 (h)           (c)
      Chula Vista, CA             -             1995        11/98               (c)

    Gateway:
      Glendale, AZ                35,376        1999        12/98 (i)         40 years

    Golden Corral:
      Edenton, NC                152,373        1984        11/84             35 years
      Rockledge, FL  (e)         162,019        1984        12/84             35 years
      Gilmer, TX                 140,911        1984        12/84             35 years
      Bonham, TX     (e)         163,579        1984        12/84             35 years
      Leitchfield, KY            145,744        1984        12/84             35 years
      Marietta, GA   (e)         164,692        1984        12/84             35 years
      Atlanta, TX                174,688        1985        01/85             35 years
      Vernon, TX                 152,723        1985        03/85             35 years
      Abbeville, LA              168,265        1985        04/85             35 years
      Clanton, AL    (e)         137,856        1985        05/85             35 years
      Pleasanton, TX             146,747        1985        05/85             35 years
      Lake Placid, FL            141,642        1985        05/85             35 years
      Melbourne, FL  (e)         155,071        1985        07/85             35 years
      Franklin, LA   (e)         180,274        1985        07/85             35 years

    Good Guys, The:
      Foothill Ranch, CA         250,839        1995        12/96             40 years
      Riverside, CA              254,534        1995        05/97             40 years
      Clackamas, OR               91,930        1995        06/98             40 years
      Bellingham, WA             112,122        1994        06/98             40 years
      Federal Way, WA            105,579        1994        06/98             40 years
      East Palo Alto, CA         152,509        1999        12/98 (h)         40 years

    Heilig-Meyers:
      Baltimore, MD               43,195        1968        11/98             40 years
      Glen Burnie, MD             49,462        1968        11/98             40 years
      Lima, OH                    58,315        1997        11/98             40 years
      Copperas Cove, TX           50,115        1972        11/98             40 years
      Nacogdoches, TX             66,800        1997        11/98             40 years

    Hi-Lo Automotive:
      Mesquite, TX                79,651        1994        10/94             40 years
      Arlington, TX               86,969        1993        11/94             40 years
      Ft. Worth, TX               77,943        1993        11/94             40 years
      Garland, TX                 77,900        1993        11/94             40 years
      Houston, TX                 80,940        1994        11/94             40 years
      Dallas, TX                  81,737        1994        12/94             40 years
      Bastrop, TX                 50,394        1994        09/95             40 years
      Eagle Pass, TX              59,956        1994        09/95             40 years
      Lake Worth, TX              70,961        1995        09/95             40 years
      McAllen, TX                 79,627        1995        09/95             40 years
      Nacogdoches, TX             68,688        1995        09/95             40 years
      San Antonio, TX             84,670        1994        09/95             40 years
      Temple, TX                  77,306        1989        09/95             40 years
      Universal City, TX          75,060        1995        09/95             40 years

    HomePlace:
      Altamonte Spgs, FL         401,355        1997        09/97             40 years
      Ft. Myers, FL              307,603        1997        12/97             40 years
      Bowie, MD                  159,889        1997        12/97           38.5 years

    International House
    of Pancakes:
      Stafford, TX                -             1992        10/93               (c)
      Sunset Hills, MO            -             1993        10/93               (c)
      Las Vegas, NV               -             1993        12/93               (c)
      Ft. Worth, TX               -             1993        12/93               (c)
      Arlington, TX               -             1993        12/93               (c)
      Matthews, NC                -             1993        12/93               (c)
      Phoenix, AZ                 -             1993        12/93               (c)
      Midwest City, OK            -             (o)         03/96               (o)

    Just for Feet:
      Albuquerque, NM            206,787        1997        06/97             40 years

    Jo-Ann etc:
      Corpus Christi, TX         161,186        1967        11/93             40 years

    Kash N' Karry:
      Palm Harbor, FL             -             (p)         03/99               (p)
      Gainesville, FL             -             (p)         03/99               (p)
      Brandon, FL                 -             (p)         03/99               (p)
      Sarasota, FL                -             (p)         03/99               (p)

    Kroger:
      Columbus, OH                50,429        1982        02/97             40 years

    Lucky:
      Watsonville, CA             -             (p)         03/99               (p)
      Lodi, CA                    -             (p)         03/99               (p)
      Sonora, CA                  -             (p)         03/99               (p)

    Michaels:
      Grapevine, TX              131,323        1998        06/98             40 years

    Office Depot:
      Arlington, TX              243,980        1991        01/94             40 years
      Richmond, VA               223,474        1996        05/96             40 years

    OfficeMax:
      Corpus Christi, TX         187,438        1967        11/93             40 years
      Dallas, TX                 299,348        1993        12/93             40 years
      Cincinnati, OH             255,190        1994        07/94             40 years
      Evanston, IL               244,358        1995        06/95             40 years
      Altamonte Spgs, FL         371,998        1995        01/96             40 years
      Pompano Beach, FL          233,585        1972        02/96             40 years
      Cutler Ridge, FL           166,709        1995        06/96             40 years
      Sacramento, CA             296,317        1996        12/96             40 years
      Salinas, CA                177,216        1995        02/97             40 years
      Redding, CA                193,159        1997        06/97             40 years
      Kelso, WA                  133,535        1998        09/97 (i)         40 years
      Lynchburg, VA              106,066        1998        02/98             40 years
      Leesburg, FL                98,461        1998        08/98             40 years
      Plymouth Meeting, PA        96,120        1999        10/98 (i)         40 years
      Tigard, OR                 119,389        1995        11/98             40 years
      Dover, NJ                  172,023        1995        11/98             40 years
      Griffin, GA                 76,956        1999        11/98 (i)         40 years

    Oshman's Sporting Goods:
      Dallas, TX                  -             1994        03/94               (c)

    Party City:
      Memphis, TN                 43,796        1999        12/98             40 years

    Petco:
      Grand Forks, ND             69,197        1996        12/97             40 years

    PETsMART:
      Chicago, IL                204,278        1998        09/98             40 years

    Pier 1 Imports:
      Anchorage, AK              201,134        1995        02/96             40 years
      Memphis, TN                 72,761        1997        09/96 (h)         40 years
      Sanford, FL                 56,048        1998        06/97 (h)         40 years
      Knoxville, TN               35,976        1999        01/98 (h)         40 years
      Mason, OH                   34,111        1999        06/98 (h)         40 years
      Harlingen, TX               22,850        1999        11/98 (h)         40 years
      Valdosta, GA                22,666        1999        01/99 (h)         40 years

    Rally's:
      Toledo, OH                  70,103        1989        07/92           38.8 years

    Riser Foods:
      Maple Heights, OH          278,459        1985        02/97             40 years

    Robb & Stucky:
      Ft. Myers, FL              479,304        1997        12/97             40 years

    Roger & Marv's:
      Kenosha, WI                327,724        1992        02/97             40 years

    Ross Dress For Less:
      Coral Gables, FL           124,318        1994        06/96             40 years

    Scotty's:
      Orlando, FL                286,881        1995        06/95             40 years
      Orlando, FL                265,095        1995        06/95             40 years

    Sears Homelife:
      Clearwater, FL             481,110        1992        05/93             40 years
      Orlando, FL                414,872        1992        05/93             40 years
      Pensacola, FL              179,926        1994        06/96             40 years
      Raleigh, NC                197,771        1995        06/96             40 years
      Tampa, FL                  230,725        1992        06/96             40 years

    7-Eleven:
      Land 'O Lakes, FL           39,996        1999        10/98 (i)         40 years
      Tampa Palms, FL             41,093        1999        12/98 (i)         40 years

    Shop & Save:
      Homestead, PA               -             1994        02/97               (c)
      Penn Hills, PA             120,428        1991        02/97             40 years

    Silk City:
      Arlington, TX              274,354        1996        06/96             40 years

    Sports Authority:
      Tampa, FL                  171,512        1994        06/96             40 years
      Memphis, TN                142,066        1998        12/97 (i)         40 years
      Little Rock, AR            152,408        1998        09/98             40 years

    Staples:
      Orlando, FL                 14,396        1995        06/95             40 years

    SuperValu:
      Huntington, WV              73,683        1971        02/97             40 years
      Warwick, RI                 -             1992        02/97               (c)

    Target:
      Chico, CA                   -             (p)         03/99               (p)
      Victorville, CA             -             (p)         03/99               (p)
      San Diego, CA               -             (p)         03/99               (p)

    Top's:
      Lacey, WA                  686,083        1992        02/97             40 years

    Waccamaw:
      Fairfax, VA                 -             1995        12/95               (c)
      White Marsh, MD            209,821        1998        03/98 (i)         40 years

    Waremart:
      Eureka, CA                 529,965        1965        02/97             40 years

    Wal-Mart:
      Sealy, TX                   66,442        1982        03/99             40 years
      Aransas Pass, TX           118,258        1983        03/99             40 years
      Winfield, AL                75,452        1983        03/99             40 years
      Corpus Christi, TX          96,703        1983        03/99             40 years
      Beeville, TX               103,712        1983        03/99             40 years
      Corpus Christi, TX         140,261        1983        03/99             40 years
      Texarkana, AR              164,913        1983        03/99             40 years

    Wendy's Old Fashioned
    Hamburger:
      Fenton, MO                 128,101        1985        07/92             33 years
      Sacramento, CA              -             (o)         02/98               (o)

    Vacant Land:
      Little Rock, AR             -              -          09/98                -

    Vons:
      Moreno Valley, CA           74,003        1983        03/99             40 years

    Leasehold Interests:         325,294         -          08/99               (q)

                             -----------
                             $27,438,288
                             ===========

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

    Best Buy:
      Evanston, IL               (c)            1994        02/97               (c)

    Borders Books & Music:
      Altamonte Spgs, FL         (c)            1997        09/97               (c)

    Checkers:
      Orlando, FL                (c)            1988        07/92               (c)

    Dave & Buster's:
      Utica, MI                  (c)            1998        06/98               (c)

    Eckerd:
      San Antonio, TX            (c)            1993        12/93               (c)
      Dallas, TX                 (c)            1994        01/94               (c)
      Garland, TX                (c)            1994        02/94               (c)
      Arlington, TX              (c)            1994        02/94               (c)
      Millville, NJ              (c)            1994        03/94               (c)
      Atlanta, GA                (c)            1994        03/94               (c)
      Mantua, NJ                 (c)            1994        06/94               (c)
      Vineland, NJ               (c)            1999        03/99 (j)           (c)
      Amarillo, TX               (c)            1994        12/94               (c)
      Amarillo, TX               (c)            1994        12/94               (c)
      Amarillo, TX               (d)            1994        12/94               (d)
      Glassboro, NJ              (c)            1994        12/94               (c)
      Kissimmee, FL              (c)            1995        04/95               (c)
      Alice, TX                  (d)            1995        06/95               (d)
      Tampa, FL                  (c)            1995        12/95               (c)
      Lafayette, LA              (c)            1995        01/96               (c)
      Moore, OK                  (c)            1995        01/96               (c)
      East Point, GA             (d)            1996        12/96               (d)
      Irving, TX                 (c)            1996        12/96               (c)
      Ft. Worth, TX              (d)            1996        12/96               (d)
      Williston, FL              (c)            1995        01/97               (c)
      Jasper, FL                 (c)            1994        01/97               (c)
      Oklahoma City, OK          (c)            1997        06/97               (c)
      Oklahoma City, OK          (c)            1997        06/97               (c)
      Norman, OK                 (c)            1997        06/97               (c)
      Chattanooga, TN            (c)            1997        09/97               (c)
      Del City, OK               (c)            1998        10/98 (j)           (c)
      Arlington, TX              (c)            1998        11/98 (j)           (c)
      Kennett Square, PA         (c)            2000        12/00               (c)

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

    Levitz:
      Tempe, AZ                  (d)            1994        01/95               (d)

    Oshman's Sporting Goods:
      Dallas, TX                 (c)            1994        03/94               (c)

    Shop & Save:
      Homestead, PA              (c)            1994        02/97               (c)

    SuperValu:
      Warwick, RI                (c)            1992        02/97               (c)

    Waccamaw:
      Fairfax, VA                (c)            1995        12/95               (c)
                             -----------
                             $    -
                             ===========

               COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III-REAL ESTATE AND ACCUMULATED  DEPRECIATION AND AMORTIZATION
                               December 31, 2000


(a) Transactions in real estate and accumulated  depreciation  during 2000, 1999 and 1998, are summarized as follows:
                                                                  2000              1999              1998
                                                              ------------      ------------      ------------
      Land, Buildings, and Leasehold Interests:
        Balance at the Beginning of Period                    $568,216,480      $537,283,241      $413,274,423
          Acquisitions                                           1,963,085        76,165,384       129,416,817
          Sale of land, buildings, and leasehold interests     (27,779,028)      (45,232,145)       (5,407,999)
                                                              ------------      ------------      ------------
        Balance at the Close of Period                        $542,400,537      $568,216,480      $537,283,241
                                                              ============      ============      ============

      Accumulated Depreciation and Amortization:
        Balance at the Beginning of Period                    $ 22,022,978      $ 17,335,079      $ 12,296,997
          Sale of land, buildings, and leasehold interests      (2,353,983)       (2,835,339)         (820,506)
          Depreciation and Amortization expense                  7,769,293         7,523,238         5,858,588
                                                              ------------      ------------      ------------
        Balance at the Close of Period                        $ 27,438,288      $ 22,022,978      $ 17,335,079
                                                              ============      ============      ============

(b) As of December 31, 2000, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 2000, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $640,189,576.

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

(k) During the year ended December 31, 1997, the Company (i) incurred acquisition fees and expense reimbursement fees totaling $2,278,306, paid to CNL Realty Advisors, Inc. and (ii) acquired land and buildings purchased from affiliates of CNL Realty Advisors, Inc. for an aggregate cost of $37,712,514. Such amounts are included in land and buildings on operating leases and net investments in direct financing leases. On January 1, 1998, the Company acquired CNL Realty Advisors, Inc. and became self-administered. As a result, the Company was not a party to such transactions and began internally performing the services previously provided by CNL Realty Advisors, Inc. for each of the years ended since December 31, 1998.

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

                                        COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
                                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                        December 31, 2000
                                                                                                                         Principal
                                                                                                                         Amount of
                                                                                                                       Loans Subject
                                                           Final     Periodic               Face        Carrying       to Delinquent
                                               Interest   Maturity   Payment     Prior    Amount of     Amount of        Principal
             Description                         Rate       Date      Terms      Liens    Mortgages    Mortgages(d)     or Interest
-------------------------------------          --------   --------   --------   ------   -----------   ------------   --------------
First Mortgages on Retail Properties:
      National City, CA                           11.5%     2009       (b)        -      $ 2,765,000   $ 1,834,662      $     -
      San Jose, CA                                11.5%     2009       (b)        -        2,565,000     1,740,089            -
      Land 'O Lakes, FL                            9.5%     2002       (g)        -          540,861       519,441            -
      South Miami, FL                              9.0%     2003       (c)        -        2,500,000     2,500,000            -
      Lawton and Oklahoma City, OK (f)             8.5%     2001       (c)        -        4,399,805     4,399,805            -
      Burleson, TX                                 8.5%     2001       (c)        -        2,355,279     2,355,279            -

Revolving Lines of Credit Secured by
  Various Properties:
    Commercial Net Lease
      Realty Services Inc.           Prime rate + 0.25%     2003       (c)        -       56,406,941    56,406,941            -
                                                                                         -----------   -----------      ------------
                                                                                         $71,532,886   $69,756,217      $     -
                                                                                         ===========   ===========      ============

  (a) The following shows the changes in the carrying amounts of mortgage loans during the periods:

                                           2000            1999
                                       ------------     ------------
    Balance at Beginning of Period     $ 36,113,091     $          -
      New mortgage loans                 42,850,026       48,917,787 (e)(f)
      Deductions during the period:
        Collections of principal         (9,206,900)     (12,804,696)(f)
        Foreclosures                              -                -
                                       ------------     ------------
    Balance at the Close of Period     $ 69,756,217     $ 36,113,091
                                       ============     ============

  (b) Principal and interest is payable at level amounts over the life of the loan.

  (c) Interest only payments are due quarterly. Principal is due at maturity.

  (d) Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2000 and 1999, was $69,756,217 and $36,113,091, respectively.

  (e) Mortgages totaling $1,425,000 and $18,634,755 were accepted in connection with the sale of real estate for the years ended December 31, 2000 and 1999, respectively.

  (f) As of December 31, 1999, mortgages totaling $6,755,084 were accepted as payment towards the principal balance of the revolving line of credit for Commercial Net Lease Realty Services, Inc. (an unconsolidated affiliate of the Company). The mortgagees are affiliates of certain members of the Company's board of directors.

  (g) Construction loan with monthly interest payments rolled into the principal balance of the mortgage.

                                    EXHIBITS

                                 EXHIBIT INDEX
Exhibit Number
--------------

   3.   Articles of Incorporation and By-laws

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

   4.   Instruments  defining   the   rights  of  security   holders,  including
        indentures

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

  10.   Material Contracts

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

        10.7 Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

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

        10.11 Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

  12. Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

  13. Annual Report to Shareholders for the year ended December 31, 2000 (filed herewith).

  23.   Consent  of  Independent   Accountants   dated  March  30,  2001  (filed
        herewith).

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.