Form 10-Q
period 2001-03-31
COMMERCIAL NET LEASE REALTY INC
filed 2001-05-10
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

30,502,374 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2001.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONTENTS

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	March 31, 2001	December 31, 2000

Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $28,253 and $27,438, respectively	$502,354	$514,962
Accounted for using the direct financing method	118,966	123,217
Investment in unconsolidated affiliates	2,101	3,603
Mortgages and accrued interest receivable	12,762	13,547
Mortgages and other receivables from unconsolidated affiliates	92,611	77,798
Cash and cash equivalents	11,454	2,190
Receivables	1,606	2,070
Accrued rental income, net of allowance	15,381	15,285
Debt costs, net of accumulated amortization of $3,785 and $3,587, respectively	3,479	3,668
Other Assets	5,137	5,271

Total Assets	$765,851	$761,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$103,500	$101,700
Mortgages payable	36,832	37,351
Notes payable, net of unamortized discount of $598 and $624, respectively, and unamoritzed interest rate hedge gain of $1,829 and $1,955, respectively	221,230	221,330
Accrued interest payable	3,103	3,214
Accounts payable and accrued expenses	1,228	1,077
Other liabilities	3,573	3,038

Total liabilities	369,466	367,710

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued and outstanding 30,502,374 and 30,456,705 shares at March 31, 2001 and December 31, 2000, respectively	305	305
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	398,933	398,449
Accumulated dividends in excess of net earnings	(2,853)	(4,853)

Total stockholders' equity	396,385	393,901

	$765,851	$761,611

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Quarter Ended March 31,
	2001	2000

Revenues:
Rental income from operating leases	$14,411	$15,727
Earned income from direct financing leases	3,256	3,321
Contingent rental income	662	272
Development and asset management fees from related parties	92	96
Interest from unconsolidated affiliate and other mortgages receivable	2,157	1,077
Other	299	94

	20,877	20,587

Expenses:
General operating and administrative	1,853	1,250
Real estate expenses	114	100
Interest	6,294	6,646
Depreciation and amortization	2,208	2,288
Expenses incurred in acquiring advisor from related party	334	491

	10,803	10,775

Earnings before equity in earnings of unconsolidated affiliates and gain on disposition of real estate	10,074	9,812

Equity in earnings of unconsolidated affiliates	(1,344)	(1,168)

Gain on disposition of real estate	2,864	-

Net earnings	$11,594	$8,644

Net earnings per share of common stock:
Basic	$0.38	$0.29

Diluted	$0.38	$0.28

Weighted average number of shares outstanding:
Basic	30,515,582	30,325,685

Diluted	30,544,202	30,335,622

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Quarter Ended March 31,
	2001	2000

Cash flows from operating activities:
Net earnings	$11,594	$8,644
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,208	2,288
Amortization of notes payable discount	26	22
Amortization of deferred interest rate hedge gain	(126)	(118)
Gain on disposition of real estate	(2,864)	-
Expenses incurred in acquiring advisor from related party	334	491
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	1,502	1,509
Decrease in real estate leased to others using the direct financing method	541	492
Decrease in leasehold interests	-	1,455
Decrease (increase) in mortgages and accrued interest receivable	180	(5)
Decrease in receivables	329	409
Increase in accrued rental income	(740)	(825)
Increase in other assets	(13)	(40)
Increase (decrease) in accrued interest payable	(111)	605
Increase (decrease) in accounts payable and accrued expenses	86	(248)
Increase in other liabilities	553	826

Net cash provided by operating activities	13,499	15,505

Cash flows from investing activities:
Proceeds from the disposition of real estate	18,057	838
Additions to real estate accounted for using the operating method	(68)	(134)
Increase in mortgages receivable	-	(309)
Mortgage payments received	780	79
Increase in mortgages and other receivable from unconsolidated affiliates	(21,209)	(6,605)
Payments received from unconsolidated affiliates	6,221	-
Increase in other assets	(1)	(153)
Other	92	(63)

Net cash provided by (used in) investing activities	3,872	(6,347)

Cash flows from financing activities:
Proceeds from line of credit payable	20,600	9,100
Repayment of line of credit payable	(18,800)	(6,200)
Repayment of mortgages payable	(519)	(1,587)
Payment of debt costs	(36)	-
Proceeds from issuance of common stock	150	143
Payment of dividends	(9,594)	(9,378)
Other	92	(55)

Net cash used in financing activities	(8,107)	(7,977)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)

	Quarter Ended March 31,
	2001	2000

Net increase in cash and cash equivalents	9,264	1,181

Cash and cash equivalents at beginning of period	2,190	3,329

Cash and cash equivalents at end of period	$11,454	$4,510

Supplemental schedule of non-cash investing and financing activities:
Issued 32,542 and 50,711 shares of common stock in 2001 and 2000, respectively, in connection with the acquisition of the Company's advisor	$334	$491

Mortgage note accepted in connection with the sale of real estate	$-	$1,425

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2001 and 2000

1.     Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from the audited financial statements as of that date.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2000.

The condensed consolidated financial statements include the accounts of Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period and diluted earnings per share are calculated based upon weighted average number of common shares outstanding plus dilutive potential common shares.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment for SFAS 133.” The Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Statements require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." Statement No. 137 defers the effective date of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" for one year. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has reviewed the Statement, as amended, and has determined that it did not have any impact on the Company's consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters Ended March 31, 2001 and 2000

2.    Leases:

The Company generally leases its real estate to operators of major retail businesses. As of March 31, 2001, 168 of the leases have been classified as operating leases and 78 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 46 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2001 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.    Common Stock:

In January 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of up to $200,000,000 in debt and equity securities (which includes approximately $180,000,000 of unissued debt and equity securities under the Company’s previous $300,000,000 shelf registration statement).

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters Ended March 31, 2001 and 2000

4.    Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:
	2001	2000

Basic Earnings Per Share:
Net earnings	$11,594,000	$8,644,000

Weighted average number of shares outstanding	30,463,268	30,258,141

Merger contingent shares	52,314	67,544

Weighted average number of shares outstanding use in basic earnings per share	30,515,582	30,325,685

Basic earnings per share	$0.38	$0.29

Diluted Earnings Per Share:
Net earnings	$11,594,000	$8,644,000

Weighted average number of shares outstanding	30,463,268	30,258,141

Effect of dilutive securities:
Stock options	17,652	11
Merger contingent shares	63,282	77,470

Weighted average number of shares outstanding use in diluted earnings per share	30,544,202	30,335,622

Diluted earnings per share	$0.38	$0.28

The following represents the number of options of common stock for which were not included in computing diluted earnings per share because their effects were antidilutive for the quarters ended March 31:

	2001	2000

Antidilutive potential common stock	1,562,892	1,665,925

5.    Related Party Transactions:

In connection with the mortgages and other receivables from the Company’s unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. and its wholly-owned subsidiaries (“Services”), the Company received $2,322,000 and $835,000 in interest and fees during the quarters ended March 31, 2001 and 2000, respectively. In addition, Services paid the Company $169,000 and $102,000 in expense reimbursements for accounting services provided by the Company during quarters ended March 31, 2001 and 2000, respectively.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Quarters Ended March 31, 2001 and 2000

6.    Segment Information:

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While the Company does not have more than one reportable segment, the Company has identified two primary sources of revenue: (i) rental and earned income from the triple net leases and (ii) fee income from development, property management and asset management services.

The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s consolidated totals at March 31, 2001 and 2000, and for the quarters then ended (dollars in thousands):

	Rental and Earned Income	Fee Income	Corporate	Consolidated Totals

2001
Revenues	$18,806	$2,071	$-	$20,877
General operating and administrative expenses	1,208	241	404	1,853
Real estate expenses	114	-	-	114
Interest expense	6,283	11	-	6,294
Depreciation and amortization	2,191	15	2	2,208
Expenses incurred in acquiring advisor from related party	-	-	334	334
Equity in earnings of unconsolidated affiliates	93	(1,437)	-	(1,344)
Gain on disposition of real estate	2,864	-	-	2,864

Net earnings	$11,967	$367	$(740)	$11,594

Assets	$765,731	$47	$73	$765,851

Additions to long-lived assets:
Real estate	$68	$-	$-	$68

Other	$46	$6	$6	$58

2000
Revenues	$19,821	$766	$-	$20,587
General operating and administrative expenses	948	48	254	1,250
Real estate expenses	100	-	-	100
Interest expense	6,646	-	-	6,646
Depreciation and amortization	2,260	24	4	2,288
Expenses incurred in acquiring advisor from related party	-	-	491	491
Equity in earnings of unconsolidated affiliates	93	(1,261)	-	(1,168)

Net earnings	$9,960	$(567)	$(749)	$8,644

Assets	$751,717	$82	$82	$751,881

Additions to long-lived assets:
Real estate	$134	$-	$-	$134

Other	$29	$1	$-	$30

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Quarters Ended March 31, 2001 and 2000

7.    Subsequent Events:

In April 2001, the Company declared dividends to its shareholders of $9,608,000 or $0.315 per share of common stock, payable in May 2001.

In April 2001, the Company modified its existing Amended and Restated Secured Revolving Line of Credit and Security Agreement (the “Security Agreement”), with a wholly-owned subsidiary of Services. In addition, the Company entered into new Secured Revolving Line of Credit and Security Agreements (the “Agreements”), with two additional wholly-owned subsidiaries of Services as borrowers. The Security Agreement amended certain provisions of the existing line of credit with the Company. The Security Agreement and the Agreements also increased the aggregate borrowing capacity from $35,000,000 to $40,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of March 31, 2001, Commercial Net Lease Realty, Inc. and its subsidiaries (the “Company”) owned, either directly or through a partnership interest, 258 properties (the “Properties”) substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources

General.  Historically, the Company’s only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, and for the payment of interest on its outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions and development have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 2001 and 2000, the Company generated $13,499,000 and $15,505,000, respectively, in net cash provided by operating activities. The decrease in cash from operations for the quarter ended March 31, 2001, as compared to quarter ended March 31, 2000, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

The Company’s leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of these certain Properties are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. If required, the Company may use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Management believes that the Company’s current capital resources (including cash on hand), coupled with the Company’s borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Equity Securities.  In January 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of up to $200,000,000 in debt and equity securities (which includes approximately $180,000,000 of unissued debt and equity securities under the Company’s previous $300,000,000 shelf registration statement).

Investment in Unconsolidated Affiliates.  In April 2001, the Company modified its existing Amended and Restated Secured Revolving Line of Credit and Security Agreement (the “Security Agreement”), with a wholly-owned subsidiary of Services. In addition, the Company entered into new Secured Revolving Line of Credit and Security Agreements (the “Agreements”) with two additional wholly-owned subsidiaries of Services as borrowers. The Security Agreement amended certain provisions of the existing line of credit with the Company. The Security Agreement and the Agreements also increased the aggregate borrowing capacity from $35,000,000 to $40,500,000.

Liquidity and Capital Resources – continued:

Dividends. One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the quarters ended March 31, 2001 and 2000, the Company declared and paid dividends to its stockholders of $9,594,000 and $9,378,000, respectively, or $0.315 and $0.310 per share of common stock, respectively. In April 2001, the Company declared dividends to its shareholders of $9,608,000 or $0.315 per share of common stock, payable in May 2001.

Results of Operations

As of March 31, 2001 and 2000, the Company owned 249 and 267 wholly-owned Properties, respectively, 246 and 264, of which were leased to operators of major retail businesses, respectively. In addition, during the quarter ended March 31, 2001, the Company sold ten properties that were leased during 2001. During the quarters ended March 31, 2001 and 2000, the Company earned $18,329,000 and $19,320,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income (“Rental Income”). The decrease in Rental Income during the quarter ended March 31, 2001, is primarily a result of (i) disposal of ten Properties during the fourth quarter 2000 that were operational for the full quarter ended March 31, 2000 and (ii) receipt by the Company of non-recurring additional rental income during the quarters ended March 31, 2001 and 2000 of $400,000 and $1,096,000, respectively, related to the termination of leases on seven and two properties, respectively.

During the quarters ended March 31, 2001 and 2000, the Company earned $662,000 and $272,000, respectively, in contingent rental income. The increase in contingent rental income in 2001 is attributable to the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin 101 “Revenue Recognition” (the “Bulletin”), which establishes accounting and reporting standards for the recognition of contingent rental income. Accordingly, the Company has modified its revenue recognition policy and recognizes contingent rental income based on the tenants’ actual gross quarterly or annual sales pursuant to the terms of the leases. Adoption of this Bulletin resulted in the recognition of an additional $367,000 of contingent rental income during the quarter ended March 31, 2001.

During the quarter ended March 31, 2001, the Company sold ten properties for a total of $18,349,000 and received net sales proceeds of $18,057,000. The Company recognized a net gain on the sale of these ten properties of $2,864,000 for financial reporting purposes. The Company intends to reinvest the proceeds from eight of these properties to acquire additional properties and to structure the transactions to qualify as a tax-free like-kind exchange transactions for federal income tax purposes.

During the quarters ended March 31, 2001 and 2000, the Company earned $2,157,000 and $1,077,000, respectively, in interest income. The increase in interest earned during 2001 is attributable to the interest earned on the mortgages receivable and the mortgages and other receivables from Services issued during 2000.

During the quarters ended March 31, 2001 and 2000, operating expenses, excluding interest and including depreciation and amortization, were $4,509,000 and $4,129,000, respectively, (21.6% and 20.1%, respectively, of total revenues). The increase in operating expenses for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, is attributable to the increase in general operating and administrative expenses as a result of an increase in expenses related to technology, investor relations and professional services provided to the Company. However, the increase in general operating and administrative expenses for the quarter ended March 31, 2001 is partially offset by a decrease in charges related to the costs incurred in acquiring the Company’s advisor from a related party.

Results of Operations – continued:

The Company recognized $6,294,000 and $6,646,000 in interest expense for the quarters ended March 31, 2001 and 2000, respectively. Interest expense decreased during the quarter ended March 31, 2001, primarily as a result of the decline in the average interest rate on the Company’s credit facility. However, the decrease in interest expense was partially offset by an increase in interest incurred related to the issuance of $20,000,000 of 8.5% notes payable in September 2000.

In May 1999, Services was formed to enable the Company to perform additional development, leasing and disposition services. The Company accounts for its investment in Services under the equity method, and therefore, recognizes 95 percent of the income or loss of Services as equity in earnings of unconsolidated affiliate. The net losses incurred by Services for the quarter ended March 31, 2001 are primarily due to the nature of the development, leasing and real estate disposition business which provides for revenue recognition upon completion of construction, leasing or disposition of the real estate, while many of the related expenses are recognized as incurred.

Investment Considerations.  Three of the Company’s tenants, Levitz, Waccamaw/HomePlace and Heilig-Meyers (the “Tenants”), have each filed voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the Tenants has the right to reject or affirm its leases with the Company. In January 2001, Heilig-Meyers rejected one of its 17 leases with the Company, at which time Heilig-Meyers was no longer required to pay rent on this property. The Company is currently marketing the property for sale or lease. In February 2001, Levitz affirmed its lease with the Company, which required Levitz to perform all obligations under the original lease. Waccamaw/HomePlace and Heilig-Meyers continued to lease six and 16 Properties, respectively, which combined, accounted for 7.6% of the Company’s Rental Income for the quarter ended March 31, 2001. While the tenants have not rejected or affirmed the remaining 22 leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the rejection of all 23 leases could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from the Company’s debt or equity capital, the ability of the Company to locate suitable tenants for its Properties and the ability of tenants to make payments under their respective leases.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2000.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

			3.2	By-laws of the Registrant (filed as Exhibit 3.3(ii) to Amendment No. 2 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

		4.	Instruments defining the rights of security holders, including indentures

			4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

			4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 and $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

			4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

			4.4	Form of 7.125% Notes due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.7	Secured Promissory Note, dated January 19, 1996 among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

	10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

	10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

(B)	No reports on Form 8-K were filed during the quarter ended March 31, 2001.

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 10th day of May 2001.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/Kevin B. Habicht
        Kevin B. Habicht
        Chief Financial Officer and Director