Form 10-Q
period 2001-06-30
COMMERCIAL NET LEASE REALTY INC
filed 2001-08-14
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes             No    X    .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

30,548,175 shares of Common Stock, $0.01 par value, outstanding as of August 14, 2001.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONTENTS

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	June 30, 2001	December 31, 2000

Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $28,982 and 27,438, respectively	$505,784	$514,962
Accounted for using the direct financing method	111,202	123,217
Investment in unconsolidated affiliates	6,054	3,603
Mortgages and accrued interest receivable	12,701	13,547
Mortgages and other receivables from unconsolidated affiliates	102,396	77,798
Cash and cash equivalents	8,099	2,190
Receivables	1,278	2,070
Accrued rental income, net of allowance	15,512	15,285
Debt costs, net of accumulated amortization of $3,985 and $3,587, respectively	3,285	3,668
Other Assets	5,108	5,271

Total Assets	$771,419	$761,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$107,800	$101,700
Mortgages payable	36,302	37,351
Notes payable, net of unamortized discount of $572 and $625, respectively, and unamoritzed interest rate hedge gain of $1,702 and $1,955, respectively	221,130	221,330
Accrued interest payable	3,201	3,214
Accounts payable and accrued expenses	1,768	1,077
Other liabilities	3,511	3,038

Total liabilities	373,712	367,710

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued or outstanding 30,548,175 and 30,456,705 shares at June 30, 2001 and December 31, 2000, respectively	305	305
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	399,478	398,449
Accumulated dividends in excess of net earnings	(2,076)	(4,853)

Total stockholders' equity	397,707	393,901

	$771,419	$761,611

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Rental income from operating leases	$14,425	$14,486	$28,836	$30,213
Earned income from direct financing leases	3,079	3,299	6,335	6,620
Contingent rental income	122	249	784	521
Development and asset management fees from related parties	108	94	200	190
Interest from unconsolidated affiliate and other mortgages receivable	2,114	1,174	4,271	2,198
Other	256	282	555	429

	20,104	19,584	40,981	40,171

Expenses:
General operating and administrative	1,724	1,236	3,577	2,486
Real estate expenses	101	92	215	192
Interest	6,052	6,233	12,346	12,879
Depreciation and amortization	2,206	2,254	4,414	4,542
Expenses incurred in acquiring advisor from related party	357	275	691	766

	10,440	10,090	21,243	20,865

Earnings before equity in earnings of unconsolidated affiliates and gain on disposition of real estate	9,664	9,494	19,738	19,306

Equity in earnings of unconsolidated affiliates	(865)	(920)	(2,209)	(2,088)

Gain on disposition of real estate	1,586	-	4,450	-

Net earnings	$10,385	$8,574	$21,979	$17,218

Net earnings per share of common stock:
Basic	$0.34	$0.28	$0.72	$0.57

Diluted	$0.34	$0.28	$0.72	$0.57

Weighted average number of shares outstanding:
Basic	30,583,463	30,353,348	30,549,820	30,339,649

Diluted	30,707,449	30,377,957	30,625,866	30,356,790

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net earnings	$21,979	$17,218
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,414	4,542
Amortization of notes payable discount	53	44
Amortization of deferred interest rate hedge gain	(253)	(235)
Gain on disposition of real estate	(4,450)	-
Expenses incurred in acquiring advisor from related party	691	766
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	2,548	2,564
Decrease in real estate leased to others using the direct financing method	1,047	995
Decrease in leasehold interests	-	1,455
Decrease (increase) in mortgages and accrued interest receivable	(173)	155
Decrease in receivables	522	127
Increase in accrued rental income	(1,327)	(1,585)
Decrease in other assets	46	470
Increase (decrease) in accrued interest payable	(13)	356
Increase (decrease) in accounts payable and accrued expenses	765	(288)
Increase in other liabilities	526	20

Net cash provided by operating activities	26,375	26,604

Cash flows from investing activities:
Proceeds from the disposition of real estate	35,285	838
Additions to real estate accounted for using the operating method	(13,262)	(1,223)
Contribution to unconsolidated affiliate	(5,000)	-
Increase in mortgages receivable	-	(417)
Mortgage payments received	842	653
Increase in mortgages and other receivable from unconsolidated affiliates	(41,591)	(19,404)
Payments received from unconsolidated affiliates	17,170	-
Increase in other assets	(227)	(395)
Other	270	(53)

Net cash used in investing activities	(6,513)	(20,001)

Cash flows from financing activities:
Proceeds from line of credit payable	45,200	25,600
Repayment of line of credit payable	(39,100)	(12,800)
Repayment of mortgages payable	(1,049)	(2,069)
Payment of debt costs	(42)	(14)
Proceeds from issuance of common stock	338	279
Payment of dividends	(19,202)	(18,775)
Other	(98)	(52)

Net cash provided by financing activities	(13,953)	(7,831)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)

	Six Months Ended June 30,

	2001	2000

Net increase (decrease) in cash and cash equivalents	5,909	(1,228)

Cash and cash equivalents at beginning of period	2,190	3,329

Cash and cash equivalents at end of period	$8,099	$2,101

Supplemental schedule of non-cash investing and financing activities:
Issued 63,282 and 77,470 shares of common stock in 2001 and 2000, respectively, in connection with the acquisition of the Company's advisor	$691	$766

Mortgage note accepted in connection with the sale of real estate	$-	$1,425

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended June 30, 2001 and 2000

1.     Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from the audited financial statements as of that date.

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

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period and diluted earnings per share are calculated based upon weighted average number of common shares outstanding plus dilutive potential common shares.

Certain items in the prior year’s financial statements have been reclassified to conform with the 2001 presentation. These reclassifications had no effect on Stockholders’ equity or net earnings.

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is currently evaluating this Statement to determine what impact it will have on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Six Months Ended June 30, 2001 and 2000

2.     Leases:

The Company generally leases its real estate to operators of major retail businesses. As of June 30, 2001, 157 of the leases have been classified as operating leases and 69 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 46 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2001 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Six Months Ended June 30, 2001 and 2000

4.    Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for:

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Basic earnings per share:
Net earnings	$10,385,000	$8,574,000	$21,979,000	$17,218,000

Weighted average number of shares outstanding	30,477,610	30,271,506	30,470,479	30,264,824

Merger contingent shares	105,853	81,842	79,341	74,825

Weighted average number of shares outstanding used in basic earnings per share	30,583,463	30,353,348	30,549,820	30,339,649

Basic earnings per share	$0.34	$0.28	$0.72	$0.57

Diluted earnings per share:
Net earnings	$10,385,000	$8,574,000	$21,979,000	$17,218,000

Weighted average number of shares outstanding	30,477,610	30,271,506	30,470,479	30,264,824

Effect of dilutive securities:
Stock options	55,046	1,052	36,349	531
Merger contingent shares	174,793	105,399	119,038	91,435

Weighted average number of shares outstanding used in diluted earnings per share	30,707,449	30,377,957	30,625,866	30,356,790

Diluted earnings per share	$0.34	$0.28	$0.72	$0.57

The following represents the number of options of common stock for which were not included in computing diluted earnings per share because their effects were antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Antidilutive potential common stock:	1,398,892	1,658,663	1,480,892	1,662,294

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2001 and 2000

5.     Related Party Transactions:

In connection with the mortgages and other receivables from the Company’s unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”) and its wholly-owned subsidiaries, the Company received $4,190,000 and $2,022,000 in interest and fees during the six months ended June 30, 2001 and 2000, respectively, $1,868,000 and $1,187,000 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. In addition, Services paid the Company $339,000 and $204,000 in expense reimbursements for accounting services provided by the Company during the six months ended June 30, 2001 and 2000, respectively, $170,000 and $102,000 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

In March 2001, Commercial Net Lease Realty Services, Inc., an unconsolidated subsidiary of the Company, filed an election to become a taxable REIT subsidiary, effective January 1, 2001.

In April 2001, the Company modified its existing Amended and Restated Secured Revolving Line of Credit and Security Agreement (the “Security Agreement”) with Services to increase Services borrowing capacity from $65,000,000 to $85,000,000 and to modify certain provisions of the Security Agreement. In April 2001, the Company entered into two new Secured Revolving Lines of Credit and Security Agreements with wholly-owned subsidiaries of Services and modified an existing Secured Revolving Line of Credit and Security Agreement with another wholly-owned subsidiary of Services. In July 2001, the Company entered into a new Secured Revolving Line of Credit and Security Agreement with another wholly-owned subsidiary of Services. All Secured Revolving Line of Credit and Security Agreements between the Company and any wholly-owned subsidiaries of Services are collectively referred to as the “Subsidiary Agreements.” The Security Agreement and the Subsidiary Agreements provide an aggregate borrowing capacity of $140,500,000 to Services and its wholly-owned subsidiaries and each have expiration dates on October 31, 2003.

In May 2001, Services and certain of its wholly owned subsidiaries became direct borrowers under the Company’s $200,000,000 revolving credit facility.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2001 and 2000

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

The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s consolidated totals at (dollars in thousands):

	Rental and Earned Income	Fee Income	Corporate	Consolidated Totals

June 30, 2001 and for the quarter then ended
Revenues	$18,081	$2,023	$-	$20,104
General and administrative expenses	1,189	226	309	1,724
Real estate expenses	101	-	-	101
Interest expense	6,031	21	-	6,052
Depreciation and amortization	2,179	24	3	2,206
Expenses incurred in acquiring advisor from related party	-	-	357	357
Equity in earnings of unconsolidated affiliates	86	(951)	-	(865)
Gain on disposition of real estate	1,586	-	-	1,586

Net earnings	$10,253	$801	$(669)	$10,385

Assets	$771,276	$60	$83	$771,419

Additions to long-lived assets:
Real estate	$13,194	$-	$-	$13,194

Other	$30	$7	$4	$41

June 30, 2000 and for the quarter then ended
Revenues	$18,673	$911	$-	$19,584
General and administrative expenses	901	44	291	1,236
Real estate expenses	92	-	-	92
Interest expense	6,233	-	-	6,233
Depreciation and amortization	2,225	25	4	2,254
Expenses incurred in acquiring advisor from related party	-	-	275	275
Equity in earnings of unconsolidated affiliates	95	(1,015)	-	(920)

Net earnings	$9,317	$(173)	$(570)	$8,574

Assets	$761,325	$83	$82	$761,490

Additions to long-lived assets:
Real estate	$1,089	$-	$-	$1,089

Other	$39	$1	$-	$40

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2001 and 2000

6.      Segment Information - continued:

	Rental and Earned Income	Fee Income	Corporate	Consolidated Totals

June 30, 2001 and for the six months then ended
Revenues	$36,887	$4,094	$-	$40,981
General and administrative expenses	2,397	467	713	3,577
Real estate expenses	215	-	-	215
Interest expense	12,314	32	-	12,346
Depreciation and amortization	4,370	39	5	4,414
Expenses incurred in acquiring advisor from related party	-	-	691	691
Equity in earnings of unconsolidated affiliates	179	(2,388)	-	(2,209)
Gain on disposition of real estate	4,450	-	-	4,450

Net earnings	$22,220	$1,168	$(1,409)	$21,979

Assets	$771,276	$60	$83	$771,419

Additions to long-lived assets:
Real estate	$13,262	$-	$-	$13,262

Other	$76	$13	$10	$99

June 30, 2000 and for the six months then ended
Revenues	$38,494	$1,677	$-	$40,171
General and administrative expenses	1,849	92	545	2,486
Real estate expenses	192	-	-	192
Interest expense	12,879	-	-	12,879
Depreciation and amortization	4,485	49	8	4,542
Expenses incurred in acquiring advisor from related party	-	-	766	766
Equity in earnings of unconsolidated affiliates	188	(2,276)	-	(2,088)

Net earnings	$19,277	$(740)	$(1,319)	$17,218

Assets	$761,325	$83	$82	$761,490

Additions to long-lived assets:
Real estate	$1,223	$-	$-	$1,223

Other	$68	$2	$-	$70

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Six Months Ended June 30, 2001 and 2000

7.    Subsequent Events:

In July 2001, the Company declared dividends to its shareholders of $9,623,000 or $0.315 per share of common stock, payable in August 2001.

On July 2 2001, the Company announced that it had agreed to acquire Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owns 136 freestanding, net lease properties located in 26 states. Captec shareholders will receive approximately $12.1 million in cash, 4.35 million newly issued Commercial Net Lease Realty common shares and two million newly issued shares of Commercial Net Lease Realty’s 9% Class A Preferred Stock. The merger, which has been unanimously approved by both the Company’s and Captec’s Board of Directors, is subject to the approval of the Securities and Exchange Commission and Captec’s shareholders. First Union Securities, Inc. served as a financial advisor to the Company and provided a fairness opinion in connection with the transaction. The Company and Captec may mutually agree to terminate the merger agreement under certain conditions; including if the merger is not approved by Captec’s shareholder’s or if the merger is not completed by January 31, 2002. If the merger agreement is terminated under certain circumstances, the Company and/or Captec would be obligated to pay certain termination fees. The Company’s potential liability would not exceed the lesser of $1.0 million or Captec’s actual out-of-pocket expenses and transaction costs incurred in connection with the merger agreement.

On July 9, 2001, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance by the Company of up to 2,900,000 shares of common stock pursuant to the Company’s 2000 Performance Incentive Plan.

On July 25, 2001, the Company entered into Restricted Stock Award Agreements (“Agreements”), with four of the Company’s executive officers (“Officers”) and five members of the Board of Directors (“Directors”). The stock awards were granted under the Company’s 2000 Performance Incentive Plan in consideration of the mutual promises and covenants made in the Agreements. Pursuant to the Agreements, the Company issued restricted stock grants to the Officers and Directors totaling 234,000 and 5,000 shares, respectively. The terms of the Agreements with the Officers provide that the restricted stock will vest at a rate of 15%-30% over approximately a five-year period ending on January 1, 2006 and automatically upon a change in control. The terms of the Agreements with the Directors provide that the restricted stock will vest equally over approximately a two-year period ending on January 1, 2003 and automatically upon a change in control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of June 30, 2001, Commercial Net Lease Realty, Inc. and its subsidiaries (the “Company”) owned, either directly or through a partnership interest, 241 properties (the “Properties”) substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources

General.  Historically, the Company’s only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, for the payment of interest on its outstanding indebtedness and for other investments. Generally, cash needs for items other than property acquisitions and development and other investments have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 2001 and 2000, the Company generated $26,375,000 and $26,604,000, respectively, in net cash provided by operating activities. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

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

In July 2001, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance by the Company of up to 2,900,000 shares of common stock pursuant to the Company’s 2000 Performance Incentive Plan.

On July 25, 2001, the Company entered into Restricted Stock Award Agreements (“Agreements”), with four of the Company’s executive officers (“Officers”) and five members of the Board of Directors (“Directors”). The stock awards were granted under the Company’s 2000 Performance Incentive Plan in consideration of the mutual promises and covenants made in the Agreements. Pursuant to the

Liquidity and Capital Resources – continued:

Agreements, the Company issued restricted stock grants to the Officers and Directors totaling 234,000 and 5,000 shares, respectively. The terms of the Agreements with the Officers provide that the restricted stock will vest at a rate of 15%-30% over approximately a five-year period ending on January 1, 2006 and automatically upon a change in control. The terms of the Agreements with the Directors provide that the restricted stock will vest equally over approximately a two-year period ending on January 1, 2003 and automatically upon a change in control.

Property Dispositions.   During the six months ended June 30, 2001 the Company sold 28 of its Properties for a total of $35,722,000 and received net proceeds of $35,285,000. The Company recognized a net gain on the sale of these 28 Properties of $4,450,000. The Company intends to use the proceeds from the sale of 21 Properties to acquire additional Properties and to structure the transactions to qualify as tax-free exchange transactions for federal income tax purposes. The Company used the proceeds from the sale of seven properties to pay down the outstanding indebtedness of the Company.

Investment in Unconsolidated Affiliates.   Investment in Unconsolidated Affiliates. In March 2001, Commercial Net Lease Realty Services, Inc., an unconsolidated subsidiary of the Company, filed an election to become a taxable REIT subsidiary, effective January 1, 2001.

In April 2001, the Company modified its existing Amended and Restated Secured Revolving Line of Credit and Security Agreement (the “Security Agreement”) with Services to increase Services borrowing capacity from $65,000,000 to $85,000,000 and to modify certain provisions of the Security Agreement. In April 2001, the Company entered into two new Secured Revolving Lines of Credit and Security Agreements with wholly-owned subsidiaries of Services and modified an existing Secured Revolving Line of Credit and Security Agreement with another wholly-owned subsidiary of Services. In July 2001, the Company entered into a new Secured Revolving Line of Credit and Security Agreement with another wholly-owned subsidiary of Services. All Secured Revolving Line of Credit and Security Agreements between the Company and any wholly-owned subsidiaries of Services are collectively referred to as the “Subsidiary Agreements.” The Security Agreement and the Subsidiary Agreements provide an aggregate borrowing capacity of $140,500,000 to Services and its wholly-owned subsidiaries and each have expiration dates on October 31, 2003.

In May 2001, Services and certain of its wholly owned subsidiaries became direct borrowers under the Company’s $200,000,000 revolving credit facility.

Dividends.   One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the six months ended June 30, 2001 and 2000, the Company declared and paid dividends to its stockholders of $19,202,000 and $18,775,000, respectively, or $0.62 and $0.62 per share of common stock, respectively. In July 2001, the Company declared dividends to its shareholders of $9,623,000 or $0.315 per share of common stock, payable in August 2001.

Results of Operations

As of June 30, 2001 and 2000, the Company owned 232 and 267 wholly-owned Properties, respectively, 226 and 262, of which were leased to operators of major retail businesses, respectively. During the six months ended June 30, 2001 and 2000, the Company earned $35,955,000 and $37,354,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income (“Rental Income”), $17,626,000 and $18,034,000 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in Rental Income for the six months ended June 30, 2001 is primarily a result of the decrease in Rental Income relating to the 28 properties sold during the six

Results of Operations – continued:

months ended June 30, 2001 which were operational for the full six months ended June 30, 2000. The decrease in Rental Income is partially offset as a result of non-recurring additional Rental Income received during the six months ended June 30, 2001 and 2000 of $1,503,000 and $1,059,000, respectively, related to the termination of leases on 27 and two properties, respectively. The decrease in Rental Income for the quarter ended June 30, 2001 is primarily a result of the decrease in Rental Income relating to the 38 properties sold subsequent to the quarter ended June 30, 2000. The decrease in Rental Income is partially offset as a result of non-recurring additional Rental Income received during the quarter ended June 30, 2001 of $1,103,000 related to the termination of leases on seven properties. The Company did not receive any lease termination fees during the quarter ended June 30, 2000.

During the six months ended June 30, 2001 and 2000, the Company earned $784,000 and $521,000, respectively, in contingent rental income, $122,000 and $249,000 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in contingent rental income in 2001 is attributable to the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin 101 “Revenue Recognition” (the “Bulletin”), which establishes accounting and reporting standards for the recognition of contingent rental income. Accordingly, the Company has modified its revenue recognition policy and recognizes contingent rental income based on the tenants’ actual gross quarterly or annual sales pursuant to the terms of the leases. Adoption of this Bulletin resulted in the recognition of an additional $367,000 of contingent rental income during the quarter ended March 31, 2001.

During the six months ended June 30, 2001, the Company sold 28 properties for a total of $35,722,000 and received net sales proceeds of $35,285,000. The Company recognized a net gain on the sale of these 28 properties of $4,450,000 for financial reporting purposes. The Company intends to reinvest the proceeds from 21 of these properties to acquire additional properties and to structure the transactions to qualify as a tax-free like-kind exchange transactions for federal income tax purposes. The Company used the proceeds from the sale of seven properties to pay down the outstanding indebtedness of the Company.

During the six months ended June 30, 2001 and 2000, the Company earned $4,271,000 and $2,198,000, respectively, in interest income, $2,114,000 and $1,174,000 of which was earned during the quarters ended June 30, 2001 and 2000, respectively. The increase in interest earned during 2001 is attributable to the interest earned on the mortgages receivable and the mortgages and other receivables from Services issued during 2000.

During the six months ended June 30, 2001 and 2000, operating expenses, excluding interest and including depreciation and amortization, were $8,897,000 and $7,986,000, respectively, (21.7% and 19.9%, respectively, of total revenues), $4,388,000 and $3,857,000 (21.8% and 19.7%, respectively, of total revenues) of which was incurred during the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, is attributable to the increase in general operating and administrative expenses as a result of an increase in expenses related to technology, personnel related expenses and debt financing charges. The increase in operating expenses for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, is attributable to an increase in general operating and administrative expenses as a result of an increase in expenses related to technology, personnel related expenses, debt financing charges and professional services provided to the Company. However, the increase in general operating and administrative expenses for the six months ended June 30, 2001 is partially offset by a decrease in charges related to the costs incurred in acquiring the Company’s advisor from a related party. In addition, the increase in operating expenses for the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, is partially offset by a decrease in deprecation expense related to the sale of 18 and nine properties during the six months ended June 30, 2001 and the quarter ended December 31, 2000, respectively.

Results of Operations - continued:

The Company recognized $12,346,000 and $12,879,000 in interest expense for six months ended June 30, 2001 and 2000, respectively, $6,052,000 and $6,233,000 of which was incurred during the quarters ended June 30, 2001 and 2000, respectively. Interest expense decreased during the quarter and six months ended June 30, 2001, primarily as a result of the decline in the average interest rate on the Company’s credit facility. However, the decrease in interest expense was partially offset by an increase in the average borrowing levels of the Company’s Credit Facility and an increase in interest incurred related to the $20,000,000 of 8.5% notes payable issued in September 2000.

In May 1999, Services was formed to enable the Company to perform additional development, leasing and disposition services. The Company accounts for its investment in Services under the equity method, and therefore, recognizes 95 percent of the income or loss of Services as equity in earnings of unconsolidated affiliate. The net losses incurred by Services for the six months ended June 30, 2001 are primarily due to the nature of the development, leasing and real estate disposition business which provides for revenue recognition upon completion of construction, leasing or disposition of the real estate, while many of the related expenses are recognized as incurred.

Investment Considerations.   Three of the Company’s tenants, Waccamaw/HomePlace, Heilig-Meyers and HomeLife (the “Tenants”), have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the Tenants has the right to reject or affirm its leases with the Company. As of July 2001, Waccamaw/HomePlace has rejected all five of its leases with the Company. Heilig-Meyers has rejected 12 of its 17 leases with the Company, and proposed that the lease for one of its Properties be assigned to a new tenant pursuant to the U.S. Bankruptcy Code procedures. HomeLife has filed a motion to reject all of five of its leases in the bankruptcy proceedings. Regardless of such election by HomeLife, Sears, Roebuck & Co., as assignor of the leases to HomeLife, will remain liable under the leases. As of the respective lease rejection dates, Waccamaw/HomePlace and Heilig-Meyers were no longer required to pay rent, real estate taxes or insurance on the Properties. Heilig-Meyers continues to lease five Properties. While the tenant has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. Combined Rental Income from the 27 leases accounted for 9.6% of the Company’s Rental Income for the six months ended June 30, 2001. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner. Currently, the Company is actively marketing the 22 closed Properties to existing and prospective clients.

New Accounting Standards.   In June 2001, the Financial Accounting Standard Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is currently evaluating this Statement to determine what impact it will have on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill

Results of Operations – continued:

and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this Statement is not expected to have a significant impact on the financial position or results of operations of the Company.

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

On May 31, 2001, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert A. Bourne (26,519,529 for and 2,128,972 withheld), Edward Clark (26,500,091 for and 2,148,410 withheld), Kevin B. Habicht (26,754,737 for and 1,893,764 withheld), Clifford R. Hinkle (26,759,341 for and 1,889,161 withheld), Richard B. Jennings (26,728,345 for and 1,920,156 withheld), Ted B. Lanier (26,754,379 for and 1,894,123 withheld), Gary M. Ralston (26,759,037 for and 1,889,465 withheld) and James M. Seneff, Jr.,(26,758,329 for and 1,890,172 withheld).

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

			3.2	By-laws of the Registrant (filed as Exhibit 3.3(ii) to Amendment No. 2 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

		4.	Instruments defining the rights of security holders, including indentures

			4.1	Specimen Certificate of Common Stock (filed as Exhibit 3.1 to the Registrant’s Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

			4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 and $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Notes due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference)

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.7	Secured Promissory Note, dated January 19, 1996 among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

	10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

	10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended eptember 30, 2000 and incorporated herein by reference).

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 14th day of August 2001.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
         Gary M. Ralston
         President and Director

By:  /s/Kevin B. Habicht
         Kevin B. Habicht
         Chief Financial Officer and Director