Form 10-Q
period 2001-09-30
COMMERCIAL NET LEASE REALTY INC
filed 2001-11-13
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

30,911,510 shares of Common Stock, $0.01 par value, outstanding as of November 13, 2001.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONTENTS

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	September 30, 2001	December 31, 2000

Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $30,485 and $27,438, respectively	$516,612	$514,962
Accounted for using the direct financing method	98,519	123,217
Investment in unconsolidated affiliates	5,624	3,603
Mortgages and accrued interest receivable	10,321	13,547
Mortgages and other receivables from unconsolidated affiliates	120,784	77,798
Cash and cash equivalents	9,344	2,190
Receivables	1,907	2,070
Accrued rental income, net of allowance	15,787	15,285
Debt costs, net of accumulated amortization of $4,186 and $3,587, respectively	3,084	3,668
Other Assets	5,432	5,271

Total Assets	$787,414	$761,611

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$125,800	$101,700
Mortgages payable	35,763	37,351
Notes payable, net of unamortized discount of $545 and $625, respectively, and unamoritzed interest rate hedge gain of $1,571 and $1,955, respectively	221,026	221,330
Accrued interest payable	3,165	3,214
Accounts payable and accrued expenses	952	1,077
Other liabilities	3,471	3,038

Total liabilities	390,177	367,710

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; none issued or outstanding	-	-
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued or outstanding 30,911,510 and 30,456,705 shares at September 30, 2001 and December 31, 2000, respectively	309	305
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	404,303	398,449
Accumulated dividends in excess of net earnings	(4,301)	(4,853)
Deferred compensation	(3,074)	-

Total stockholders' equity	397,237	393,901

	$787,414	$761,611

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues:
Rental income from operating leases	$13,806	$14,776	$42,642	$44,989
Earned income from direct financing leases	2,703	3,285	9,038	9,905
Contingent rental income	104	247	888	768
Interest from unconsolidated affiliates and other mortgages receivable	1,984	1,556	6,255	3,735
Other	594	304	1,349	942

	19,191	20,168	60,172	60,339

Expenses:
General operating and administrative	1,536	1,223	5,113	3,709
Real estate expenses	243	120	458	312
Interest	6,106	6,768	18,452	19,647
Depreciation and amortization	2,462	2,204	6,876	6,746
Expenses incurred in acquiring advisor from related party	1,462	297	2,153	1,063

	11,809	10,612	33,052	31,477

Earnings before equity in earnings of unconsolidated affiliates and gain on disposition of real estate	7,382	9,556	27,120	28,862

Equity in earnings of unconsolidated affiliates	(224)	(1,001)	(2,433)	(3,089)

Gain on disposition of real estate	315	-	4,765	-

Net earnings	$7,473	$8,555	$29,452	$25,773

Net earnings per share of common stock:
Basic	$0.24	$0.28	$0.96	$0.85

Diluted	$0.24	$0.28	$0.96	$0.85

Weighted average number of shares outstanding:
Basic	30,619,548	30,408,187	30,572,843	30,346,450

Diluted	30,906,277	30,434,763	30,703,532	30,382,827

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net earnings	$29,452	$25,773
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,876	6,746
Amortization of notes payable discount	80	68
Amortization of deferred interest rate hedge gain	(384)	(357)
Stock compensation expense	116	-
Expenses incurred in acquiring advisor from related party	2,153	1,063
Gain on disposition of real estate	(4,765)	-
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	2,977	3,692
Decrease in real estate leased to others using the direct financing method	1,501	1,514
Decrease in leasehold interests	-	1,454
Decrease (increase) in mortgages and accrued interest receivable	(274)	565
Decrease (increase) in receivables	(106)	279
Increase in accrued rental income	(1,602)	(2,309)
Decrease (increase) in other assets	35	(322)
Increase (decrease) in accrued interest payable	(49)	687
Decrease in accounts payable and accrued expenses	(48)	(432)
Increase in other liabilities	522	639

Net cash provided by operating activities	36,484	39,060

Cash flows from investing activities:
Proceeds from the disposition of real estate	36,438	838
Additions to real estate accounted for using the operating method	(14,666)	(2,898)
Contribution to unconsolidated affiliate	(5,000)	-
Increase in mortgages receivable	-	(492)
Mortgage payments received	3,206	1,659
Increase in mortgages and other receivable from unconsolidated affiliates	(73,837)	(35,768)
Payments received from unconsolidated affiliates	31,145	-
Increase in other assets	(836)	(561)
Other	269	(94)

Net cash used in investing activities	(23,281)	(37,316)

Cash flows from financing activities:
Proceeds from line of credit payable	75,600	51,300
Repayment of line of credit payable	(51,500)	(42,200)
Repayment of mortgages payable	(1,588)	(2,568)
Proceeds from notes payable	-	19,874
Payment of debt costs	(42)	(303)
Proceeds from issuance of common stock	515	416
Payment of dividends	(28,900)	(28,186)
Other	(134)	(60)

Net cash provided by financing activities	(6,049)	(1,727)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,

	2001	2000

Net increase in cash and cash equivalents	7,154	17

Cash and cash equivalents at beginning of period	2,190	3,329

Cash and cash equivalents at end of period	$9,344	$3,346

Supplemental schedule of non-cash investing and financing activities:
Issued 174,793 and 105,399 shares of common stock in 2001 and 2000, respectively, in connection with the acquisition of the Company's advisor	$2,153	$1,063
Issued 239,000 shares of common stock in 2001 in connection with the Company's 2000 Performance Incentive Plan	$(3,191)	$-

Mortgage note accepted in connection with the sale of real estate	$-	$1,425

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2001 and 2000

1.     Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from the audited financial statements as of that date.

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

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 141, “Business Combinations.” This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is currently evaluating this statement to determine what impact it will have on the Company’s consolidated financial statements.

In June 2001, the FASB issued FAS No. 142, “Goodwill and Other Intangible Assets.” This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

On October 3, 2001, the FASB issued FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2001 and 2000

1.    Basis of Presentation - continued:

the impairment or disposal of long-lived assets. This Statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating this statement to determine what impact it will have on the Company’s consolidated financial statements.

2.    Leases:

The Company generally leases its real estate to operators of major retail businesses. As of September 30, 2001, 146 of the leases have been classified as operating leases and 61 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2001 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

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
Nine Months Ended September 30, 2001 and 2000

4.    Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Basic earnings per share:
Net earnings	$7,473,000	$8,555,000	$29,452,000	$25,773,000

Weighted average number of shares outstanding	30,491,444	30,284,202	30,477,544	30,271,330

Merger contingent shares	128,104	123,985	95,299	75,120

Weighted average number of shares outstanding used in basic earnings per share	30,619,548	30,408,187	30,572,843	30,346,450

Basic earnings per share	$0.24	$0.28	$0.96	$0.85

Diluted earnings per share:
Net earnings	$7,473,000	$8,555,000	$29,452,000	$25,773,000

Weighted average number of shares outstanding	30,491,444	30,284,202	30,477,544	30,271,330

Effect of dilutive securities:
Stock options and restricted stock	190,285	403	90,365	488
Merger contingent shares	224,548	150,158	135,623	111,009

Weighted average number of shares outstanding used in diluted earnings per share	30,906,277	30,434,763	30,703,532	30,382,827

Diluted earnings per share	$0.24	$0.28	$0.96	$0.85

The following represents the number of options of common stock for which were not included in computing diluted earnings per share because their effects were antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Antidilutive potential common stock	1,048,892	1,943,558	1,336,892	1,756,048

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Nine Months Ended September 30, 2001 and 2000

5.     Related Party Transactions:

In connection with the mortgages and other receivables from the Company’s unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”) and its wholly-owned subsidiaries, the Company received $5,340,000 and $3,726,000 in interest and fees during the nine months ended September 30, 2001 and 2000, respectively, $1,150,000 and $1,704,000 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. In addition, Services paid the Company $508,000 and $305,000 in expense reimbursements for accounting services provided by the Company during the nine months ended September 30, 2001 and 2000, respectively, $169,000 and $101,000 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

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
Nine Months Ended September 30, 2001 and 2000

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

The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s consolidated totals at (dollars in thousands):

	Rental and Earned Income	Fee Income	Corporate	Consolidated Totals

September 30, 2001 and for the quarter then ended
Revenues	$17,250	$1,941	$-	$19,191
General and administrative expenses	1,071	254	211	1,536
Real estate expenses	243	-	-	243
Interest expense	6,084	22	-	6,106
Depreciation and amortization	2,435	25	2	2,462
Expenses incurred in acquiring advisor from related party	-	-	1,462	1,462
Equity in earnings of unconsolidated affiliates	239	(463)	-	(224)
Gain on disposition of real estate	315	-	-	315

Net earnings	$7,971	$1,177	$(1,675)	$7,473

Assets	$787,265	$64	$85	$787,414

Additions to long-lived assets:
Real estate	$1,404	$-	$-	$1,404

Other	$2	$4	$22	$28

September 30, 2000 and for the quarter then ended
Revenues	$18,857	$1,311	$-	$20,168
General and administrative expenses	1,008	45	170	1,223
Real estate expenses	120	-	-	120
Interest expense	6,768	-	-	6,768
Depreciation and amortization	2,170	29	5	2,204
Expenses incurred in acquiring advisor from related party	-	-	297	297
Equity in earnings of unconsolidated affiliates	95	(1,096)	-	(1,001)

Net earnings	$8,886	$141	$(472)	$8,555

Assets	$775,562	$86	$83	$775,731

Additions to long-lived assets:
Real estate	$1,675	$-	$-	$1,675

Other	$61	$3	$1	$65

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Nine Months Ended September 30, 2001 and 2000

6.      Segment Information - continued:

	Rental and Earned Income	Fee Income	Corporate	Consolidated Totals

September 30, 2001 and for the nine months then ended
Revenues	$54,137	$6,035	$-	$60,172
General and administrative expenses	3,468	721	924	5,113
Real estate expenses	458	-	-	458
Interest expense	18,398	54	-	18,452
Depreciation and amortization	6,805	64	7	6,876
Expenses incurred in acquiring advisor from related party	-	-	2,153	2,153
Equity in earnings of unconsolidated affiliates	418	(2,851)	-	(2,433)
Gain on disposition of real estate	4,765	-	-	4,765

Net earnings	$30,191	$2,345	$(3,084)	$29,452

Assets	$787,265	$64	$85	$787,414

Additions to long-lived assets:
Real estate	$14,666	$-	$-	$14,666

Other	$98	$17	$12	$127

September 30, 2000 and for the nine months then ended
Revenues	$57,351	$2,988	$-	$60,339
General and administrative expenses	2,857	137	715	3,709
Real estate expenses	312	-	-	312
Interest expense	19,647	-	-	19,647
Depreciation and amortization	6,655	78	13	6,746
Expenses incurred in acquiring advisor from related party	-	-	1,063	1,063
Equity in earnings of unconsolidated affiliates	283	(3,372)	-	(3,089)

Net earnings	$28,163	$(599)	$(1,791)	$25,773

Assets	$775,562	$86	$83	$775,731

Additions to long-lived assets:
Real estate	$2,898	$-	$-	$2,898

Other	$129	$5	$1	$135

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
Nine Months Ended September 30, 2001 and 2000

7.    Subsequent Events:

In October 2001, the Company declared dividends to its shareholders of $9,737,000 or $0.315 per share of common stock, payable in November 2001 to shareholders of record on October 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: changes in general economic conditions; changes in real estate market conditions; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; changes in interest rates under the Company’s current credit facilities and under any additional variable-rate debt arrangements that the Company may enter into in the future; the ability of the Company to integrate acquired properties and operations into existing operations; the ability of the Company to re-finance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; the ability of the Company to locate suitable tenants for its Properties; the ability of tenants to make payments under their respective leases and the ability of the Company to re-lease properties that are currently vacant or that become vacant. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of September 30, 2001, Commercial Net Lease Realty, Inc. and its subsidiaries (the “Company”) owned, either directly or through a partnership interest, 239 properties (the “Properties”) substantially all of which are leased to major retail businesses.

Liquidity and Capital Resources

General.   Historically, the Company’s only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, for the payment of interest on its outstanding indebtedness and for other investments. Generally, cash needs for items other than property acquisitions and development and other investments have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 2001 and 2000, the Company generated $36,484,000 and $39,060,000, respectively, in net cash provided by operating activities. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

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

Liquidity and Capital Resources – continued:

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

Property Dispositions.   During the nine months ended September 30, 2001 the Company sold 31 of its Properties for a total of $36,947,000 and received net proceeds of $36,438,000. The Company recognized a net gain on the sale of these 31 Properties of $4,765,000. The Company used the proceeds from the sale of 21 Properties to acquire additional Properties and structured the transactions to qualify as tax-free exchange transactions for federal income tax purposes. The Company used the proceeds from the sale of ten properties to pay down the outstanding indebtedness of the Company.

Investment in Unconsolidated Affiliates.  In March 2001, Commercial Net Lease Realty Services, Inc., an unconsolidated subsidiary of the Company ("Services"), filed an election to become a taxable REIT subsidiary, effective January 1, 2001.

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

In May 2001, Services and certain of its wholly owned subsidiaries became direct borrowers under the Company’s $200,000,000 revolving credit facility (the “Credit Facility”).

Liquidity and Capital Resources – continued:

Dividends.  One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. For the nine months ended September 30, 2001 and 2000, the Company declared and paid dividends to its stockholders of $28,900,000 and $28,186,000, respectively, or $0.945 and $0.930 per share of common stock, respectively. In October 2001, the Company declared dividends to its shareholders of $9,737,000 or $0.315 per share of common stock, payable in November 2001 to shareholders of record on October 31, 2001.

Results of Operations

As of September 30, 2001 and 2000, the Company owned 230 and 268 wholly-owned Properties, respectively, 207 and 264, of which were leased to operators of major retail businesses, respectively. During the nine months ended September 30, 2001 and 2000, the Company earned $52,568,000 and $55,662,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income (“Rental Income”), $16,613,000 and $18,308,000 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in Rental Income for the nine months ended September, 2001 is primarily a result of the decrease in Rental Income relating to the 31 properties sold during the nine months ended September 30, 2001 which were operational for the full nine months ended September 30, 2000. The decrease in Rental Income is partially offset as a result of non-recurring additional Rental Income received during the nine months ended September 30, 2001 and 2000 of $2,518,000 and $1,332,000, respectively, related to the termination of leases on 32 and three properties, respectively. The decrease in Rental Income for the quarter September 30, 2001 is primarily a result of the decrease in Rental Income relating to the 41 properties sold subsequent to the quarter ended September 30, 2000. The decrease in Rental Income is partially offset as a result of non-recurring additional Rental Income received during the quarters ended September 30, 2001 and 2000 of $1,015,000 and $273,000, respectively, related to the termination of leases on five and seven properties. The decrease in Rental Income for the quarter and nine months ended September 30, 2001 can also be attributed to the 22 vacant, unleased Properties owned by the Company which account for 12.8% of the total gross leasable area. The Company is actively marketing these 22 Properties (see “Investment Considerations”).

During the nine months ended September 30, 2001 and 2000, the Company earned $888,000 and $768,000, respectively, in contingent rental income, $104,000 and $247,000 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in contingent rental income in 2001 is attributable to the adoption of the Securities and Exchange Commission’s Staff Accounting Bulletin 101 “Revenue Recognition” (the “Bulletin”), which establishes accounting and reporting standards for the recognition of contingent rental income. Accordingly, the Company has modified its revenue recognition policy and recognizes contingent rental income based on the tenants’ actual gross quarterly or annual sales pursuant to the terms of the leases. Adoption of this Bulletin resulted in the recognition of an additional $367,000 of contingent rental income during the quarter ended March 31, 2001.

During the nine months ended September 30, 2001, the Company sold 31 properties for a total of $36,947,000 and received net sales proceeds of $36,438,000. The Company recognized a net gain on the sale of these 31 properties of $4,765,000 for financial reporting purposes. The Company used the proceeds from 21 of these properties to acquire additional properties and structured the transactions to qualify as a tax-free like-kind exchange transactions for federal income tax purposes. The Company used the proceeds from the sale of ten properties to pay down the outstanding indebtedness of the Company.

Results of Operations - continued:

During the nine months ended September 30, 2001 and 2000, the Company earned $6,255,000 and $3,735,000, respectively, in interest income, $1,984,000 and $1,556,000 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in interest earned during 2001 is attributable to higher outstanding balances of mortgages receivable and the mortgages and other receivables from Services issued during 2000.

During the nine months ended September 30, 2001 and 2000, operating expenses, excluding interest and including depreciation and amortization, were $14,600,000 and $11,830,000, respectively, (24.3% and 19.6%, respectively, of total revenues), $5,703,000 and $3,844,000 (29.7% and 19.1%, respectively, of total revenues) of which was incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses for the quarter ended September 30, 2001, as compared to the quarter ended September 30, 2000, is attributable to the increase in general operating and administrative expenses as a result of an increase in expenses related to technology, debt financing charges and professional services provided to the Company. The increase in operating expenses for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, is attributable to an increase in general operating and administrative expenses as a result of an increase in expenses related to personnel related expenses, debt financing charges and professional services provided to the Company. In addition, the increase in general operating and administrative expenses for the quarter and nine months ended September 30, 2001 is attributable to the increase in charges related to the costs incurred in acquiring the Company’s advisor from a related party. However, the increase in operating expenses for the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, is partially offset by a decrease in depreciation expense related to the sale of 31 and ten properties during the nine months ended September 30, 2001 and the quarter ended December 31, 2000, respectively.

The Company recognized $18,452,000 and $19,647,000 in interest expense for nine months ended September 30, 2001 and 2000, respectively, $6,106,000 and $6,768,000 of which was incurred during the quarters ended September 30, 2001 and 2000, respectively. Interest expense decreased during the quarter and nine months ended September 30, 2001, primarily as a result of the decline in the average interest rate on the Company’s credit facility. However, the decrease in interest expense was partially offset by an increase in the average borrowing levels of the Company’s Credit Facility and an increase in interest incurred related to the $20,000,000 of 8.5% notes payable issued in September 2000.

In May 1999, Services was formed to enable the Company to perform additional development, leasing and disposition services. The Company accounts for its investment in Services under the equity method, and therefore, recognizes 95 percent of the income or loss of Services as equity in earnings of unconsolidated affiliate. The net losses incurred by Services for the nine months ended September 30, 2001 are primarily due to the nature of the development, leasing and real estate disposition business which provides for revenue recognition upon completion of construction, leasing or disposition of the real estate, while many of the related expenses are recognized as incurred.

Investment Considerations.  Three of the Company’s tenants, Waccamaw/HomePlace, Heilig-Meyers and HomeLife (the “Tenants”), have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the Tenants has the right to reject or affirm its leases with the Company. HomeLife has filed a motion to reject all of five of its leases in the bankruptcy proceedings. Regardless of such election by HomeLife, Sears, Roebuck & Co., as assignor of the leases to HomeLife, will remain liable under the leases. Waccamaw/HomePlace rejected all five of its leases with the Company and surrendered the Properties to the Company. As of November 2001, Heilig-Meyers has rejected 12 of its 17 leases with the Company, and the lease for one of its Properties has been assigned to a new tenant pursuant to the U.S. Bankruptcy Code procedures. As of the respective lease rejection dates, Waccamaw/HomePlace and Heilig-Meyers were no longer required to pay rent, real estate taxes or

Results of Operations – continued:

insurance on the Properties. While Heilig-Meyers continues to lease four Properties, the tenant has not rejected or affirmed the remaining four leases and there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner. Currently, the Company owns 22 vacant, unleased Properties, accounting for 12.8% of the total gross leasable area, and is actively marketing these 22 Properties.

Anticipated Merger.    On July 2, 2001, the Company announced that it had agreed to acquire Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owns 136 freestanding, net lease properties located in 26 states. If the acquisition is consummated, Captec shareholders will receive approximately $12.1 million in cash, 4.35 million newly issued Commercial Net Lease Realty common shares and two million newly issued shares of Commercial Net Lease Realty’s 9% Class A Preferred Stock. The merger, which has been unanimously approved by both the Company’s and Captec’s Board of Directors, is subject to the approval of Captec’s shareholders. First Union Securities, Inc. served as a financial advisor to the Company and provided a fairness opinion in connection with the transaction. The Company and Captec may mutually agree to terminate the merger agreement under certain conditions; including if the merger is not approved by Captec’s shareholder’s or if the merger is not completed by January 31, 2002. If the merger agreement is terminated under certain circumstances, the Company and/or Captec would be obligated to pay certain termination fees. The Company’s potential liability would not exceed the lesser of $1.0 million or Captec’s actual out-of-pocket expenses and transaction costs incurred in connection with the merger agreement. The Company’s management believes that the transaction will enhance the Company’s liquidity and capital markets profile through the issuance of common and preferred equity, and the Company’s management anticipates that the larger market capitalization of the Company following the merger will likely result in higher trading volumes and enhanced liquidity. The Company’s management also anticipates that the transaction will be immediately accretive to funds from operations. In addition, the Company’s management anticipates cost savings and reductions in expenses following the merger resulting from opportunities for economies of scale and operating efficiencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2000.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

			3.2	By-laws of the Registrant (filed as Exhibit 3.3(ii) to Amendment No. 2 to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

		4.	Instruments defining the rights of security holders, including indentures

			4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

			4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 and $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference).

			4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

			4.4	Form of 7.125% Notes due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference)

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.7	Secured Promissory Note, dated January 19, 1996 among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.12	2000 Performance Incentive Plan (filed as Exhibit No. 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.13	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed herewith).

	10.14	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed herewith.)

	10.15	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to a $85,000,000 line of credit (filed herewith).

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 13th day of November 2001.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
         Gary M. Ralston
         President and Director

By:  /s/Kevin B. Habicht
         Kevin B. Habicht
         Chief Financial Officer and Director