Form 10-K
period 2001-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2002-03-27
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-12989

COMMERCIAL NET LEASE REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	56-1431377 (I.R.S. Employer Identification No.)

450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b)(6) of the Act:

Title of each class Common Stock, $0.01 par value 9% Non-Voting Series A Preferred Stock 7.125% Notes due 2008 8.125% Notes due 2004 8.500% Notes due 2010	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange None None None

Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X     No         .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002 was $488,804,820.

The number of shares of common stock outstanding as of February 28, 2002 was 40,651,054.

DOCUMENTS INCORPORATED BY REFERENCE:

1.     Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the year ended December 31, 2001 (Items 5, 6, 7, 7A and 8 of Part II).

2.     Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2002 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).

PART I

Item 1.    Business

Commercial Net Lease Realty, Inc., a Maryland corporation is a fully integrated, self-administered real estate investment trust (“REIT”) formed in 1984. Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the “Registrant” or the “Company”), acquires, owns, manages and indirectly develops a diversified portfolio of high-quality, freestanding properties that are generally leased to major retail businesses under full-credit, long-term commercial net leases.

The Company’s strategy is to invest in single-tenant, freestanding retail properties with purchase prices of generally up to $8.0 million, which typically are located along intensive commercial corridors near traffic generators, such as regional malls, business developments and major thoroughfares. Management believes that these types of properties when leased to high-quality tenants with significant market presence provide attractive opportunities for a stable current return and the potential for capital appreciation. In management’s view, these types of properties also provide the Company with flexibility in use and tenant selection when the properties are re-let.

The Company will hold its properties until it determines that the sale or other disposition of the properties is advantageous in view of the Company’s investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations.

Properties

As of December 31, 2001, the Company owned 351 properties (the “Properties”) that are leased to major businesses, including Academy, Barnes & Noble, Bed, Bath & Beyond, Bennigan’s, Best Buy, Borders, Eckerd, Food 4 Less, Good Guys, OfficeMax and The Sports Authority. Approximately 89 percent of the gross leasable area of the Company’s Property portfolio was leased at December 31, 2001.

The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation. The leases of each of the Company’s Properties require payment of base rent plus, generally, either percentage rent based on the tenant’s gross sales or contractual increases in base rent.

During 2001, one of the Company’s lessees, Eckerd Corporation, accounted for more than 10 percent of the Company’s total rental income (including the Company’s share of rental income from nine properties owned by one of the Company’s unconsolidated affiliates). As of December 31, 2001, Eckerd Corporation leased 49 properties (including three properties under leases with one of the Company’s unconsolidated affiliates). It is anticipated that, based on the minimum rental payments required by the leases, Eckerd Corporation will continue to account for more than 10 percent of the Company’s total rental income in 2002. Any failure of this lessee to make its lease payments when they are due could materially affect the Company’s income.

Investment in Consolidated Subsidiaries

During its course of business, the Company has formed or acquired eighteen wholly-owned subsidiaries: Net Lease Realty I, Inc. (November 1995), Net Lease Realty II, Inc. (November 1995), Net Lease Realty III, Inc. (June 1997), Net Lease Realty IV, Inc. (June 1997), Net Lease Funding, Inc. (August 1998), CNLR GP Corp. (April 2000), CNLR LP Corp. (April 2000), ECK-Falls Church, LLC (October 2001) and CNLR Texas GP Corp. (October 2001). The following subsidiaries were acquired with the Captec Net Lease Realty, Inc. ("Captec") merger: CNLR Texas Opportunity, L.P., CNLR Texas Ster L.P., CNLR Ster Florida, LLC, CNLR Ster Glendale Arizona, LLC, CNLR Ster Paradise Valley Arizona, LLC, CNLR Ster Richmond Virginia, LLC, CNLR Ster Toledo Ohio, LLC, Commercial Net Lease Realty Trust and Hollywood CNLR, LLC (December 2001) (the "Former Captec Subsidiaries"). Net Lease Realty I, Inc., Net Lease Realty IV, Inc. and ECK-Falls Church, LLC were formed to facilitate the acquisition and development of certain properties. Net Lease Realty II, Inc. was utilized to facilitate the acquisition of CNL Realty Advisors, Inc., the Company's advisor. CNLR GP Corp. and CNLR LP Corp. were formed for future business considerations and are currently not engaged in any business operations, and Net Lease Realty III, Inc. is the general partner of and holds a 20 percent interest in Net Lease Institutional Realty, L.P. Net Lease Funding, Inc. holds a non-voting and non-controlling interest in two entities that hold an interest in mortgage loans. CNLR Texas GP Corp. was formed to serve as the general partner to various partnerships that own real estate. The Former Captec Subsidiaries own real estate. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under the Internal Revenue Code Section 856(i)(2).

Investment in Unconsolidated Affiliates

In May 1999, the Company transferred its build-to-suit development operation to a 95-percent-owned, taxable unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”). The Company contributed $5,700,000 of real estate and other assets to Services in exchange for 5,700 shares of non-voting common stock. In connection with its contribution, the Company received a 95 percent, non-controlling interest in Services and was entitled to receive 95 percent of the dividends paid by Services. On December 31, 2001, the Company contributed an additional $20,042,000 of real estate. As a result of its additional contribution, as of January 1, 2002 the Company will have a 98.7 percent, non-controlling interest in Services and will be entitled to receive 98.7 percent of the dividends paid by Services. The Company has also entered into a secured line of credit agreement with Services for a $85,000,000 revolving credit facility. The credit facility is secured by a first mortgage on Services’ properties. In addition, the Company entered into lines of credit and security agreements with wholly-owned subsidiaries of Services for $55,500,000 of revolving credit facilities. Collectively, these agreements provide an aggregate borrowing capacity of $140,500,000 to Services and its wholly-owned subsidiaries and each agreement has an expiration date of October 31, 2003. Services acquires, develops, leases and sells freestanding retail properties. The Company accounts for its interest in Services and its wholly-owned subsidiaries under the equity method of accounting.

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the “Partnership”), with The Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”) to acquire, own and manage nine properties. Net Lease Realty III, Inc. is the sole general partner (the “General Partner”) with a 20 percent interest in the Partnership, and CTA is the sole limited partner with an 80 percent interest in the Partnership. Pursuant to the Partnership agreement, the General Partner is responsible for the management of the Partnership’s properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12,000,000 non-recourse mortgage on the Partnership’s nine properties in September 1997 at a 7.37% interest rate.

As of December 31, 2001, the Partnership owned nine properties (the “Partnership Properties”), of which eight are leased to six major retail tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $137,000 to $730,000 and building sites ranging from 11,000 to 54,000 square feet. The Partnership Properties are leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to ongoing maintenance and operation, including utilities, property taxes and insurance.

In June and November 2001, the Company entered into LLC arrangements, CNL Commercial Holdings I, LLC and CNL Commercial Holdings II, LLC, respectively, with CNL Commercial Finance, Inc., a related party. These limited liability companies hold an interest in mortgage loans. The Company holds a non-voting and non-controlling interest of 42.737 percent and 43.997 percent, respectively in these investments, and accounts for its interests under the equity method of accounting.

Advisory Services

On January 1, 1998, the Company acquired its external advisor, CNL Realty Advisors, Inc. (the “Advisor”), which resulted in the Company becoming a self-administered and self-managed REIT (the “Advisor Transaction”). Pursuant to an agreement and plan of merger, the Advisor was merged into a wholly-owned subsidiary of the Company pursuant to which all of the outstanding common stock of the Advisor was exchanged for 220,000 shares of common stock of the Company and the right, based upon the Company’s completed property acquisitions and completed development projects in accordance with the Merger agreement, to receive up to 1,980,000 additional shares (the “Share Balance”) of the Company’s common stock, for a period of up to five years. The Company has issued the entire Share Balance as of December 31, 2001. Upon the consummation of the Advisor Transaction, all personnel employed by the Advisor became employees of the Company. Following consummation of the Advisor Transaction, the Advisory Agreement (as defined above) and the obligation of the Company to pay any fees thereunder was terminated. For a complete description of the Advisor Transaction, see the Company’s Proxy Statement dated November 13, 1997 for the Company’s 1997 annual meeting of stockholders.

Merger

On December 1, 2001, the Company acquired 100 percent of Captec, a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders received $11,839,000 in cash, 4,349,918 newly issued Commercial Net Lease Realty common shares and 1,999,974 newly issued shares of Commercial Net Lease Realty’s 9% Class A Perpetual Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

Competition

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties. Approximately 50 other publicly traded REITs own, manage or develop retail properties.

Employees

As of December 31, 2001, the Company employed 35 full-time persons including executive, administrative and field personnel. Reference is made to “Item 10. Directors and Executive Officers of the Registrant” for a listing of the Company’s Executive Officers.

Item 2.    Properties

As of December 31, 2001, the Company owned 351 Properties located in 40 states, 89 percent of which are leased to 94 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this Report for a listing of the Properties and their respective carrying costs.

Description of Properties

Land.  The Company’s Property sites range from approximately 15,000 to 583,000 (average of 103,000) square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $73,000 to $8,882,000 (average of $1,014,000).

Buildings.  The buildings generally are rectangular, single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 83,000 (average of 19,000) square feet. Building costs range from $45,000 to $7,082,000 (average of $1,411,000) for each Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the Properties owned by the Company are freestanding, with paved parking areas.

Leases.  Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company’s leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2001, the weighted average remaining lease term was approximately 13 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $21,000 to $1,248,000 (average of $252,000). Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from two to 12 percent after every one to five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants’ annual gross sales, less the amount of annual base rent payable in that lease year. As of December 31, 2001, leases representing approximately 84 percent of annual base rent include contractual increases, leases representing approximately 23 percent of annual base rent include percentage rent provisions and leases representing approximately 15 percent of annual base rent include both contractual and percentage rent provisions.

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

During 2001, one of the Company’s lessees, Eckerd Corporation (a retail drugstore chain that is a wholly-owned subsidiary of J.C. Penny Company, Inc.) accounted for more than 10 percent of the Company’s total rental income (including the Company’s share of rental income from the Partnership Properties). As of December 31, 2001, Eckerd Corporation leased 49 properties (including three properties under leases with the Partnership), representing 8.6 percent of the Company’s total assets. For information regarding the results of operations and financial condition of this entity, refer to the Annual Report on Form 10-K of the J.C. Penney Company, Inc., Note 18 (Segment Reporting) of the Notes to the Financial Statements, as filed with the Securities and Exchange Commission for the year ended January 30, 2001.

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties.

Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company’s policy, as a part of its acquisition due diligence process, to obtain a Phase I environmental site assessment for each property and where warranted, a Phase II environmental site assessment. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property whose environmental site assessment indicates that a problem or potential problem exists, subject to a determination of the level of risk and potential cost of remediation. In such cases, the Company requires the seller and/or tenant to (i) remediate the problem prior to the Company’s acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. The Company has 12 properties currently under some level of environmental remediation. The seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these properties.

The Company’s principal executive offices are located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801. The Company’s telephone number is (407) 265-7348.

Item 3.    Legal Proceedings

The Company is a defendant in a lawsuit filed on December 10, 1998 in the United States District Court for the District of Puerto Rico. The plaintiff, Ysiem Corporation, is alleging that the Company is in breach of a ground lease agreement with the plaintiff regarding a land parcel owned by the plaintiff and is seeking damages of $7,500,000 and/or specific performance of the execution of the ground lease. On January 4, 2002, the Magistrate Judge in this action submitted a Report and Recommendation to the Federal Court Judge which recommended that the Company’s motion for summary judgment of dismissal of the action be granted. The Company believes, in the unlikely event that (i) the Federal Court Judge in this action overrules the Magistrate Judge’s Report and Recommendation and (ii) the Company is subsequently held liable, the resulting judgment would not materially affect the Company’s operations or financial condition.

Beginning July 9, 2001, following the public announcement of the Company’s proposed merger with Captec, various Captec stockholders filed three lawsuits against Captec and its directors in the Chancery Court of the State of Delaware for New Castle County and an additional lawsuit in the United Stated District Court for the Eastern District of Michigan (the “Michigan Lawsuit”) alleging breaches of fiduciary duty in connection with the merger and in connection with the sale of certain assets of Captec to CRC Asset Acquisition LLC, a Michigan limited liability company controlled by a Captec officer. The Michigan Lawsuit also named the Company, but the Company has since been dismissed as a party to that lawsuit. On October 11, 2001, the Chancery Court of the State of Delaware for New Castle County issued an order consolidating the three Delaware Lawsuits into one action, IN RE CAPTC NET LEASE REALTY, INC. SHAREHOLDERS LITIGATION, CONSOLIDATED C.A. No. 19008-NC (the “Consolidated Action”). The plaintiffs are seeking a declaration that the action is properly maintainable as a class action, equitable relief that would enjoin the proposed merger and unspecified damages. The plaintiffs also sought a preliminary injunction barring the Company’s proposed acquisition of Captec. Captec and the other defendants have entered into a Memorandum of Understanding with the plaintiffs (“MOU”), pursuant to which the parties agreed in principle to settle the Consolidated Action. Under the MOU, Captec agreed to provide to its shareholders additional disclosures concerning the proposed merger with the Company and agreed, if the settlement is approved ultimately by the court, to pay plaintiffs’ attorneys’ fees in an amount to be determined by the court but not to exceed $350,000, which had been properly accrued by Captec. The parties agreed in the MOU to withdraw their preliminary injunction request, to negotiate and execute a Stipulation of Settlement, and to submit the Stipulation of Settlement to the court for approval. If a Stipulation of Settlement is not executed by the parties or if the Stipulation of Settlements not approved by the court, the Consolidated Action could continue and could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. At this stage of the anticipated settlement of the Consolidated Action, management is not in a position to assess the likelihood that the settlement will not be consummated in substantial conformance with the MOU.

On January 24, 2002, Phillip Goldstein and Judy Kauffman Goldstein, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (“Appraisal Action”). The Appraisal Action alleges that 1,072,146 shares of Captec dissented from the merger and seeks to require the Company to pay to all Captec shareholders who have demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also seeks to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. At this early stage in the Appraisal Action, management is not in a position to assess the likelihood, or amount, of any potential award to the dissenting shareholders.

On January 4, 2002, Calapasas Investment Partnership No. 1 Limited Partnership, a Captec shareholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec) in the United States District Court for the Northern District of California, CALAPASAS INVESTMENT PARTNERSHIP NO. 1 LIMITED PARTNERSHIP v. CAPTEC NET LEASE REALTY, INC, a Delaware Corporation; COMMERCIAL NET LEASE REALTY, INC. (as successor in interest to CAPTEC); PATRICK L. BEACH; W. ROSS MARTIN; H. REID SHERARD; RICHARD J. PETERS; LEE C. HOWLEY; and WILLIAM H. KRUL III, Case No. C 02 00071 PJH. In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001 (the “Calapasas Action”). The Calapasas Action asserts that it is brought on behalf of a class consisting of all persons and entities (except insiders) who purchased Captec common stock between August 9, 2000 and prior to July 2, 2001. The Calapasas Action seeks to be certified as a class action and seeks compensatory and punitive damages for the plaintiff and other members of the class, as well as costs and expenses, including fees for plaintiff’s attorneys, accountants and experts. The Calapasas Action could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. At this early stage in the Calapasas Action, management is not in a position to assess the likelihood, or amount, of any potential damage award to the plaintiff class.

In the ordinary course of its business, the Company is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operation or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

Information responsive to this Item is contained in the section captioned “Share Price and Dividend Data” on page 60 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 6.    Selected Financial Data

Information responsive to this Item is contained in the section captioned “Historical Financial Highlights” on page 4 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responsive to this Item is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 27 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subsection “Quantitative and Qualitative Disclosures About Market Risk”, on pages 26 and 27 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Certain information responsive to this Item is contained in the section captioned “Consolidated Quarterly Financial Data” on page 59 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors - Nominees” and “Proposal I: Election of Directors - Executive Officers” and “Security Ownership,” and the information in such sections is incorporated herein by reference.

Item 11.    Executive Compensation

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Proposal I: Election of Directors - Compensation of Directors” and “Executive Compensation – Annual Compensation,” and the information in such sections is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Security Ownership,” and the information in such section is incorporated herein by reference.

Item 13    Certain Relationships and Related Transactions

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Certain Transactions,” and the information in such section is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report.

	(1)	Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Report of Independent Auditors' on Supplementary Information

Schedule III - Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2001

Schedule IV - Mortgage Loans on Real Estate and Notes as of December 31, 2001

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

	(3)	Exhibits

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3, and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

	3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

	3.5	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

	3.6	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed herewith).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference)

	10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.7	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

		10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

		10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

		10.12	2000 Performande Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

		10.13	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed herewith).

		10.14	Third Modification of Amended and Reatated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed herewith).

		10.15	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed herewith).

		10.16	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

	13.	Annual Report to Shareholders for the year ended December 31, 2001 (filed herewith).

	23.	Consent of Independent Accountants dated March 26, 2002. (filed herewith).

(b)	The Registrant filed one report on Form 8-K on December 3, 2001 for the purpose of disclosing the Company's acquisition of Captec Net Lease Realty, Inc.; one report on Form 8-K on November 28, 2001 for the purpose of incorporating certain items by reference into the Registrant's Registration Statement No. 333-53796 on Form S-3 and one report on Form 8-K on July 3, 2001 for the purpose of disclosing the Company's entry into a merger agreement with Captec Net Lease Realty, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of March, 2002.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/James M. Seneff, Jr.
        James M. Seneff, Jr.
        Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 27, 2002

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board of Directors	March 27, 2002

/s/ Edward Clark Edward Clark	Director	March 27, 2002

/s/ Clifford R. Hinkle Clifford R. Hinkle	Director	March 27, 2002

/s/ Richard B. Jennings Richard B. Jennings	Director	March 27, 2002

/s/ Ted B. Lanier Ted B. Lanier	Director	March 27, 2002

/s/ Gary M. Ralston Gary M. Ralston	Director and President	March 27, 2002

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Secretary and Treasurer	March 27, 2002

Report of Independent Auditors' on Supplementary Information

The Board of Directors Commercial Net Lease Realty, Inc.:

Under date of January 11, 2002, except as to Note 19 to the consolidated financial statement, which is as of January 24, 2002, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements and our report thereon are both included in Item 14(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as of December 31, 2001. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Orlando, Florida
January 11, 2002

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2001

                                                             Initial cost to company
                                                         -------------------------------
                                                                             Building,
                                                                            improvements
                                                                                and
                                      Encumbrances                           leasehold
                                          (m)               Land             interests
----------------------------------    ------------       ------------       ------------

Real estate the company
  has invested in under
  operating leases:

      Academy:
         Houston, TX                  $        -         $  1,074,232       $        -
         Houston, TX                           -              699,165                -
         N. Richland Hills, TX                 -            1,307,655                -
         Houston, TX                           -            3,086,610                -
         Houston, TX                           -              795,005                -
         Baton Rouge, LA                       -            1,547,501                -
         Houston, TX                           -            2,310,845          1,627,872
         Pasadena, TX                          -              899,768          2,180,574
         Beaumont, TX                          -            1,423,700          2,449,261

      Adjacent Excess Space:
         Memphis, TN                           -              549,309            539,643

      Albertsons:
         Watsonville, CA                       -              805,056                -
         Lodi, CA                              -              613,710                -
         Sonora, CA                            -              587,782                -

      Applebee's:
         Ballwin, MO                           -            1,496,173          1,403,581

      Arby's:
         Colorado Springs, CO                  -              205,957            533,540
         Thomson, GA                           -              267,842            503,550
         Whitmore Lake, MI                     -              170,515            468,916
         Albuquerque, NM                       -              442,991            507,790
         Albuquerque, NM                       -              250,881            513,970
         Santa Fe, NM                          -              450,358            341,960
         Washington Courthouse, OH             -              156,875            545,841

      Babies "R" Us:
         Arlington, TX                         -              830,689          2,611,867
         Independence, MO                      -            1,678,794          2,301,909

      Barnes & Noble:
         Brandon, FL                     1,302,214 (l)      1,476,407          1,527,150
         Denver, CO                            -            3,244,785          2,722,087
         Houston, TX                           -            3,307,562          2,396,024
         Plantation, FL                        -            3,616,357                -
         Freehold, NJ                          -            2,917,219          2,260,663
         Dayton, OH                            -            1,412,614          3,223,467
         Redding, CA                           -              497,179          1,625,702
         Marlton, NJ                           -            2,831,370          4,318,554

      Bed, Bath & Beyond:
         Richmond, VA                          -            1,184,144          3,154,970
         Los Angeles, CA                       -            6,318,023          3,089,396
         Glendale, AZ                          -            1,082,092                -

      Bennigan's:
         Aurora, CO                            -            1,064,850          1,260,409
         Milford, CT                           -              921,200            697,298
         Altamonte Springs, FL                 -            1,088,282            924,425
         Gainesville, FL                       -              751,687            848,816
         Jacksonville, FL                      -            1,359,559          1,026,095
         Schaumburg, IL                        -            2,064,964          1,311,190
         Flint, MI                             -              496,299            895,296
         Raleigh, NC                           -              793,017            876,727
         Tulsa, OK                             -            1,013,184          1,290,590
         Wichita Falls, TX                     -              818,611          1,107,418

      Best Buy:
         Brandon, FL                           -            2,985,156          2,772,137
         Evanston, IL                          -            1,850,996                -
         Cuyahoga Falls, OH                    -            3,708,980          2,359,377
         Rockville, MD                         -            6,233,342          3,418,783
         Fairfax, VA                           -            3,052,477          3,218,018
         St. Petersburg, FL                    -            4,031,744          2,959,316
         North Fayette, PA                     -            2,330,847          2,292,932
         Denver, CO                            -            8,881,890          4,372,684

      Blockbuster:
         Conyers, GA                           -              320,029            556,282
         Mobile, AL                            -              491,453            498,488
         Mobile, AL                            -              843,121            562,498
         Gainesville, GA                       -              294,882            611,570
         Glasgow, KY                           -              302,859            560,904
         Alice, TX                             -              318,285            578,268
         Kingsville, TX                        -              498,849            457,695

      BMW:
         Duluth, GA                            -            4,433,613          4,080,186

      Borders Books & Music:
         Wilmington, DE                  3,942,500 (l)      3,030,769          6,061,538
         Richmond, VA                    2,071,302 (l)      2,177,310          2,599,587
         Ft. Lauderdale, FL                    -            3,164,984          3,934,577
         Bangor, ME                            -            1,546,915          2,486,761
         Altamonte Springs, FL                 -            1,947,198                -

      Boston Market:
         Geneva, IL                            -            1,125,347          1,036,952
         Orland Park, IL                       -              562,384            556,201
         Wheaton, IL                           -            1,115,457          1,014,184
         Burton, MI                            -              619,778            707,242
         Novi, MI                              -              835,669            651,108
         North Olmsted, OH                     -              601,800            460,521
         Warren, OH                            -              562,446            467,592
         Dunmore, PA                           -              773,882            496,976

      Boxley Enterprises:
         Orlando, FL                           -              220,632            258,483

      Buffalo Wild Wings:
         Michigan City, IN                     -              162,538            492,007

      Burger King:
         Colonial Heights, VA                  -              662,345            609,787
         Charles Town, WV                      -              580,288            640,282

      Carino's:
         Beaumont, TX                          -              439,076          1,363,447
         Lewisville, TX                        -            1,369,836          1,018,659
         Lubbock, TX                           -            1,007,432          1,205,512

      Champps:
         Alpharetta, GA                        -            3,032,965          1,641,820
         Irving, TX                            -            1,760,020          1,724,220

      Checkers:
         Orlando, FL                           -              256,568                -

      Claim Jumper:
         Tempe, AZ                             -            2,530,892          2,920,575
         Roseville, CA                         -            1,556,732          2,013,650

      Computer City:
         Baton Rouge, LA                       -              609,069            913,603
         Miami, FL                       1,985,869 (l)      2,713,192          1,866,676

      Damon's:
         Chandler, AZ                          -              654,765            765,164

      Dave & Buster's:
         Utica, MI                             -            3,776,169                -

      Denny's:
         Tucson, AZ                            -              827,002            305,209
         Hammond, LA                           -              247,600            813,514
         Columbus, TX                          -              428,429            816,644
         Henderson, TX                         -              453,329            463,648
         Red Oak, TX                           -               73,290            520,950
         Tyler, TX                             -              464,490            457,479

      Dick's Clothing:
         Taylor, MI                            -            1,920,032          3,526,868
         White Marsh, MD                       -            2,680,532          3,916,889

      Donato's:
         Medina, OH                            -              405,113            463,582

      Eckerd:
         San Antonio, TX                   531,152 (l)        440,985                -
         Dallas, TX                        511,734 (l)        541,493                -
         Arlington, TX                     435,791 (l)        368,964                -
         Millville, NJ                     540,512 (l)        417,603                -
         Atlanta, GA                       483,032 (l)        445,593                -
         Mantua, NJ                        561,921 (l)        344,022                -
         Amarillo, TX                      500,009 (l)        329,231                -
         Amarillo, TX                      649,844 (l)        650,864                -
         Glassboro, NJ                     616,478 (l)        534,243                -
         Kissimmee, FL                     718,166 (l)        715,480                -
         Tampa, FL                             -              604,682                -
         Douglasville, GA                      -              413,439            995,209
         Lafayette, LA                         -              967,528                -
         Moore, OK                             -              414,738                -
         Midwest City, OK                      -              673,369          1,103,351
         Irving, TX                            -            1,000,222                -
         Jasper, FL                            -              291,147                -
         Williston, FL                         -              622,403                -
         Pantego, TX                           -            1,016,062          1,448,911
         Conyers, GA                           -              574,666            998,900
         Norman, OK                            -            1,065,562                -
         Chattanooga, TN                       -              474,267                -
         Stone Mountain, GA                    -              638,643          1,111,064
         Arlington, TX                         -            2,078,542                -
         Leavenworth, KS                       -              726,438                -
         Augusta, GA                           -              568,606          1,326,748
         Riverdale, GA                         -            1,088,896          1,707,448
         Warner Robins, GA                     -              707,488                -
         Lewisville, TX                        -              789,237                -
         Forest Hill, TX                       -              692,165                -
         Del City, OK                          -            1,387,362                -
         Arlington, TX                         -              414,568                -
         Garland, TX                           -              522,461                -
         Garland, TX                           -            1,476,838                -
         Oklahoma City, OK                     -            1,581,480                -
         Vineland, NJ                      585,099 (l)      2,068,089                -
         Richardson, TX                        -            2,553,094                -
         Gladstone, MO                     299,398          1,851,374                -
         Falls Church, VA                      -            3,125,610                -

      Fazoli's Restaurant:
         Bay City, MI                          -              647,055            633,899

      Food 4 Less:
         Lemon Grove, CA                       -            3,695,816                -
         Chula Vista, CA                       -            3,568,862                -

      Gateway:
         Glendale, AZ                          -              341,713            982,429

      Golden Corral:
         Gilmer, TX                            -              116,815            296,454
         Leitchfield, KY                       -               73,660            306,642
         Marietta, GA        (e)               -              156,190            346,509
         Atlanta, TX                           -               88,457            368,317
         Vernon, TX                            -              105,798            328,943
         Abbeville, LA                         -               98,577            362,416
         Pleasanton, TX                        -              139,694            316,070
         Lake Placid, FL                       -              115,113            305,074
         Franklin, LA        (e)               -              105,840            396,831
         Tampa, FL                             -            1,187,614          1,339,000
         Brandon, FL                           -            1,329,793          1,390,502
         Dallas, TX                            -            1,138,129          1,024,747

      Good Guys, The:
         Foothill Ranch, CA                    -            1,456,113          2,505,022
         Riverside, CA                         -            1,718,892          2,755,059
         Clackamas, OR                         -            1,639,995          1,446,764
         Bellingham, WA                        -            1,732,378          1,764,549
         Federal Way, WA                       -            2,037,392          1,661,577
         East Palo Alto, CA                    -            2,271,634          3,404,843

      Heilig-Meyers:
         Baltimore, MD                         -              469,782            813,074
         Glen Burnie, MD                       -              631,712            931,931
         Nacogdoches, TX                       -              397,074          1,257,402

      Hollywood Video:
         Cincinnati, OH                        -              282,200            520,623
         Clifton, CO                           -              245,462            732,477

      Homelife:
         Clearwater, FL                        -            1,184,438          2,526,207
         Orlando, FL                     1,303,044 (l)        820,397          2,184,721
         Pensacola, FL                   1,405,758            633,125          1,595,405
         Raleigh, NC                     1,859,454          1,848,026          1,753,635
         Tampa, FL                       1,790,309          1,454,908          2,045,833

      Hooters:
         Tampa, FL                             -              783,923            504,768

      International House
        of Pancakes:
         Stafford, TX                      413,626 (l)        382,084                -
         Sunset Hills, MO                  437,163 (l)        271,853                -
         Las Vegas, NV                     491,508 (l)        519,947                -
         Ft. Worth, TX                     457,256 (l)        430,896                -
         Arlington, TX                     439,091 (l)        404,512                -
         Matthews, NC                      449,093 (l)        380,043                -
         Phoenix, AZ                       452,115 (l)        483,374                -
         Midwest City, OK                      -              407,268                -

      Jared Jewelers:
         Richmond, VA                          -              955,134          1,336,152

      Jo-Ann etc:
         Corpus Christi, TX                    -              818,448            896,395

      Just for Feet:
         Albuquerque, NM                       -            1,441,777          2,335,475

      Kash N' Karry:
         Palm Harbor, FL                       -              335,851                -
         Gainesville, FL                       -              317,386                -
         Brandon, FL                           -              322,476                -
         Sarasota, FL                          -              470,600                -

      Keg Steakhouse:
         Gresham, OR                           -              817,311            108,294
         Bellingham, WA                        -              397,443            455,605
         Lynnwood, WA                          -            1,255,513            649,236
         Tacoma, WA                            -              526,792            794,722

      KFC:
         Marysville, WA                        -              646,779            545,592
         Erie, PA                              -              516,508            496,092

      Kona Steakhouse:
         Round Rock, TX                        -              714,863            836,483

      Kroger:
         Columbus, OH                          -              780,838            520,559

      Michaels:
         Grapevine, TX                         -            1,017,934          2,066,715

      Mountain Jack's:
         Southfield, MI                        -              366,448            643,759
         Centerville, OH                       -              850,625          1,059,430

      Office Depot:
         Arlington, TX                     870,450 (l)        596,024          1,411,432
         Richmond, VA                          -              888,772          1,948,036

      OfficeMax:
         Corpus Christi, TX                    -              893,270            978,344
         Dallas, TX                      1,226,414 (l)      1,118,500          1,709,891
         Cincinnati, OH                    918,399 (l)        543,489          1,574,551
         Evanston, IL                    1,572,025 (l)      1,867,831          1,757,618
         Altamonte Springs, FL                 -            1,689,793          3,050,160
         Cutler Ridge, FL                      -              989,370          1,479,119
         Sacramento, CA                        -            1,144,167          2,961,206
         Salinas, CA                           -            1,353,217          1,829,325
         Redding, CA                           -              667,174          2,181,563
         Kelso, WA                             -              868,003                -
         Lynchburg, VA                         -              561,509                -
         Leesburg, FL                          -              640,019                -
         Plymouth Meeting, PA                  -            2,911,111                -
         Tigard, OR                            -            1,539,873          2,247,321
         Dover, NJ                             -            1,138,296          3,238,083
         Griffin, GA                           -              685,470                -

      Oshman's Sporting Goods:
         Dallas, TX                            -            1,311,440                -

      Party City:
         Memphis, TN                           -              266,383                -

      Perfect Teeth:
         Rio Rancho, NM                        -              255,781            507,855

      Petco:
         Grand Forks, ND                       -              306,629            909,671

      PETsMART:
         Chicago, IL                           -            2,724,138          3,565,721

      Pier 1 Imports:
         Anchorage, AK                         -              928,321          1,662,584
         Memphis, TN                           -              713,319            821,770
         Sanford, FL                           -              738,051            803,082
         Knoxville, TN                         -              467,169            734,833
         Mason, OH                             -              593,571            885,047
         Harlingen, TX                         -              316,640            756,406
         Valdosta, GA                          -              390,838            805,912

      Pizza Hut:
         Monroeville, AL                       -              547,300             44,237

      Popeye's:
         Snellville, GA                        -              642,169            436,512

      Rally's:
         Toledo, OH                            -              125,882            319,770

      Red Robin:
         Highlands Ranch, CO                   -            1,339,532          2,273,361
         Columbus, OH                          -            1,032,008          1,107,250
         Issaquah, WA                          -            1,530,700          1,939,837

      Riser Foods:
         Maple Heights, OH                     -            1,034,758          2,874,414

      Rite Aid:
         Mobile, AL                            -            1,136,618          1,694,187
         Orange Beach, AL                      -            1,409,980          1,996,043

      Roadhouse Grill:
         Cheektowaga, NY                       -              689,040            386,251

      Robb & Stucky:
         Ft. Myers, FL                         -            2,188,440          6,225,401

      Roger & Marv's:
         Kenosha, WI                           -            1,917,607          3,431,363

      Ross Dress For Less:
         Coral Gables, FL                      -            1,782,346          1,661,174

      Schlotzsky's Deli:
         Phoenix, AZ                           -              706,306            315,469
         Phoenix, AZ                           -              593,718            282,777
         Scottsdale, AZ                        -              717,138            310,610

      7-Eleven:
         Land 'O Lakes, FL                     -            1,076,572                -
         Tampa Palms, FL                       -            1,080,670                -

      Shop & Save:
         Homestead, PA                         -            1,139,419                -
         Penn Hills, PA                        -            1,043,297          1,243,131

      Silk City:
         Arlington, TX                         -              752,840          3,980,309

      Skipper's Fish &Chips:
         Salem, OR                             -              555,951            735,651
         Spokane, WA                           -              470,840            530,289

      Sportmart:
         Chicago, IL                           -            2,761,710          3,757,120

      Sports Authority:
         Tampa, FL                             -            2,127,503          1,521,730
         Memphis, TN                           -              820,340                -
         Little Rock, AR                       -            2,879,781          2,660,206

      Staples:
         Orlando, FL                           -              523,307          1,007,726

      Steak & Ale:
         Jacksonville, FL                      -              986,565            855,523
         Indianapolis, IN                      -              639,584          1,015,173
         Indianapolis, IN                      -              398,841          1,011,771
         Oklahoma City, OK                     -              463,814            927,781
         Richmond, VA                          -              712,840            995,148
         Friendswood, TX                       -              463,947          1,011,053
         Garland, TX                           -              366,044            932,988

      Stop & Go:
         Grand Prairie, TX                     -              421,254            684,568
         Kennedale, TX                         -              399,988            692,190

      SuperValu:
         Huntington, WV                        -            1,254,238            760,602
         Warwick, RI                           -            1,699,330                -

      Taco Bell:
         Ocala, FL                             -              275,023            754,990
         Ormond Beach, FL                      -              632,337            525,616
         Brooklyn Park, MN                     -              283,782            418,740
         Chanhassen, MN                        -              291,317            648,900
         Saint Cloud, MN                       -              279,243            301,790
         West Saint Paul, MN                   -              476,860          1,292,650

      Target:
         Chico, CA                             -            1,269,272                -
         Victorville, CA                       -            1,908,815                -
         San Diego, CA                         -            2,672,390                -

      Texas Roadhouse:
         Grand Junction, CO                    -              584,237            920,143
         Thornton, CO                          -              598,556          1,019,164

      TGI Friday's:
         Corpus Christi, TX                    -            1,209,702          1,532,125

      Tony Roma's:
         Montgomery, AL                        -            1,418,158          1,140,080
         Fort Myers, FL                        -            1,031,217          1,179,350

      Top's:
         Lacey, WA                             -            2,777,449          7,082,150

      United Trust Bank:
         Bridgeview, IL                        -              673,238            744,154

      Vacant Land:
         Little Rock, AR                       -              539,094                -

      Vacant Property:
         Garland, TX                       411,776 (l)        239,014            626,170
         Orlando, FL                           -            1,157,268          2,077,131
         Orlando, FL                           -              521,489          1,004,226
         Fairfax, VA                           -            2,156,801          3,119,408
         Altamonte Springs, FL                 -            2,906,409          4,877,225
         Ft. Myers, FL                         -            1,956,579          4,045,196
         Bowie, MD                             -            1,965,508          4,221,074
         White Marsh, MD                       -            3,762,030                -
         Rincon, GA                            -              244,607          1,166,045
         Bourbonnais, IL                       -              298,192          1,329,492
         Mount Vernon, IL                      -              227,161          1,088,189
         Muskogee, OK                          -              241,858          1,165,932
         Stillwater, OK                        -              253,603          1,086,792
         Everett, PA                           -              226,366          1,159,833
         Lebanon, PA                           -              211,611          1,122,630
         Clovis, NM                            -              230,270          1,117,126
         Middletown, OH                        -              240,849          1,095,714
         Conway, SC                            -              247,173          1,140,660
         Copperas Cove, TX                     -              445,558            943,339
         Augusta, GA                           -              176,656            674,253
         Mesa, AZ                              -              195,652            512,566
         Riverdale, GA                         -              255,286            344,714
         Swansea, IL                           -              183,366            529,761
         Eden Prairie, MN                      -              259,665            722,153
         Florissant, MO                        -              325,472            580,155
         Greenville, NC                        -              244,905            314,186
         Wilmington, NC                        -              218,126            327,329
         Wilmington, NC                        -               86,540            113,460
         Kearney, NE                           -              250,454            613,182

      Vons:
         Moreno Valley, CA                     -              759,052          1,652,162

      Wal-Mart:
         Sealy, TX                             -            1,344,244          1,483,362
         Aransas Pass, TX                      -              190,505          2,640,175
         Winfield, AL                          -              419,811          1,684,505
         Corpus Christi, TX                    -              223,998          2,158,955
         Beeville, TX                          -              507,231          2,315,424
         Corpus Christi, TX                    -              630,043          3,131,407

      Waremart:
         Eureka, CA                            -            3,135,036          5,470,607

      Wendy's Old Fashioned
        Hamburger:
         Fenton, MO                            -              307,068            496,410
         Sacramento, CA                        -              585,872                -
         New Kensington, PA                    -              501,136            333,445

      Whataburger:
         Albuquerque, NM                       -              624,318            418,975

      Wherehouse Music:
         Homewood, AL                          -            1,031,974            696,950

      Leasehold Interests:                     -            3,380,756                -

                                      ------------       ------------       ------------
                                      $ 30,232,502       $350,742,943       $352,416,770
                                      ============       ============       ============

Real estate the company has
  invested in under direct
  financing leases:

      Academy:
         Houston, TX                  $        -         $        -         $  1,924,740
         Houston, TX                           -                  -            1,867,519
         N. Richland Hills, TX                 -                  -            2,253,408
         Houston, TX                           -                  -            2,112,335
         Houston, TX                           -                  -            1,910,697
         Baton Rouge, LA                       -                  -            2,405,466

      Barnes & Noble:
         Plantation, FL                        -                  -            3,498,559

      Best Buy:
         Evanston, IL                          -                  -            3,400,057

      Borders Books & Music:
         Altamonte Springs, FL                 -                  -            3,267,579

      Checkers:
         Orlando, FL                           -                  -              286,910

      Dave & Buster's:
         Utica, MI                             -                  -            4,888,743

      Eckerd:
         San Antonio, TX                       -                  -              783,974
         Dallas, TX                            -                  -              638,684
         Arlington, TX                         -                  -              636,070
         Millville, NJ                         -                  -              828,942
         Atlanta, GA                           -                  -              668,390
         Mantua, NJ                            -                  -              951,795
         Vineland, NJ                          -                  -                  -
         Amarillo, TX                          -                  -              849,071
         Amarillo, TX                          -                  -              869,846
         Amarillo, TX                      424,692 (l)        158,851            855,348
         Glassboro, NJ                         -                  -              887,497
         Kissimmee, FL                         -                  -              933,852
         Alice, TX                         430,932 (l)        189,187            804,963
         Tampa, FL                             -                  -            1,090,532
         Lafayette, LA                         -                  -              949,128
         Moore, OK                             -                  -              879,296
         East Point, GA                        -              336,610          1,173,529
         Irving, TX                            -                  -            1,228,436
         Ft. Worth, TX                         -              399,592          2,529,969
         Williston, FL                         -                  -              355,757
         Jasper, FL                            -                  -              347,474
         Oklahoma City, OK                     -                  (n)          1,365,125
         Oklahoma City, OK                     -                  (n)          1,419,093
         Norman, OK                            -                  -            1,225,477
         Chattanooga, TN                       -                  -            1,344,240
         Del City, OK                          -                  -                  -
         Arlington, TX                         -                  -                  -
         Kennett Square, PA                    -                  (n)                -

      Food 4 Less:
         Lemon Grove, CA                       -                  -            4,068,179
         Chula Vista, CA                       -                  -            4,266,181

      Food Lion:
         Keystone Heights, FL              838,855 (l)         88,604          1,845,988
         Chattanooga, TN                   883,503 (l)        336,488          1,701,072
         Lynchburg, VA                         -              128,216          1,674,167
         Martinsburg, WV                   863,844 (l)        448,648          1,543,573

      Good Guys, The:
         Stockton, CA                    1,541,685 (l)        580,609          2,974,868
         Portland, OR                          -              817,574          2,630,652

      Heilig-Meyers:
         York, PA                              -              279,312          1,109,609
         Marlow Heights, MD                    -              415,926          1,397,178

      International House
        of Pancakes:
         Stafford, TX                          -                  -              571,832
         Sunset Hills, MO                      -                  -              736,345
         Las Vegas, NV                         -                  -              613,582
         Ft. Worth, TX                         -                  -              623,641
         Arlington, TX                         -                  -              608,132
         Matthews, NC                          -                  -              655,668
         Phoenix, AZ                           -                  -              559,307

      Jared Jewelers:
         Aurora, IL                            -                  (n)          1,928,871
         Glendale, AZ                          -                  (n)          1,599,105
         Oviedo, FL                        694,415                (n)          1,500,145
         Phoenix, AZ                       619,259                (n)          1,241,825
         Toledo, OH                            -                  (n)          1,457,625
         Lewisville, TX                    481,010                (n)          1,502,903

      Kash N' Karry:
         Brandon, FL                           -            1,234,519          3,255,257

      Levitz:
         Tempe, AZ                             -              634,444          2,225,991

      Oshman's Sporting Goods:
         Dallas, TX                            -                  -            2,658,976

      Shop & Save:
         Homestead, PA                         -                  -            2,578,098

      SuperValu:
         Warwick, RI                           -                  -            2,978,154

                                      ------------       ------------       ------------
                                      $  6,778,195       $  6,048,580       $101,939,424
                                      ============       ============       ============

                                       Costs capitalized
                                         subsequent to                         Gross amount at which
                                          acquisition                       carried at close of period (b)
                                  ----------------------------    ---------------------------------------------
                                                                                    Building,
                                                                                  improvements
                                                                                      and
                                                    Carrying                       leasehold
                                  Improvements        costs           Land         interests           Total
--------------------------------  ------------    ------------    ------------    ------------     ------------

Real estate the company
  has invested in under
  operating leases:

      Academy:
         Houston, TX              $        -      $        -      $  1,074,232    $        (c)     $  1,074,232
         Houston, TX                       -               -           699,165             (c)          699,165
         N. Richland Hills, TX             -               -         1,307,655             (c)        1,307,655
         Houston, TX                       -               -         2,098,895             (c)        2,098,895
         Houston, TX                       -               -           795,005             (c)          795,005
         Baton Rouge, LA                   -               -         1,547,501             (c)        1,547,501
         Houston, TX                       -               -         2,310,845       1,627,872        3,938,717
         Pasadena, TX                      -               -           899,768       2,180,574        3,080,342
         Beaumont, TX                      -               -         1,423,700       2,449,261        3,872,961

      Adjacent Excess Space:
         Memphis, TN                       -               -           549,309         539,643        1,088,952

      Albertsons:
         Watsonville, CA                   -               -           805,056             -            805,056
         Lodi, CA                          -               -           613,710             -            613,710
         Sonora, CA                        -               -           587,782             -            587,782

      Applebee's:
         Ballwin, MO                       -               -         1,496,173       1,403,581        2,899,754

      Arby's:
         Colorado Springs, CO              -               -           205,957         533,540          739,497
         Thomson, GA                       -               -           267,842         503,550          771,392
         Whitmore Lake, MI                 -               -           170,515         468,916          639,431
         Albuquerque, NM                   -               -           442,991         507,790          950,781
         Albuquerque, NM                   -               -           250,881         513,970          764,851
         Santa Fe, NM                      -               -           450,358         341,960          792,318
         Washington Courthouse, OH         -               -           156,875         545,841          702,716

      Babies "R" Us:
         Arlington, TX                     -               -           830,689       2,611,867        3,442,556
         Independence, MO                  -               -         1,678,794       2,301,909        3,980,703

      Barnes & Noble:
         Brandon, FL                       -               -         1,476,407       1,527,150        3,003,557
         Denver, CO                        -               -         3,244,785       2,722,087        5,966,872
         Houston, TX                       -               -         3,307,562       2,396,024        5,703,586
         Plantation, FL                    -               -         3,616,357             (c)        3,616,357
         Freehold, NJ                      -               -         2,917,219       2,260,663        5,177,882
         Dayton, OH                        -               -         1,412,614       3,223,467        4,636,081
         Redding, CA                       -               -           497,179       1,625,702        2,122,881
         Marlton, NJ                       -               -         2,831,370       4,318,554        7,149,924

      Bed, Bath & Beyond:
         Richmond, VA                      -               -         1,184,144       3,154,970        4,339,114
         Los Angeles, CA                   -               -         6,318,023       3,089,396        9,407,419
         Glendale, AZ                2,758,452             -         1,082,092       2,758,452        3,840,544

      Bennigan's:
         Aurora, CO                        -               -         1,064,850       1,260,409        2,325,259
         Milford, CT                       -               -           921,200         697,298        1,618,498
         Altamonte Springs, FL             -               -         1,088,282         924,425        2,012,707
         Gainesville, FL                   -               -           751,687         848,816        1,600,503
         Jacksonville, FL                  -               -         1,359,559       1,026,095        2,385,654
         Schaumburg, IL                    -               -         2,064,964       1,311,190        3,376,154
         Flint, MI                         -               -           496,299         895,296        1,391,595
         Raleigh, NC                       -               -           793,017         876,727        1,669,744
         Tulsa, OK                         -               -         1,013,184       1,290,590        2,303,774
         Wichita Falls, TX                 -               -           818,611       1,107,418        1,926,029

      Best Buy:
         Brandon, FL                       -               -         2,985,156       2,772,137        5,757,293
         Evanston, IL                      -               -         1,850,996             (c)        1,850,996
         Cuyahoga Falls, OH                -               -         3,708,980       2,359,377        6,068,357
         Rockville, MD                     -               -         6,233,342       3,418,783        9,652,125
         Fairfax, VA                       -               -         3,052,477       3,218,018        6,270,495
         St. Petersburg, FL                -               -         4,031,744       2,959,316        6,991,060
         North Fayette, PA                 -               -         2,330,847       2,292,932        4,623,779
         Denver, CO                        -               -         8,881,890       4,372,684       13,254,574

      Blockbuster:
         Conyers, GA                       -               -           320,029         556,282          876,311
         Mobile, AL                        -               -           491,453         498,488          989,941
         Mobile, AL                        -               -           843,121         562,498        1,405,619
         Gainesville, GA                   -               -           294,882         611,570          906,452
         Glasgow, KY                       -               -           302,859         560,904          863,763
         Alice, TX                         -               -           318,285         578,268          896,553
         Kingsville, TX                    -               -           498,849         457,695          956,544

      BMW:
         Duluth, GA                        -               -         4,433,613       4,080,186        8,513,799

      Borders Books & Music:
         Wilmington, DE                    -               -         2,994,400       6,061,538        9,055,938
         Richmond, VA                      -               -         2,177,310       2,599,587        4,776,897
         Ft. Lauderdale, FL                -               -         3,164,984       3,934,577        7,099,561
         Bangor, ME                        -               -         1,546,915       2,486,761        4,033,676
         Altamonte Springs, FL             -               -         1,947,198             (c)        1,947,198

      Boston Market:
         Geneva, IL                        -               -         1,125,347       1,036,952        2,162,299
         Orland Park, IL                   -               -           562,384         556,201        1,118,585
         Wheaton, IL                       -               -         1,115,457       1,014,184        2,129,641
         Burton, MI                        -               -           619,778         707,242        1,327,020
         Novi, MI                          -               -           835,669         651,108        1,486,777
         North Olmsted, OH                 -               -           601,800         460,521        1,062,321
         Warren, OH                        -               -           562,446         467,592        1,030,038
         Dunmore, PA                       -               -           773,882         496,976        1,270,858

      Boxley Enterprises:
         Orlando, FL                       -               -           220,632         258,483          479,115

      Buffalo Wild Wings:
         Michigan City, IN                 -               -           162,538         492,007          654,545

      Burger King:
         Colonial Heights, VA              -               -           662,345         609,787        1,272,132
         Charles Town, WV                  -               -           580,288         640,282        1,220,570

      Carino's:
         Beaumont, TX                      -               -           439,076       1,363,447        1,802,523
         Lewisville, TX                    -               -         1,369,836       1,018,659        2,388,495
         Lubbock, TX                       -               -         1,007,432       1,205,512        2,212,944

      Champps:
         Alpharetta, GA                    -               -         3,032,965       1,641,820        4,674,785
         Irving, TX                        -               -         1,760,020       1,724,220        3,484,240

      Checkers:
         Orlando, FL                       -               -           256,568             (c)          256,568

      Claim Jumper:
         Tempe, AZ                         -               -         2,530,892       2,920,575        5,451,467
         Roseville, CA                     -               -         1,556,732       2,013,650        3,570,382

      Computer City:
         Baton Rouge, LA                   -               -           609,069         913,603        1,522,672
         Miami, FL                         -               -         2,713,192       1,866,676        4,579,868

      Damon's:
         Chandler, AZ                      -               -           654,765         765,164        1,419,929

      Dave & Buster's:
         Utica, MI                         -               -         3,776,169             (c)        3,776,169

      Denny's:
         Tucson, AZ                        -               -           827,002         305,209        1,132,211
         Hammond, LA                       -               -           247,600         813,514        1,061,114
         Columbus, TX                      -               -           428,429         816,644        1,245,073
         Henderson, TX                     -               -           453,329         463,648          916,977
         Red Oak, TX                       -               -            73,290         520,950          594,240
         Tyler, TX                         -               -           464,490         457,479          921,969

      Dick's Clothing:
         Taylor, MI                        -               -         1,920,032       3,526,868        5,446,900
         White Marsh, MD                   -               -         2,680,532       3,916,889        6,597,421

      Donato's:
         Medina, OH                        -               -           405,113         463,582          868,695

      Eckerd:
         San Antonio, TX                   -               -           440,985             (c)          440,985
         Dallas, TX                        -               -           541,493             (c)          541,493
         Arlington, TX                     -               -           368,964             (c)          368,964
         Millville, NJ                     -               -           417,603             (c)          417,603
         Atlanta, GA                       -               -           445,593             (c)          445,593
         Mantua, NJ                        -               -           344,022             (c)          344,022
         Amarillo, TX                      -               -           329,231             (c)          329,231
         Amarillo, TX                      -               -           650,864             (c)          650,864
         Glassboro, NJ                     -               -           534,243             (c)          534,243
         Kissimmee, FL                     -               -           715,480             (c)          715,480
         Tampa, FL                         -               -           604,682             (c)          604,682
         Douglasville, GA                  -               -           413,439         995,209        1,408,648
         Lafayette, LA                     -               -           967,528             (c)          967,528
         Moore, OK                         -               -           414,738             (c)          414,738
         Midwest City, OK                  -               -           673,369       1,103,351        1,776,720
         Irving, TX                        -               -         1,000,222             (c)        1,000,222
         Jasper, FL                        -               -           291,147             (c)          291,147
         Williston, FL                     -               -           622,403             (c)          622,403
         Pantego, TX                       -               -         1,016,062       1,448,911        2,464,973
         Conyers, GA                       -               -           574,666         998,900        1,573,566
         Norman, OK                        -               -         1,065,562             (c)        1,065,562
         Chattanooga, TN                   -               -           457,659             (c)          457,659
         Stone Mountain, GA                -               -           638,643       1,111,064        1,749,707
         Arlington, TX               1,396,508             -         2,078,542       1,396,508        3,475,050
         Leavenworth, KS             1,330,830             -           726,438       1,330,830        2,057,268
         Augusta, GA                       -               -           568,606       1,326,748        1,895,354
         Riverdale, GA                     -               -         1,088,896       1,707,448        2,796,344
         Warner Robins, GA           1,227,330             -           707,488       1,227,330        1,934,818
         Lewisville, TX              1,335,426             -           789,237       1,335,426        2,124,663
         Forest Hill, TX             1,174,549             -           692,165       1,174,549        1,866,714
         Del City, OK                      -               -         1,387,362             (c)        1,387,362
         Arlington, TX                     -               -           414,568             (c)          414,568
         Garland, TX                 1,418,531             -           522,461       1,418,531        1,940,992
         Garland, TX                 1,400,278             -         1,476,838       1,400,278        2,877,116
         Oklahoma City, OK           1,471,105             -         1,581,480       1,471,105        3,052,585
         Vineland, NJ                      -               -         2,068,089             (c)        2,068,089
         Richardson, TX                213,000             -         2,553,094             (g)        2,553,094
         Gladstone, MO               1,739,568             -         1,851,374       1,739,568        3,590,942
         Falls Church, VA            2,360,700             -         3,125,610             (g)        3,125,610

      Fazoli's Restaurant:
         Bay City, MI                      -               -           647,055         633,899        1,280,954

      Food 4 Less:
         Lemon Grove, CA                   -               -         3,695,816             (c)        3,695,816
         Chula Vista, CA                   -               -         3,568,862             (c)        3,568,862

      Gateway:
         Glendale, AZ                      -               -           341,713         982,429        1,324,142

      Golden Corral:
         Gilmer, TX                        -               -           116,815         296,454          413,269
         Leitchfield, KY                   -               -            73,660         306,642          380,302
         Marietta, GA        (e)           -               -           156,190         346,509          502,699
         Atlanta, TX                       -               -            88,457         368,317          456,774
         Vernon, TX                        -               -           105,798         328,943          434,741
         Abbeville, LA                     -               -            98,577         362,416          460,993
         Pleasanton, TX                    -               -           139,694         316,070          455,764
         Lake Placid, FL                   -               -           115,113         305,074          420,187
         Franklin, LA        (e)           -               -           105,840         396,831          502,671
         Tampa, FL                         -               -         1,187,614       1,339,000        2,526,614
         Brandon, FL                       -               -         1,329,793       1,390,502        2,720,295
         Dallas, TX                        -               -         1,138,129       1,024,747        2,162,876

      Good Guys, The:
         Foothill Ranch, CA                -               -         1,456,113       2,505,022        3,961,135
         Riverside, CA                     -               -         1,718,892       2,755,059        4,473,951
         Clackamas, OR                     -               -         1,639,995       1,446,764        3,086,759
         Bellingham, WA                    -               -         1,732,378       1,764,549        3,496,927
         Federal Way, WA                   -               -         2,037,392       1,661,577        3,698,969
         East Palo Alto, CA                -               -         2,271,634       3,404,843        5,676,477

      Heilig-Meyers:
         Baltimore, MD                     -               -           469,782         813,074        1,282,856
         Glen Burnie, MD                   -               -           631,712         931,931        1,563,643
         Nacogdoches, TX                   -               -           397,074       1,257,402        1,654,476

      Hollywood Video:
         Cincinnati, OH                    -               -           282,200         520,623          802,823
         Clifton, CO                       -               -           245,462         732,477          977,939

      Homelife:
         Clearwater, FL                 10,555             -         1,184,438       2,536,762        3,721,200
         Orlando, FL                       -               -           820,397       2,184,721        3,005,118
         Pensacola, FL                     -               -           633,125       1,595,405        2,228,530
         Raleigh, NC                       -               -         1,848,026       1,753,635        3,601,661
         Tampa, FL                         -               -         1,454,908       2,045,833        3,500,741

      Hooters:
         Tampa, FL                         -               -           783,923         504,768        1,288,691

      International House
        of Pancakes:
         Stafford, TX                      -               -           331,756             (c)          331,756
         Sunset Hills, MO                  -               -           271,853             (c)          271,853
         Las Vegas, NV                     -               -           519,947             (c)          519,947
         Ft. Worth, TX                     -               -           430,896             (c)          430,896
         Arlington, TX                     -               -           404,512             (c)          404,512
         Matthews, NC                      -               -           380,043             (c)          380,043
         Phoenix, AZ                       -               -           483,374             (c)          483,374
         Midwest City, OK                  -               -           407,268             -            407,268

      Jared Jewelers:
         Richmond, VA                      -               -           955,134       1,336,152        2,291,286

      Jo-Ann etc:
         Corpus Christi, TX             12,222             -           818,448         908,617        1,727,065

      Just for Feet:
         Albuquerque, NM                   -               -         1,441,777       2,335,475        3,777,252

      Kash N' Karry:
         Palm Harbor, FL                   -               -           335,851             -            335,851
         Gainesville, FL                   -               -           317,386             -            317,386
         Brandon, FL                       -               -           322,476             -            322,476
         Sarasota, FL                      -               -           470,600             -            470,600

      Keg Steakhouse:
         Gresham, OR                       -               -           817,311         108,294          925,605
         Bellingham, WA                    -               -           397,443         455,605          853,048
         Lynnwood, WA                      -               -         1,255,513         649,236        1,904,749
         Tacoma, WA                        -               -           526,792         794,722        1,321,514

      KFC:
         Marysville, WA                    -               -           646,779         545,592        1,192,371
         Erie, PA                          -               -           516,508         496,092        1,012,600

      Kona Steakhouse:
         Round Rock, TX                    -               -           714,863         836,483        1,551,346

      Kroger:
         Columbus, OH                      -               -           780,838         520,559        1,301,397

      Michaels:
         Grapevine, TX                     -               -         1,017,934       2,066,715        3,084,649

      Mountain Jack's:
         Southfield, MI                    -               -           366,448         643,759        1,010,207
         Centerville, OH                   -               -           850,625       1,059,430        1,910,055

      Office Depot:
         Arlington, TX                     -               -           596,024       1,411,432        2,007,456
         Richmond, VA                      -               -           888,772       1,948,036        2,836,808

      OfficeMax:
         Corpus Christi, TX             76,664             -           893,270       1,055,008        1,948,278
         Dallas, TX                        -               -         1,118,500       1,709,891        2,828,391
         Cincinnati, OH                    -               -           543,489       1,574,551        2,118,040
         Evanston, IL                      -               -         1,867,831       1,757,618        3,625,449
         Altamonte Springs, FL             -               -         1,689,793       3,050,160        4,739,953
         Cutler Ridge, FL                  -               -           989,370       1,479,119        2,468,489
         Sacramento, CA                    -               -         1,144,167       2,961,206        4,105,373
         Salinas, CA                       -               -         1,353,217       1,829,325        3,182,542
         Redding, CA                       -               -           667,174       2,181,563        2,848,737
         Kelso, WA                   1,805,539             -           868,003       1,805,539        2,673,542
         Lynchburg, VA               1,851,326             -           561,509       1,851,326        2,412,835
         Leesburg, FL                1,929,028             -           640,019       1,929,028        2,569,047
         Plymouth Meeting, PA        2,250,620             -         2,911,111       2,250,620        5,161,731
         Tigard, OR                        -               -         1,539,873       2,247,321        3,787,194
         Dover, NJ                         -               -         1,138,296       3,238,083        4,376,379
         Griffin, GA                 1,801,905             -           685,470       1,801,905        2,487,375

      Oshman's Sporting Goods:
         Dallas, TX                        -               -         1,311,440             (c)        1,311,440

      Party City:
         Memphis, TN                 1,136,334             -           266,383       1,136,334        1,402,717

      Perfect Teeth:
         Rio Rancho, NM                    -               -           255,781         507,855          763,636

      Petco:
         Grand Forks, ND                   -               -           306,629         909,671        1,216,300

      PETsMART:
         Chicago, IL                       -               -         2,724,138       3,565,721        6,289,859

      Pier 1 Imports:
         Anchorage, AK                     -               -           928,321       1,662,584        2,590,905
         Memphis, TN                       -               -           713,319         821,770        1,535,089
         Sanford, FL                       -               -           738,051         803,082        1,541,133
         Knoxville, TN                     -               -           467,169         734,833        1,202,002
         Mason, OH                         -               -           593,571         885,047        1,478,618
         Harlingen, TX                     -               -           316,640         756,406        1,073,046
         Valdosta, GA                      -               -           390,838         805,912        1,196,750

      Pizza Hut:
         Monroeville, AL                   -               -           547,300          44,237          591,537

      Popeye's:
         Snellville, GA                    -               -           642,169         436,512        1,078,681

      Rally's:
         Toledo, OH                        -               -           125,882         319,770          445,652

      Red Robin:
         Highlands Ranch, CO               -               -         1,339,532       2,273,361        3,612,893
         Columbus, OH                      -               -         1,032,008       1,107,250        2,139,258
         Issaquah, WA                      -               -         1,530,700       1,939,837        3,470,537

      Riser Foods:
         Maple Heights, OH                 -               -         1,034,758       2,874,414        3,909,172

      Rite Aid:
         Mobile, AL                        -               -         1,136,618       1,694,187        2,830,805
         Orange Beach, AL                  -               -         1,409,980       1,996,043        3,406,023

      Roadhouse Grill:
         Cheektowaga, NY                   -               -           689,040         386,251        1,075,291

      Robb & Stucky:
         Ft. Myers, FL                     -               -         2,188,440       6,225,401        8,413,841

      Roger & Marv's:
         Kenosha, WI                       -               -         1,917,607       3,431,363        5,348,970

      Ross Dress For Less:
         Coral Gables, FL                  -               -         1,782,346       1,661,174        3,443,520

      Schlotzsky's Deli:
         Phoenix, AZ                       -               -           706,306         315,469        1,021,775
         Phoenix, AZ                       -               -           593,718         282,777          876,495
         Scottsdale, AZ                    -               -           717,138         310,610        1,027,748

      7-Eleven:
         Land 'O Lakes, FL             816,944             -         1,076,572         816,944        1,893,516
         Tampa Palms, FL               917,432             -         1,080,670         917,432        1,998,102

      Shop & Save:
         Homestead, PA                     -               -         1,139,419             (c)        1,139,419
         Penn Hills, PA                    -               -         1,043,297       1,243,131        2,286,428

      Silk City:
         Arlington, TX                     -               -           752,840       3,980,309        4,733,149

      Skipper's Fish & Chips:
         Salem, OR                         -               -           555,951         735,651        1,291,602
         Spokane, WA                       -               -           470,840         530,289        1,001,129

      Sportmart:
         Chicago, IL                       -               -         2,761,710       3,757,120        6,518,830

      Sports Authority:
         Tampa, FL                         -               -         2,127,503       1,521,730        3,649,233
         Memphis, TN                 2,573,264             -           820,340       2,573,264        3,393,604
         Little Rock, AR                   -               -         2,879,781       2,660,206        5,539,987

      Staples:
         Orlando, FL                       -               -           523,307       1,007,726        1,531,033

      Steak & Ale:
         Jacksonville, FL                  -               -           986,565         855,523        1,842,088
         Indianapolis, IN                  -               -           639,584       1,015,173        1,654,757
         Indianapolis, IN                  -               -           398,841       1,011,771        1,410,612
         Oklahoma City, OK                 -               -           463,814         927,781        1,391,595
         Richmond, VA                      -               -           712,840         995,148        1,707,988
         Friendswood, TX                   -               -           463,947       1,011,053        1,475,000
         Garland, TX                       -               -           366,044         932,988        1,299,032

      Stop & Go:
         Grand Prairie, TX                 -               -           421,254         684,568        1,105,822
         Kennedale, TX                     -               -           399,988         692,190        1,092,178

      SuperValu:
         Huntington, WV                    -               -         1,254,238         760,602        2,014,840
         Warwick, RI                       -               -         1,699,330             (c)        1,699,330

      Taco Bell:
         Ocala, FL                         -               -           275,023         754,990        1,030,013
         Ormond Beach, FL                  -               -           632,337         525,616        1,157,953
         Brooklyn Park, MN                 -               -           283,782         418,740          702,522
         Chanhassen, MN                    -               -           291,317         648,900          940,217
         Saint Cloud, MN                   -               -           279,243         301,790          581,033
         West Saint Paul, MN               -               -           476,860       1,292,650        1,769,510

      Target:
         Chico, CA                         -               -         1,269,272             -          1,269,272
         Victorville, CA                   -               -         1,908,815             -          1,908,815
         San Diego, CA                     -               -         2,672,390             -          2,672,390

      Texas Roadhouse:
         Grand Junction, CO                -               -           584,237         920,143        1,504,380
         Thornton, CO                      -               -           598,556       1,019,164        1,617,720

      TGI Friday's:
         Corpus Christi, TX                -               -         1,209,702       1,532,125        2,741,827

      Tony Roma's:
         Montgomery, AL                    -               -         1,418,158       1,140,080        2,558,238
         Fort Myers, FL                    -               -         1,031,217       1,179,350        2,210,567

      Top's:
         Lacey, WA                         -               -         2,777,449       7,082,150        9,859,599

      United Trust Bank:
         Bridgeview, IL                    -               -           673,238         744,154        1,417,392

      Vacant Land:
         Little Rock, AR                   -               -           539,094             -            539,094

      Vacant Property:
         Garland, TX                       -               -           239,014         626,170          865,184
         Orlando, FL                       -               -         1,157,268       2,077,131        3,234,399
         Orlando, FL                       -               -           521,489       1,004,226        1,525,715
         Fairfax, VA                       -               -         2,156,801       3,119,408        5,276,209
         Altamonte Springs, FL             -               -         2,906,409       4,877,225        7,783,634
         Ft. Myers, FL                     -               -         1,956,579       4,045,196        6,001,775
         Bowie, MD                         -               -         1,965,508       4,221,074        6,186,582
         White Marsh, MD             3,006,391             -         3,762,030       3,006,391        6,768,421
         Rincon, GA                        -               -           244,607       1,166,045        1,410,652
         Bourbonnais, IL                   -               -           298,192       1,329,492        1,627,684
         Mount Vernon, IL                  -               -           227,161       1,088,189        1,315,350
         Muskogee, OK                      -               -           241,858       1,165,932        1,407,790
         Stillwater, OK                    -               -           253,603       1,086,792        1,340,395
         Everett, PA                       -               -           226,366       1,159,833        1,386,199
         Lebanon, PA                       -               -           211,611       1,122,630        1,334,241
         Clovis, NM                        -               -           230,270       1,117,126        1,347,396
         Middletown, OH                    -               -           240,849       1,095,714        1,336,563
         Conway, SC                        -               -           247,173       1,140,660        1,387,833
         Copperas Cove, TX                 -               -           445,558         943,339        1,388,897
         Augusta, GA                       -               -           176,656         674,253          850,909
         Mesa, AZ                          -               -           195,652         512,566          708,218
         Riverdale, GA                     -               -           255,286         344,714          600,000
         Swansea, IL                       -               -           183,366         529,761          713,127
         Eden Prairie, MN                  -               -           259,665         722,153          981,818
         Florissant, MO                    -               -           325,472         580,155          905,627
         Greenville, NC                    -               -           244,905         314,186          559,091
         Wilmington, NC                    -               -           218,126         327,329          545,455
         Wilmington, NC                    -               -            86,540         113,460          200,000
         Kearney, NE                       -               -           250,454         613,182          863,636

      Vons:
         Moreno Valley, CA                 -               -           759,052       1,652,162        2,411,214

      Wal-Mart:
         Sealy, TX                         -               -         1,344,244       1,483,362        2,827,606
         Aransas Pass, TX                  -               -           190,505       2,640,175        2,830,680
         Winfield, AL                      -               -           419,811       1,684,505        2,104,316
         Corpus Christi, TX                -               -           223,998       2,158,955        2,382,953
         Beeville, TX                      -               -           507,231       2,315,424        2,822,655
         Corpus Christi, TX                -               -           630,043       3,131,407        3,761,450

      Waremart:
         Eureka, CA                        -               -         3,135,036       5,470,607        8,605,643

      Wendy's Old Fashioned
        Hamburger:
         Fenton, MO                        -               -           307,068         496,410          803,478
         Sacramento, CA                    -               -           585,872             -            585,872
         New Kensington, PA                -               -           501,136         333,445          834,581

      Whataburger:
         Albuquerque, NM                   -               -           624,318         418,975        1,043,293

      Wherehouse Music:
         Homewood, AL                      -               -         1,031,974         696,950        1,728,924

      Leasehold Interests:                 -               -         3,380,756        -               3,380,756

                                  ------------    ------------    ------------    ------------     ------------
                                  $ 36,014,502    $        -      $349,651,924    $385,857,571     $735,509,495
                                  ============    ============    ============    ============     ============

Real estate the company has
  invested in under direct
  financing leases:

      Academy:
         Houston, TX              $        -      $        -      $        -      $        (c)     $        (c)
         Houston, TX                       -               -               -               (c)              (c)
         N. Richland Hills, TX             -               -               -               (c)              (c)
         Houston, TX                       -               -               -               (c)              (c)
         Houston, TX                       -               -               -               (c)              (c)
         Baton Rouge, LA                   -               -               -               (c)              (c)

      Barnes & Noble:
         Plantation, FL                    -               -               -               (c)              (c)

      Best Buy:
         Evanston, IL                      -               -               -               (c)              (c)

      Borders Books & Music:
         Altamonte Springs, FL             -               -               -               (c)              (c)

      Checkers:
         Orlando, FL                       -               -               -               (c)              (c)

      Dave & Buster's:
         Utica, MI                         -               -               -               (c)              (c)

      Eckerd:
         San Antonio, TX                   -               -               -               (c)              (c)
         Dallas, TX                        -               -               -               (c)              (c)
         Arlington, TX                     -               -               -               (c)              (c)
         Millville, NJ                     -               -               -               (c)              (c)
         Atlanta, GA                       -               -               -               (c)              (c)
         Mantua, NJ                        -               -               -               (c)              (c)
         Vineland, NJ                1,901,335             -               -               (c)              (c)
         Amarillo, TX                      -               -               -               (c)              (c)
         Amarillo, TX                      -               -               -               (c)              (c)
         Amarillo, TX                      -               -               (d)             (d)              (d)
         Glassboro, NJ                     -               -               -               (c)              (c)
         Kissimmee, FL                     -               -               -               (c)              (c)
         Alice, TX                         -               -               (d)             (d)              (d)
         Tampa, FL                         -               -               -               (c)              (c)
         Lafayette, LA                     -               -               -               (c)              (c)
         Moore, OK                         -               -               -               (c)              (c)
         East Point, GA                    -               -               (d)             (d)              (d)
         Irving, TX                        -               -               -               (c)              (c)
         Ft. Worth, TX                  78,461             -               (d)             (d)              (d)
         Williston, FL                     -               -               -               (c)              (c)
         Jasper, FL                        -               -               -               (c)              (c)
         Oklahoma City, OK                 -               -               (n)             (c)              (c)
         Oklahoma City, OK                 -               -               (n)             (c)              (c)
         Norman, OK                        -               -               -               (c)              (c)
         Chattanooga, TN                   -               -               -               (c)              (c)
         Del City, OK                1,376,025             -               -               (c)              (c)
         Arlington, TX               1,416,071             -               -               (c)              (c)
         Kennett Square, PA          1,984,435             -               (n)             (c)              (c)

      Food 4 Less:
         Lemon Grove, CA                   -               -               -               (c)              (c)
         Chula Vista, CA                   -               -               -               (c)              (c)

      Food Lion:
         Keystone Heights, FL              -               -               (d)             (d)              (d)
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

      Jared Jewelers:
         Aurora, IL                        -               -               (n)             (c)              (c)
         Glendale, AZ                      -               -               (n)             (c)              (c)
         Oviedo, FL                        -               -               (n)             (c)              (c)
         Phoenix, AZ                       -               -               (n)             (c)              (c)
         Toledo, OH                        -               -               (n)             (c)              (c)
         Lewisville, TX                    -               -               (n)             (c)              (c)

      Kash N' Karry:
         Brandon, FL                       -               -               (d)             (d)              (d)

      Levitz:
         Tempe, AZ                         -               -               (d)             (d)              (d)

      Oshman's Sporting Goods:
         Dallas, TX                        -               -               -               (c)              (c)

      Shop & Save:
         Homestead, PA                     -               -               -               (c)              (c)

      SuperValu:
         Warwick, RI                       -               -               -               (c)              (c)

                                  ------------    ------------    ------------    ------------     ------------
                                  $  6,756,327    $        -      $        -      $        -       $        -
                                  ============    ============    ============    ============     ============

                                                                                   Life on which
                                                                                   depreciation
                                                                                       and
                                                                                   amortization
                                     Accumulated                                    in latest
                                     depreciation        Date                        income
                                         and            of con-        Date        statement is
                                     amortization      struction     acquired        computed
----------------------------------   ------------      ---------     ---------     ------------

Real Estate the company
  has invested in under
  operating leases:

      Academy:
         Houston, TX                 $        (c)        1994        05/95                  (c)
         Houston, TX                          (c)        1995        06/95                  (c)
         N. Richland Hills, TX                (c)        1996        08/95 (h)              (c)
         Houston, TX                          (c)        1996        02/96 (h)              (c)
         Houston, TX                          (c)        1996        06/96 (h)              (c)
         Baton Rouge, LA                      (c)        1997        08/96 (h)              (c)
         Houston, TX                      113,612        1976        03/99             40 years
         Pasadena, TX                     152,186        1994        03/99             40 years
         Beaumont, TX                     170,938        1992        03/99             40 years

      Adjacent Excess Space:
         Memphis, TN                       42,160        1998        11/98             40 years

      Albertsons:
         Watsonville, CA                      -           (f)        03/99                  (f)
         Lodi, CA                             -           (f)        03/99                  (f)
         Sonora, CA                           -           (f)        03/99                  (f)

      Applebee's:
         Ballwin, MO                        1,462        1995        12/01             40 years

      Arby's:
         Colorado Springs, CO                 556        1998        12/01             40 years
         Thomson, GA                          525        1997        12/01             40 years
         Whitmore Lake, MI                    488        1993        12/01             40 years
         Albuquerque, NM                      529        1993        12/01             40 years
         Albuquerque, NM                      535        1988        12/01             40 years
         Santa Fe, NM                         356        1998        12/01             40 years
         Washington Courthouse, OH            569        1998        12/01             40 years

      Babies "R" Us:
         Arlington, TX                    359,676        1996        06/96             40 years
         Independence, MO                   2,398        1996        12/01             40 years

      Barnes & Noble:
         Brandon, FL                      266,414        1995        08/94 (h)         40 years
         Denver, CO                       493,490        1994        09/94             40 years
         Houston, TX                      374,387        1995        10/94 (h)         40 years
         Plantation, FL                       (c)        1996        05/95 (h)              (c)
         Freehold, NJ                     334,704        1995        01/96             40 years
         Dayton, OH                       372,713        1996        05/97             40 years
         Redding, CA                      184,585        1997        06/97             40 years
         Marlton, NJ                      337,387        1998        11/98             40 years

      Bed, Bath & Beyond:
         Richmond, VA                     279,346        1997        06/98             40 years
         Los Angeles, CA                  241,359        1975        11/98             40 years
         Glendale, AZ                     169,530        1999        12/98 (i)         40 years

      Bennigan's:
         Aurora, CO                         1,313        1996        12/01             40 years
         Milford, CT                          726        1988        12/01             40 years
         Altamonte Springs, FL                963        1988        12/01             40 years
         Gainesville, FL                      884        1993        12/01             40 years
         Jacksonville, FL                   1,069        1993        12/01             40 years
         Schaumburg, IL                     1,366        1988        12/01             40 years
         Flint, MI                            933        1993        12/01             40 years
         Raleigh, NC                          913        1993        12/01             40 years
         Tulsa, OK                          1,344        1993        12/01             40 years
         Wichita Falls, TX                  1,154        1993        12/01             40 years

      Best Buy:
         Brandon, FL                      337,854        1996        02/97             40 years
         Evanston, IL                         (c)        1994        02/97                  (c)
         Cuyahoga Falls, OH               267,888        1970        06/97             40 years
         Rockville, MD                    381,052        1995        07/97             40 years
         Fairfax, VA                      351,971        1995        08/97             40 years
         St. Petersburg, FL               317,510        1997        09/97             40 years
         North Fayette, PA                203,020        1997        06/98             40 years
         Denver, CO                        59,213        1991        06/01             40 years

      Blockbuster:
         Conyers, GA                       63,161        1997        06/97             40 years
         Mobile, AL                           519        1997        12/01             40 years
         Mobile, AL                           586        1997        12/01             40 years
         Gainesville, GA                      637        1997        12/01             40 years
         Glasgow, KY                          584        1997        12/01             40 years
         Alice, TX                            602        1995        12/01             40 years
         Kingsville, TX                       477        1995        12/01             40 years

      BMW:
         Duluth, GA                         4,250        1984        12/01             40 years

      Borders Books & Music:
         Wilmington, DE                 1,064,843        1994        12/94             40 years
         Richmond, VA                     426,405        1995        06/95             40 years
         Ft. Lauderdale, FL               574,358        1995        02/96             40 years
         Bangor, ME                       343,657        1996        06/96             40 years
         Altamonte Springs, FL                (c)        1997        09/97                  (c)

      Boston Market:
         Geneva, IL                         1,080        1996        12/01             40 years
         Orland Park, IL                      579        1995        12/01             40 years
         Wheaton, IL                        1,056        1995        12/01             40 years
         Burton, MI                           737        1997        12/01             40 years
         Novi, MI                             678        1995        12/01             40 years
         North Olmsted, OH                    480        1996        12/01             40 years
         Warren, OH                           487        1997        12/01             40 years
         Dunmore, PA                          518        1996        12/01             40 years

      Boxley Enterprises:
         Orlando, FL                      103,983        1974        08/93           20.9 years

      Buffalo Wild Wings:
         Michigan City, IN                    513        1996        12/01             40 years

      Burger King:
         Colonial Heights, VA                 635        1997        12/01             40 years
         Charles Town, WV                     667        1985        12/01             40 years

      Carino's:
         Beaumont, TX                       1,420        2000        12/01             40 years
         Lewisville, TX                     1,061        1994        12/01             40 years
         Lubbock, TX                        1,256        1995        12/01             40 years

      Champps:
         Alpharetta, GA                     1,710        1999        12/01             40 years
         Irving, TX                         1,796        2000        12/01             40 years

      Checkers:
         Orlando, FL                          (c)        1988        07/92                  (c)

      Claim Jumper:
         Tempe, AZ                          3,042        2000        12/01             40 years
         Roseville, CA                      2,098        2001        12/01             40 years

      Computer City:
         Baton Rouge, LA                  137,102        1995        12/95             40 years
         Miami, FL                        359,463        1994        04/94             40 years

      Damon's:
         Chandler, AZ                         797        1997        12/01             40 years

      Dave & Buster's:
         Utica, MI                            (c)        1998        06/98                  (c)

      Denny's:
         Tucson, AZ                           318        1974        12/01             40 years
         Hammond, LA                          847        1997        12/01             40 years
         Columbus, TX                         851        1997        12/01             40 years
         Henderson, TX                        483        1995        12/01             40 years
         Red Oak, TX                          543        1986        12/01             40 years
         Tyler, TX                            477        1995        12/01             40 years

      Dick's Clothing:
         Taylor, MI                       466,931        1996        08/96             40 years
         White Marsh, MD                  518,567        1996        08/96             40 years

      Donato's:
         Medina, OH                           483        1996        12/01             40 years

      Eckerd:
         San Antonio, TX                      (c)        1993        12/93                  (c)
         Dallas, TX                           (c)        1994        01/94                  (c)
         Arlington, TX                        (c)        1994        02/94                  (c)
         Millville, NJ                        (c)        1994        03/94                  (c)
         Atlanta, GA                          (c)        1994        03/94                  (c)
         Mantua, NJ                           (c)        1994        06/94                  (c)
         Amarillo, TX                         (c)        1994        12/94                  (c)
         Amarillo, TX                         (c)        1994        12/94                  (c)
         Glassboro, NJ                        (c)        1994        12/94                  (c)
         Kissimmee, FL                        (c)        1995        04/95                  (c)
         Tampa, FL                            (c)        1995        12/95                  (c)
         Douglasville, GA                 147,346        1996        01/96             40 years
         Lafayette, LA                        (c)        1995        01/96                  (c)
         Moore, OK                            (c)        1995        01/96                  (c)
         Midwest City, OK                 160,683        1996        03/96             40 years
         Irving, TX                           (c)        1996        12/96                  (c)
         Jasper, FL                           (c)        1994        01/97                  (c)
         Williston, FL                        (c)        1995        01/97                  (c)
         Pantego, TX                      164,512        1997        06/97             40 years
         Conyers, GA                      113,417        1997        06/97             40 years
         Norman, OK                           (c)        1997        06/97                  (c)
         Chattanooga, TN                      (c)        1997        09/97                  (c)
         Stone Mountain, GA               119,208        1997        09/97             40 years
         Arlington, TX                    117,830        1998        11/97 (i)         40 years
         Leavenworth, KS                  117,834        1998        11/97 (i)         40 years
         Augusta, GA                      134,057        1997        12/97             40 years
         Riverdale, GA                    172,523        1997        12/97             40 years
         Warner Robins, GA                 90,771        1999        03/98 (i)         40 years
         Lewisville, TX                   109,894        1998        04/98 (i)         40 years
         Forest Hill, TX                   99,103        1998        04/98 (i)         40 years
         Del City, OK                         (c)        1998        05/98                  (c)
         Arlington, TX                        (c)        1998        05/98                  (c)
         Garland, TX                      107,867        1998        06/98 (i)         40 years
         Garland, TX                      109,397        1998        06/98 (i)         40 years
         Oklahoma City, OK                108,800        1999        08/98 (i)         40 years
         Vineland, NJ                         (c)        1999        09/98                  (c)
         Richardson, TX                       -           (g)        06/99                  (g)
         Gladstone, MO                     59,798        2000        12/99 (i)         40 years
         Falls Church, VA                     -           (g)        10/01                  (g)

      Fazoli's Restaurant:
         Bay City, MI                         660        1997        12/01             40 years

      Food 4 Less:
         Lemon Grove, CA                      (c)        1996        07/95 (h)              (c)
         Chula Vista, CA                      (c)        1995        11/98                  (c)

      Gateway:
         Glendale, AZ                      59,937        1999        12/98 (i)         40 years

      Golden Corral:
         Gilmer, TX                       149,381        1984        12/84             35 years
         Leitchfield, KY                  154,505        1984        12/84             35 years
         Marietta, GA                     174,593        1984        12/84             35 years
         Atlanta, TX                      185,211        1985        01/85             35 years
         Vernon, TX                       162,122        1985        03/85             35 years
         Abbeville, LA                    178,619        1985        04/85             35 years
         Pleasanton, TX                   155,777        1985        05/85             35 years
         Lake Placid, FL                  150,358        1985        05/85             35 years
         Franklin, LA                     191,612        1985        07/85             35 years
         Tampa, FL                          1,395        1997        12/01             40 years
         Brandon, FL                        1,448        1998        12/01             40 years
         Dallas, TX                         1,067        1994        12/01             40 years

      Good Guys, The:
         Foothill Ranch, CA               313,465        1995        12/96             40 years
         Riverside, CA                    325,177        1995        05/97             40 years
         Clackamas, OR                    128,099        1995        06/98             40 years
         Bellingham, WA                   156,236        1994        06/98             40 years
         Federal Way, WA                  147,119        1994        06/98             40 years
         East Palo Alto, CA               237,630        1999        12/98 (h)         40 years

      Heilig-Meyers:
         Baltimore, MD                     63,521        1968        11/98             40 years
         Glen Burnie, MD                   72,760        1968        11/98             40 years
         Nacogdoches, TX                   98,235        1997        11/98             40 years

      Hollywood Video:
         Cincinnati, OH                       542        1998        12/01             40 years
         Clifton, CO                          763        1998        12/01             40 years

      Homelife:
         Clearwater, FL                   544,548        1992        05/93             40 years
         Orlando, FL                      469,491        1992        05/93             40 years
         Pensacola, FL                    219,811        1994        06/96             40 years
         Raleigh, NC                      241,612        1995        06/96             40 years
         Tampa, FL                        281,870        1992        06/96             40 years

      Hooters:
         Tampa, FL                            526        1993        12/01             40 years

      International House
        of Pancakes:
         Stafford, TX                         (c)        1992        10/93                  (c)
         Sunset Hills, MO                     (c)        1993        10/93                  (c)
         Las Vegas, NV                        (c)        1993        12/93                  (c)
         Ft. Worth, TX                        (c)        1993        12/93                  (c)
         Arlington, TX                        (c)        1993        12/93                  (c)
         Matthews, NC                         (c)        1993        12/93                  (c)
         Phoenix, AZ                          (c)        1993        12/93                  (c)
         Midwest City, OK                     -           (k)        03/96                  (k)

      Jared Jewelers:
         Richmond, VA                       1,392        1998        12/01             40 years

      Jo-Ann etc:
         Corpus Christi, TX               183,918        1967        11/93             40 years

      Just for Feet:
         Albuquerque, NM                  265,174        1997        06/97             40 years

      Kash N' Karry:
         Palm Harbor, FL                      -           (f)        03/99                  (f)
         Gainesville, FL                      -           (f)        03/99                  (f)
         Brandon, FL                          -           (f)        03/99                  (f)
         Sarasota, FL                         -           (f)        03/99                  (f)

      Keg Steakhouse:
         Gresham, OR                          113        1993        12/01             40 years
         Bellingham, WA                       475        1981        12/01             40 years
         Lynnwood, WA                         676        1992        12/01             40 years
         Tacoma, WA                           828        1981        12/01             40 years

      KFC:
         Marysville, WA                       568        1996        12/01             40 years
         Erie, PA                             517        1996        12/01             40 years

      Kona Steakhouse:
         Round Rock, TX                       871        1998        12/01             40 years

      Kroger:
         Columbus, OH                      63,443        1982        02/97             40 years

      Michaels:
         Grapevine, TX                    182,990        1998        06/98             40 years

      Mountain Jack's:
         Southfield, MI                       671        1976        12/01             40 years
         Centerville, OH                    1,104        1986        12/01             40 years

      Office Depot:
         Arlington, TX                    279,265        1991        01/94             40 years
         Richmond, VA                     272,175        1996        05/96             40 years

      OfficeMax:
         Corpus Christi, TX               213,825        1967        11/93             40 years
         Dallas, TX                       342,095        1993        12/93             40 years
         Cincinnati, OH                   294,554        1994        07/94             40 years
         Evanston, IL                     288,298        1995        06/95             40 years
         Altamonte Springs, FL            448,251        1995        01/96             40 years
         Cutler Ridge, FL                 203,687        1995        06/96             40 years
         Sacramento, CA                   370,347        1996        12/96             40 years
         Salinas, CA                      222,949        1995        02/97             40 years
         Redding, CA                      247,698        1997        06/97             40 years
         Kelso, WA                        178,673        1998        09/97 (i)         40 years
         Lynchburg, VA                    152,349        1998        02/98             40 years
         Leesburg, FL                     146,687        1998        08/98             40 years
         Plymouth Meeting, PA             152,386        1999        10/98 (i)         40 years
         Tigard, OR                       175,572        1995        11/98             40 years
         Dover, NJ                        252,975        1995        11/98             40 years
         Griffin, GA                      122,004        1999        11/98 (i)         40 years

      Oshman's Sporting Goods:
         Dallas, TX                           (c)        1994        03/94                  (c)

      Party City:
         Memphis, TN                       72,205        1999        12/98             40 years

      Perfect Teeth:
         Rio Rancho, NM                       529        1997        12/01             40 years

      Petco:
         Grand Forks, ND                   91,939        1996        12/97             40 years

      PETsMART:
         Chicago, IL                      293,421        1998        09/98             40 years

      Pier 1 Imports:
         Anchorage, AK                    242,699        1995        02/96             40 years
         Memphis, TN                       93,305        1997        09/96 (h)         40 years
         Sanford, FL                       76,126        1998        06/97 (h)         40 years
         Knoxville, TN                     54,347        1999        01/98 (h)         40 years
         Mason, OH                         56,237        1999        06/98 (h)         40 years
         Harlingen, TX                     41,760        1999        11/98 (h)         40 years
         Valdosta, GA                      42,814        1999        01/99 (h)         40 years

      Pizza Hut:
         Monroeville, AL                       46        1996        12/01             40 years

      Popeye's:
         Snellville, GA                       455        1995        12/01             40 years

      Rally's:
         Toledo, OH                        78,355        1989        07/92           38.8 years

      Red Robin:
         Highlands Ranch, CO                2,368        1996        12/01             40 years
         Columbus, OH                       1,153        1998        12/01             40 years
         Issaquah, WA                       2,021        1995        12/01             40 years

      Riser Foods:
         Maple Heights, OH                350,319        1985        02/97             40 years

      Rite Aid:
         Mobile, AL                         1,765        2000        12/01             40 years
         Orange Beach, AL                   2,079        2000        12/01             40 years

      Roadhouse Grill:
         Cheektowaga, NY                      402        1994        12/01             40 years

      Robb & Stucky:
         Ft. Myers, FL                    636,578        1997        12/97             40 years

      Roger & Marv's:
         Kenosha, WI                      413,509        1992        02/97             40 years

      Ross Dress For Less:
         Coral Gables, FL                 167,549        1994        06/96             40 years

      Schlotzsky's Deli:
         Phoenix, AZ                          329        1995        12/01             40 years
         Phoenix, AZ                          295        1995        12/01             40 years
         Scottsdale, AZ                       324        1995        12/01             40 years

      7-Eleven:
         Land 'O Lakes, FL                 60,420        1999        10/98 (i)         40 years
         Tampa Palms, FL                   64,029        1999        12/98 (i)         40 years

      Shop & Save:
         Homestead, PA                        (c)        1994        02/97                  (c)
         Penn Hills, PA                   151,507        1991        02/97             40 years

      Silk City:
         Arlington, TX                    378,870        1996        06/96             40 years

      Skipper's Fish & Chips:
         Salem, OR                            766        1996        12/01             40 years
         Spokane, WA                          552        1996        12/01             40 years

      Sportmart:
         Chicago, IL                        3,914        1920        12/01             40 years

      Sports Authority:
         Tampa, FL                        209,555        1994        06/96             40 years
         Memphis, TN                      206,397        1998        12/97 (i)         40 years
         Little Rock, AR                  218,913        1998        09/98             40 years

      Staples:
         Orlando, FL                       43,188        1995        06/95             40 years

      Steak & Ale:
         Jacksonville, FL                     891        1996        12/01             40 years
         Indianapolis, IN                   1,057        1996        12/01             40 years
         Indianapolis, IN                   1,054        1996        12/01             40 years
         Oklahoma City, OK                    966        1996        12/01             40 years
         Richmond, VA                       1,037        1996        12/01             40 years
         Friendswood, TX                    1,053        1993        12/01             40 years
         Garland, TX                          972        1996        12/01             40 years

      Stop & Go:
         Grand Prairie, TX                    713        1986        12/01             40 years
         Kennedale, TX                        721        1985        12/01             40 years

      SuperValu:
         Huntington, WV                    92,698        1971        02/97             40 years
         Warwick, RI                          (c)        1992        02/97                  (c)

      Taco Bell:
         Ocala, FL                            786        2001        12/01             40 years
         Ormond Beach, FL                     548        2001        12/01             40 years
         Brooklyn Park, MN                    436        1996        12/01             40 years
         Chanhassen, MN                       676        1997        12/01             40 years
         Saint Cloud, MN                      314        1999        12/01             40 years
         West Saint Paul, MN                1,347        1999        12/01             40 years

      Target:
         Chico, CA                            -           (f)        03/99                  (f)
         Victorville, CA                      -           (f)        03/99                  (f)
         San Diego, CA                        -           (f)        03/99                  (f)

      Texas Roadhouse:
         Grand Junction, CO                   958        1997        12/01             40 years
         Thornton, CO                       1,062        1998        12/01             40 years

      TGI Friday's:
         Corpus Christi, TX                 1,596        1995        12/01             40 years

      Tony Roma's:
         Montgomery, AL                     1,188        1999        12/01             40 years
         Fort Myers, FL                     1,229        1999        12/01             40 years

      Top's:
         Lacey, WA                        863,137        1992        02/97             40 years

      United Trust Bank:
         Bridgeview, IL                       775        1997        12/01             40 years

      Vacant Land:
         Little Rock, AR                      -           -          09/98                  -

      Vacant Property:
         Garland, TX                        7,827        1994        02/94             40 years
         Orlando, FL                      338,809        1995        06/95             40 years
         Orlando, FL                      286,602        1995        06/95             40 years
         Fairfax, VA                       38,993        1995        12/95             40 years
         Altamonte Springs, FL            523,286        1997        09/97             40 years
         Ft. Myers, FL                    408,733        1997        12/97             40 years
         Bowie, MD                        269,527        1997        12/97           38.5 years
         White Marsh, MD                  284,981        1998        03/98 (i)         40 years
         Rincon, GA                        13,014        1997        11/98           37.4 years
         Bourbonnais, IL                   14,838        1997        11/98           37.4 years
         Mount Vernon, IL                  14,509        1997        11/98           37.6 years
         Muskogee, OK                      15,546        1997        11/98           37.5 years
         Stillwater, OK                    14,491        1998        11/98           37.5 years
         Everett, PA                       12,945        1998        11/98           37.4 years
         Lebanon, PA                       12,529        1997        11/98           37.4 years
         Clovis, NM                        26,948        1996        11/98             38 years
         Middletown, OH                    12,229        1997        11/98           37.4 years
         Conway, SC                        12,731        1997        11/98           37.4 years
         Copperas Cove, TX                 73,698        1972        11/98             40 years
         Augusta, GA                          702        1998        12/01             40 years
         Mesa, AZ                             534        1997        12/01             40 years
         Riverdale, GA                        359        1995        12/01             40 years
         Swansea, IL                          552        1997        12/01             40 years
         Eden Prairie, MN                     752        1997        12/01             40 years
         Florissant, MO                       604        1997        12/01             40 years
         Greenville, NC                       239        1994        12/01             40 years
         Wilmington, NC                       341        1995        12/01             40 years
         Wilmington, NC                       207        1980        12/01             40 years
         Kearney, NE                          639        1997        12/01             40 years

      Vons:
         Moreno Valley, CA                115,307        1983        03/99             40 years

      Wal-Mart:
         Sealy, TX                        103,526        1982        03/99             40 years
         Aransas Pass, TX                 184,262        1983        03/99             40 years
         Winfield, AL                     117,564        1983        03/99             40 years
         Corpus Christi, TX               150,677        1983        03/99             40 years
         Beeville, TX                     161,597        1983        03/99             40 years
         Corpus Christi, TX               218,546        1983        03/99             40 years

      Waremart:
         Eureka, CA                       666,730        1965        02/97             40 years

      Wendy's Old Fashioned
        Hamburger:
         Fenton, MO                       143,182        1985        07/92             33 years
         Sacramento, CA                       -           (k)        02/98                  (k)
         New Kensington, PA                   347        1980        12/01             40 years

      Whataburger:
         Albuquerque, NM                      436        1995        12/01             40 years

      Wherehouse Music:
         Homewood, AL                         726        1997        12/01             40 years

      Leasehold Interests:                604,283         -            (p)                  (o)

                                     ------------
                                     $ 31,678,077
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

      Academy:
         Houston, TX                 $        (c)        1994        05/95                  (c)
         Houston, TX                          (c)        1995        06/95                  (c)
         N. Richland Hills, TX                (c)        1996        08/95 (h)              (c)
         Houston, TX                          (c)        1996        02/96 (h)              (c)
         Houston, TX                          (c)        1996        06/96 (h)              (c)
         Baton Rouge, LA                      (c)        1997        08/96 (h)              (c)

      Barnes & Noble:
         Plantation, FL                       (c)        1996        05/95 (h)              (c)

      Best Buy:
         Evanston, IL                         (c)        1994        02/97                  (c)

      Borders Books & Music:
         Altamonte Springs, FL                (c)        1997        09/97                  (c)

      Checkers:
         Orlando, FL                          (c)        1988        07/92                  (c)

      Dave & Buster's:
         Utica, MI                            (c)        1998        06/98                  (c)

      Eckerd:
         San Antonio, TX                      (c)        1993        12/93                  (c)
         Dallas, TX                           (c)        1994        01/94                  (c)
         Arlington, TX                        (c)        1994        02/94                  (c)
         Millville, NJ                        (c)        1994        03/94                  (c)
         Atlanta, GA                          (c)        1994        03/94                  (c)
         Mantua, NJ                           (c)        1994        06/94                  (c)
         Vineland, NJ                         (c)        1999        03/99 (j)              (c)
         Amarillo, TX                         (c)        1994        12/94                  (c)
         Amarillo, TX                         (c)        1994        12/94                  (c)
         Amarillo, TX                         (d)        1994        12/94                  (d)
         Glassboro, NJ                        (c)        1994        12/94                  (c)
         Kissimmee, FL                        (c)        1995        04/95                  (c)
         Alice, TX                            (d)        1995        06/95                  (d)
         Tampa, FL                            (c)        1995        12/95                  (c)
         Lafayette, LA                        (c)        1995        01/96                  (c)
         Moore, OK                            (c)        1995        01/96                  (c)
         East Point, GA                       (d)        1996        12/96                  (d)
         Irving, TX                           (c)        1996        12/96                  (c)
         Ft. Worth, TX                        (d)        1996        12/96                  (d)
         Williston, FL                        (c)        1995        01/97                  (c)
         Jasper, FL                           (c)        1994        01/97                  (c)
         Oklahoma City, OK                    (c)        1997        06/97                  (c)
         Oklahoma City, OK                    (c)        1997        06/97                  (c)
         Norman, OK                           (c)        1997        06/97                  (c)
         Chattanooga, TN                      (c)        1997        09/97                  (c)
         Del City, OK                         (c)        1998        10/98 (j)              (c)
         Arlington, TX                        (c)        1998        11/98 (j)              (c)
         Kennett Square, PA                   (c)        2000        12/00                  (c)

      Food 4 Less:
         Lemon Grove, CA                      (c)        1996        07/95 (h)              (c)
         Chula Vista, CA                      (c)        1995        11/98                  (c)

      Food Lion:
         Keystone Heights, FL                 (d)        1993        05/93                  (d)
         Chattanooga, TN                      (d)        1993        10/93                  (d)
         Lynchburg, VA                        (d)        1994        01/94                  (d)
         Martinsburg, WV                      (d)        1994        08/94                  (d)

      Good Guys, The:
         Stockton, CA                         (d)        1991        07/94                  (d)
         Portland, OR                         (d)        1996        05/96                  (d)

      Heilig-Meyers:
         York, PA                             (d)        1997        11/98                  (d)
         Marlow Heights, MD                   (d)        1968        11/98                  (d)

      International House
        of Pancakes:
         Stafford, TX                         (c)        1992        10/93                  (c)
         Sunset Hills, MO                     (c)        1993        10/93                  (c)
         Las Vegas, NV                        (c)        1993        12/93                  (c)
         Ft. Worth, TX                        (c)        1993        12/93                  (c)
         Arlington, TX                        (c)        1993        12/93                  (c)
         Matthews, NC                         (c)        1993        12/93                  (c)
         Phoenix, AZ                          (c)        1993        12/93                  (c)

      Jared Jewelers:
         Aurora, IL                           (c)        2000        12/01                  (c)
         Glendale, AZ                         (c)        1998        12/01                  (c)
         Oviedo, FL                           (c)        1998        12/01                  (c)
         Phoenix, AZ                          (c)        1998        12/01                  (c)
         Toledo, OH                           (c)        1998        12/01                  (c)
         Lewisville, TX                       (c)        1998        12/01                  (c)

      Kash N' Karry:
         Brandon, FL                          (d)        1997        10/96 (h)              (d)

      Levitz:
         Tempe, AZ                            (d)        1994        01/95                  (d)

      Oshman's Sporting Goods:
         Dallas, TX                           (c)        1994        03/94                  (c)

      Shop & Save:
         Homestead, PA                        (c)        1994        02/97                  (c)

      SuperValu:
         Warwick, RI                          (c)        1992        02/97                  (c)

                                     ------------
                                     $        -
                                     ============

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2001

(a)  Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999 are summarized as follows:

	2001	2000	1999

Land, buildings and leasehold interests:
Balance at beginning of year	$542,400,537	$568,216,480	$537,283,241
Acquisitions	250,666,699	1,963,085	76,165,384
Disposition of land, buildings and leasehold interests	(57,557,741)	(27,779,028)	(45,232,145)

Balance at the close of year	$735,509,495	$542,400,537	$568,216,480

Accumulated depreciation and amortization:
Balance at the beginning of year	$27,438,288	$22,022,978	$17,335,079
Disposition of land, building, and leasehold interests	(3,262,991)	(2,353,983)	(2,835,339)
Depreciation and amortization expense	7,502,780	7,769,293	7,523,238

Balance at the close of year	$31,678,077	$27,438,288	$22,022,978

(b)  As of December 31, 2001, all of the leases are treated as operationg leases for federal income tax purposes. As of December 31, 2001, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $793,622,747.

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

(f) The Company owns only the land for this property.

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

(k) The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

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

(o) The leasehold interests are amortized over the life of the respective leases which range from 4.5 and 12.5 years.

(p) The leasehold interest sites were acquired between August 1999 and August 2001.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE December 31, 2001

Description	Interest rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages (d)		Principal amount of loans subject to delinquent principal or interest

First mortgages on retail properties:

National City, CA	11.5%	2009	(b)	-	$2,765,000	$1,701,514		$-

San Jose, CA	11.5%	2009	(b)	-	2,565,000	1,621,194		-

Rockledge, FL	10%	2018	(b)	-	400,000	399,184		-

Bonham, TX	10%	2013	(b)	-	210,000	209,240		-

Duncanville, TX	10%	2002	(c)	-	690,018	592,018		-

Independence, MO	10%	2002	(c)	-	1,068,788	991,788		-

Lawton and Oklahoma City, OK (f)	8.5%	2002	(c)	-	4,399,805	4,399,805		-

Burleson, TX	8.5%	2002	(c)	-	2,355,279	2,355,279		-

Revolving lines of credit secured by various properties:
Commercial Net Lease Realty Services, Inc.	Prime rate + 0.25%	2003	(c)	-	75,841,795	75,841,795		-

					$90,295,685	$88,111,817	(a)	$-

(a) The following shows the changes in the carrying amounts of mortgage loans during the years:

	2001	2000	1999

Balance at beginning of year	$69,756,217	$36,113,091	$-
New mortgage loans	43,984,088	42,850,026	48,917,787	(e)(f)
Deductions during the year:
Collections of principal	(25,628,488)	(9,206,900)	(12,804,696	) (f)
Foreclosures	-	-	-

Balance at the close of year	$88,111,817	$69,756,217	$36,113,091

(b) Principal and interest is payable at level amounts over the life of the loan.

(c) Interest only payments are due quarterly.  Principal is due at maturity.

(d) Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999 were $88,111,817, $69,756,217 and $36,113,091, respectively.

(e) Mortgages totaling $1,425,000 and $18,634,755 were accepted in connection with the real estate for the year ended December 31, 2000 and 1999, respectively.

(f) As of December 31, 1999, mortgages totaling $6,755,084 were accepted as payment towards the principal balance of the revolving line of credit for Commercial Net Lease Realty Services, Inc. (an unconsolidated affiliate of the Company).  The mortgagees are affiliates of certain members of the Company's board of directors.

EXHIBITS
EXHIBIT INDEX
Exhibit Number
3.	Exhibits

	3.	Articles of Incorporation and By-laws

		3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

		3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3, and incorporated herein by reference).

		3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

	3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

	3.5	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

	3.6	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed herewith).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference.)

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

	10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference)

	10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.7	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc. and Net Lease Realty II, Inc. and CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

		10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

		10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

		10.12	2000 Performande Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

		10.13	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed herewith).

		10.14	Third Modification of Amended and Reatated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed herewith).

		10.15	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed herewith).

		10.16	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

	13.	Annual Report to Shareholders for the year ended December 31, 2001 (filed herewith).

	23.	Consent of Independent Accountants dated March 26, 2002. (filed herewith).

(b)	The Registrant filed one report on Form 8-K on December 3, 2001 for the purpose of disclosing the Company's acquisition of Captec Net Lease Realty, Inc.; one report on Form 8-K on November 28, 2001 for the purpose of incorporating certain items by reference into the Registrant's Registration Statement No. 333-53796 on Form S-3 and one report on Form 8-K on July 3, 2001 for the purpose of disclosing the Company's entry into a merger agreement with Captec Net Lease Realty, Inc.