Form 10-Q
period 2002-04-30
COMMERCIAL NET LEASE REALTY INC
filed 2002-05-08
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission File Number 0-12989

COMMERCIAL NET LEASE REALTY, INC.
(exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	56-1431377 (I.R.S. Employment Identification No.)
450 South Orange Avenue, Orlando, Florida 32801 (Address of principal executive offices, including zip code) (407) 265-7348 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes    X         No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

40,755,587 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2002.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

ASSETS	March 31, 2002	December 31, 2001

Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $33,977 and $31,678, respectively	$713,343	$706,280
Accounted for using the direct financing method	109,955	107,272
Investments in, mortgages and other receivables from unconsolidated affiliates	139,771	144,236
Mortgages, notes and accrued interest receivable	17,632	18,374
Cash and cash equivalents	4,963	6,974
Receivables	1,656	2,067
Accrued rental income, net of allowance	16,503	16,184
Debt costs, net of accumulated amortization of $4,609 and $4,393, respectively	2,811	3,057
Other assets	2,293	2,184

Total assets	$1,008,927	$1,006,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$110,900	$107,400
Mortgages payable	36,412	37,011
Notes payable, net of unamortized discount of $489 and $517, respectively, and unamoritzed interest rate hedge gain of $1,304 and $1,439, respectively	290,815	290,922
Accrued interest payable	3,096	3,133
Other liabilities	3,375	3,522

Total liabilities	444,598	441,988

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; 1,999,974 shares issued and outstanding at March 31, 2002 and December 31, 2001; stated at a liquidation value of $25 per share	50,000	50,000
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued or outstanding 40,651,053 and 40,599,158 shares at March 31, 2002 and December 31, 2001, respectively	406	406
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	532,279	531,677
Accumulated dividends in excess of net earnings	(15,702)	(14,527)
Deferred compensation	(2,654)	(2,916)

Total stockholders' equity	564,329	564,640

	$1,008,927	$1,006,628

See accompanying notes to condensed consolidated financial statements. 1

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)

	Quarter Ended March 31,
	2002	2001

Revenues:
Rental income from operating leases	$18,413	$14,411
Earned income from direct financing leases	2,864	3,256
Contingent rental income	438	662
Interest from unconsolidated affiliates and other mortgages receivable	2,242	2,157
Other	419	391

	24,376	20,877

Expenses:
General operating and administrative	2,264	1,853
Real estate expenses	586	114
Interest	6,567	6,294
Depreciation and amortization	2,941	2,208
Expenses incurred in acquiring advisor from related party	-	334

	12,358	10,803

Earnings before equity in earnings of unconsolidated affiliates and gain on disposition of real estate	12,018	10,074

Equity in earnings of unconsolidated affiliates	640	(1,344)

Gain on disposition of real estate	91	2,864

Net earnings	12,749	11,594
Preferred stock dividends	(1,125)	-

Net earnings available to common stockholders	11,624	11,594

Net earnings per share of common stock:
Basic	$0.29	$0.38

Diluted	$0.29	$0.38

Weighted average number of common shares outstanding:
Basic	40,638,133	30,515,582

Diluted	40,709,657	30,544,202

See accompanying notes to condensed consolidated financial statements. 2

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Quarter Ended March 31,
	2002	2001

Cash flows from operating activities:
Net earnings	$12,749	$11,594
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	262	-
Depreciation and amortization	2,941	2,208
Amortization of notes payable discount	28	26
Amortization of deferred interest rate hedge gain	(135)	(126)
Expenses incurred in acquiring advisor from related party	-	334
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(599)	1,502
Gain on disposition of real estate	(91)	(2,864)
Decrease in real estate leased to others using the direct financing method	518	541
Decrease (increase) in mortgages, notes and accrued interest receivable	(429)	180
Decrease (increase) in receivables	411	329
Increase in accrued rental income	(319)	(740)
Increase in other assets	(57)	(13)
Decrease in accrued interest payable	(37)	(111)
Increase (decrease) in other liabilities	(175)	639

Net cash provided by operating activities	15,067	13,499

Cash flows from investing activities:
Proceeds from the disposition of real estate	3,613	18,057
Additions to real estate accounted for using the operating method	(13,152)	(68)
Additions to real estate accounted for using the direct financing method	(3,201)	-
Mortgage and notes payments received	741	780
Increase in mortgages and other receivable from unconsolidated affiliates	(31,080)	(21,209)
Payments received from unconsolidated affiliates	36,579	6,221
Other	(240)	91

Net cash provided by (used in) investing activities	(6,740)	3,872

See accompanying notes to condensed consolidated financial statements. 3

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (dollars in thousands)

	Quarter Ended March 31,
	2002	2001

Cash flows from financing activities:
Proceeds from line of credit payable	28,800	20,600
Repayment of line of credit payable	(25,300)	(18,800)
Repayment of mortgages payable	(599)	(519)
Payment of debt costs	(40)	(36)
Proceeds from issuance of common stock	614	150
Payment of preferred stock dividends	(985)	-
Payment of common stock dividends	(12,799)	(9,594)
Other	(29)	92

Net cash used in financing activities	(10,338)	(8,107)

Net increase (decrease) in cash and cash equivalents	(2,011)	9,264

Cash and cash equivalents at beginning of period	6,974	2,190

Cash and cash equivalents at end of period	$4,963	$11,454

Supplemental disclosure of cash flow information - interest paid, net of amount capitalized	$6,428	$6,787

Supplemental disclosure of non-cash investing and financing activities:
Issued 32,542 shares of common stock for the quarter ended March 31, 2001 in connection with the acquisition of the Company's advisor	$-	$334

Preferred stock dividend for 249,287 unexchanged shares held by the Company's transfer agent in connection with the merger of Captec Net Lease Realty, Inc. in December 2001	$140	$-

See accompanying notes to condensed consolidated financial statements. 4

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Quarters Ended March 31, 2002 and 2001

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from the audited financial statements as of that date.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2001.

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

Certain items in the prior years’ financial statements and notes to consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

In August 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for the fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. It requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. This statement also addresses when to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In October 2001, the FASB issued FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant impact on the on the financial position or results of operations of the Company.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2002 and 2001

2.	Leases:

The Company generally leases its real estate to operators of major retail businesses. As of March 31, 2002, 251 of the leases have been classified as operating leases and 68 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2002 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.	Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:

	2002	2001

Basic Earnings Per Share:
Net earnings available to common stockholders	$11,624,000	$11,594,000

Weighted average number of shares outstanding	40,638,133	30,463,268
Merger contingent shares	-	52,314

Weighted average number of shares outstanding used in basic earnings per share	40,638,133	30,515,582

Basic earnings per share	$0.29	$0.38

Diluted Earnings Per Share:
Net earnings available to common stockholders	$11,624,000	$11,594,000

Weighted average number of shares outstanding	40,638,133	30,463,268

Effect of dilutive securities:
Stock options	71,524	17,652
Merger contingent shares	-	63,282

Weighted average number of shares outstanding used in diluted earnings per share	40,709,657	30,544,202

Diluted earnings per share	$0.29	$0.38

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2002 and 2001

3.	Earnings Per Share - continued:
The following represents the number of options of common stock which were not included in computing diluted earnings per share becuase their effects were antidilutive for the quarters ended March 31:

	2002	2001

Antidilutive potential common stock	891,325	1,562,892

4.	Related Party Transactions:

In connection with the mortgages and other receivables from the Company’s unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”) and its wholly-owned subsidiaries, the Company received $1,339,000 and $2,322,000 in interest and fees during the quarters ended March 31, 2002 and 2001, respectively. In addition, Services paid the Company $169,000 in expense reimbursements for accounting services provided by the Company during each of the quarters ended March 31, 2002 and 2001.

In February 2002, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity. The secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide an aggregate borrowing capacity of $148,500,000 and each agreement has an expiration date of October 31, 2003.

In February 2002, the Company acquired four properties from Services for an aggregate cost of $15,918,000.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2002 and 2001

5.	Segment Information:

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While the Company does not have more than one reportable segment as defined by generally accepted accounting principles, the Company has identified two primary sources of revenue: (i) rental and earned income from the triple net leases and (ii) interest income from affiliates and fee income from development, property management and asset management services. The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s consolidated totals at March 31, 2002 and 2001, and for the quarters then ended (dollars in thousands):

	Rental and Earned Income	Interest and Fee Income	Corporate	Consolidated Totals

2002
Revenues	$22,233	$2,143	$-	$24,376
General operating and administrative expenses	1,586	471	207	2,264
Real estate expenses	586	-	-	586
Interest expense	6,567	-	-	6,567
Depreciation and amortization	2,935	4	2	2,941
Equity in earnings of unconsolidated affiliates	493	147	-	640
Gain on disposition of real estate	91	-	-	91

Net earnings	$11,143	$1,815	$(209)	$12,749

Assets	$885,302	$123,539	$86	$1,008,927

Additions to long-lived assets:
Real estate	$16,353	$-	$-	$16,353

Other	$27	$7	$2	$36

2001
Revenues	$18,806	$2,071	$-	$20,877
General operating and administrative expenses	1,208	241	404	1,853
Real estate expenses	114	-	-	114
Interest expense	6,283	11	-	6,294
Depreciation and amortization	2,191	15	2	2,208
Expenses incurred in acquiring advisor from related party	-	-	334	334
Equity in earnings of unconsolidated affiliates	93	(1,437)	-	(1,344)
Gain on disposition of real estate	2,864	-	-	2,864

Net earnings	$11,967	$367	$(740)	$11,594

Assets	$674,820	$90,910	$121	$765,851

Additions to long-lived assets:
Real estate	$68	$-	$-	$68

Other	$46	$6	$6	$58

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although the management of Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the “Company”) believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: the loss of any member of the Company’s management team; changes in general economic conditions; changes in real estate market conditions; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; changes in interest rates under the Company’s current credit facilities and under any additional variable-rate debt arrangements that the Company may enter into in the future; the ability of the Company to be in compliance with certain debt covenants; the ability of the Company to qualify as a real estate investment trust for federal income tax purposes; the ability of the Company to integrate acquired properties and operations into existing operations; the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; the ability of the Company to locate suitable tenants for its Properties; the ability of tenants to make payments under their respective leases and the ability of the Company to re-lease properties that are currently vacant or that become vacant. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust (“REIT”), formed in 1984 that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of March 31, 2002, the Company owned 352 properties (the “Properties”) that are leased to major retail businesses, including Academy, Barnes & Noble, Bed, Bath & Beyond, Bennigan’s, Best Buy, Borders, Eckerd, Food 4 Less, Good Guys, OfficeMax and The Sports Authority. Approximately 89 percent of the gross leasable area of the Company’s Property portfolio was leased at March 31, 2002.

Liquidity and Capital Resources

General.  Historically, the Company’s only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, and for the payment of interest on its outstanding indebtedness and for other investments. Generally, cash needs for items other than property acquisitions and development have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 2002 and 2001, the Company generated $15,067,000 and $13,499,000, respectively, in net cash provided by operating activities. The increase in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

The Company’s leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Properties are subject to leases under which the

Liquidity and Capital Resources - continued:

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

Investment in Unconsolidated Affiliates.  In February 2002, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Commercial Net Lease Realty Services, Inc. (“Services”) to increase the borrowing capacity. The secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide an aggregate borrowing capacity of $148,500,000 and each agreement has an expiration date of October 31, 2003.

Dividends.  One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its common stockholders in the form of dividends. For the quarters ended March 31, 2002 and 2001, the Company declared and paid dividends to its common stockholders of $12,799,000 and $9,594,000, respectively, or $0.315 and $0.315 per share of common stock, respectively. In April 2002, the Company declared dividends to its common shareholders of $12,838,000 or $0.315 per share of common stock, payable in May 2002.

Holders of the 9% Non-Voting Series A Preferred Stock issued in connection with the acquisition of Captec Net Lease Realty, Inc. (“Captec”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the quarter ended March 31, 2002, the Company declared and paid dividends to its preferred stockholders of $1,125,000 or $0.5625 per share of preferred stock.

The information in the table summarizes the Company’s contractual obligations and commercial commitments outstanding as of March 31, 2002. The table presents principal cash flows by year end of the expected maturity for debt obligations and commercial commitments outstanding as of March 31, 2002. As the table incorporates only those exposures that exist as of March 31, 2002, it does not consider those exposures or positions, which arise after that date.

	Maturity Date (dollars in thousands)

Contractual obligations and commercial commitments	Total	2002	2003	2004	2005	2006	Thereafter

Line of credit	$110,900	$-	$110,900	$-	$-	$-	$-
Mortgages	36,412	1,851	2,702	2,950	3,188	22,688	3,033
Long term debt(1)	290,000	-	-	170,000	-	-	120,000

Total contractual cash obligations	$437,312	$1,851	$113,602	$172,950	$3,188	$22,688	$123,033

(1) Excludes unamortizied note discounts and unamortized interest rate hedge gain.

Management believes that the Company’s current capital resources (including cash on hand), coupled with the Company’s borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Results of Operations

As of March 31, 2002 and 2001, the Company owned 352 and 249 Properties, respectively, 321 and 246 of which, respectively, were leased to operators of major retail businesses. In addition, during the quarter ended March 31, 2002, the Company sold three properties, two of which were leased during 2002.

Results of Operations - continued:

During the quarters ended March 31, 2002 and 2001, the Company earned $21,715,000 and $18,329,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income (“Rental Income”). The increase in Rental Income during the quarter ended March 31, 2002, is primarily a result of (i) the additional rental income from the properties acquired in the Captec merger on December 1, 2001 and (ii) an increase in receipts by the Company of non-recurring additional Rental Income related to the termination of leases during the quarter ended March 31, 2002 of $1,516,000, as compared to $400,000 for the quarter ended March 31, 2001. The increase in Rental Income was partially offset by the decrease in Rental Income related to (i) the 37 properties sold in 2001 that were leased during the quarter ended March 31, 2001 and (ii) the 31 vacant, unleased Properties owned by the Company during the quarter ended March 31, 2002 that were leased or partially leased during the quarter ended March 31, 2001. The 31 Properties account for 10.8 percent of the total gross leasable area of the Company’s portfolio. The Company is actively marketing these Properties (see “Investment Considerations” below).

During the quarter ended March 31, 2002, the Company sold three properties for a total of $3,716,000 and received net sales proceeds of $3,613,000. The Company recognized a net gain on the sale of these three properties of $91,000 for financial reporting purposes. The Company used the proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the quarter ended March 31, 2001, the Company sold 10 properties for a total of $18,349,000 and received net sales proceeds of $18,057,000. The Company recognized a net gain on the sale of these 10 properties of $2,864,000 for financial reporting purposes. The Company reinvested the proceeds from eight of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes.

During the quarters ended March 31, 2002 and 2001, the Company earned $2,242,000 and $2,157,000, respectively, in interest income from unconsolidated affiliates and other mortgages receivable. The increase in interest earned from unconsolidated affiliates and other mortgages receivable was primarily attributable to an increase in the average borrowing levels on the lines of credit with Services and its wholly-owned subsidiaries. The increase was partially offset by a decline in the average interest rate on the lines of credit.

During the quarters ended March 31, 2002 and 2001, operating expenses, excluding interest and including depreciation and amortization, were $5,791,000 and $4,509,000, respectively, (23.8% and 21.6%, respectively, of total revenues). The increase in operating expenses for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, is primarily attributable to the increase in depreciation and amortization expense related to the additional Properties acquired in connection with the Captec merger in 2001. The increase is also attributable to an increase in real estate expenses as a result of the increase in vacant properties. In addition, the increase is attributable to an increase in general operating and administrative expenses during the quarter ended March 31, 2002, as a result of increases in expenses related to personnel and office expenses which is partially offset by a decrease in professional services expenses due to one-time charges of professional services during the quarter ended March 31, 2001. The increase in operating expenses is also partially offset by the fact that the Company did not incur any expenses related to acquiring the Company’s advisor from a related party during the quarter ended March 31, 2002. As of December 2001, the Company had issued the entire balance of shares required in connection with the acquisition of the Company’s former advisor.

The Company recognized $6,567,000 and $6,294,000 in interest expense for the quarters ended March 31, 2002 and 2001, respectively. Interest expense increased during the quarter ended March 31, 2002, as a result of (i) the increase in interest expense related to the $70,000,000 term note the Company entered into in November 2001 and (ii) an increase in the average borrowing levels of the Company’s credit facility. However, the increase in interest expense was partially offset by a decrease in the average interest rates on the Company’s credit facility.

Results of Operations - continued:

During the quarters ended March 31, 2002 and 2001, the Company recognized equity in earnings of unconsolidated affiliates of $640,000 and $(1,344,000), respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the decrease in losses of Services and its wholly-owned subsidiaries, which was primarily attributable to the increase in the number of real estate dispositions by Services and its subsidiaries.

Investment Considerations. As of April 2002, the Company owns 31 vacant, unleased Properties, which accounts for 10.5 percent of the total gross leasable area of the Company’s portfolio; the Company is actively marketing these Properties for sale or re-lease. Additionally, two percent of the total gross leasable area of the Company’s portfolio is leased to five tenants that have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

No material developments in legal proceedings as previously reported on teh Form 10-K for the year ended December 31, 2001.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3, and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

			3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

			3.5	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

			3.6	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed herewith).

		4.	Instruments defining the rights of security holders, including indentures

			4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

			4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2, and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.7	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997, and incorporated herein by reference).

10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

10.12	2000 Performande Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.13	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

	10.14	Third Modification of Amended and Reatated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

	10.15	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

	10.16	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 8th day of May, 2002.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/Kevin B. Habicht
        Kevin B. Habicht
Chief Financial Officer and Director

