Form 10-Q
period 2002-06-30
COMMERCIAL NET LEASE REALTY INC
filed 2002-08-09
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

40,358,995 shares of Common Stock, $0.01 par value, outstanding as of August 1, 2002.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2002	December 31, 2001

ASSETS

Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $34,241 and $31,678, respectively	$711,215	$706,280
Accounted for using the direct financing method	109,420	107,272
Investments in, mortgages and other receivables from unconsolidated affiliates	126,364	144,236
Mortgages, notes and accrued interest receivable	17,118	18,374
Cash and cash equivalents	4,218	6,974
Receivables	2,791	2,067
Accrued rental income, net of allowance	17,588	16,184
Debt costs, net of accumulated amortization of $4,831 and $4,393, respectively	3,345	3,057
Other assets	2,587	2,184

Total assets	$994,646	$1,006,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$72,800	$107,400
Mortgages payable	56,806	37,011
Notes payable, net of unamortized discount of $745 and $517, respectively, and unamoritzed interest rate hedge gain of $1,167 and $1,439, respectively	290,422	290,922
Accrued interest payable	3,435	3,133
Other liabilities	16,981	3,522

Total liabilities	440,444	441,988

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; 1,782,024 and 1,999,974 shares issued and outstanding, respectively; stated at a liquidation value of $25 per share	44,551	50,000
Common stock, $0.01 par value. Authorized 90,000,000 shares; 40,358,995 and 40,599,158 shares issued or outstanding, respectively	404	406
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	528,256	531,677
Accumulated dividends in excess of net earnings	(15,610)	(14,527)
Deferred compensation	(3,399)	(2,916)

Total stockholders' equity	554,202	564,640

	$994,646	$1,006,628

See accompanying notes to condensed consolidated financial statements. 1

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Rental income from operating leases	$18,257	$13,751	$36,721	$28,531
Earned income from direct financing leases	2,874	3,047	5,738	6,272
Interest from unconsolidated affiliates and other mortgages receivable	1,639	2,114	3,881	4,271
Other	379	364	797	755

	23,149	19,276	47,137	39,829

Expenses:
General operating and administrative	2,728	1,723	4,992	3,576
Real estate expenses	338	111	875	213
Interest	6,406	6,052	12,973	12,346
Depreciation and amortization	2,854	2,164	5,714	4,331
Expenses incurred in acquiring advisor from related party	-	357	-	691

	12,326	10,407	24,554	21,157

Earnings from continuing operations before equity in earnings of unconsolidated affiliates and gain on disposition of real estate	10,823	8,869	22,583	18,672

Equity in earnings of unconsolidated affiliates	1,137	(865)	1,777	(2,209)

Gain on disposition of real estate	-	1,586	-	4,450

Earnings from continuing operations	11,960	9,590	24,360	20,913
Earnings from discontinued operations	1,552	795	1,901	1,066

Net earnings	13,512	10,385	26,261	21,979
Preferred stock dividends	(880)	-	(2,005)	-

Net earnings available to common stockholders	$12,632	$10,385	$24,256	$21,979

Earnings per share available to common stockholders:
Basic:
Continuing operations	$0.27	$0.31	$0.55	$0.68
Discontinued operations	0.04	0.03	0.05	0.04

Net earnings	$0.31	$0.34	$0.60	$0.72

Diluted:
Continuing operations	$0.27	$0.31	$0.55	$0.68
Discontinued operations	0.04	0.03	0.05	0.04

Net earnings	$0.31	$0.34	$0.60	$0.72

Weighted average number of common shares outstanding:
Basic	40,262,732	30,583,463	40,449,396	30,549,820

Diluted	40,448,937	30,707,449	40,578,307	30,625,866

See accompanying notes to condensed consolidated financial statements. 2

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$26,261	$21,979
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	499	-
Depreciation and amortization	5,849	4,414
Amortization of notes payable discount	59	53
Amortization of deferred interest rate hedge gain	(272)	(253)
Expenses incurred in acquiring advisor from related party	-	691
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(1,308)	2,548
Gain on disposition of real estate	(859)	(4,450)
Decrease in real estate leased to others using the direct financing method	1,053	1,047
Increase in mortgages, notes and accrued interest receivable	(618)	(173)
Decrease in receivables	592	522
Increase in accrued rental income	(1,413)	(1,327)
Decrease (increase) in other assets	(168)	46
Increase (decrease) in accrued interest payable	302	(13)
Increase in other liabilities	377	1,291

Net cash provided by operating activities	30,354	26,375

Cash flows from investing activities:
Proceeds from the disposition of real estate	21,430	35,285
Additions to real estate accounted for using the operating method	(30,637)	(13,262)
Additions to real estate accounted for using the direct financing method	(3,201)	-
Contributions to unconsolidated affiliates	(7,000)	(5,000)
Mortgage and notes payments received	1,278	842
Increase in mortgages and other receivable from unconsolidated affiliates	(70,316)	(41,591)
Payments received from unconsolidated affiliates	97,090	17,170
Other	(704)	43

Net cash provided by (used in) investing activities	7,940	(6,513)

See accompanying notes to condensed consolidated financial statements. 3

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from financing activities:
Proceeds from line of credit payable	68,300	45,200
Repayment of line of credit payable	(102,900)	(39,100)
Proceeds from mortgages payable	21,000	-
Repayment of mortgages payable	(1,205)	(1,049)
Proceeds from notes payable	49,713	-
Repayment of notes payable	(50,000)	-
Payment of debt costs	(757)	(42)
Proceeds from issuance of common stock	2,121	338
Payment of preferred stock dividends	(1,987)	-
Payment of common stock dividends	(25,339)	(19,202)
Other	4	(98)

Net cash used in financing activities	(41,050)	(13,953)

Net increase (decrease) in cash and cash equivalents	(2,756)	5,909

Cash and cash equivalents at beginning of period	6,974	2,190

Cash and cash equivalents at end of period	$4,218	$8,099

Supplemental disclosure of cash flow information - interest paid, net of amount capitalized	$12,649	$13,194

Supplemental disclosure of non-cash investing and financing activities:
Issued 63,282 shares of common stock for the six months ended June 30, 2001 in connection with the acquisition of the Company's advisor	$-	$691

Preferred stock dividend for non-dissenting, unexchanged shares held by the Company's transfer agent in connection with the merger of Captec Net Lease Realty, Inc. ("Captec") in December 2001	$18	$-

Liability for the consideration due to the dissenting stockholders in connection with the merger of Captec in December 2001 (see Note 9)	$13,278	$-

Issued 64,000 shares of common stock in 2002 in connection with the Company's 2000 Performance Incentive Plan	$982	$-

See accompanying notes to condensed consolidated financial statements. 4

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2002 and 2001

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from the audited financial statements as of that date.

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

Certain items in the prior year’s financial statements and notes to consolidated financial statements have been reclassified to conform with the 2002 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) Statement No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. It requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. This statement also addresses when to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In October 2001, the FASB issued FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

1.	Basis of Presentation - continued:

operations. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company. However, the Company did reclassify the results of operations related to the sale of properties during the six months ended June 30, 2002 from earnings from continuing operations to earnings from discontinued operations in accordance with the statement.

In April 2002, the FASB issued FAS Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The provisions of this statement, excluding those related to the rescission of Statement 4, did not have a significant impact on the financial position or results of operations of the Company. The provisions of this statement related to the rescission of Statement 4 are not expected to have a significant impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued FAS Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

2.	Leases:

The Company generally leases its real estate to operators of major retail businesses. As of June 30, 2002, 256 of the leases have been classified as operating leases and 69 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2002 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments,

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

2.	Leases - continued:

substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.	Mortgages Payable:

In June 2002, the Company entered into a long-term, fixed rate mortgage and security agreement for $21,000,000. The loan provides for a 10-year mortgage with principal and interest of $138,000 payable monthly, based on a 30-year amortization, with the balance due in July 2012 and bears interest at a rate of 6.9% per annum. The mortgage is collateralized by a first lien on and assignments of rents and leases of certain of the Company’s properties. As of June 30, 2002, the aggregate carrying value of these properties totaled $28,156,000.

4.	Notes Payable:

In June 2002, the Company filed a prospectus supplement to its $200,000,000 shelf registration statement and issued $50,000,000 of 7.75% notes due 2012 (the “Notes”). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $49,713,000 with interest payable semi-annually commencing on December 1, 2002. The discount of $287,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method.

The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 4 dated May 30, 2002 for the Notes and filed as Exhibit 4.9 to this report.

In connection with the debt offering, the Company incurred debt issuance costs totaling $410,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

5.	Earnings from Discontinued Operations:

In accordance with FAS Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the 12 properties sold during 2002 as earnings from discontinued operations. Accordingly, the results of operations related to these 12 properties for 2001 have been reclassified to earnings from discontinued operations. The following is a summary of earnings from discontinued operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Rental income from operating leases	$889	$796	$1,277	$1,089
Earned income from direct financing leases	-	32	-	63
Other	2	-	2	-

	891	828	1,279	1,152

Expenses:
General operating and administrative	-	1	-	1
Real estate expenses	54	(10)	102	2
Depreciation and amortization	53	42	135	83

	107	33	237	86

Earnings before gain on disposition of real estate	784	795	1,042	1,066

Gain on disposition of real estate	768	-	859	-

Earnings from discontinued operations	$1,552	$795	$1,901	$1,066

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

6.	Earnings Per Share of Common Stock:

The following represents the calculations of earnings per share of common stock and the weighted average number of shares of dilutive potential common stock for:

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Earnings from continuing operations	$11,960,000	$9,590,000	$24,360,000	$20,913,000
Preferred stock dividends	(880,000)	-	(2,005,000)	-

Earnings available to common stockholders from continuing operations	11,080,000	9,590,000	22,355,000	20,913,000

Earnings from discontinued operations	1,552,000	795,000	1,901,000	1,066,000

Net earnings available to common stockholders	$12,632,000	$10,385,000	$24,256,000	$21,979,000

Weighted average number of common shares outstanding	40,262,732	30,477,610	40,449,396	30,470,479
Merger contingent common shares	-	105,853	-	79,341

Weighted average number of common shares outstanding used in basic earnings per common share	40,262,732	30,583,463	40,449,396	30,549,820

Basic earnings per share available to common stockholders:
Continuing operations	$0.27	$0.31	$0.55	$0.68
Discontinued operations	0.04	0.03	0.05	0.04

Net earnings	$0.31	$0.34	$0.60	$0.72

Weighted average number of common shares outstanding	40,262,732	30,477,610	40,449,396	30,470,479
Effect of dilutive securities:
Common stock options and restricted stock	186,205	55,046	128,911	36,349
Merger contingent common shares	-	174,793	-	119,038

Weighted average number of common shares outstanding used in diluted earnings per common share	40,448,937	30,707,449	40,578,307	30,625,866

Diluted earnings per share available to common stockholders:
Continuing operations	$0.27	$0.31	$0.55	$0.68
Discontinued operations	0.04	0.03	0.05	0.04

Net earnings	$0.31	$0.34	$0.60	$0.72

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

6.	Earnings Per Share of Common Stock - continued:

The following represents the number of options of common stock which were not included in computing diluted earnings per common share because their effects were antidulutive:

	Quarter Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Antidilutive potential common stock	801,300	1,398,892	846,313	1,480,892

7.	Related Party Transactions:

In connection with the mortgages and other receivables from the Company’s unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”) and its wholly-owned subsidiaries, the Company received $2,714,000 and $4,190,000 in interest and fees during the six months ended June 30, 2002 and 2001, respectively, $1,375,000 and $1,868,000 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. In addition, Services paid the Company $339,000 in expense reimbursements for accounting services provided by the Company during each of the six months ended June 30, 2002 and 2001, $170,000 of which was earned during each of the quarters ended June 30, 2002 and 2001.

In February and May 2002, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity. The secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide an aggregate borrowing capacity of $153,500,000 and each agreement has an expiration date of October 31, 2003.

In February 2002, the Company acquired four properties from Services at fair market value for an aggregate cost of $15,918,000. No gain was recognized by Services on this sale.

In April 2002, the Company extended the maturity dates to December 31, 2002 on four mortgages totaling $8,339,000 that are held with affiliates of certain members of the Company’s board of directors. The mortgages bear interest at a weighted average of 8.8%, with interest payable quarterly.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the “Plaza”) for $750,000. Affiliates of a member of the Company’s board of directors own the remaining partnership interests. Since November 1999, the Company has leased its office space from the Plaza. The Company’s lease expires in October 2014. During the six months ended June 30, 2002 and 2001, the Company incurred rental expenses in connection with the lease of $468,000 and $232,000, respectively. For the quarters ended June 30, 2002 and 2001, rental expenses in connection with the lease totaled $225,000 and $151,000, respectively. In addition, the Company has guaranteed 41.67% or $6,458,300, of a $15,500,000 unsecured promissory note of the Plaza.

In June 2002, the Company acquired one property from a wholly-owned subsidiary of Services at fair market value for a cost of $12,648,000. No gain was recognized by Services’ subsidiary on this sale.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

8.	Segment Information:

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

The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s consolidated totals at (dollars in thousands):

	Rental and Earned Income	Interest and Fee Income	Corporate	Consolidated Totals

June 30, 2002 and for the quarter then ended
Revenues	$21,637	$1,512	$-	$23,149
General operating and administrative expenses	1,654	568	506	2,728
Real estate expenses	338	-	-	338
Interest expense	6,406	-	-	6,406
Depreciation and amortization	2,847	5	2	2,854
Equity in earnings of unconsolidated affiliates	452	685	-	1,137

Earnings from continuing operations	10,844	1,624	(508)	11,960
Earnings from discontinued operations	1,552	-	-	1,552

Net earnings	$12,396	$1,624	$(508)	$13,512

Assets	$891,486	$103,086	$74	$994,646

Additions to long-lived assets:
Real estate	$17,485	$-	$-	$17,485

Other	$7	$2	$1	$10

June 30, 2001 and for the quarter then ended
Revenues	$17,253	$2,023	$-	$19,276
General operating and administrative expenses	1,188	226	309	1,723
Real estate expenses	111	-	-	111
Interest expense	6,031	21	-	6,052
Depreciation and amortization	2,137	24	3	2,164
Expenses incurred in acquiring advisor from related party	-	-	357	357
Equity in earnings of unconsolidated affiliates	86	(951)	-	(865)
Gain on disposition of real estate	1,586	-	-	1,586

Earnings from continuing operations	9,458	801	(669)	9,590
Earnings from discontinued operations	795	-	-	795

Net earnings	$10,253	$801	$(669)	$10,385

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

8.	Segment Information - continued:

	Rental and Earned Income	Interest and Fee Income	Corporate	Consolidated Totals

Assets	$671,765	$99,571	$83	$771,419

Additions to long-lived assets:
Real estate	$13,194	$-	$-	$13,194

Other	$30	$7	$4	$41

June 30, 2002 and for the six months then ended
Revenues	$43,481	$3,656	$-	$47,137
General operating and administrative expenses	3,235	1,044	713	4,992
Real estate expenses	875	-	-	875
Interest expense	12,973	-	-	12,973
Depreciation and amortization	5,701	9	4	5,714
Equity in earnings of unconsolidated affiliates	944	833	-	1,777

Earnings from continuing operations	21,641	3,436	(717)	24,360
Earnings from discontinued operations	1,901	-	-	1,901

Net earnings	$23,542	$3,436	$(717)	$26,261

Assets	$891,486	$103,086	$74	$994,646

Additions to long-lived assets:
Real estate	$33,838	$-	$-	$33,838

Other	$34	$9	$3	$46

June 30, 2001 and for the six months then ended
Revenues	$35,735	$4,094	$-	$39,829
General operating and administrative expenses	2,396	467	713	3,576
Real estate expenses	213	-	-	213
Interest expense	12,314	32	-	12,346
Depreciation and amortization	4,287	39	5	4,331
Expenses incurred in acquiring advisor from related party	-	-	691	691
Equity in earnings of unconsolidated affiliates	179	(2,388)	-	(2,209)
Gain on disposition of real estate	4,450	-	-	4,450

Earnings from continuing operations	21,154	1,168	(1,409)	20,913
Earnings from discontinued operations	1,066	-	-	1,066

Net earnings	$22,220	$1,168	$(1,409)	$21,979

Assets	$671,765	$99,571	$83	$771,419

Additions to long-lived assets:
Real estate	$13,262	$-	$-	$13,262

Other	$76	$13	$10	$99

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Six Months Ended June 30, 2002 and 2001

9.	Committments and Contingencies:
On January 24, 2002, Phillip Goldstein and Judy Kauffman Goldstein, beneficial owners of shares of Captec stock held of record by Cede & Co. who allege that they did not vote for the merger of Captec into the Company, filed in the Chancery Court of the State of Delaware in and for New Castle County, a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (the “Appraisal Action”). The Appraisal Action alleges that a certain number of Captec shares dissented from the merger and seek payment by the Company to all Captec stockholders who have demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also seeks to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs are not entitled to receive the Company’s common and preferred shares as offered in the original merger consideration. Accordingly, the Company has reduced the number of common and preferred shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. The Company recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000 as of June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although the management of Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the “Company”) believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: the loss of any member of the Company’s management team; changes in general economic conditions; changes in real estate market conditions; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; changes in interest rates under the Company’s current credit facilities and under any additional variable-rate debt arrangements that the Company may enter into in the future; the ability of the Company to be in compliance with certain debt covenants; the ability of the Company to qualify as a real estate investment trust for federal income tax purposes; the ability of the Company to integrate acquired properties and operations into existing operations; the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; the ability of the Company to locate suitable tenants for its Properties; the ability of tenants to make payments under their respective leases and the ability of the Company to re-lease properties that are currently vacant or that become vacant. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust (“REIT”), formed in 1984 that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of June 30, 2002, the Company owned 346 properties (the “Properties”) that are leased to major retail businesses, including Academy, Barnes & Noble, Bed, Bath & Beyond, Bennigan’s, Best Buy, Borders, Eckerd, Food 4 Less, Good Guys, OfficeMax and The Sports Authority. Approximately 93 percent of the gross leasable area of the Company’s Property portfolio was leased at June 30, 2002.

Liquidity and Capital Resources

General.  Historically, the Company’s only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, for the payment of interest on its outstanding indebtedness and for other investments. Generally, cash needs for items other than property acquisitions and development have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 2002 and 2001, the Company generated $30,354,000 and $26,375,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, is primarily the result of changes in revenues and expenses as discussed below in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

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

Investment in Unconsolidated Affiliates.  In February and May 2002, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Commercial Net Lease Realty Services, Inc. (“Services”) to increase the borrowing capacity. The secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide an aggregate borrowing capacity of $153,500,000 and each agreement has an expiration date of October 31, 2003.

Equity Securities.  In June 2002, pursuant to the Company’s 2000 Performance Incentive Plan (the “2000 Plan”), the Company granted and issued 64,000 shares of restricted common stock to certain officers and directors of the Company and its affiliates. The Company issued restricted stock grants to the officers and directors totaling 58,000 and 6,000 shares, respectively. The restricted stock issued to the officers vests in amounts equal to a rate of 15 percent to 30 percent each year over approximately a five-year period ending on January 1, 2007 and automatically upon a change in control of the Company. The restricted stock issued to the directors vests in equal amounts each year over approximately a two-year period ending on January 1, 2004 and automatically upon a change in control in the Company.

Indebtedness.  In June 2002, the Company entered into a long-term, fixed rate mortgage and security agreement for $21,000,000. The loan provides for a 10-year mortgage with principal and interest of $138,000 payable monthly, based on a 30-year amortization, with the balance due in July 2012 and bears interest at a rate of 6.9% per annum. The mortgage is collateralized by a first lien on and assignments of rents and leases of certain of the Company’s properties. Proceeds from the debt were used to pay down outstanding indebtedness of the Company’s credit facility.

In June 2002, the Company filed a prospectus supplement to its $200,000,000 shelf registration statement and issued $50,000,000 of 7.75% notes due 2012 (the “Notes”). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $49,713,000 with interest payable semi-annually commencing on December 1, 2002. The discount of $287,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method. In connection with the debt offering, the Company incurred debt issuance costs totaling $410,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method. The net proceeds from the debt offering were used to pay down the Company’s term note.

On January 24, 2002, Phillip Goldstein and Judy Kauffman Goldstein, beneficial owners of shares of Captec Net Lease Realty, Inc. (“Captec”) stock held of record by Cede & Co. who allege that they did not vote for the merger of Captec into the Company, filed in the Chancery Court of the State of Delaware in and for New Castle County, a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (the “Appraisal Action”). The Appraisal Action alleges that a certain number of Captec shares dissented from the merger and seeks payment by the Company to all Captec stockholders who have demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also seeks to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs are not entitled to receive the Company’s common and preferred shares as offered in the original merger consideration. Accordingly, the Company has reduced the number of common and preferred shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. The

Liquidity and Capital Resources - continued:

Company recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000 as of June 30, 2002.

Dividends.  One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its common stockholders in the form of dividends. For the six months ended June 30, 2002 and 2001, the Company declared and paid dividends to its common stockholders of $25,339,000 and $19,202,000, respectively, or $0.63 and $0.63 per share of common stock, respectively. In July 2002, the Company declared dividends to its common stockholders of $12,915,000 or $0.32 per share of common stock, payable in August 2002.

Holders of the 9% Non-Voting Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the six months ended June 30, 2002, the Company declared and paid dividends to its preferred stockholders of $2,005,000 or $1.125 per share of preferred stock.

Contractual Obligations and Commercial Commitments.  The information in the table summarizes the Company’s contractual obligations and commercial commitments outstanding as of June 30, 2002. The table presents principal cash flows by year end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2002. As the table incorporates only those exposures that exist as of June 30, 2002, it does not consider those exposures or positions, which arise after that date.

	Maturity Date (dollars in thousands)

	Total	2002	2003	2004	2005	2006	Thereafter

Line of credit	$72,800	$-	$72,800	$-	$-	$-	$-
Mortgages	56,806	1,338	2,926	3,190	3,444	22,963	22,945
Long term debt(1)	290,000	-	-	120,000	-	-	170,000

Total contractual cash obligations	$419,606	$1,338	$75,726	$123,190	$3,444	$22,963	$192,945

(1) Excludes unamortizied note discounts and unamortized interest rate hedge gain.

Management believes that the Company’s current capital resources (including cash on hand), coupled with the Company’s borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Results of Operations
As of June 30, 2002 and 2001, the Company owned 346 and 232 Properties, respectively, 323 and 226, respectively, of which were leased to operators of major retail businesses. In addition, during the six months ended June 30, 2002, the Company sold 12 properties, five of which were leased during 2002. During the six months ended June 30, 2002 and 2001, the Company earned $42,459,000 and $34,803,000, respectively, in rental income from operating leases and earned income from direct financing leases from continuing operations (“Rental Income”). The increase in Rental Income during the six months ended June 30, 2002, is primarily a result of (i) the additional rental income from the properties acquired in the Captec merger on December 1, 2001 and (ii) an increase in receipts by the Company of non-recurring additional Rental Income related to the termination of leases during the six months ended June 30, 2002 of $2,076,000, as compared to $1,000,000 for the six months ended June 30, 2001. The increase in Rental Income was partially offset by a decrease in Rental Income related to (i) the 37 properties sold in 2001 that were leased during the six months ended June 30, 2001 and (ii) the 13 vacant, unleased Properties owned by the Company during the six months ended June 30, 2002 that were leased or partially leased during the quarter ended June 30, 2001. These 13 Properties account for 5.6

Results of Operations - continued:

percent of the total gross leasable area of the Company’s portfolio. The Company is actively marketing these Properties (as discussed below in “Investment Considerations”).

During the quarters ended June 30, 2002 and 2001, the Company earned $21,131,000 and $16,798,000, respectively, in Rental Income. The increase in Rental Income during the quarter ended June 30, 2002, is primarily a result of the additional rental income from the properties acquired in the Captec merger. The increase in Rental Income was partially offset by a decrease in Rental Income related to (i) the 27 properties sold in 2001 that were leased during the quarter ended June 30, 2001 and (ii) the 13 vacant, unleased Properties owned by the Company during the quarter ended June 30, 2002 that were leased or partially leased during the quarter ended June 30, 2001.

During the six months ended June 30, 2002, the Company sold 12 properties for a total of $22,338,000 and received net sales proceeds of $21,430,000. The Company recognized a net gain on the sale of these 12 properties of $859,000 for financial reporting purposes. This gain is included in earnings from discontinued operations. The Company reinvested the proceeds from three of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the six months ended June 30, 2001, the Company sold 28 properties for a total of $35,722,000 and received net sales proceeds of $35,285,000. The Company recognized a net gain on the sale of these 28 properties of $4,450,000 for financial reporting purposes. The Company reinvested the proceeds from 21 of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the quarter ended June 30, 2002, the Company sold nine properties for a total of $18,622,000 and received net sales proceeds of $17,817,000. The Company recognized a net gain on the sale of these nine properties of $768,000 for financial reporting purposes. This gain is included in earnings from discontinued operations. The Company reinvested the proceeds from three of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the quarter ended June 30, 2001, the Company sold 18 properties for a total of $17,373,000 and received net sales proceeds of $17,228,000. The Company recognized a net gain on the sale of these 18 properties of $1,586,000 for financial reporting purposes. The Company reinvested the proceeds from 17 of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the six months ended June 30, 2002 and 2001, the Company earned $3,881,000 and $4,271,000, respectively, in interest income from unconsolidated affiliates and other mortgages receivable, of which $1,639,000 and $2,114,000 was earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest earned from unconsolidated affiliates and other mortgages receivable during 2002 was primarily attributable to (i) a decrease in the average borrowing levels on the lines of credit with Services and its wholly-owned subsidiaries and (ii) a decline in the average interest rate on the lines of credit.

During the six months ended June 30, 2002 and 2001, operating expenses from continuing operations, excluding interest and including depreciation and amortization, were $11,581,000 and $8,811,000, respectively, (24.6% and 22.1%, respectively, of total revenues). For the quarters ended June 30, 2002 and 2001, operating expenses totaled $5,920,000 and $4,355,000, respectively, (25.6% and 22.6%, respectively, of total revenues). The increase in operating expenses for the quarter and six months ended

Results of Operations - continued:

June 30, 2002, as compared to the quarter and six months ended June 30, 2001, is primarily attributable to (i) the increase in depreciation and amortization expense related to the additional Properties acquired in connection with the Captec merger in 2001, (ii) an increase in real estate expenses as a result of the increase in vacant properties and (iii) increases in expenses related to personnel. In addition, expenses related to professional services provided to the Company increased for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The increase in operating expenses is partially offset by the fact that the Company did not incur any expenses during the quarter and six months ended June 30, 2002 related to acquiring the Company’s advisor from a related party on January 1, 1998. As of December 2001, the Company had issued the entire balance of shares required in connection with the acquisition of the Company’s former advisor.

The Company recognized $12,973,000 and $12,346,000 in interest expense for the six months ended June 30, 2002 and 2001, respectively, of which $6,406,000 and $6,052,000 was incurred during the quarters ended June 30, 2002 and 2001, respectively. Interest expense increased during the quarter and six months ended June 30, 2002, as a result of the interest incurred on (i) the term note the Company entered into in November 2001 and (ii) the $50,000,000 of 7.75% notes payable issued in June 2002. However, the increase in interest expense was partially offset by a decrease in the average interest rates and borrowing levels on the Company’s credit facility.

During the six months ended June 30, 2002 and 2001, the Company recognized equity in earnings of unconsolidated affiliates of $1,777,000 and $(2,209,000), respectively, of which $1,137,000 and $(865,000) was recognized during the quarters ended June 30, 2002 and 2001, respectively. The increase in equity in earnings of unconsolidated affiliates during the quarter and six months ended June 30, 2002 was primarily attributable to the income generated by Services and its wholly-owned subsidiaries, which was attributable to the increase in the number of real estate dispositions by Services and its subsidiaries.

Investment Considerations As of July 2002, the Company owns 23 vacant, unleased Properties, which accounts for 6.8 percent of the total gross leasable area of the Company’s portfolio. The Company is actively marketing these Properties for sale or re-lease. Additionally, two percent of the total gross leasable area of the Company’s portfolio is leased to four tenants that have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long term, fixed rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt.

The Company has no outstanding derivatives as of June 30, 2002 and December 31, 2001. The Company does not use derivatives for speculative or trading purposes.

The information in the table summarizes the Company’s market risks associated with its debt obligations outstanding as of June 30, 2002 and December 31, 2001. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations outstanding as of June 30, 2002. The variable interest rates shown represent the weighted average rates for the Credit Facility at the end of the periods.

As the table incorporates only those exposures that exist as of June 30, 2002 and December 31, 2001, it does not consider those exposures or positions, which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Maturity Date (dollars in thousands)

	2002	2003	2004	2005	2006	Thereafter

Variable rate credit facility	$-	$72,800	$-	$-	$-	$-
Average interest rate	-	(1)	-	-	-	-

Variable rate term note	$-	$-	$20,000	$-	$-	$-
Average interest rate	-	-	(2)	-	-	-

Fixed rate mortgages	$1,338	$2,926	$3,190	$3,444	$22,963	$22,945
Average interest rate	7.43%	7.37%	7.35%	7.33%	7.19%	8.11%

Fixed rate notes	$-	$-	$100,000	$-	$-	$170,000
Average interest rate	-	-	7.58%	-	-	7.79%

(1)	Interest rate varies based upon a tiered rate structure ranging from 80 basis points above LIBOR to 150 basis points above LIBOR based upon the debt rating of the Company.

(2)	Interest rate varies based upon a tiered rate structure ranging from 155 basis points above LIBOR to 225 basis points above LIBOR based upon the debt rating of the Company.

	June 30, 2002 (dollars in thousands)			December 31, 2001 (dollars in thousands)

	Total	Weighted Average Interest Rate	Fair Value	Total	Weighted Average Interest Rate	Fair Value

Variable rate credit facility	$72,800	3.10%	$72,800	$107,400	5.23%	$107,400

Variable rate term note	$200,000	3.66%	$20,000	$70,000	3.66%	$70,000

Fixed rate mortgages	$56,806	7.67%	$56,806	$37,011	7.62%	$37,011

Fixed rate notes(1)	$270,000	7.71%	$278,572	$220,000	7.70%	$222,322

(1) Excludes unamortized note discount and unamortized interest rate hedge gain.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2001 except as indicated below.

Beginning July 9, 2001, following the public announcement of the Company’s proposed merger with Captec, various Captec stockholders filed three lawsuits against Captec and its directors in the Chancery Court of the State of Delaware for New Castle County and an additional lawsuit in the United States District Court for the Eastern District of Michigan (the “Michigan Lawsuit”) alleging breaches of fiduciary duty in connection with the merger and in connection with the sale of certain assets of Captec to CRC Asset Acquisition LLC, a Michigan limited liability company controlled by a Captec officer. The Michigan Lawsuit also named the Company, but the Company has since been dismissed as a party to that lawsuit. On October 11, 2001, the Chancery Court of the State of Delaware for New Castle County issued an order consolidating the three Delaware Lawsuits into one action, IN RE CAPTEC NET LEASE REALTY, INC. STOCKHOLDERS LITIGATION, CONSOLIDATED C.A. No. 19008-NC. The plaintiffs sought a declaration that the action is properly maintainable as a class action, equitable relief that would enjoin the proposed merger and unspecified damages. The plaintiffs also sought a preliminary injunction barring the Company’s proposed acquisition of Captec. Captec and the other defendants entered into a Memorandum of Understanding with the plaintiffs pursuant to which the parties agreed to withdraw their preliminary injunction request, to negotiate and execute a Stipulation of Settlement and to submit the Stipulation of Settlement to the court for approval. In addition, Captec agreed to make additional disclosures to its stockholders concerning the proposed merger and to pay plantiffs’ attorneys’ fees in an amount to be determined by the court but not to exceed $350,000. On July 26, 2002 the court approved a Stipulation of Settlement negotiated and executed by the parties and awarded the plantiffs attorney’s fees in the amount of $350,000.

On January 24, 2002, Phillip Goldstein and Judy Kauffman Goldstein, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (“Appraisal Action”). The Appraisal Action alleges that 1,072,146 shares of Captec dissented from the merger and seeks to require the Company to pay to all Captec stockholders who have demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also seeks to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. On February 26, 2002 the Company filed a response to the petition for appraisal and a verified list of stockholders. The parties have commenced discovery in this action. At this early stage in the Appraisal Action, management is not in a position to assess the likelihood, or amount, of any potential award to the dissenting stockholders.

On January 4, 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec) in the United States District Court for the Northern District of California, CALAPASAS INVESTMENT PARTNERSHIP NO. 1 LIMITED PARTNERSHIP v. CAPTEC NET LEASE REALTY, INC, a Delaware Corporation; COMMERCIAL NET LEASE REALTY, INC. (as successor in interest to CAPTEC); PATRICK L. BEACH; W. ROSS MARTIN; H. REID SHERARD; RICHARD J.PETERS; LEE C. HOWLEY; and WILLIAM H. KRUL III, Case No. C 02 00071 PJH. In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001 (the “Calapasas Action”). The Calapasas Action asserts that it is brought on behalf of a class consisting of all persons and entities (except insiders) that purchased Captec common stock between August 9, 2000 and prior to July 2, 2001. The Calapasas Action seeks to be certified as a class action and seeks compensatory and punitive damages for the plaintiff and other members of the class, as well as costs and expenses, including fees for plaintiff’s attorneys, accountants and experts. The Calapasas Action could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. On May 24, 2002, the Company filed a motion to dismiss the suit, and on July 17, 2002 Calapasas filed a motion in opposition to the Company’s motion to dismiss. At this early stage in the Calapasas Action management is not in a position to assess the likelihood, or amount, of any potential damage award to the plaintiff class.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 7, 2002, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert A. Bourne (36,075,498 for and 2,159,627 withheld), Kevin B. Habicht (36,189,338 for and 2,045,787 withheld), Clifford R. Hinkle (36,196,972 for and 2,038,153 withheld), Richard B. Jennings (36,187,532 for and 2,047,593 withheld), Ted B. Lanier (36,167,503 for and 2,067,622 withheld), Robert C. Legler (36,139,276 for and 2,095,849 withheld), Robert Martinez (36,126,653 for and 2,108,472 withheld), Gary M. Ralston (36,192,100 for and 2,043,025 withheld) and James M. Seneff, Jr. (36,191,241 for and 2,043,884 withheld).

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3 and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

	3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998 and incorporated herein by reference).

	3.5	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

	3.6	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed herewith).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998 and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999 and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999 and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000 and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000 and incorporated herein by reference).

	4.9	Form of Supplemental Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

	4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference).

	10.2	Advisory Agreement between Registrant and CNL Realty Advisors, Inc. effective as of April 1, 1993 and renewed January 1, 1997 (filed as Exhibit 10.04 to Amendment No. 1 to the Registrant's Registration Statement No. 33-61214 on Form S-2 and incorporated herein by reference).

	10.3	1992 Commercial Net Lease Realty, Inc. Stock Option Plan (filed as Exhibit No. 10(x) to the Registrant's Registration Statement No. 33-83110 on Form S-3 and incorporated herein by reference).

	10.4	Secured Promissory Note, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K dated January 18, 1996 and incorporated herein by reference).

	10.5	Mortgage and Security Agreement, dated December 14, 1995, among Registrant and Principal Mutual Life Insurance Company relating to a $13,150,000 loan (filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K dated January 18, 1996 and incorporated herein by reference).

	10.6	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

	10.7	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

	10.8	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and incorporated herein by reference).

	10.9	Fourth Amended and Restated Line of Credit and Security Agreement, dated August 6, 1997, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10 to the Registrant’s Current Report on Form 8-K dated September 12, 1997 and incorporated herein by reference).

	10.10	Fifth Amended and Restated Line of Credit and Security Agreement, dated September 23, 1999, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

	10.11	Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

	10.12	2000 Performande Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.13	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

	10.14	Third Modification of Amended and Reatated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

	10.15	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

	10.16	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 3, 2001 and incorporated herein by reference).

(b)	The Registrant filed one report on Form 8-K on June 4, 2002, for the purpose of filing under Item 5 - Other Events certain exhibits in connection with the Registrant's offering of an aggregate principal amount of $50,000,000 of its 7.75% notes due 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 9th day of August, 2002.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/Kevin B. Habicht
        Kevin B. Habicht
Chief Financial Officer and Director

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
The undersigned, James M. Seneff, Jr., the Chief Executive Officer of Commercial Net Lease Realty, Inc., (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 20, 2002 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: August 9, 2002	/s/ James M. Seneff, Jr. Name: James M. Seneff, Jr. Title: Chief Executive Officer
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
The undersigned, Kevin B. Habicht, the Chief Financial Officer of Commercial Net Lease Realty, Inc., (the "Company"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-Q for the period ending June 20, 2002 (the "Report"). The undersigned hereby certifies that:

(1)	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: August 9, 2002	/s/ Kevin B. Habicht Name: Kevin B. Habicht Title: Chief Financial Officer

