Form 10-Q
period 2002-09-30
COMMERCIAL NET LEASE REALTY INC
filed 2002-11-08
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

40,389,509 shares of Common Stock, $0.01 par value, outstanding as of November 1, 2002.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2002	December 31, 2001

ASSETS
Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $36,401 and $31,678, respectively	$706,400	$706,280
Accounted for using the direct financing method	108,871	107,272
Investments in, mortgages and other receivables from unconsolidated affiliates	122,115	144,236
Mortgages, notes and accrued interest receivable	16,024	18,374
Cash and cash equivalents	3,566	6,974
Receivables, net of allowance	963	2,067
Accrued rental income, net of allowance	18,316	16,184
Debt costs, net of accumulated amortization of $5,089 and $4,393, respectively	3,347	3,057
Other assets	2,965	2,184

Total assets	$982,567	$1,006,628

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$66,500	$107,400
Mortgages payable	56,160	37,011
Notes payable, net of unamortized discount of $711 and $517, respectively, and unamoritzed interest rate hedge gain of $1,026 and $1,439, respectively	290,315	290,922
Accrued interest payable	4,295	3,133
Other liabilities	15,988	3,522

Total liabilities	433,258	441,988

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; 1,782,024 and 1,999,974 shares issued and outstanding, respectively; stated liquidation value of $25 per share	44,551	50,000
Common stock, $0.01 par value. Authorized 90,000,000 shares; 40,377,342 and 40,599,158 shares issued or outstanding, respectively	404	406
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	528,527	531,677
Accumulated dividends in excess of net earnings	(20,951)	(14,527)
Deferred compensation	(3,222)	(2,916)

Total stockholders' equity	549,309	564,640

	$982,567	$1,006,628

See accompanying notes to condensed consolidated financial statements. 1

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rental income from operating leases	$19,246	$13,443	$55,344	$41,043
Earned income from direct financing leases	2,859	2,692	8,597	8,728
Contingent rental income	66	94	455	860
Interest from unconsolidated affiliates and other mortgages receivable	1,564	1,984	5,445	6,255
Other	362	588	1,159	1,343

	24,097	18,801	71,000	58,229

Expenses:
General operating and administrative	2,136	1,528	7,126	5,100
Real estate	255	189	1,099	368
Interest	6,860	6,106	19,833	18,452
Depreciation and amortization	2,916	2,374	8,522	6,673
Provision for loss on impairment of real estate	1,882	-	1,882	-
Expenses incurred in acquiring advisor from related party	-	1,462	-	2,153

	14,049	11,659	38,462	32,746

Earnings from continuing operations before equity in earnings of unconsolidated affiliates and gain on disposition of real estate	10,048	7,142	32,538	25,483

Equity in earnings of unconsolidated affiliates	257	(224)	2,034	(2,433)

Gain on disposition of real estate	-	315	-	4,765

Earnings from continuing operations	10,305	7,233	34,572	27,815

Earnings from discontinued operations	(1,730)	240	264	1,637

Net earnings	8,575	7,473	34,836	29,452

Preferred stock dividends	(1,002)	-	(3,007)	-

Net earnings available to common stockholders	$7,573	$7,473	$31,829	$29,452

Earnings per share available to common stockholders:
Basic:
Continuing operations	$0.23	$0.23	$0.78	$0.91
Discontinued operations	(0.04)	0.01	0.01	0.05

Net earnings	$0.19	$0.24	$0.79	$0.96

Diluted:
Continuing operations	$0.23	$0.23	$0.78	$0.91
Discontinued operations	(0.04)	0.01	-	0.05

Net earnings	$0.19	$0.24	$0.78	$0.96

Weighted average number of common shares outstanding:
Basic	40,304,531	30,619,548	40,400,577	30,572,843

Diluted	40,592,453	30,906,277	40,582,695	30,703,532

See accompanying notes to condensed consolidated financial statements. 2

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net earnings	$34,836	$29,452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	677	116
Depreciation and amortization	8,802	6,876
Provision for loss on impairment of real estate	3,285	-
Amortization of notes payable discount	93	80
Amortization of deferred interest rate hedge gain	(413)	(384)
Expenses incurred in acquiring advisor from related party	-	2,153
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(844)	2,977
Gain on disposition of real estate	(40)	(4,765)
Decrease in real estate leased to others using the direct financing method	1,602	1,501
Increase in mortgages, notes and accrued interest receivable	(809)	(274)
Decrease (increase) in receivables	1,104	(106)
Increase in accrued rental income	(2,276)	(1,602)
Decrease (increase) in other assets	(420)	35
Increase (decrease) in accrued interest payable	1,162	(49)
Increase (decrease) in other liabilities	(767)	474

Net cash provided by operating activities	45,992	36,484

Cash flows from investing activities:
Proceeds from the disposition of real estate	25,986	36,438
Additions to real estate accounted for using the operating method	(36,692)	(14,666)
Additions to real estate accounted for using the direct financing method	(3,201)	-
Contributions to unconsolidated affiliates	(7,000)	(5,000)
Payments received on mortgages and notes receivable	2,319	3,206
Increase in mortgages and other receivable from unconsolidated affiliates	(89,528)	(73,837)
Payments received from unconsolidated affiliates	120,344	31,145
Other	406	(567)

Net cash provided by (used in) investing activities	12,634	(23,281)

See accompanying notes to condensed consolidated financial statements. 3

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (dollars in thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from financing activities:
Proceeds from line of credit payable	83,800	75,600
Repayment of line of credit payable	(124,700)	(51,500)
Proceeds from mortgages payable	21,000	-
Repayment of mortgages payable	(1,851)	(1,588)
Proceeds from notes payable	49,713	-
Repayment of notes payable	(50,000)	-
Payment of debt costs	(1,131)	(42)
Proceeds from issuance of common stock	2,384	515
Payment of preferred stock dividends	(3,005)	-
Payment of common stock dividends	(38,249)	(28,900)
Other	5	(134)

Net cash used in financing activities	(62,034)	(6,049)

Net increase (decrease) in cash and cash equivalents	(3,408)	7,154

Cash and cash equivalents at beginning of period	6,974	2,190

Cash and cash equivalents at end of period	$3,566	$9,344

Supplemental disclosure of cash flow information - interest paid, net of amount capitalized	$18,747	$19,590

Supplemental disclosure of non-cash investing and financing activities:
Issued 174,793 shares of common stock for the nine months ended September 30, 2001 in connection with the acquisition of the Company's advisor	$-	$2,153

Preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec Net Lease Realty, Inc. ("Captec") in December 2001	$2	$-

Common stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec in December 2001	$4	$-

Liability for the consideration due to the dissenting stockholders in connection with the merger of Captec in December 2001 (see Note 9)	$13,278	$-

Issued 64,000 and 239,000 shares of common stock in 2002 and 2001, respectively, in connection with the Company's 2000 Performance Incentive Plan	$982	$3,191

See accompanying notes to condensed consolidated financial statements. 4

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Months Ended September 30, 2002 and 2001

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from the audited financial statements as of that date.

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

In October 2001, the FASB issued FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

1.	Basis of Presentation - continued:

did not have a significant impact on the financial position or results of operations of the Company. However, the Company did reclassify the results of operations related to the four properties classified as held for sale at September 30, 2002 and 16 properties sold during the nine months ended September 30, 2002 from earnings from continuing operations to earnings from discontinued operations in accordance with the statement.

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

The Company generally leases its real estate to operators of major retail businesses. As of September 30, 2002, 252 of the leases have been classified as operating leases and 69 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2003 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

3.	Mortgages Payable:

In June 2002, the Company entered into a long-term, fixed rate mortgage and security agreement for $21,000,000. The loan provides for a 10-year mortgage with principal and interest of $138,000 payable monthly, based on a 30-year amortization, with the balance due in July 2012 and bears interest at a rate of 6.9% per annum. The mortgage is collateralized by a first lien on and assignments of rents and leases of certain of the Company’s properties. As of September 30, 2002, the aggregate carrying value of these properties totaled $28,057,000.

4.	Notes Payable:

In June 2002, the Company filed a prospectus supplement to its $200,000,000 shelf registration statement and issued $50,000,000 of 7.75% notes due 2012 (the “Notes”). The Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Notes were sold at a discount for an aggregate purchase price of $49,713,000 with interest payable semi-annually commencing on December 1, 2002. The discount of $287,000 is being amortized as interest expense over the term of the debt obligation using the effective interest method. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 4 dated May 30, 2002, for the Notes and filed as Exhibit 4.9 to this report.

In connection with the debt offering, the Company incurred debt issuance costs totaling $410,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the Notes using the effective interest method.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

5.	Earnings from Discontinued Operations:

In accordance with FAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its four properties held for sale at September 30, 2002 and 16 properties sold during 2002 as discontinued operations. Accordingly, the results of operations related to these 20 properties for 2001, have been reclassified to earnings from discontinued operations. The following is a summary of earnings from discontinued operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Rental income from operating leases	$574	$373	$2,085	$1,627
Earned income from direct financing leases	-	11	-	310
Other	1	6	3	6

	575	390	2,088	1,943

Expenses:
General operating and administrative	8	8	9	13
Real estate	38	54	171	90
Depreciation and amortization	37	88	281	203
Provision for loss on impairment of real estate	1,403	-	1,403	-

	1,486	150	1,864	306

Earnings before gain (loss) on disposition of real estate	(911)	240	224	1,637

Gain (loss) on disposition of real estate	(819)	-	40	-

Earnings from discontinued operations	$(1,730)	$240	$264	$1,637

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

6.	Earnings Per Share of Common Stock:

The following represents the calculations of earnings per share of common stock and the weighted average number of shares of dilutive potential common stock for:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Earnings from continuing operations	$10,305,000	$7,233,000	$34,572,000	$27,815,000
Preferred stock dividends	(1,002,000)	-	(3,007,000)	-

Earnings available to common stockholders from continuing operations	9,303,000	7,233,000	31,565,000	27,815,000

Earnings from discontinued operations	(1,730,000)	240,000	264,000	1,637,000

Net earnings available to common stockholders	$7,573,000	$7,473,000	$31,829,000	$29,452,000

Weighted average number of common shares outstanding	40,304,531	30,491,444	40,400,577	30,477,544
Merger contingent common shares	-	128,104	-	95,299

Weighted average number of common shares outstanding used in basic earnings per common share	40,304,531	30,619,548	40,400,577	30,572,843

Basic earnings per share available to common stockholders:
Continuing operations	$0.23	$0.23	$0.78	$0.91
Discontinued operations	(0.04)	0.01	0.01	0.05

Net earnings	$0.19	$0.24	$0.79	$0.96

Weighted average number of common shares outstanding	40,304,531	30,491,444	40,400,577	30,477,544
Effect of dilutive securities:
Common stock options and restricted stock	287,922	190,285	182,118	90,365
Merger contingent common shares	-	224,548	-	135,623

Weighted average number of common shares outstanding used in diluted earnings per common share	40,592,453	30,906,277	40,582,695	30,703,532

Diluted earnings per share available to common stockholders:
Continuing operations	$0.23	$0.23	$0.78	$0.91
Discontinued operations	(0.04)	0.01	-	0.05

Net earnings	$0.19	$0.24	$0.78	$0.96

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

6.	Earnings Per Share of Common Stock - continued:

The following represents the number of options of common stock which were not included in computing diluted earnings per common share because their effects were antidulutive:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Antidilutive potential common stock	454,500	1,048,892	715,708	1,336,892

7.	Related Party Transactions:

In connection with the mortgages and other receivables from the Company’s unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”) and its wholly-owned subsidiaries, the Company received $3,768,000 and $5,340,000 in interest and fees during the nine months ended September 30, 2002 and 2001, respectively, $1,054,000 and $1,150,000 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. In addition, Services paid the Company $508,000 in expense reimbursements for accounting services provided by the Company during each of the nine months ended September 30, 2002 and 2001, $169,000 of which was earned during each of the quarters ended September 30, 2002 and 2001.

In February and May 2002, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $32,000,000 to $40,000,000 and from $40,000,000 to $45,000,000, respectively. The combined secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide an aggregate borrowing capacity of $153,500,000 and each agreement has an expiration date of October 31, 2003.

In February 2002, the Company acquired four properties from Services at fair market value for an aggregate cost of $15,918,000. In addition, in June 2002, the Company acquired one property from a wholly-owned subsidiary of Services at fair market value for a cost of $12,648,000. No gain was recognized by Services or its wholly-owned subsidiary on these sales.

A wholly-owned subsidiary of Services holds a 33 1/3 percent equity interest in WXI/SMC Real Estate LLC (“WXI”). The Company provides certain management services for WXI on behalf of Services pursuant to WXI’s Limited Liability Company Agreement and Property Management and Development Agreement. WXI paid the Company $56,000 and $125,000 in fees during the nine months ended September 30, 2002 and 2001, respectively, $15,000 and $36,000 of which was earned during the quarters ended September 30, 2002 and 2001, respectively.

The Company manages Net Lease Institutional Realty, L.P. (the “Partnership”), in which the Company holds a 20 percent equity interest. Pursuant to a management agreement, the Partnership paid the Company $145,000 and $154,000 in asset management fees during the nine months ended September 30, 2002 and 2001, respectively, $51,000 and $47,000 of which was earned during the quarters ended September 30, 2002 and 2001, respectively.

In September 2000, a wholly-owned subsidiary of Services entered into a $6,000,000 promissory note with an affiliate in which certain officers and directors own a majority equity interest. The note accrues

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

7.	Related Party Transactions - continued:

interest at a rate of 10%, and all principal and interest is due upon maturity at December 15, 2002. The note is secured by the affiliate’s common stock in CNL Commercial Finance, Inc. (“CCF”), a wholly-owned subsidiary of the affiliate in which a majority equity interest is owned by James M. Seneff, Jr., Gary M. Ralston and Kevin B. Habicht, each of which are officers and directors of the Company. The outstanding principal and accrued interest balance as of September 30, 2002 was $7,303,000.

In September 2000, a wholly-owned subsidiary of Services entered into a $15,000,000 line of credit agreement with CCF. Interest is payable monthly and the principal balance is due in full upon termination of the line of credit on December 31, 2002. In 2001 and 2002, the line of credit was amended to increase the borrowing capacity to $25,000,000 and $37,750,000, respectively. As of September 30, 2002, $27,500,000 was outstanding and $10,250,000 was available for future borrowings on the line of credit. The line of credit is collateralized by substantially all of the assets of the affiliate.

The Company has entered into three limited liability company (“LLC”) agreements, CNL Commercial Mortgage Holdings I, LLC (“CCMH I”), CNL Commercial Mortgage Holdings II, LLC (“CCMH II”) and CNL Commercial Mortgage Holdings III, LLC (“CCMH III”) with CCF. The Company invested a total of $18,000,000 in the three LLCs which hold an interest in mortgage loans. Each of the LLCs is 100 percent equity financed with no third party debt. The Company holds a non-voting and non-controlling interest in CCMH I, CCMH II and CCMH III of 42.7, 44.0 and 35.2 percent respectively, in these investments and accounts for its interests under the equity method of accounting. During the nine months ended September 30, 2002, the Company has received a total of $1,446,000 in distributions.

An affiliate of James M. Seneff, Jr., an officer and director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $524,000 and $307,000 in fees relating to these services during the nine months ended September 30, 2002 and 2001, respectively, $170,000 and $97,000 of which was earned during the quarters ended September 30, 2002 and 2001, respectively.

In April 2002, the Company extended the maturity dates to December 31, 2002 on four mortgages totaling $8,339,000 that are held with affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s board of directors. The mortgages bear interest at a weighted average of 8.8%, with interest payable quarterly. In September 2002, the Company extended the maturity date for one mortgage totaling $2,355,000 to September 30, 2007. As of September 30, 2002, the aggregate principal balance of the four mortgages was $7,837,000. As of October 2002, the aggregate principal balance of the four mortgages was $6,081,000.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. Affiliates of James M. Seneff, Jr., an officer and director of the Company, own the remaining partnership interests. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. During the nine months ended September 30, 2002 and 2001, the Company incurred rental expenses in connection with the lease of $653,000 and $176,000, respectively. For the quarters ended September 30, 2002 and 2001, rental expenses in connection with the lease totaled $185,000 and $70,000, respectively. In addition, the Company has guaranteed 41.67% or $6,458,300, of a $15,500,000 unsecured promissory note of Plaza.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

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

	Rental and Earned Income	Interest and Fee Income	Corporate	Consolidated Totals

September 30, 2002 and for the quarter then ended
Revenues	$22,604	$1,493	$-	$24,097
General operating and administrative expenses	1,350	307	479	2,136
Real estate expenses	255	-	-	255
Interest expense	6,860	-	-	6,860
Depreciation and amortization	2,910	4	2	2,916
Provision for loss on impairment of real estate	1,882	-	-	1,882
Equity in earnings of unconsolidated affiliates	666	(409)	-	257

Earnings from continuing operations	10,013	773	(481)	10,305
Earnings from discontinued operations	(1,730)	-	-	(1,730)

Net earnings	$8,283	$773	$(481)	$8,575

Assets	$883,652	$98,848	$67	$982,567

Additions to long-lived assets:
Real estate	$6,055	$-	$-	$6,055

Other	$16	$10	$2	$28

September 30, 2001 and for the quarter then ended
Revenues	$16,860	$1,941	$-	$18,801
General operating and administrative expenses	1,063	254	211	1,528
Real estate expenses	189	-	-	189
Interest expense	6,084	22	-	6,106
Depreciation and amortization	2,347	25	2	2,374
Expenses incurred in acquiring advisor from related party	-	-	1,462	1,462
Equity in earnings of unconsolidated affiliates	239	(463)	-	(224)
Gain on disposition of real estate	315	-	-	315

Earnings from continuing operations	7,731	1,177	(1,675)	7,233
Earnings from discontinued operations	240	-	-	240

Net earnings	$7,971	$1,177	$(1,675)	$7,473

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

8.	Segment Information - continued:

	Rental and Earned Income	Interest and Fee Income	Corporate	Consolidated Totals

Assets	$669,940	$117,389	$85	$787,414

Additions to long-lived assets:
Real estate	$1,404	$-	$-	$1,404

Other	$2	$4	$22	$28

September 30, 2002 and for the nine months then ended
Revenues	$65,851	$5,149	$-	$71,000
General operating and administrative expenses	4,584	1,350	1,192	7,126
Real estate expenses	1,099	-	-	1,099
Interest expense	19,833	-	-	19,833
Depreciation and amortization	8,502	13	7	8,522
Provision for loss on impairment of real estate	1,882	-	-	1,882
Equity in earnings of unconsolidated affiliates	1,610	424	-	2,034

Earnings from continuing operations	31,561	4,210	(1,199)	34,572
Earnings from discontinued operations	264	-	-	264

Net earnings	$31,825	$4,210	$(1,199)	$34,836

Assets	$883,652	$98,848	$67	$982,567

Additions to long-lived assets:
Real estate	$39,893	$-	$-	$39,893

Other	$50	$19	$5	$74

September 30, 2001 and for the nine months then ended
Revenues	$52,194	$6,035	$-	$58,229
General operating and administrative expenses	3,455	721	924	5,100
Real estate expenses	368	-	-	368
Interest expense	18,398	54	-	18,452
Depreciation and amortization	6,602	64	7	6,673
Expenses incurred in acquiring advisor from related party	-	-	2,153	2,153
Equity in earnings of unconsolidated affiliates	418	(2,851)	-	(2,433)
Gain on disposition of real estate	4,765	-	-	4,765

Earnings from continuing operations	28,554	2,345	(3,084)	27,815
Earnings from discontinued operations	1,637	-	-	1,637

Net earnings	$30,191	$2,345	$(3,084)	$29,452

Assets	$669,940	$117,389	$85	$787,414

Additions to long-lived assets:
Real estate	$14,666	$-	$-	$14,666

Other	$98	$17	$12	$127

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Nine Months Ended September 30, 2002 and 2001

9.	Commitments and Contingencies:

On January 24, 2002, Phillip Goldstein and Judy Kauffman Goldstein, beneficial owners of shares of Captec stock held of record by Cede & Co. who allege that they did not vote for the merger of Captec into the Company, filed in the Chancery Court of the State of Delaware in and for New Castle County, a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (the “Appraisal Action”). The Appraisal Action alleges that a certain number of Captec shares dissented from the merger and seeks to require the Company to pay all Captec stockholders who have demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also seeks to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs are not entitled to receive the Company’s common and preferred shares as offered in the original merger consideration. Accordingly, the Company has reduced the number of common and preferred shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. The Company has recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000.

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

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust (“REIT”), formed in 1984 that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of September 30, 2002, the Company owned 343 properties (the “Properties”) that are leased to major retail businesses, including Academy, Barnes & Noble, Bed, Bath & Beyond, Bennigan’s, Best Buy, Borders, Eckerd, Good Guys, OfficeMax and The Sports Authority. Approximately 93 percent of the gross leasable area of the Company’s Property portfolio was leased at September 30, 2002.

Liquidity and Capital Resources

General.  Historically, the Company's only demand for funds has been for the payment of operating expenses and dividends, for property acquisitions and development, either directly or through investment interests, for the payment of interest on its outstanding indebtedness and for other investments. Generally, cash needs for items other than property acquisitions and development have been met from operations, and property acquisitions and development have been funded by equity and debt offerings, bank borrowings, the sale of Properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company's debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 2002 and 2001, the Company generated $45,992,000 and $36,484,000 respectively, in net cash provided by operating activities. The increase in cash from operations for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, is primarily the result of changes in revenues and expenses as discussed below in "Results of Operations." Cash generated from operations could be expected to fluctuate in the future.

The Company’s leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of these certain Properties are recently constructed, management anticipates that capital demands to meet obligations with

Liquidity and Capital Resources - continued:

respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. If required, the Company may use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Investment in Unconsolidated Affiliates.  In February and May 2002, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Commercial Net Lease Realty Services, Inc. (“Services”) to increase the borrowing capacity from $32,000,000 to $40,000,000 and from $40,000,000 to $45,000,000, respectively. The combined secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide an aggregate borrowing capacity of $153,500,000 and each agreement has an expiration date of October 31, 2003.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. Affiliates of James M. Seneff, Jr., an officer and director of the Company, own the remaining partnership interests. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has guaranteed 41.67% or $6,458,300, of a $15,500,000 unsecured promissory note of Plaza.

In June 2002, the Company entered into a LLC agreement, CNL Commercial Mortgage Holdings III, LLC (“CCMH III”) with CNL Commercial Finance, Inc. (“CCF”), a wholly-owned subsidiary of an affiliate in which certain officers and directors of the Company own a majority equity interest. The Company invested $6,250,000 in CCMH III, which holds an interest in mortgage loans. CCMH III is 100 percent equity financed with no third party debt. The Company holds a non-voting and non-controlling interest of 35.2 percent in this investment and accounts for its interest under the equity method of accounting.

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

Indebtedness.  In June 2002, the Company entered into a long-term, fixed rate mortgage and security agreement for $21,000,000. The loan provides for a 10-year mortgage with principal and interest of $138,000 payable monthly, based on a 30-year amortization, with the balance due in July 2012 and bears interest at a rate of 6.9% per annum. The mortgage is collateralized by a first lien on and assignments of rents and leases of certain of the Company's properties. Proceeds from the debt were used to pay down outstanding indebtedness of the Company's credit facility.

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

On January 24, 2002, Phillip Goldstein and Judy Kauffman Goldstein, beneficial owners of shares of Captec Net Lease Realty, Inc. (“Captec”) stock held of record by Cede & Co. who allege that they did not vote for the merger of Captec into the Company, filed in the Chancery Court of the State of Delaware in and for New

Liquidity and Capital Resources - continued:

Castle County, a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (the “Appraisal Action”). The Appraisal Action alleges that a certain number of Captec shares dissented from the merger and seeks to require the Company to pay all Captec stockholders who have demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also seeks to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs are not entitled to receive the Company’s common and preferred shares as offered in the original merger consideration. Accordingly, the Company has reduced the number of common and preferred shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. The Company has recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000.

Dividends.  One of the Company's primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its common stockholders in the form of dividends. For the nine months ended September 30, 2002 and 2001, the Company declared and paid dividends to its common stockholders of $38,253,000 and $28,900,000, respectively, or $0.950 and $0.945 per share of common stock, respectively. In October 2002, the Company declared dividends to its common stockholders of $12,925,000 or $0.320 per share of common stock, payable in November 2002.

Holders of the 9% Non-Voting Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the nine months ended September 30, 2002, the Company declared and paid dividends to its preferred stockholders of $3,007,000 or $1.6875 per share of preferred stock.

Contractual Obligations and Commercial Commitments. The information in the table summarizes the Company’s contractual obligations and commercial commitments outstanding as of September 30, 2002. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2002. As the table incorporates only those exposures that exist as of September 30, 2002, it does not consider those exposures or positions, which arise after that date.

	Maturity Date (dollars in thousands)

	Total	2002	2003	2004	2005	2006	Thereafter

Line of credit	$66,500	$-	$66,500	$-	$-	$-	$-
Mortgages	56,160	680	2,904	3,163	3,420	22,937	23,056
Long term debt(1)	290,000	-	-	120,000	-	-	170,000

Total contractual cash obligations	$412,660	$680	$69,404	$123,163	$3,420	$22,937	$193,056

(1) Excludes unamortizied note discounts and unamortized interest rate hedge gain.

Management believes that the Company’s current capital resources (including cash on hand), coupled with the Company’s borrowing capacity, are sufficient to meet its liquidity needs for the foreseeable future.

Results of Operations

As of September 30, 2002 and 2001, the Company owned 343 and 230 Properties, respectively, 319 and 207, respectively, of which were leased to operators of major retail businesses. In addition, during the nine months ended September 30, 2002, the Company sold seven properties which were leased during 2002. During the nine months ended September 30, 2002 and 2001, the Company earned $64,396,000 and $50,631,000, respectively, in rental income from operating leases, earned income from direct financing leases and

Results of Operations - continued:

contingent rental income from continuing operations (“Rental Income”). The increase in Rental Income during the nine months ended September 30, 2002, is primarily a result of (i) the additional rental income from the properties acquired in the Captec merger on December 1, 2001 and (ii) an increase in receipts by the Company of non-recurring additional Rental Income related to the termination of leases during the nine months ended September 30, 2002 of $3,367,000, as compared to $2,015,000 for the nine months ended September 30, 2001. The increase in Rental Income was partially offset by a decrease in Rental Income related to (i) the 37 properties sold in 2001 that were leased or partially leased during the nine months ended September 30, 2001 and (ii) the 12 vacant, unleased Properties owned by the Company during the nine months ended September 30, 2002 that were leased or partially leased during the nine months ended September 30, 2001. These 12 Properties account for 5.4 percent of the total gross leasable area of the Company’s portfolio. The Company is actively marketing these Properties (as discussed below in “Investment Considerations”).

During the quarters ended September 30, 2002 and 2001, the Company earned $22,171,000 and $16,229,000, respectively, in Rental Income. The increase in Rental Income during the quarter ended September 30, 2002, is primarily a result of the additional rental income from the properties acquired in the Captec merger. The increase in Rental Income was partially offset by a decrease in Rental Income related to (i) the 9 properties sold in 2001 that were leased during the quarter ended September 30, 2001 and (ii) the 12 vacant, unleased Properties owned by the Company during the quarter ended September 30, 2002 that were leased or partially leased during the quarter ended September 30, 2001.

During the nine months ended September 30, 2002, the Company sold 16 properties for a total of $27,079,000 and received net sales proceeds of $25,986,000. The Company recognized a net gain on the sale of these 16 properties of $37,000 for financial reporting purposes. This gain is included in earnings from discontinued operations. The Company reinvested the proceeds from three of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the nine months ended September 30, 2001, the Company sold 31 properties for a total of $36,947,000 and received net sales proceeds of $36,438,000. The Company recognized a net gain on the sale of these 31 properties of $4,765,000 for financial reporting purposes. The Company used the proceeds from 21 of these properties to acquire additional properties and structured the transactions to qualify as a tax-free like-kind exchange transactions for federal income tax purposes. The Company used the proceeds from the sale of ten properties to pay down the outstanding indebtedness of the Company’s credit facility.

During the quarter ended September 30, 2002, the Company sold four properties for a total of $4,741,000 and received net sales proceeds of $4,556,000. The Company recognized a net loss on the sale of these four properties of $819,000 for financial reporting purposes. This loss is included in earnings from discontinued operations. The Company used the proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the quarter ended September 30, 2001, the Company sold three properties for a total of $1,225,000 and received net sales proceeds of $1,153,000. The Company recognized a net gain on the sale of these three properties of $315,000 for financial reporting purposes. The Company used the proceeds to pay down outstanding indebtedness of the Company’s credit facility.

During the nine months ended September 30, 2002 and 2001, the Company earned $5,445,000 and $6,255,000, respectively, in interest income from unconsolidated affiliates and other mortgages receivable, of which $1,564,000 and $1,984,000 was earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest earned from unconsolidated affiliates and other mortgages receivable during 2002 was primarily attributable to (i) a decrease in the average borrowing levels on the lines of credit with Services and its wholly-owned subsidiaries and (ii) a decline in the average interest rate on the lines of credit.

Results of Operations - continued:

During the nine months ended September 30, 2002 and 2001, operating expenses from continuing operations, excluding interest, the provision for loss on impairment of real estate and expenses incurred in acquiring advisor from related party and including depreciation and amortization, were $16,747,000 and $12,141,000, respectively, (23.6% and 20.9%, respectively, of total revenues). For the quarters ended September 30, 2002 and 2001, operating expenses totaled $5,307,000 and $4,091,000, respectively, (22.0% and 21.8%, respectively, of total revenues). The increase in operating expenses for the quarter and nine months ended September 30, 2002, as compared to the quarter and nine months ended September 30, 2001, is primarily attributable to (i) the increase in depreciation and amortization expense related to the additional Properties acquired in connection with the Captec merger in December 2001, (ii) an increase in real estate expenses as a result of the increase in vacant properties and (iii) increases in expenses related to personnel. In addition, expenses related to professional services provided to the Company increased for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001.

The Company recognized $19,833,000 and $18,452,000 in interest expense for the nine months ended September 30, 2002 and 2001, respectively, of which $6,860,000 and $6,106,000 was incurred during the quarters ended September 30, 2002 and 2001, respectively. Interest expense increased during the quarter and nine months ended September 30, 2002, as a result of the interest incurred on (i) the term note the Company entered into in November 2001 and (ii) the $50,000,000 of 7.75% notes payable issued in June 2002. However, the increase in interest expense was partially offset by a decrease in the average interest rates and borrowing levels on the Company’s credit facility.

The Company recorded a provision for loss on impairment of real estate of $1,882,000 and $1,403,000 in continuing operations and discontinued operations, respectively, in the quarter ended September 30, 2002. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, the Company makes a provision for impairment loss if estimated future operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.

The Company recorded $1,462,000 and $2,153,000 in expenses incurred in acquiring advisor from related party for the quarter and nine months ended September 30, 2002. The Company did not incur any expenses during the quarter and nine months ended September 30, 2002 related to acquiring the Company’s advisor from a related party on January 1, 1998. As of December 2001, the Company had issued the entire balance of shares required in connection with the acquisition of the Company’s former advisor.

During the nine months ended September 30, 2002 and 2001, the Company recognized equity in earnings of unconsolidated affiliates of $2,034,000 and $(2,433,000), respectively, of which $257,000 and $(224,000) was recognized during the quarters ended September 30, 2002 and 2001, respectively. The increase in equity in earnings of unconsolidated affiliates during the quarter and nine months ended September 30, 2002 was primarily attributable (i) to the income generated by Services and its wholly-owned subsidiaries, which was attributable to the increase in the number of real estate dispositions by Services and its subsidiaries and (ii) the income generated from the investments in mortgage loans.

Investment Considerations.   As of October 2002, the Company owns 24 vacant, unleased Properties, which account for 6.9 percent of the total gross leasable area of the Company’s portfolio. The Company is actively marketing these Properties for sale or re-lease. Additionally, 2.9 percent of the total gross leasable area of the Company’s portfolio is leased to four tenants that have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest changes primarily as a result of its variable rate credit facility and its long-term, fixed rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt.

The Company has no outstanding derivatives as of September 30, 2002 and December 31, 2001. The Company does not use derivatives for speculative or trading purposes.

The information in the table summarizes the Company’s market risks associated with its debt obligations outstanding as of September 30, 2002 and December 31, 2001. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations outstanding as of September 30, 2002. The variable interest rates shown represent the weighted average rates for the credit facility at the end of the periods.

As the table incorporates only those exposures that exist as of September 30, 2002 and December 31, 2001, it does not consider those exposures or positions, which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Maturity Date (dollars in thousands)

	2002	2003	2004	2005	2006	Thereafter

Variable rate credit facility	$-	$66,500	$-	$-	$-	$-
Average interest rate	-	(1)	-	-	-	-

Variable rate term note	$-	$-	$20,000	$-	$-	$-
Average interest rate	-	-	(2)	-	-	-

Fixed rate mortgages	$680	$2,904	$3,163	$3,420	$22,937	$23,056
Average interest rate	7.41%	7.41%	7.40%	7.37%	7.26%	8.15%

Fixed rate notes	$-	$-	$100,000	$-	$-	$170,000
Average interest rate	-	-	7.58%	-	-	7.79%

(1)	Interest rate varies based upon a tiered rate structure ranging from 80 basis points above LIBOR to 150 basis points above LIBOR based upon the debt rating of the Company.

(2)	Interest rate varies based upon a tiered rate structure ranging from 155 basis points above LIBOR to 225 basis points above LIBOR based upon the debt rating of the Company.

	September 30, 2002 (dollars in thousands)			December 31, 2001 (dollars in thousands)

	Total	Weighted Average Interest Rate	Fair Value	Total	Weighted Average Interest Rate	Fair Value

Variable rate credit facility	$66,500	3.11%	$66,500	$107,400	5.23%	$107,400

Variable rate term note	$20,000	3.67%	$20,000	$70,000	3.66%	$70,000

Fixed rate mortgages	$56,160	7.56%	$56,160	$37,011	7.62%	$37,011

Fixed rate notes(1)	$270,000	7.70%	$291,444	$220,000	7.70%	$222,322

(1) Excludes unamortized note discount and unamortized interest rate hedge gain.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The principal executive and financial officers of the Company have evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to the above evaluation, there have been no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2001 except as indicated below.

Beginning July 9, 2001, following the public announcement of the Company’s proposed merger with Captec, various Captec stockholders filed three lawsuits against Captec and its directors in the Chancery Court of the State of Delaware for New Castle County and an additional lawsuit in the United States District Court for the Eastern District of Michigan (the “Michigan Lawsuit”) alleging breaches of fiduciary duty in connection with the merger and in connection with the sale of certain assets of Captec to CRC Asset Acquisition LLC, a Michigan limited liability company controlled by a Captec officer. The Michigan Lawsuit also named the Company, but the Company has since been dismissed as a party to that lawsuit. On October 11, 2001, the Chancery Court of the State of Delaware for New Castle County issued an order consolidating the three Delaware Lawsuits into one action, IN RE CAPTEC NET LEASE REALTY, INC. STOCKHOLDERS LITIGATION, CONSOLIDATED C.A. No. 19008-NC. The plaintiffs sought a declaration that the action is properly maintainable as a class action, equitable relief that would enjoin the proposed merger and unspecified damages. The plaintiffs also sought a preliminary injunction barring the Company’s proposed acquisition of Captec. Captec and the other defendants entered into a Memorandum of Understanding with the plaintiffs pursuant to which the parties agreed to withdraw their preliminary injunction request, to negotiate and execute a Stipulation of Settlement and to submit the Stipulation of Settlement to the court for approval. In addition, Captec agreed to make additional disclosures to its stockholders concerning the proposed merger and to pay plaintiffs’ attorneys’ fees in an amount to be determined by the court but not to exceed $350,000. On July 26, 2002 the court approved a Stipulation of Settlement negotiated and executed by the parties and awarded the plaintiffs attorney’s fees in the amount of $350,000.

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

On January 4, 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec) in the United States District Court for the Northern District of California, CALAPASAS INVESTMENT PARTNERSHIP NO. 1 LIMITED PARTNERSHIP v. CAPTEC NET LEASE REALTY, INC, a Delaware Corporation; COMMERCIAL NET LEASE REALTY, INC. (as successor in interest to CAPTEC); PATRICK L. BEACH; W. ROSS MARTIN; H. REID SHERARD; RICHARD J. PETERS; LEE C. HOWLEY; and WILLIAM H. KRUL III, Case No. C 02 00071 PJH. In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001 (the “Calapasas Action”). The Calapasas Action asserts that it is brought on behalf of a class consisting of all persons and entities (except insiders) that purchased Captec common stock between August 9, 2000 and prior to July 2, 2001. The Calapasas Action seeks to be certified as a class action and seeks compensatory and punitive damages for the plaintiff and other members of the class, as well as costs and expenses, including fees for plaintiff’s attorneys, accountants and experts. The Calapasas Action could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. On May 24, 2002, the Company filed a motion to dismiss the suit, and on July 17, 2002 Calapasas filed a motion in opposition to the Company’s motion to dismiss. On October 4, 2002, the court granted the Company’s motion to dismiss with leave to amend. The court required that any amended complaint shall be filed and served no later than November 8, 2002. At this early stage in the Calapasas Action management is not in a position to assess the likelihood, or amount, of any potential damage award to the plaintiff class.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant's Registration No. 33-83110 on Form S-3 and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference).

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

3.6

Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

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
24

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

25

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

	99.	Additional Exhibits

		99.1	Certification of Chief Executive Officer pursuant to 18 Section U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		99.2	Certification of Chief Financial Officer pursuant to 18 Section U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2002.

26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 8th day of November, 2002.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/  Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/  Kevin B. Habicht
        Kevin B. Habicht
Chief Financial Officer and Director

27

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. Seneff, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Net Lease Realty, Inc.,

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James M. Seneff, Jr.

Date: November 8, 2002	Name: James M. Seneff, Jr. Title: Chief Executive Officer and Director

28

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin B. Habicht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Net Lease Realty, Inc.,

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin B. Habicht

Date: November 8, 2002	Name: Kevin B. Habicht Title: Chief Financial Officer and Director

29