Form 10-K
period 2002-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2003-03-28
CIK 751364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to            .

Commission file number 0-12989

COMMERCIAL NET LEASE REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	56-1431377 (I.R.S. Employer Identification No.)

450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b)(6) of the Act:

Title of each class Common Stock, $0.01 par value 9% Non-Voting Series A Preferred Stock 7.125% Notes due 2008 8.125% Notes due 2004 8.500% Notes due 2010 7.750% Notes due 2012	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange None None None None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes X No .
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2002 was $588,373,056.
The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 28, 2003 was $545,598,324.
The number of shares of common stock outstanding as of February 28, 2003 was 40,417,356.

DOCUMENTS INCORPORATED BY REFERENCE:
1.	Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the fiscal year ended December 31, 2002 (Items 5, 6, 7, 7A and 8 of Part II).
2.	Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2003 Annual Meeting of Shareholders (Items 10, 11, 12 and 13 of Part III).

PART I

Item 1.    Business

Commercial Net Lease Realty, Inc., a Maryland corporation is a fully integrated, self-administered real estate investment trust (“REIT”) formed in 1984. Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (the “Registrant” or the “Company”), acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under full-credit, long-term commercial net leases. The Company’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. The Company has an internet website at www.cnlreit.com where the Company’s filings with the Securities and Exchange Commission can be downloaded free of charge.

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

Properties

As of December 31, 2002, the Company owned 341 properties (the “Properties”) that are leased to major businesses, including Academy, Barnes & Noble, Bed, Bath & Beyond, Bennigan’s, Best Buy, Borders, Eckerd and OfficeMax. Approximately 94 percent of the gross leasable area of the Company’s Property portfolio was leased at December 31, 2002.

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

During 2002, one of the Company’s lessees, Eckerd Corporation, accounted for more than 10 percent of the Company’s total rental income (including the Company’s share of rental income from nine properties owned by one of the Company’s unconsolidated affiliates). As of December 31, 2002, Eckerd Corporation leased 52 properties (including three properties under leases with one of the Company’s unconsolidated affiliates). It is anticipated that, based on the minimum rental payments required by the leases, Eckerd Corporation will continue to account for more than 10 percent of the Company’s total rental income in 2003. Any failure of this lessee to make its lease payments when they are due could materially affect the Company’s income.

Investments in Consolidated Subsidiaries

During its course of business, the Company has formed or acquired 19 wholly-owned subsidiaries primarily to facilitate the acquisition and development of real estate of certain properties. Some of the subsidiaries were formed to hold an interest in certain of the Company’s unconsolidated affiliates. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under the Internal Revenue Code Section 856(i)(2).

Investments in Unconsolidated Affiliates

In May 1999, the Company transferred its build-to-suit development operation to a 95-percent-owned, taxable unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”). The Company contributed $5,700,000 of real estate and other assets to Services in exchange for shares of non-voting common stock. In connection with its contribution, the Company received a 95 percent, non-controlling interest in Services and was entitled to receive 95 percent of the dividends paid by Services. On December 31, 2001, the Company contributed an additional $20,042,000 of real estate. As a result of its additional contribution, effective January 1, 2002, the Company holds a 98.7 percent, non-controlling interest in Services and is entitled to receive 98.7 percent of the dividends paid by Services. Gary M. Ralston, James M. Seneff, Jr. and Kevin B. Habicht, each of which are officers and directors of the Company, own the remaining 1.3 percent interest, which is 100 percent of the voting interest in Services. The Company has a secured line of credit agreement with Services for a $85,000,000 revolving credit facility. The credit facility is secured by a first mortgage on Services’ properties. In addition, the Company has lines of credit and security agreements with wholly-owned subsidiaries of Services for an aggregate amount of $86,000,000 of revolving credit facilities. Collectively, these agreements provide an aggregate borrowing capacity of $171,000,000 to Services and its wholly-owned subsidiaries and each agreement has an expiration date of October 31, 2003. Services primarily acquires, develops, leases and sells freestanding net leased properties. The Company accounts for its interest in Services and its wholly-owned subsidiaries under the equity method of accounting.

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the “Partnership”), with The Northern Trust Company, Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”) to acquire, own and manage nine properties. Net Lease Realty III, Inc. is the sole general partner (the “General Partner”) with a 20 percent interest in the Partnership, and CTA is the sole limited partner with an 80 percent interest in the Partnership. Pursuant to the Partnership agreement, the General Partner is responsible for the management of the Partnership’s properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12,000,000 non-recourse mortgage on the Partnership’s nine properties in September 1997 at a 7.37% interest rate.

As of December 31, 2002, the Partnership owned nine properties (the “Partnership Properties”) leased to eight retail tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $137,000 to $730,000 and building sites ranging from 11,000 to 54,000 square feet. The Partnership Properties are leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to ongoing maintenance and operation, including utilities, property taxes and insurance.

The Company has entered into four limited liability company (“LLC”) agreements between June 2001 and December 2002, with CNL Commercial Finance, Inc., a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed with no third party debt. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests under the equity method of accounting.

In May 2002, the Company contributed cash to purchase a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which owns a 346,000 square foot office building and an interest in an adjacent parking garage. Affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s board of directors, own the remaining partnership interests. The Company accounts for its 25 percent interest in the Plaza under the equity method of accounting. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has severally guaranteed 41.67% of a $15,500,000 promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,300 plus interest. Interest accrues at a rate of LIBOR plus 200 basis point per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004.

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

Merger

On December 1, 2001, the Company acquired 100 percent of Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders received $11,839,000 in cash, 4,349,918 newly issued Commercial Net Lease Realty common shares and 1,999,974 newly issued shares of Commercial Net Lease Realty’s 9% Class A Perpetual Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

On January 24, 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also sought to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and preferred shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and preferred shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. The Company entered into a settlement agreement dated as of February 7, 2003, with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Competition

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased retail properties. Approximately 40 other publicly traded REITs own, manage or develop retail properties.

Employees

As of December 31, 2002, the Company employed 36 full-time persons including executive, administrative and field personnel. Reference is made to “Item 10. Directors and Executive Officers of the Registrant” for a listing of the Company’s Executive Officers.

Item 2.    Properties

As of December 31, 2002, the Company owned 341 Properties located in 39 states, 94 percent of which are leased to 108 major retail tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Properties and their respective carrying costs.

Description of Properties

Land. The Company's Property sites range from approximately 15,000 to 720,000 (average of 103,000) square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $73,000 to $8,882,000 (average of $1,083,000).

Buildings. The buildings generally are rectangular, single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 710 to 135,000 (average of 20,000) square feet. Building costs range from $44,000 to $9,170,000 (average of $1,547,000) for each Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the Properties owned by the Company are freestanding, with paved parking areas.

Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company's leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2002, the weighted average remaining lease term was approximately 12 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $23,000 to $1,248,000 (average of $260,000). Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from two to 12 percent after every one to five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants' annual gross sales for the respective location, less the amount of annual base rent payable in that lease year. As of December 31, 2002, leases representing approximately 80 percent of annual base rent include contractual increases, leases representing approximately 23 percent of annual base rent include percentage rent provisions and leases representing approximately 14 percent of annual base rent include both contractual and percentage rent provisions.

Generally, the leases of the Properties provide for one, two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Some of the leases also provide that in the event the Company wishes to sell the Property subject to that lease, the Company first must offer the lessee the right to purchase the Property on the same terms and conditions and for the same price as any offer which the Company has received for the sale of the Property.

During 2002, one of the Company’s lessees, Eckerd Corporation (a retail drugstore chain that is a wholly-owned subsidiary of J.C. Penney Company, Inc.) accounted for more than 10 percent of the Company’s total rental income (including the Company’s share of rental income from the Partnership Properties). As of December 31, 2002, Eckerd Corporation leased 52 properties (including three properties under leases with the Partnership), representing 11.3 percent of the Company’s total assets. For information regarding the results of operations and financial condition of this entity, refer to the Annual Report on Form 10-K of the J.C. Penney Company, Inc., Note 14 (Restructuring and Other Changes, Net) and Note 18 (Segment Reporting) of the Notes to the Financial Statements, as filed with the Securities and Exchange Commission for the year ended January 26, 2002.

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition, leasing, financing, development and disposition of investments in net leased properties.

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

Item 3.    Legal Proceedings

The Company is a defendant in a lawsuit filed on December 10, 1998 in the United States District Court for the District of Puerto Rico. The plaintiff, Ysiem Corporation, is alleging that the Company is in breach of a ground lease agreement with the plaintiff regarding a land parcel owned by the plaintiff and is seeking damages of $7,500,000 and/or specific performance of the execution of the ground lease. On January 4, 2002, the District Court Judge granted the Company’s motion for summary judgment of dismissal of the action. The plaintiff subsequently appealed the summary judgment to the U.S. First Circuit Court of Appeals. Both parties have filed briefs with the Court of Appeals and oral arguments have been heard by the Court of Appeals. The Company believes, in the unlikely event that (i) the Court of Appeals overturns the summary judgment in favor of the Company and (ii) the Company is subsequently held liable after a trial on the merits of the action, the resulting judgment would not materially affect the Company’s operations or financial condition.

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

On January 24, 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock, PHILLIP GOLDSTEIN, JUDY KAUFFMAN GOLDSTEIN and CEDE & CO. v. COMMERCIAL NET LEASE REALTY, INC., C.A. No. 19368NC (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. The Appraisal Action also sought to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and preferred shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and preferred shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. The Company entered into a settlement agreement dated as of February 7, 2003, with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

On January 4, 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec) in the United States District Court for the Northern District of California, CALAPASAS INVESTMENT PARTNERSHIP NO. 1 LIMITED PARTNERSHIP v. CAPTEC NET LEASE REALTY, INC, a Delaware Corporation; COMMERCIAL NET LEASE REALTY, INC. (as successor in interest to CAPTEC); PATRICK L. BEACH; W. ROSS MARTIN; H. REID SHERARD; RICHARD J.PETERS; LEE C. HOWLEY; and WILLIAM H. KRUL III, Case No. C 02 00071 PJH. In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001 (the “Calapasas Action”). The Calapasas Action asserts that it is brought on behalf of a class consisting of all persons and entities (except insiders) that purchased Captec common stock between August 9, 2000 and prior to July 2, 2001. The Calapasas Action seeks to be certified as a class action and seeks compensatory and punitive damages for the plaintiff and other members of the class, as well as costs and expenses, including fees for plaintiff’s attorneys, accountants and experts. The Calapasas Action could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. On October 4, 2002 the Calapasas Action was dismissed by the Court with leave to amend. A Second Amended Complaint was filed by Calapasas Investment Partnership No. 1 Limited Partnership on November 8, 2002, which, among other things, reduced the alleged plaintiff class to those persons and entities (except insiders) who purchased common stock of Captec between March 30, 2001 and July 2, 2001. A Motion to Dismiss the Second Amended Complaint was filed by the defendants on or about December 18, 2002. At this early stage in the Calapasas Action, management is not in a position to assess the likelihood, or amount, of any potential damage award to the plaintiff class.

In the ordinary course of its business, the Company is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters

Certain information responsive to this Item is contained in the section captioned “Share Price and Dividend Data” on page 72 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

The following table sets forth information as of December 31, 2002 with respect to compensation plan under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by stockholders	1,747,851	$14.44	1,628,809

Equity compensation plans not approved by stockholders	-	-	-

Total	1,747,851	$14.44	1,628,809

There are no other shares of capital stock issued other than common stock. No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants, or other rights to purchase securities of the Company, other than options to purchase common stock issued under the Company’s 2000 Performance Incentive Plan.

Item 6.    Selected Financial Data

Certain information responsive to this Item is contained in the section captioned “Historical Financial Highlights” on pages 10 through 11 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 34 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002. The information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responsive to this Item is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 34 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subsection “Quantitative and Qualitative Disclosures About Market Risk”, on pages 33 and 34 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Certain information responsive to this Item is contained in the section captioned “Consolidated Quarterly Financial Data” on page 71 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2002; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated herein by reference.

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

Item 14.    Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The principal executive and financial officers of the Company have evaluated the Company’s disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to the date of the above evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report.

	(1)	Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Earnings for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Report of Independent Auditors' on Supplementary Information

Schedule III - Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2002

Schedule IV - Mortgage Loans on Real Estate and Notes as of December 31, 2002

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

3.4

Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998 and filed with the Securities and Exchange Commission on February 19, 1998 and incorporated herein by reference).

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

			10.12	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.13

Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.14

Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.15

Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.16

Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 3, 2001 and incorporated herein by reference).

		12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

		13.	Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith).

		23.	Consent of Independent Accountants dated March 26, 2003. (filed herewith).

		99.	Additional Exhibits

			99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

			99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th of March, 2003.

COMMERCIAL NET LEASE REALTY, INC. By: /s/James M. Seneff, Jr. James M. Seneff, Jr. Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board of Directors	March 28, 2003
/s/ Clifford R. Hinkle Clifford R. Hinkle	Director	March 28, 2003
/s/ Richard B. Jennings Richard B. Jennings	Director	March 28, 2003
/s/ Ted B. Lanier Ted B. Lanier	Director	March 28, 2003
/s/ Robert C. Legler Robert C. Legler	Director	March 28, 2003
/s/ Robert Martinez Robert Martinez	Director	March 28, 2003
/s/ Gary M. Ralston Gary M. Ralston	Director and President	March 28, 2003
/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Secretary and Treasurer	March 28, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. Seneff, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Commercial Net Lease Realty, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ James M. Seneff, Jr.

Date	Name: James M. Seneff, Jr. Title: Chief Executive Officer and Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin B. Habicht, certify that:

1.	I have reviewed this annual report on Form 10-K of Commercial Net Lease Realty, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ Kevin B. Habicht

Date	Name: Kevin B. Habicht Title: Chief Financial Officer and Director

Report of Independent Auditors' on Supplementary Information

The Board of Directors Commercial Net Lease Realty, Inc.:

Under date of January 10, 2003, except as to the fifth paragraph of Note 20 to the consolidated financial statements, which is as of February 13, 2003, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and our report thereon are both included in Item 15(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as of December 31, 2002. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Orlando, Florida
January 10, 2003

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2002

				Initial cost to company

		Encumbrances (m)		Land	Building, improvements and leasehold interests

Real estate the company has invested in under operating leases:

Academy:
Houston, TX		$-		$1,074,232	$-
Houston, TX		-		699,165	-
N. Richland Hills, TX		-		1,307,655	-
Houston, TX		-		3,086,610	-
Houston, TX		-		795,005	-
Baton Rouge, LA		-		1,547,501	-
Houston, TX		-		2,310,845	1,627,872
Pasadena, TX		-		899,768	2,180,574
Beaumont, TX		-		1,423,700	2,449,261

Albertsons:
Watsonville, CA		-		805,056	-
Sonora, CA		-		587,782	-

American Signature Home:
White Marsh, MD		-		3,762,030	-

Applebee's:
Ballwin, MO		-		1,496,173	1,403,581

Arby's:
Colorado Springs, CO		-		205,957	533,540
Thomson, GA		-		267,842	503,550
Whitmore Lake, MI		-		170,515	468,916
Albuquerque, NM		-		442,991	507,790
Albuquerque, NM		-		250,881	513,970
Santa Fe, NM		-		450,358	341,960
	Washington Courthouse, OH	-		156,875	545,841

Ashley Furniture:
Altamonte Springs, FL		-		2,906,409	4,877,225

Babies “R” Us:
Arlington, TX		-		830,689	2,611,867
Independence, MO		-		1,678,794	2,301,909

Barnes & Noble:
Brandon, FL		1,233,874	(l)	1,476,407	1,527,150
Denver, CO		-		3,244,785	2,722,087
Houston, TX		-		3,307,562	2,396,024
Plantation, FL		5,104,041	(r)	3,616,357	-
Freehold, NJ		-		2,917,219	2,260,663
Dayton, OH		-		1,412,614	3,223,467
Redding, CA		-		497,179	1,625,702
Marlton, NJ		-		2,831,370	4,318,554

Bed, Bath & Beyond:
Richmond, VA		2,925,487	(r)	1,184,144	3,154,970
Los Angeles, CA		-		6,318,023	3,089,396
Glendale, AZ		-		1,082,092	-

Bennigan's:
Aurora, CO		-		1,064,850	1,260,409
Milford, CT		-		921,200	697,298
Altamonte Springs, FL		-		1,088,282	924,425
Gainsville, FL		-		751,687	848,816
Jacksonville, FL		-		1,359,559	1,026,095
Schaumburg, IL		-		2,064,964	1,311,190
Flint, MI		-		496,299	895,296
Raleigh, NC		-		793,017	876,727
Tulsa, OK		-		1,013,184	1,290,590
Wichita Falls, TX		-		818,611	1,107,418

Best Buy:
Brandon, FL		-		2,985,156	2,772,137
Evanston, IL		-		1,850,996	-
Cuyahoga Falls, OH		-		3,708,980	2,359,377
Rockville, MD		-		6,233,342	3,418,783
Fairfax, VA		-		3,052,477	3,218,018
St. Petersburg, FL		4,668,330		4,031,744	2,959,316
North Fayette, PA		-		2,330,847	2,292,932
Denver, CO		-		8,881,890	4,372,684

Blockbuster:
Conyers, GA		-		320,029	556,282
Mobile, AL		-		491,453	498,488
Mobile, AL		-		843,121	562,498
Gainesville, GA		-		294,882	611,570
Glasgow, KY		-		302,859	560,904
Alice, TX		-		318,285	578,268
Kingsville, TX		-		498,849	457,695

BMW:
Duluth, GA		-		4,433,613	4,080,186

Borders Books & Music:
Wilmington, DE		3,735,596	(l)	3,030,769	6,061,538
Richmond, VA		1,962,600	(l)	2,177,310	2,599,587
Ft. Lauderdale, FL		4,917,308	(r)	3,164,984	3,934,577
Bangor, ME		-		1,546,915	2,486,761
Altamonte Springs, FL		-		1,947,198	-

Boston Market:
Geneva, IL		-		1,125,347	1,036,952
Orland Park, IL		-		562,384	556,201
Wheaton, IL		-		1,115,457	1,014,184
Burton, MI		-		619,778	707,242
Novi, MI		-		835,669	651,108
North Olmsted, OH		-		601,800	460,521
Warren, OH		-		562,446	467,592
Dunmore, PA		-		773,882	496,976

Buffalo Wild Wings:
Michigan City, IN		-		162,538	492,007

Burger King:
Colonial Heights, VA		-		662,345	609,787
Charles Town, WV		-		580,288	640,282

Carino's:
Beaumont, TX		-		439,076	1,363,447
Lewisville, TX		-		1,369,836	1,018,659
Lubbock, TX		-		1,007,432	1,205,512

Champps:
Alpharetta, GA		-		3,032,965	1,641,820
Irving, TX		-		1,760,020	1,724,220

Checkers:
Orlando, FL		-		256,568	-

Claim Jumper:
Tempe, AZ		-		2,530,892	2,920,575
Roseville, CA		-		1,556,732	2,013,650

Computer City:
Baton Rouge, LA		-		609,069	913,603
Miami, FL		1,881,650	(l)	2,713,192	1,866,676

Damon's:
Chandler, AZ		-		654,765	765,164

Dave & Buster's:
Utica, MI		-		3,776,169	-

Denny's:
Columbus,TX		-		428,429	816,644
Tyler, TX		-		464,490	457,479

Dick's Clothing:
Taylor, MI		-		1,920,032	3,526,868
White Marsh, MD		-		2,680,532	3,916,889

Dollar Tree:
Garland, TX		-		239,014	626,170
Copperas Cove, TX		-		241,650	511,624

Donato's:
Medina, OH		-		405,113	463,582

Eckerd:
San Antonio, TX		503,277	(1)	440,985	-
Dallas, TX		484,878	(1)	541,493	-
Arlington,TX		412,921	(1)	368,964	-
Millville, NJ		512,146	(1)	417,603	-
Atlanta, GA		457,683	(1)	445,593	-
Mantua, NJ		532,432	(1)	344,022	-
Amarillo, TX		473,769	(1)	329,231	-
Amarillo, TX		615,740	(1)	650,864	-
Glassboro, NJ		584,125	(1)	534,243	-
Kissimmee, FL		680,477	(1)	715,480	-
Tampa, FL		-		604,682	-
Douglasville, GA		-		413,439	995,209
Lafayette, LA		-		967,528	-
Moore, OK		-		414,738	-
Midwest City, OK		-		673,369	1,103,351
Irving, TX		-		1,000,222	-
Jasper, FL		-		291,147	-
Williston, FL		-		622,403	-
Pantego,TX		-		1,016,062	1,448,911
Conyers, GA		-		574,666	998,900
Norman, OK		-		1,065,562	-
Chattanooga, TN		-		474,267	-
Arlington, TX		-		2,078,542	-
Leavenworth, KS		-		726,438	-
Augusta, GA		-		568,606	1,326,748
Riverdale, GA		-		1,088,896	1,707,448
Warner Robbins, GA		-		707,488	-
Lewisville, TX		-		789,237	-
Forest Hill, TX		-		692,165	-
Del City, OK		-		1,387,362	-
Arlington, TX		-		414,568	-
Garland, TX		-		522,461	-
Garland, TX		-		1,476,838	-
Oklahoma City, OK		-		1,581,480
Vineland, NJ		554,393	(1)	2,068,089	-
Richardson, TX		-		2,555,874	-
Gladstone, MO		272,092		1,851,374	-
Falls Church, VA		-		3,127,139
West Mifflin, PA		-		1,401,632	2,043,862
Norfolk, PA		-		2,742,194	1,796,508
Thorndale, PA		-		2,260,618	2,472,039

Enterprise Rent-A-Car:
Wilmington, NC		-		218,126	327,329

Fazoli's Restaurant:
Bay City, MI		-		647,055	633,899

Food 4 Less:
Lemon Grove, CA		-		3,695,816	-
Chula Vista, CA		-		3,568,862	-

Gateway:
Glendale, AZ		-		341,713	982,429

Golden Corral:
Gilmer, TX		-		116,815	296,454
Leitchfield, KY		-		73,660	306,642
Atlanta, GA		-		88,457	368,317
Abbeville, LA		-		98,577	362,416
Lake Placid, FL		-		115,113	305,074
Tampa, FL		-		1,187,614	1,339,000
Brandon, FL		-		1,329,793	1,390,502
Dallas, TX		-		1,138,129	1,024,747

Good Guys, The:
Foothill Ranch, CA		-		1,456,113	2,505,022
Riverside, CA		-		1,718,892	2,755,059
Bellingham, WA		-		1,732,378	1,764,549
East Palo Alto, CA		-		2,271,634	3,404,843

GymKix:
Copperas Cove, TX		-		203,908	431,715

H&R Block:
Swansea, IL		-		45,842	132,440

Hancock Fabrics:
Arlington, TX		-		317,838	1,680,428

Hastings:
Nacogdoches, TX		-		397,074	1,257,402

Haverty's:
Clearwater, FL		-		1,184,438	2,526,207
Pensacola, FL		-		633,125	1,595,405
Bowie, MD		-		1,965,508	4,221,074

Heilig-Meyers:
Baltimore, MD		-		469,782	813,074
Glen Burnie, MD		-		631,712	931,931

Hollywood Video:
Cincinnati, OH		-		282,200	520,623
Clifton, CO		-		245,462	732,477

Homelife:
Orlando, FL		1,234,660	(1)	820,397	2,184,721
Tampa, FL		-		1,454,908	2,045,833

Hooters:
Tampa, FL		-		783,923	504,768

Hy-Vee:
St. Joseph, MO		-		1,579,583	2,849,246

International House of Pancakes:
Stafford, TX		391,919	(1)	382,084	-
Sunset Hills, MO		414,220	(1)	271,853	-
Las Vegas, NV		465,713	(1)	519,947	-
Ft. Worth, TX		433,259	(1)	430,896	-
Arlington, TX		416,047	(1)	404,512	-
Matthews, NC		425,524	(1)	380,043	-
Phoenix, AZ		428,388	(1)	483,374	-
Midwest City, OK		-		407,268	-

Jared Jewelers:
Richmond, VA		-		955,134	1,336,152
Brandon, FL		-		1,196,900	1,182,150
Lithonia, GA		-		1,270,517	1,215,818
Houston, TX		-		1,675,739	1,439,597

Jo-Ann Etc:
Corpus Christi, TX		-		818,448	896,395

Just For Feet:
Albuquerque, NM		-		1,441,777	2,335,475

Kash N’ Karry:
Palm Harbor, FL		-		335,851	-
Gainesville, FL		-		317,386	-
Brandon, FL		-		322,476	-
Sarasota, FL		-		470,600	-

Keg Steakhouse:
Gresham, OR		-		817,311	108,294
Bellingham, WA		-		397,443	455,605
Lynnwood, WA		-		1,255,513	649,236
Tacoma, WA		-		526,792	794,722

KFC:
Marysville, WA		-		646,779	545,592
Erie, PA		-		516,508	496,092

Kona Steakhouse:
Round Rock, TX		-		714,863	836,483

Lowe’s:
Memphis, TN		-		3,214,835	9,169,885

Magic Dollar:
Memphis, TN		-		549,309	539,643

Michaels:
Fairfax, VA		-		995,483	1,439,779
Grapevine, TX		-		1,017,934	2,066,715

MJ Designs:
Arlington, TX		-		435,002	2,299,881

Mortgage Marketing:
Swansea, IL		-		91,709	264,956

Mountain Jack's:
Centerville, OH		-		850,625	1,059,430

Office Depot:
Arlington, TX		824,768	(l)	596,024	1,411,432
Richmond, VA		-		888,772	1,948,036

OfficeMax:
Corpus Christi, TX		-		893,270	978,344
Dallas, TX		1,162,051	(l)	1,118,500	1,709,891
Cincinnati, OH		870,201	(l)	543,489	1,574,551
Evanston, IL		1,489,525	(l)	1,867,831	1,757,618
Altamonte Springs, FL		-		1,689,793	3,050,160
Cutler Ridge, FL		-		989,370	1,479,119
Sacramento, CA		-		1,144,167	2,961,206
Salinas, CA		-		1,353,217	1,829,325
Redding, CA		-		667,174	2,181,563
Kelso, WA		-		868,003	-
Lynchburg, VA		-		561,509	-
Leesburg, FL		-		640,019	-
Plymouth Meeting, PA		-		2,911,111	-
Tigard, OR		-		1,539,873	2,247,321
Dover, NJ		-		1,138,296	3,238,083
Griffin, GA		-		685,470	-

Oshman’s Sporting Goods:
Dallas, TX		-		1,311,440	-

Party City:
Memphis, TN		-		266,383	-

Pasta Bella:
Marietta, GA	(e)	-		156,190	346,509

Penn Station Subs:
Marietta, GA	(e)	-		247,746	441,608

Perfect Teeth:
Rio Rancho, NM		-		61,517	122,142

Petco:
Grand Forks, ND		-		306,629	909,671

PETsMART:
Chicago, IL		-		2,724,138	3,565,721

Pier 1 Imports:
Anchorage, AK		-		928,321	1,662,584
Memphis, TN		-		713,319	821,770
Sanford, FL		-		738,051	803,082
Knoxville, TN		-		467,169	734,833
Mason, OH		-		593,571	885,047
Harlingen, TX		-		316,640	756,406
Valdosta, GA		-		390,838	805,912

Pizza Hut:
Monroeville, AL		-		547,300	44,237

Popeye’s:
Snellville, GA		-		642,169	436,512

Quizno's:
Rio Rancho, NM		-		48,566	97,345

Rally’s:
Toledo, OH		-		125,882	319,770

Red Robin:
Highlands Ranch, CO		-		1,339,532	2,273,361
Columbus, OH		-		1,032,008	1,107,250
Issaquah, WA		-		1,530,700	1,939,837

Rent-A-Center:
Rio Rancho, NM		-		145,698	292,036

Riser Foods:
Maple Heights, OH		-		1,034,758	2,874,414

Rite Aid:
Mobile, AL		-		1,136,618	1,694,187
Orange Beach, AL		-		1,409,980	1,996,043

Roadhouse Grill:
Cheektowaga, NY		-		689,040	386,251

Robb & Stucky:
Ft. Myers, FL		-		2,188,440	6,225,401

Roger & Marv’s:
Kenosha, WI		-		1,917,607	3,431,363

Ross Dress For Less:
Coral Gables, FL		-		1,782,346	1,661,174
Lodi, CA		-		613,710	-

Schlotzsky’s Deli:
Phoenix, AZ		-		706,306	315,469
Phoenix, AZ		-		593,718	282,777
Scottsdale, AZ		-		717,138	310,610

7-Eleven:
Land’O Lakes, FL		-		1,076,572	-
Tampa Palms, FL		-		1,080,670	-

Shop & Save:
Homestead, PA		-		1,139,419	-

Skipper’s Fish & Chips:
Salem, OR		-		555,951	735,651
Spokane, WA		-		470,840	530,289

Sports Authority:
Tampa, FL		-		2,127,503	1,521,730
Memphis, TN		-		820,340	-
Little Rock, AR		-		3,113,375	2,660,206

Star Cafe:
Henderson, TX		-		453,329	463,648

Steak & Ale:
Jacksonville, FL		-		986,565	855,523
Indianpolis, IN		-		639,584	1,015,173
Indianpolis, IN		-		398,841	1,011,771
Oklahoma City, OK		-		463,814	927,781
Richmond, VA		-		712,840	995,148
Garland, TX		-		366,044	932,988

Stop & Go:
Grand Prairie, TX		-		421,254	684,568
Kennedale, TX		-		399,988	692,190

SuperValu:
Huntington, WV		-		1,254,238	760,602
Warwick, RI		-		1,699,330	-

Swansea Quick Cash:
Swansea, IL		-		45,815	132,365

Taco Bell:
Ocala, FL		-		275,023	754,990
Ormond Beach, FL		-		632,337	525,616
Brooklyn Park, MN		-		283,782	418,740
Chanhassen, MN		-		291,317	648,900
Saint Cloud, MN		-		279,243	301,790
West Saint Paul, MN		-		476,860	1,292,650

Tara Grinna Swimwear:
Conway, SC		-		247,173	1,140,660

Target:
Chico, CA		-		1,269,272	-
Victorville, CA		-		1,908,815	-
San Diego, CA		-		2,672,390	-

Texas Roadhouse:
Grand Junction, CO		-		584,237	920,143
Thornton, CO		-		598,556	1,019,164

TGI Friday’s:
Corpus Christi, TX		-		1,209,702	1,532,125

Tony Roma’s:
Montgomery, AL		-		1,418,158	1,140,080

Top’s:
Lacy, WA		-		2,777,449	7,082,150

United Trust Bank:
Bridgeview, IL		-		673,238	744,154

Vacant Property:
Vernon, TX		-		105,798	328,943
Fairfax, VA		-		1,161,318	1,679,628
Raleigh, NC		-		1,848,026	1,753,635
Ft. Myers, FL		-		1,956,579	4,046,646
Federal Way, WA		-		2,037,392	1,661,577
Bourbonnais, IL		-		298,192	1,329,492
Clovis, NM		-		230,270	1,117,126
Everett, PA		-		226,366	1,159,833
Middletown, OH		-		240,849	1,095,714
Rincon, GA		-		244,607	1,166,045
Stillwater, OK		-		253,603	1,086,792
Augusta, GA		-		176,656	674,253
Eden Prairie, MN		-		259,665	722,153
Florissant, MO		-		77,726	138,547
Greenville, NC		-		244,905	314,186
Hammond, LA		-		247,600	813,514
Mesa, AZ		-		195,652	512,566
Red Oak, TX		-		73,290	520,950
Riverdale, GA		-		255,286	344,714
Southfield, MI		-		366,448	643,759
Tucson, AZ		-		827,002	305,209

Von’s:
Moreno Valley, CA		-		759,052	1,652,162

Wal-Mart:
Sealy, TX		-		1,344,244	1,483,362
Aransas Pass, TX		-		190,505	2,640,175
Winfield, AL		-		419,811	1,684,505
Corpus Christi, TX		-		223,998	2,158,955
Beeville, TX		-		507,231	2,315,424
Corpus Christi, TX		-		630,043	3,131,407

Waremart:
Eureka, CA		-		3,135,036	5,470,607

Wendy’s Old Fashioned Hamburger:
Fenton, MO		-		307,068	496,410
Sacramento, CA		-		585,872	-
New Kensington, PA		-		501,136	333,445

Whataburger:
Albuquerque, NM		-		624,318	418,975

Warehouse Music:
Homewood, AL		-		1,031,974	696,950

Leasehold Interests:		-		3,380,756	-

		$41,069,094		$353,738,270	$355,158,093

Real estate the company has invested in under direct financing leases:

Academy:
Houston, TX		$-		$-	$1,924,740
Houston, TX		-		-	1,867,519
N. Richland Hills, TX		-		-	2,253,408
Houston, TX		-		-	2,112,335
Houston, TX		-		-	1,910,697
Baton Rouge, LA		-		-	2,405,466

Barnes & Noble:
Plantation, FL		-		-	3,498,559

Best Buy:
Evanston, IL		-		-	3,400,057

Borders Books & Music:
Altamonte Springs, FL		-		-	3,267,579

Checkers:
Orlando, FL		-		-	286,910

Dave & Buster’s:
Utica, MI		-		-	4,888,743

Eckerd:
San Antonio, TX		-		-	783,974
Dallas, TX		-		-	638,684
Arlington, TX		-		-	636,070
Millville, NJ		-		-	828,942
Atlanta, GA		-		-	668,390
Mantua, NJ		-		-	951,795
Vineland, NJ		-		-	-
Amarillo, TX		-		-	849,071
Amarillo, TX		-		-	869,846
Amarillo, TX		402,404	(l)	158,851	855,348
Glassboro, NJ		-		-	887,497
Kissimmee, FL		-		-	933,852
Alice, TX		408,317	(l)	189,187	804,963
Tampa, FL		-		-	1,090,532
Lafayette, LA		-		-	949,128
Moore, OK		-		-	879,296
East Point, GA		-		336,610	1,173,529
Irving, TX		-		-	1,228,436
Ft. Worth, TX		-		399,592	2,529,969
Williston, FL		-		-	355,757
Jasper, FL		-		-	347,474
Oklahoma City, OK		-		(n)	1,365,125
Oklahoma City, OK		-		(n)	1,419,093
Norman, OK		-		-	1,225,477
Chattanooga, TN		-		-	1,344,240
Del City, OK		-		-	-
Arlington, TX		-		-	-
Kennett Square, PA		-		(n)	-
Arlington, TX		-		-	3,201,489

Food 4 Less:
Lemon Grove, CA		-		-	4,068,179
Chula Vista, CA		-		-	4,266,181

Food Lion:
Keystone Heights, FL		794,832	(l)	88,604	1,845,988
Chattanooga, TN		837,136	(l)	336,488	1,701,072
Lynchburg, VA		-		128,216	1,674,167
Martinsburg, WV		818,509	(l)	448,648	1,543,573

Good Guys, The:
Stockton, CA		1,460,777	(l)	580,609	2,974,868
Portland, OR		-		817,574	2,630,652

Heilig-Meyers:
York, PA		-		279,312	1,109,609
Marlow Heights, MD		-		415,926	1,397,178

International House of Pancakes:
Stafford, TX		-		-	571,832
Sunset Hills, MO		-		-	736,345
Las Vegas, NV		-		-	613,582
Ft. Worth, TX		-		-	623,641
Arlington, TX		-		-	608,132
Matthews, NC		-		-	655,668
Phoenix, AZ		-		-	559,307

Jared Jewelers:
Aurora, IL		-		(n)	1,928,871
Glendale, AZ		-		(n)	1,599,105
Oviedo, FL		646,639		(n)	1,500,145
Phoenix, AZ		578,419		(n)	1,241,825
Toledo, OH		-		(n)	1,457,625
Lewisville, TX		427,658		(n)	1,502,903

Kash ’N Karry:
Brandon, FL	(r)	3,308,290		1,234,519	3,255,257

Levitz:
Tempe, AZ		-		634,444	2,225,991

Oshman’s Sporting Goods:
Dallas, TX		-		-	2,658,976

Shop & Save:
Homestead, PA		-		-	2,578,098

SuperValu:
Warwick, RI		-		-	2,978,154

		$9,682,981		$6,048,580	$105,140,913

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2002

	Costs capitalized subsequent to acquisition		Gross amount at which carried at close of period(b)

	Improvements	Carrying costs	Land	Building, improvements and leasehold interests			Total

Real estate the company has invested in under operating leases:

Academy:
Houston, TX	$-	$-	$1,074,232	$	(c)			$1,074,232
Houston, TX	-	-	699,165		(c)			699,165
N. Richland Hills, TX	-	-	1,307,655		(c)			1,307,655
Houston, TX	-	-	2,098,895		(c)			2,098,895
Houston, TX	-	-	795,005		(c)			795,005
Baton Rouge, LA	-	-	1,547,501		(c)			1,547,501
Houston, TX	-	-	2,310,845		1,627,872			3,938,717
Pasadena, TX	-	-	899,768		2,180,574			3,080,342
Beaumont, TX	-	-	1,423,700		2,449,261			3,872,961

Albertsons:
Watsonville, CA	-	-	805,056		-			805,056
Sonora, CA	-	-	587,782		-			587,782

American Signature Home:
White Marsh, MD	3,006,391	-	3,762,030		3,006,391			6,768,421

Applebee's:
Ballwin, CA	-	-	1,496,173		1,403,581			2,899,754

Arby's:
Colorado Springs, CO	-	-	205,957		533,540			739,497
Thomson, GA	-	-	267,842		503,550			771,392
Whitmore Lake, MI	-	-	170,515		468,916			639,431
Albuquerque, NM	-	-	442,991		507,790			950,781
Albuquerque, NM	-	-	250,881		513,970			764,851
Santa Fe, NM	-	-	450,358		341,960			792,318
Washington Courthouse, OH	-	-	156,875		545,841			702,716

Ashley Furniture:
Altamonte Springs, FL	315,000	-	2,906,409		5,192,225			8,098,634

Babies “R” Us:
Arlington, TX	-	-	830,689		2,611,867			3,442,556
Independence, MO	-	-	1,678,794		2,301,909			3,980,703

Barnes & Noble:
Brandon, FL	-	-	1,476,407		1,527,150			3,003,557
Denver, CO	-	-	3,244,785		2,722,087			5,966,872
Houston, TX	-	-	3,307,562		2,396,024			5,703,586
Plantation, FL	-	-	3,616,357		(c)			3,616,357
Freehold, NJ	-	-	2,917,219		2,260,663			5,177,882
Dayton, OH	-	-	1,412,614		3,223,467			4,636,081
Redding, CA	-	-	497,179		1,625,702			2,122,881
Marlton, NJ	-	-	2,831,370		4,318,554			7,149,924

Bed, Bath & Beyond:
Richmond, VA	-	-	1,184,144		2,842,759	(q)		4,026,903
Los Angeles, CA	-	-	6,318,023		3,089,396			9,407,419
Glendale, AZ	2,758,452	-	1,082,092		2,758,452			3,840,544

Bennigan's:
Aurora, CO	-	-	1,064,850		1,260,409			2,325,259
Milford, CT	-	-	921,200		697,298			1,618,498
Altamonte Springs, FL	-	-	1,088,282		924,425			2,012,707
Gainsville, FL	-	-	751,687		848,816			1,600,503
Jacksonville, FL	-	-	1,359,559		1,026,095			2,385,654
Schaumburg, IL	-	-	2,064,964		1,311,190			3,376,154
Flint, MI	-	-	496,299		895,296			1,391,595
Raleigh, NC	-	-	793,017		876,727			1,669,744
Tulsa, OK	-	-	1,013,184		1,290,590			2,303,774
Wichita Falls, TX	-	-	818,611		1,107,418			1,926,029

Best Buy:
Brandon, FL	-	-	2,985,156		2,772,137			5,757,293
Evanston, IL	-	-	1,850,996		(c)			1,850,996
Cuyahoga Falls, OH	-	-	3,708,980		2,359,377			6,068,357
Rockville, MD	-	-	6,233,342		3,418,783			9,652,125
Fairfax, VA	-	-	3,052,477		3,218,018			6,270,495
St. Petersburg, FL	-	-	4,031,744		2,610,980	(q)		6,642,724
North Fayette, PA	-	-	2,330,847		2,292,932			4,623,779
Denver, CO	-	-	8,881,890		4,372,684			13,254,574

Blockbuster:
Conyers, GA	-	-	320,029		556,282			876,311
Mobile, AL	-	-	491,453		498,488			989,941
Mobile, AL	-	-	843,121		562,498			1,405,619
Gainesville, GA	-	-	294,882		611,570			906,452
Glasgow, KY	-	-	302,859		560,904			863,763
Alice, TX	-	-	318,285		578,268			896,553
Kingsville, TX	-	-	498,849		457,695			956,544

BMW:
Duluth, GA	-	-	4,433,613		4,080,186			8,513,799

Borders Books & Music:
Wilmington, DE	-	-	2,994,400		6,061,538			9,055,938
Richmond, VA	-	-	2,177,310		2,599,587			4,776,897
Ft. Lauderdale, FL	-	-	3,164,984		3,319,234	(q)		6,484,218
Bangor, ME	-	-	1,546,915		2,486,761			4,033,676
Altamonte Springs, FL	-	-	1,947,198		(c)			1,947,198

Boston Market:
Geneva, IL	-	-	1,125,347		893,485			2,018,832
Orland Park, IL	-	-	562,384		377,244			939,628
Wheaton, IL	-	-	1,115,457		872,736			1,988,193
Burton, MI	-	-	619,778		707,242			1,327,020
Novi, MI	-	-	835,669		297,567			1,133,236
North Olmsted, OH	-	-	601,800		389,065			990,865
Warren, OH	-	-	562,446		467,592			1,030,038
Dunmore, PA	-	-	773,882		469,434			1,243,316

Buffalo Wild Wings:
Michigan City, IN	-	-	162,538		492,007			654,545

Burger King:
Colonial Heights, VA	-	-	662,345		609,787			1,272,132
Charles Town, WV	-	-	580,288		640,282			1,220,570

Carino's:
Beaumont, TX	-	-	439,076		1,363,447			1,802,523
Lewisville, TX	-	-	1,369,836		1,018,659			2,388,495
Lubbock, TX	-	-	1,007,432		1,205,512			2,212,944

Champps:
Alpharetta, GA	-	-	3,032,965		1,641,820			4,674,785
Irving, TX	-	-	1,760,020		1,724,220			3,484,240

Checkers:
Orlando, FL	-	-	256,568		(c)			256,568

Claim Jumper:
Tempe, AZ	-	-	2,530,892		2,920,575			5,451,467
Roseville, CA	-	-	1,556,732		2,013,650			3,570,382

Computer City:
Baton Rouge, LA	-	-	609,069		913,603			1,522,672
Miami, FL	-	-	2,713,192		1,866,676			4,579,868

Damon's:
Chandler, AZ	-	-	654,765		765,164			1,419,929

Dave & Buster's:
Utica, MI	-	-	3,776,169		(c)			3,776,169

Denny's:
Columbus, TX	-	-	428,429		816,644			1,245,073
Tyler, TX	-	-	464,490		457,479			921,969

Dick's Clothing:
Taylor, MI	-	-	1,920,032		3,526,868			5,446,900
White Marsh, MD	-	-	2,680,532		3,916,889			6,597,421

Dollar Tree:
Garland, TX	-	-	239,014		626,170			865,184
Copperas Cove, TX	194,167	-	241,650		705,791			947,441

Donato's:
Medina, OH	-	-	405,113		463,582			868,695

Eckerd:
San Antonio, TX	-	-	440,985		(c)			440,985
Dallas, TX	-	-	541,493		(c)			541,493
Arlington, TX	-	-	368,964		(c)			368,964
Millville, NJ	-	-	417,603		(c)			417,603
Atlanta, GA	-	-	445,593		(c)			445,593
Mantua, NJ	-	-	344,022		(c)			344,022
Amarillo, TX	-	-	329,231		(c)			329,231
Amarillo, TX	-	-	650,864		(c)			650,864
Glassboro, NJ	-	-	534,243		(c)			534,243
Kissimmee, FL	-	-	715,480		(c)			715,480
Tampa, FL	-	-	604,682		(c)			604,682
Douglasville, GA	-	-	413,439		995,209			1,408,648
Lafayette, LA	-	-	967,528		(c)			967,528
Moore, OK	-	-	414,738		(c)			414,738
Midwest City, OK	-	-	673,369		1,103,351			1,776,720
Irving, TX	-	-	1,000,222		(c)			1,000,222
Jasper, FL	-	-	291,147		(c)			291,147
Williston, FL	-	-	622,403		(c)			622,403
Pantego, TX	-	-	1,016,062		1,448,911			2,464,973
Conyers, GA	-	-	574,666		998,900			1,573,566
Norman, OK	-	-	1,065,562		(c)			1,065,562
Chattanooga, TN	-	-	457,659		(c)			457,659
Arlington, TX	1,396,508	-	2,078,542		1,396,508			3,475,050
Leavenworth, KS	1,330,830	-	726,438		1,330,830			2,057,268
Augusta, GA	-	-	568,606		1,326,748			1,895,354
Riverdale, GA	-	-	1,088,896		1,707,448			2,796,344
Warner Robbins, GA	1,227,330	-	707,488		1,227,330			1,934,818
Lewisville, TX	1,335,426	-	789,237		1,335,426			2,124,663
Forest Hill, TX	1,174,549	-	692,165		1,174,549			1,866,714
Del City, OK	-	-	1,387,362		(c)			1,387,362
Arlington, TX	-	-	414,568		(c)			414,568
Garland, TX	1,418,531	-	522,461		1,418,531			1,940,992
Garland, TX	1,400,278	-	1,476,838		1,400,278			2,877,116
Oklahoma City, OK	1,471,105	-	1,581,480		1,471,105			3,052,585
Vineland, NJ	-	-	2,068,089		(c)			2,068,089
Richardson, TX	293,097	-	2,555,874		(g)			2,555,874
Gladstone, MO	1,739,568	-	1,851,374		1,739,568			3,590,942
Falls Church, VA	2,424,664	-	3,127,139		2,412,036	(s)		5,539,175
West Mifflin, PA	-	-	1,401,632		2,043,862			3,445,494
Norfolk, PA	-	-	2,742,194		1,796,508			4,538,702
Thorndale, PA	-	-	2,260,618		2,472,039			4,732,657

Enterprise Rent-A-Car:
Wilmington, NC	-	-	218,126		327,329			545,455

Fazoli's Restaurant:
Bay City, MI	-	-	647,055		633,899			1,280,954

Food 4 Less:
Lemon Grove, CA	-	-	3,695,816		(c)			3,695,816
Chula Vista, CA	-	-	3,568,862		(c)			3,568,862

Gateway:
Glendale, AZ	-	-	341,713		982,429			1,324,142

Golden Corral:
Gilmer, TX	-	-	116,815		296,454			413,269
Leitchfield, KY	-	-	73,660		306,642			380,302
Atlanta, GA	-	-	88,457		368,317			456,774
Abbeville, LA	-	-	98,577		362,416			460,993
Lake Placid, FL	-	-	115,113		305,074			420,187
Tampa, FL	-	-	1,187,614		1,339,000			2,526,614
Brandon, FL	-	-	1,329,793		1,390,502			2,720,295
Dallas, TX	-	-	1,138,129		1,024,747			2,162,876

Good Guys, The:
Foothill Ranch, CA	-	-	1,456,113		2,505,022			3,961,135
Riverside, CA	-	-	1,718,892		2,755,059			4,473,951
Bellingham, WA	-	-	1,732,378		1,764,549			3,496,927
East Palo Alto, CA	-	-	2,271,634		3,404,843			5,676,477

GymKix:
Copperas Cove, TX	171,477	-	203,908		603,192			807,100

H&R Block:
Swansea, IL	69,029	-	45,842		201,469			247,311

Hancock Fabrics:
Arlington, TX	242,483	-	317,838		1,922,911			2,240,749

Hastings:
Nacogdoches, TX	-	-	397,074		1,257,402			1,654,476

Haverty's:
Clearwater, FL	44,005	-	1,184,438		2,570,212			3,754,650
Pensacola, FL	-	-	633,125		1,595,405			2,228,530
Bowie, MD	-	-	1,965,508		4,221,074			6,186,582

Heilig-Meyers:
Baltimore, MD	-	-	469,782		813,074			1,282,856
Glen Burnie, MD	-	-	631,712		931,931			1,563,643

Hollywood Video:
Cincinnati, OH	-	-	282,200		520,623			802,823
Clifton, CO	-	-	245,462		732,477			977,939

Homelife:
Orlando, FL	-	-	820,397		2,184,721			3,005,118
Tampa, FL	-	-	1,454,908		2,045,833			3,500,741

Hooters:
Tampa, FL	-	-	783,923		504,768			1,288,691

Hy-Vee:
St. Joseph, MO	-	-	1,579,583		2,849,246			4,428,829

International House of Pancakes:
Stafford, TX	-	-	331,756		(c)			331,756
Sunset Hills, MO	-	-	271,853		(c)			271,853
Las Vegas, NV	-	-	519,947		(c)			519,947
Ft. Worth, TX	-	-	430,896		(c)			430,896
Arlington, TX	-	-	404,512		(c)			404,512
Matthews, NC	-	-	380,043		(c)			380,043
Phoenix, AZ	-	-	483,374		(c)			483,374
Midwest City, OK	-	-	407,268		-			407,268

Jared Jewelers:
Richmond, VA	-	-	955,134		1,336,152			2,291,286
Brandon, FL	-	-	1,196,900		1,182,150			2,379,050
Lithonia, GA	-	-	1,270,517		1,215,818			2,486,335
Houston, TX	-	-	1,675,739		1,439,597			3,115,336

Jo-Ann Etc:
Corpus Christi, TX	12,222	-	818,448		908,617			1,727,065

Just For Feet:
Albuquerque, NM	-	-	1,441,777		2,335,475			3,777,252

Kash N’ Karry:
Palm Harbor, FL	-	-	335,851		-			335,851
Gainesville, FL	-	-	317,386		-			317,386
Brandon, FL	-	-	322,476		-			322,476
Sarasota, FL	-	-	470,600		-			470,600

Keg Steakhouse:
Gresham, OR	-	-	817,311		108,294			925,605
Bellingham, WA	-	-	397,443		455,605			853,048
Lynnwood, WA	-	-	1,255,513		649,236			1,904,749
Tacoma, WA	-	-	526,792		794,722			1,321,514

KFC:
Marysville, WA	-	-	646,779		545,592			1,192,371
Erie, PA	-	-	516,508		496,092			1,012,600

Kona Steakhouse:
Round Rock, TX	-	-	714,863		836,483			1,551,346

Lowe’s:
Memphis, TN	-	-	3,214,835		9,169,885			12,384,720

Magic Dollar:
Memphis, TN	364,460	-	549,309		904,102			1,453,411

Michaels:
Fairfax, VA	706,501	-	995,483		2,146,280			3,141,763
Grapevine, TX	-	-	1,017,934		2,066,715			3,084,649

MJ Designs:
Arlington, TX	334,059	-	435,002		2,633,939			3,068,941

Mortgage Marketing:
Swansea, IL	-	-	91,709		264,956			356,665

Mountain Jack's:
Centerville, OH	-	-	850,625		1,059,430			1,910,055

Office Depot:
Arlington, TX	-	-	596,024		1,411,432			2,007,456
Richmond, VA	-	-	888,772		1,948,036			2,836,808

OfficeMax:
Corpus Christi, TX	76,664	-	893,270		1,055,008			1,948,278
Dallas, TX	-	-	1,118,500		1,709,891			2,828,391
Cincinnati, OH	-	-	543,489		1,574,551			2,118,040
Evanston, IL	-	-	1,867,831		1,757,618			3,625,449
Altamonte Springs, FL	-	-	1,689,793		3,050,160			4,739,953
Cutler Ridge, FL	-	-	989,370		1,479,119			2,468,489
Sacramento, CA	-	-	1,144,167		2,961,206			4,105,373
Salinas, CA	-	-	1,353,217		1,829,325			3,182,542
Redding, CA	-	-	667,174		2,181,563			2,848,737
Kelso, WA	1,805,539	-	868,003		1,805,539			2,673,542
Lynchburg, VA	1,851,326	-	561,509		1,851,326			2,412,835
Leesburg, FL	1,929,028	-	640,019		1,929,028			2,569,047
Plymouth Meeting, PA	2,250,620	-	2,911,111		2,250,620			5,161,731
Tigard, OR	-	-	1,539,873		2,247,321			3,787,194
Dover, NJ	-	-	1,138,296		3,238,083			4,376,379
Griffin, GA	1,801,905	-	685,470		1,801,905			2,487,375

Oshman’s Sporting Goods:
Dallas, TX	-	-	1,311,440		(c)			1,311,440

Party City:
Memphis, TN	1,136,334	-	266,383		1,136,334			1,402,717

Pasta Bella:
Marietta, GA (e)	11,750	-	156,190		358,259			514,449

Penn Station Subs:
Florissant, MO	-	-	247,746		441,608			689,354

Perfect Teeth:
Rio Rancho, NM	-	-	61,517		122,142			183,659

Petco:
Grand Forks, ND	-	-	306,629		909,671			1,216,300

PETsMART:
Chicago, IL	-	-	2,724,138		3,565,721			6,289,859

Pier 1 Imports:
Anchorage, AK	-	-	928,321		1,662,584			2,590,905
Memphis, TN	-	-	713,319		821,770			1,535,089
Sanford, FL	-	-	738,051		803,082			1,541,133
Knoxville, TN	-	-	467,169		734,833			1,202,002
Mason, OH	-	-	593,571		885,047			1,478,618
Harlingen, TX	-	-	316,640		756,406			1,073,046
Valdosta, GA	-	-	390,838		805,912			1,196,750

Pizza Hut:
Monroeville, AL	-	-	547,300		44,237			591,537

Popeye’s:
Snellville, GA	-	-	642,169		436,512			1,078,681

Quizno’s:
Rio Rancho, NM	-	-	48,566		96,428			144,994

Rally’s:
Toledo, OH	-	-	125,882		319,770			445,652

Red Robin:
Highlands Ranch, CO	-	-	1,339,532		2,273,361			3,612,893
Columbus, OH	-	-	1,032,008		1,107,250			2,139,258
Issaquah, WA	-	-	1,530,700		1,939,837			3,470,537

Rent-A-Center:
Rio Rancho, NM	-	-	145,698		289,284			434,982

Riser Foods:
Maple Heights, OH	-	-	1,034,758		2,874,414			3,909,172

Rite Aid:
Mobile, AL	-	-	1,136,618		1,694,187			2,830,805
Orange Beach, AL	-	-	1,409,980		1,996,043			3,406,023

Roadhouse Grill:
Cheektowaga, NY	-	-	689,040		386,251			1,075,291

Robb & Stucky:
Ft. Myers, FL	-	-	2,188,440		6,225,401			8,413,841

Roger & Marv’s:
Kenosha, WI	-	-	1,917,607		3,431,363			5,348,970

Ross Dress For Less:
Coral Gables, FL	-	-	1,782,346		1,661,174			3,443,520
Lodi, CA	-	-	613,710		-			613,710

Schlotzsky’s Deli:
Phoenix, AZ	-	-	706,306		315,469			1,021,775
Phoenix, AZ	-	-	593,718		282,777			876,495
Scottsdale, AZ	-	-	717,138		310,610			1,027,748

7-Eleven:
Land’O Lakes, FL	816,944	-	1,076,572		816,944			1,893,516
Tampa Palms, FL	917,432	-	1,080,670		917,432			1,998,102

Shop & Save:
Homestead, PA	-	-	1,139,419		(c)			1,139,419

Skipper’s Fish & Chips:
Salem, OR	-	-	555,951		735,651			1,291,602
Spokane, WA	-	-	470,840		530,289			1,001,129

Sports Authority:
Tampa, FL	-	-	2,127,503		1,521,730			3,649,233
Memphis, TN	2,573,264	-	820,340		2,573,264			3,393,604
Little Rock, AR	-	-	3,113,375		2,660,206			5,773,581

Star Cafe:
Henderson, TX	-	-	151,832		149,844			301,676

Steak & Ale:
Jacksonville, FL	-	-	986,565		855,523			1,842,088
Indianpolis, IN	-	-	639,584		1,015,173			1,654,757
Indianpolis, IN	-	-	398,841		1,011,771			1,410,612
Oklahoma City, OK	-	-	463,814		927,781			1,391,595
Richmond, VA	-	-	712,840		995,148			1,707,988
Garland, TX	-	-	366,044		932,988			1,299,032

Stop & Go:
Grand Prairie, TX	-	-	421,254		684,568			1,105,822
Kennedale, TX	-	-	399,988		692,190			1,092,178

SuperValu:
Huntington, WV	-	-	1,254,238		760,602			2,014,840
Warwick, RI	-	-	1,699,330		(c)			1,699,330

Swansea Quick Cash:
Swansea, IL	-	-	45,815		132,365			178,180

Taco Bell:
Ocala, FL	-	-	275,023		754,990			1,030,013
Ormond Beach, FL	-	-	632,337		525,616			1,157,953
Brooklyn Park, MN	-	-	283,782		418,740			702,522
Chanhassen, MN	-	-	291,317		648,900			940,217
Saint Cloud, MN	-	-	279,243		301,790			581,033
West Saint Paul, MN	-	-	476,860		1,292,650			1,769,510

Tara Grinna Swimwear:
Conway, SC	-	-	247,173		1,140,660			1,387,833

Target:
Chico, CA	-	-	1,269,272		-			1,269,272
Victorville, CA	-	-	1,908,815		-			1,908,815
San Diego, CA	-	-	2,672,390		-			2,672,390

Texas Roadhouse:
Grand Junction, CO	-	-	584,237		920,143			1,504,380
Thornton, CO	-	-	598,556		1,019,164			1,617,720

TGI Friday’s:
Corpus Christi, TX	-	-	1,209,702		1,532,125			2,741,827

Tony Roma’s:
Montgomery, AL	-	-	1,418,158		1,140,080			2,558,238

Top’s:
Lacy, WA	-	-	2,777,449		7,082,150			9,859,599

United Trust Bank:
Bridgeview, IL	-	-	673,238		744,154			1,417,392

Vacant Property:
Vernon, TX	-	-	105,798		328,943			434,741
Fairfax, VA	-	-	1,161,318		1,679,628			2,840,946
Raleigh, NC	-	-	1,848,026		1,753,635			3,601,661
Ft. Myers, FL	-	-	1,956,579		4,045,196			6,001,775
Federal Way, WA	-	-	2,037,392		1,661,577			3,698,969
Bourbonnais, IL	-	-	298,192		1,329,492			1,627,684
Clovis, NM	-	-	230,270		768,727			998,997
Everett, PA	-	-	226,366		809,837			1,036,203
Middletown, OH	-	-	240,849		718,353			959,202
Rincon, GA	-	-	244,607		791,808			1,036,415
Stillwater, OK	-	-	253,603		1,086,792			1,340,395
Augusta, GA	-	-	176,656		674,253			850,909
Eden Prairie, MN	-	-	259,665		722,153			981,818
Florissant, MO	-	-	77,726		138,547			216,273
Greenville, NC	-	-	244,905		314,186			559,091
Hammond, LA	-	-	247,600		813,514			1,061,114
Mesa, AZ	-	-	195,652		512,566			708,218
Red Oak, TX	-	-	73,290		520,950			594,240
Riverdale, GA	-	-	255,286		344,714			600,000
Southfield, MI	-	-	366,448		643,759			1,010,207
Tucson, AZ	-	-	827,002		305,209			1,132,211

Vons:
Moreno Valley, CA	-	-	759,052		1,652,162			2,411,214

Wal-Mart:
Sealy, TX	-	-	1,344,244		1,483,362			2,827,606
Aransas Pass, TX	-	-	190,505		2,640,175			2,830,680
Winfield, AL	-	-	419,811		1,684,505			2,104,316
Corpus Christi, TX	-	-	223,998		2,158,955			2,382,953
Beeville, TX	-	-	507,231		2,315,424			2,822,655
Corpus Christi, TX	-	-	630,043		3,131,407			3,761,450

Waremart:
Eureka, CA	-	-	3,135,036		5,470,607			8,605,643

Wendy’s Old Fashioned Hamburger:
Fenton, MO	-	-	307,068		496,410			803,478
Sacramento, CA	-	-	585,872		-			585,872
New Kensington, PA	-	-	501,136		333,445			834,581

Whataburger:
Albuquerque, NM	-	-	624,318		418,975			1,043,293

Warehouse Music:
Homewood, AL	-	-	1,031,974		696,950			1,728,924

Leasehold Interests:	-	-	3,380,756		-			3,380,756

	$38,600,938	$-	$352,345,753		$389,492,089			$741,837,842

Real estate the company has invested in under direct financing leases:

Academy:
Houston, TX	$-	$-	$-	$	(c)		$	(c)
Houston, TX	-	-	-		(c)			(c)
N. Richland Hills, TX	-	-	-		(c)			(c)
Houston, TX	-	-	-		(c)			(c)
Houston, TX	-	-	-		(c)			(c)
Baton Rouge, LA	-	-	-		(c)			(c)

Barnes & Noble:
Plantation, FL	-	-	-		(c)			(c)

Best Buy:
Evanston, IL	-	-	-		(c)			(c)

Borders Books & Music:
Altamonte Springs, FL	-	-	-		(c)			(c)

Checkers:
Orlando, FL	-	-	-		(c)			(c)

Dave & Buster’s:
Utica, MI	-	-	-		(c)			(c)

Eckerd:
San Antonio, TX	-	-	-		(c)			(c)
Dallas, TX	-	-	-		(c)			(c)
Arlington, TX	-	-	-		(c)			(c)
Millville, NJ	-	-	-		(c)			(c)
Atlanta, GA	-	-	-		(c)			(c)
Mantua, NJ	-	-	-		(c)			(c)
Vineland, NJ	1,901,335	-	-		(c)			(c)
Amarillo, TX	-	-	-		(c)			(c)
Amarillo, TX	-	-	-		(c)			(c)
Amarillo, TX	-	-	(d)		(d)			(d)
Glassboro, NJ	-	-	-		(c)			(c)
Kissimmee, FL	-	-	-		(c)			(c)
Alice, TX	-	-	(d)		(d)			(d)
Tampa, FL	-	-	-		(c)			(c)
Lafayette, LA	-	-	-		(c)			(c)
Moore, OK	-	-	-		(c)			(c)
East Point, GA	-	-	(d)		(d)			(d)
Irving, TX	-	-	-		(c)			(c)
Ft. Worth, TX	78,461	-	(d)		(d)			(d)
Williston, FL	-	-	-		(c)			(c)
Jasper, FL	-	-	-		(c)			(c)
Oklahoma City, OK	-	-	(n)		(c)			(c)
Oklahoma City, OK	-	-	(n)		(c)			(c)
Norman, OK	-	-	-		(c)			(c)
Chattanooga, TN	-	-	-		(c)			(c)
Del City, OK	1,376,025	-	-		(c)			(c)
Arlington, TX	1,416,071	-	-		(c)			(c)
Kennett Square, PA	1,984,435	-	(n)		(c)			(c)
Arlington, TX	-	-	-		(c)			(c)

Food 4 Less:
Lemon Grove, CA	-	-	-		(c)			(c)
Chula Vista, CA	-	-	-		(c)			(c)

Food Lion:
Keystone Heights, FL	-	-	(d)		(d)			(d)
Chattanooga, TN	-	-	(d)		(d)			(d)
Lynchburg, VA	-	-	(d)		(d)			(d)
Martinsburg, WV	-	-	(d)		(d)			(d)

Good Guys, The:
Stockton, CA	-	-	(d)		(d)			(d)
Portland, OR	-	-	(d)		(d)			(d)

Heilig-Meyers:
York, PA	-	-	(d)		(d)			(d)
Marlow Heights, MD	-	-	(d)		(d)			(d)

International House of Pancakes:
Stafford, TX	-	-	-		(c)			(c)
Sunset Hills, MO	-	-			(c)			(c)
Las Vegas, NV	-	-	-		(c)			(c)
Ft. Worth, TX	-	-	-		(c)			(c)
Arlington, TX	-	-	-		(c)			(c)
Matthews, NC	-	-	-		(c)			(c)
Phoenix, AZ	-	-	-		(c)			(c)

Jared Jewelers:
Aurora, IL	-	-	(n)		(c)			(c)
Glendale, AZ	-	-	(n)		(c)			(c)
Oviedo, FL	-	-	(n)		(c)			(c)
Phoenix, AZ	-	-	(n)		(c)			(c)
Toledo, OH	-	-	(n)		(c)			(c)
Lewisville, TX	-	-	(n)		(c)			(c)

Kash ’N Karry:
Brandon, FL	-	-	(d)		(d)			(d)

Levitz:
Tempe, AZ	-	-	(d)		(d)			(d)

Oshman’s Sporting Goods:
Dallas, TX	-	-	-		(c)			(c)

Shop & Save:
Homestead, PA	-	-	-		(c)			(c)

SuperValu:
Warwick, RI	-	-	-		(c)			(c)

	$6,756,327	$-	$-		$-			$-

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2002

	Accumulated depreciation and amortization		Date of construction	Date acquired		Life on which depreciation and amortization in latest income statement is computed

Real estate the company has invested in under operating leases:

Academy:
Houston, TX	$	(c)	1994	05/95		(c)
Houston, TX		(c)	1995	06/95		(c)
N. Richland Hills, TX		(c)	1996	08/95	(h)	(c)
Houston, TX		(c)	1996	02/96	(h)	(c)
Houston, TX		(c)	1996	06/96	(h)	(c)
Baton Rouge, LA		(c)	1997	08/96	(h)	(c)
Houston, TX		154,309	1976	03/99		40 years
Pasadena, TX		206,700	1994	03/99		40 years
Beaumont, TX		232,170	1992	03/99		40 years

Albertsons:
Watsonville, CA		-	(f)	03/99		(f)
Sonora, CA		-	(f)	03/99		(f)

American Signature Home:
White Marsh, MD		360,141	1998	03/98	(i)	40 years

Applebee's:
Ballwin, CA		36,552	1995	12/01		40 years

Arby's:
Colorado Springs, CO		13,894	1998	12/01		40 years
Thomson, GA		13,113	1997	12/01		40 years
Whitmore Lake, MI		12,211	1993	12/01		40 years
Albuquerque, NM		13,224	1993	12/01		40 years
Albuquerque, NM		13,385	1988	12/01		40 years
Santa Fe, NM		8,905	1998	12/01		40 years
Washington Courthouse, OH		14,215	1998	12/01		40 years

Ashley Furniture:
Altamonte Springs, FL		647,342	1997	09/97		40 years

Babies “R” Us:
Arlington, TX		424,973	1996	06/96		40 years
Independence, MO		59,946	1996	12/01		40 years

Barnes & Noble:
Brandon, FL		304,593	1995	08/94	(h)	40 years
Denver, CO		561,542	1994	09/94		40 years
Houston, TX		434,288	1995	10/94	(h)	40 years
Plantation, FL		(c)	1996	05/95	(h)	(c)
Freehold, NJ		391,220	1995	01/96		40 years
Dayton, OH		453,300	1996	05/97		40 years
Redding, CA		225,228	1997	06/97		40 years
Marlton, NJ		445,351	1998	11/98		40 years

Bed, Bath & Beyond:
Richmond, VA		41,457	1997	06/98		33 years
Los Angeles, CA		318,594	1975	11/98		40 years
Glendale, AZ		238,491	1999	12/98	(i)	40 years

Bennigan's:
Aurora, CO		32,823	1996	12/01		40 years
Milford, CT		18,159	1988	12/01		40 years
Altamonte Springs, FL		24,074	1988	12/01		40 years
Gainsville, FL		22,105	1993	12/01		40 years
Jacksonville, FL		26,721	1993	12/01		40 years
Schaumburg, IL		34,146	1988	12/01		40 years
Flint, MI		23,315	1993	12/01		40 years
Raleigh, NC		22,831	1993	12/01		40 years
Tulsa, OK		33,609	1993	12/01		40 years
Wichita Falls, TX		28,839	1993	12/01		40 years

Best Buy:
Brandon, FL		407,158	1996	02/97		40 years
Evanston, IL		(c)	1994	02/97		(c)
Cuyahoga Falls, OH		326,872	1970	06/97		40 years
Rockville, MD		466,521	1995	07/97		40 years
Fairfax, VA		432,421	1995	08/97		40 years
St. Petersburg, FL		43,516	1997	09/97		33 years
North Fayette, PA		260,343	1997	06/98		40 years
Denver, CO		168,531	1991	06/01		40 years

Blockbuster:
Conyers, GA		77,068	1997	06/97		40 years
Mobile, AL		12,982	1997	12/01		40 years
Mobile, AL		14,648	1997	12/01		40 years
Gainesville, GA		15,926	1997	12/01		40 years
Glasgow, KY		14,607	1997	12/01		40 years
Alice, TX		15,059	1995	12/01		40 years
Kingsville, TX		11,919	1995	12/01		40 years

BMW:
Duluth, GA		106,255	1984	12/01		40 years

Borders Books & Music:
Wilmington, DE		1,216,381	1994	12/94		40 years
Richmond, VA		491,394	1995	06/95		40 years
Ft. Lauderdale, FL		58,673	1995	02/96		33 years
Bangor, ME		405,826	1996	06/96		40 years
Altamonte Springs, FL		(c)	1997	09/97		(c)

Boston Market:
Geneva, IL		25,786	1996	12/01		40 years
Orland Park, IL		12,965	1995	12/01		40 years
Wheaton, IL		25,210	1995	12/01		40 years
Burton, MI		18,418	1997	12/01		40 years
Novi, MI		13,953	1995	12/01		40 years
North Olmsted, OH		11,386	1996	12/01		40 years
Warren, OH		12,177	1997	12/01		40 years
Dunmore, PA		12,708	1996	12/01		40 years

Buffalo Wild Wings:
Michigan City, IN		12,813	1996	12/01		40 years

Burger King:
Colonial Heights, VA		15,880	1997	12/01		40 years
Charles Town, WV		16,674	1985	12/01		40 years

Carino's:
Beaumont, TX		35,506	2000	12/01		40 years
Lewisville, TX		26,528	1994	12/01		40 years
Lubbock, TX		31,394	1995	12/01		40 years

Champps:
Alpharetta, GA		42,756	1999	12/01		40 years
Irving, TX		44,902	2000	12/01		40 years

Checkers:
Orlando, FL		(c)	1988	07/92		(c)

Claim Jumper:
Tempe, AZ		76,057	2000	12/01		40 years
Roseville, CA		52,439	2001	12/01		40 years

Computer City:
Baton Rouge, LA		159,942	1995	12/95		40 years
Miami, FL		406,130	1994	04/94		40 years

Damon's:
Chandler, AZ		19,926	1997	12/01		40 years

Dave & Buster's:
Utica, MI		(c)	1998	06/98		(c)

Denny's:
Columbus, TX		21,267	1997	12/01		40 years
Tyler, TX		11,914	1995	12/01		40 years

Dick's Clothing:
Taylor, MI		555,102	1996	08/96		40 years
White Marsh, MD		616,489	1996	08/96		40 years

Dollar Tree:
Garland, TX		23,481	1994	02/94		40 years
Copperas Cove, TX		54,326	1972	11/98		40 years

Donato's:
Medina, OH		12,073	1996	12/01		40 years

Eckerd:
San Antonio, TX		(c)	1993	12/93		(c)
Dallas, TX		(c)	1994	01/94		(c)
Arlington, TX		(c)	1994	02/94		(c)
Millville, NJ		(c)	1994	03/94		(c)
Atlanta, GA		(c)	1994	03/94		(c)
Mantua, NJ		(c)	1994	06/94		(c)
Amarillo, TX		(c)	1994	12/94		(c)
Amarillo, TX		(c)	1994	12/94		(c)
Glassboro, NJ		(c)	1994	12/94		(c)
Kissimmee, FL		(c)	1995	04/95		(c)
Tampa, FL		(c)	1995	12/95		(c)
Douglasville, GA		172,226	1996	01/96		40 years
Lafayette, LA		(c)	1995	01/96		(c)
Moore, OK		(c)	1995	01/96		(c)
Midwest City, OK		188,267	1996	03/96		40 years
Irving, TX		(c)	1996	12/96		(c)
Jasper, FL		(c)	1994	01/97		(c)
Williston, FL		(c)	1995	01/97		(c)
Pantego, TX		200,735	1997	06/97		40 years
Conyers, GA		138,389	1997	06/97		40 years
Norman, OK		(c)	1997	06/97		(c)
Chattanooga, TN		(c)	1997	09/97		(c)
Arlington, TX		152,743	1998	11/97	(i)	40 years
Leavenworth, KS		151,105	1998	11/97	(i)	40 years
Augusta, GA		167,226	1997	12/97		40 years
Riverdale, GA		215,210	1997	12/97		40 years
Warner Robbins, GA		121,455	1999	3/98	(i)	40 years
Lewisville, TX		143,280	1998	04/98	(i)	40 years
Forest Hill, TX		128,466	1998	04/98	(i)	40 years
Del City, OK		(c)	1998	05/98		(c)
Arlington, TX		(c)	1998	05/98		(c)
Garland, TX		143,331	1998	06/98	(i)	40 years
Garland, TX		144,404	1998	06/98	(i)	40 years
Oklahoma City, OK		145,578	1999	08/98	(i)	40 years
Vineland, NJ		(c)	1999	09/98		(c)
Richardson, TX		-	(g)	06/99		(g)
Gladstone, MO		103,287	2000	12/99	(i)	40 years
Falls Church, VA		45,226	2002	10/01		40 years
West Mifflin, PA		44,710	2002	02/02		40 years)
Norfolk, PA		39,299	2002	02/02		40 years
Thorndale, PA		54,076	2002	02/02		40 years

Enterprise Rent-A-Car
Wilmington, NC		8,524	1995	12/01		40 years

Fazoli's Restaurant:
Bay City, MI		16,508	1997	12/01		40 years

Food 4 Less:
Lemon Grove, CA		(c)	1996	07/95	(h)	(c)
Chula Vista, CA		(c)	1995	11/98		(c)

Gateway:
Glendale, AZ		84,497	1999	12/98	(i)	40 years

Golden Corral:
Gilmer, TX		157,851	1984	12/84		35 years
Leitchfield, KY		163,266	1984	12/84		35 years
Atlanta, GA		195,734	1985	01/85		35 years
Abbeville, LA		188,974	1985	04/85		35 years
Lake Placid, FL		159,075	1985	05/85		35 years
Tampa, FL		34,870	1997	12/01		40 years
Brandon, FL		36,211	1998	12/01		40 years
Dallas, TX		26,686	1994	12/01		40 years

Good Guys, The:
Foothill Ranch, CA		376,090	1995	12/96		40 years
Riverside, CA		395,819	1995	05/97		40 years
Bellingham, WA		200,350	1994	06/98		40 years
East Palo Alto, CA		322,751	1999	12/98	(h)	40 years

GymKix:
Copperas Cove, TX		45,905	1972	11/98		40 years

H&R Block:
Swansea, IL		3,959	1997	12/01		40 years

Hancock Fabrics:
Arlington, TX		206,417	1996	06/96		40 years

Hastings:
Nacogdoches, TX		129,670	1997	11/98		40 years

Haverty's:
Clearwater, FL		608,260	1992	05/93		40 years
Pensacola, FL		259,696	1994	06/96		40 years
Bowie, MD		379,166	1997	12/97		38.5 years

Heilig-Meyers:
Baltimore, MD		83,848	1968	11/98		40 years
Glen Burnie, MD		96,058	1968	11/98		40 years

Hollywood Video:
Cincinnati, OH		13,558	1998	12/01		40 years
Clifton, CO		19,075	1998	12/01		40 years

Homelife:
Orlando, FL		524,109	1992	05/93		40 years
Tampa, FL		333,016	1992	06/96		40 years

Hooters:
Tampa, FL		13,145	1993	12/01		40 years

Hy-Vee:
St. Joseph, MO		20,782	2002	09/02		40 years

International House of Pancakes:
Stafford, TX		(c)	1992	10/93		(c)
Sunset Hills, MO		(c)	1993	10/93		(c)
Las Vegas, NV		(c)	1993	12/93		(c)
Ft. Worth, TX		(c)	1993	12/93		(c)
Arlington, TX		(c)	1993	12/93		(c)
Matthews, NC		(c)	1993	12/93		(c)
Phoenix, AZ		(c)	1993	12/93		(c)
Midwest City, OK		-	(k)	03/96		(k)

Jared Jewelers:
Richmond, VA		34,796	1998	12/01		40 years
Brandon, FL		18,487	2002	05/02		40 years
Lithonia, GA		19,013	2002	05/02		40 years
Houston, TX		1,500	2002	12/02		40 years

Jo-Ann Etc:
Corpus Christi, TX		206,651	1967	11/93		40 years

Just For Feet:
Albuquerque, NM		323,561	1997	06/97		40 years

Kash N’ Karry:
Palm Harbor, FL		-	(f)	03/99		(f)
Gainesville, FL		-	(f)	03/99		(f)
Brandon, FL		-	(f)	03/99		(f)
Sarasota, FL		-	(f)	03/99		(f)

Keg Steakhouse:
Gresham, OR		2,820	1993	12/01		40 years
Bellingham, WA		11,865	1981	12/01		40 years
Lynnwood, WA		16,907	1992	12/01		40 years
Tacoma, WA		20,696	1981	12/01		40 years

KFC:
Marysville, WA		14,208	1996	12/01		40 years
Erie, PA		12,919	1996	12/01		40 years

Kona Steakhouse:
Round Rock, TX		21,783	1998	12/01		40 years

Lowe’s:
Memphis, TN		124,275	06/02	06/02		40 years

Magic Dollar:
Memphis, TN		58,573	1998	11/98		40 years

Michaels:
Fairfax, VA		63,510	1995	12/95		40 years
Grapevine, TX		234,665	1998	06/98		40 years

MJ Designs:
Arlington, TX		281,988	1996	06/96		40 years

Mortgage Marketing:
Swansea, IL		6,900	1997	12/01		40 years

Mountain Jack's:
Centerville, OH		27,589	1986	12/01		40 years

Office Depot:
Arlington, TX		314,551	1991	01/94		40 years
Richmond, VA		320,876	1996	05/96		40 years

OfficeMax:
Corpus Christi, TX		240,213	1967	11/93		40 years
Dallas, TX		384,843	1993	12/93		40 years
Cincinnati, OH		333,918	1994	07/94		40 years
Evanston, IL		332,239	1995	06/95		40 years
Altamonte Springs, FL		524,506	1995	01/96		40 years
Cutler Ridge, FL		240,665	1995	06/96		40 years
Sacramento, CA		444,377	1996	12/96		40 years
Salinas, CA		268,682	1995	02/97		40 years
Redding, CA		302,237	1997	06/97		40 years
Kelso, WA		223,812	1998	09/97	(i)	40 years
Lynchburg, VA		198,632	1998	02/98		40 years
Leesburg, FL		194,912	1998	08/98		40 years
Plymouth Meeting, PA		208,651	1999	10/98	(i)	40 years
Tigard, OR		231,755	1995	11/98		40 years
Dover, NJ		333,927	1995	11/98		40 years
Griffin, GA		167,052	1999	11/98	(i)	40 years

Oshman’s Sporting Goods:
Dallas, TX		(c)	1994	03/94		(c)

Party City:
Memphis, TN		100,613	1999	12/98		40 years

Pasta Bella:
Marietta, GA		184,838	1984	12/84		35 years

Penn Station Subs:
Florissant, MO		11,500	1997	12/01		40 years

Perfect Teeth:
Rio Rancho, NM		3,181	1997	12/01		40 years

Petco:
Grand Forks, ND		114,681	1996	12/97		40 years

PETsMART:
Chicago, IL		382,564	1998	09/98		40 years

Pier 1 Imports:
Anchorage, AK		284,264	1995	02/96		40 years
Memphis, TN		113,849	1997	09/96	(h)	40 years
Sanford, FL		96,203	1998	06/97	(h)	40 years
Knoxville, TN		72,718	1999	01/98	(h)	40 years
Mason, OH		78,364	1999	06/98	(h)	40 years
Harlingen, TX		60,670	1999	11/98	(h)	40 years
Valdosta, GA		62,962	1999	01/99	(h)	40 years

Pizza Hut:
Monroeville, AL		1,152	1996	12/01		40 years

Popeye’s:
Snellville, GA		11,368	1995	12/01		40 years

Quizno’s:
Rio Rancho, NM		2,411	1997	12/01		40 years

Rally’s:
Toledo, OH		86,607	1989	07/92		38.8 years

Red Robin:
Highlands Ranch, CO		59,202	1996	12/01		40 years
Columbus, OH		28,835	1998	12/01		40 years
Issaquah, WA		50,517	1995	12/01		40 years

Rent-A-Center:
Rio Rancho, NM		7,634	1997	12/01		40 years

Riser Foods:
Maple Heights, OH		422,180	1985	02/97		40 years

Rite Aid:
Mobile, AL		44,120	2000	12/01		40 years
Orange Beach, AL		51,980	2000	12/01		40 years

Roadhouse Grill:
Cheektowaga, NY		10,059	1994	12/01		40 years

Robb & Stucky:
Ft. Myers, FL		793,852	1997	12/97		40 years

Roger & Marv’s:
Kenosha, WI		499,293	1992	02/97		40 years

Ross Dress For Less:
Coral Gables, FL		210,785	1994	06/96		40 years
Lodi, CA		-	(f)	03/99		(f)

Schlotzsky’s Deli:
Phoenix, AZ		8,215	1995	12/01		40 years
Phoenix, AZ		7,364	1995	12/01		40 years
Scottsdale, AZ		8,089	1995	12/01		40 years

7-Eleven:
Land’O Lakes, FL		80,843	1999	10/98	(i)	40 years
Tampa Palms, FL		86,965	1999	12/98	(i)	40 years

Shop & Save:
Homestead, PA		(c)	1994	02/97		(c)

Skipper’s Fish & Chips:
Salem, OR		19,158	1996	12/01		40 years
Spokane, WA		13,810	1996	12/01		40 years

Sports Authority:
Tampa, FL		247,598	1994	06/96		40 years
Memphis, TN		270,729	1998	12/97	(i)	40 years
Little Rock, AR		285,418	1998	09/98		40 years

Star Cafe:
Henderson, TX		9,409	1995	12/01		40 years

Steak & Ale:
Jacksonville, FL		22,279	1996	12/01		40 years
Indianpolis, IN		26,437	1996	12/01		40 years
Indianpolis, IN		26,348	1996	12/01		40 years
Oklahoma City, OK		24,161	1996	12/01		40 years
Richmond, VA		25,915	1996	12/01		40 years
Garland, TX		24,297	1996	12/01		40 years

Stop & Go:
Grand Prairie, TX		17,827	1986	12/01		40 years
Kennedale, TX		18,026	1985	12/01		40 years

SuperValu:
Huntington, WV		111,713	1971	02/97		40 years
Warwick, RI		(c)	1992	02/97		(c)

Swansea Quick Cash:
Swansea, IL		3,449	1997	12/01		40 years

Taco Bell:
Ocala, FL		19,661	2001	12/01		40 years
Ormond Beach, FL		13,688	2001	12/01		40 years
Brooklyn Park, MN		10,905	1996	12/01		40 years
Chanhassen, MN		16,898	1997	12/01		40 years
Saint Cloud, MN		7,859	1999	12/01		40 years
West Saint Paul, MN		33,663	1999	12/01		40 years

Tara Grinna Swimwear:
Conway, SC		43,284	1997	11/98		37.4 years

Target:
Chico, CA		-	(f)	03/99		(f)
Victorville, CA		-	(f)	03/99		(f)
San Diego, CA		-	(f)	03/99		(f)

Texas Roadhouse:
Grand Junction, CO		23,962	1997	12/01		40 years
Thornton, CO		26,541	1998	12/01		40 years

TGI Friday’s:
Corpus Christi, TX		39,899	1995	12/01		40 years

Tony Roma’s:
Montgomery, AL		29,690	1999	12/01		40 years

Top’s:
Lacy, WA		1,040,191	1992	02/97		40 years

United Trust Bank:
Bridgeview, IL		19,379	1997	12/01		40 years

Vacant Property:
Vernon, TX		171,520	1985	03/85		35 years
Fairfax, VA		65,916	1995	12/95		40 years
Raleigh, NC		285,453	1995	06/96		40 years
Ft. Myers, FL		509,863	1997	12/97		40 years
Federal Way, WA		188,658	1994	06/98		40 years
Bourbonnais, IL		50,450	1997	11/98		37.4 years
Clovis, NM		47,402	1996	11/98		38 years
Everett, PA		40,786	1998	11/98		37.4 years
Middletown, OH		33,372	1997	11/98		37.4 years
Rincon, GA		35,577	1997	11/98		37.4 years
Stillwater, OK		43,472	1998	11/98		37.5 years
Augusta, GA		17,559	1998	12/01		40 years
Eden Prairie, MN		18,806	1997	12/01		40 years
Florissant, MO		3,608	1997	12/01		40 years
Greenville, NC		8,093	1994	12/01		40 years
Hammond, LA		21,185	1997	12/01		40 years
Mesa, AZ		13,348	1997	12/01		40 years
Red Oak, TX		13,566	1986	12/01		40 years
Riverdale, GA		8,977	1995	12/01		40 years
Southfield, MI		16,765	1976	12/01		40 years
Tucson, AZ		7,948	1974	12/01		40 years

Von’s:
Moreno Valley, CA		156,611	1983	03/99		40 years

Wal-Mart:
Sealy, TX		140,610	1982	03/99		40 years
Aransas Pass, TX		250,267	1983	03/99		40 years
Winfield, AL		159,677	1983	03/99		40 years
Corpus Christi, TX		204,651	1983	03/99		40 years
Beeville, TX		219,483	1983	03/99		40 years
Corpus Christi, TX		296,831	1983	03/99		40 years

Waremart:
Eureka, CA		803,494	1965	02/97		40 years

Wendy’s Old Fashioned Hamburger:
Fenton, MO		158,262	1985	07/92		33 years
Sacramento, CA		-	(k)	02/98		(k)
New Kensington, PA		8,682	1980	12/01		40 years

Whataburger:
Albuquerque, NM		10,910	1995	12/01		40 years

Warehouse Music:
Homewood, AL		18,149	1997	12/01		40 years

Leasehold Interests:		953,633	-	(p)		(o)

		$38,671,148

Real estate the company has invested in under direct financing leases:

Academy:
Houston, TX	$	(c)	1994	05/95		(c)
Houston, TX		(c)	1995	06/95		(c)
N. Richland Hills, TX		(c)	1996	08/95	(h)	(c)
Houston, TX		(c)	1996	02/96	(h)	(c)
Houston, TX		(c)	1996	06/96	(h)	(c)
Baton Rouge		(c)	1997	08/96	(h)	(c)

Barnes & Noble:
Plantation, FL		(c)	1996	05/95	(h)	(c)

Best Buy:
Evanston, IL		(c)	1994	02/97		(c)

Borders Books & Music:
Altamonte Springs, FL		(c)	1997	09/97		(c)

Checkers:
Orlando, FL		(c)	1988	07/92		(c)

Dave & Buster’s:
Utica, MI		(c)	1998	06/98		(c)

Eckerd:
San Antonio, TX		(c)	1993	12/93		(c)
Dallas, TX		(c)	1994	01/94		(c)
Arlington, TX		(c)	1994	02/94		(c)
Millville, NJ		(c)	1994	03/94		(c)
Atlanta, GA		(c)	1994	03/94		(c)
Mantua, NJ		(c)	1994	06/94		(c)
Vineland, NJ		(c)	1999	03/99	(j)	(c)
Amarillo, TX		(c)	1994	12/94		(c)
Amarillo, TX		(c)	1994	12/94		(c)
Amarillo, TX		(d)	1994	12/94		(d)
Glassboro, NJ		(c)	1994	12/94		(c)
Kissimmee, FL		(c)	1995	04/95		(c)
Alice, TX		(d)	1995	06/95		(d)
Tampa, FL		(c)	1995	12/95		(c)
Lafayette, LA		(c)	1995	01/96		(c)
Moore, OK		(c)	1995	01/96		(c)
East Point, GA		(d)	1996	12/96		(d)
Irving, TX		(c)	1996	12/96		(c)
Ft. Worth, TX		(d)	1996	12/96		(d)
Williston, FL		(c)	1995	01/97		(c)
Jasper, FL		(c)	1994	01/97		(c)
Oklahoma City, OK		(c)	1997	06/97		(c)
Oklahoma City, OK		(c)	1997	06/97		(c)
Norman, OK		(c)	1997	06/97		(c)
Chattanooga, TN		(c)	1997	09/97		(c)
Del City, OK		(c)	1998	10/98	(j)	(c)
Arlington, TX		(c)	1998	11/98	(j)	(c)
Kennett Square, PA		(c)	2000	12/00		(c)
Arlington, TX		(c)	2002	02/02		(c)

Food 4 Less:
Lemon Grove, CA		(c)	1996	07/95	(h)	(c)
Chula Vista, CA		(c)	1995	11/98		(c)

Food Lion:
Keystone Heights, FL		(d)	1993	05/93		(d)
Chattanooga, TN		(d)	1993	10/93		(d)
Lynchburg, VA		(d)	1994	01/94		(d)
Martinsburg, WV		(d)	1994	08/94		(d)

Good Guys, The:
Stockton, CA		(d)	1991	07/94		(d)
Portland, OR		(d)	1996	05/96		(d)

Heilig-Meyers:
York, PA		(d)	1997	11/98		(d)
Marlow Heights, MD		(d)	1968	11/98		(d)

International House of Pancakes:
Stafford, TX		(c)	1992	10/93		(c)
Sunset Hills, MO		(c)	1993	10/93		(c)
Las Vegas, NV		(c)	1993	12/93		(c)
Ft. Worth, TX		(c)	1993	12/93		(c)
Arlington, TX		(c)	1993	12/93		(c)
Matthews, NC		(c)	1993	12/93		(c)
Phoenix, AZ		(c)	1993	12/93		(c)

Jared Jewelers:
Aurora, IL		(c)	2000	12/01		(c)
Glendale, AZ		(c)	1998	12/01		(c)
Oviedo, FL		(c)	1998	12/01		(c)
Phoenix, AZ		(c)	1998	12/01		(c)
Toledo, OH		(c)	1998	12/01		(c)
Lewisville, TX		(c)	1998	12/01		(c)

Kash ’N Karry:
Brandon, FL		(d)	1997	10/96	(h)	(d)

Levitz:
Tempe, AZ		(d)	1994	01/95		(d)

Oshman’s Sporting Goods:
Dallas, TX		(c)	1994	03/94		(c)

Shop & Save:
Homestead, PA		(c)	1994	02/97		(c)

SuperValu:
Warwick, RI		(c)	1992	02/97		(c)

		$-

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2002
(a)	Transactions in real estate and accumulated depreciation during 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000

Land, buildings and leasehold interests:
Balance at beginning of year	$737,957,847	$542,400,537	$568,216,480
Acquisitions and tenant improvements	40,106,987	253,240,399	1,963,085
Disposition of land, buildings and leasehold interests	(32,643,283)	(57,557,741)	(27,779,028)
Provision for loss on impairment of real estate	(3,285,493)	(125,348)	-

Balance at the close of year	$742,136,058	$737,957,847	$542,400,537

Accumulated depreciation and amortization:
Balance at the beginning of year	$31,678,077	$27,438,288	$22,022,978
Disposition of land, building, and leasehold interests	(3,155,003)	(3,262,991)	(2,353,983)
Depreciation and amortization expense	10,148,074	7,502,780	7,769,293

Balance at the close of year	$38,671,148	$31,678,077	$27,438,288

(b)

As of December 31, 2002, all of the leases are treated as operationg leases for federal income tax purposes. As of December 31, 2002, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $804,644,927.

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

(i)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(j)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(k)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(l)	Property is encumbered as a part of the Company's $39,450,000 long-term, fixed rate mortgage and security agreement.

(m)

Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(n)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(o)	The leasehold interests are amortized over the life of the respective leases which range from 4.5 and 12.5 years.

(p)	The leasehold interest sites were acquired between August 1999 and August 2001.

(q)	In 2002, this property was contributed down to a wholly-owned subsidiary of the Company at the property's net book value.

(r)	Property is encumbered as a part of the Company's $21,000,000 long-term, fixed rate mortgage and security agreement.

(s)	In 2002, this property was owned by a wholly-owned limited liability entity that was dissolved into the Company.

See accompanying report of independent auditors' on supplementary information.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE December 31, 2002
Description	Interest rate	Final maturity date	Periodic payment terms	Prior liens	Face amount of mortgages	Carrying amount of mortgages	(e)	Principal amount of loans subject to delinquent principal or interest

First mortgages on retail properties:

National City, CA	11.5%	2009	(b)	-	$2,765,000	$1,552,217		$-

San Jose, CA	11.5%	2009	(b)	-	2,565,000	1,487,881		-

Rockledge, FL	10.0%	2018	(b)	-	400,000	387,940		-

Bonham, TX	10.0%	2013	(b)	-	210,000	199,615		-

Duncanville, TX	10.0%	2007	(d)	-	690,018	497,977		-

Independence, MO	10.0%	2007	(d)	-	1,068,788	563,102		-

Lawton and Oklahoma City, OK(g)	8.5%	2007	(c)	-	4,399,805	1,776,707		-

Burleson, TX(g)	8.5%	2007	(c)	-	2,355,279	599,220		-

Revolving lines of credit secured by various properties:
Commercial Net Lease Realty Services, Inc.	Prime rate + 0.25%	2003	(c)	-	14,845,892	14,845,892		-

					$29,299,782	$21,910,551	(a)	$-

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:
		2002	2001	2000

	Balance at beginning of year	$88,111,817	$69,756,217	$36,113,091
	New mortgage loans	30,716,396	43,984,088	42,850,026	(f)
	Deductions during the year:
	Collections of principal	(96,917,662)	(25,628,488)	(9,206,900)
	Foreclosures	-	-	-

	Balance at the close of year	$21,910,551	$88,111,817	$69,756,217

(b)	Principal and interest is payable at level amounts over the life of the loan.
(c)	Interest only payments are due quarterly. Principal is due at maturity.
(d)	Interest only payments are due monthly. Principal is due at maturity.
(e)	Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2002, 2001 and 2000 were $21,910,551, $88,111,817, and $69,756,217, respectively.
(f)	Mortgages totaling $599,252, $610,000 and $1,425,000 were accepted in connection with the sale of real estate for the years ended December 31, 2002, 2001 and 2000, respectively.
(g)

As of December 31, 1999, mortgages totaling $6,755,084 were accepted as payment towards the principal balance of the revolving line of credit for Commercial Net Lease Realty Services, Inc. (an unconsolidated affiliate of the Company).  The mortgagees are affiliates of certain members of the Company's board of directors.

See accompanying report of independent auditors’ on supplementary information.

EXHIBITS
EXHIBIT INDEX
Exhibit Number
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

		4.	Instruments defining the rights of security holders, including indentures.

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

10.13

Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.14

Third Modification of Amended and Reatated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.15

Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.16

Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

		12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

		13.	Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith).

		23.	Consent of Independent Accountants dated March 26, 2003 (filed herewith).

		99.	Additional Exhibits

			99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

			99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	No reports on Form 8-K were filed during the quarter ended December 31, 2002.