Form 10-Q
period 2003-03-31
COMMERCIAL NET LEASE REALTY INC
filed 2003-05-07
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes    X       No        .

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

40,489,296 shares of Common Stock, $0.01 par value, outstanding as of May 1, 2003.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

ASSETS	March 31, 2003	December 31, 2002

Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization of $40,618 and $38,671, respectively	$698,882	$703,465
Accounted for using the direct financing method	107,730	108,308
Investments in, mortgages and other receivables from unconsolidated affiliates	106,178	102,633
Mortgages, notes and accrued interest receivable	10,711	11,253
Cash and cash equivalents	4,851	1,737
Receivables, net of allowance	767	1,227
Accrued rental income, net of allowance	19,780	19,172
Debt costs, net of accumulated amortization of $5,614 and $5,353, respectively	2,898	3,181
Other assets	3,350	3,132

Total assets	$955,147	$954,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit payable	$57,700	$38,900
Mortgages payable	54,772	55,481
Notes payable, net of unamortized discount of $641 and $677, respectively, and unamortized interest rate hedge gain of $739 and $885, respectively	290,098	290,208
Accrued interest payable	4,390	3,560
Other liabilities	2,274	16,818

Total liabilities	409,234	404,967

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares; 1,781,645 and 1,782,024 shares issued and outstanding, at March 31, 2003 and December 31, 2002, respectively; stated liquidation value of $25 per share	44,541	44,551
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued or outstanding 40,489,296 and 40,403,611 shares at March 31, 2003 and December 31, 2002, respectively	405	404
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	530,150	528,888
Accumulated dividends in excess of net earnings	(25,431)	(21,657)
Deferred compensation	(3,752)	(3,045)

Total stockholders' equity	545,913	549,141

	$955,147	$954,108

See accompanying notes to condensed consolidated financial statements. 1

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)

	Quarter Ended March 31,
	2003	2002

Revenues:
Rental income from operating leases	$19,243	$17,545
Earned income from direct financing leases	2,830	2,864
Contingent rental income	303	419
Interest from unconsolidated affiliates and other mortgages receivable	744	2,242
Other	453	419

	23,573	23,489

Expenses:
General operating and administrative	2,600	2,263
Real estate	293	524
Interest	6,509	6,567
Depreciation and amortization	2,940	2,757
Dissenting shareholders' settlement	2,413	-

	14,755	12,111

Earnings from continuing operations before equity in earnings of unconsolidated affiliates	8,818	11,378

Equity in earnings of unconsolidated affiliates	764	640

Earnings from continuing operations	9,582	12,018

Earnings from discontinued operations	572	731

Net earnings	10,154	12,749
Preferred stock dividends	(1,001)	(1,125)

Net earnings available to common stockholders	$9,153	$11,624

Net earnings per share of common stock:
Basic
Continuing operations	$0.21	$0.27
Discontinued operations	0.02	0.02

Net earnings	$0.23	$0.29

Diluted
Continuing operations	$0.21	$0.27
Discontinued operations	0.02	0.02

Net earnings	$0.23	$0.29

Weighted average number of common shares outstanding:
Basic	40,410,574	40,638,133

Diluted	40,571,614	40,709,657

See accompanying notes to condensed consolidated financial statements. 2

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Quarter Ended March 31,
	2003	2002

Cash flows from operating activities:
Net earnings	$10,154	$12,749
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	214	262
Depreciation and amortization	2,952	2,941
Amortization of notes payable discount	36	28
Amortization of deferred interest rate hedge gain	(146)	(135)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(827)	(988)
Gain on disposition of real estate	(69)	(91)
Decrease in real estate leased to others using the direct financing method	578	518
Decrease (increase) in mortgages, notes and accrued interest receivable	35	(429)
Decrease in receivables	460	411
Increase in accrued rental income	(839)	(319)
Increase in other assets	(31)	(57)
Increase (decrease) in accrued interest payable	830	(37)
Increase (decrease) in other liabilities	(14,343)	(175)

Net cash provided by (used in) operating activities	(996)	14,678

Cash flows from investing activities:
Proceeds from the disposition of real estate	12,141	3,613
Additions to real estate accounted for using the operating method	(9,857)	(13,152)
Additions to real estate accounted for using the direct financing method	-	(3,201)
Distributions received from unconsolidated affiliates	1,083	389
Mortgage and notes payments received	459	741
Increase in mortgages and other receivable from unconsolidated affiliates	(28,112)	(31,080)
Payments received on mortgages and other receivables from unconsolidated affiliates	24,350	36,579
Other	(343)	(240)

Net cash used in investing activities	(279)	(6,351)

See accompanying notes to condensed consolidated financial statements. 3

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (dollars in thousands)

	Quarter Ended March 31,
	2003	2002

Cash flows from financing activities:
Proceeds from line of credit payable	55,300	28,800
Repayment of line of credit payable	(36,500)	(25,300)
Repayment of mortgages payable	(709)	(599)
Payment of debt costs	-	(40)
Proceeds from issuance of common stock	228	614
Payment of preferred stock dividends	(1,003)	(985)
Payment of common stock dividends	(12,928)	(12,799)
Other	1	(29)

Net cash provided by (used in) financing activities	4,389	(10,338)

Net increase (decrease) in cash and cash equivalents	3,114	(2,011)

Cash and cash equivalents at beginning of period	1,737	6,974

Cash and cash equivalents at end of period	$4,851	$4,963

Supplemental disclosure of cash flow information - interest paid, net of amount capitalized	$5,790	$6,428

Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend for 249,287 unexchanged shares held by the Company’s transfer agent in connection with the merger of Captec Net Lease Realty, Inc. (“Captec”) in December 2001	$-	$140

Issued 70,407 shares of common stock in 2003 in connection with the Company’s 2000 Performance Incentive Plan	$1,040	$-

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$3	$-

See accompanying notes to condensed consolidated financial statements. 4

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Quarters Ended March 31, 2003 and 2002

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from the audited financial statements as of that date.

These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2002.

The condensed consolidated financial statements include the accounts of Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Basic earnings per share are calculated based upon the weighted average number of common shares outstanding during each period and diluted earnings per share are calculated based upon weighted average number of common shares outstanding plus dilutive potential common shares.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

1.	Basis of Presentation - continued:

Stock-Based Compensation - The Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation, ” to encourage the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by FAS 123, the Company has elected to account for its stock-based compensation plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees. ” Under APB 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure requirements of FAS 123. The following table illustrates the effect on net earnings available to common stockholders and earnings per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock based compensation for the quarters ended March 31 (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2003	2002

Net earnings available to common stockholders as reported	$9,153	$11,624
Less total stock-based employee compensation expense determined under the fair value based method	(11)	(3)

Pro forma net earnings available to common stockholders	$9,142	$11,621

Earnings available to common stockholders per common share as reported:
Basic	$0.23	$0.29

Diluted	$0.23	$0.29

Pro forma earnings available to common stockholders per common share:
Basic	$0.23	$0.29

Diluted	$0.23	$0.29

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for the fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. It requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. This statement also addresses when to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

1.	Basis of Presentation - continued:

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. A variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. Certain disclosures are also required by enterprises that hold significant variable interests in a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company believes that Commercial Net Lease Realty Services, Inc. (“Services”) will be considered a variable interest entity subject to consolidation according to the provisions of this interpretation. Absent additional investment by the Company, as of March 31, 2003, the maximum exposure to loss as a result of the Company’s involvement with Services would be approximately $75,653,000, including the investment, revolving lines of credit and other receivables. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Reclassification – Certain items in prior years’ financial statements and notes to consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Leases:

The Company generally leases its real estate to operators of major retail businesses. As of March 31, 2003, 253 of the leases have been classified as operating leases and 69 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2003 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. The tenant is also generally required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage, fire and extended coverage.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

2.	Leases - continued:
The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.	Investments in Unconsolidated Affiliates:

In January 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $5,000,000 to $15,000,000. In addition, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with another wholly-owned subsidiary of Services. As of March 31, 2003, the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide for an aggregate borrowing capacity of $170,000,000. As of March 31, 2003, the aggregate outstanding balance of the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries was $57,331,000, resulting in $112,669,000 available for future borrowings under the line of credit.

In connection with the mortgages and other receivables from Services and its wholly-owned subsidiaries, the Company received $610,000 and $1,339,000 in interest and fees during the quarters ended March 31, 2003 and 2002, respectively. In addition, Services paid the Company $337,000 and $251,000 for accounting, executive, technology and office space costs incurred on behalf of Services provided by the Company during the quarters ended March 31, 2003 and 2002, respectively. For the quarters ended March 31, 2003 and 2002, the Company recognized earnings (loss) of $(354,000) and $147,000, respectively, from Services.

The Company received $66,000 in distributions from Net Lease Institutional Realty, L.P. (“NLIR”) during the quarter ended March 31, 2003. For the quarters ended March 31, 2003 and 2002, the Company recognized earnings of $74,000 and $60,000, respectively, from NLIR. The Company manages NLIR and pursuant to a management agreement, NLIR paid the Company $49,000 and $47,000 in asset management fees during the quarters ended March 31, 2003 and 2002, respectively.

The Company has entered into four limited liability company (“LLC”) agreements with CNL Commercial Finance, Inc. (“CCF”), a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed with no third party debt. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests using the equity method of accounting. During the quarter ended March 31, 2003, the Company received $1,017,000 in distributions. For the quarters ended March 31, 2003 and 2002, the Company recognized $1,030,000 and $433,000 of earnings, respectively, from the LLCs.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000, in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which are related parties. The Company has severally guaranteed 41.67% of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,300, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. For the quarter ended March 31, 2003, the Company recognized $13,000 of income from Plaza. Since November 1999,

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

3.	Investments in Unconsolidated Affiliates - continued:

the Company has leased its office space from Plaza. During the quarters ended March 31, 2003 and 2002, the Company incurred rental expenses in connection with the lease of $271,000 and $324,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr., an officer and director of the Company. During the quarters ended March 31, 2003 and 2002, the Company earned $74,000 and $18,000, respectively, in rental income and recognized $10,000 and $12,000, respectively, in accrued rental income related to these subleases.

4.	Dissenting Shareholders’ Settlement:

During the quarter ended March 31, 2003, the Company recorded a non-recurring dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001. The Company entered into a settlement agreement dated as of February 7, 2003 with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common shares and preferred shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

5.	Earnings from Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the one property held for sale at March 31, 2003 and the seven and 19 properties sold during 2003 and 2002, respectively, as discontinued operations. Accordingly, the results of operations related to these 27 properties for 2003 and 2002 have been reclassified to earnings from discontinued operations. The following is a summary of earnings from discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2003	2002

Revenues:
Rental income from operating leases	$439	$868
Contingent rental income	11	19
Other	75	-

	525	887

Expenses:
General operating and administrative	1	-
Real estate	9	62
Depreciation and amortization	12	185

	22	247

Earnings before gain on disposition of real estate	503	640

Gain on disposition of real estate	69	91

Earnings from discontinued operations	$572	$731

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

6.	Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for the quarters ended March 31:

	2003	2002

Earnings from continuing operations	$9,582,000	$12,018,000
Preferred stock dividends	(1,001,000)	(1,125,000)

Earnings available to common stockholders from continuing operations	8,581,000	10,893,000

Earnings from discontinued operations	572,000	731,000

Net earnings available to common stockholders	$9,153,000	$11,624,000

Basic earnings per share:
Weighted average number of common shares outstanding used in basic earnings per share	40,410,574	40,638,133

Basic earnings per share available to common stockholders:
Continuing operations	$0.21	$0.27
Discontinued operations	0.02	0.02

Net earnings	$0.23	$0.29

Diluted earnings per share:
Weighted average number of common shares outstanding	40,410,574	40,638,133
Effect of dilutive securities:
Common stock options and restricted stock	161,040	71,524

Weighted average number of common shares outstanding used in diluted earnings per share	40,571,614	40,709,657

Diluted earnings per share available to common stockholders:
Continuing operations	$0.21	$0.27
Discontinued operations	0.02	0.02

Net earnings	$0.23	$0.29

For the quarters ended March 31, 2003 and 2002, options on 744,600 and 891,325 shares of common stock, respectively, were not included in computing diluted earnings per share because of their effects were antidilutive.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

7.	Related Party Transactions:

A wholly-owned subsidiary of Services holds a 33 1/3 percent equity interest in WXI/SMC Real Estate LLC (“WXI”). The Company provides certain management services for WXI on behalf of Services pursuant to WXI’s Limited Liability Company Agreement and Property Management and Development Agreement. WXI paid the Company $27,000 and $22,000 in fees during the quarters ended March 31, 2003 and 2002, respectively.

As of March 31, 2003, the $6,000,000 promissory note between a wholly-owned subsidiary of Services and an affiliate in which James M. Seneff, Jr., Gary M. Ralston and Kevin B. Habicht, each of which are officers and directors of the Company, own a majority equity interest, had an outstanding principal and accrued interest balance of $6,174,000.

As of March 31, 2003, the $37,750,000 line of credit agreement between a wholly-owned subsidiary of Services and CCF had an outstanding balance of $15,200,000 resulting in $22,550,000 available for future borrowings on the line of credit.

An affiliate of James M. Seneff, Jr., an officer and director of the Company, provided certain administrative, tax and technology services to the Company and Services. In connection therewith, the Company and Services paid $359,000 and $348,000 in fees relating to these services during the quarters ended March 31, 2003 and 2002, respectively.

The Company holds four mortgages with an original aggregate principal balance totaling $8,514,000 with affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s board of directors. The mortgages bear interest at a weighted average of 8.97%, with interest payable monthly or quarterly. As of March 31, 2003 and December 31, 2002, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest on the balance sheet was $3,266,000 and $3,437,000, respectively. In connection therewith, the Company received $73,000 and $181,000 of interest from unconsolidated affiliates and other mortgage receivables during the quarters ended March 31, 2003 and 2002, respectively.

The Company has guaranteed bank loans to James M. Seneff, Jr., Gary M. Ralston and Dennis Tracy, each of which are officers and directors of the Company or its affiliates, totaling $3,746,000. These guarantees shall continue through the maturity date of the loans which is on the earlier of (i) the termination of the Company’s credit facility, or (ii) May 31, 2006. Each of the loans is full recourse to the respective officer and is collateralized by the common shares of the Company that were purchased with the proceeds from the loans. As of March 31, 2003, the aggregate value of the common shares exceeded the aggregate outstanding balance of the bank loans.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

8.	Segment Information:

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While the Company does not have more than one reportable segment as defined by generally accepted accounting principles, the Company has identified two primary sources of revenue: (i) rental and earned income from the triple net leases and (ii) interest income from affiliates and fee income from development, property management and asset management services. The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s condensed consolidated totals at March 31, 2003 and 2002, and for the quarters then ended (dollars in thousands):

	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals

2003
Revenues	$22,771	$802	$-	$23,573
General operating and administrative expenses	1,715	437	448	2,600
Real estate expenses	293	-	-	293
Interest expense	6,509	-	-	6,509
Depreciation and amortization	2,933	5	2	2,940
Dissenting shareholders’ settlement	-	-	2,413	2,413
Equity in earnings of unconsolidated affiliates	87	677	-	764

Earnings (loss) from continuing operations	11,408	1,037	(2,863)	9,582
Earnings from discontinued operations	572	-	-	572

Net earnings	$11,980	$1,037	$(2,863)	$10,154

Assets	$853,496	$101,599	$51	$955,147

Additions to long-lived assets:
Real estate	$9,857	$-	$-	$9,857

Other	$19	$3	$2	$24

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED Quarters Ended March 31, 2003 and 2002

8.	Segment Information - continued:

	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals

2002
Revenues	$21,346	$2,143	$-	$23,489
General operating and administrative expenses	1,585	471	207	2,263
Real estate expenses	524	-	-	524
Interest expense	6,567	-	-	6,567
Depreciation and amortization	2,751	4	2	2,757
Equity in earnings of unconsolidated affiliates	60	580	-	640

Earnings (loss) from continuing operations	9,979	2,248	(209)	12,018
Earnings from discontinued operations	731	-	-	731

Net earnings	$10,710	$2,248	$(209)	$12,749

Assets	$885,302	$123,539	$86	$1,008,927

Additions to long-lived assets:
Real estate	$16,353	$-	$-	$16,353

Other	$27	$7	$2	$36

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Although the management of Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: the loss of any member of the Company’s management team; changes in general economic conditions; changes in real estate market conditions; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future; the ability of the Company to be in compliance with certain debt covenants; the ability of the Company to qualify as a real estate investment trust for federal income tax purposes; the ability of the Company to integrate acquired properties and operations into existing operations; the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; the ability of the Company to locate suitable tenants for its properties; the ability of tenants to make payments under their respective leases and the ability of the Company to re-lease properties that are currently vacant or that become vacant. Given these uncertainties, readers are cautioned not to place undue reliance on such statements.

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust (“REIT”), formed in 1984 that acquires, owns, manages and indirectly, through investment interests, develops high-quality, freestanding properties that are generally leased to major retail businesses under long-term commercial net leases. As of March 31, 2003, the Company owned 335 properties (the “Properties”) that are leased to major retail businesses, including Academy, Barnes & Noble, Bennigan’s, Best Buy, Borders, Eckerd, Food 4 Less, Good Guys, Jared Jewelers, OfficeMax and The Sports Authority. Approximately 96 percent of the gross leasable area of the Company’s Property portfolio was leased at March 31, 2003.

Liquidity and Capital Resources

General.  Historically, the Company’s only demand for funds has been for (i) payment of operating expenses and dividends, (ii) property acquisitions and development, either directly or through investment interests, (iii) payment of interest on its outstanding indebtedness and (iv) other investments. Generally, cash needs for items other than property acquisitions and development and for other investments have been met from operations, and property acquisitions and development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the quarters ended March 31, 2003 and 2002, the Company used $996,000 and generated $14,678,000, respectively, of net cash from operating activities. The change in cash used in operations for the quarter ended March 31, 2003, as compared to the cash generated from operations for the quarter ended March 31, 2002, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from or used in operations could be expected to fluctuate in the future.

The Company’s leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof

Liquidity and Capital Resources - continued:

and structural repairs. Certain of the Company’s Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of these certain Properties are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be minimal for the foreseeable future and can be met with funds from operations and working capital. Management anticipates the costs associated with the Company’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Equity Securities.  In March 2003, pursuant to the Company’s 2000 Performance Incentive Plan, the Company granted and issued 70,407 shares of restricted common stock to certain officers of the Company and its affiliates. The vesting period for 40,407 shares of restricted stock vests in equal amounts each year over approximately a four-year period ending on January 1, 2007 and automatically upon a change in control of the Company. The remaining 30,000 shares of restricted stock vest in amounts equal to a rate of 15 percent to 30 percent each year over approximately a five-year period ending on January 1, 2008 and automatically upon a change in control of the Company.

Investment in Unconsolidated Affiliates.  In January 2003, the Company modified an existing secured revolving line of credit and security agreement with another wholly-owned subsidiary of Commercial Net Lease Realty Services, Inc. (“Services”) to increase the borrowing capacity from $5,000,000 to $15,000,000. In addition, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services. As of April 30, 2003, the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide for an aggregate borrowing capacity of $170,000,000.

Dividends.  One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its common stockholders in the form of dividends. For the quarters ended March 31, 2003 and 2002, the Company declared and paid dividends to its common stockholders of $12,928,000 and $12,799,000, respectively, or $0.320 and $0.315 per share of common stock, respectively. In April 2003, the Company declared dividends to its common shareholders of $12,957,000 or $0.320 per share of common stock, payable in May 2003.

Holders of the 9% Non-Voting Series A Preferred Stock issued in connection with the acquisition of Captec Net Lease Realty, Inc. (“Captec”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the quarters ended March 31, 2003 and 2002, the Company declared and paid dividends to its preferred stockholders of $1,001,000 and $1,125,000, respectively, or $0.5625 per share of preferred stock.

Results of Operations

As of March 31, 2003 and 2002, the Company owned 335 and 352 Properties, respectively, 318 and 321, respectively, of which were leased to operators of major retail businesses. During the quarter ended March 31, 2003, the Company sold three properties with an aggregate gross leasable area of 30,000 square feet that were leased or partially leased during 2003. In addition, during the quarter ended March 31, 2002, the Company sold two properties with an aggregate gross leasable area of 23,000 square feet that were leased or partially leased during 2002.

During the quarters ended March 31, 2003 and 2002, the Company earned $22,376,000 and $20,828,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (collectively, “Rental Income”). The increase in

Results of Operations - continued:

Rental Income during the quarter ended March 31, 2003, is primarily a result of (i) increased occupancy rate of the Company’s portfolio from 89 percent at March 31, 2002 to 96 percent at March 31, 2003 and (ii) the additional Rental Income generated from the acquisition of six properties with an aggregate gross leasable area of 263,000 subsequent to March 31, 2002. The increase in Rental Income was partially offset by the decrease in Rental Income related to a decrease in non-recurring additional Rental Income received during the quarter ended March 31, 2003 of $1,250,000, related to the termination of a lease on one property in comparison to $1,469,000 during the quarter ended March 31, 2002, related to the termination of leases on four properties.

During the quarters ended March 31, 2003 and 2002, the Company earned $744,000 and $2,242,000, respectively, in interest income from unconsolidated affiliates and other mortgages receivable. The decrease in interest earned from unconsolidated affiliates and other mortgages receivable was primarily attributable to a decrease in the average borrowing levels on the lines of credit with Services and its wholly-owned subsidiaries and a decline in the average interest rate on the lines of credit.

During the quarters ended March 31, 2003 and 2002, operating expenses from continuing operations, including general operating and administrative, real estate and depreciation and amortization expenses but excluding interest and the expense incurred in connection with dissenting shareholders’ settlement, were $5,833,000 and $5,544,000, respectively, (24.7% and 23.6%, respectively, of total revenues). The increase in operating expenses for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, is primarily attributable to the increase in depreciation and amortization expense related to (i) the six additional Properties acquired and (ii) the tenant improvements completed on several Properties since March 31, 2002. In addition, the increase is attributable to an increase in general operating and administrative expenses during the quarter ended March 31, 2003, as a result of office expenses, taxes and expenses related to professional services provided to the Company. The increase in operating expenses is partially offset by a decrease in real estate expenses as a result of the increased occupancy rate of the Company’s portfolio from 89 percent at March 31, 2002 to 96 percent at March 31, 2003.

The Company recognized $6,509,000 and $6,567,000 in interest expense for the quarters ended March 31, 2003 and 2002, respectively. Interest expense decreased during the quarter ended March 31, 2003, as a result of (i) a decrease in the average borrowing levels of the Company’s credit facility and (ii) the partial repayment of the term note payable in June 2002. However, the decrease in interest expense was partially offset by interest incurred on (i) the $50,000,000 notes payable issued in June 2002 and (ii) the $21,000,000 fixed rate mortgage entered into in June 2002.

During the quarter ended March 31, 2003, the Company recorded a non-recurring dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001. The Company entered into a settlement agreement dated as of February 7, 2003 with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common shares and preferred shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

During the quarters ended March 31, 2003 and 2002, the Company recognized equity in earnings of unconsolidated affiliates of $764,000 and $640,000, respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income generated from the investments in mortgage loans. However, the increase in equity in earnings from unconsolidated affiliates was partially

Results of Operations - continued:

offset by a decrease in the income generated by Services and its wholly-owned subsidiaries, which was attributable to a decrease in the number of real estate dispositions by Services and its subsidiaries.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the one property held for sale at March 31, 2003, and the seven and 19 properties sold during 2003 and 2002, respectively, as discontinued operations. Accordingly, the results of operations for 2003 and 2002 related to these 27 properties have been reclassified to earnings from discontinued operations. During the quarters ended March 31, 2003 and 2002, the Company recognized earnings from discontinued operations of $572,000 and $731,000, respectively.

During the quarter ended March 31, 2003, the Company sold seven properties for a total of $12,407,000 and received net sales proceeds of $12,141,000. The Company recognized a net gain on the sale of these seven properties of $68,000 for financial reporting purposes. During the quarter ended March 31, 2002, the Company sold three properties for a total of $3,716,000 and received net sales proceeds of $3,613,000. The Company recognized a net gain on the sale of these three properties of $91,000 for financial reporting purposes. The Company used the proceeds from the sales in both quarters to pay down outstanding indebtedness of the Company’s credit facility.

Investment Considerations. As of April 2003, the Company owns 15 vacant, unleased Properties, which accounts for four percent of the total gross leasable area of the Company’s portfolio; the Company is actively marketing these Properties for sale or re-lease. Additionally, three percent of the total gross leasable area of the Company’s portfolio is leased to four tenants that have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2002.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant’s Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant’s Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

3.4

Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

3.5

First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

3.6

Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

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

4.9

Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

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

10.3

Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.4

Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

10.5

Sixth Amended and Restated Line of Credit and Security Agreement, dated October 26, 2000, by and among Registrant, certain lenders and First Union National Bank, as the Agent, relating to a $200,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference).

	10.6	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.7

Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

23

10.8

Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.9

Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.10

Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	99.	Additional Exhibits

		99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 7th day of May, 2003.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/Kevin B. Habicht
        Kevin B. Habicht
Chief Financial Officer and Director

25

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James M. Seneff, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Net Lease Realty, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

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

May 7, 2003	/s/ James M. Seneff, Jr.

Date	Name: James M. Seneff, Jr. Title: Chief Executive Officer and Director

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin B. Habicht, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Commercial Net Lease Realty, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and we have:

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

May 7, 2003	/s/ Kevin B. Habicht

Date	Name: Kevin B. Habicht Title: Chief Financial Officer and Director

