Form 10-Q
period 2003-06-30
COMMERCIAL NET LEASE REALTY INC
filed 2003-08-12
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes  X   No____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X   No ____.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

46,210,778 shares of Common Stock, $0.01 par value, outstanding as of August 1, 2003.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
ASSETS	June 30, 2003	December 31, 2002
Real estate:
Accounted for using the operating method, net of accumulated
depreciation and amortization of $43,010 and $38,671, respectively	$720,976	$703,465
Accounted for using the direct financing method	107,136	108,308
Investments in, mortgages and other receivables from unconsolidated
affiliates	121,202	102,633
Mortgages, notes and accrued interest receivable	10,807	11,253
Cash and cash equivalents	3,401	1,737
Receivables, net of allowance	1,747	1,227
Accrued rental income, net of allowance	20,635	19,172
Debt costs, net of accumulated amortization of $5,946 and $5,353,
respectively	4,191	3,181
Other assets	3,646	3,132

Total assets	$993,741	$954,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit payable	$95,800	$38,900
Mortgages payable	54,057	55,481
Notes payable, net of unamortized discount of $605 and $677, respectively, and unamortized interest rate hedge gain of $592
and $885, respectively	289,987	290,208
Accrued interest payable	3,601	3,560
Other liabilities	4,594	16,818

Total liabilities	448,039	404,967

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares;
1,781,645 and 1,782,024 shares issued and outstanding, at June 30,
2003 and December 31, 2002, respectively; stated liquidation value
of $25 per share	44,541	44,551
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued and outstanding 40,581,336 and 40,403,611 shares at June 30, 2003
and December 31, 2002, respectively	406	404
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none
issued or outstanding	-	-
Capital in excess of par value	531,406	528,888
Accumulated dividends in excess of net earnings	(27,046)	(21,657)
Deferred compensation	(3,605)	(3,045)

Total stockholders' equity	545,702	549,141

	$993,741	$954,108

See accompanying notes to condensed consolidated financial statements. 1

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)
	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rental income from operating leases	$19,095	$17,540	$38,635	$35,444
Earned income from direct financing leases	2,814	2,874	5,644	5,738
Interest from unconsolidated affiliates and
other mortgages receivable	1,363	1,639	2,107	3,881
Other	822	378	1,275	795

	24,094	22,431	47,661	45,858

Expenses:
General operating and administrative	2,641	2,728	5,239	4,991
Real estate	265	315	558	829
Interest	6,838	6,406	13,347	12,973
Depreciation and amortization	3,049	2,752	5,984	5,511
Dissenting shareholders' settlement	-	-	2,413	-

	12,793	12,201	27,541	24,304

Earnings from continuing operations before equity
in earnings of unconsolidated affiliates	11,301	10,230	20,120	21,554
Equity in earnings of unconsolidated affiliates	1,191	1,137	1,955	1,777

Earnings from continuing operations	12,492	11,367	22,075	23,331
Earnings (loss) from discontinued operations	(148)	2,145	423	2,930

Net earnings	12,344	13,512	22,498	26,261
Preferred stock dividends	(1,002)	(880)	(2,003)	(2,005)

Net earnings available to common stockholders	$11,342	$12,632	$20,495	$24,256

Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.26	$0.50	$0.53
Discontinued operations	-	0.05	0.01	0.07

Net earnings	$0.28	$0.31	$0.51	$0.60

Diluted:
Continuing operations	$0.28	$0.26	$0.49	$0.53
Discontinued operations	-	0.05	0.01	0.07

Net earnings	$0.28	$0.31	$0.50	$0.60

Weighted average number of common shares
outstanding:
Basic	40,445,121	40,262,732	40,427,943	40,449,396

Diluted	40,750,718	40,448,937	40,661,472	40,578,307

See accompanying notes to condensed consolidated financial statements. 2

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$22,498	$26,261
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	462	499
Depreciation and amortization	6,005	5,849
Amortization of notes payable discount	72	59
Amortization of deferred interest rate hedge gain	(293)	(272)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany
profits	(2,195)	(2,107)
Loss (gain) on disposition of real estate	284	(859)
Decrease in real estate leased to others using the direct financing method	1,172	1,053
Increase in mortgages, notes and accrued interest receivable	(585)	(618)
Decrease (increase) in receivables	(196)	592
Increase in accrued rental income	(1,702)	(1,413)
Increase in other assets	(155)	(168)
Increase in accrued interest payable	41	302
Increase in other liabilities	527	377

Net cash provided by operating activities	25,935	29,555

Cash flows from investing activities:
Proceeds from the disposition of real estate	12,830	21,430
Additions to real estate accounted for using the operating method	(34,941)	(30,637)
Additions to real estate accounted for using the direct financing method	-	(3,201)
Distributions received from unconsolidated affiliates	1,777	799
Contributions to unconsolidated affiliates	-	(7,000)
Mortgage and notes payments received	814	1,278
Increase in mortgages and other receivables from unconsolidated affiliates	(82,733)	(70,316)
Payments received on mortgages and other receivables from unconsolidated
affiliates	64,805	97,090
Consideration due to the dissenting shareholders in connection with the merger
of Captec Net Lease Realty, Inc. (“Captec”) in December 2001	(13,278)	-
Other	(521)	(704)

Net cash provided by (used in) investing activities	(51,247)	8,739

See accompanying notes to condensed consolidated financial statements. 3

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (dollars in thousands)
	Six Months Ended June 30,
	2003	2002
Cash flows from financing activities:
Proceeds from line of credit payable	129,100	68,300
Repayment of line of credit payable	(72,200)	(102,900)
Proceeds from mortgages payable	-	21,000
Repayment of mortgages payable	(1,424)	(1,205)
Proceeds from notes payable	-	49,713
Repayment of notes payable	-	(50,000)
Payment of debt costs	(1,625)	(757)
Proceeds from issuance of common stock	1,053	2,121
Payment of preferred stock dividends	(2,005)	(1,987)
Payment of common stock dividends	(25,883)	(25,339)
Other	(40)	4

Net cash provided by (used in) financing activities	26,976	(41,050)

Net increase (decrease) in cash and cash equivalents	1,664	(2,756)
Cash and cash equivalents at beginning of period	1,737	6,974

Cash and cash equivalents at end of period	$3,401	$4,218

Supplemental disclosure of cash flow information - interest paid, net of amount
capitalized	$13,382	$12,649

Supplemental disclosure of non-cash investing and financing activities:
Issued 76,407 and 64,000 shares of common stock in 2003 and 2002, respectively, in connection with the Company's 2000 Performance Incentive
Plan	$1,140	$982

Common and preferred stock dividends for non-dissenting, unexchanged shares
held by the Company in connection with the merger of Captec	$(2)	$18

Liability for the consideration due to the dissenting shareholders in
connection with the merger of Captec	$-	$13,278

Issued 23,633 shares of common stock on June 30, 2003 related to the exercise
of stock options; payment was received in July 2003	$324	$-

See accompanying notes to condensed consolidated financial statements. 4

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
1.	Basis of Presentation:

Organization and Nature of Business – Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust formed in 1984. Commercial Net Lease Realty, Inc. acquires, owns, manages and indirectly develops a diversified portfolio of high quality, single-tenant buildings, which may include retail, office or industrial properties that are generally leased to established tenants under full-credit, long-term commercial net leases.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2002.

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

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
1.	Basis of Presentation - continued:

Stock-Based Compensation – The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to encourage the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS 123, the Company has elected to account for its stock-based compensation plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees.” Under APB 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure requirements of SFAS 123. The following table illustrates the effect on net earnings available to common stockholders and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based compensation (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings available to common stockholders
as reported:	$11,342	$12,632	$20,495	$24,256
Less total stock-based employee compensation
expense determined under the fair value
based method	(11)	(3)	(22)	(6)

Pro forma net earnings available to common	11,331	12,629	20,473	24,250

stockholders
Earnings available to common stockholders per
common share as reported:
Basic	$0.28	$0.31	$0.51	$0.60

Diluted	$0.28	$0.31	$0.50	$0.60

Pro forma earnings available to common
stockholders per common share:
Basic	$0.28	$0.31	$0.51	$0.60

Diluted	$0.28	$0.31	$0.50	$0.60

New Accounting Standards – In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for the fiscal years beginning after June 15, 2002. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. It requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. This statement also addresses when to record a corresponding increase to the carrying amount of the related long-lived asset and to depreciate that cost over the life of the asset. The adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
1.	Basis of Presentation - continued:
In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. A variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. Certain disclosures are also required by enterprises that hold significant variable interests in a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company believes that Commercial Net Lease Realty Services, Inc. (“Services”) will be considered a variable interest entity subject to consolidation according to the provisions of this interpretation. Absent additional investment by the Company, as of June 30, 2003, the maximum exposure to loss as a result of the Company’s involvement with Services would be approximately $90,204,000, including the investment, revolving lines of credit and other receivables. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) in statements of financial position. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003; otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this statement did not have a significant impact on the financial position or results of operations of the Company.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
1.	Basis of Presentation - continued:

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

Reclassification – Certain item in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Leases:

The Company generally leases its real estate to established corporate tenants. As of June 30, 2003, 266 of the leases have been classified as operating leases and 68 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2003 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage and fire coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.	Investments in Unconsolidated Affiliates:

In January 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $5,000,000 to $15,000,000. In addition, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with another wholly-owned subsidiary of Services. In May 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $15,000,000 to $45,000,000. In addition, the Company modified the existing secured revolving line of credit and existing security agreement with Services to decrease the borrowing capacity from $85,000,000 to $35,000,000. As of June 30, 2003, the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide for an aggregate borrowing capacity of $150,000,000. As of June 30, 2003, the aggregate outstanding balance of the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries was $71,799,000, resulting in $78,201,000 available for future borrowings under the line of credit.

In connection with the mortgages and other receivables from Services and its wholly-owned subsidiaries, the Company received $1,367,000 and $2,714,000 in interest and fees during the six months ended June 30, 2003 and 2002, respectively, $737,000 and $1,375,000 of which was

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
3.	Investments in Unconsolidated Affiliates - continued:

earned during the quarters ended June 30, 2003 and 2002, respectively. In addition, Services paid the Company $710,000 and $502,000 for accounting, executive, technology and office space costs incurred on behalf of Services by the Company during the six months ended June 30, 2003 and 2002, respectively, of which $373,000 and $251,000 was earned during the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the Company recognized a loss of $108,000 and earnings of $832,000, respectively, and earnings of $245,000 and $685,000 was recognized during the quarters ended June 30, 2003 and 2002, respectively, from Services.

The Company received $116,000 in distributions from Net Lease Institutional Realty, L.P. (“NLIR”) during the six months ended June 30, 2003. For the six months ended June 30, 2003 and 2002, the Company recognized earnings of $140,000 and $119,000, respectively, of which $66,000 and $59,000 was recognized during the quarters ended June 30, 2003 and 2002, respectively, from NLIR. The Company manages NLIR and pursuant to a management agreement, NLIR paid the Company $96,000 and $94,000 in asset management fees during the six months ended June 30, 2003 and 2002, respectively, $47,000 of which was paid during each of the quarters ended June 30, 2003 and 2002.

The Company has entered into four limited liability company (“LLC”) agreements with CNL Commercial Finance, Inc. (“CCF”), a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests using the equity method of accounting. During the six months ended June 30, 2003, the Company received $1,528,000 in distributions. For the six months ended June 30, 2003 and 2002, the Company recognized $2,020,000 and $850,000 of earnings, respectively, $990,000 and $417,000 of which was recognized during the quarters ended June 30, 2003 an 2002, respectively, from the LLCs.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000, in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which are related parties. The Company has severally guaranteed 41.67% of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,300, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. During the six months ended June 30, 2003, the Company received $134,000 in distributions. For the six months ended June 30, 2003 and 2002, the Company recognized a loss of $97,000 and $25,000, respectively, from Plaza, of which a loss of $110,000 and $25,000 was recognized during the quarters ended June 30, 2003 and 2003, respectively. Since November 1999, the Company has leased its office space from Plaza. During the six months ended June 30, 2003 and 2002, the Company incurred rental expenses in connection with the lease of $538,000 and $631,000, respectively. For the quarters ended June 30, 2003 and 2002, rental expenses in connection with the lease totaled $267,000 and $307,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr., an officer and director of the Company. During the six months ended June 30, 2003 and 2002, the Company earned $165,000 and $115,000, respectively, in rental and accrued rental income, of which $81,000 and $85,000 was earned during the quarters ended June 30, 2003 and 2002, respectively.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
4.	Dissenting Shareholders’s Settlement:
During the six months ended June 30, 2003, the Company recorded a non-recurring dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001. The Company entered into a settlement agreement dated as of February 7, 2003 with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common shares and preferred shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

5.	Earnings from Discontinued Operations:
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the nine and 19 properties sold during 2003 and 2002, respectively, as discontinued operations. Accordingly, the results of operations related to these 28 properties for 2003 and 2002 have been reclassified to earnings from discontinued operations. The following is a summary of earnings from discontinued operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rental income from operating leases	$203	$1,602	$647	$2,520
Contingent rental income	-	5	12	34
Other	16	2	91	4

	219	1,609	750	2,558

Expenses:
General operating and administrative	8	-	11	1
Real estate	1	77	10	148
Depreciation and amortization	5	155	22	338

	14	232	43	487

Earnings before gain (loss) on disposition of real
estate	205	1,377	707	2,071
Gain (loss) on disposition of real estate	(353)	768	(284)	859

Earnings (loss) from discontinued operations	$(148)	$2,145	$423	$2,930

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
6.	Earnings Per Share:
The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earnings from continuing operations	$12,492	$11,367	$22,075	$23,331
Preferred stock dividends	(1,002)	(880)	(2,003)	(2,005)

Earnings available to common stockholders	11,490	10,487	20,072	21,326
from continuing operations
Earnings from discontinued operations	(148)	2,145	423	2,930

Net earnings available to common
stockholders	$11,342	$12,632	$20,495	$24,256

Basic earnings per share:
Weighted average number of common
shares outstanding used in basic
earnings per share	40,445,121	40,262,732	40,427,943	40,449,396

Basic earnings per share available to
common stockholders:
Continuing operations	$0.28	$0.26	$0.50	$0.53
Discontinued operations	-	0.05	0.01	0.07

Net earnings	$0.28	$0.31	$0.51	$0.60

Diluted earnings per share:
Weighted average number of common
shares outstanding	40,445,121	40,262,732	40,427,943	40,449,396
Effect of dilutive securities:
Common stock options and restricted
stock	305,597	186,205	233,529	128,911

Weighted average number of common shares
outstanding used in diluted earnings
per share	40,750,718	40,448,937	40,661,472	40,578,307

Diluted earnings per share available to
common stockholders:
Continuing operations	$0.28	$0.26	$0.49	$0.53
Discontinued operations	-	0.05	0.01	0.07

Net earnings	$0.28	$0.31	$0.50	$0.60

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002
6.	Earnings Per Share - continued:
The following represents the number of options of common stock which were not included in computing diluted earnings per common share because their effects were antidilutive:
	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Antidilutive potential common stock	401,000	801,300	572,800	846,313

7.	Related Party Transactions:
A wholly-owned subsidiary of Services holds a 33 1/3 percent equity interest in WXI/SMC Real Estate LLC (“WXI”). The Company provides certain management services for WXI on behalf of Services pursuant to WXI’s Limited Liability Company Agreement and Property Management and Development Agreement. WXI paid the Company $36,000 and $42,000 in fees during the six months ended June 30, 2003 and 2002, respectively, $9,000 and $20,000 of which was paid during the quarters ended June 30, 2003 and 2002, respectively.

As of June 30, 2003, the $6,000,000 promissory note (“Promissory Note”) between a wholly-owned subsidiary of Services and an affiliate in which James M. Seneff, Jr., Gary M. Ralston and Kevin B. Habicht, each of which are officers and directors of the Company, own a majority equity interest, had an outstanding principal and accrued interest balance of $6,324,000. On July 29, 2003, the Promissory Note between a wholly-owned subsidiary of Services and an affiliate was paid in full.

As of June 30, 2003, the $37,750,000 line of credit agreement between a wholly-owned subsidiary of Services and CCF had an outstanding balance of $11,600,000, resulting in $26,150,000 available for future borrowings under the line of credit.

An affiliate of James M. Seneff, Jr., an officer and director of the Company, provided certain administrative, tax and technology services to the Company and Services. In connection therewith, the Company and Services paid $702,000 and $615,000 in fees relating to these services during the six months ended June 30, 2003 and 2002, respectively, $343,000 and $267,000 of which was paid during the quarters ended June 30, 2003 and 2002, respectively.

The Company holds four mortgages with an original aggregate principal balance totaling $8,514,000 with affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s board of directors. The mortgages bear interest at a weighted average of 8.96%, with interest payable monthly or quarterly. As of June 30, 2003 and December 31, 2002, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest on the balance sheet was $3,156,000 and $3,437,000, respectively. In connection therewith, the Company received $144,000 and $367,000 of interest from unconsolidated affiliates and other mortgage receivables during the six months ended June 30, 2003 and 2002, respectively, $71,000 and $186,000 of which was received during the quarters ended June 30, 2003 and 2002, respectively.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002

7.	Related Party Transactions – continued:
The Company has guaranteed bank loans to James M. Seneff, Jr., Gary M. Ralston and Dennis Tracy, each of which are officers and directors of the Company or its affiliates, totaling $3,746,000. These guarantees shall continue through the maturity date of the loans which is on the earlier of (i) the termination of the Company’s credit facility, or (ii) May 31, 2006. Each of the loans is full recourse to the respective officer and is collateralized by the common shares of the Company that were purchased with the proceeds from the loan. As of June 30, 2003, the aggregate value of the common shares exceeded the aggregate outstanding balance of the bank loans.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002

8.	Segment Information:
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. While the Company does not have more than one reportable segment as defined by accounting principles generally accepted in the United States of America, the Company has identified two primary sources of revenue: (i) rental and earned income from the triple net leases and (ii) interest income from affiliates and fee income from development, property management and asset management services. The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s condensed consolidated totals at:

	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
June 30, 2003 and for the
quarter then ended
Revenues	$22,721	$1,373	$-	$24,094
General operating and
administrative expenses	1,795	391	455	2,641
Real estate expenses	265	-	-	265
Interest expense	6,838	-	-	6,838
Depreciation and amortization	3,042	5	2	3,049
Equity in earnings of
unconsolidated affiliates	(44)	1,235	-	1,191

Earnings (loss) from continuing	10,737	2,212	(457)	12,492
operations
Earnings from discontinued
operations	(148)	-	-	(148)

Net earnings	$10,589	$2,212	$(457)	$12,344

Assets	$876,864	$116,831	$46	$993,741

Additions to long-lived assets:
Real estate	$25,084	-	$-	$25,084

Other	$26	$6	$3	$35

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002

8.	Segment Information - continued:
	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
June 30, 2002 and for the
quarter then ended
Revenues	$20,919	$1,512	$-	$22,431
General operating and
administrative expenses	1,654	568	506	2,728
Real estate expenses	315	-	-	315
Interest expense	6,406	-	-	6,406
Depreciation and amortization	2,745	5	2	2,752
Equity in earnings of
unconsolidated affiliates	34	1,103	-	1,137

Earnings (loss) from	9,833	2,042	(508)	11,367
continuing operations
Earnings from discontinued
operations	2,145	-	-	2,145

Net earnings	$11,978	$2,042	$(508)	$13,512

Assets	$854,467	$140,105	$74	$994,646

Additions to long-lived
assets:
Real estate	$17,485	-	$-	$17,485

Other	$7	$2	$1	$10

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002

8.	Segment Information - continued:
	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
June 30, 2003 and for the
six months then ended
Revenues	$45,485	$2,176	$-	$47,661
General operating and
administrative expenses	3,503	833	903	5,239
Real estate expenses	558	-	-	558
Interest expense	13,347	-	-	13,347
Depreciation and amortization	5,970	9	5	5,984
Dissenting shareholders’
settlement	-	-	2,413	2,413
Equity in earnings of
unconsolidated affiliates	43	1,912	-	1,955

Earnings (loss) from continuing	22,150	3,246	(3,321)	22,075
operations
Earnings from discontinued
operations	423	-	-	423

Net earnings	$22,573	$3,246	$(3,321)	$22,498

Assets	$876,864	$116,831	$46	$993,741

Additions to long-lived assets:
Real estate	$34,941	-	$-	$34,941

Other	$45	$9	$5	$59

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six Months Ended June 30, 2003 and 2002

8.	Segment Information - continued:
	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
June 30, 2002 and for the
six months then ended
Revenues	$42,202	$3,656	-	$48,858
General operating and
administrative expenses	3,234	1,044	713	4,991
Real estate expenses	829	-	-	829
Interest expense	12,973	-	-	12,973
Depreciation and amortization	5,498	9	4	5,511
Equity in earnings of
unconsolidated affiliates	94	1,683	-	1,777

Earnings (loss) from	19,762	4,286	(717)	23,331
continuing operations
Earnings from discontinued
operations	2,930	-	-	2,930

Net earnings	$22,692	$4,286	$(717)	$26,261

Assets	854,467	140,105	74	994,646

Additions to long-lived
assets:
Real estate	$33,838	$-	-	$33,838

Other	$34	$9	$3	$46

9.	Subsequent Event:

In July 2003, the Company issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In addition, the Company has granted the underwriters an over-allotment option to purchase up to 840,000 additional shares of common stock. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,266,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offering will be used to fund a portion of the purchase price for two office buildings and a related parking garage in the Washington, D.C. metropolitan area.

In August 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) for $142,800,000. The Company used the net proceeds from the common stock offering to fund a portion of the purchase price. The remaining portion of the purchase price was funded through borrowings under the Company’s Credit Facility. In addition, the Company will fund an additional $28,900,000 for building and tenant improvements, and other costs related to the lease. The properties include two office buildings containing an aggregate of 541,000 rentable square feet (492,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces.

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

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administrated real estate investment trust (“REIT”), formed in 1984 that acquires, owns, manages and indirectly, through investment interests, develops high quality, single-tenant retail, office and industrial properties that are generally leased to established corporate tenants under long-term commercial net leases. As of June 30, 2003, the Company owned 340 properties (the “Properties”) that are leased to established corporate tenants, including Academy, Barnes & Noble, Bennigan’s, Best Buy, Borders, Eckerd, Good Guys, Jared Jewelers, OfficeMax and The Sports Authority. Approximately 97 percent of the gross leasable area of the Company’s Property portfolio was leased at June 30, 2003.

Liquidity and Capital Resources

General.     Historically, the Company’s only demand for funds has been for (i) payment of operating expenses and dividends, (ii) property acquisitions and development, either directly or through investment interests, (iii) payment of interest on its outstanding indebtedness and (iv) other investments. Generally, cash needs for items other than property acquisitions and development and for other investments have been met from operations, and property acquisitions and development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the six months ended June 30, 2003 and 2002, the Company generated $25,935,000 and $29,555,000, respectively, of net cash from operating activities. The change in cash provided by operations for the six month ended June 30, 2003, as compared to the six months ended June 30, 2002, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

The Company’s leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof

Liquidity and Capital Resources - continued:

and structural repairs. Certain of the Company’s Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. Because many of these certain Properties are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Management anticipates the costs associated with the Company’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Indebtedness.     In May 2003, the Company entered into an amended and restated loan agreement for a $225,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $225,000,000 from $200,000,000, (ii) lowering the interest rates of the tiered rate structure to a maximum rate of 135 basis points above LIBOR (based upon the debt rating of the company the current interest rate is 100 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 30 basis points per annum (based upon the debt rating of the company), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 9, 2006 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility on May 9, 2006, which the Company may request to be extended for an additional 12-month period with the consent of the lender.

As of June 30, 2003, $95,800,000 was outstanding and approximately $129,200,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility primarily to invest in the acquisition and development of freestanding properties generally leased to established corporate tenants, either directly or through investment interests.

Equity Securities.      In March 2003, pursuant to the Company’s 2000 Performance Incentive Plan (“2000 Plan”), the Company granted and issued 70,407 shares of restricted common stock to certain officers of the Company and its affiliates. The vesting period for 40,407 shares of restricted stock vests in equal amounts each year over approximately a four-year period ending on January 1, 2007 and automatically upon a change in control of the Company. The remaining 30,000 shares of restricted stock vest in amounts equal to a rate of 15 percent to 30 percent each year over approximately a five-year period ending on January 1, 2008 and automatically upon a change in control of the Company.

Pursuant to the 2000 Plan, in June 2003, the Company granted and issued 6,000 shares of restricted common stock to certain directors of the Company. The restricted stock issued to the directors vests in equal amounts each year over approximately a two-year period ending on January 1, 2005 and automatically upon a change in control in the Company.

In May 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, which permits the issuance by the Company of up to $600,000,000 in debt and equity securities (which includes approximately $89,637,000 of unissued debt and equity securities under the Company’s previous $200,000,000 shelf registration statement).

In July 2003, the Company issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In addition, the Company has granted the underwriters an over-allotment option to purchase up to 840,000 additional shares of common stock. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,266,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offering will be used to fund a portion of the purchase price for two office buildings and a related parking garage in the Washington, D.C. metropolitan area.

Liquidity and Capital Resources - continued:

Property Acquisitions and Commitments.     On August 1, 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) for $142,800,000. The Company used the net proceeds from the common stock offering to fund a portion of the purchase price. The remaining portion of the purchase price was funded through borrowings under the Company’s Credit Facility. In addition, the Company will fund an additional $28,900,000 for building and tenant improvements, and other costs related to the lease which will be funded through borrowings under the Company’s Credit Facility. The properties include two office buildings containing an aggregate of 541,000 rentable square feet (492,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces.

Investment in Unconsolidated Affiliates.     In January 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Commercial Net Lease Realty Services, Inc. (“Services”) to increase the borrowing capacity from $5,000,000 to $15,000,000. In addition, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with another wholly-owned subsidiary of Services. In May 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $15,000,000 to $45,000,000. In addition, the Company modified the existing secured revolving line of credit and existing security agreement with Services to decrease the borrowing capacity from $85,000,000 to $35,000,000. As of June 30, 2003, the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide for an aggregate borrowing capacity of $150,000,000. As of June 30, 2003, the aggregate outstanding balance of the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries was $71,799,000, resulting in $78,201,000 available for future borrowings under the line of credit.

Dividends.     One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its common stockholders in the form of dividends. For the six months ended June 30, 2003 and 2002, the Company declared and paid dividends to its common stockholders of $25,884,000 and $25,339,000, respectively, or $0.64 and $0.63 per share of common stock, respectively. In July 2003, the Company declared dividends to its common shareholders of $14,787,000 or $0.320 per share of common stock, payable in August 2003.

Holders of the 9% Non-Voting Series A Preferred Stock issued in connection with the acquisition of Captec Net Lease Realty, Inc. (“Captec”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the six months ended June 30, 2003 and 2002, the Company declared and paid dividends to its preferred stockholders of $2,003,000 and $2,005,000, respectively, or $0.5625 per share of preferred stock.

Results of Operations

As of June 30, 2003 and 2002, the Company owned 340 and 346 Properties, respectively, 329 and 323, respectively, of which were leased generally to operators of established corporate tenants. During the six months ended June 30, 2003, the Company sold four properties with an aggregate gross leasable area of 33,000 square feet that were leased or partially leased during 2003. In addition, during the six months ended June 30, 2002, the Company sold five properties with an aggregate gross leasable area of 113,000 square feet that were leased or partially leased during 2002.

During the six months ended June 30, 2003 and 2002, the Company earned $44,279,000 and $41,182,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (collectively, “Rental Income”). The increase in Rental Income during the six months ended June 30, 2003, is attributable to a decrease in

Results of Operations - continued:

Rental Income related to (i) the Rental Income resulting from the increased occupancy rate of the Company’s portfolio from 93 percent at June 30, 2002 to 97 percent at June 30, 2003 and (ii) the additional Rental Income generated from the acquisition of ten Properties with an aggregate gross leasable area of 316,000 subsequent to June 30, 2002. The increase in Rental Income was partially offset by (i) the disposition of eight properties subsequent to June 30, 2002 that were leased or partially leased with an aggregate gross leasable area of 199,000 square feet, (ii) the termination of leases on two properties subsequent to June 30, 2002 and (iii) a decrease in non-recurring additional Rental Income received during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The Company recognized $1,900,000 and $2,067,000 of non-recurring additional Rental Income related to lease terminations during the six months ended June 30, 2003 and 2002, respectively.

During the quarter ended June 30, 2003 and 2002, the Company earned $21,909,000 and $20,414,000, respectively, in Rental Income. The increase in Rental Income during the quarter ended June 30, 2003, is primarily a result of (i) the Rental Income resulting from the increased occupancy rate of the Company’s portfolio from 93 percent at June 30, 2002 to 97 percent at June 30, 2003, (ii) the additional Rental Income generated from the acquisition of ten properties with an aggregate gross leasable area of 316,000 subsequent to June 30, 2002 and (iii) the increase in Rental Income from non-recurring additional Rental Income received during the quarter ended June 30, 2003 of $650,000, related to the termination of a lease on one property in comparison to $600,000 during the quarter ended June 30, 2002, related to the termination of a lease on one property. However, the increase in Rental Income was partially offset as a result of (i) the eight properties that were disposed of subsequent to June 30, 2002 that had an aggregate gross leasable area of 199,000 square feet and (ii) the termination of leases on two properties subsequent to June 30, 2002.

During the six months ended June 30, 2003 and 2002, the Company earned $2,107,000 and $3,881,000, respectively, in interest income from unconsolidated affiliates and other mortgages receivable, of which $1,363,000 and $1,639,000 was earned during the quarters ended June 30, 2003 and 2003, respectively. The decrease in interest earned from unconsolidated affiliates and other mortgages receivable was primarily attributable to a decrease in the average borrowing levels on the lines of credit with Services and its wholly-owned subsidiaries and a decline in the average interest rate on the lines of credit.

During the six months ended June 30, 2003 and 2002, operating expenses from continuing operations, including general operating and administrative, real estate and depreciation and amortization expenses but excluding interest and the expense incurred in connection with dissenting shareholders’ settlement, were $11,781,000 and $11,331,000, respectively, (24.7% and 24.7%, respectively, of total revenues), of which $5,955,000 and $5,795,000, respectively, (24.7% and 25.8%, respectively, of total revenues) were incurred during the quarters ended June 30, 2003 and 2002, respectively. The increase in the dollar amount of operating expenses for the quarter and six months ended June 30, 2003, as compared to the quarter and six months ended June 30, 2002, is primarily attributable to the increase in depreciation and amortization expense related to (i) the acquisition of and tenant improvements on additional Properties since June 30, 2002, and (ii) the increase in amortization of debt financing fees related to the $50,000,000 notes payable issued in June 2002, partial repayment of the term note in June 2002 and the amended Credit Facility. In addition, the increase is attributable to an increase in general operating and administrative expenses during the quarter ended June 30, 2003, as a result of increases in office expenses, taxes and expenses related to professional services provided to the Company. The increase in operating expenses is partially offset by a (i) decrease in real estate expenses as a result of the increased occupancy rate of the Company’s portfolio from 93 percent at June 30, 2002 to 97 percent at June 30, 2003, and (ii) a decrease in expenses related to personnel.

The Company recognized $13,347,000 and $12,973,000 in interest expense for the six months ended June 30, 2003 and 2002, respectively, of which $6,838,000 and $6,406,000 was incurred during the quarters ended June 30, 2003 and 2002, respectively. Interest expense increased during the quarter and six months ended June 30, 2003, as a result of (i) the $50,000,000 notes payable issued in June 2002 and (ii) the

Results of Operations - continued:

$21,000,000 fixed rate mortgage entered into in June 2002. However, the increase in interest expense was offset by a decrease in the average borrowing levels of the Company’s Credit Facility and the partial repayment of the term note payable in June 2002.

During the six months ended June 30, 2003, the Company recorded a non-recurring dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001. The Company entered into a settlement agreement dated as of February 7, 2003 with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common shares and preferred shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

During the six months ended June 30, 2003 and 2002, the Company recognized equity in earnings of unconsolidated affiliates of $1,955,000 and $1,777,000, respectively, of which $1,191,000 and $1,137,000 was recognized during the quarters ended June 30, 2003 and 2002, respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income generated from the investments in mortgage loans. However, the increase in equity in earnings from unconsolidated affiliates was partially offset by a decrease in the income generated by Services and its wholly-owned subsidiaries, which was attributable to the timing of real estate dispositions by Services and its subsidiaries.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the nine and 19 properties sold during 2003 and 2002, respectively, as discontinued operations. Accordingly, the results of operations for 2003 and 2002 related to these 28 properties have been reclassified to earnings from discontinued operations. During the six months ended June 30, 2003 and 2002, the Company recognized earnings from discontinued operations of $423,000 and $2,930,000, respectively, of which a loss of $148,000 and earnings of $2,145,000 was recognized during the quarters ended June 30, 2003 and 2002, respectively. The Company occasionally sells properties and may reinvest the proceeds of the sales to purchase new properties, the Company evaluates its ability to fund distributions to stockholders by considering the combined effect of income from continuing and discontinued operations.

During the six months ended June 30, 2003, the Company sold nine properties for net sales proceeds of $12,830,000 and recognized a net loss of $409,000 for financial reporting purposes. This loss is included in earnings from discontinued operations. The Company used the proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

During the six months ended June 30, 2002, the Company sold 12 properties for net sales proceeds of $21,430,000 and recognized a net gain of $859,000 for financial reporting purposes. This gain is included in earnings from discontinued operations. The Company reinvested the proceeds from three of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

During the quarter ended June 30, 2003, the Company sold two properties for net sales proceeds of $688,000 and recognized a net loss of $477,000 for financial reporting purposes. This loss is included in earnings from discontinued operations. The Company used the proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

Results of Operations - continued:

During the quarter ended June 30, 2002, the Company sold nine properties for net sales proceeds of $17,817,000 and recognized a net gain of $768,000 for financial reporting purposes. This gain is included in earnings from discontinued operations. The Company reinvested the proceeds from three of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

Investment Considerations.     As of July 2003, the Company owns eight vacant, unleased Properties, which accounts for three percent of the total gross leasable area of the Company’s portfolio; the Company is actively marketing these Properties for sale or re-lease. Additionally, three percent of the total gross leasable area of the Company’s portfolio is leased to four tenants that have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The principal executive and financial officers of the Company have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2002.

Item 2.	Changes in Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. On May 30, 2003, the Company held its Annual Meeting of Stockholders (the“Annual Meeting”). At the Annual Meeting, three proposals were considered.

First, the following nominees were elected to the Board of Directors of the Company: Messrs. Robert A. Bourne (34,21,668 for and 867,364 withheld), Kevin B. Habicht (34,219,058 for and 869,974 withheld), Clifford R. Hinkle (31,208,602 for and 3,880,429 withheld), Richard B. Jennings (34,790,611 for and 298,420 withheld), Ted B. Lanier (31,201,934 for and 3,887,097 withheld), Robert C. Legler (34,780,594 for and 308,437 withheld), Robert Martinez (31,181,364 for and 3,907,667 withheld), Gary M. Ralston (34,110,258 for and 978,774 withheld), and James M. Seneff, Jr. (34,071,703 for and 1,017,329 withheld).

Second, the 2003 Employee Stock Purchase Plan was approved (33,809,161 for, 900,746 against and 379,124 withheld).

Finally, other matters were approved (27,613,290 for, 6,930,309 against and 545,432 withheld).

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant’s Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant’s Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

	3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

	3.5	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

	3.6	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed a as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as

Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc. as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference

	10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference

	10.12	U.S. Government Lease for Real Property, dated as of December 17, 20023, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	32.	Section 906 Certifications

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	The Registrant filed one report on Form 8-K on May 6, 2003 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) a press release announcing its results of operations and financial condition for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 12th day of August, 2003.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/Kevin B. Habicht
        Kevin B. Habicht
Chief Financial Officer and Director

