Form 10-Q
period 2003-09-30
COMMERCIAL NET LEASE REALTY INC
filed 2003-11-06
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

46,255,882 shares of Common Stock, $0.01 par value, outstanding as of November 3, 2003.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
ASSETS	September 30, 2003	December 31, 2002
Real estate:
Accounted for using the operating method, net of accumulated depreciation and amortization	$863,429	$703,465
Accounted for using the direct financing method	103,569	108,308
Investments in, mortgages and other receivables from unconsolidated affiliates	128,395	102,633
Mortgages, notes and accrued interest receivable, net of allowance	13,377	11,253
Cash and cash equivalents	4,120	1,737
Receivables, net of allowance	3,296	1,227
Accrued rental income, net of allowance	22,869	19,172
Debt costs, net of accumulated amortization of $6,351 and $5,353, respectively	4,834	3,181
Other assets	6,350	3,132

Total assets	$1,150,239	$954,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit payable	$127,700	$38,900
Mortgages payable	53,328	55,481
Notes payable, net of unamortized discount of $568 and $677, respectively, and unamortized interest rate hedge gain of $440 and $885, respectively	289,872	290,208
Accrued interest payable	4,334	3,560
Other liabilities	8,823	16,818

Total liabilities	484,057	404,967

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A Preferred Stock, 1,781,645 and 1,782,024 shares issued and outstanding, at September 30, 2003 and December 31, 2002, respectively; stated liquidation value of $25 per share	44,541	44,551
Series B Convertible Preferred Stock, 10,000 shares issued and outstanding, at September 30, 2003; stated liquidation value of $2,500 per share	25,000	-
Common stock, $0.01 par value. Authorized 90,000,000 shares; issued and outstanding 46,226,507 and 40,403,611 shares at September 30, 2003 and December 31, 2002, respectively	462	404
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	626,926	528,888
Accumulated dividends in excess of net earnings	(27,535)	(21,657)
Deferred compensation	(3,212)	(3,045)

Total stockholders' equity	666,182	549,141

	$1,150,239	$954,108

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data)
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Rental income from operating leases	$23,257	$18,559	$60,962	$53,126
Earned income from direct financing leases	2,727	2,786	8,227	8,374
Contingent rental income	3	46	404	406
Interest from unconsolidated affiliates and
other mortgages receivable	655	1,564	2,762	5,445
Other	380	362	1,655	1,157

	27,022	23,317	74,010	68,508

Expenses:
General operating and administrative	2,561	2,128	7,799	7,118
Real estate	913	247	1,470	1,068
Interest	6,771	6,860	20,118	19,833
Depreciation and amortization	3,496	2,836	9,418	8,286
Provision for loss on impairment of real estate	-	2,256	-	2,256
Dissenting shareholders' settlement	-	-	2,413	-

	13,741	14,327	41,218	38,561

Earnings from continuing operations before equity
in earnings of unconsolidated affiliates	13,281	8,990	32,792	29,947

Equity in earnings of unconsolidated affiliates	1,025	257	2,980	2,034

Earnings from continuing operations	14,306	9,247	35,772	31,981

Earnings (loss) from discontinued operations	1,078	(672)	2,110	2,855

Net earnings	15,384	8,575	37,882	34,836
Series A Preferred Stock dividends	(1,002)	(1,002)	(3,005)	(3,007)
Series B Preferred Stock dividends	(84)	-	(84)	-

Net earnings available to common stockholders - basic	14,298	7,573	34,793	31,829
Series B Preferred Stock dividends	84	-	84	-

Net earnings available to common stockholders - diluted	$14,382	$7,573	$34,877	$31,829

Net earnings per share of common stock:
Basic:
Continuing operations	$0.30	$0.21	$0.79	$0.72
Discontinued operations	0.02	(0.02)	0.05	0.07

Net earnings	$0.32	$0.19	$0.84	$0.79

Diluted:
Continuing operations	$0.30	$0.21	$0.78	$0.71
Discontinued operations	0.02	(0.02)	0.05	0.07

Net earnings	$0.32	$0.19	$0.83	$0.78

Weighted average number of common shares outstanding:
Basic	44,368,735	40,304,531	41,755,975	40,400,577

Diluted	45,403,830	40,592,453	42,259,338	40,582,695

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands, except per share data)
	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$37,882	$34,836
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	855	677
Depreciation and amortization	9,520	8,802
Provision for loss on impairment of real estate	-	3,285
Amortization of notes payable discount	108	93
Amortization of deferred interest rate hedge gain	(444)	(413)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(3,175)	(2,488)
Loss (gain) on disposition of real estate	(287)	(40)
Decrease in real estate leased to others using the direct financing method	1,770	1,602
Increase in mortgages, notes and accrued interest receivable	(740)	(809)
Decrease (increase) in receivables	(2,051)	1,104
Increase in accrued rental income	(4,095)	(2,276)
Increase in other assets	(63)	(420)
Increase in accrued interest payable	774	1,162
Increase (decrease) in other liabilities	2,975	(767)

Net cash provided by operating activities	43,029	44,348

Cash flows from investing activities:
Proceeds from the disposition of real estate	25,138	25,986
Additions to real estate accounted for using the operating method	(187,128)	(36,692)
Additions to real estate accounted for using the direct financing method	-	(3,201)
Distributions received from unconsolidated affiliates	3,190	1,644
Contributions to unconsolidated affiliates	(8,750)	(7,000)
Increase in mortgages and notes receivable	(2,891)	-
Mortgage and notes payments received	1,173	2,319
Increase in mortgages and other receivables from unconsolidated affiliates	(148,542)	(89,528)
Payments received on mortgages and other receivables from unconsolidated affiliates	131,819	120,344
Consideration paid to the dissenting shareholders in connection with the merger of Captec Net Lease Realty, Inc. ("Captec") in December 2001	(13,278)	-
Payment of lease costs	(2,698)	-
Other	(830)	406

Net cash provided by (used in) investing activities	(202,797)	14,278

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED (dollars in thousands, except per share data)
	Nine Months Ended September 30,
	2003	2002
Cash flows from financing activities:
Proceeds from line of credit payable	257,000	83,800
Repayment of line of credit payable	(168,200)	(124,700)
Proceeds from mortgages payable	-	21,000
Repayment of mortgages payable	(2,153)	(1,851)
Proceeds from notes payable	-	49,713
Repayment of notes payable	-	(50,000)
Payment of debt costs	(2,674)	(1,131)
Proceeds from issuance of Series B Preferred Stock	25,000	-
Proceeds from issuance of common stock	102,897	2,384
Payment of Series A Preferred Stock dividends	(3,007)	(3,005)
Payment of Series B Preferred Stock dividends	(84)	-
Payment of common stock dividends	(40,671)	(38,249)
Stock issuance costs	(5,957)	5

Net cash provided by (used in) financing activities	162,151	(62,034)

Net increase (decrease) in cash and cash equivalents	2,383	(3,408)

Cash and cash equivalents at beginning of period	1,737	6,974

Cash and cash equivalents at end of period	$4,120	$3,566

Supplemental disclosure of cash flow information - interest paid, net of amount capitalized	$19,711	$18,747

Supplemental disclosure of non-cash investing and financing activities:
Issued 76,407 and 64,000 shares of common stock in 2003 and 2002,
respectively, in connection with the Company's 2000 Performance Incentive Plan	$1,141	$982

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$1	$6

Liability for the consideration due to the dissenting shareholders in connection with the merger of Captec	-	$13,278

Mortgage note accepted in connection with sale the of real estate	$2,605	-

Note accepted in connection with termination of a lease	$286	-

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date.

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

Stock-Based Compensation – The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to encourage the use of a fair-value method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. As allowed by SFAS No. 123, the Company has elected to account for its stock-based compensation plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure requirements of SFAS No. 123.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

1.    Basis of Presentation - continued:

The following table illustrates the effect on net earnings available to common stockholders and earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings available to common stockholders - basic as reported:	$14,298	$7,573	$34,793	$31,829
Less total stock-based employee compensation expense determined under the fair value based method	(10)	(11)	(32)	(17)

Pro forma net earnings available to common stockholders - basic	$14,288	$7,562	$34,761	$31,812

Net earnings available to common stockholders - diluted as reported:	$14,382	$7,573	$34,877	$31,829
Less total stock-based employee compensation expense determined under the fair value based method	(10)	(11)	(32)	(17)

Pro forma net earnings available to common stockholders - diluted	$14,372	$7,562	$34,845	$31,812

Earnings available to common stockholders per common share as reported:
Basic	$0.32	$0.19	$0.84	$0.79

Diluted	$0.32	$0.19	$0.83	$0.78

Pro forma earnings available to common stockholders per common share:
Basic	$0.32	$0.19	$0.84	$0.79

Diluted	$0.32	$0.19	$0.82	$0.78

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

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. A

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

1.    Basis of Presentation - continued:

variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. Certain disclosures are also required by enterprises that hold significant variable interests in a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At this time, the Company believes that Commercial Net Lease Realty Services, Inc. (“Services”) will be considered a variable interest entity subject to consolidation according to the provisions of this interpretation. Absent additional investment by the Company, as of September 30, 2003, the maximum exposure to loss as a result of the Company’s involvement with Services would be approximately $88,712,000, including the investment, revolving lines of credit and other receivables. As of September 30, 2003, the carrying value of Services’ assets and liabilities were $97,401,000 and $79,046,000, respectively. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

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
Nine Months Ended September 30, 2003 and 2002

1.    Basis of Presentation - continued:

Reclassification – Certain item in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform with the 2003 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.    Leases:

The Company generally leases its real estate to established corporate tenants. As of September 30, 2003, 271 of the leases have been classified as operating leases and 67 leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 44 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2003 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry insurance coverage for public liability, property damage and fire coverage. Certain of the Company’s properties, including the office buildings acquired during 2003, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the property. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to substantially the same terms and conditions as the initial lease.

3.     Real Estate:

Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30, 2003	December 31, 2002
Land and improvements	$390,320	$349,267
Buildings and improvements	509,201	392,172
Leasehold interests	3,381	3,381

	902,902	744,820
Less accumulated depreciation and amortization	(45,406)	(38,671)

	857,496	706,149
Construction in progress	8,189	298

	865,685	706,447
Less provision for loss on impairment of real estate	(2,256)	(2,982)

	$863,429	$703,465

In August 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) for $142,800,000. The Company used the net proceeds from the common stock offering (See Note 7) to fund a portion of the purchase price. The remaining portion of the purchase price was funded through borrowings under the Company’s credit facility. In addition, the Company has agreed to fund an additional $28,900,000 for building and tenant improvements, and other costs related to the lease. The

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

1.    Real Estate - continued:

properties include two office buildings containing an aggregate of 554,000 rentable square feet (503,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces. The Company has made a preliminary purchase price allocation and expects that it will be finalized during the quarter ended December 31, 2003.

4.    Investments in Unconsolidated Affiliates:

In January 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $5,000,000 to $15,000,000. In addition, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with another wholly-owned subsidiary of Services. In May 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $15,000,000 to $45,000,000. In addition, the Company modified the existing secured revolving line of credit and existing security agreement with Services to decrease the borrowing capacity from $85,000,000 to $35,000,000. As of September 30, 2003, the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide for an aggregate borrowing capacity of $150,000,000. As of September 30, 2003, the aggregate outstanding balance of the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries was $70,594,000, resulting in $79,406,000 available for future borrowings under the line of credit.

In connection with the mortgages and other receivables from Services and its wholly-owned subsidiaries, the Company received $2,161,000 and $3,768,000 in interest and fees during the nine months ended September 30, 2003 and 2002, respectively, $794,000 and $1,054,000 of which was earned during the quarters ended September 30, 2003 and 2002, respectively. In addition, Services paid the Company $1,160,000 and $754,000 for accounting, executive, technology and office space costs incurred on behalf of Services by the Company during the nine months ended September 30, 2003 and 2002, respectively, of which $450,000 and $252,000 was earned during the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the Company recognized a loss of $370,000 and earnings of $424,000, respectively, and recognized a loss of $262,000 and $409,000 during the quarters ended September 30, 2003 and 2002, respectively, from Services.

The Company received $116,000 in distributions from Net Lease Institutional Realty, L.P. (“NLIR”) during the nine months ended September 30, 2003. For the nine months ended September 30, 2003 and 2002, the Company recognized earnings of $205,000 and $198,000, respectively, of which $65,000 and $79,000 was recognized during the quarters ended September 30, 2003 and 2002, respectively, from NLIR. The Company manages NLIR and pursuant to a management agreement, NLIR paid the Company $142,000 and $145,000 in asset management fees during the nine months ended September 30, 2003 and 2002, respectively, of which $46,000 and $51,000 was paid during the quarters ended September 30, 2003 and 2002, respectively.

In July 2003, the Company entered into a limited liability company agreement, CNL Commercial Mortgage Holdings V, LLC (“CCMH V”), with CNL Commercial Finance, Inc. (“CCF”), an affiliate of the Company, for an $8,750,000 investment. The Company holds a 38.4 percent non-voting and non-controlling interest in CCMH V.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

4.    Investments in Unconsolidated Affiliates - continued:

Since June 2001, the Company has entered into five limited liability company (“LLC”) agreements with CCF. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests using the equity method of accounting. During the nine months ended September 30, 2003, the Company received $2,850,000 in distributions. For the nine months ended September 30, 2003 and 2002, the Company recognized $3,282,000 and $1,479,000 of earnings, respectively, $1,262,000 and $629,000 of which was recognized during the quarters ended September 30, 2003 and 2002, respectively, from the LLCs.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000, in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which are related parties. The Company has severally guaranteed 41.67% of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,300, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. During the nine months ended September 30, 2003, the Company received $224,000 in distributions. For the nine months ended September 30, 2003 and 2002, the Company recognized a loss of $137,000 and $67,000, respectively, from Plaza, of which a loss of $40,000 and $42,000 was recognized during the quarters ended September 30, 2003 and 2003, respectively. Since November 1999, the Company has leased its office space from Plaza. During the nine months ended September 30, 2003 and 2002, the Company incurred rental expenses in connection with the lease of $810,000 and $898,000, respectively. For the quarters ended September 30, 2003 and 2002, rental expenses in connection with the lease totaled $272,000 and $267,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr., an officer and director of the Company. During the nine months ended September 30, 2003 and 2002, the Company earned $252,000 and $192,000, respectively, in rental and accrued rental income, of which $87,000 and $77,000 was earned during the quarters ended September 30, 2003 and 2002, respectively.

5.     Dissenting Shareholders’ Settlement:

During the nine months ended September 30, 2003, the Company recorded a non-recurring dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001 (the “Appraisal Action”). The Company entered into a settlement agreement dated as of February 7, 2003 with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common shares and preferred shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

6.    Earnings from Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the 14 and 19 properties sold during 2003 and 2002, respectively, as discounted operations. The following is a summary of earnings from discontinued operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Rental income from operating leases	$459	$1,258	$1,634	$4,295
Earned income from direct financing leases	43	73	187	223
Contingent rental income	-	23	12	57
Interest income from mortgages receivable	7	-	7	-
Other	20	1	111	5

	529	1,355	1,951	4,580

Expenses:
General operating and administrative	3	16	15	17
Real estate	1	46	12	202
Depreciation and amortization	17	117	101	517
Provision for loss on impairment of real estate	-	1,029	-	1,029

	21	1,208	128	1,765

Earnings before gain (loss) on disposition of real estate	508	147	1,823	2,815

Gain (loss) on disposition of real estate	570	(819)	287	40

Earnings (loss) from discontinued operations	$1,078	$(672)	$2,110	$2,855

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

7.    Common Stock:

In July 2003, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,293,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offering were used to fund a portion of the purchase price for two office buildings and a related parking garage in the Washington, D.C. metropolitan area.

8.     Preferred Stock:

In August 2003, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued 10,000 shares of 6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) and received gross proceeds of $25,000,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $656,000, consisting primarily of placement fees and legal and accounting fees. The Series B Preferred Stock generally is convertible into 1,293,996 shares of the Company’s common stock on and after the first anniversary from the date on which the shares were issued. Holders of the Series B Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). The Series B Preferred Stock ranks pari passu with the Company’s 9% Series A Non-Voting Preferred Stock and senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series B Preferred Stock on or after August 13, 2008, in whole or from time to time in part, for cash, at a redemption price of $2,500.00 per share, plus all accumulated and unpaid distributions. Net proceeds from the offering were used to pay down outstanding indebtedness under the Company’s credit facility.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

9.    Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Earnings from continuing operations	$14,306	$9,247	$35,772	$31,981
Series A Preferred Stock dividends	(1,002)	(1,002)	(3,005)	(3,007)
Series B Preferred Stock dividends	(84)	-	(84)	-

Earnings available to common stockholders from continuing operations - basic	13,220	8,145	32,683	28,974

Earnings from discontinued operations	1,078	(672)	2,110	2,855

Net earnings available to common stockholders - basic	$14,298	$7,573	$34,793	$31,829

Basic earnings per share:
Weighted average number of common shares outstanding used in basic earnings per share	44,368,735	40,304,531	41,755,975	40,400,577

Basic earnings per share available to common stockholders:
Continuing operations	$0.30	$0.21	$0.79	$0.72
Discontinued operations	0.02	(0.02)	0.05	0.07

Net earnings	$0.32	$0.19	$0.84	$0.79

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

9.    Earnings Per Share - continued:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Earnings from continuing operations	$14,306	$9,247	$35,772	$31,981
Series A Preferred Stock dividends	(1,002)	(1,002)	(3,005)	(3,007)

Earnings available to common stockholders from continuing operations - diluted	13,304	8,145	32,767	28,974

Earnings from discontinued operations	1,078	(672)	2,110	2,855

Net earnings available to common stockholders - diluted	$14,382	$7,573	$34,877	$31,829

Diluted earnings per share:
Weighted average number of common shares outstanding	44,368,735	40,304,531	41,755,975	40,400,577
Effect of dilutive securities:
Common stock options and restricted stock	345,901	287,922	271,107	182,118
Assumed conversion of Series B Convertible Preferred Stock to common stock	689,194	-	232,256	-

Weighted average number of common shares outstanding used in diluted earnings per share	45,403,830	40,592,453	42,259,338	40,582,695

Diluted earnings per share available to common stockholders:
Continuing operations	$0.30	$0.21	$0.78	$0.71
Discontinued operations	0.02	(0.02)	0.05	0.07

Net earnings	$0.32	$0.19	$0.83	$0.78

The following represents the number of options of common stock which were not included in computing diluted earnings per common share because their effects were antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Antidilutive potential common stock	398,500	454,500	514,700	715,708

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

10.     Related Party Transactions:

A wholly-owned subsidiary of Services holds a 33 1/3 percent equity interest in WXI/SMC Real Estate LLC (“WXI”). The Company provides certain management services for WXI on behalf of Services pursuant to WXI’s Limited Liability Company Agreement and Property Management and Development Agreement. WXI paid the Company $45,000 and $56,000 in fees during the nine months ended September 30, 2003 and 2002, respectively, $9,000 and $15,000 of which was paid during the quarters ended September 30, 2003 and 2002, respectively.

As of December 2002, the $6,000,000 promissory note (“Promissory Note”) between a wholly-owned subsidiary of Services and an affiliate in which James M. Seneff, Jr., Gary M. Ralston and Kevin B. Habicht, each of whom are officers and directors of the Company, own a majority equity interest, had an outstanding principal and accrued interest balance of $6,026,000. In July 2003, the Promissory Note between a wholly-owned subsidiary of Services and an affiliate was paid in full.

As of September 30, 2003, the $37,750,000 line of credit agreement between a wholly-owned subsidiary of Services and CCF had an outstanding balance of $15,700,000, resulting in $22,050,000 available for future borrowings under the line of credit.

An affiliate of James M. Seneff, Jr., an officer and director of the Company, provided certain administrative, tax and technology services to the Company and Services. In connection therewith, the Company and Services paid $1,024,000 and $923,000 in fees relating to these services during the nine months ended September 30, 2003 and 2002, respectively, $322,000 and $308,000 of which was paid during the quarters ended September 30, 2003 and 2002, respectively.

The Company holds four mortgages with an original aggregate principal balance totaling $8,514,000 with affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s board of directors. The mortgages bear interest at a weighted average of 8.95%, with interest payable monthly or quarterly. As of September 30, 2003 and December 31, 2002, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest on the balance sheet was $3,060,000 and $3,437,000, respectively. In connection therewith, the Company received $213,000 and $541,000 of interest from unconsolidated affiliates and other mortgage receivables during the nine months ended September 30, 2003 and 2002, respectively, $69,000 and $177,000 of which was received during the quarters ended September 30, 2003 and 2002, respectively.

The Company had guaranteed bank loans to James M. Seneff, Jr., Gary M. Ralston and Dennis Tracy, each of which are officers and directors of the Company or its affiliates, totaling $3,746,000. Each of the loans is full recourse to the respective officer and is collateralized by the common shares of the Company that were purchased with the proceeds from the loan. In July 2003, the Company was released as a guarantor on each of the bank loans.

11. Segment Information:

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
Nine Months Ended September 30, 2003 and 2002

11.    Segment Information - continued:

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

	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
September 30, 2003 and for the
quarter then ended
Revenues	$26,345	$677	$-	$27,022
General operating and
administrative expenses	1,791	417	353	2,561
Real estate expenses	913	-	-	913
Interest expense	6,771	-	-	6,771
Depreciation and amortization	3,489	5	2	3,496
Equity in earnings of
unconsolidated affiliates	25	1,000	-	1,025

Earnings (loss) from continuing	13,406	1,255	(355)	14,306
operations
Earnings from discontinued
operations	1,078	-	-	1,078

Net earnings	$14,484	$1,255	$(355)	$15,384

Assets	$1,026,246	$123,946	$47	$1,150,239

Additions to long-lived assets:
Real estate	$152,187	$-	$-	$152,187

Other	$83	$12	$10	$105

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

11.    Segment Information - continued:

	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
September 30, 2002 and for the
quarter then ended
Revenues	$21,824	$1,493	$-	$23,317
General operating and
administrative expenses	1,342	307	479	2,128
Real estate expenses	247	-	-	247
Interest expense	6,860	-	-	6,860
Depreciation and amortization	2,830	4	2	2,836
Provision for loss on impairment
of real estate	2,256	-	-	2,256
Equity in earnings of
unconsolidated affiliates	37	220	-	257

Earnings (loss) from continuing	8,326	1,402	(481)	9,247
operations
Earnings from discontinued
operations	(672)	-	-	(672)

Net earnings	$7,654	$1,402	$(481)	$8,575

Assets	$846,667	$135,833	$67	$982,567

Additions to long-lived assets:
Real estate	$6,055	$-	$-	$6,055

Other	$16	$10	$2	$28

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Nine Months Ended September 30, 2003 and 2002

11.    Segment Information - continued:

	Rental and Earned Income	Interest and Fee Income	Corporate	Condensed Consolidated Totals
September 30, 2003 and for the
nine months then ended
Revenues	$71,158	$2,852	$-	$74,010
General operating and
administrative expenses	5,302	1,240	1,257	7,799
Real estate expenses	1,470	-	-	1,470
Interest expense	20,118	-	-	20,118
Depreciation and amortization	9,398	13	7	9,418
Dissenting shareholders'
settlement	-	-	2,413	2,413
Equity in earnings of
unconsolidated affiliates	69	2,911	-	2,980

Earnings (loss) from continuing	34,939	4,510	(3,677)	35,772
operations
Earnings from discontinued
operations	2,110	-	-	2,110

Net earnings	$37,049	$4,510	$(3,677)	$37,882

Assets	$1,026,246	$123,946	$47	$1,150,239

Additions to long-lived assets:
Real estate	$187,128	$-	$-	$187,128

Other	$109	$18	$13	$140

September 30, 2002 and for the
nine months then ended
Revenues	$63,359	$5,149	$-	$68,508
General operating and
administrative expenses	4,576	1,350	1,192	7,118
Real estate expenses	1,068	-	-	1,068
Interest expense	19,833	-	-	19,833
Depreciation and amortization	8,266	13	7	8,286
Provision for loss on impairment
of real estate	2,256	-	-	2,256
Equity in earnings of
unconsolidated affiliates	131	1,903	-	2,034

Earnings (loss) from continuing	27,491	5,689	(1,199)	31,981
operations
Earnings from discontinued
operations	2,855	-	-	2,855

Net earnings	$30,346	$5,689	$(1,199)	$34,836

Assets	$846,667	$135,833	$67	$982,567

Additions to long-lived assets:
Real estate	$39,893	$-	$-	$39,893

Other	$50	$19	$5	$74

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated, self-administered real estate investment trust (“REIT”) formed in 1984 that acquires, owns, manages and indirectly, through investment interests, develops high quality, single-tenant retail, office and industrial properties that are generally leased to established corporate tenants under long-term commercial net leases. As of September 30, 2003, the Company owned 339 properties (the “Properties”) that are leased to established corporate tenants, including Academy, Barnes & Noble, Bennigan’s, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. Approximately 97 percent of the gross leasable area of the Company’s Property portfolio was leased at September 30, 2003.

Liquidity and Capital Resources

General.     Historically, the Company’s only demand for funds has been for (i) payment of operating expenses and dividends, (ii) property acquisitions, capital expenditures and development, either directly or through investment interests, (iii) payment of interest on its outstanding indebtedness and (iv) other investments. Generally, cash needs for items other than property acquisitions, capital expenditures and development and for other investments have been met from operations, and property acquisitions, capital expenditures and development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations. For the nine months ended September 30, 2003 and 2002, the Company generated $43,029,000 and $44,348,000, respectively, of net cash from operating activities. The change in cash provided by operations for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Liquidity and Capital Resources - continued:

The Company’s leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Properties, including the office buildings acquired during 2003, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property (see Property Acquisitions and Commitments). Because many of these certain Properties are recently constructed, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Management anticipates the costs associated with the Company’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to use bank borrowings or other sources of capital in the event of unforeseen significant capital expenditures.

Indebtedness.     In May 2003, the Company entered into an amended and restated loan agreement for a $225,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $225,000,000 from $200,000,000, (ii) lowering the interest rates of the tiered rate structure to a maximum rate of 135 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 100 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 30 basis points per annum (based upon the debt rating of the Company), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 9, 2006 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility on May 9, 2006, which the Company may request to be extended for an additional 12-month period with the consent of the lender.

As of September 30, 2003, $127,700,000 was outstanding and approximately $97,300,000 was available for future borrowings under the Credit Facility. The Company expects to use the Credit Facility primarily to invest in the acquisition and development of freestanding properties generally leased to established corporate tenants, either directly or through investment interests.

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

In July 2003, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,293,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offering was used to fund a portion of the purchase price for

Liquidity and Capital Resources - continued:

two office buildings and a related parking garage in the Washington, D.C. metropolitan area (see Property Acquisitions and Commitments).

In August 2003, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued 10,000 shares of 6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) and received gross proceeds of $25,000,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $656,000, consisting primarily of placement fees and legal and accounting fees. The Series B Preferred Stock generally is convertible into 1,293,996 shares of the Company’s common stock on and after the first anniversary from the date on which the shares were issued. Holders of the Series B Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). The Series B Preferred Stock ranks pari passu with the Company’s 9% Series A Non-Voting Preferred Stock (the “Series A Preferred Stock”) and senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series B Preferred Stock on or after August 13, 2008, in whole or from time to time in part, for cash, at a redemption price of $2,500.00 per share, plus all accumulated and unpaid distributions. Net proceeds from the offering were used to pay down outstanding indebtedness under the Company’s Credit Facility.

Property Acquisitions and Commitments.     In August 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) for $142,800,000. The Company used the net proceeds from the common stock offering to fund a portion of the purchase price (see Equity Securities). The remaining portion of the purchase price was funded through borrowings under the Company’s Credit Facility. In addition, the Company has agreed to fund an additional $28,900,000 for building and tenant improvements, and other costs related to the lease which will be funded through borrowings under the Company’s Credit Facility. The properties include two office buildings containing an aggregate of 554,000 rentable square feet (503,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces.

During the year ended December 31, 1999, the Company entered into a purchase and sale agreement whereby the Company acquired 10 land parcels leased to major retailers and agreed to acquire the buildings on each of the respective land parcels at the expiration of the initial term of the ground lease for an aggregate amount of approximately $23,421,000. The initial term of each of the 10 respective ground leases expires between February 2003 and April 2004. In October 2003, the Company acquired the interest in each of these buildings for an aggregate purchase price of $23,422,000.

Investment in Unconsolidated Affiliates.     In January 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Commercial Net Lease Realty Services, Inc. (“Services”) to increase the borrowing capacity from $5,000,000 to $15,000,000. In addition, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with another wholly-owned subsidiary of Services. In May 2003, the Company modified an existing secured revolving line of credit and security agreement with a wholly-owned subsidiary of Services to increase the borrowing capacity from $15,000,000 to $45,000,000. In addition, the Company modified the existing secured revolving line of credit and existing security agreement with Services to decrease the borrowing capacity from $85,000,000 to $35,000,000. As of September 30, 2003, the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries provide for an aggregate borrowing capacity of $150,000,000. As of September 30, 2003, the aggregate outstanding balance of the secured revolving lines of credit and security agreements with Services and its wholly-owned subsidiaries was $70,594,000, resulting in $79,406,000 available for future borrowings under the line of credit.

As of December 2002, the $6,000,000 promissory note (“Promissory Note”) between a wholly-owned subsidiary of Services and an affiliate in which James M. Seneff, Jr., Gary M. Ralston and Kevin B.

Liquidity and Capital Resources - continued:

Habicht, each of which are officers and directors of the Company, own a majority equity interest, had an outstanding principal and accrued interest balance of $6,026,000. In July 2003, the Promissory Note was paid in full.

In July 2003, the Company entered into a limited liability company agreement, CNL Commercial Mortgage Holdings V, LLC, with CNL Commercial Finance, Inc. (“CCF”), an affiliate of the Company, for an $8,750,000 investment. CCMH V holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a 38.4 percent non-voting and non-controlling interest in CCMH V and accounts for its interest using the equity method of accounting.

Dividends.     One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a real estate investment trust, is to distribute a substantial portion of its funds available from operations to its common stockholders in the form of dividends. For the nine months ended September 30, 2003 and 2002, the Company declared and paid dividends to its common stockholders of $40,672,000 and $38,253,000, respectively, or $0.96 and $0.95 per share of common stock, respectively. In October 2003, the Company declared dividends to its common shareholders of $14,802,000 or $0.32 per share of common stock, payable in November 2003.

Holders of the Series A Preferred Stock issued in connection with the acquisition of Captec Net Lease Realty, Inc. (“Captec”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the nine months ended September 30, 2003 and 2002, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $3,005,000 and $3,007,000, respectively, or $1.6875 per share of preferred stock.

Holders of the Series B Preferred Stock issued in August 2003, are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the nine months ended September 30, 2003, the Company declared and paid dividends to its Series B Preferred Stock stockholders of $84,000 or $8.375 per share of preferred stock.

Results of Operations

As of September 30, 2003 and 2002, the Company owned 339 and 343 Properties, respectively, 329 and 319, respectively, of which were leased generally to operators of established corporate tenants. During the nine months ended September 30, 2003, the Company sold nine properties with an aggregate gross leasable area of 279,000 square feet that were leased or partially leased during 2003. In addition, during the nine months ended September 30, 2002, the Company sold nine properties with an aggregate gross leasable area of 178,000 square feet that were leased or partially leased during 2002.

During the nine months ended September 30, 2003 and 2002, the Company earned $69,593,000 and $61,906,000, respectively, in rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (collectively, “Rental Income”). The increase in Rental Income during the nine months ended September 30, 2003, is attributable to an increase in Rental Income related to (i) the Rental Income resulting from the increased occupancy rate of the Company’s portfolio from 93 percent at September 30, 2002 to 97 percent at September 30, 2003 and (ii) the additional Rental Income generated from the acquisition of 14 Properties with an aggregate gross leasable area of 845,000 square feet subsequent to September 30, 2002. The increase in Rental Income was partially offset by (i) a decrease in Rental Income related to the termination of leases on five properties subsequent to September 30, 2002 and (ii) a decrease in non-recurring additional Rental Income received during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 of $3,394,000 and $3,367,000, respectively.

Results of Operations - continued:

During the quarter ended September 30, 2003 and 2002, the Company earned $25,987,000 and $21,391,000, respectively, in Rental Income. The increase in Rental Income during the quarter ended September 30, 2003, is primarily a result of (i) the Rental Income resulting from the increased occupancy rate of the Company’s portfolio from 93 percent at September 30, 2002 to 97 percent at September 30, 2003, (ii) the additional Rental Income generated from the acquisition of 14 properties with an aggregate gross leasable area of 845,000 square feet subsequent to September 30, 2002 and (iii) the increase in Rental Income from non-recurring additional Rental Income of $1,494,000 and $1,300,000, respectively, received during the quarters ended September 30, 2003 and 2002, related to the termination of leases on three properties in comparison to one property, respectively. However, the increase in Rental Income was partially offset as a result of a decrease in Rental Income related to the termination of leases on five properties subsequent to September 30, 2002.

During the nine months ended September 30, 2003 and 2002, the Company earned $2,762,000 and $5,445,000, respectively, in interest income from unconsolidated affiliates and other mortgages receivable, of which $655,000 and $1,564,000 was earned during the quarters ended September 30, 2003 and 2002, respectively. The decrease in interest earned from unconsolidated affiliates and other mortgages receivable was primarily attributable to a decrease in the average borrowing levels on the lines of credit with Services and its wholly-owned subsidiaries and a decline in the average interest rate on the lines of credit.

During the nine months ended September 30, 2003 and 2002, operating expenses from continuing operations, including general operating and administrative, real estate and depreciation and amortization expenses but excluding interest, the provision for loss on impairment of real estate and the expense incurred in connection with dissenting shareholders’ settlement, were $18,687,000 and $16,472,000, respectively, (25.2% and 24.0%, respectively, of total revenues), of which $6,970,000 and $5,211,000, respectively, (25.8% and 22.3%, respectively, of total revenues) were incurred during the quarters ended September 30, 2003 and 2002, respectively. The increase in operating expenses for the quarter and nine months ended September 30, 2003, as compared to the quarter and nine months ended September 30, 2002, is primarily attributable to (i) the increase in real estate expenses related to the acquisition of and tenant improvements on additional Properties since September 30, 2002, including the two office buildings and a related parking garage located in Arlington, Virginia, in August 2003 and (ii) the increase in depreciation and amortization expense related to (a) the acquisition of and tenant improvements on additional Properties since September 30, 2002, and (b) the amended Credit Facility. In addition, the increase is attributable to an increase in general operating and administrative expenses during the quarter and nine months ended September 30, 2003, as a result of increases in personnel expenses, taxes and expenses related to professional services provided to the Company. The increase in operating expenses for the quarter and nine months ended September 30, 2003 is partially offset by a decrease in real estate expenses as a result of the increased occupancy rate of the Company’s portfolio from 93 percent at September 30, 2002 to 97 percent at September 30, 2003. In addition, the increase in general operating and administrative expenses during the quarter ended September 30, 2003 is partially offset by a decrease in expenses related to professional services provided to the Company.

The Company recognized $20,118,000 and $19,833,000 in interest expense for the nine months ended September 30, 2003 and 2002. Interest expense increased during the nine months ended September 30, 2003, as a result of refinancing a portion of the Company’s Credit Facility to long-term fixed rate debt, including the $50,000,000 notes payable issued in June 2002 and the $21,000,000 fixed rate mortgage entered into in June 2002.

The Company recognized $6,771,000 and $6,860,000 in interest expense during the quarters ended September 30, 2003 and 2002, respectively. Interest expense decreased during the quarter and nine months ended September 30, 2003, as a result of the decrease in the average interest rate on the term note payable and the decrease in mortgages payable related to the scheduled principal amortization.

Results of Operations - continued:

The Company recorded a provision for loss on impairment of real estate of $2,256,000 and $1,029,000 in continuing operations and discontinued operations, respectively, in the quarter ended September 30, 2002. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, the Company makes a provision for impairment loss if estimated future operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. No additional impairments have been recorded for the quarter and nine months ended September 30, 2003.

During the nine months ended September 30, 2003, the Company recorded a non-recurring dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation (the “Appraisal Action”) disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001. The Company entered into a settlement agreement dated as of February 7, 2003 with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common shares and preferred shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

During the nine months ended September 30, 2003 and 2002, the Company recognized equity in earnings of unconsolidated affiliates of $2,980,000 and $2,034,000. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income generated from the investments in mortgage loans. However, the increase in equity in earnings from unconsolidated affiliates was partially offset by a decrease in the income generated by Services and its wholly-owned subsidiaries, which was attributable to the timing of real estate dispositions by Services and its subsidiaries.

During the quarter ended September 30, 2003 and 2002, the Company recognized equity in earnings of unconsolidated affiliates of $1,025,000 and $257,000. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income generated from the investments in mortgage loans. In addition, increased income was generated by Services and its wholly-owned subsidiaries, which was attributable to the timing of real estate dispositions by Services and its subsidiaries.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations of the 14 and 19 properties sold during 2003 and 2002, respectively, as discontinued operations. Accordingly, the results of operations for 2003 and 2002 related to these 33 properties have been reclassified to earnings from discontinued operations. During the nine months ended September 30, 2003 and 2002, the Company recognized earnings from discontinued operations of $2,110,000 and $2,855,000, respectively, of which earnings of $1,078,000 and loss of $672,000 was recognized during the quarters ended September 30, 2003 and 2002, respectively. The Company occasionally sells properties and may reinvest the proceeds of the sales to purchase new properties, the Company evaluates its ability to fund distributions to stockholders by considering the combined effect of income from continuing and discontinued operations.

During the nine months ended September 30, 2003, the Company sold 14 properties for net sales proceeds of $25,024,000 and recognized a net gain of $161,000 for financial reporting purposes. This gain is included in earnings (loss) from discontinued operations. The Company used the proceeds to pay down outstanding indebtedness under the Company’s Credit Facility.

During the nine months ended September 30, 2002, the Company sold 16 properties for net sales proceeds of $25,986,000 and recognized a net gain of $37,000 for financial reporting purposes. This gain

Results of Operations - continued:

is included in earnings (loss) from discontinued operations. The Company reinvested the proceeds from three of these properties to acquire additional properties and structured the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The Company used the remaining proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

During the quarter ended September 30, 2003, the Company sold five properties for net sales proceeds of $12,194,000 and recognized a net gain of $570,000 for financial reporting purposes. This gain is included in earnings (loss) from discontinued operations. The Company used the proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

During the quarter ended September 30, 2002, the Company sold four properties for net sales proceeds of $4,556,000 and recognized a net loss of $819,000 for financial reporting purposes. This loss is included in earnings (loss) from discontinued operations. The Company used the proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

Investment Considerations.     As of October 2003, the Company owns 12 vacant, unleased Properties, which accounts for four percent of the total gross leasable area of the Company’s portfolio; the Company is actively marketing these Properties for sale or re-lease. Additionally, three percent of the total gross leasable area of the Company’s portfolio is leased to five tenants that have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Properties at comparable rental rates and in a timely manner.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk from that previously reported in the Form 10-K for the year ended December 31, 2002.

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

No material developments in legal proceedings as previously reported on the Form 10-K for the year ended December 31, 2002 except as indicated below:

On January 4, 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec Net Lease Realty, Inc. (“Captec”) stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec) in the United States District Court for the Northern District of California, CALAPASAS INVESTMENT PARTNERSHIP NO. 1 LIMITED PARTNERSHIP v. CAPTEC NET LEASE REALTY, INC, a Delaware Corporation; COMMERCIAL NET LEASE REALTY, INC. (as successor in interest to CAPTEC); PATRICK L. BEACH; W. ROSS MARTIN; H. REID SHERARD; RICHARD J. PETERS; LEE C. HOWLEY; and WILLIAM H. KRUL III, Case No. C 02 00071 PJH. In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001 (the “Calapasas Action”). The Calapasas Action asserts that it is brought on behalf of a class consisting of all persons and entities (except insiders) that purchased Captec common stock between August 9, 2000 and prior to July 2, 2001. The Calapasas Action seeks to be certified as a class action and seeks compensatory and punitive damages for the plaintiff and other members of the class, as well as costs and expenses, including fees for plaintiff’s attorneys, accountants and experts. The Calapasas Action could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. On October 4, 2002 the Calapasas Action was dismissed by the Court with leave to amend. A Second Amended Complaint was filed by Calapasas Investment Partnership No. 1 Limited Partnership on November 8, 2002, which, among other things, reduced the alleged plaintiff class to those persons and entities (except insiders) who purchased common stock of Captec between March 30, 2001 and July 2, 2001. A Motion to Dismiss the Second Amended Complaint was filed by the defendants on or about December 18, 2002. On August 19, 2003 the Motion to Dismiss the Second Amended Complaint was denied by the court. On October 21, 2003, the parties to the litigation, through their respective counsel, entered into a Memorandum of Understanding which sets out the essential terms of settlement of this claim. Pursuant to the Memorandum of Understanding, the total settlement amount to be paid to the plaintiffs’ is $225,000, which includes payment of attorneys’ fees and costs to plaintiffs’ counsel. This settlement amount will be paid from policy proceeds under Captec’s directors and officers liability insurance policy. The settlement contemplated by the Memorandum of Understanding is subject to final judicial approval of all settlement terms and a final judgment of dismissal with prejudice of the Calapasas Action.

Item 2.	Changes in Securities and Use of Proceeds.

In August 2003, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued 10,000 shares of 6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) and received gross proceeds of $25,000,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $656,000, consisting primarily of placement fees and legal and accounting fees. The Series B Preferred Stock generally is convertible into 1,293,996 shares of the Company’s common stock on and after the first anniversary from the date on which the shares were issued. Holders of the Series B Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). The Series B Preferred Stock ranks pari passu with the Company’s 9% Series A Non-Voting Preferred Stock and senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series B Preferred Stock on or after August 13, 2008, in whole or from time to time in part, for cash, at a redemption price of $2,500.00 per share, plus all accumulated and unpaid distributions. Net proceeds from the offering were used to pay down outstanding indebtedness under the Company’s Credit Facility.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3.	Articles of Incorporation and By-laws

			3.1	Articles of Incorporation of the Registrant (filed as Exhibit 3.3(i) to the Registrant’s Registration Statement No. 1-11290 on Form 8-B, and incorporated herein by reference).

			3.2	Bylaws of the Registrant, (filed as Exhibit 3(ii) to Amendment No. 2 to the Registrant’s Registration Statement No. 33-83110 on Form S-3, and incorporated herein by reference).

			3.3	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference).

			3.4	Articles of Amendment to the Articles of Incorporation of the Registrant (filed as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated February 18, 1998, and filed with the Securities and Exchange Commission on February 19, 1998, and incorporated herein by reference).

			3.5	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement No. 333-64511 on Form S-3, and incorporated herein by reference).

			3.6	Articles of Amendment to the First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference).

	3.7	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001).

	3.8	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

	4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001).

	4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001).

	4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003).

	4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003).

	4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual

Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

		10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

		10.12	U.S. Government Lease for Real Property, dated as of December 17, 20023, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	31.	Section 302 Certifications

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
	32.	Section 906 Certifications

		32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2003.

		1.	July 11, 2003 for the purpose of filing under Items 5 (Other Events) and 7 (Financial Statements and Exhibits) announcing entry into the Seventh Amended and Restated Credit Agreement relating to a $225,000,000 unsecured credit facility.

		2.	July 25, 2003 for the purpose of filing under Item 5 (Other Events) a press release announcing acquisition of two office buildings leased to the United States of America.

		3.	July 25, 2003 for the purpose of filing under Item 5 (Other Events) and 7 (Financial Statements and Exhibits) announcing the filing of a prospectus supplement to the Registration Statement on Form S-3, File No. 333-105635 with respect to the offering by the Registrant of 5,600,000 shares of the Registrant’s Common Stock, par value $0.01 per share.

4.	July 28, 2003 for the purpose of filing under Item 9 (Regulation FD Disclosure) a press release announcing that the Registrant had been selected as the winning bidder for two office buildings located in the Washington, D.C. metropolitan area.

5.	July 29, 2003 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 9 (Regulation FD Disclosure) a press release announcing its results of operations and financial condition for the quarter and six months ended June 30, 2003.

6.	August 13, 2003 for the purpose of filing under Items 5 (Other Events) and 7 (Financial Statements and Exhibits) with respect to an announcement of the filing of a Prospectus Supplement to the Registration Statement on Form S-3, File No. 333-105635, for the offering by the Registrant of 10,000 shares of the Registrant’s 6.70% Series B Cumulative Convertible Perpetual Preferred Stock, par value $0.01 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of November, 2003.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Gary M. Ralston
        Gary M. Ralston
        President and Director

By:  /s/Kevin B. Habicht
        Kevin B. Habicht
Chief Financial Officer and Director

