Form 10-K
period 2003-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2004-03-12
CIK 751364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003.

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

Title of each class
Common Stock, $0.01 par value
9% Non-Voting Series A Preferred Stock
6.70% Non-Voting Series B Preferred Stock
7.125% Notes due 2008
8.125% Notes due 2004
8.500% Notes due 2010
7.750% Notes due 2012	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange None None None None None

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
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $635,375,131.
The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 28, 2004 was $918,966,296.
The number of shares of common stock outstanding as of February 28, 2004 was 50,970,914.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Annual Report to Shareholders for the fiscal year ended December 31, 2003 (Items 5, 6, 7, 7A and 8 of Part II).

2	Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2004 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III).

PART I

Item 1.    Business

Commercial Net Lease Realty, Inc., a Maryland corporation is a fully integrated, self-administered real estate investment trust (“REIT”) formed in 1984. Commercial Net Lease Realty, Inc. and its wholly-owned subsidiaries (collectively, the “Registrant” or the “Company”), acquires, owns, manages and indirectly, through investment interests, develops primarily single-tenant retail, office and industrial properties that are generally leased under long-term commercial net leases. The Company’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. The Company has an internet website at www.nnnreit.com where the Company’s filings with the Securities and Exchange Commission can be downloaded free of charge.

The Company’s strategy is to invest primarily in single-tenant, retail, office and industrial properties which typically are located along intensive commercial corridors near traffic generators, such as regional malls, business developments and major thoroughfares. Management believes that these types of properties when leased to high-quality tenants provide attractive opportunities for a stable current return and the potential for capital appreciation. In management’s view, these types of properties also provide the Company with flexibility in use and tenant selection when the properties are re-let.

The Company will hold its properties until it determines that the sale of the properties is advantageous in view of the Company’s investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow, potential use of sale proceeds and federal income tax considerations.

Properties

As of December 31, 2003, the Company owned 339 properties (the “Properties”) that are leased to established tenants, including Academy, Barnes & Noble, Bennigan’s, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. Approximately 97 percent of the gross leasable area of the Company’s portfolio of Properties was leased at December 31, 2003.

The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation. Certain of the Company’s Properties, including the two office buildings acquired during 2003 (see “Item 2. Properties”), are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Property. The leases of each of the Company’s Properties require payment of base rent plus, generally, either percentage rent based on the tenant’s gross sales or contractual increases in base rent.

During 2003, one of the Company’s lessees, Eckerd Corporation, accounted for more than 10 percent of the Company’s total rental income (including the Company’s share of rental income from nine properties owned by one of the Company’s unconsolidated affiliates). As of December 31, 2003, Eckerd Corporation leased 52 properties (including three properties under leases with one of the Company’s unconsolidated affiliates). Based on the minimum rental payments required by the leases, Eckerd Corporation may continue to account for more than 10 percent of the Company’s total rental income in 2004. In August 2003, the Company entered into lease agreements with the United States of America, which the Company expects to account for more than 10 percent of the Company’s total rental income in future years. Any failure of these lessees to make the lease payments when they are due could materially affect the Company’s income.

Investments in Consolidated Subsidiaries

During its course of business, the Company has formed or acquired 21 wholly-owned subsidiaries primarily to facilitate the acquisition and development of real estate of certain properties. Some of the subsidiaries were formed to hold an interest in certain of the Company’s unconsolidated affiliates. Each of the wholly-owned subsidiaries is a qualified real estate investment trust subsidiary as defined under the Internal Revenue Code Section 856(i)(2).

Investments in Unconsolidated Affiliates

In May 1999, the Company transferred its build-to-suit development operation to a 95 percent owned, taxable unconsolidated subsidiary, Commercial Net Lease Realty Services, Inc. (“Services”). The Company contributed $5,700,000 of real estate and other assets to Services in exchange for shares of non-voting common stock. In connection with its contribution, the Company received a 95 percent, non-controlling interest in Services and was entitled to receive 95 percent of the dividends paid by Services. On December 31, 2001, the Company contributed an additional $20,042,000 of real estate. As a result of its additional contribution, effective January 1, 2002, the Company holds a 98.7 percent, non-controlling interest in Services and is entitled to receive 98.7 percent of the dividends paid by Services. Gary M. Ralston, James M. Seneff, Jr. and Kevin B. Habicht, each of which are officers and directors of the Company, own the remaining 1.3 percent interest, which is 100 percent of the voting interest in Services. The Company has a secured line of credit agreement with Services for a $35,000,000 revolving credit facility. The credit facility is secured by a first mortgage on Services’ properties. In addition, the Company has lines of credit and security agreements with wholly-owned subsidiaries of Services for an aggregate amount of $115,000,000 of revolving credit facilities and is secured by a pledge of the real estate and/or the other assets owned by the respective borrower. Collectively, these agreements provide an aggregate borrowing capacity of $150,000,000 to Services and its wholly-owned subsidiaries and each agreement has an expiration date of May 9, 2006. Services primarily acquires, develops, leases and sells freestanding net leased properties. The Company accounts for its interest in Services and its wholly-owned subsidiaries under the equity method of accounting.

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the “Partnership”), with The Northern Trust Company, Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”) to acquire, own and manage nine properties. Net Lease Realty III, Inc. was the sole general partner (the “General Partner”) with a 20 percent interest in the Partnership, and CTA is the sole limited partner with an 80 percent interest in the Partnership. Pursuant to the Limited Partnership Agreement (“Agreement”), the General Partner is responsible for the management of the Partnership’s properties. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership. The Partnership secured a $12,000,000 non-recourse mortgage on the Partnership’s nine properties in September 1997 at a 7.37% interest rate.

As of December 31, 2003, the Partnership owned nine properties (the “Partnership Properties”) leased to eight tenants. Generally, the leases of the Partnership Properties provide for initial terms of 15 to 20 years with annual base rent ranging from $100,000 to $730,000 and building sites ranging from 11,000 to 70,000 square feet. The Partnership Properties are generally leased under net leases pursuant to which the tenant typically will bear the responsibility for substantially all property costs and expenses related to ongoing maintenance and operation, including utilities, property taxes and insurance.

Under the terms of the Agreement, CTA had the right to convert its 80 percent interest into shares of the Company’s common stock. In October 2003, CTA exercised that right and based on the terms and calculation defined in the Agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004.

The Company has entered into five limited liability company (“LLC”) agreements between June 2001 and July 2003, with CNL Commercial Finance, Inc. (“CCF”), a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests under the equity method of accounting. In 2003, in connection with a loan to CCF from an affiliate of James M. Seneff, Jr., an officer and director of the Company, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

In May 2002, the Company contributed cash to purchase a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which owns a 346,000 square foot office building and an interest in an adjacent parking garage. Affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s board of directors, own the remaining partnership interests. The Company accounts for its 25 percent interest in the Plaza under the equity method of accounting. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has severally guaranteed 41.67% of a $15,500,000 promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,300 plus interest. Interest accrues at a rate of LIBOR plus 200 basis point per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. Plaza intends to renew the promissory note in 2004.

Advisory Services

In January 1998, the Company acquired its external advisor, CNL Realty Advisors, Inc. (the “Advisor”), which resulted in the Company becoming a self-administered and self-managed REIT (the “Advisor Transaction”). Pursuant to an agreement and plan of merger, the Advisor was merged into a wholly-owned subsidiary of the Company pursuant to which all of the outstanding common stock of the Advisor was exchanged for 220,000 shares of common stock of the Company and the right, based upon the Company’s completed property acquisitions and completed development projects in accordance with the merger agreement, to receive up to 1,980,000 additional shares (the “Share Balance”) of the Company’s common stock, for a period of up to five years. The Company has issued the entire Share Balance as of December 31, 2001. Upon the consummation of the Advisor Transaction, all personnel employed by the Advisor became employees of the Company. Following consummation of the Advisor Transaction, the Company’s agreement with its Advisor and the obligation of the Company to pay any fees there under was terminated. For a complete description of the Advisor Transaction, see the Company’s Proxy Statement dated November 13, 1997, for the Company’s 1997 annual meeting of stockholders.

Merger

In December 2001, the Company acquired 100 percent of Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders had the right to receive $11,839,000 in cash, 4,349,918 newly issued shares of the Company’s common stock and 1,999,974 newly issued shares of the Company’s 9% Series A Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. Appraisal Action also sought to require the Company to pay all costs of the proceeding, including fees and expenses for plaintiff’s attorneys and experts. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2003, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 824 and 379, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the Company entered into a settlement agreement with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Competition

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased properties. Over 60 other publicly traded REITs own, manage or develop retail, office or industrial properties.

Employees

As of December 31, 2003, the Company employed 44 full-time persons including executive, administrative and field personnel. Reference is made to “Item 10. Directors and Executive Officers of the Registrant” for a listing of the Company’s Executive Officers.

Item 2.    Properties

As of December 31, 2003, the Company owned 339 Properties located in 39 states, of which 97 percent of the gross leasable area is leased to established retail and office tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Properties and their respective carrying costs.

Description of Retail and Office Properties

Retail Properties

Land.     The Company’s retail Property sites range from approximately 15,000 to 774,000 (average of 110,000) square feet depending upon building size and local demographic factors. Sites purchased by the Company are in locations zoned for commercial use which have been reviewed for traffic patterns and volume. Land costs range from approximately $73,000 to $8,882,000 (average of $1,134,000).

Buildings.     The buildings generally are single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 135,000 (average of 21,000) square feet. Building costs range from $44,000 to $9,170,000 (average of $1,622,000) for each retail Property, depending upon the size of the building and the site and the area in which the Property is located. Generally, the retail Properties owned by the Company are freestanding, with paved parking areas.

Leases.     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company’s leases. Generally, the leases of the Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2003, the weighted average remaining lease term was approximately 11 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the Properties provide for annual base rental payments (payable in monthly installments) ranging from $23,000 to $1,248,000 (average of $264,000). Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from two to 12 percent after every one to five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants’ annual gross sales for the respective location, less the amount of annual base rent payable in that lease year. As of December 31, 2003, 83 percent of the Company’s annualized base rent was derived from retail Properties, with leases representing approximately: (i) 80 percent of annual base rent include contractual increases, (ii) 25 percent of annual base rent include percentage rent provisions and (iii) 15 percent of annual base rent include both contractual and percentage rent provisions.

Generally, the leases of the Properties provide the tenant with one, two, three or four five-year renewal options subject to the same terms and conditions as the initial lease. Some of the leases also provide that in the event the Company wishes to sell the Property subject to that lease, the Company first must offer the lessee the right to purchase the Property on the same terms and conditions and for the same price as any offer which the Company has received for the sale of the Property.

Certain of the Company’s Properties have leases that provide the tenant with a purchase option to acquire the Property from the Company. The purchase price calculations are generally stated in the lease agreement or are based on current market value.

Office Properties

In August 2003, the Company acquired two office buildings and a related parking garage in the Washington, D.C. metropolitan area (“Office Properties”), for $142,800,000. In addition, the Company has agreed to fund an additional $26,544,000 for building and tenant improvements, and other costs related to the lease. As of December 31, 2003, the Company had funded $11,438,000 of these improvements. These properties include two office buildings which have an aggregate of 555,000 rentable square feet (505,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces. The Office Properties are leased substantially to The United States of America (“USA”) to be used as the headquarters of the Transportation Security Administration. The lease was executed in December 2002 and USA began occupying space in the buildings in phases beginning in January 2003. The lease will expire in 2014. USA executed a modified net lease (i.e., the landlord pays certain property related operating costs), that commenced for a portion of the properties in December 2002. Once fully occupied, USA will pay approximately $18,300,000 in annual rent for the Office Properties. USA is responsible for the actual amount of real estate taxes above the base year amount and increases in operating expenses above an expected base year amount, subject to a consumer price index cap. As landlord, the Company is responsible for property insurance.

General

During 2003, one of the Company’s lessees, Eckerd Corporation (a retail drugstore chain that is a wholly-owned subsidiary of J.C. Penney Company, Inc.) accounted for more than 10 percent of the Company’s total rental income (including the Company’s share of rental income from the Partnership Properties). As of December 31, 2003, Eckerd Corporation leased 52 properties (including three properties under leases with the Partnership), representing nine percent of the Company’s total assets. For information regarding the results of operations and financial condition of this entity, refer to the Annual Report on Form 10-K of the J.C. Penney Company, Inc., Note 17 (Roll forward of Restructuring Reserves) and Note 20 (Segment Reporting) of the Notes to the Financial Statements, as filed with the Securities and Exchange Commission for the year ended January 25, 2003.

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions in the acquisition, leasing, financing, development and disposition of investments in net leased properties.

Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain a Phase I environmental site assessment for each property and where warranted, a Phase II environmental site assessment. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company may acquire a property whose environmental site assessment indicates that a contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. In such cases, the Company requires the seller and/or tenant to (i) remediate the problem prior to the Company’s acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. The Company has 18 Properties currently under some level of environmental remediation. The seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these Properties.

The Company’s principal executive offices are located at 450 South Orange Avenue, Suite 900, Orlando, Florida 32801. The Company’s telephone number is (407) 265-7348.

Item 3.    Legal Proceedings

The Company was a defendant in a lawsuit filed in December 1998 in the United States District Court for the District of Puerto Rico. The plaintiff, Ysiem Corporation, alleged that the Company was in breach of a ground lease agreement with the plaintiff regarding a land parcel owned by the plaintiff and was seeking damages of $7,500,000 and/or specific performance of the execution of the ground lease. In January 2002, the District Court Judge granted the Company’s motion for summary judgment of dismissal of the action. The plaintiff subsequently appealed the summary judgment to the U.S. First Circuit Court of Appeals. In May 2003, the U.S. First Circuit Court of Appeals affirmed the dismissal and that dismissal is now final.

In January 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec) in the United States District Court for the Northern District of California. In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001 (the “Calapasas Action”). The Calapasas Action asserts that it is brought on behalf of a class consisting of all persons and entities (except insiders) that purchased Captec common stock between August 9, 2000 and prior to July 2, 2001. The Calapasas Action seeks to be certified as a class action and seeks compensatory and punitive damages for the plaintiff and other members of the class, as well as costs and expenses, including fees for plaintiff’s attorneys, accountants and experts. The Calapasas Action could result in damage awards against Captec and/or its directors, damages for which the Company, as successor in interest to Captec, could be responsible. In October 2002, the Calapasas Action was dismissed by the Court with leave to amend. A Second Amended Complaint was filed by Calapasas Investment Partnership No. 1 Limited Partnership in November 2002, which, among other things, reduced the alleged plaintiff class to those persons and entities (except insiders) who purchased common stock of Captec between March 30, 2001 and July 2, 2001. A Motion to Dismiss the Second Amended Complaint was filed by the defendants in December 2002. In August 2003, the Motion to Dismiss the Second Amended Complaint was denied by the court. In October 2003, the parties to the litigation, through their respective counsel, entered into a Memorandum of Understanding which sets out the essential terms of settlement of this claim. Pursuant to the Memorandum of Understanding, the total settlement amount to be paid to the plaintiffs is $225,000, which includes payment of attorneys’ fees and costs to plaintiffs’ counsel. The settlement contemplated by the Memorandum of Understanding is subject to final judicial approval of all settlement terms and a final judgment of dismissal with prejudice of the Calapasas Action.

In the ordinary course of its business, the Company is a party to various other legal actions which management believes is routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Certain information responsive to this Item is contained in the section captioned “Share Price and Dividend Data” on page 73 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); certain information responsive to this Item is contained in the section thereof captioned “Executive Compensation – Equity Compensation Plan Information,” and the information in such section is incorporated herein by reference.

Item 6.    Selected Financial Data

Certain information responsive to this Item is contained in the section captioned “Historical Financial Highlights” on pages 8 and 9 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 36 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003. The information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Information responsive to this Item is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 14 through 36 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this Item is contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, subsection “Quantitative and Qualitative Disclosures About Market Risk”, on pages 35 and 36 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Certain information responsive to this Item is contained in the section captioned “Consolidated Quarterly Financial Data” on page 72 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2003; the information in such section is filed as an exhibit to this report and the cited portion of which is incorporated herein by reference. The financial statements of the Registrant, together with the report thereon of KPMG LLP, appearing in the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Quarterly Evaluation. The Company carried out an evaluation as of December 31, 2003 of the effectiveness of the design and operation of its “disclosure controls and procedures,” which the Company refers to as disclosure controls. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require the Company present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls as of the end of the period covered by this annual report.

CEO and CFO Certifications. Included as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s board of directors (the “Directors”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003 and subject to the limitations noted above, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer.

During the three months ended December 31, 2003, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors – Nominees,” “Proposal I: Election of Directors – Executive Officers,” “Proposal I: Election of Directors – Code of Business Conduct” and “Security Ownership,” and the information in such sections is incorporated herein by reference.

Item 11.    Executive Compensation

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Proposal I: Election of Directors – Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Performance Graph,” and the information in such sections is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Executive Compensation – Equity Compensation Plan Information,” “Security Ownership,” and the information in such section is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Certain Transactions,” and the information in such section is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Audit Committee Report,” and the information in such section is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report.

	(1)	Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Report of Independent Auditors' on Supplementary Information

Schedule III - Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2003

Schedule IV - Mortgage Loans on Real Estate and Notes as of December 31, 2003

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

	(3)	Exhibits

		3.	Articles of Incorporation and By-laws

			3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

			3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

			3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

			3.4	Amended and Restated Bylaws of the Registrant (filed herewith).

		4.	Instruments defining the rights of security holders, including indentures

			4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

			4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

			4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

			4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

			4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

			4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

			4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

			4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

			4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

			4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

			4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

			4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

			4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

			4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

			4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003,and incorporated herein by reference).

		10.	Material Contracts

			10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

			10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

			10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

			10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

			10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

			10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

			10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

			10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

			10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

			10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

			10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

			10.12	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

		12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

		13.	Annual Report to Shareholders for the year ended December 31, 2003 (filed herewith).

		23.	Consent of Independent Accountants dated March 10, 2004 (filed herewith).

		31.	Section 302 Certifications

			31.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

			31.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

			31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuantto Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.	Section 906 Certifications

			32.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

			32.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

			32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	(b)	The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

		1.	November 4, 2003 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) a press release announcing its results of operations and financial condition for the quarter and year ended September 30, 2003.

		2.	November 26, 2003 for the purpose of filing under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) announcing entry into a Limited Partnership Agreement by and between Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company and Northern Trust Company.

		3.	December 3, 2003 for the purpose of filing under Item 5 (Other Events) a press release announcing that the Company agreed to issue and sell in an underwritten public offering approximately 3,000,000 shares of its common stock.

		4.	December 3, 2003 for the purpose of filing under Items 5 (Other Events) and 7 (Financial Statements and Exhibits) with respect to an announcement of the filing of a Prospectus Supplement to the Registration Statement on Form S-3, File No. 333-105635, for the offering by the Registrant of 3,250,000 shares of the Registrant’s Common Stock, par value $0.01.

		5.	December 4, 2003 for the purpose of amending the Form 8-K filed on November 26, 2003 for the purpose of filing under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) announcing entry into a Limited Partnership Agreement by and between Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company and Northern Trust Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 12th day of March, 2004.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/Craig Macnab Craig Macnab Chief Executive Officer	By:	/s/James M. Seneff, Jr. James M. Seneff, Jr. Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board of Directors	March 12, 2004

/s/Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board of Directors	March 12, 2004

/s/Clifford R. Hinkle Clifford R. Hinkle	Director	March 12, 2004

/s/Richard B. Jennings Richard B. Jennings	Director	March 12, 2004

/s/Ted B. Lanier Ted B. Lanier	Director	March 12, 2004

/s/Robert C. Legler Robert C. Legler	Director	March 12, 2004

/s/Robert Martinez Robert Martinez	Director	March 12, 2004

/s/Gary M. Ralston Gary M. Ralston	Director, President and Chief Operating Officer	March 12, 2004

/s/Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	March 12, 2004

Report of Independent Auditors’ on Supplementary Information

The Board of Directors
Commercial Net Lease Realty, Inc.:

Under date of January 16, 2004, except as to the eighth paragraph of Note 4 to the consolidated financial statements, which is as of February 2, 2004, we reported on the consolidated balance sheets of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and our report thereon are both included in Item 15(a)1 of Form 10-K and incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as of December 31, 2003. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Orlando, Florida
January 16, 2004

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2003

				Initial Cost to Company

		Encumbrances (k)		Land	Building, Improvements and Leasehold Interests

Real Estate the Company has Invested in Under Operating Leases:

Academy:
Houston, TX		$-		$1,074,232	$-
Houston, TX		-		699,165	-
N. Richland Hills, TX		-		1,307,655	-
Houston, TX		-		3,086,610	-
Houston, TX		-		795,005	-
Baton Rouge, LA		-		1,547,501	-
Houston, TX		-		2,310,845	1,627,872
Pasadena, TX		-		899,768	2,180,574
Beaumont, TX		-		1,423,700	2,449,261

Ace Hardware and Lighting:
Bourbonnais, IL		-		298,192	1,329,492

Adam's Sports Grill:
Chandler, AZ		-		654,765	765,164

Albertsons:
Sonora, CA		-		587,782	1,620,311

American Signature Home:
White Marsh, MD		-		3,762,030	-

Amoco:
Miami, FL		-		969,156	-
Sunrise, FL		-		949,185	-

Applebee's:
Ballwin, MO		-		1,496,173	1,403,581

Arby's:
Colorado Springs, CO		-		205,957	533,540
Thomson, GA		-		267,842	503,550
Whitmore Lake, MI		-		170,515	468,916
Albuquerque, NM		-		442,991	507,790
Albuquerque, NM		-		250,881	513,970
Santa Fe, NM		-		450,358	341,960
	Washington Courthouse, OH	-		156,875	545,841

Ashley Furniture:
Altamonte Springs, FL		-		2,906,409	4,877,225

Babies “R” Us:
Arlington, TX		-		830,689	2,611,867
Independence, MO		-		1,678,794	2,301,909

Barnes & Noble:
Brandon, FL		1,154,893	(j)	1,476,407	1,527,150
Denver, CO		-		3,244,785	2,722,087
Houston, TX		-		3,307,562	2,396,024
Plantation, FL		5,054,673	(p)	3,616,357	-
Freehold, NJ	(r)	-		2,917,219	2,260,663
Dayton, OH		-		1,412,614	3,223,467
Redding, CA		-		497,179	1,625,702
Marlton, NJ		-		2,831,370	4,318,554

Bed, Bath & Beyond:
Richmond, VA		2,897,190	(p)	1,184,144	3,154,970
Los Angeles, CA		-		6,318,023	3,089,396
Glendale, AZ		-		1,082,092	-

Bedford Furniture:
Everett, PA		-		226,366	1,159,833

Bennigan's:
Aurora, CO		-		1,064,850	1,260,409
Milford, CT	(r)	-		921,200	697,298
Altamonte Springs, FL		-		1,088,282	924,425
Gainsville, FL		-		751,687	848,816
Jacksonville, FL		-		1,359,559	1,026,095
Schaumburg, IL		-		2,064,964	1,311,190
Flint, MI	(r)	-		496,299	895,296
Raleigh, NC		-		793,017	876,727
Tulsa, OK	(r)	-		1,013,184	1,290,590
Wichita Falls, TX		-		818,611	1,107,418

Best Buy:
Brandon, FL		-		2,985,156	2,772,137
Evanston, IL		-		1,850,996	-
Cuyahoga Falls, OH		-		3,708,980	2,359,377
Rockville, MD		-		6,233,342	3,418,783
Fairfax, VA		-		3,052,477	3,218,018
St. Petersburg, FL		4,623,176	(p)	4,031,744	2,959,316
North Fayette, PA		-		2,330,847	2,292,932
Denver, CO		-		8,881,890	4,372,684

Big D’s:
Eden Prairie, MN		-		64,916	180,538

Blockbuster:
Conyers, GA		-		320,029	556,282
Mobile, AL		-		491,453	498,488
Mobile, AL		-		843,121	562,498
Gainesville, GA		-		294,882	611,570
Glasgow, KY		-		302,859	560,904
Alice, TX		-		318,285	578,268
Kingsville, TX		-		498,849	457,695

BMW:
Duluth, GA		-		4,433,613	4,080,186

Bodyworks Unlimited:
Rincon, GA		-		244,607	1,166,045

Borders Books & Music:
Wilmington, DE		3,496,479	(j)	3,030,769	6,061,538
Richmond, VA		1,836,973	(j)	2,177,310	2,599,587
Ft. Lauderdale, FL		4,869,746	(p)	3,164,984	3,934,577
Bangor, ME		-		1,546,915	2,486,761
Altamonte Springs, FL		-		1,947,198	-

Boston Market:
Geneva, IL		-		1,125,347	1,036,952
Orland Park, IL		-		562,384	556,201
Wheaton, IL		-		1,115,457	1,014,184
Burton, MI		-		619,778	707,242
Novi, MI		-		835,669	651,108
North Olmsted, OH		-		601,800	460,521
Warren, OH		-		562,446	467,592
Dunmore, PA		-		773,882	496,976

Buffalo Wild Wings:
Michigan City, IN		-		162,538	492,007

Burger King:
Colonial Heights, VA		-		662,345	609,787

Carino's:
Beaumont, TX		-		439,076	1,363,447
Lewisville, TX		-		1,369,836	1,018,659
Lubbock, TX		-		1,007,432	1,205,512

Champps:
Alpharetta, GA		-		3,032,965	1,641,820
Irving, TX		-		1,760,020	1,724,220

Checkers:
Orlando, FL		-		256,568	-

Claim Jumper:
Tempe, AZ		-		2,530,892	2,920,575
Roseville, CA		-		1,556,732	2,013,650

CompUSA:
Baton Rouge, LA	(r)	-		609,069	913,603
Miami, FL		1,761,205	(j)	2,713,192	1,866,676

Dave’s:
Maple Heights, OH		-		1,034,758	2,874,414

Dave & Buster’s:
Utica, MI		-		3,776,169	-

Denny's:
Columbus,TX		-		428,429	816,644

Dick's Clothing:
Taylor, MI		-		1,920,032	3,526,868
White Marsh, MD		-		2,680,532	3,916,889

Dollar Tree:
Garland, TX		-		239,014	626,170
Copperas Cove, TX		-		241,650	511,624

Donato's:
Medina, OH		-		405,113	463,582

East Meets West:
Southfield, MI		-		366,448	643,759

Eckerd:
San Antonio, TX		471,062	(j)	440,985	-
Dallas, TX		453,841	(j)	541,493	-
Arlington, TX		386,490	(j)	368,964	-
Millville, NJ		479,363	(j)	417,603	-
Atlanta, GA		428,386	(j)	445,593	-
Mantua, NJ		498,350	(j)	344,022	-
Amarillo, TX		443,443	(j)	329,231	-
Amarillo, TX		576,326	(j)	650,864	-
Glassboro, NJ		546,735	(j)	534,243	-
Kissimmee, FL		636,919	(j)	715,480	-
Tampa, FL		-		604,682	-
Lafayette, LA		-		967,528	-
Douglasville, GA		-		413,438	995,209
Moore, OK		-		414,738	-
Midwest City, OK		-		673,369	1,103,351
Irving, TX		-		1,000,222	-
Jasper, FL		-		291,147	-
Williston, FL		-		622,403	-
Pantego, TX		-		1,016,062	1,448,911
Conyers, GA		-		574,666	998,900
Norman, OK		-		1,065,562	-
Chattanooga, TN		-		474,267	-
Arlington, TX		-		2,078,542	-
Leavenworth, KS		-		726,438	-
Augusta, GA		-		568,606	1,326,748
Riverdale, GA		-		1,088,896	1,707,448
Warner Robins, GA		-		707,488	-
Lewisville, TX		-		789,237	-
Forest Hill, TX		-		692,165	-
Del City, OK		-		1,387,362	-
Arlington, TX		-		414,568	-
Garland, TX		-		522,461	-
Garland, TX		-		1,476,838	-
Oklahoma City, OK		-		1,581,480	-
Vineland, NJ		518,906	(j)	2,068,089	-
Dallas, TX		-		2,617,656	-
Gladstone, MO		242,372		1,851,374	-
Falls Church, VA		-		3,127,139	-
West Mifflin, PA		-		1,401,632	2,043,862
Norfolk, PA		-		2,742,194	1,796,508
Thorndale, PA		-		2,260,618	2,472,039

Enterprise Rent-A-Car:
Wilmington, NC		-		218,126	327,329

Fantastic Sams:
Eden Prairie, MN		-		64,916	180,538

Fazoli's Restaurant:
Bay City, MI		-		647,055	633,899

Food 4 Less:
Lemon Grove, CA		-		3,695,816	-
Chula Vista, CA		-		3,568,862	-

Gateway:
Glendale, AZ		-		341,713	982,429

Gen-X Clothing:
Federal Way, WA		-		2,037,392	1,661,577

Golden Corral:
Leitchfield, KY		-		73,660	306,642
Atlanta, TX		-		88,457	368,317
Abbeville, LA		-		98,577	362,416
Lake Placid, FL		-		115,113	305,074
Tampa, FL		-		1,187,614	1,339,000
Brandon, FL		-		1,329,793	1,390,502
Dallas, TX		-		1,138,129	1,024,747

Good Guys, The:
Foothill Ranch, CA		-		1,456,113	2,505,022
East Palo Alto, CA		-		2,271,634	3,404,843

GymKix:
Copperas Cove, TX		-		203,908	431,715

H&R Block:
Swansea, IL		-		45,842	132,440

Hancock Fabrics:
Arlington, TX		-		317,838	1,680,428

Hastings:
Nacogdoches, TX		-		397,074	1,257,402

Haverty's:
Clearwater, FL		-		1,184,438	2,526,207
Orlando, FL	(r)	1,155,629	(j)	820,397	2,184,721
Pensacola, FL		1,123,972		633,125	1,595,405
Bowie, MD		-		1,965,508	4,221,074

Heilig-Meyers:
Baltimore, MD		-		469,782	813,074
Glen Burnie, MD		-		631,712	931,931

Hollywood Video:
Cincinnati, OH		-		282,200	520,623
Clifton, CO		-		245,462	732,477

Home Depot:
Sunrise, FL		-		5,148,657	-

HomeGoods:
Fairfax, VA		-		977,839	1,414,261

Hooters:
Tampa, FL		-		783,923	504,768

Hy-Vee:
St. Joseph, MO		-		1,579,583	2,849,246

International House of Pancakes:
Stafford, TX		366,832	(j)	382,084	-
Sunset Hills, MO		387,706	(j)	271,853	-
Las Vegas, NV		435,903	(j)	519,947	-
Ft. Worth, TX		405,526	(j)	430,896	-
Arlington, TX		389,416	(j)	404,512	-
Matthews, NC		398,286	(j)	380,043	-
Phoenix, AZ		400,966	(j)	483,374	-
Midwest City, OK		-		407,268	-

Jared Jewelers:
Richmond, VA		-		955,134	1,336,152
Brandon, FL		-		1,196,900	1,182,150
Lithonia, GA		-		1,270,517	1,215,818
Houston, TX		-		1,675,739	1,439,597

Jo-Ann Etc:
Corpus Christi, TX		-		818,448	896,395

Just For Feet:
Albuquerque, NM		-		1,441,777	2,335,475

Kash N’ Karry:
Palm Harbor, FL		-		335,851	1,925,276
Gainesville, FL		-		317,386	1,248,404
Brandon, FL		-		322,476	1,221,661
Sarasota, FL		-		470,600	1,343,746

Keg Steakhouse:
Gresham, OR		-		817,311	108,294
Bellingham, WA	(r)	-		397,443	455,605
Lynnwood, WA		-		1,255,513	649,236
Tacoma, WA		-		526,792	794,722

KFC:
Marysville, WA		-		646,779	545,592
Erie, PA		-		516,508	496,092

Lee County:
Ft. Myers, FL		-		1,956,579	4,046,646

Lowe’s:
Memphis, TN		-		3,214,835	9,169,885

Magic Dollar:
Memphis, TN		-		549,309	539,643

MCI:
Arlington, VA		806,269	(s)	222,721	1,088,680

Merchant's Square:
Corpus Christi, TX		-		223,998	2,158,955

Merryland Chinese Buffet:
Red Oak, TX		-		73,290	520,950

Mi Pueblo Foods:
Watsonville, CA		-		805,056	1,648,934

Michaels:
Fairfax, VA		-		986,131	1,426,254
Grapevine, TX		-		1,017,934	2,066,715

Mortgage Marketing:
Swansea, IL		-		91,709	264,956

Mountain Jack's:
Centerville, OH		-		850,625	1,059,430

Office Depot:
Arlington, TX		771,974	(j)	596,024	1,411,432
Richmond, VA		-		888,772	1,948,036

OfficeMax:
Corpus Christi, TX		-		893,270	978,344
Dallas, TX		1,087,668	(j)	1,118,500	1,709,891
Cincinnati, OH		814,499	(j)	543,489	1,574,551
Evanston, IL		1,394,179	(j)	1,867,831	1,757,618
Altamonte Springs, FL		-		1,689,793	3,050,160
Cutler Ridge, FL		-		989,370	1,479,119
Sacramento, CA		-		1,144,167	2,961,206
Salinas, CA		-		1,353,217	1,829,325
Redding, CA		-		667,174	2,181,563
Kelso, WA		-		868,003	-
Lynchburg, VA		-		561,509	-
Leesburg, FL		-		640,019	-
Tigard, OR		-		1,539,873	2,247,321
Dover, NJ		-		1,138,296	3,238,083
Griffin, GA		-		685,470	-

Party City:
Memphis, TN		-		266,383	-

Penn Station Subs:
Florissant, MO		-		77,726	138,547

Perfect Teeth:
Rio Rancho, NM		-		61,517	122,142

Petco:
Grand Forks, ND		-		306,629	909,671

PETsMART:
Chicago, IL		-		2,724,138	3,565,721

Pier 1 Imports:
Anchorage, AK		-		928,321	1,662,584
Memphis, TN		-		713,319	821,770
Sanford, FL		-		738,051	803,082
Knoxville, TN		-		467,169	734,833
Mason, OH		-		593,571	885,047
Harlingen, TX		-		316,640	756,406
Valdosta, GA		-		390,838	805,912

Pizza Hut:
Monroeville, AL		-		547,300	44,237

Popeye’s:
Snellville, GA		-		642,169	436,512

Print & Pack Plus:
Eden Prairie, MN		-		75,736	210,628

Quizno’s:
Rio Rancho, NM		-		48,566	96,428

Rally’s:
Toledo, OH		-		125,882	319,770

Red Dragon Chinese Restaurant:
Columbus, OH		-		1,032,008	1,107,250

Rent-A-Center:
Rio Rancho, NM		-		145,698	289,284

Rite Aid:
Mobile, AL		-		1,136,618	1,694,187
Orange Beach, AL		-		1,409,980	1,996,043

Roadhouse Grill:
Cheektowaga, NY		-		689,040	386,251

Robb & Stucky:
Ft. Myers, FL		-		2,188,440	6,225,401

Roger & Marv’s:
Kenosha, WI		-		1,917,607	3,431,363

Ross Dress For Less:
Coral Gables, FL		-		1,782,346	1,661,174
Lodi, CA		-		613,710	1,414,592

Schlotzsky’s Deli:
Phoenix, AZ		-		706,306	315,469
Scottsdale, AZ		-		717,138	310,610

7-Eleven:
Land’O Lakes, FL		-		1,076,572	-
Tampa Palms, FL		-		1,080,670	-

Shop & Save:
Homestead, PA		-		1,139,419	-

Skipper’s Fish & Chips:
Salem, OR		-		555,951	735,651
Spokane, WA		-		470,840	530,289

Sports Authority:
Dallas, TX		-		1,311,440	-
Tampa, FL		-		2,127,503	1,521,730
Memphis, TN		-		820,340	-
Little Rock, AR		-		3,113,375	2,660,206
Woodbridge, NJ		-		3,749,990	5,982,660

Star Cafe:
Henderson, TX		-		453,329	463,648

Steak & Ale:
Jacksonville, FL		-		986,565	855,523
Indianapolis, IN		-		398,841	1,011,771
Oklahoma City, OK		-		463,814	927,781
Richmond, VA		-		712,840	995,148
Garland, TX		-		366,044	932,988

Stillwater Medical:
Stillwater, OK		-		253,603	1,086,792

Stop & Go:
Grand Prairie, TX		-		421,254	684,568
Kennedale, TX		-		399,988	692,190

Subway:
Eden Prairie, MN		-		54,097	150,449

SuperValu:
Huntington, WV		-		1,254,238	760,602
Warwick, RI		-		1,699,330	-

Swansea Quick Cash:
Swansea, IL		-		45,815	132,365

Taco Bell:
Ocala, FL		-		275,023	754,990
Ormond Beach, FL		-		632,337	525,616
Brooklyn Park, MN		-		283,782	418,740
Chanhassen, MN		-		291,317	648,900
Saint Cloud, MN		-		279,243	301,790
West Saint Paul, MN		-		476,860	1,292,650
Phoenix, AZ		-		593,718	282,777

Taco Bron Restaurant:
Tucson, AZ		-		827,002	305,209

Tara Grinna Swimwear:
Conway, SC		-		247,173	1,140,660

Target:
Chico, CA		-		1,269,272	4,213,165
Victorville, CA		-		1,908,815	4,029,669
San Diego, CA		-		2,672,390	4,270,693

Texas Roadhouse:
Grand Junction, CO		-		584,237	920,143
Thornton, CO		-		598,556	1,019,164

TGI Friday’s:
Corpus Christi, TX		-		1,209,702	1,532,125

Top’s:
Lacy, WA		-		2,777,449	7,082,150

United States of America:
Arlington, VA		94,193,731	(s)	24,077,279	117,691,770

United Trust Bank:
Bridgeview, IL		-		673,238	744,154

Vacant Property:
Vernon, TX		-		105,798	328,943
Raleigh, NC		1,548,625		1,848,026	1,753,635
Tampa, FL		1,329,548		1,454,908	2,045,833
Arlington, VA		-		435,002	2,299,881
Plymouth Meeting, PA		-		2,911,111	-
Augusta, GA		-		176,656	674,253
Florissant, MO		-		247,746	441,608
Hammond, LA		-		247,600	813,514
Mesa, AZ		-		195,652	512,566
Indianapolis, IN		-		639,584	1,015,173
Montgomery, AL		-		1,418,158	1,140,080

Value City:
Florissant, MO		-		2,490,210	2,937,449

Vons:
Moreno Valley, CA		-		759,052	1,652,164

Walgreens:
Sunrise, FL		-		1,957,974	1,400,970

Wal-Mart:
Sealy, TX		-		1,344,244	1,483,362
Aransas Pass, TX		-		190,505	2,640,175
Winfield, AL		-		419,811	1,684,505
Beeville, TX		-		507,231	2,315,424
Corpus Christi, TX		-		630,043	3,131,407

Waremart:
Eureka, CA		-		3,135,036	5,470,607

Washington Bike Center:
Fairfax, VA		-		192,830	278,892

Wendy’s Old Fashioned Hamburger:
Fenton, MO		-		307,068	496,410
Sacramento, CA		-		585,872	-
New Kensington, PA		-		501,136	333,445

Whataburger:
Albuquerque, NM		-		624,318	418,975

Warehouse Music:
Homewood, AL		-		1,031,974	696,950

Winn-Dixie:
Dallas, GA		-		1,287,630	1,952,791
Woodstock, GA		-		1,937,017	1,284,901
Columbus, GA		-		1,023,371	1,874,875

Leasehold Interests:		-		3,380,756	-

		$138,387,257		$388,287,778	$498,123,221

Real Estate the Company has Invested in Under Direct Financing Leases:

Academy:
Houston, TX		$-		$-	$1,924,740
Houston, TX		-		-	1,867,519
N. Richland Hills, TX		-		-	2,253,408
Houston, TX		-		-	2,112,335
Houston, TX		-		-	1,910,697
Baton Rouge, LA		-		-	2,405,466

Barnes & Noble:
Plantation, FL		-		-	3,498,559

Best Buy:
Evanston, IL		-		-	3,400,057

Borders Books & Music:
Altamonte Springs, FL		-		-	3,267,579

Checkers:
Orlando, FL		-		-	286,910

Dave & Buster’s:
Utica, MI		-		-	4,888,743

Eckerd:
San Antonio, TX		-		-	783,974
Dallas, TX		-		-	638,684
Arlington, TX		-		-	636,070
Millville, NJ		-		-	828,942
Atlanta, GA		-		-	668,390
Mantua, NJ		-		-	951,795
Vineland, NJ		-		-	-
Amarillo, TX		-		-	849,071
Amarillo, TX		-		-	869,846
Amarillo, TX		376,646	(j)	158,851	855,348
Glassboro, NJ		-		-	887,497
Kissimmee, FL		-		-	933,852
Alice, TX		382,180	(j)	189,187	804,963
Tampa, FL		-		-	1,090,532
Lafayette, LA		-		-	949,128
Moore, OK		-		-	879,296
East Point, GA		-		336,610	1,173,529
Irving, TX		-		-	1,228,436
Ft. Worth, TX		-		399,592	2,529,969
Williston, FL		-		-	355,757
Jasper, FL		-		-	347,474
Oklahoma City, OK		-		(l)	1,365,125
Oklahoma City, OK		-		(l)	1,419,093
Norman, OK		-		-	1,225,477
Chattanooga, TN		-		-	1,344,240
Del City, OK		-		-	-
Arlington, TX		-		-	-
Kennett Square, PA		-		(l)	-
Arlington, TX		-		-	3,201,489

Food 4 Less:
Lemon Grove, CA		-		-	4,068,179
Chula Vista, CA		-		-	4,266,181

Food Lion:
Keystone Heights, FL		743,954	(j)	88,604	1,845,988
Chattanooga, TN		783,551	(j)	336,488	1,701,072
Lynchburg, VA		-		128,216	1,674,167
Martinsburg, WV		766,116	(j)	448,648	1,543,573

Good Guys, The:
Stockton, CA		1,367,272	(j)	580,609	2,974,868

Heilig-Meyers:
York, PA		-		279,312	1,109,609
Marlow Heights, MD		-		415,926	1,397,178

International House of Pancakes:
Stafford, TX		-		-	571,832
Sunset Hills, MO		-		-	736,345
Las Vegas, NV		-		-	613,582
Ft. Worth, TX		-		-	623,641
Arlington, TX		-		-	608,132
Matthews, NC		-		-	655,668
Phoenix, AZ		-		-	559,307

Jared Jewelers:
Aurora, IL		-		(l)	1,928,871
Glendale, AZ		-		(l)	1,599,105
Oviedo, FL		594,382		(l)	1,500,145
Phoenix, AZ		533,748		(l)	1,241,825
Toledo, OH		-		(l)	1,457,625
Lewisville, TX		369,300		(l)	1,502,903

Kash ’N Karry:
Brandon, FL		3,276,291	(p)	1,234,519	3,255,257

Levitz:
Tempe, AZ		-		634,444	2,225,991

Sports Authority:
Dallas, TX		-		-	2,658,976

Shop & Save:
Homestead, PA		-		-	2,578,098

SuperValu:
Warwick, RI		-		-	2,978,154

		$9,193,440		$5,231,005	$102,510,261

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2003

	Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period(b)

	Improvements	Carrying Costs	Land	Building, Improvements and Leasehold Interests			Total

Real estate the company has invested in under operating leases:

Academy:
Houston, TX	$-	$-	$1,074,232	$	(c)			$1,074,232
Houston, TX	-	-	699,165		(c)			699,165
N. Richland Hills, TX	-	-	1,307,655		(c)			1,307,655
Houston, TX	-	-	2,098,895		(c)			2,098,895
Houston, TX	-	-	795,005		(c)			795,005
Baton Rouge, LA	-	-	1,547,501		(c)			1,547,501
Houston, TX	-	-	2,310,845		1,627,872			3,938,717
Pasadena, TX	-	-	899,768		2,180,574			3,080,342
Beaumont, TX	-	-	1,423,700		2,449,261			3,872,961

Ace Hardware and Lighting:
Bourbonnais, IL	-	-	298,192		1,329,492			1,627,684

Adams Sports Grill:
Chandler, AZ	7,500	-	654,765		772,664			1,427,429

Albertsons:
Sonora, CA	-	-	587,782		1,620,311			2,208,093

American Signature Home:
White Marsh, MD	3,006,391	-	3,762,030		3,006,391			6,768,421

Amoco:
Miami, FL	-	-	969,156		-			969,156
Sunrise, FL	-	-	949,185		-			949,185

Applebee's:
Ballwin, CA	-	-	1,496,173		1,403,581			2,899,754

Arby's:
Colorado Springs, CO	-	-	205,957		533,540			739,497
Thomson, GA	-	-	267,842		503,550			771,392
Whitmore Lake, MI	-	-	170,515		468,916			639,431
Albuquerque, NM	-	-	442,991		507,790			950,781
Albuquerque, NM	-	-	250,881		513,970			764,851
Santa Fe, NM	-	-	450,358		341,960			792,318
Washington Courthouse, OH	-	-	156,875		545,841			702,716

Ashley Furniture:
Altamonte Springs, FL	315,000	-	2,906,409		5,192,225			8,098,634

Babies “R” Us:
Arlington, TX	-	-	830,689		2,611,867			3,442,556
Independence, MO	-	-	1,678,794		2,301,909			3,980,703

Barnes & Noble:
Brandon, FL	-	-	1,476,407		1,527,150			3,003,557
Denver, CO	-	-	3,244,785		2,722,087			5,966,872
Houston, TX	-	-	3,307,562		2,396,024			5,703,586
Plantation, FL	-	-	3,616,457		(c)			3,616,457
Freehold, NJ	-	-	2,917,219		2,260,663			5,177,882
Dayton, OH	-	-	1,412,614		3,223,467			4,636,081
Redding, CA	-	-	497,179		1,625,702			2,122,881
Marlton, NJ	-	-	2,831,370		4,318,554			7,149,924

Bed, Bath & Beyond:
Richmond, VA	-	-	1,184,144		2,842,759	(o)		4,026,903
Los Angeles, CA	-	-	6,318,023		3,089,396			9,407,419
Glendale, AZ	2,758,452	-	1,082,092		2,758,452			3,840,544

Bedford Furniture:
Everett, PA	7,830	-	226,366		817,667			1,044,033

Bennigan's:
Aurora, CO	-	-	1,064,850		1,260,409			2,325,259
Milford, CT	-	-	921,200		697,298			1,618,498
Altamonte Springs, FL	-	-	1,088,282		924,425			2,012,707
Gainsville, FL	-	-	751,687		848,816			1,600,503
Jacksonville, FL	-	-	1,359,559		1,026,095			2,385,654
Schaumburg, IL	-	-	2,064,964		1,311,190			3,376,154
Flint, MI	-	-	496,299		895,296			1,391,595
Raleigh, NC	-	-	793,017		876,727			1,669,744
Tulsa, OK	-	-	1,013,184		1,290,590			2,303,774
Wichita Falls, TX	-	-	818,611		1,107,418			1,926,029

Best Buy:
Brandon, FL	-	-	2,985,156		2,772,137			5,757,293
Evanston, IL	-	-	1,850,996		(c)			1,850,996
Cuyahoga Falls, OH	-	-	3,708,980		2,359,377			6,068,357
Rockville, MD	-	-	6,233,342		3,418,783			9,652,125
Fairfax, VA	-	-	3,052,477		3,218,018			6,270,495
St. Petersburg, FL	-	-	4,031,744		2,610,980	(o)		6,642,724
North Fayette, PA	-	-	2,330,847		2,292,932			4,623,779
Denver, CO	-	-	8,881,890		4,372,684			13,254,574

Big D’s:
Eden Prairie, MN	80,809	-	64,916		261,347			326,263

Blockbuster:
Conyers, GA	-	-	320,029		556,282			876,311
Mobile, AL	-	-	491,453		498,488			989,941
Mobile, AL	-	-	843,121		562,498			1,405,619
Gainesville, GA	-	-	294,882		611,570			906,452
Glasgow, KY	-	-	302,859		560,904			863,763
Alice, TX	-	-	318,285		578,268			896,553
Kingsville, TX	-	-	498,849		457,695			956,544

BMW:
Duluth, GA	-	-	4,433,613		4,080,186			8,513,799

Bodyworks Unlimited:
Rincon, GA	-	-	244,607		791,808			1,036,415

Borders Books & Music:
Wilmington, DE	-	-	2,994,400		6,061,538			9,055,938
Richmond, VA	-	-	2,177,310		2,599,587			4,776,897
Ft. Lauderdale, FL	-	-	3,164,984		3,319,234	(o)		6,484,218
Bangor, ME	-	-	1,546,915		2,486,761			4,033,676
Altamonte Springs, FL	-	-	1,947,198		(c)			1,947,198

Boston Market:
Geneva, IL	-	-	1,125,347		893,485			2,018,832
Orland Park, IL	-	-	562,384		377,244			939,628
Wheaton, IL	-	-	1,115,457		872,736			1,988,193
Burton, MI	-	-	619,778		707,242			1,327,020
Novi, MI	-	-	835,669		297,567			1,133,236
North Olmsted, OH	-	-	601,800		389,065			990,865
Warren, OH	-	-	562,446		467,592			1,030,038
Dunmore, PA	-	-	773,882		469,434			1,243,316

Buffalo Wild Wings:
Michigan City, IN	-	-	162,538		492,007			654,545

Burger King:
Colonial Heights, VA	-	-	662,345		609,787			1,272,132

Carino's:
Beaumont, TX	-	-	439,076		1,363,447			1,802,523
Lewisville, TX	-	-	1,369,836		1,018,659			2,388,495
Lubbock, TX	-	-	1,007,432		1,205,512			2,212,944

Champps:
Alpharetta, GA	-	-	3,032,965		1,641,820			4,674,785
Irving, TX	-	-	1,760,020		1,724,220			3,484,240

Checkers:
Orlando, FL	-	-	256,568		(c)			256,568

Claim Jumper:
Tempe, AZ	-	-	2,530,892		2,920,575			5,451,467
Roseville, CA	-	-	1,556,732		2,013,650			3,570,382

CompUSA:
Baton Rouge. LA	-	-	609,069		913,603			1,522,672
Miami, FL	-	-	2,713,192		1,866,676			4,579,868

Dave's:
Maple Heights, OH	-	-	1,034,758		2,874,414			3,909,172

Dave & Buster's:
Utica, MI	-	-	3,776,169		(c)			3,776,169

Denny's:
Columbus, TX	-	-	428,429		816,644			1,245,073

Dick's Clothing:
Taylor, MI	-	-	1,920,032		3,526,868			5,446,900
White Marsh, MD	-	-	2,680,532		3,916,889			6,597,421

Dollar Tree:
Garland, TX	-	-	239,014		626,170			865,184
Copperas Cove, TX	194,167	-	241,650		705,791			947,441

Donato's:
Medina, OH	-	-	405,113		463,582			868,695

East Meets West:
Southfiled, MI	38,660	-	405,108		643,759			1,048,867

Eckerd:
San Antonio, TX	-	-	440,985		(c)			440,985
Dallas, TX	-	-	541,493		(c)			541,493
Arlington, TX	-	-	368,964		(c)			368,964
Millville, NJ	-	-	417,603		(c)			417,603
Atlanta, GA	-	-	445,593		(c)			445,593
Mantua, NJ	-	-	344,022		(c)			344,022
Amarillo, TX	-	-	329,231		(c)			329,231
Amarillo, TX	-	-	650,864		(c)			650,864
Glassboro, NJ	-	-	534,243		(c)			534,243
Kissimmee, FL	-	-	715,480		(c)			715,480
Tampa, FL	-	-	604,682		(c)			604,682
Lafayette, LA	-	-	967,528		(c)			967,528
Douglasville, GA	-	-	413,438		995,209			1,408,647
Moore, OK	-	-	414,738		(c)			414,738
Midwest City, OK	-	-	673,369		1,103,351			1,776,720
Irving, TX	-	-	1,000,222		(c)			1,000,222
Jasper, FL	-	-	291,147		(c)			291,147
Williston, FL	-	-	622,403		(c)			622,403
Pantego, TX	-	-	1,016,062		1,448,911			2,464,973
Conyers, GA	-	-	574,666		998,900			1,573,566
Norman, OK	-	-	1,065,562		(c)			1,065,562
Chattanooga, TN	-	-	457,659		(c)			457,659
Arlington, TX	1,396,508	-	2,078,542		1,396,508			3,475,050
Leavenworth, KS	1,330,830	-	726,438		1,330,830			2,057,268
Augusta, GA	-	-	568,606		1,326,748			1,895,354
Riverdale, GA	-	-	1,088,896		1,707,448			2,796,344
Warner Robins, GA	1,227,330	-	707,488		1,227,330			1,934,818
Lewisville, TX	1,335,426	-	789,237		1,335,426			2,124,663
Forest Hill, TX	1,174,549	-	692,165		1,174,549			1,866,714
Del City, OK	-	-	1,387,362		(c)			1,387,362
Arlington, TX	-	-	414,568		(c)			414,568
Garland, TX	1,418,531	-	522,461		1,418,531			1,940,992
Garland, TX	1,400,278	-	1,476,838		1,400,278			2,877,116
Oklahoma City, OK	1,471,105	-	1,581,480		1,471,105			3,052,585
Vineland, NJ	-	-	2,068,089		(c)			2,068,089
Dallas, TX	2,570,569	-	2,617,656		2,570,569			5,188,225
Gladstone, MO	1,739,568	-	1,851,374		1,739,568			3,590,942
Falls Church, VA	2,424,664	-	3,127,139		2,412,036	(q)		5,539,175
West Mifflin, PA	-	-	1,401,632		2,043,862			3,445,494
Norfolk, PA	-	-	2,742,194		1,796,508			4,538,702
Thorndale, PA	-	-	2,260,618		2,472,039			4,732,657

Enterprise Rent-A-Car:
Wilmington, NC	-	-	218,126		327,329			545,455

Fantastic Sams:
Eden Prairie, MN	80,809	-	64,916		261,347			326,263

Fazoli's Restaurant:
Bay City, MI	-	-	647,055		633,899			1,280,954

Food 4 Less:
Lemon Grove, CA	-	-	3,695,816		(c)			3,695,816
Chula Vista, CA	-	-	3,568,862		(c)			3,568,862

Gateway:
Glendale, AZ	-	-	341,713		982,429			1,324,142

Gen-X Clothing:
Federal Way, WA	257,414	-	2,037,392		1,918,991			3,956,383

Golden Corral:
Leitchfield, KY	-	-	73,660		306,642			380,302
Atlanta, TX	-	-	88,457		368,317			456,774
Abbeville, LA	-	-	98,577		362,416			460,993
Lake Placid, FL	-	-	115,113		305,074			420,187
Tampa, FL	-	-	1,187,614		1,339,000			2,526,614
Brandon, FL	-	-	1,329,793		1,390,502			2,720,295
Dallas, TX	-	-	1,138,129		1,024,747			2,162,876

Good Guys, The:
Foothill Ranch, CA	-	-	1,456,113		2,505,022			3,961,135
East Palo Alto, CA	-	-	2,271,634		3,404,843			5,676,477

GymKix:
Copperas Cove, TX	171,477	-	203,908		603,192			807,100

H&R Block:
Swansea, IL	69,029	-	45,842		201,469			247,311

Hancock Fabrics:
Arlington, TX	242,483	-	317,838		1,922,911			2,240,749

Hastings:
Nacogdoches, TX	-	-	397,074		1,257,402			1,654,476

Haverty's:
Clearwater, FL	44,005	-	1,184,438		2,570,212			3,754,650
Orlando, FL	-	-	820,397		2,184,721			3,005,118
Pensacola, FL	-	-	633,125		1,595,405			2,228,530
Bowie, MD	-	-	1,965,508		4,221,074			6,186,582

Heilig-Meyers:
Baltimore, MD	-	-	469,782		813,074			1,282,856
Glen Burnie, MD	-	-	631,712		931,931			1,563,643

Hollywood Video:
Cincinnati, OH	261,237	-	543,437		520,623			1,064,060
Clifton, CO	-	-	245,462		732,477			977,939

Home Depot:
Sunrise, FL	-	-	5,148,657		-			5,148,657

HomeGoods:
Fairfax, VA	937,301	-	977,839		2,351,562			3,329,401

Hooters:
Tampa, FL	-	-	783,923		504,768			1,288,691

Hy-Vee:
St. Joseph, MO	-	-	1,579,583		2,849,246			4,428,829

International House of Pancakes:
Stafford, TX	-	-	331,756		(c)			331,756
Sunset Hills, MO	-	-	271,853		(c)			271,853
Las Vegas, NV	-	-	519,947		(c)			519,947
Ft. Worth, TX	-	-	430,896		(c)			430,896
Arlington, TX	-	-	404,512		(c)			404,512
Matthews, NC	-	-	380,043		(c)			380,043
Phoenix, AZ	-	-	483,374		(c)			483,374
Midwest City, OK	-	-	407,268		-			407,268

Jared Jewelers:
Richmond, VA	-	-	955,134		1,336,152			2,291,286
Brandon, FL	-	-	1,196,900		1,182,150			2,379,050
Lithonia, GA	-	-	1,270,517		1,215,818			2,486,335
Houston, TX	-	-	1,675,739		1,439,597			3,115,336

Jo-Ann Etc:
Corpus Christi, TX	12,222	-	818,448		908,617			1,727,065

Just For Feet:
Albuquerque, NM	-	-	1,441,777		2,335,475			3,777,252

Kash N’ Karry:
Palm Harbor, FL	-	-	335,851		1,925,276			2,261,127
Gainesville, FL	-	-	317,386		1,248,404			1,565,790
Brandon, FL	-	-	322,476		1,221,661			1,544,137
Sarasota, FL	-	-	470,600		1,343,746			1,814,346

Keg Steakhouse:
Gresham, OR	-	-	817,311		108,294			925,605
Bellingham, WA	-	-	397,443		455,605			853,048
Lynnwood, WA	-	-	1,255,513		649,236			1,904,749
Tacoma, WA	-	-	526,792		794,722			1,321,514

KFC:
Marysville, WA	-	-	646,779		545,592			1,192,371
Erie, PA	-	-	516,508		496,092			1,012,600

Lee County:
Ft. Myers, FL	3,450	-	1,956,579		4,048,646			6,005,225

Lowe’s:
Memphis, TN	-	-	3,214,835		9,169,885			12,384,720

Magic Dollar:
Memphis, TN	364,460	-	549,309		904,102			1,453,412

MCI:
Arlington, VA	-	-	222,721		1,088,680			1,311,401

Merchant's Square:
Corpus Christi, TX	-	-	223,998		2,158,955			2,382,953

Merryland Chinese Buffet:
Red Oak, TX	-	-	73,290		520,950			594,240

Mi Pueblo Foods:
Watsonville, CA	-	-	805,056		1,648,934			2,453,990

Michaels:
Fairfax, VA	706,501	-	986,131		2,132,755			3,118,886
Grapevine, TX	-	-	1,017,934		2,066,715			3,084,649

Mortgage Marketing:
Swansea, IL	-	-	91,709		264,956			356,665

Mountain Jack's:
Centerville, OH	-	-	850,625		1,059,430			1,910,055

Office Depot:
Arlington, TX	-	-	596,024		1,411,432			2,007,456
Richmond, VA	-	-	888,772		1,948,036			2,836,808

OfficeMax:
Corpus Christi, TX	76,664	-	893,270		1,055,008			1,948,278
Dallas, TX	-	-	1,118,500		1,709,891			2,828,391
Cincinnati, OH	-	-	543,489		1,574,551			2,118,040
Evanston, IL	-	-	1,867,831		1,757,618			3,625,449
Altamonte Springs, FL	-	-	1,689,793		3,050,160			4,739,953
Cutler Ridge, FL	-	-	989,370		1,479,119			2,468,489
Sacramento, CA	-	-	1,144,167		2,961,206			4,105,373
Salinas, CA	-	-	1,353,217		1,829,325			3,182,542
Redding, CA	-	-	667,174		2,181,563			2,848,737
Kelso, WA	1,805,539	-	868,003		1,805,539			2,673,542
Lynchburg, VA	1,851,326	-	561,509		1,851,326			2,412,835
Leesburg, FL	1,929,028	-	640,019		1,929,028			2,569,047
Tigard, OR	-	-	1,539,873		2,247,321			3,787,194
Dover, NJ	-	-	1,138,296		3,238,083			4,376,379
Griffin, GA	1,801,905	-	685,470		1,801,905			2,487,375

Party City:
Memphis, TN	1,136,334	-	266,383		1,136,334			1,402,717

Penn Station Subs:
Florissant, MO	-	-	77,726		138,547			216,273

Perfect Teeth:
Rio Rancho, NM	-	-	61,517		122,142			183,659

Petco:
Grand Forks, ND	-	-	306,629		909,671			1,216,300

PETsMART:
Chicago, IL	-	-	2,724,138		3,565,721			6,289,859

Pier 1 Imports:
Anchorage, AK	-	-	928,321		1,662,584			2,590,905
Memphis, TN	-	-	713,319		821,770			1,535,089
Sanford, FL	-	-	738,051		803,082			1,541,133
Knoxville, TN	-	-	467,169		734,833			1,202,002
Mason, OH	-	-	593,571		885,047			1,478,618
Harlingen, TX	-	-	316,640		756,406			1,073,046
Valdosta, GA	-	-	390,838		805,912			1,196,750

Pizza Hut:
Monroeville, AL	-	-	547,300		44,237			591,537

Popeye’s:
Snellville, GA	-	-	642,169		436,512			1,078,681

Print & Pack Plus:
Eden Prairie, MN	94,277	-	75,736		304,905			380,641

Quizno’s:
Rio Rancho, NM	13,398	-	48,566		109,826			158,392

Rally’s:
Toledo, OH	-	-	125,882		319,770			445,652

Red Dragon Chinese Restaurant:
Columbus, OH	-	-	1,032,008		1,107,250			2,139,258

Rent-A-Center:
Rio Rancho, NM	40,193	-	145,698		329,477			475,175

Rite Aid:
Mobile, AL	-	-	1,136,618		1,694,187			2,830,805
Orange Beach, AL	-	-	1,409,980		1,996,043			3,406,023

Roadhouse Grill:
Cheektowaga, NY	-	-	689,040		386,251			1,075,291

Robb & Stucky:
Ft. Myers, FL	-	-	2,188,440		6,225,401			8,413,841

Roger & Marv’s:
Kenosha, WI	-	-	1,917,607		3,431,363			5,348,970

Ross Dress For Less:
Coral Gables, FL	-	-	1,782,346		1,661,174			3,443,520
Lodi, CA	-	-	613,710		1,414,592			2,028,302

Schlotzsky’s Deli:
Phoenix, AZ	-	-	706,306		315,469			1,021,775
Scottsdale, AZ	-	-	717,138		310,610			1,027,748

7-Eleven:
Land’O Lakes, FL	816,944	-	1,076,572		816,944			1,893,516
Tampa Palms, FL	917,432	-	1,080,670		917,432			1,998,102

Shop & Save:
Homestead, PA	-	-	1,139,419		(c)			1,139,419

Skipper’s Fish & Chips:
Salem, OR	-	-	555,951		735,651			1,291,602
Spokane, WA	-	-	470,840		530,289			1,001,129

Sports Authority:
Dallas, TX	-	-	1,311,440		(c)			1,311,440
Tampa, FL	-	-	2,127,503		1,521,730			3,649,233
Memphis, TN	2,573,264	-	820,340		2,573,264			3,393,604
Little Rock, AR	-	-	3,113,375		2,660,206			5,773,581
Woodbridge, NJ	-	-	3,749,990		5,982,660			9,732,650

Star Cafe:
Henderson, TX	-	-	151,832		149,844			301,676

Steak & Ale:
Jacksonville, FL	-	-	986,565		855,523			1,842,088
Indianpolis, IN	-	-	398,841		1,011,771			1,410,612
Oklahoma City, OK	-	-	463,814		927,781			1,391,595
Richmond, VA	-	-	712,840		995,148			1,707,988
Garland, TX	-	-	366,044		932,988			1,299,032

Stillwater Medical:
Stillwater, OK	-	-	253,603		1,086,792			1,340,395

Stop & Go:
Grand Prairie, TX	-	-	421,254		684,568			1,105,822
Kennedale, TX	-	-	399,988		692,190			1,092,178

Subway:
Eden Prairie, MN	67,341	-	54,097		217,790			271,887

SuperValu:
Huntington, WV	-	-	1,254,238		760,602			2,014,840
Warwick, RI	-	-	1,699,330		(c)			1,699,330

Swansea Quick Cash:
Swansea, IL	-	-	45,815		132,365			178,180

Taco Bell:
Ocala, FL	-	-	275,023		754,990			1,030,013
Ormond Beach, FL	-	-	632,337		525,616			1,157,953
Brooklyn Park, MN	-	-	283,782		418,740			702,522
Chanhassen, MN	-	-	291,317		648,900			940,217
Saint Cloud, MN	-	-	279,243		301,790			581,033
West Saint Paul, MN	-	-	476,860		1,292,650			1,769,510
Phoenix, AZ	-	-	593,718		282,777			876,495

Taco Bron Restaurant:
Tuscon, AZ	17,814	-	844,816		305,209			1,150,025

Tara Grinna Restaurant:
Conway, SC	-	-	247,173		1,140,660			1,387,833

Target:
Chico, CA	-	-	1,269,272		4,213,165			5,482,437
Victorville, CA	-	-	1,908,815		4,029,669			5,938,484
San Diego, CA	-	-	2,672,390		4,270,693			6,943,083

Texas Roadhouse:
Grand Junction, CO	-	-	584,237		920,143			1,504,380
Thornton, CO	-	-	598,556		1,019,164			1,617,720

TGI Friday’s:
Corpus Christi, TX	-	-	1,209,702		1,532,125			2,741,827

Top’s:
Lacy, WA	-	-	2,777,449		7,082,150			9,859,599

United States of America:
Arlington, VA	11,437,619	-	24,077,279		129,129,389			153,206,668

United Trust Bank:
Bridgeview, IL	-	-	673,238		744,154			1,417,392

Vacant Property:
Vernon, TX	-	-	105,798		328,943			434,741
Raleigh, NC	-	-	1,848,026		1,753,635			3,601,661
Tampa, FL	-	-	1,454,908		2,045,833			3,500,741
Arlington, TX	334,058	-	435,002		2,633,939			3,068,941
Plymouth Meeting, PA	2,250,620	-	2,911,111		2,250,620			5,161,731
Augusta, GA	-	-	176,656		674,253			850,909
Florissant, MO	-	-	247,746		441,608			689,354
Hammond, LA	-	-	247,600		813,514			1,061,114
Mesa, AZ	-	-	195,652		512,566			708,218
Indianapolis, IN	-	-	639,584		1,015,173			1,654,757
Montgomery, AL	-	-	1,418,158		1,140,080			2,558,238

Value City:
Florissant, MO	-	-	2,490,210		2,937,449			5,427,659

Vons:
Moreno Valley, CA	-	-	759,050		1,652,164			2,411,214

Walgreens:
Sunrise, FL	-	-	1,957,974		1,400,970			3,358,944

Wal-Mart:
Sealy, TX	-	-	1,344,244		1,483,362			2,827,606
Aransas Pass, TX	-	-	190,505		2,640,175			2,830,680
Winfield, AL	-	-	419,811		1,684,505			2,104,316
Beeville, TX	-	-	507,231		2,315,424			2,822,655
Corpus Christi, TX	-	-	630,043		3,131,407			3,761,450

Waremart:
Eureka, CA	-	-	3,135,036		5,470,607			8,605,643

Washington Bike Center:
Fairfax, VA	-	-	192,830		278,892			471,722

Wendy’s Old Fashioned Hamburger:
Fenton, MO	-	-	307,068		496,410			803,478
Sacramento, CA	-	-	585,872		-			585,872
New Kensington, PA	-	-	501,136		333,445			834,581

Whataburger:
Albuquerque, NM	-	-	624,318		418,975			1,043,293

Warehouse Music:
Homewood, AL	-	-	1,031,974		696,950			1,728,924

Winn-Dixie:
Dallas, GA	-	-	1,287,630		1,952,791			3,240,421
Woodstock, GA	-	-	1,937,017		1,284,901			3,221,918
Columbus, GA	-	-	1,023,371		1,874,875			2,898,246

Leasehold Interests:	-	-	3,380,756		-			3,380,756

	$54,212,312	$-	$387,213,073		$548,773,407			$935,986,480

Real Estate the Company has Invested in Under Direct Financing Leases:

Academy:
Houston, TX	$-	$-	$-	$	(c)		$	(c)
Houston, TX	-	-	-		(c)			(c)
N. Richland Hills, TX	-	-	-		(c)			(c)
Houston, TX	-	-	-		(c)			(c)
Houston, TX	-	-	-		(c)			(c)
Baton Rouge, LA	-	-	-		(c)			(c)

Barnes & Noble:
Plantation, FL	-	-	-		(c)			(c)

Best Buy:
Evanston, IL	-	-	-		(c)			(c)

Borders Books & Music:
Altamonte Springs, FL	-	-	-		(c)			(c)

Checkers:
Orlando, FL	-	-	-		(c)			(c)

Dave & Buster’s:
Utica, MI	-	-	-		(c)			(c)

Eckerd:
San Antonio, TX	-	-	-		(c)			(c)
Dallas, TX	-	-	-		(c)			(c)
Arlington, TX	-	-	-		(c)			(c)
Millville, NJ	-	-	-		(c)			(c)
Atlanta, GA	-	-	-		(c)			(c)
Mantua, NJ	-	-	-		(c)			(c)
Vineland, NJ	1,901,335	-	-		(c)			(c)
Amarillo, TX	-	-	-		(c)			(c)
Amarillo, TX	-	-	-		(c)			(c)
Amarillo, TX	-	-	(d)		(d)			(d)
Glassboro, NJ	-	-	-		(c)			(c)
Kissimmee, FL	-	-	-		(c)			(c)
Alice, TX	-	-	(d)		(d)			(d)
Tampa, FL	-	-	-		(c)			(c)
Lafayette, LA	-	-	-		(c)			(c)
Moore, OK	-	-	-		(c)			(c)
East Point, GA	-	-	(d)		(d)			(d)
Irving, TX	-	-	-		(c)			(c)
Ft. Worth, TX	78,461	-	(d)		(d)			(d)
Williston, FL	-	-	-		(c)			(c)
Jasper, FL	-	-	-		(c)			(c)
Oklahoma City, OK	-	-	(l)		(c)			(c)
Oklahoma City, OK	-	-	(l)		(c)			(c)
Norman, OK	-	-	-		(c)			(c)
Chattanooga, TN	-	-	-		(c)			(c)
Del City, OK	1,376,025	-	-		(c)			(c)
Arlington, TX	1,416,071	-	-		(c)			(c)
Kennett Square, PA	1,984,435	-	(l)		(c)			(c)
Arlington, TX	-	-	-		(c)			(c)

Food 4 Less:
Lemon Grove, CA	-	-	-		(c)			(c)
Chula Vista, CA	-	-	-		(c)			(c)

Food Lion:
Keystone Heights, FL	-	-	(d)		(d)			(d)
Chattanooga, TN	-	-	(d)		(d)			(d)
Lynchburg, VA	-	-	(d)		(d)			(d)
Martinsburg, WV	-	-	(d)		(d)			(d)

Good Guys, The:
Stockton, CA	-	-	(d)		(d)			(d)

Heilig-Meyers:
York, PA	-	-	(d)		(d)			(d)
Marlow Heights, MD	-	-	(d)		(d)			(d)

International House of Pancakes:
Stafford, TX	-	-	-		(c)			(c)
Sunset Hills, MO	-	-	-		(c)			(c)
Las Vegas, NV	-	-	-		(c)			(c)
Ft. Worth, TX	-	-	-		(c)			(c)
Arlington, TX	-	-	-		(c)			(c)
Matthews, NC	-	-	-		(c)			(c)
Phoenix, AZ	-	-	-		(c)			(c)

Jared Jewelers:
Aurora, IL	-	-	(l)		(c)			(c)
Glendale, AZ	-	-	(l)		(c)			(c)
Oviedo, FL	-	-	(l)		(c)			(c)
Phoenix, AZ	-	-	(l)		(c)			(c)
Toledo, OH	-	-	(l)		(c)			(c)
Lewisville, TX	-	-	(l)		(c)			(c)

Kash ’N Karry:
Brandon, FL	-	-	(d)		(d)			(d)

Levitz:
Tempe, AZ	-	-	(d)		(d)			(d)

Sports Authority:
Dallas, TX	-	-	-		(c)			(c)

Shop & Save:
Homestead, PA	-	-	-		(c)			(c)

SuperValu:
Warwick, RI	-	-	-		(c)			(c)

	$6,756,327	$-	$-		$-			$-

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2003

	Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed

Real Estate the Company has Invested in Under Operating Leases:

Academy:
Houston, TX	$	(c)	1994	05/95		(c)
Houston, TX		(c)	1995	06/95		(c)
N. Richland Hills, TX		(c)	1996	08/95	(f)	(c)
Houston, TX		(c)	1996	02/96	(f)	(c)
Houston, TX		(c)	1996	06/96	(f)	(c)
Baton Rouge, LA		(c)	1997	08/96	(f)	(c)
Houston, TX		195,005	1976	03/99		40 years
Pasadena, TX		261,215	1994	03/99		40 years
Beaumont, TX		293,401	1992	03/99		40 years

Ace Hardware and Lighting:
Bourbonnais, IL		86,061	1997	11/98		37.4 years

Adams Sport Grill:
Chandler, AZ		40,555	1997	12/01		40 years

Albertsons:
Sonora, CA		8,439	1984	03/99		40 years

American Signature Home:
White Marsh, MD		435,300	1998	03/98	(g)	40 years

Amoco:
Miami, FL		-	(e)	05/03		40 years
Sunrise, FL		-	(e)	05/03		40 years

Applebee's:
Ballwin, CA		71,641	1995	12/01		40 years

Arby's:
Colorado Springs, CO		27,233	1998	12/01		40 years
Thomson, GA		25,702	1997	12/01		40 years
Whitmore Lake, MI		23,934	1993	12/01		40 years
Albuquerque, NM		25,919	1993	12/01		40 years
Albuquerque, NM		26,234	1988	12/01		40 years
Santa Fe, NM		17,454	1998	12/01		40 years
Washington Courthouse, OH		27,861	1998	12/01		40 years

Ashley Furniture:
Altamonte Springs, FL		778,294	1997	09/97		40 years

Babies “R” Us:
Arlington, TX		490,269	1996	06/96		40 years
Independence, MO		117,493	1996	12/01		40 years

Barnes & Noble:
Brandon, FL		342,771	1995	08/94	(f)	40 years
Denver, CO		629,595	1994	09/94		40 years
Houston, TX		494,188	1995	10/94	(f)	40 years
Plantation, FL		(c)	1996	05/95	(f)	(c)
Freehold, NJ		447,737	1995	01/96		40 years
Dayton, OH		533,887	1996	05/97		40 years
Redding, CA		265,870	1997	06/97		40 years
Marlton, NJ		553,315	1998	11/98		40 years

Bed, Bath & Beyond:
Richmond, VA		112,526	1997	06/98		33 years
Los Angeles, CA		395,829	1975	11/98		40 years
Glendale, AZ		307,452	1999	12/98	(g)	40 years

Bedford Furniture:
Everett, PA		62,277	1998	11/98		40 years

Bennigan's:
Aurora, CO		64,333	1996	12/01		40 years
Milford, CT		35,591	1988	12/01		40 years
Altamonte Springs, FL		47,184	1988	12/01		40 years
Gainsville, FL		43,325	1993	12/01		40 years
Jacksonville, FL		52,374	1993	12/01		40 years
Schaumburg, IL		66,925	1988	12/01		40 years
Flint, MI		45,697	1993	12/01		40 years
Raleigh, NC		44,750	1993	12/01		40 years
Tulsa, OK		65,874	1993	12/01		40 years
Wichita Falls, TX		56,524	1993	12/01		40 years

Best Buy:
Brandon, FL		476,461	1996	02/97		40 years
Evanston, IL		(c)	1994	02/97		(c)
Cuyahoga Falls, OH		385,856	1970	06/97		40 years
Rockville, MD		551,991	1995	07/97		40 years
Fairfax, VA		512,872	1995	08/97		40 years
St. Petersburg, FL		118,116	1997	09/97		33 years
North Fayette, PA		317,667	1997	06/98		40 years
Denver, CO		277,848	1991	06/01		40 years

Big D's:
Eden Prairie, MN		10,005	1997	12/01		40 years

Blockbuster:
Conyers, GA		90,975	1997	06/97		40 years
Mobile, AL		25,444	1997	12/01		40 years
Mobile, AL		28,711	1997	12/01		40 years
Gainesville, GA		31,215	1997	12/01		40 years
Glasgow, KY		28,629	1997	12/01		40 years
Alice, TX		29,516	1995	12/01		40 years
Kingsville, TX		23,362	1995	12/01		40 years

BMW:
Duluth, GA		208,260	1984	12/01		40 years

Bodyworks Unlimited:
Rincon, GA		61,684	1997	11/98		37.4 years

Borders Books & Music:
Wilmington, DE		1,367,920	1994	12/94		40 years
Richmond, VA		556,384	1995	06/95		40 years
Ft. Lauderdale, FL		159,256	1995	02/96		33 years
Bangor, ME		467,995	1996	06/96		40 years
Altamonte Springs, FL		(c)	1997	09/97		(c)

Boston Market:
Geneva, IL		48,054	1996	12/01		40 years
Orland Park, IL		22,310	1995	12/01		40 years
Wheaton, IL		46,961	1995	12/01		40 years
Burton, MI		36,099	1997	12/01		40 years
Novi, MI		21,224	1995	12/01		40 years
North Olmsted, OH		21,078	1996	12/01		40 years
Warren, OH		23,867	1997	12/01		40 years
Dunmore, PA		24,431	1996	12/01		40 years

Buffalo Wild Wings:
Michigan City, IN		25,113	1996	12/01		40 years

Burger King:
Colonial Heights, VA		31,125	1997	12/01		40 years

Carino's:
Beaumont, TX		69,593	2000	12/01		40 years
Lewisville, TX		51,994	1994	12/01		40 years
Lubbock, TX		61,531	1995	12/01		40 years

Champps:
Alpharetta, GA		83,801	1999	12/01		40 years
Irving, TX		88,007	2000	12/01		40 years

Checkers:
Orlando, FL		(c)	1988	07/92		(c)

Claim Jumper:
Tempe, AZ		149,071	2000	12/01		40 years
Roseville, CA		102,780	2001	12/01		40 years

CompUSA:
Baton Rouge, LA		182,782	1995	12/95		40 years
Miami, FL		452,797	1994	04/94		40 years

Dave’s:
Maple Heights, OH		494,040	1985	02/97		40 years

Dave & Buster's:
Utica, MI		(c)	1998	06/98		(c)

Denny's:
Columbus, TX		41,683	1997	12/01		40 years

Dick’s Clothing:
Taylor, MI		643,274	1996	08/96		40 years
White Marsh, VA		714,411	1996	08/96		40 years

Dollar Tree:
Garland, TX		39,136	1994	02/94		40 years
Copperas Cove, TX		72,485	1972	11/98		40 years

Donato's:
Medina, OH		23,662	1996	12/01		40 years

East Meets West:
Southfield, MI		34,791	1976	12/01		40 years

Eckerd:
San Antonio, TX		(c)	1993	12/93		(c)
Dallas, TX		(c)	1994	01/94		(c)
Arlington, TX		(c)	1994	02/94		(c)
Millville, NJ		(c)	1994	03/94		(c)
Atlanta, GA		(c)	1994	03/94		(c)
Mantua, NJ		(c)	1994	06/94		(c)
Amarillo, TX		(c)	1994	12/94		(c)
Amarillo, TX		(c)	1994	12/94		(c)
Glassboro, NJ		(c)	1994	12/94		(c)
Kissimmee, FL		(c)	1995	04/95		(c)
Tampa, FL		(c)	1995	12/95		(c)
Lafayette, LA		(c)	1995	01/96		(c)
Douglasville, GA		197,107	1996	01/96		40 years
Moore, OK		(c)	1995	01/96		(c)
Midwest City, OK		215,850	1996	03/96		40 years
Irving, TX		(c)	1996	12/96		(c)
Jasper, FL		(c)	1994	01/97		(c)
Williston, FL		(c)	1995	01/97		(c)
Pantego, TX		236,957	1997	06/97		40 years
Conyers, GA		163,362	1997	06/97		40 years
Norman, OK		(c)	1997	06/97		(c)
Chattanooga, TN		(c)	1997	09/97		(c)
Arlington, TX		187,656	1998	11/97	(g)	40 years
Leavenworth, KS		184,375	1998	11/97	(g)	40 years
Augusta, GA		200,394	1997	12/97		40 years
Riverdale, GA		257,896	1997	12/97		40 years
Warner Robins, GA		152,138	1999	3/98	(g)	40 years
Lewisville, TX		176,666	1998	04/98	(g)	40 years
Forest Hill, TX		157,830	1998	04/98	(g)	40 years
Del City, OK		(c)	1998	05/98		(c)
Arlington, TX		(c)	1998	05/98		(c)
Garland, TX		178,794	1998	06/98	(g)	40 years
Garland, TX		179,411	1998	06/98	(g)	40 years
Oklahoma City, OK		182,356	1999	08/98	(g)	40 years
Vineland, NJ		(c)	1999	09/98		(c)
Dallas, TX		13,388	2003	06/99		40 years
Gladstone, MO		146,776	2000	12/99	(g)	40 years
Falls Church, VA		105,527	2002	10/01		40 years
West Mifflin, PA		95,806	2002	02/02		40 years)
Norfolk, PA		84,211	2002	02/02		40 years
Thorndale, PA		115,877	2002	02/02		40 years

Enterprise Rent-A-Car:
Wilmington, NC		16,707	1995	12/01		40 years

Fantastic Sams:
Eden Prairie, MN		10,005	1997	12/01		40 years

Fazoli’s Restaurant:
Bay City, MI		32,355	1997	12/01		40 years

Food 4 Less:
Lemon Grove, CA		(c)	1996	07/95	(f)	(c)
Chula Vista, CA		(c)	1995	11/98		(c)

Gateway:
Glendale, AZ		109,058	1999	12/98	(g)	40 years

Gen-X Clothing:
Federal Way, WA		231,538	1995	12/95		40 years

Golden Corral:
Leitchfield, KY		172,027	1984	12/84		35 years
Atlanta, GA		206,258	1985	01/85		35 years
Abbeville, LA		199,329	1985	04/85		35 years
Lake Placid, FL		167,791	1985	05/85		35 years
Tampa, FL		68,345	1997	12/01		40 years
Brandon, FL		70,974	1998	12/01		40 years
Dallas, TX		52,305	1994	12/01		40 years

Good Guys, The:
Foothill Ranch, CA		438,716	1995	12/96		40 years
East Palo Alto, CA		407,872	1999	12/98	(f)	40 years

GymKix:
Copperas Cove, TX		61,451	1972	11/98		40 years

H&R Block:
Swansea, IL		9,029	1997	12/01		40 years

Hancock Fabrics:
Arlington, TX		260,571	1996	06/96		40 years

Hastings:
Nacogdoches, TX		161,105	1997	11/98		40 years

Haverty's:
Clearwater, FL		672,791	1992	05/93		40 years
Orlando, FL		578,727	1992	05/93		40 years
Pensacola, FL		299,582	1994	06/96		40 years
Bowie, MD		488,804	1997	12/97		38.5 years

Heilig-Meyers:
Baltimore, MD		104,175	1968	11/98		40 years
Glen Burnie, MD		119,357	1968	11/98		40 years

Hollywood Video:
Cincinnati, OH		26,573	1998	12/01		40 years
Clifton, CO		37,387	1998	12/01		40 years

Home Depot:
Sunrise, FL		-	(e)	05/03		40 years

HomeGoods:
Fairfax, VA		95,231	1995	12/95		40 years

Hooters:
Tampa, FL		25,764	1993	12/01		40 years

Hy-Vee:
St. Joseph, MO		92,013	2002	09/02		40 years

International House of Pancakes:
Stafford, TX		(c)	1992	10/93		(c)
Sunset Hills, MO		(c)	1993	10/93		(c)
Las Vegas, NV		(c)	1993	12/93		(c)
Ft. Worth, TX		(c)	1993	12/93		(c)
Arlington, TX		(c)	1993	12/93		(c)
Matthews, NC		(c)	1993	12/93		(c)
Phoenix, AZ		(c)	1993	12/93		(c)
Midwest City, OK		-	(i)	03/96		(i)

Jared Jewelers:
Richmond, VA		68,199	1998	12/01		40 years
Brandon, FL		48,071	2002	05/02		40 years
Lithonia, GA		49,440	2002	05/02		40 years
Houston, TX		37,490	2002	12/02		40 years

Jo-Ann Etc:
Corpus Christi, TX		229,384	1967	11/93		40 years

Just For Feet:
Albuquerque, NM		381,947	1997	06/97		40 years

Kash N’ Karry:
Palm Harbor, FL		10,027	1983	03/99		40 years
Gainesville, FL		6,502	1982	03/99		40 years
Brandon, FL		6,363	1983	03/99		40 years
Sarasota, FL		6,999	19833	03/99		40 years

Keg Steakhouse:
Gresham, OR		5,527	1993	12/01		40 years
Bellingham, WA		23,255	1981	12/01		40 years
Lynnwood, WA		33,138	1992	12/01		40 years
Tacoma, WA		40,564	1981	12/01		40 years

KFC:
Marysville, WA		27,848	1996	12/01		40 years
Erie, PA		25,321	1996	12/01		40 years

Lee County:
Ft. Myers		610,993	1997	12/97		40 years

Lowe’s:
Memphis, TN		353,762	06/02	06/02		40 years

Magic Dollar:
Memphis, TN		82,175	1998	11/98		40 years

MCI:
Arlington, VA		10,206	1982	08/03		40 years

Merchant's Square:
Corpus Christi, TX		258,625	1983	03/99		40 years

Merryland Chinese Buffet:
Red Oak, TX		26,590	1986	12/01		40 years

Mi Pueblo Foods:
Watsonville, CA		8,588	1984	03/99		40 years

Michaels:
Fairfax, VA		129,632	1995	12/95		40 years
Grapevine, TX		286,326	1998	06/98		40 years

Mortgage Marketing:
Swansea, IL		13,531	1997	12/01		40 years

Mountain Jack's:
Centerville, OH		54,075	1986	12/01		40 years

Office Depot:
Arlington, TX		349,837	1991	01/94		40 years
Richmond, VA		369,577	1996	05/96		40 years

OfficeMax:
Corpus Christi, TX		266,600	1967	11/93		40 years
Dallas, TX		427,590	1993	12/93		40 years
Cincinnati, OH		373,282	1994	07/94		40 years
Evanston, IL		376,179	1995	06/95		40 years
Altamonte Springs, FL		600,760	1995	01/96		40 years
Cutler Ridge, FL		277,643	1995	06/96		40 years
Sacramento, CA		518,407	1996	12/96		40 years
Salinas, CA		314,415	1995	02/97		40 years
Redding, CA		356,776	1997	06/97		40 years
Kelso, WA		268,950	1998	09/97	(g)	40 years
Lynchburg, VA		244,915	1998	02/98		40 years
Leesburg, FL		243,138	1998	08/98		40 years
Tigard, OR		287,938	1995	11/98		40 years
Dover, NJ		414,879	1995	11/98		40 years
Griffin, GA		212,099	1999	11/98	(g)	40 years

Party City:
Memphis, TN		129,021	1999	12/98		40 years

Penn Station Subs:
Florissant, MO		7,076	1997	12/01		40 years

Perfect Teeth:
Rio Rancho, NM		6,238	1997	12/01		40 years

Petco:
Grand Forks, ND		137,422	1996	12/97		40 years

PETsMART:
Chicago, IL		471,707	1998	09/98		40 years

Pier 1 Imports:
Anchorage, AK		325,828	1995	02/96		40 years
Memphis, TN		134,394	1997	09/96	(f)	40 years
Sanford, FL		116,280	1998	06/97	(f)	40 years
Knoxville, TN		91,089	1999	01/98	(f)	40 years
Mason, OH		100,490	1999	06/98	(f)	40 years
Harlingen, TX		79,580	1999	11/98	(f)	40 years
Valdosta, GA		83,110	1999	01/99	(f)	40 years

Pizza Hut:
Monroeville, AL		2,258	1996	12/01		40 years

Popeye’s:
Snellville, GA		22,280	1995	12/01		40 years

Print & Pack Plus:
Eden Prairie, MN		11,673	1997	12/01		40 years

Quizno’s:
Rio Rancho, NM		5,166	1997	12/01		40 years

Rally’s:
Toledo, OH		94,860	1989	07/92		38.8 years

Red Dragon Chinese Restaurant:
Columbus, OH		56,516	1998	12/01		40 years

Rent-A-Center:
Rio Rancho, NM		15,815	1997	12/01		40 years

Rite Aid:
Mobile, AL		86,474	2000	12/01		40 years
Orange Beach, AL		101,881	2000	12/01		40 years

Roadhouse Grill:
Cheektowaga, NY		19,715	1994	12/01		40 years

Robb & Stucky:
Ft. Myers, FL		951,124	1997	12/97		40 years

Roger & Marv’s:
Kenosha, WI		585,077	1992	02/97		40 years

Ross Dress For Less:
Coral Gables, FL		254,041	1994	06/96		40 years
Lodi, CA		7,368	1984	03/99		40 years

Schlotzsky’s Deli:
Phoenix, AZ		16,397	1995	12/01		40 years
Scottsdale, AZ		15,854	1995	12/01		40 years

7-Eleven:
Land’O Lakes, FL		101,267	1999	10/98	(g)	40 years
Tampa Palms, FL		109,901	1999	12/98	(g)	40 years

Shop & Save:
Homestead, PA		(c)	1994	02/97		(c)

Skipper’s Fish & Chips:
Salem, OR		37,549	1996	12/01		40 years
Spokane, WA		27,067	1996	12/01		40 years

Sports Authority:
Dallas, TX		(c)	1994	03/94		(c)
Tampa, FL		285,641	1994	06/96		40 years
Memphis, TN		335,060	1998	12/97	(g)	40 years
Little Rock, AR		351,923	1998	09/98		40 years
Woodbridge, NJ		143,335	1994	01/03		40 years

Star Cafe:
Henderson, TX		13,005	1995	12/01		40 years

Steak & Ale:
Jacksonville, FL		43,667	1996	12/01		40 years
Indianpolis, IN		51,643	1996	12/01		40 years
Oklahoma City, OK		47,356	1996	12/01		40 years
Richmond, VA		50,794	1996	12/01		40 years
Garland, TX		47,621	1996	12/01		40 years

Stillwater Medical:
Stillwater, OK		72,453	1998	11/98		37.5 years

Stop & Go:
Grand Prairie, TX		34,941	1986	12/01		40 years
Kennedale, TX		35,330	1985	12/01		40 years

Subway:
Eden Prairie, MN		8,338	1997	12/01		40 years

SuperValu:
Huntington, WV		130,729	1971	02/97		40 years
Warwick, RI		(c)	1992	02/97		(c)

Swansea Quick Cash:
Swansea, IL		6,758	1997	12/01		40 years

Taco Bell:
Ocala, FL		38,536	2001	12/01		40 years
Ormond Beach, FL		26,828	2001	12/01		40 years
Brooklyn Park, MN		21,373	1996	12/01		40 years
Chanhassen, MN		33,121	1997	12/01		40 years
Saint Cloud, MN		15,404	1999	12/01		40 years
West Saint Paul, MN		65,979	1999	12/01		40 years
Phoenix, AZ		14,139	1999	12/01		40 years

Taco Bron Restaurant:
Tuscon, AZ		16,469	1974	12/01		40 years

Tara Grinna Swimwear:
Conway, SC		73,837	1997	11/98		37.4 years

Target:
Chico, CA		21,944	1983	03/99		40 years
Victorville, CA		20,988	1983	03/99		40 years
San Diego, CA		22,243	1984	03/99		40 years

Texas Roadhouse:
Grand Junction, CO		46,966	1997	12/01		40 years
Thornton, CO		52,020	1998	12/01		40 years

TGI Friday’s:
Corpus Christi, TX		78,202	1995	12/01		40 years

Top’s:
Lacy, WA		1,217,245	1992	02/97		40 years

United States of America:
Arlington, VA		1,108,377	1982	08/03		40 years

United Trust Bank:
Bridgeview, IL		37,983	1997	12/01		40 years

Vacant Property:
Vernon, TX		180,919	1985	03/85		35 years
Raleigh, NC		329,293	1995	06/96		40 years
Tampa, FL		384,162	1992	06/96		40 years
Arlington, TX		352,351	1996	06/96		40 years
Plymouth Meeting, PA		264,917	1999	10/98	(g)	40 years
Augusta, GA		34,415	1998	12/01		40 years
Florissant, MO		22,540	1997	12/01		40 years
Hammond, LA		41,523	1997	12/01		40 years
Mesa, AZ		26,162	1997	12/01		40 years
Indianapolis, IN		51,816	1996	12/01		40 years
Montgomery, AL		58,191	1999	12/01		40 years

Value City:
Florissant, MO		52,017	1996	04/03		40 years

Von’s:
Moreno Valley, CA		197,915	1983	03/99		40 years

Walgreens:
Sunrise, FL		21,890	1994	05/03		40 years

Wal-Mart:
Sealy, TX		177,694	1982	03/99		40 years
Aransas Pass, TX		316,271	1983	03/99		40 years
Winfield, AL		201,790	1983	03/99		40 years
Beeville, TX		277,368	1983	03/99		40 years
Corpus Christi, TX		375,116	1983	03/99		40 years

Waremart:
Eureka, CA		940,261	1965	02/97		40 years

Washington Bike Center:
Fairfax, VA		16,951	1995	12/95		40 years

Wendy’s Old Fashioned Hamburger:
Fenton, MO		173,343	1985	07/92		33 years
Sacramento, CA		-	(i)	02/98		(i)
New Kensington, PA		17,020	1980	12/01		40 years

Whataburger:
Albuquerque, NM		21,385	1995	12/01		40 years

Warehouse Music:
Homewood, AL		35,574	1997	12/01		40 years

Winn-Dixie:
Dallas, GA		30,512	1997	05/03		40 years
Woodstock, GA		20,077	1997	05/03		40 years
Columbus, GA		21,483	1984	07/03		40 years

Leasehold Interests:		1,302,983	-	(n)		(m)

		$48,862,786

Real Estate the Company has Invested in Under Direct Financing Leases:

Academy:
Houston, TX	$	(c)	1994	05/95		(c)
Houston, TX		(c)	1995	06/95		(c)
N. Richland Hills, TX		(c)	1996	08/95	(f)	(c)
Houston, TX		(c)	1996	02/96	(f)	(c)
Houston, TX		(c)	1996	06/96	(f)	(c)
Baton Rouge, LA		(c)	1997	08/96	(f)	(c)

Barnes & Noble:
Plantation, FL		(c)	1996	05/95	(f)	(c)

Best Buy:
Evanston, IL		(c)	1994	02/97		(c)

Borders Books & Music:
Altamonte Springs, FL		(c)	1997	09/97		(c)

Checkers:
Orlando, FL		(c)	1988	07/92		(c)

Dave & Buster’s:
Utica, MI		(c)	1998	06/98		(c)

Eckerd:
San Antonio, TX		(c)	1993	12/93		(c)
Dallas, TX		(c)	1994	01/94		(c)
Arlington, TX		(c)	1994	02/94		(c)
Millville, NJ		(c)	1994	03/94		(c)
Atlanta, GA		(c)	1994	03/94		(c)
Mantua, NJ		(c)	1994	06/94		(c)
Vineland, NJ		(c)	1999	03/99	(h)	(c)
Amarillo, TX		(c)	1994	12/94		(c)
Amarillo, TX		(c)	1994	12/94		(c)
Amarillo, TX		(d)	1994	12/94		(d)
Glassboro, NJ		(c)	1994	12/94		(c)
Kissimmee, FL		(c)	1995	04/95		(c)
Alice, TX		(d)	1995	06/95		(d)
Tampa, FL		(c)	1995	12/95		(c)
Lafayette, LA		(c)	1995	01/96		(c)
Moore, OK		(c)	1995	01/96		(c)
East Point, GA		(d)	1996	12/96		(d)
Irving, TX		(c)	1996	12/96		(c)
Ft. Worth, TX		(d)	1996	12/96		(d)
Williston, FL		(c)	1995	01/97		(c)
Jasper, FL		(c)	1994	01/97		(c)
Oklahoma City, OK		(c)	1997	06/97		(c)
Oklahoma City, OK		(c)	1997	06/97		(c)
Norman, OK		(c)	1997	06/97		(c)
Chattanooga, TN		(c)	1997	09/97		(c)
Del City, OK		(c)	1998	10/98	(h)	(c)
Arlington, TX		(c)	1998	11/98	(h)	(c)
Kennett Square, PA		(c)	2000	12/00		(c)
Arlington, TX		(c)	2002	02/02		(c)

Food 4 Less:
Lemon Grove, CA		(c)	1996	07/95	(f)	(c)
Chula Vista, CA		(c)	1995	11/98		(c)

Food Lion:
Keystone Heights, FL		(d)	1993	05/93		(d)
Chattanooga, TN		(d)	1993	10/93		(d)
Lynchburg, VA		(d)	1994	01/94		(d)
Martinsburg, WV		(d)	1994	08/94		(d)

Good Guys, The:
Stockton, CA		(d)	1991	07/94		(d)

Heilig-Meyers:
York, PA		(d)	1997	11/98		(d)
Marlow Heights, MD		(d)	1968	11/98		(d)

International House of Pancakes:
Stafford, TX		(c)	1992	10/93		(c)
Sunset Hills, MO		(c)	1993	10/93		(c)
Las Vegas, NV		(c)	1993	12/93		(c)
Ft. Worth, TX		(c)	1993	12/93		(c)
Arlington, TX		(c)	1993	12/93		(c)
Matthews, NC		(c)	1993	12/93		(c)
Phoenix, AZ		(c)	1993	12/93		(c)

Jared Jewelers:
Aurora, IL		(c)	2000	12/01		(c)
Glendale, AZ		(c)	1998	12/01		(c)
Oviedo, FL		(c)	1998	12/01		(c)
Phoenix, AZ		(c)	1998	12/01		(c)
Toledo, OH		(c)	1998	12/01		(c)
Lewisville, TX		(c)	1998	12/01		(c)

Kash ’N Karry:
Brandon, FL		(d)	1997	10/96	(f)	(d)

Levitz:
Tempe, AZ		(d)	1994	01/95		(d)

Sports Authority:
Dallas, TX		(c)	1994	03/94		(c)

Shop & Save:
Homestead, PA		(c)	1994	02/97		(c)

SuperValu:
Warwick, RI		(c)	1992	02/97		(c)

		$-

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2003
(a)	Transactions in real estate and accumulated depreciation during 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001

Land, buildings and leasehold interests:
Balance at beginning of year	$742,136,056	$737,957,846	$542,400,536
Acquisitions, completed construction and tenant improvements	216,643,624	40,106,987	253,240,399
Disposition of land, buildings and leasehold interests	(22,793,200)	(32,643,284)	(57,557,741)
Provision for loss on impairment of real estate	-	(3,285,493)	(125,348)

Balance at the close of year	$935,986,480	$742,136,056	$737,957,846

Accumulated depreciation and amortization:
Balance at the beginning of year	$38,671,148	$31,678,077	$27,438,288
Disposition of land, building, and leasehold interests	(1,298,033)	(3,155,003)	(3,262,991)
Depreciation and amortization expense	11,489,671	10,148,074	7,502,780

Balance at the close of year	$48,862,786	$38,671,148	$31,678,077

(b)

As of December 31, 2003, all of the leases are treated as operating leases for federal income tax purposes. As of December 31, 2003, the aggregate cost of the properties owned by the Company and its subsidiaries for federal income tax purposes was $998,750,890.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	The Company owns only the land for this building.

(f)

Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(i)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(j)	Property is encumbered as a part of the Company's $39,450,000 long-term, fixed rate mortgage and security agreement.

(k)

Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(l)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(m)	The leasehold interests are amortized over the life of the respective leases which range from 4.5 and 12.5 years.

(n)	The leasehold interest sites were acquired between August 1999 and August 2001.

(o)	In 2002, this property was contributed down to a wholly-owned subsidiary of the Company at the property's net book value.

(p)	Property is encumbered as a part of the Company's $21,000,000 long-term, fixed rate mortgage and security agreement.

(q)	In 2002, this property was owned by a wholly-owned limited liability entity that was dissolved into the Company.

(r)

The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

(s)	Property is encumbered as a part of hte Company's $95,000,000 long-term, fixed rate mortgage and security agreement.

See accompanying report of independent auditors' on supplementary information.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE December 31, 2003
Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	(e)	Principal Amount of Loans Subject to Delinquent Principal or Interest

First mortgages on properties:

National City, CA	11.5%	2009	(b)	-	$2,765,000	$1,384,815		$-

San Jose, CA	11.5%	2009	(b)	-	2,565,000	1,338,400		-

Rockledge, FL	10.0%	2018	(b)	-	400,000	377,432		-

Bonham, TX	10.0%	2013	(b)	-	210,000	190,830		-

Duncanville, TX	10.0%	2007	(d)	-	690,018	406,956		-

Independence, MO	10.0%	2007	(d)	-	1,068,788	474,339		-

Lawton and Oklahoma City, OK(g)	8.5%	2007	(c)	-	4,399,805	1,644,243		-

Burleson, TX(g)	8.5%	2007	(c)	-	2,355,279	409,445		-

Bellingham, WA	7.2%	2013	(b)	-	2,605,000	2,600,883		-

Indianapolis, IN	10.5%	2004	(b)	-	286,000	184,000		-

Lodi, CA	10.5%	2004	(b)	-	93,222	57,439		-

Sonora, CA	10.5%	2004	(b)	-	150,651	95,618		-

Mira Mesa, CA	10.5%	2004	(b)	-	369,447	265,860		-

Revolving lines of credit secured by various properties:
Commercial Net Lease Realty Services, Inc.	Prime rate + 0.25%	2006	(c)	-	12,587,705	12,587,705		-

					$30,545,915	$22,017,965	(a)	$-

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:
		2003	2002	2001

	Balance at beginning of year	$21,910,551	$88,111,817	$69,756,217
	New mortgage loans	35,027,502	30,716,396	43,984,088	(f)
	Deductions during the year:
	Collections of principal	(34,920,088)	(96,917,662)	(25,628,488)

	Balance at the close of year	$22,017,965	$21,910,551	$88,111,817

(b)	Principal and interest is payable at level amounts over the life of the loan.
(c)	Interest only payments are due quarterly. Principal is due at maturity.
(d)	Interest only payments are due monthly. Principal is due at maturity.
(e)	Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001 were $22,017,965, $21,910,551, and $88,111,817, respectively.
(f)	Mortgages totaling $3,444,610, $599,252, and $610,000 were accepted in connection with real estate transactions for the years ended December 31, 2003, 2002 and 2001, respectively.
(g)

As of December 31, 1999, mortgages totaling $6,755,084 were accepted as payment towards the principal balance of the revolving line of credit for Commercial Net Lease Realty Services, Inc. (an unconsolidated affiliate of the Company).  The mortgagees are affiliates of certain members of the Company's board of directors.

See accompanying report of independent auditors’ on supplementary information.

EXHIBITS EXHIBIT INDEX
Exhibit Number
(3)	Exhibits
	3.	Articles of Incorporation and By-laws

		3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

		3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

		3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

		3.4	Amended and Restated Bylaws of the Registrant (filed herewith).

	4.	Instruments defining the rights of security holders, including indentures

		4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

		4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

		4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

		4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

		4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

		4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

		4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

		4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

		4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

		4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

		4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

		4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

		4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

		4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

		4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	10.	Material Contracts

		10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

		10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

		10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

		10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

		10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

		10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

		10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

		10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

		10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

		10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

		10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

		10.12	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

	13.	Annual Report to Shareholders for the year ended December 31, 2003 (filed herewith).

	23.	Consent of Independent Accountants dated March 10, 2004 (filed herewith).

	31.	Section 302 Certifications

		31.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		31.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuantto Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.	Section 906 Certifications

		32.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

	1.	November 4, 2003 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) a press release announcing its results of operations and financial condition for the quarter and year ended September 30, 2003.

	2.	November 26, 2003 for the purpose of filing under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) announcing entry into a Limited Partnership Agreement by and between Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company and Northern Trust Company.

	3.	December 3, 2003 for the purpose of filing under Item 5 (Other Events) a press release announcing that the Company agreed to issue and sell in an underwritten public offering approximately 3,000,000 shares of its common stock.

	4.	December 3, 2003 for the purpose of filing under Items 5 (Other Events) and 7 (Financial Statements and Exhibits) with respect to an announcement of the filing of a Prospectus Supplement to the Registration Statement on Form S-3, File No. 333-105635, for the offering by the Registrant of 3,250,000 shares of the Registrant’s Common Stock, par value $0.01.

	5.	December 4, 2003 for the purpose of amending the Form 8-K filed on November 26, 2003 for the purpose of filing under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) announcing entry into a Limited Partnership Agreement by and between Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company and Northern Trust Company.