Form 10-K/A
period 2003-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2004-04-27
CIK 751364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549 FORM 10-K/A
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes X No .
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $635,375,131.
The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 28, 2004 was $918,966,296.
The number of shares of common stock outstanding as of February 28, 2004 was 50,970,914.

This Form 10-K/A amends the registrant’s Form 10-K filing for the year ended December 31, 2003 to include the information contained in Items 10, 11, 12, 13 and 14 of Part III in lieu of incorporating such information by reference to the registrant’s proxy statement for its 2004 Annual Meeting of Shareholders.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

The persons named below currently serve as directors of the Company: the table sets forth each director's’s name, age, principal occupation or employment during at least the last five years, and directorships in other public corporations.

Name and Age	Background

Robert A. Bourne, 56	Mr. Bourne has served as Vice Chairman of the Board since February 1996 and a director since 1992. Previously, Mr. Bourne served as Secretary and Treasurer of the Company from February 1996 through December 31, 1997, and as President of the Company from July 1992 until February 1996. Mr. Bourne also served as Vice Chairman of the Board, Secretary and Treasurer of CNL Realty Advisors, Inc. (the external advisor of the Company from July 1992 through December 31 1997, the “Advisor”) from February 1996 until December 1997 and as President and a director of the Advisor from 1991 until February 1996. On January 1, 1998, the Advisor merged into a wholly-owned subsidiary of the Company which resulted in the Company becoming a self-administered and self-managed real estate investment trust. Mr. Bourne has served as a director of CNL Restaurant Properties, Inc. (f/k/a CNL American Properties Fund, Inc.), a public, unlisted real estate investment trust, since May 1994. He also served as President of CNL Restaurant Properties, Inc. from May 1994 to February 1999, and as Treasurer from February 1999 through August 1999, and from May 1994 through December 1994. Mr. Bourne has also served as President, Vice Chairman of the Board and as a director of CNL Hospitality Properties, Inc. from June 1996 to February 2003, and from June 2003 to present, and as a director of CNL Retirement Properties, Inc. since December 1997 and was President from March 1998 to June 2002, both of which are public, unlisted real estate investment trusts. Mr. Bourne also serves as President and Treasurer of CNL Financial Group, Inc. (“CNL Group”), a privately held, diversified real estate company engaged in the principal business of real estate finance. In addition, Mr. Bourne is President, Treasurer, a director and a registered principal of CNL Securities Corp., President, Treasurer and a director of CNL Investment Company, President of CNL Realty Corporation and Chief Investment Officer, Treasurer, director and, until July 1997, also served as President, of CNL Fund Advisors, Inc. (f/k/a CNL Institutional Advisors, Inc.), a registered investment advisor. All of the entities discussed in the preceding sentence are engaged in the principal business of real estate finance as affiliates of CNL Group. Mr. Bourne also serves as a director of CNLBank, a Florida state-chartered community bank. Since joining CNL Group in 1979, Mr. Bourne has been active in the acquisition, development and management of real estate projects throughout the United States. Mr. Bourne formerly was a Certified Public Accountant with Coopers &Lybrand.

Name and Age	Background

Kevin B. Habicht, 45	Mr. Habicht has served as a director of the Company from June 2000 to the present, as Executive Vice President and Chief Financial Officer of the Company since December 1993 and as Treasurer of the Company since January 1998. Mr. Habicht served as Secretary of the Company from January 1998 to May 2003. Since May 1999, Mr. Habicht has served as Executive Vice President and director of Services. Mr. Habicht previously served as Assistant Secretary of the Company from December 1993 through December 1997, as Vice President of the Company from July 1992 through December 1993, as Assistant Secretary of the Advisor from December 1993 through December 1997, and as Vice President of the Advisor from its inception in 1991 through December 1993. Since 2000, Mr. Habicht has been a director of CNL Commercial Finance, Inc. (“Finance”), a commercial real estate lending company. From 1983 to 1997, Mr. Habicht served as a senior officer of various affiliates of CNL Financial Group, Inc. Prior to 1983, Mr. Habicht, a Certified Public Accountant and a Chartered Financial Analyst, was employed by Coopers & Lybrand, Certified Public Accountants. Mr. Habicht is the brother-in-law of James M. Seneff, Jr., a director and Chairman of the Board of the Company.

Clifford R. Hinkle, 55	Mr. Hinkle has served as a director of the Company since 1993. Since 1991, Mr. Hinkle has been a founder, director and executive officer of the Flagler companies and related companies, including Flagler Capital Corporation (1991-1998), and Flagler Holdings, Inc., a merchant banking company, of which Mr. Hinkle has been the Chairman and Chief Executive Officer since 1996. He was a director of Century Capital Markets, LLC, a private financial consulting company, from 1999 to 2002. Since 2000, Mr. Hinkle has been a Vice President and Director of Murphy Investment Management Company, a registered investment advisor. From 1996 to 2000, Mr. Hinkle was a director of Integrated Orthopaedics, Inc., an American Stock Exchange company, which owned orthopaedic physician practices and related facilities and was a director of Prime Succession, Inc., a private funeral services company. Additionally, Mr. Hinkle has served in the capacity as a director and Chief Executive Officer of MHI Group, Inc., a New York Stock Exchange company, until its acquisition by a subsidiary of The Loewen Group, and further as Executive Director and Chief Investment Officer of the State Board of Administration of Florida and managed over $40 billion in various trust funds.

Richard B. Jennings, 60	Mr. Jennings has served as a director of the Company since 2000. Mr. Jennings currently serves as President of Realty Capital International Inc., a real estate investment banking firm, which he founded in 1991, as President of Jennings Securities LLC, a National Association of Securities Dealers, Inc. (“NASD”) member securities firm, which he founded in 1995, and as President of Realty Capital International LLC, a real estate investment banking firm, since 1999. From 1990 to 1991, Mr. Jennings served as Senior Vice President of Landauer Real Estate Counselors, and from 1986 to 1989, Mr. Jennings served as Managing Director - Real Estate Finance at Drexel Burnham Lambert Incorporated. From 1969 to 1986, Mr. Jennings oversaw the REIT investment banking business at Goldman, Sachs &Co. During his tenure at Goldman, Sachs &Co., Mr. Jennings founded and managed the Mortgage Finance Group from 1979 to 1986. Mr. Jennings also serves as an outside director of Alexandria Real Estate Equities, Inc. and as managing trustee of MBOP Liquidating Trust. He is a licensed NASD Principal and a New York Real Estate Broker.

Name and Age	Background

Ted B. Lanier, 69	Mr. Lanier has served as a director of the Company since 1988. Mr. Lanier was the Chief Executive Officer of the Triangle Bank and Trust Company, Raleigh, North Carolina (“Triangle”), from January 1988 until March 1991. Mr. Lanier also was the Chairman of Triangle from January 1989 until March 1991 and its President from January 1988 until January 1989. Since his retirement in 1991 as Chairman and Chief Executive Officer of Triangle, Mr. Lanier has managed his personal investments and managed investment accounts for various individuals and trusts.

Robert C. Legler, 60	Mr. Legler has served as a director of the Company since 2002. Mr. Legler has served as a director of Ligonier Ministries of Lake Mary, Florida for more than 20 years. From October 1999 through October 2001, he served as director of the Indian River Hospital Foundation of Vero Beach, Florida. From 1973 until 1990, Mr. Legler was the founder and chairman of privately-held First Marketing Corporation, America's largest publisher of newsletters serving nearly 500 clients in the commercial banking, brokerage, health care, cable television, travel and retail industries. Upon the sale of the company to Reed (now Reed Elsiever) in 1990, Mr. Legler served as non-executive Chairman of the Board of First Marketing until his retirement in September 2000.

Robert Martinez, 69	Mr. Martinez has served as a director of the Company since 2002. From 1987 until 1991, Mr. Martinez served as the fortieth governor of the state of Florida and, from 1991 to 1993, served as the Director of the Office of National Drug Control reporting to the President of the United States. From 1979 until 1986, Mr. Martinez served as the mayor of Tampa, Florida. From 1993 to 1999, he served as principal of Bob Martinez &Co., a Tampa, Florida based government consulting firm. Since 1999, he has served as managing director for Carlton Fields Government Consulting, providing state and local executive branch and legislative branch government lobbying services throughout the state of Florida. From 2001 to 2003, Mr. Martinez also served on the Management Advisory Committee of Koning Restaurants International, an operator of Pizza Hut restaurants. From 1997 to 2001, Mr. Martinez served as a director of PRIMEX Technologies, Inc., a manufacturer of ordinances and aerospace products for the United States Department of Defense and commercial enterprises. From 1996 through 1999, he was a co-founder, president, and director of Pro-Tech Monitoring, Inc., producer of a global positioning technology system for criminal justice agencies. In addition, Mr. Martinez served as a director of Circle K, a national convenience store chain, from 1995 to 1996.

Name and Age	Background

Gary M. Ralston, 53	Mr. Ralston has served as President and Chief Operating Officer of the Company since February 1996. Since May 1999, Mr. Ralston has served as a director of Services and, since 2000, has been a director of Finance. From February 1996 until December 1997 he served as President of the Advisor. From December 1993 until February 1996 he served as Executive Vice President and Chief Operating Officer of the Company. Mr. Ralston previously served as Vice President of the Company from July 1992 through December 1993 and as Vice President of the Advisor from its inception in 1991 through December 1993. From 1988 to 1992, he also served as a Senior Vice President of CNL Properties, Inc., a real estate investment and asset/property management company affiliated with CNL Group, Inc. From 1983 until 1988, Mr. Ralston was Vice President of ENCO, a real estate investment and asset/property management firm located in Lakeland, Florida. Mr. Ralston holds the Certified Commercial Investment Member, Society of Industrial and Office Realtors, Specialist in Real Estate Securities, Certified Property Manager and Counselor of Real Estate designations and is also a Florida licensed Real Estate Broker, Mortgage Broker and Certified Building Contractor. Mr. Ralston is a member of the International Council of Shopping Centers, a full member of the Urban Land Institute, a former member of the Board of Governors of the National Association of Real Estate Investment Trusts, a member of the Governing Council of the CCIM Institute and a member of the Steering Committee of the Capital Consortium.

James M. Seneff, Jr., 57	Mr. Seneff has been Chairman of the Board of the Company since June 1992 and served as Chief Executive Officer of the Company from July 1992 until February 2004. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., since its formation in 1973. From 1991 to December 1997, Mr. Seneff served as Chief Executive Officer and Chairman of the Board of the Advisor. Mr. Seneff serves as Chairman of the Board since 1997 and Chief Executive Officer from 1997 to 2003, and from 2003 to present as Co-Chief Executive Officer of CNL Hospitality Corp., the Advisor to CNL Hospitality Properties, Inc. He serves as the Chairman of the Board since 1997 and served as Chief Executive Officer from 1997 to 2003 of CNL Retirement Corp., the Advisor to CNL Retirement Properties. Mr. Seneff has been a director of CNL Commercial Finance, Inc. since 2000. He has served as a director of CNL Restaurant Properties, Inc., formerly CNL American Properties Fund, Inc. since its inception in 1994, as its Chairman of the Board from 1994 to 2000, as its Chief Executive Officer from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 to September 2003. Mr. Seneff has been Chairman of the Board of Directors of CNL Securities Corp. since its formation in 1979, and served as President from 1997 to 1992 and as Chief Executive Officer since 1992. Mr. Seneff has also held the position of Chief Executive Officer and Chairman of the Board of CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. He serves as Chairman of the Board of CNLBank and previously served as a member of the board of directors of First Union National Bank of Florida and as a member of the Orlando Advisory Board of First Union. From 1986 to 1994, Mr. Seneff served on the Florida Investment Advisory Council (the “Council”), which oversees the $40 billion Florida state retirement plan, and was Chairman of the Council from 1991 to 1992. Mr. Seneff is currently a Resident Member of the Florida Council of 100 and also serves on the board of directors of Atlantic Blue Trust, Inc. Since 1971, Mr. Seneff has been active in acquisition, development, and management of real estate projects throughout the United States. He is the brother-in-law of Kevin B. Habicht, a director, Executive Vice President, Assistant Secretary, Treasurer and Chief Financial Officer of the Company.

Executive Officers

The executive officers of the Company are listed below. Messrs. Cobb and Tracy are executive officers of Commercial Net Lease Realty Services, Inc., which we refer to as Services. Services is a 98.7% owned, non-controlled taxable subsidiary of the Company that provides development and leasing services to the Company and third parties.

Name	Position
James M. Seneff, Jr.	Chief Executive Officer (through February 16, 2004) and Chairman of the Board
Craig Macnab	Chief Executive Officer (as of February 16, 2004)
Gary M. Ralston	President and Chief Operating Officer
Kevin B. Habicht	Executive Vice President, Chief Financial Officer, Assistant Secretary and Treasurer
Julian E. Whitehurst	Executive Vice President, General Counsel and Secretary
David W. Cobb	Executive Vice President and Chief Investment Officer of Services
Dennis E. Tracy	Executive Vice President and Chief Development Officer of Services

The background of Messrs. Seneff, Ralston and Habicht are described at “Directors.”

Craig Macnab, age 48 has served as Chief Executive Officer of the Company since February 16, 2004. Prior to joining the Company, Mr. Macnab was the Chief Executive Officer of JDN Realty Corporation (“JDN”), a publicly traded real estate investment trust, from April 2000 through March 2003, and was the President of JDN from September 2000 until March 2003. Mr. Macnab also served as a director of JDN from December 1993 until March 2003. Mr. Macnab served as the President of Tandem Capital, a structured finance company, from 1997 through 1999. Mr. Macnab is currently a director of Developers Diversified Realty Corp. and Per Se Technologies Inc.

Julian E. Whitehurst, age 46, has served as Executive Vice President and General Counsel of the Company since February 1, 2003. He has also served as Secretary of the Company since May 30, 2003. Prior to February 2003, Mr. Whitehurst was on retainer to the Company as its General Counsel from the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in which he had been a shareholder since 1987. Mr. Whitehurst has served on the board of directors of Services since 2001. Mr. Whitehurst is a graduate of The Ohio University (B.A., summa cum laude, 1979, Phi Beta Kappa) and Duke University School of Law (J.D., 1982). Mr. Whitehurst is av-rated by Martindale-Hubbell and is Board Certified as a Specialist in Real Estate Law by The Florida Bar. He is a member of the International Council of Shopping Centers and the National Association of Real Estate Investment Trusts and the Association of Corporate Counsel.

David W. Cobb, age 56, has served as Executive Vice President and Chief Investment Officer of Services since April 29, 2002. Prior to joining Services, Mr. Cobb was Chairman and CEO at Realty Logix, Inc., a commercial real estate risk management software company, from 2000 to 2002. Previously Mr. Cobb was Chairman and CEO of National Capital Holdings, Inc., a mortgage origination and securitization company, from 1996 to 2000. Prior to that he served as Senior Managing Director of Furman Selz LLC, an investment banking company (1995-1996), Senior Vice President with Raymond James & Associates, an investment firm (1993-1996), Senior Vice President for Donaldson, Lufkin & Jenrette, an investment banking company (1990-1993) and Regional Manager for Drexel Burnham Lambert, an investment banking company (1983 to 1990). Mr. Cobb graduated from Armstrong State College with a BBA degree in accounting and completed the Graduate School of Banking at Indiana University. Mr. Cobb currently is a member of the Association for Financial Professionals, the International Council of Shopping Centers and CoreNet Global.

Dennis E. Tracy, age 54, has served as Executive Vice President and Chief Development Officer of Services since January 2002 and has served as a director of Services since 1999. From August 2000 to December 2001, he served as Senior Vice President and Chief Development Officer of Services, and from May 1999 to July 2000 as Senior Vice President of Development for Services. He served in that same capacity for the Company from January 1998 to April 1999 and for the Advisor from January 1996 to December 1997. From January 1994 to December 1995, Mr. Tracy served as Vice President of Development for the Advisor and from June 1992 to December 1993, Project Manager for the Advisor. From November 1990 to June 1992, he served as Project Manager for CNL Group. Prior to joining CNL Group, Mr. Tracy founded Tracy Homes, Inc., a luxury custom home building company and served as its president and owner. Mr. Tracy holds the Certified Commercial Investment Member professional designation and is a past member of the Advisory Board of the Retail Contractors Association. Mr. Tracy received his MBA at Gonzaga University in Spokane, Washington.

Other Officers

The Company also employs certain other officers listed below:

Christopher F. Barry, 37, has served as Vice President of Corporate Communications of the Company since February 2003. From January 1998 through February 2003, Mr. Barry served as Corporate Communications Manager of the Company. From May 1996 through January 1998, Mr. Barry was Corporate Communications Manager of the Advisor. From 1994 through May 1996, Mr. Barry was Account Supervisor for Carlman Booker Reis Public Relations. From 1990 through 1994, Mr. Barry was Account Supervisor with G.S. Schwartz & Co., a New York City-based public relations agency, and from 1988 through 1990 he was an associate with Howard J. Rubenstein and Associates, Inc. He earned a Bachelor of Arts degree in Communication Arts from Marist College. Mr. Barry is a member of the National Association of Real Estate Editors, the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

Paul Bayer, age 42, has served as Vice President of Leasing of the Company since June 2002. From September 1999 until June 2002, Mr. Bayer served as Director of Leasing. From 1996 to September 1999, Mr. Bayer was a leasing agent for J. Donegan Company, a retail leasing and development company, and from 1993 to 1996 he was a leasing agent for Combined Properties, Incorporated, owner of 31 shopping centers in the Washington, D.C. metropolitan area. Mr. Bayer is a graduate of Dartmouth College (B.A. 1984). Mr. Bayer was awarded a leadership fellowship by Rutgers University Graduate School of Management, which he attended in 1987. He is a member of the International Council of Shopping Centers and has earned the designation of Certified Leasing Specialist from the ICSC.

Robert L. Bryan, age 52, has served as Senior Vice President of Asset Management of the Company since October 2003. From 1996 to 2003, Mr. Bryan served as Florida Regional Manager and Senior Vice President of Jones Lang LaSalle Americas, Inc., a real estate services company. From 1994 to 1996, Mr. Bryan served as President of the Galbreath Company, Florida, which merged with LaSalle Partners in 1996. From 1973 to 1994, Mr. Bryan was President and owner of Grover Bryan, Inc., an Orlando-based commercial real estate brokerage and management firm. Mr. Bryan is a graduate of the University of Florida (B.S.B.A., summa cum laude, 1973, Beta Gamma Sigma), and earned an MBA degree from Rollins College (1983). He attended the United States Air Force Academy from 1969-1971. Mr. Bryan holds the professional designations of CCIM (Certified Commercial Investment Member), CPM (Certified Property Manager), CRB (Certified Real Estate Brokerage Manager) and GRI (Graduate REALTORS Institute). Mr. Bryan is licensed by the State of Florida as a Real Estate Broker and as a Certified Building Contractor.

David M. Lachicotte, age 37, has served as Vice President — Information Technology of the Company since 2000. Mr. Lachicotte served as Manager of Information Systems from June 1999 until 2000. From 1992 to 1999, Mr. Lachicotte was employed by Eckerd Corporation (a subsidiary of the JC Penney Corporation) where he last held the position of Directing Manager of Financial Planning, Analysis, and Information Systems. Mr. Lachicotte earned a Bachelor of Arts degree in Accountancy from the University of South Florida.

Philip C. Melaugh, age 55, has served as Senior Vice President of Underwriting and Research since December 2003. From January 2003 through November 2003, Mr. Melaugh served as Vice President of Underwriting and Due Diligence. From March 1999 to December 2002, Mr. Melaugh was employed by Allied Capital Corporation, a finance company, as a consultant to their CMBS B-piece acquisitions group. From 1997 to 1999 he served as Vice President and Supervising Underwriter for J.P. Morgan, an investment bank, in their CMBS group, and also acted as unit head of the Credit Tenant Lending team. In addition, Mr. Melaugh spent several years working as Director of National Account Workouts for The Travelers Insurance Company, and he has had experience working as a licensed commercial real estate appraiser. Mr. Melaugh received a B.A. in Economics and a Masters in Business Administration with a concentration in Information Systems and Finance from the University of Colorado.

Michelle Miller, age 35, has served as Vice President of Financial and Information Planning of the Company since 2003 and served as Director of Accounting and Lease Administration of the Company from 2001 to 2003. From 1999 to 2001, Ms. Miller served as Director of Accounting for CNL American Properties Fund, Inc. From 1991 to 1999, Ms. Miller was employed by KPMG LLP as a Certified Public Accountant (CPA). Ms. Miller attended Florida State University and earned a Bachelor of Science degree in Accounting and Finance. She is a member of the American Institute of Certified Public Accountants.

Suzanne Miller, age 51, has served as Vice President of Asset Management of the Company since July 2002. From 1998 to 2002, Ms. Miller was Vice President and Director of Property Management for Prime West Real Estate Service, a privately held real estate company, where she was in charge of more than 3 million square feet of office, retail and industrial properties. From 1997 to 1998, she was Property and Leasing Manager for Stapleton Development Corporation. From 1994 to 1997, Ms. Miller served as Real Estate Portfolio Manager for Pacifica Holding Company, and from 1991 to 1994, Ms. Miller served as Oversight Manager for the Resolution Trust Corporation, and from 1986 to 1991, Ms. Miller was Real Estate Portfolio Manager and Leasing for CB Commercial Real Estate, now CB Richard Ellis. Ms. Miller has a Masters Degree in Real Estate and Construction Management from the University of Denver. She is a member of the International Council of Shopping Centers, Commercial Investment Real Estate Institute, and earned the Certified Commercial Investment Member professional designation. She is a member of the Institute of Real Estate Management, and has been awarded the Certified Property Manager designation. Ms. Miller is a licensed Real Estate Broker in Colorado and Oregon and was a previous faculty member for CLE International.

Dawn A. Peterson, age 40, has served as Senior Vice President and Controller of the Company since 2003 and Vice President and Controller since 1999. Ms. Peterson served as Director of Accounting and Financial Reporting of the Company from January 1, 1998 until December 1999 and of the Advisor from July 1994 until December 1997. From 1991 to 1994, Ms. Peterson was employed by Coopers & Lybrand as a Certified Public Accountant (CPA). Ms. Peterson earned a Bachelor of Science degree in Business Administration and a Master of Science Degree in Accountancy from the University of Central Florida. She is a member of the American Institute of Certified Public Accountants.

In addition to Messrs. Cobb and Tracy described above, Services employs the following officers:

James W. (Jay) Bastian, age 53, has served as Senior Vice President of Acquisitions of Services since May 1, 1999 and previously held the same position at the Company, serving with the Company and its affiliate CNL Investment Company from 1989 to 1992. Prior to 1989, he was Director of Real Estate for a number of firms, including Rite Aid, Quaker State Minit Lube, Wendy’s International, and a Holiday Inn franchisee for a total corporate real estate career of 26 years. He is a member of the National Association of Corporate Executives, the International Council of Shopping Centers and the Turnaround Management Association.

Mez R. Birdie, age 54, has served as Senior Vice President of Acquisitions of Services since April 2003. From January 1998 to April 2003, Mr. Birdie served as Senior Vice President of Asset Management for Services. From December 1993 to December 1997, Mr. Birdie served as Vice President of Asset Management of the Advisor. From June 1992 to November 1993, Mr. Birdie served as Director of Retail Management of the Advisor and from 1987 to 1992, Mr. Birdie served as Director of Property Management for Charles Wayne Properties, Inc., a real estate development company. Mr. Birdie has been awarded the Certified Commercial Investment Member (CCIM), Certified Property Manager (CPM) and Senior Certified Shopping Center Manager (SCSM) professional designations, and has a total of 24 years of experience in the field of commercial brokerage and asset management. Mr. Birdie is a member of the faculty and has served on the Executive Committee of the Institute of Real Estate Management (IREM). He is also on the Board of Governors for National Retail Tenants Association (NRTA).

David Carter, age 44, has served as Vice President of Acquisitions of Services since August 2002. Mr. Carter has over 18 years of commercial real estate experience involving a variety of assignments with properties exceeding $4 billion in value and totaling more than 100 million square feet. Prior to joining Services, Mr. Carter served as Vice President of GE Capital, a real estate finance company, from 2000 until 2002 and as an associate of CB Richard Ellis, a real estate company, where he specialized in single tenant assets from 1999 until 2000. From 1996 to 1999, Mr. Carter served as Vice President for the Weitzman Group, a retail brokerage company, and from 1994 to 1996, he was President of Carter Realty Capital, Inc., a consulting company. From August 1984 to March 1994, Mr. Carter was employed by LR. Denton & Company, a regional appraisal and consulting firm, where he completed all aspects of appraisal, due diligence and consulting assignments involving all types of commercial property, including office, industrial, retail and special use properties. Mr. Carter earned a Bachelor of Business Administration from Stephen F. Austin State University. Mr. Carter holds the MAI (Member, Appraisal Institute) designation retired status. He is a member of the International Council of Shopping Centers, CoreNet Global and a licensed Texas Real Estate Broker.

Peter M. Goffstein, age 32, has served as Vice President of Services since October, 2002. He joined Services in May 2001, as Director of Business Development. From 2000 to 2001, Mr. Goffstein was Vice President of Acquisitions with Equity Investment Group, a private retail REIT, and Vice President of Development for BVT Development Partners in Atlanta from 1997 to 2000. Prior to that, he was a Broker Associate with Equis Corporation, a national office tenant services firm. Mr. Goffstein received a B.A. from Vanderbilt University in Nashville, Tennessee. He is a member of the International Council of Shopping Centers, the Urban Land Institute and holds a Georgia Real Estate Broker’s license.

William E. Haberman, age 38, has served as Vice President of Acquisitions for Services since October 2002. Prior to joining Services, Mr. Haberman was responsible for the origination and structuring of debt and equity secured by commercial real estate at a number of finance companies, acting as a director of JP Morgan Mortgage Capital from March 2002 until October 2002, a director at Johnson Capital Group from 2000 until 2002, a Vice President at FINOVA Realty Capital from 1997 until 2000, and an analyst at MassMutual from 1989 until 1991. From 1994 to 1997, he practiced law with Shumaker Loop & Kendrick specializing in commercial real estate transactions and was a member of the Ohio Bar. In various positions, he has been involved in the origination, underwriting and/or closing of more than $900 million in aggregate commercial real estate transactions. Mr. Haberman earned a Bachelor of Arts in Economics from Albion College, a Master of Business Administration from the University of Michigan and a Juris Doctorate from the University of Michigan.

Fred J. Hohnadel, Jr., age 61, has served as Senior Vice President of Real Estate of Services since June 2001. Prior to joining Services, Mr. Hohnadel served from 1990 to 2000 as a consultant and exclusive broker in representing Wal-Mart Stores, Inc. in the northeast United States. From 1974 to 1990, Mr. Hohnadel was the Owner and Chief Executive Officer of Community Shopping Centers. Mr. Hohnadel has been a member of the International Council of Shopping Centers since 1974 and is a licensed Florida Real Estate Broker.

Edwin B. Hopkins, age 63, has served as Regional Vice President of Real Estate of Services since May, 1999, and held the same position at the Company from May 1997 until May 1999. In January 2004, Mr. Hopkins was promoted to Senior Vice President of Services. Prior to joining Services Mr. Hopkins was a managing agent for the FDIC/RTC from 1990 to 1995. Prior to that, he served as president and CEO of Southern Federal Saving and Loan Association from 1983 until 1990 and as group vice president and manager of the commercial real estate development division of Hunt Properties, Inc., from 1975 until 1983. He is a past Board member of the North Texas Commercial Association of Realtors, a Certified Commercial Investment Member, a member of International Council of Shopping Center and holds a Texas Real Estate Broker’s license.

Jeffrey P. Jennings, age 44, has served as Vice President of Acquisitions of Services since October 2002. From 1999 to 2002, Mr. Jennings was Vice President of Real Estate Services & Development for CNL Franchise Network, LLC, a subsidiary of CNL American Properties Fund, Inc. From 1996 to 1999, he was Vice President of Acquisitions for CNL American Properties Fund, Inc. and, from 1994 to 1996, he served as Director of Real Estate for CNL Institutional Advisors, Inc. Mr. Jennings has over 17 years experience in commercial real estate acquisition, development and financing activities. Mr. Jennings earned a Bachelor of Science in Business Administration from the University of Denver and a Master of Business Administration from the University of Texas.

Diane L. McCarey, age 49, has served as Vice President of Build to Suit since 1999. She joined Services in May 1999, as Director of Build-to-Suit, and held the same position at the Company from March 1995 until that time. Prior to joining the Company, Ms. McCarey was co-owner of McCarey Builders, a custom home building company from 1987 to 1995 and senior associate for Matonis, MacDermott & Company, an appraisal company, specializing in commercial property and eminent domain appraisals from 1985 to 1991. She has 25 years of real estate experience encompassing a broad range of development, construction and consulting disciplines. Ms. McCarey graduated from the University of Florida with a Bachelor of Science degree in Real Estate. She is a licensed real estate salesman, holds the Certified Commercial Investment Member professional designation, is a member of the International Council of Shopping Centers and CRFW serves on the board of directors for CCIM Central District and is on the ICSC Alliance Program Committee for Central Florida.

Paul R. Montgomery, age 47, has served as Regional Vice President since September 2000. From December 1998 to August 2000, he served as Director of Build to Suit and from January 1998 to December 1998, he served as Manager of Build to Suit. During November 1997 and December 1997, Mr. Montgomery served in that same capacity for the Advisor. Mr. Montgomery was a Senior Director of Commercial Development for Michael Swerdlow Companies. Prior to that, he served as Senior Construction Manger for General Growth Properties, Homart Development Co. and the Edward J. DeBartolo Corporation. Mr. Montgomery is a graduate of the University of Florida. He holds the Certified Commercial Investment Member (CCIM) professional designation and is a member of the International Council of Shopping Centers.

Lane Ramsfield, age 45, Regional Vice President, joined the company in December 1997. He is responsible for the development, management and client services of various projects in the build-to-suit program in the Southeastern United States region. Prior to joining the company, Mr. Ramsfield functioned as Director and Sr. Project Manager for large commercial development projects with a combined value of approximately $700,000,000 and totaling over 8,000,000 square feet of building space. Mr. Ramsfield’s background includes the Orange County Courthouse Complex, a major metropolitan airport, high-rise office towers, a convention center, and hotels. He has more than 21 years of real estate development experience. Lane is a candidate for Certified Commercial Investment Manager and a member of the International Council of Shopping Centers.

Cynthia C. Shelton, age 50, has served as Vice President of Acquisitions of Services since January 1998. From May 1996 to December 1997, Ms. Shelton served as Director of Acquisitions of the Advisor. Ms. Shelton served from 1995 to 1996 as Vice President/Owner of the Ross Realty Group, a real estate brokerage and property management company that specializes in retail properties, and from 1985 to 1995 as the Real Estate Manager for KinderCare Learning Centers, Inc., the largest child care company in the United States. Ms. Shelton has 28 years of experience in commercial brokerage and site selection and she holds the Certified Commercial Investment Member designation and is a Florida licensed Real Estate Broker. Ms. Shelton was the 2002 President of The CCIM Institute and serves on the board of directors for the Florida Association of Realtors and the National Association of Realtors.

Thomas Sowa, age 53, joined the company as Regional Vice President of the South Texas Region in January of 2004. Prior to joining the Company, Mr. Sowa was the Southwest Regional Vice President for Cedarwood Development Companies responsible for the expansion of the CVS Pharmacy real estate acquisition program in South Texas. Prior to that, he served as Vice President of Real Estate for ShopKo Stores, Inc., responsible for increasing ShopKo’s store base by almost 90 “big boxes” during his 8 years there. From 1985 until 1992, Mr. Sowa was Director of Real Estate for the Southwest Region of Northern Automotive delivering 20-30 stores per year during his 7 year tenure. Mr. Sowa is a member of International Council of Shopping Centers (ICSC), a licensed real estate agent in Texas and hold’s Brokers Real Estate licenses in Wisconsin and Arizona.

Mary E. Wilkes, age 48, has served as Vice President/In-House Counsel for Services since December 2002 and In-House Counsel for Services since May 1999 and held the same position at the Company from November 1997 until that time. From 1994 to November 1997, Ms. Wilkes was an attorney with James A. Hartman, P.A., a law firm that represented the Company in its build-to-suit development program. Prior to 1994 she was an associate with the Winderweedle, Haines, Ward & Woodman, P.A. Law Firm in Winter Park, Florida for six years specializing in commercial real estate transactions and a claims attorney for Commonwealth Land Title Insurance Company for two years. Ms. Wilkes received a Bachelor of Science in Finance, a Masters in Business Administration, and a Juris Doctorate in Law from the University of Florida and is a member of the Florida Bar.

Thomas L. Yeager, age 62, has served as Vice President of BTS Program Business of Services since May 1999 and held the same position at the Company from May 1998 until May 1999. In January 2004, Mr. Yeager was promoted to Senior Vice President of Services, Mr. Yeager is responsible for managing BTS program business in the Midwest region. Prior to joining the Company in 1998, he served as real estate director of Extended Stay of America Inc., a hotel development company, from 1996 until 1997, as a divisional real estate manager with Long John Silver’s Inc., from 1980 until 1996, as a real estate manager at Tenneco Automotive, a retail auto parts company, from 1979 until 1980, as a real estate development manager with Dunkin’ Donuts of America, Inc. from 1973 until 1979, and as a real estate representative of Shell Oil Corporation from 1967 until 1972. He is currently a member of the International Council of Shopping Centers.

Audit Committee

General.     The Board of Directors has established an Audit Committee, which is governed by a written charter, a copy of which is available on our website at http://www.nnnreit.com. Among the duties, powers and responsibilities of the Audit Committee as provided in its charter, the Audit Committee:

•	has sole power and authority concerning the engagement and fees of independent public accountants;

•	reviews with the independent accountants the plans and results of the audit engagement;

•	pre-approves all audit services and permitted non-audit services provided by the independent public accountants;

•	reviews the independence of the independent public accountants;

•	reviews the adequacy of our internal control over financial reporting; and

•	reviews accounting, auditing and financial reporting matters with our independent accountants and management.

Independence and Composition. The composition of the Audit Committee is subject to the independence and other requirements of the Securities Exchange Act of 1934 and the rules and regulations promulgated by the SEC thereunder, which we refer to as the Exchange Act, and the NYSE listing standards.

The Board of Directors, upon the unanimous recommendation of the Governance and Nominating Committee, has determined that all current members of the Audit Committee meet the audit committee composition requirements of the Exchange Act and the NYSE listing standards and that Mr. Lanier qualifies as an “audit committee financial expert” as that term is defined in the Exchange Act.

Meetings.     The Audit Committee met four times in the fiscal year ended December 31, 2003. In fiscal year 2003, Messrs. Lanier, Hinkle and Martinez were, and currently are, the members of the Audit Committee, with Mr. Lanier serving as Chairman.

Code of Business Conduct

Our directors, as well as our officers and employees, are also governed by our code of business conduct. Our code of business conduct is available on our website at http://www.nnnreit.com. Amendments to, or waivers from, a provision of the code of business conduct that applies to our directors, executive officers or employees will be posted to our website promptly following the date of the amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission and the New York Stock Exchange. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company’s review of the copies of such forms it has received, written representations from certain reporting persons that they were not required to file Forms 5 for the last fiscal year and other information known to the Company, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions filed during fiscal year 2003, except for Dennis E. Tracy, who was late filing one Form 4 resulting in three transactions in which Mr. Tracy disposed of a total of 7,200 shares of common stock not being reported on a timely basis.

Item 11. Executive Compensation

Compensation of Directors

During the year ended December 31, 2003, the Company paid each director who was a director for the entire year $18,000 for serving on the Board of Directors. Each director received $1,000 per Board of Directors meeting attended and $1,000 per committee meeting attended. Additionally, the Company awarded each Independent Director 1,000 shares of restricted stock which vests over two years. Messrs. Habicht, Ralston and Seneff have waived all of their director compensation. The Board of Directors believes this compensation level has been comparable to that provided by many other companies in the real estate investment trust (“REIT”) industry.

Executive Compensation Tables

The following table shows the annual and long-term compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company or Services for services rendered in all capacities during the fiscal years ended December 31, 2003, 2002 and 2001.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards		Stock Option Awards (Shares)	All Other Compensation

James M. Seneff, Jr	2003	$150,000	$123,750	$26,681	$200,000	(2)	0	$0
Chief Executive Officer &	2002	$144,200	$75,705	$22,545	$72,100	(3)	0	$0
Chairman of the Board	2001	$140,000	$0	$0	$534,000	(4)	0	$0

Gary M. Ralston	2003	$318,000	$262,350	$73,516	$0		0	$6,000	(5)
President and Chief	2002	$305,910	$0	$56,363	$313,558	(3)	0	$56,579	(6)
Operating Officer	2001	$297,000	$60,000	$0	$1,335,000	(4)	0	$5,100	(5)

Kevin B. Habicht	2003	$214,000	$176,550	$41,837	$250,000	(2)	0	$6,000	(5)
Executive Vice President,	2002	$206,910	$0	$30,436	$211,150	(3)	0	$75,830	(7)
Chief Financial Officer	2001	$200,000	$40,000	$0	$720,900	(4)	0	$5,100	(5)
Assistant Secretary and Treasurer

Julian E. Whitehurst	2003	$183,175	$165,701	$0	$175,000	(9)	0	$1,436	(5)
Executive Vice President, General Counsel and Secretary

David W. Cobb	2003	$234,000	$157,950	$18,9000	$175,0000	(2)	0	$6,000	(5)
Executive Vice President	2002	$129,808	$25,000	$0	$460,500	(8)	0	$0
and Chief Investment Officer of Services

Summary Compensation Table

		Annual Compensation			Long-Term Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards		Stock Option Awards (Shares)	All Other Compensation

Dennis E. Tracy	2003	$187,500	$147,238	$22,995	$150,000	(2)	0	$6,000	(5)
Executive Vice President	2002	$180,250	$45,453	$22,545	$0		0	$6,000	(5)
and Chief Development Officer of Services	2001	$175,000	$35,000	$0	$534,000	(4)	11,500	$5,100	(5)

_________________

(1)	Represents tax reimbursement payments to the executives for taxes incurred in connection with the vesting of restricted stock awards.

(2)	Messrs. Seneff, Habicht, Cobb, and Tracy were awarded 10,571, 13,214, 9,249, and 7,928 shares, respectively, of restricted common stock in 2004 for services rendered in 2003 which had a value of $188,164, $235,209, $164,632, and $141,118, respectively, based on the closing share price of $17.80 on the New York Stock Exchange on December 31, 2003. The restricted shares awarded are subject to forfeiture. The share awards vest 14.3% annually from 2004 through 2010 and the recipients are eligible to receive dividends paid on unvested shares.

(3)	Messrs. Seneff, Ralston and Habicht were awarded 4,882, 21,229 and 14,296 shares, respectively, of restricted common stock in 2003 for services rendered in 2002 which had a value of $86,899, $377,876 and $254,468, respectively, based on the closing share price of $17.80 on the New York Stock Exchange on December 31, 2003. The restricted shares awarded are subject to forfeiture. The share awards vest 20% immediately, 20% in 2004, 20% in 2005, 20% in 2006 and 20% in 2007 and recipients are eligible to receive dividends paid on unvested shares.

(4)	Messrs. Seneff, Ralston, Habicht and Tracy were awarded 40,000, 100,000, 54,000 and 40,000 shares, respectively, of restricted common stock in 2001 which had a value of $712,000, $1,780,000, $961,200 and $712,000, respectively, based on the closing share price of $17.80 on the New York Stock Exchange on December 31, 2003. The restricted shares awarded began vesting in 2002 and are subject to forfeiture. The share awards vested 15% in 2002, and will vest 15% in 2003, 15% in 2004, 25% in 2005 and 30% in 2006. Recipients are eligible to receive dividends paid on unvested shares.

(5)	Represents Company contributions to the Company’s 401(k) Plan.

(6)	Represents Company contributions to the Company’s 401(k) Plan of $6,000 and previously accrued and unpaid compensation of $50,579.

(7)	Represents Company contributions to the Company’s 401(k) Plan of $6,000 and previously accrued and unpaid compensation of $69,830.

(8)	Mr. Cobb was awarded 30,000 shares of restricted common stock in 2002 which had a value of $534,000, based on the closing share price of $17.80 on the New York Stock Exchange on December 31, 2003. The restricted shares awarded begin vesting in 2003 and are subject to forfeiture. The share award vests 15% in 2003, 15% in 2004, 15% in 2005, 25% in 2006 and 30% in 2007 and the recipient is eligible to receive dividends paid on unvested shares. Mr. Cobb joined Services in 2002.

(9)	Mr. Whitehurst was awarded 30,000 shares of restricted common stock in 2003 which had a value of $534,000 based upon the closing share price of $17.80 on the New York Stock Exchange on December 31, 2003. The restricted shares awarded begin vesting in 2004 and are subject to forfeiture. The share award vests 15% in 2004, 15% in 2005, 15% in 2006, 25% in 2007 and 30% in 2008 and the recipient is eligible to receive dividends paid on unvested shares. Mr. Whitehurst joined the Company in 2003. In addition, Mr. Whitehurst was awarded 9,249 shares of restricted stock in 2004 for services rendered in 2003 which had a value of $164,632 based on the closing share price of $17.80 on the New York Stock Exchange on December 31, 2003. The awards vest 14.3% annually from 2004 through 2010 and the recipient is eligible to receive dividends paid on unvested shares.

Under the 2000 Plan, directors, officers, and other key employees and key persons associated with the Company are eligible to receive options. The Company did not grant any stock options or stock appreciation rights (SARs) to named executive officers for the year ended December 31, 2003.

The following table sets forth certain information with respect to exercised and unexercised stock options held by the named executive officers of the Company at December 31, 2003. The named executive officers exercised the following stock options during the fiscal year ended December 31, 2003.

Option Values At December 31, 2003

Name	Shares/Units Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In- the-Money Options at December 31, 2003(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

James M. Seneff, Jr	19,666	$83,004	263,668	0	$981,318	0
Gary M. Ralston	4,000	$13,160	278,000	0	$1,005,525	0
Kevin B. Habicht	0	0	178,000	0	$681,150	0
David W. Cobb	0	0	0	0	$0	0
Dennis E. Tracy	0	0	45,883	0	$97,727	0

(1) Based on the closing price of $17.80 on the New York Stock Exchange on December 31, 2003.

The Company has adopted a defined contribution savings plan (the “401(k) Plan”) which covers all employees, including executive officers, who have completed 12 months of service. Participants can contribute up to 15% of annual compensation on a pre-tax basis. The Company provides a 50% matching contribution up to 3% of annual compensation, with a maximum of $6,000. All participant contributions are fully vested as soon as they are made. Company contributions are subject to a vesting schedule and are 100% vested after six years of service. The annual benefits payable upon the retirement of the named executive officers will depend on each of the executive’s contributions to the 401(k) Plan.

Employment Agreements

The Company has entered into employment agreements with each of Messrs. Seneff, Ralston, Habicht, and Whitehurst. Services has entered into employment agreements with each of Messrs. Cobb and Tracy. Each agreement will expire on December 31, 2004, and is subject to automatic one-year renewals. Each agreement contains a non-compete provision applicable during the term and provides for a salary and participation in any bonus plans developed by the Company or Services, as applicable. Each agreement also contains severance provisions that call for payment to the executive of twice the executive’s annual salary (or in the event of a change of control of the Company, twice the executive’s annual salary plus average annual bonus for the previous three years) in the event that the executive is terminated without cause or the executive resigns for good reason (including material reduction of responsibilities or reduction in salary, failure of a successor to the Company or Services, as applicable, to assume the agreement or the Company’s or Services’ material and willful breach of the agreement), in addition to the continuation of certain fringe benefits and the immediate vesting of options.

COMPENSATION COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any previous or future filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that the Company incorporated it by specific reference.

The Board of Directors appointed a Compensation Committee comprised of the undersigned, Messrs. Jennings, Legler, and Martinez. Members of the Compensation Committee, all of whom must be independent directors of the Company, are selected each year by the full Board of Directors. The Compensation Committee is responsible for establishing and administering executive compensation programs including administration of the 2000 Commercial Net Lease Realty, Inc. Performance Incentive Plan (the “2000 Plan”) and the 2003 Employee Stock Purchase Plan (the “2003 Plan”), as well as approval of changes in directors’ compensation. The Compensation Committee currently operates under a written charter adopted by the Board of Directors in November 2003, a copy of which is available on the Company’s website at www.nnnreit.com.

The Compensation Committee believes the Company’s degree of success is largely attributable to the talent and dedication of its associates and to the management and leadership efforts of its executive officers. The goal of the Compensation Committee is to establish a compensation program that will attract and retain talented corporate officers, motivate them to perform to their fullest potential, as well as align their long-term interests with the interests of the Company’s stockholders.

Historically, the key elements in the Company’s executive compensation program have consisted of salary, annual bonus (which may be paid in cash and/or restricted stock) and long-term incentive compensation (paid in restricted stock). In making compensation decisions, the Compensation Committee considers the compensation practices and financial performance of other REIT industry participants and from time to time receives assessments and advice regarding compensation practices from independent compensation consultants. In evaluating performance, the Compensation Committee considers quantitative and qualitative improvement in the Company’s Funds From Operations (“FFO”), capital structure, absolute and relative shareholder returns and individual performance and contribution to corporate goals and objectives. Additionally, the Compensation Committee makes a subjective assessment of the general performance of the Company, the officer’s contribution to the Company’s performance, the officer’s anticipated performance and contribution to the Company’s achievement of its long-term goals and the position, level, and scope of the officer’s responsibility.

In keeping with its belief that tying the financial interests of executive officers of the Company to those of the shareholders will result in enhanced alignment of interests and shareholder value, the Committee has evaluated the stock ownership levels of executive management and determined them to be adequate. The Committee also established stock ownership guidelines of $50,000 for directors.

For 2003, Mr. Seneff received total cash payments of $150,000 in salary. The Compensation Committee considered this level of payment appropriate in light of Mr. Seneff’s responsibilities and the Company’s performance. A bonus of $123,750 was paid to Mr. Seneff in 2004 based on FFO per share results, capital structure improvement, and total shareholder return for 2003. Additionally, 10,571 shares of restricted common stock were awarded as long-term incentive compensation as a result of the outperformance of total shareholder returns relative to REIT and general equity market indices for the past three, five and ten year periods. Salary increases in 2003 for Executive Officers were based on FFO per share targets, individual performance, position, tenure, experience, leadership and competitive data in compensation surveys of comparable companies.

In November 2003, the Compensation Committee recommended, and the Board of Directors unanimously approved, director compensation commencing in fiscal year 2004 as follows: (a) annual retainer of $20,000 per year for each director; (b) restricted stock grant of 1,500 shares of common stock per year for each director vesting over a two year period; (c) meeting fees of $1,000 per Board meeting or committee meeting attended; and $500 per telephonic Board meeting or committee meeting attended; (d) chairmanship fees of $12,000 per year for Chairman of the Board of Directors, $10,000 per year for Chairman of Audit Committee, and $6,000 per year for Chairman of the Compensation, Governance and Nominating, and other committees; and (e) new director initial restricted stock grant of 2,500 shares of common stock, vesting over a two year period.

COMPENSATION COMMITTEE Richard B. Jennings, Chairman Robert C. Legler Robert Martinez

PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends (“NNN”), with the National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the five-year period commencing January 1, 1999 and ending December 31, 2003. The graph assumes the investment of $100 on January 1, 1999.

Comparison of Five-Year Cumulative Total Return

240
220
200
180
160
140
120
100
80
60
Index
Jan-99
Jan-00
Jan-01
Jan-02
Jan-03

	Jan-99	Jan-00	Jan-01	Jan-02	Jan-03	Dec-03
S&P 500	100.00	121.04	110.02	96.94	75.52	97.18
NAREIT	100.00	95.38	120.53	137.32	142.57	195.51
NNN	100.00	83.77	96.66	135.72	173.74	217.62

January 1999 = 100

S&P 500 NAREIT NNN

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding equity compensation plans approved by the stockholders and equity compensation plans that were not approved by the stockholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2) (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available fo Future Issuance (Excluding Securities Reflected in Column(a) and Footnote(2) (c)

Equity compensation plans approved by security holders(1)	1,608,144	$ 14.51	1,1561,192

Equity compensation plans not approved by security holders	-	N/A	-

	1,608,144	$ 14.51	1,561,192

(1)	Consists entirely of common shares authorized for issuance under the 2000 Plan and the 2003 Employee Stock Purchase Plan (the “2003 Plan”).

(2)	Excludes 373,457 restricted shares. No exercise price is required to be paid upon the vesting of restricted shares.

No employment or other agreements provide for the issuance of any shares of capital stock. There are no other options, warrants or other rights to purchase securities of the Company, other than options to purchase Common Stock issued under the Company’s 2000 Plan and rights to purchase Common Stock issued under the Company’s 2003 Plan.

SECURITY OWNERSHIP

The following table sets forth, as of March 14, 2004, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than five percent of the Company’s Common Stock, by each director and nominee, by each of the executive officers named in “Executive Compensation,” above, and by all officers and directors as a group, based upon information furnished to the Company by such stockholders, officers and directors. Unless otherwise noted below, the persons named in the table have sole voting and sole investment power with respect to each of the shares beneficially owned by such person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares

Robert A. Bourne(1) 450 South Orange Avenue, Suite 900 Orlando, Florida 32801	583,321(3)	1.2%

David W. Cobb(4) 450 South Orange Avenue, Suite 900 Orlando, Florida 32801	30,000(5)	*(6)

Kevin B. Habicht(7) 111 South Monroe Street, Suite 2000B Orlando, Florida 32801	321,419(8)	*(6)

Clifford R. Hinkle(1) 450 South Orange Avenue, Suite 900 Orlando, Florida 32801	91,825(9)	*(6)

Richard B. Jennings(1) 300 Park Avenue, 17th Floor New York, NY 10022	10,128(10)	*(6)

Ted B. Lanier(1) 1818 Windmill Drive Sanford, NC 27330	48,275(11)	*(6)

Robert C. Legler(1) 251 Silver Moss Drive Vero Beach, FL 32963	5,334(12)	*(6)

Robert Martinez(1) 777 S. Harbor Island Blvd. Tampa, FL 33602	6,459(13)	*(6)

Gary M. Ralston(7) 450 South Orange Avenue, Suite 900 Orlando, FL 32707	793,409(14)	1.6%

James M. Seneff, Jr.(7) 450 South Orange Avenue, Suite 900 Orlando, FL 32707	2,372,342(2)(15)	4.7%

Dennis E. Tracy(4) 450 South Orange Avenue, Suite 900 Orlando, FL 32707	151,905(16)	*(6)

Julian E. Whitehurst(2) 450 South Orange Avenue, Suite 900 Orlando, FL 32707	30,800(17)	*(6)

All directors and executive officers as a group (12 persons)	4,445,217(2)(3)	9.0%
(5)(8)(9)(10)(11)(12)(13)(14)(15)(16)(17)

_________________

(1)	A director of the Company.

(2)	An executive officer of the Company.

(3)	Includes 3,976 shares held by Mr. Bourne as custodian for his minor children, 148,333 shares subject to currently exercisable options and 500 restricted shares for which Mr. Bourne holds sole voting power.

(4)	An executive officer of Services.

(5)	Includes 21,000 restricted shares for which Mr. Cobb holds sole voting power.

(6)	Less than 1 percent.

(7)	An executive officer and director of the Company.

(8)	Includes 178,000 shares subject to currently exercisable options and 38,278 restricted shares for which Mr. Habicht holds sole voting power.

(9)	Includes 25,000 shares subject to currently exercisable options, 3,650 shares held by Mr. Hinkle’s spouse, 50,000 shares held by Flagler Holdings, Inc., in which Mr. Hinkle has a 27 percent interest and holds sole voting and investment power over Company shares, and 500 restricted shares for which Mr. Hinkle holds sole voting power.

(10)	Includes 5,000 shares subject to currently exercisable options and 500 restricted shares for which Mr. Jennings holds sole voting power.

(11)	Includes 10,000 shares held by Mr. Lanier’s spouse, 20,600 shares subject to currently exercisable options, 5,000 shares held in a trust in which Mr. Lanier is the sole Trustee and for which Mr. Lanier disclaims any beneficial ownership and 500 restricted shares for which Mr. Lanier holds shared voting power.

(12)	Includes 834 shares subject to currently exercisable options, 2,500 shares held in trust in which Mr. Legler is the sole Trustee and for which Mr. Legler disclaims any beneficial ownership and 500 restricted shares for which Mr. Legler holds sole voting power.

(13)	Includes 834 shares subject to currently exercisable options, 3,625 shares held in trust in which Mr. Martinez is the sole Trustee and for which Mr. Martinez disclaims any beneficial ownership and 500 restricted shares for which Mr. Martinez holds sole voting power.

(14)	Includes 278,000 shares subject to currently exercisable options and 67,737 restricted shares for which Mr. Ralston holds sole voting power.

(15)	Includes 1,616,600 shares owned by CNL Financial Group, Inc. and CFG Investments, which are wholly-owned subsidiaries of CNL Holdings, Inc., in which Mr. Seneff and his spouse own 100% of the outstanding stock, 263,668 shares subject to currently exercisable options and 24,929 restricted shares for which Mr. Seneff holds sole voting power. In addition, 6,100 of these shares are held by a trust, of which Mr. Seneff serves as trustee and for which Mr. Seneff disclaims beneficial ownership.

(16)	Includes 45,833 shares subject to currently exercisable options and 22,000 restricted shares for which Mr. Tracy holds sole voting power.

(17)	Includes 25,500 restricted shares for which Mr. Whitehurst has sole voting power.

Item 13.    Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS

In May 2002, the Company purchased a combined 25% partnership interest for $750,000 in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”). Affiliates of James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s Board of Directors, own the remaining partnership interests. The Company has severally guaranteed 41.67% of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,300 plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee will continue through the loan maturity in November 2004. For the year ended December 31, 2003, the Company received $372,000 in distributions and recognized a loss of $224,000 from Plaza.

The Company leases its office space from Plaza, an affiliate of Messrs. Seneff and Bourne. The Company’s lease expires in October 2014. During the year ended December 31, 2003, the Company and Services incurred rental expenses in connection with the lease of $1,083,000. The Company subleases a portion of its office space to CCF, CNL APF Partners, LP, CNL Restaurant Capital, LP, entities in which Mr. Seneff is a director, executive officer and minority shareholder. During the year ended December 31, 2003, the Company earned $338,000 in rental income and accrued rental income related to these subleases.

During the year ended December 31, 2003, CNL Shared Services, Inc. and CNL Financial Group, Inc., affiliates of Mr. Seneff, provided certain administrative, tax and technology services to the Company and Services. In connection therewith, the Company and Services paid $1,363,000 in fees relating to these services. Mr. Seneff is the Chairman of the Board, Chief Executive Officer, a director, and principal stockholder of CNL Financial Group, Inc., which wholly owns CNL Shared Services, Inc.

The Company’s existing Amended and Restated Secured Revolving Line of Credit and Security Agreement (the “Security Agreement”) with Services was modified by the Company to decrease the borrowing capacity from $85,000,000 to $35,000,000. The credit facility is secured by a first mortgage on Services’ properties and bears interest at prime rate plus 0.25% per annum. The outstanding principal balance of the mortgage at December 31, 2003 was $12,588,000, and bore interest at a rate of 4.25% per annum. The largest amount of aggregate indebtedness outstanding under the credit facility during 2003 was $23,500,000. Messrs. Seneff, Ralston and Habicht collectively own 100% of the voting common stock of Services, which represents a 1.3% equity interest. In January 2003, the Company terminated an $11,000,000 secured revolving line of credit and security agreement with RE-Stores, Inc.

The Company has three secured revolving lines of credit and security agreements with wholly-owned subsidiaries of Services (the “Subsidiary Agreements”). The Company has a line of credit and security agreement with CNLRS Exchange I, Inc. and CNLRS Funding, Inc. in the amount of $25,000,000 and $45,000,000, respectively. In May 2003, the Company modified an existing secured revolving line of credit and security agreement with CNLRS Equity Ventures, Inc., one of the wholly-owned subsidiaries of Services, to increase the borrowing capacity from $15,000,000 to $45,000,000. The Subsidiary Agreements provide for an aggregate borrowing capacity of $115,000,000 and bear interest at prime rate plus 0.25% per annum. The aggregate outstanding principal balance of the Subsidiary Agreements at December 31, 2003 was $42,646,000, and bore interest at a rate of 4.25% per annum. The largest amount of aggregate indebtedness outstanding under the Subsidiary Agreements during 2003 was $83,900,000. The Security Agreement and the Subsidiary Agreements provide an aggregate borrowing capacity of $150,000,000 to Services and its wholly-owned subsidiaries and each agreement has an expiration date of May 9, 2006.

In connection with the mortgages and other receivables from Services and its wholly-owned subsidiaries, the Company received $2,958,000 in interest and fees during the year ended December 31, 2003. In addition, Services paid the Company $1,583,000 for accounting, executive, technology and office space costs incurred on behalf of the Company during the year ended December 31, 2003.

In September 2000, a wholly-owned subsidiary of Services entered into a $6,000,000 promissory note with an affiliate in which James M. Seneff, Jr., Gary M. Ralston and Kevin B. Habicht, each of which are officers and directors of the Company, own a majority equity interest. The note was secured by the affiliate’s common stock in CNL Commercial Finance, Inc. (“CCF”), a wholly-owned subsidiary of the affiliate. In July 2003, the promissory note was paid in full. In addition, the wholly-owned subsidiary of Services has an option with the affiliate to purchase up to 80 percent of all the common shares of CCF equal to the purchase price paid by the affiliate for such common stock. The option expires on December 31, 2010.

In September 2000, CNLRS Funding, Inc., a wholly-owned subsidiary of Services, entered into a $15,000,000 line of credit agreement with CCF. Interest, which is at a rate of 500 basis points above LIBOR, is payable monthly and the principal balance is due in full upon termination of the line of credit on March 31, 2004. In December 2003, the line of credit was amended to increase the borrowing capacity to $35,000,000. As of December 31, 2003, $16,600,000 was outstanding and $18,400,000 was available for future borrowings on the line of credit. The largest amount of aggregate indebtedness outstanding under the line of credit during 2003 was $29,100,000. The line of credit is collateralized by substantially all of the assets of CCF.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages with an original aggregate principal balance totaling $8,514,000 that are held with Colonial Investors, Ltd., Hillcrest Plaza Investors, Ltd. and Indian Woods Associates, Ltd., entities in which James M. Seneff, Jr., an officer and director of the Company, and Robert A. Bourne, a member of the Company’s Board of Directors, are the general partners and hold 2.5%, 9.0% and 0.5%, respectively, of the outstanding interests. The mortgages bear interest at a weighted average of 8.95%, with interest payable monthly or quarterly. As of December 31, 2003, the aggregate principal balance of the four mortgages was $2,935,000. The largest amount of aggregate indebtedness outstanding under the mortgages during 2003 was $3,358,000. In connection therewith, the Company recorded $281,000 as interest from unconsolidated affiliates and other mortgage receivables during the years ended December 31, 2003.

The Company has entered into five limited liability company (“LLC”) agreements with CCF: CNL Commercial Mortgage Holdings I, LLC (“CCMH I”) in June 2001; CNL Commercial Mortgage Holdings II, LLC (“CCMH II”) in December 2001; CNL Commercial Mortgage Holdings III, LLC (“CCMH III”) in June 2002; CNL Commercial Mortgage Holdings IV, LLC (“CCMH IV”) in December 2002; and CNL Commercial Mortgage Holdings V, LLC (“CCMH V”) in July 2003. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed with no third party debt. The Company holds a non-voting and non-controlling interest in CCMH I, CCMH II, CCMH III, CCMH IV and CCMH V of 42.7, 44.0, 36.7, 38.3, and 38.4 percent, respectively, in these investments and accounts for its interests under the equity method of accounting. During the year ended December 31, 2003, the Company received $4,211,000 in distributions. In 2003, in connection with a loan to CCF from an affiliate of James M. Seneff, Jr., an officer and director of the Company, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

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

Item 14.    Principal Accounting Fees and Services.

Fiscal 2003 and 2002 Audit Firm Summary. During the fiscal years ended December 31, 2003 and 2002, we retained KPMG LLP to provide services in the following categories and amounts:

	Fiscal Year
	2003	2002

Audit Fees (1)	$151,800	$132,200
Audit Related Fees (2)	26,000	0

Audit and Audit Related Fees	177,800	132,200
Tax Fees (3)	92,800	143,949

Total Fees	$270,600	$276,149

_________________

(1)	Audit fees include the audit fee and fees for comfort letters, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Audit related fees consist of fees incurred for consultation concerning financial accounting and reporting standards, performance of agreed-upon procedures, and other audit or attest services not required by statute or regulation.

(3)	Tax fees consist of fees for tax compliance services.

The Audit Committee has determined that the provision of audit related and tax services by KPMG LLP during 2003 is compatible with maintaining KPMG LLP’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit to the Audit Committee for approval an aggregate of services expected to be rendered during that year for each of the three categories of services listed in the table above.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

For the fiscal years ended December 31, 2003 and 2002, the audit committee pre-approved 100% of services described above in the captions Audit Related Fees and Tax Fees. For the fiscal year ended December 31, 2003, no hours expended on KPMG LLP’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of KPMG LLP.

Pursuant to our Audit Committee charter, the Audit Committee may delegate pre-approval authority to the chairman of the Audit Committee, who shall promptly advise the remaining members of the Audit Committee of such approval at the next regularly scheduled meeting.

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

	(3)	Exhibits

		3.	Articles of Incorporation and By-laws

			3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

			3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

			3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

			3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

	4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003,and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

	10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	10.12	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

13.	Annual Report to Shareholders for the year ended December 31, 2003 (filed as Exhibit 13 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

23.	Consent of Independent Accountants dated March 10, 2004 (filed as Exhibit 23 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.	Section 906 Certifications

		32.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

		32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

	1.	November 4, 2003 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) a press release announcing its results of operations and financial condition for the quarter and year ended September 30, 2003.

	2.	November 26, 2003 for the purpose of filing under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) announcing entry into a Limited Partnership Agreement by and between Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company and Northern Trust Company.

	3.	December 3, 2003 for the purpose of filing under Item 5 (Other Events) a press release announcing that the Company agreed to issue and sell in an underwritten public offering approximately 3,000,000 shares of its common stock.

	4.	December 3, 2003 for the purpose of filing under Items 5 (Other Events) and 7 (Financial Statements and Exhibits) with respect to an announcement of the filing of a Prospectus Supplement to the Registration Statement on Form S-3, File No. 333-105635, for the offering by the Registrant of 3,250,000 shares of the Registrant’s Common Stock, par value $0.01.

	5.	December 4, 2003 for the purpose of amending the Form 8-K filed on November 26, 2003 for the purpose of filing under Items 5 (Other Events and Regulation FD Disclosure) and 7 (Financial Statements and Exhibits) announcing entry into a Limited Partnership Agreement by and between Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company and Northern Trust Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April, 2004.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/Craig Macnab Craig Macnab Chief Executive Officer	By:	/s/James M. Seneff, Jr. James M. Seneff, Jr. Chairman of the Board of Directors

EXHIBIT INDEX
Exhibit Number	Exhibit

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

4.	Instruments defining the rights of security holders, including indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002 and incorporated herein by reference).

	4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003,and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

	10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	10.12	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed as Exhibit 12 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

13.	Annual Report to Shareholders for the year ended December 31, 2003 (filed as Exhibit 13 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

23.	Consent of Independent Accountants dated March 10, 2004 (filed as Exhibit 23 to the Registrant’s Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer (Craig Macnab - as of February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Executive Officer (James M. Seneff, Jr. - prior to February 16, 2004) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).