Form 10-Q
period 2004-03-31
COMMERCIAL NET LEASE REALTY INC
filed 2004-05-10
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

51,647,717 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2004.

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

ASSETS	March 31, 2004	December 31, 2003
Real estate, held for investment:
Accounted for using the operating method, net of accumulated
depreciation and amortization of $52,418 and $48,863, respectively	$930,154	$887,124
Accounted for using the direct financing method	106,986	102,970
Real estate, held for sale	50,857	45,822
Investments in and other receivables from unconsolidated affiliates	35,472	39,606
Line of credit, note and accrued interest receivable from related parties	24,248	16,530
Mortgages, notes and accrued interest receivable, net of allowance	66,845	68,423
Cash and cash equivalents	2,613	5,335
Receivables, net of allowance	3,935	4,740
Accrued rental income, net of allowance of $1,416 and $1,320, respectively	28,160	25,322
Debt costs, net of accumulated amortization of $7,147 and $6,714,
respectively	3,613	3,776
Other assets	12,059	11,596
Deferred tax asset	2,088	2,534

Total assets	$1,267,030	$1,213,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Line of credit payable	$43,200	$27,800
Mortgages payable	165,052	149,861
Notes payable, net of unamortized discount of $492 and $530, respectively, and unamortized interest rate hedge gain of $131 and
$288, respectively	289,639	289,758
Accrued interest payable	5,122	3,820
Other liabilities	13,067	11,508

Total liabilities	516,080	482,747

Minority interest	281	277

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A Preferred Stock 1,781,645 shares issued and outstanding, at
March 31, 2004 and December 31, 2003, stated liquidation value of
$25 per share	44,541	44,541
Series B Convertible Preferred Stock, 10,000 shares issued and outstanding, at March 31, 2004 and December 31, 2003; stated
liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 90,000,000 shares; 51,361,613 and 50,001,898 shares issued and outstanding at March 31, 2004 and
December 31, 2003, respectively	513	500
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none
issued or outstanding	-	-
Capital in excess of par value	714,665	691,704
Accumulated dividends in excess of net earnings	(29,295)	(28,167)
Other comprehensive loss	(2,228)	-
Deferred compensation	(2,527)	(2,824)

Total stockholders' equity	750,669	730,754

	$1,267,030	$1,213,778

See accompanying notes to condensed consolidated financial statements. 1

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (dollars in thousands, except per share data
	Quarter Ended March 31,
	2004	2003
Revenues:
Rental income from operating leases	$24,745	$19,685
Earned income from direct financing leases	2,775	2,757
Real estate expense reimbursement from tenants	1,741	680
Contingent rental income	329	302
Gain on disposition of real estate held for sale	3,380	984
Interest and other	2,921	1,044

	35,891	25,452

Expenses:
General and administrative	5,912	4,504
Real estate	3,013	983
Interest	7,731	6,524
Depreciation and amortization	4,264	3,047
Dissenting shareholders' settlement	-	2,413

	20,920	17,471

Earnings from continuing operations before provision for
income taxes, minority interest and equity in earnings
of unconsolidated affiliates	14,971	7,981
Provision for income taxes	(492)	219

Earnings from continuing operations before minority interest and equity and earnings of unconsolidated affiliates	14,479	8,200

Minority interest	50	18

Earnings from continuing operations before equity in earnings of unconsolidated affiliates	14,529	8,218
Equity in earnings of unconsolidated affiliates	1,253	1,020

Earnings from continuing operations	15,782	9,238
Earnings from discontinued operations	486	916

Net earnings	16,268	10,154
Series A Preferred Stock dividends	(1,002)	(1,001)
Series B Preferred Stock dividends	(419)	-

Earnings available to common stockholders -basic and
diluted	$14,847	$9,153

See accompanying notes to condensed consolidated financial statements. 2

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — CONTINUED (dollars in thousands, except per share data)
	Quarter Ended March 31,
	2004	2003
Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.20
Discontinued operations	0.01	0.03

Net earnings	$0.29	$0.23

Diluted:
Continuing operations	$0.28	$0.20
Discontinued operations	0.01	0.03

Net earnings	$0.29	$0.23

Weighted average number of common shares outstanding:
Basic	50,710,904	40,410,574

Diluted	51,051,519	40,571,614

See accompanying notes to condensed consolidated financial statements. 3

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

	Quarter Ended March 31,
	2004	2003

Cash flows from operating activities:
Net earnings	$16,268	$10,154
Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
Stock compensation expense	297	214
Depreciation and amortization	4,265	3,102
Amortization of notes payable discount	38	36
Amortization of deferred interest rate hedge gain	(157)	(146)
Equity in earnings of unconsolidated affiliates, net of deferred
intercompany profits	(1,335)	(1,128)
Minority interest	4	13
Gain on disposition of real estate held for investment	(426)	(69)
Deferred taxes	445	(218)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate held for sale	(13,406)	(7,522)
Proceeds from disposition of real estate held for sale	12,252	6,212
Gain on disposition of real estate held for sale	(3,380)	(984)
Decrease in real estate leased to others using the direct financing
method	649	578
Increase in work in progress	(611)	(90)
Increase in mortgages, notes and accrued interest receivable	(544)	(822)
Increase in receivables	822	1,227
Increase in accrued rental income	(2,125)	(839)
Increase (decrease) in other assets	89	(221)
Increase in accrued interest payable	1,273	830
Decrease in other liabilities	(561)	(14,919)

Net cash provided by (used in) operating activities	13,857	(4,592)

Cash flows from investing activities:
Proceeds from the disposition of real estate held for investment	1,824	12,141
Additions to real estate held for investment accounted for using the
operating method	(15,820)	(9,856)
Distributions received from unconsolidated affiliates	1,120	1,083
Increase in mortgages and notes receivable	(1,767)	-
Mortgage and notes payments received	3,871	1,677
Increase in mortgages and other receivables from unconsolidated affiliates	(32,500)	(14,600)
Payments received on mortgages and other receivables from unconsolidated
affiliates	24,800	16,200
Business combination, net of cash acquired	1,068	-
Payment of lease costs	(1,009)	-
Other	(768)	(366)

Net cash provided by (used in) investing activities	(19,181)	6,279

See accompanying notes to condensed consolidated financial statements. 4

COMMERCIAL NET LEASE REALTY, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW- CONTINUED (dollars in thousands)
	Quarter Ended March 31,
	2004	2003
Cash flows from financing activities:
Proceeds from line of credit payable	51,500	55,300
Repayment of line of credit payable	(36,100)	(36,500)
Repayment of mortgages payable	(873)	(720)
Payment of debt costs	(169)	-
Proceeds from issuance of common stock	5,529	228
Payment of Series A Preferred Stock dividends	(1,002)	(1,001)
Payment of Series B Preferred Stock dividends	(419)	-
Payment of common stock dividends	(16,001)	(12,928)
Stock issuance costs	137	1

Net cash provided by financing activities	2,602	4,380

Net increase (decrease) in cash and cash equivalents	(2,722)	6,067

Cash and cash equivalents at beginning of period	5,335	2,025

Cash and cash equivalents at end of period	$2,613	$8,092

Supplemental disclosure of cash flow information - interest paid, net of amount
capitalized	$6,430	$5,790

Supplemental disclosure of non-cash investing and financing activities:
Issued 70,407 shares of restricted common stock in 2003, in connection with
the Company's 2000 Performance Incentive Plan	$-	$1,040

Common and preferred stock dividends for non-dissenting, unexchanged shares
held by the Company in connection with the merger of Captec	$4	$3

Acquisition of real estate held for investment and assumption of related
mortgage payable	$6,952	$-

Issued 953,551 shares of common stock in 2004 in exchange for a partnership interest (see Note 3)	$17,450	$-

See accompanying notes to condensed consolidated financial statements. 5

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended March 31, 2004 and 2003

1.     Basis of Presentation:

Organization and Nature of Business – Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” includes, unless otherwise noted, Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”), Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”).

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment is operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries (collectively, “NNN”). NNN directly, and indirectly through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail, office and industrial properties that are generally leased to established tenants under long-term commercial net leases. As of March 31, 2004, NNN owned 348 properties, located in 39 states, that are leased to established tenants, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. The real estate held for sale is operated through Services. Services directly and indirectly through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property (“Section 1031”) or to other purchasers with different investment objectives.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date and have been restated to include the consolidated financial information of Services. Services is included in the consolidated financial statements due to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended (see “Principles of Consolidation”).

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2003.

Principles of Consolidation – In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

1.     Basis of Presentation — continued:

created before January 1, 2004, FIN 46R will be applied no later than the end of the first reporting period ending after March 15, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. Certain disclosures are also required by an enterprise that holds significant variable interests in a variable interest entity but is not the primary beneficiary.

Under the guidelines of this interpretation, Services met the criteria of variable interest entity which requires consolidation by NNN. As a result, effective January 1, 2004, NNN consolidated Services. The prior period comparable condensed consolidated financial statements have been restated to include Services as a consolidated subsidiary. The adoption of this interpretation did not have a significant impact on the financial position or results of operations of the Company.

The condensed consolidated financial statements include the accounts of Commercial Net Lease Realty, Inc. and Commercial Net Lease Realty Services, Inc. including each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated. The Company applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by the Company due to the significance of rights held by other parties.

The Company holds a variable interest in, but is not the primary beneficiary of Plaza Ltd. and CNL Commercial Finance, Inc., both of which are variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with Plaza Ltd. and CNL Commercial Finance, Inc. as of the quarter ended March 31, 2004, is $6,502,000 and $59,664,000, respectively.

A wholly-owned subsidiary of Services, CNLRS Equity Ventures, Inc. and its wholly-owned subsidiary (“Equity Ventures”), develops real estate through various joint venture development affiliate agreements. Equity Ventures consolidates the joint venture development entities listed in the table below, eliminating significant intercompany balances and transactions and recording a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of March 31, 2004:

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

1.     Basis of Presentation — continued:

Date of Agreement	Entity Name	Agreement Type	Ventures' Ownership %
November 2002	CNLRS WG Grand Prairie TX, LLC	Limited Liability Company	90%
December 2002	Jackson Property Associates, GP	Partnership	50%
February 2003	KK Seminole FL, LLC	Limited Liability Company	40%
February 2003	Centres Florence, LLC	Limited Liability Company	40%
February 2003	Gator Pearson, LLC	Limited Liability Company	50%
April 2003	MAC Boise ID, LLC	Limited Liability Company	60%
June 2003	WG Grapevine TX, LLC	Limited Liability Company	60%
January 2004	CNLRS WG Crowley TX, LLC	Limited Liability Company	60%
February 2004	CNLRS Yosemite Park Co, LLC	Limited Liability Company	50%

Real Estate Held for Sale – Services acquires, develops, and currently owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent of reselling them at a gain, and properties that have been, or are currently being, constructed by Services. Services records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by Services includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Rental income is recognized without regard to future potential rent increases and the asset is not depreciated. When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in revenues.

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 3). The Company exercises significant influence over these unconsolidated affiliates, but not control.

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its real estate investment trust taxable income, and meets certain other requirements for qualifying as a REIT. Notwithstanding the Company’s qualification for taxation as a real estate investment trust, the Company is subject to certain state taxes on its income and real estate.

Effective January 1, 2001, NNN elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. Certain activities of the Company which occurs within Services that are therefore subject to federal and state income taxes (See “Real Estate Held for Sale”).

Income taxes, primarily arising from Services, are accounted for under the asset and liability method as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

1.     Basis of Presentation — continued:

temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation – The Company has a stock-based employee compensation plan. Prior to 2003, the company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plan vest over periods ranging from two to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2003	2004
Net earnings available to common stockholders - basic and
diluted, as reported:	$14,847	$9,153
Add: Stock-based employee compensation expense included in reported net earnings	5	7
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(17)	(11)

Pro forma net earnings available to common stockholders — basic and diluted	$14,835	$9,149

Earnings available to common stockholders per common share as reported:
Basic:	$0.29	$0.23

Diluted:	$0.29	$0.23

Pro forma earnings available to common stockholders per common share:
Basic:	$0.29	$0.23

Diluted:	$0.29	$0.23

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

1.     Basis of Presentation — continued:

America. Significant estimates include asset reserves, accruals, useful lives of assets, and capitalization of costs. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.     Real Estate Held for Sale:

Real estate held for sale consisted of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Inventory:
Land	$7,571	$13,644
Building	15,172	16,883

	22,743	30,527

Under Construction:
Land	15,434	7,226
Work in process	12,680	8,069

	28,114	15,295

	$50,857	$45,822

During the quarters ended March 31, 2004 and 2003, the Company sold four and two properties, respectively, and recognized gains from real estate held for sale of $3,380,000 and $983,817, respectively.

3.     Investments in Unconsolidated Affiliates:

In September 1997, the Company entered into a partnership agreement, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”). The Partnership owns and leases nine properties to eight tenants under long-term commercial net leases. Net income and losses of the Partnership were allocated to the partners in accordance with their respective percentage interest in the Partnership.

Under the terms of the limited partnership agreement, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right, and based on the terms and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004 in exchange for CTA’s 80 percent limited partnership interest. Effective February 1, 2004, the Company owns 100 percent of the Partnership.

The Company recorded $66,000 in distributions from the Partnership during the quarter ended March 31, 2003. For the quarters ended March 31, 2004 and 2003, the Company recognized earnings of $26,000 and $74,000, respectively, from the Partnership. The Company manages the

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

3.     Investments in Unconsolidated Affiliates — continued:

Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $49,000 in asset management fees during the quarters ended March 31, 2004 and 2003, respectively.

Since June 2001, the Company has entered into five limited liability company (“LLC”) agreements with CNL Commercial Finance, Inc. (“CCF”), a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests using the equity method of accounting. During the quarters ended March 31, 2004 and 2003, the Company received $1,120,000 and $1,017,000, respectively, in distributions. For the quarters ended March 31, 2004 and 2003, the Company recognized $1,291,000 and $1,030,000 of earnings, respectively, from the LLCs. In 2003, in connection with a loan to CCF from an affiliate of James M. Seneff, Jr., a director of the Company, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000, in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”). The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr., and Robert A. Bourne, each a member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,000, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. The fair value of the guarantee is $73,000. During the quarter ended March 31, 2004 and 2003, the Company did not receive distributions from Plaza. For the quarters ended March 31, 2004 and 2003, the Company recognized a loss of $46,000 and income of $13,000, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, other affiliates of James M. Seneff, Jr., a director of the Company, also lease office space from Plaza. The Company and other affiliates lease an aggregate of 64 percent of the 346,000 square foot office building. During the quarters ended March 31, 2004 and 2003, the Company incurred rental expenses in connection with the lease of $254,000, and $251,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the quarters ended March 31, 2004 and 2003, the Company earned $86,000 and $84,000, respectively, in rental and accrued rental income from these affiliates. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

4.    Mortgages Payable:

In October 1997, the Partnership entered into a long-term, fixed rate loan for $12,000,000. The loan bears interest at a rate of 7.37% per annum with monthly principal and interest payments of $103,000 and the principal balance due in September 2007. The loan is secured by a first mortgage lien on certain of the Company’s properties. As of March 31, 2004, the aggregate carrying value of these properties totaled $24,552,000. The outstanding principal balance as of March 31, 2004 was $9,046,000.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

4.     Mortgages Payable — continued:

In July 2002 Services entered into a long-term, fixed rate loan for $2,340,000. The loan bears interest at a rate of 7.42% per annum with monthly principal and interest payments of $18,000 and the principal balance due in July 2012. The loan is secured by a first mortgage lien on certain of the Company’s properties. As of March 31, 2004, the aggregate carrying value of these properties totaled $3,673,000. The outstanding principal balance as of March 31, 2004, was $2,270,000.

In February 2004, the Company acquired a property subject to a mortgage securing loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of March 31, 2004, the aggregate carrying value of the property was $12,627,000. The outstanding principal balance as of March 31, 2004, was $6,924,000.

5.    Income Taxes:

NNN elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally will not be subject to corporate level federal income tax on net income it distributes to its stockholders, except taxes applicable to Services, a TRS as described below.

For income tax purposes, NNN has one TRS, Services, in which certain real estate activities are conducted. Services treats depreciation expense and certain other items differently for tax than for financial reporting purposes. In the aggregate, Services has an excess of available future deductible items over future taxable items and, as such, may benefit from these items when the taxable subsidiary produces a greater level of taxable income.

The principal differences between Services’ effective tax rates for the quarters ended March 31, 2004 and March 31, 2003, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net deferred tax asset consist of the following (dollars in thousands):

	March 31,	December 31,
	2004	2003

Deferred tax asset
Temporary differences:
Depreciation	$(252)	$(249)
Stock based compensation	(65)	13
Other	(113)	(97)
Net operating loss carryforward	2,518	2,867

Net deferred tax asset	$2,088	$2,534

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

5.     Income Taxes — continued:

during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Services has 15 to 17 years, depending on the year the net operating loss was incurred, to use the net operating losses and eliminate the deferred tax asset created since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The income tax (expense) benefit consists of the following components for the quarters ended March 31(dollars in thousands):

	2004	2003

Net earnings (loss) of Services before income taxes	$992	$(576)
Provision for income taxes:
Current:
Federal	-	-
State and local	-	-
Deferred:
Federal	(414)	185
State and local	(78)	34

Services’ net earnings (loss)	$500	$(357)

The income tax (expense) benefit has been allocated to earnings (loss) from continuing operations for the quarters ended March 31, 2004 and 2003.

6.     Earnings from Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN has classified its one property and seven properties sold during the quarter ended March 31, 2004 and 2003, respectively, as discontinued operations. All properties held for investment sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued properties.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

6.     Earnings from Discontinued Operations — continued:

	Quarter Ended March 31,
	2004	2003
Revenues:
Rental income from operating leases	$15	$756
Earned income from direct financing leases	-	72
Real estate expense reimbursement from tenants	-	3
Contingent rental income	-	12
Interest and other	46	76

	61	919

Expenses:
General and administrative	-	5
Real estate	-	12
Depreciation and amortization	1	55

	1	72

Earnings before gain on disposition of real estate	60	847
Gain on disposition of real estate	426	69

Earnings from discontinued operations	$486	$916

7.     Derivatives:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  To date, such derivatives were used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments of a forecasted issuance of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive loss (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

7.     Derivatives — continued:

ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of March 31, 2004, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings or may choose to cash settle the derivative at that time.

During the quarter ended March 31, 2004, the Company entered into forward-starting swaps to mitigate the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of two and a half months.

At March 31, 2004, those derivatives represented a liability with a total fair value of $2,228,000 which was included in other liabilities. No hedge ineffectiveness has been recognized to date on these swaps. Amounts reported in accumulated other comprehensive loss related to these swaps will be reclassified to interest expense as interest payments are made on the Company’s debt. For the 12 month period from April 1, 2004 to March 31, 2005, the Company estimates that an additional $176,000 will be reclassified into earnings.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

8.     Earnings Per Share:

The following represents the calculations of earnings per share and the weighted average number of shares of dilutive potential common stock for (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2004	2003

Earnings from continuing operations	$15,782	$9,238
Series A Preferred Stock dividends	(1,002)	(1,001)
Series B Preferred Stock dividends	(419)	-

Earnings available to common stockholders from continuing
operations - basic and diluted	14,361	8,237

Net earnings available to common stockholders - basic
and diluted	$14,847	$9,153

Basic earnings per share:
Weighted average number of common shares outstanding
used in basic earnings per share	50,710,904	40,410,574

Basic earnings per share available to common stockholders:
Continuing operations	$0.28	$0.20
Discontinued operations	0.01	0.03

Net earnings	$0.29	$0.23

Diluted earnings per share:
Weighted average number of common
shares outstanding	50,710,904	40,410,574
Effect of dilutive securities:
Common stock options and restricted stock	340,615	161,040

Weighted average number of common shares outstanding
used in diluted earnings per share	51,051,519	40,571,614

Diluted earnings per share available to common stockholders:
Continuing operations	$0.28	$0.20
Discontinued operations	0.01	0.03

Net earnings	$0.29	$0.23

All common stock options were included in computing diluted earnings per share for the quarter ended March 31, 2004. For the quarter ended March 31, 2003, options on 744,600 shares of common stock were not included in computing diluted earnings per share because their effect was antidilutive.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

9.     Related Party Transactions:

For additional related party disclosures see Note 3 – Investment in Unconsolidated Affiliates.

As of March 31, 2004, the $35,000,000 line of credit agreement between a subsidiary of the Company and CCF had an outstanding balance of $24,300,000, resulting in $10,700,000 available for future borrowings under the line of credit. During the quarter ended March 31, 2004, the Company recognized $263,000 of interest income in connection with the line of credit.

An affiliate of James M. Seneff, Jr., a director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $304,000 and $359,000 in fees relating to these services during the quarters ended March 31, 2004 and 2003, respectively.

The Company holds four mortgage loans with an original aggregate principal balance totaling $8,514,000 with affiliates of James M. Seneff, Jr., and Robert A. Bourne, each a member of the Company’s board of directors. The mortgage loans bear interest at a weighted average of 8.94%, with interest payable monthly or quarterly. As of March 31, 2004 and December 31, 2003, the aggregate principal balance of the four mortgage loans, included in mortgages, notes and accrued interest on the balance sheet was $2,833,000 and $2,935,000, respectively. In connection therewith, the Company recorded $64,000 and $73,000 of interest that is included within interest and other income during the quarters ended March 31, 2004 and 2003, respectively.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

10.    Segment Information:

The Company has identified two primary financial segments: (i) NNN, which primarily derives earnings from real estate held for investment and (ii) Services, which primarily derives earnings from real estate held for sale. The following tables represent the revenues, expenses and asset allocation for the two segments and the Company’s condensed consolidated totals at March 31, 2004 and 2003, and for the quarters then ended (dollars in thousands):

	NNN	Services	Eliminations (Intercompany)	Condensed Consolidated Totals
2004
Revenues	$32,164	$4,293	$(566)	$35,891
General and administrative expenses	3,118	2,844	(50)	5,912
Real estate expenses	3,014	(1)	-	3,013
Interest expense	7,797	451	(517)	7,731
Depreciation and amortization	4,218	46	-	4,264
Provision for income taxes	-	(492)	-	(492)
Minority interest	-	57	(7)	50
Equity in earnings (loss) of
unconsolidated affiliates	1,765	(18)	(494)	1,253

Earnings from continuing operations	15,782	500	(500)	15,782
Earnings from discontinued
operations	486	-	-	486

Net earnings	$16,268	$500	$(500)	$16,268

Assets	$1,261,399	$89,934	$(84,303)	$1,267,030

Additions to long-lived assets:
Real estate	$15,820	$13,406	$-	$29,226

Other	$36	$11	$-	$47

2003
Revenues	$23,862	$2,169	$(579)	$25,452
General and administrative expenses	2,597	1,987	(80)	4,504
Real estate expenses	972	11	-	983
Interest expense	6,509	533	(518)	6,524
Depreciation and amortization	2,897	150	-	3,047
Dissenting shareholders’ settlement	2,413	-	-	2,413
Provision for income taxes	-	219	-	219
Minority interest	-	13	5	18
Equity in earnings (loss) of
unconsolidated affiliates	764	(77)	333	1,020

Earnings (loss) from continuing
operations	9,238	(357)	357	9,238
Earnings from discontinued
operations	916	-	-	916

Net earnings (loss)	$10,154	$(357)	$357	$10,154

Assets	$1,208,310	$80,945	$(75,477)	$1,213,778

Additions to long-lived assets:
Real estate	$9,856	$7,522	$-	$17,378

Other	$3	$21	$-	$24

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Quarters Ended March 31, 2004 and 2003

11.    Subsequent Event:

Effective May 1, 2004, Gary M. Ralston resigned as President and Chief Operating Officer of the Company and Craig Macnab assumed the title of President. Effective February 16, 2004, the board of directors of the Company approved Mr. Macnab as Chief Executive Officer, succeeding James M. Seneff, Jr. Mr. Seneff remained as Chairman of the Board of Directors. The Company estimates the cost associated with this transition to be approximately $3,230,000 and $792,000 for the years ended December 31, 2004 and 2005, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” The term “Company” includes, unless otherwise noted, Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified real estate investment trust (“REIT”) subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Although the management believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: the ability of the Company to qualify as a real estate investment trust for federal income tax purposes; the ability of tenants to make payments under their respective leases and the ability of the Company to re-lease properties that are currently vacant or that become vacant; the ability of the Company to locate suitable tenants for its properties; changes in real estate market conditions; changes in general economic conditions; the ability of the Company to repay debt financing obligations; the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; ability to sell properties at an attractive return; changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future; the ability of the Company to be in compliance with certain debt covenants; the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments); the ability of the Company to integrate office and industrial properties into existing operations that historically have been primarily focused on retail properties; the loss of any member of the Company’s management team (as of February 2004, James M. Seneff, Jr. no longer serves as chief executive officer of the Company, but continues to serve as chairman of the board of directors); the ability of the Company to successfully implement its selective acquisition strategy or fully realize the anticipated benefits of renovation or development projects; the ability of the Company to integrate acquired properties and operations into existing operations; and recent changes in tax legislation provide favorable treatment for dividends for regular companies, but not generally dividends from real estate investment trusts. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

Overview:

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated REIT formed in 1984. Amounts as of December 31, 2003, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date and have been restated to include the consolidated financial information of Services. Services is included in the consolidated financial statements due to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended.

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment is operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries (collectively, “NNN”). NNN directly, and indirectly through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail, office and industrial properties that are generally leased to established tenants under long-term commercial net leases. As of March 31, 2004, NNN owned 348 properties ( the “Investment Properties), located in 39 states, that are leased to established tenants,

Overview – - continued:

including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. The real estate held for sale is operated through Services. Services directly and indirectly through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate in the 1031 exchange or other markets.

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for NNN include such items as: the composition of NNN’s portfolio of Investment Properties (such as tenant, geographic and industry classification diversification); the occupancy rate of NNN’s portfolio of Investment Properties; certain financial ratios; and industry trends and performance compared to that of the Company. The key indicators for Services include such items as: certain profitability measures; transaction pipeline measures; and returns NNN receives on its invested capital in Services.

Liquidity

General.     Historically, the Company’s demand for funds has been primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions, capital expenditures and development, either directly or through investment interests, (iii) payment of principal and interest on its outstanding indebtedness and (iv) other investments.

Contractual Obligations and Commercial Commitments.    The Company’s contractual obligations and commercial commitments outstanding as of March 31, 2004, have not materially changed since December 31, 2003, and therefore, the principal cash flows and expected maturity dates are consistent with December 31, 2003.

The Company has agreed to fund $27,244,000 for building, tenant improvements and other costs related to the lease, of which $16,402,000 had been funded as of March 31, 2004, in connection with its acquisition of two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) in August 2003. These costs will be capitalized to building and improvements upon completion which is anticipated to be substantially complete by December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility. For a description of the acquisition, see “Results of Operations – Property Analysis” below.

In connection with the development of nine properties by Services, the Company has agreed to fund construction commitments of $44,750,000, of which $21,135,000 has been funded as of March 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

The Company has also guaranteed 41.67 percent of a $15,500,000 promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $6,458,000 plus interest and the guarantee shall continue through the loan maturity in November 2004. In the event the Company is required to perform under this guarantee, the Company anticipates it would use proceeds from its revolving credit facility.

Many of the Investment Properties are recently constructed and are generally net leased, therefore management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Investment Properties, including the two office buildings acquired during 2003, are subject to leases under which the Company retains responsibility for certain

Liquidity – continued:

costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of April 2004, the Company owns 11.3 vacant, unleased Investment Properties, which accounts for 3.30 percent of the total gross leasable area of the Company’s portfolio of Investment Properties. Additionally, 1.60 percent of the total gross leasable area of the Company’s portfolio of Investment Properties is leased to three tenants, which have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company.

Dividends.     NNN had made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, providing it distributes at least 90 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2004 and 2003, the Company declared and paid dividends to its common stockholders of $16,001,000 and $12,928,000 respectively, or $0.32 per share of common stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the quarters ended March 31, 2004 and 2003, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $1,002,000 and $1,001,000, respectively, or $0.5625 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the quarter ended March 31, 2004, the Company declared and paid dividends to its Series B Preferred Stock stockholders of $419,000 or $41.875 per share of stock.

Capital Resources

Generally, cash needs for property acquisitions, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of Properties, as well as undistributed funds from operations.

Indebtedness.     In February 2004, the Company acquired a property subject to a mortgage securing loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of March 31, 2004, the aggregate carrying value of the property was $12,627,000. The outstanding principal balance as of March 31, 2004, was $6,924,000.

As of March 31, 2004, there was no other material change in the Company’s indebtedness.

Investments in Unconsolidated Affiliates.    In September 1997, the Company entered into a partnership arrangement, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”). The Partnership owns and leases nine properties to eight tenants under long-term commercial net leases. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership.

Under the terms of the Agreement, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right and based on the terms and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004 in exchange for CTA’s 80 percent limited partnership interest. Effective February 1, 2004, the Company owns 100 percent of the Partnership.

The Company recorded $66,000 in distributions from the Partnership during the quarter ended March 31, 2003. For the quarters ended March 31, 2004 and 2003, the Company recognized earnings of $26,000 and $74,000, respectively, from the Partnership. The Company manages the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $49,000 in asset management fees during the quarters ended March 31, 2004 and 2003, respectively.

Results of Operations

Property Analysis – Real Estate Held for Investment

General.     Real estate held for investment is operated through NNN. As of March 31, 2004, NNN owned 348 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. Approximately 97 percent of the gross leasable area of NNN’s portfolio of Investment Properties was leased at March 31, 2004. The following table summarizes NNN’s portfolio of Investment Properties:

	March 31,	December 31,	March 31,
	2004	2003	2003
Investment Properties Owned:
Number	348	339	335
Total gross leasable area (square feet)	8,026,000	7,668,000	6,608,000

Investment Properties Leased:
Number	337	328	318
Total gross leasable area (square feet)	7,761,000	7,430,000	6,333,000
Percent of total gross leasable area	96.7%	97.0%	95.8%
Weighted average remaining lease term (years)	11	11	12

Results of Operations – continued:

The Company regularly evaluates its (i) portfolio of Investment Properties, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may determine to acquire or dispose of a given property or portfolio of properties.

Property Acquisitions.    Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions.

The following table summarizes the Investment Property acquisitions:

	Quarter Ended March 31,
	2004	2003
Acquisitions:
Number of properties	2	2
Gross leasable area (square feet)	159,000	43,000

Tenant improvements:
Number of properties	1	2

Total dollars invested	$23,503,000	$9,631,000

In August 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) for $142,800,000 as a part of its strategic objective to diversify the Company’s portfolio into the office sector. The Company used the net proceeds from a common stock offering to fund a portion of the purchase price. The remaining portion of the purchase price was funded through borrowings under the Company’s credit facility. These borrowings were subsequently repaid when the Company entered into a long-term, fixed rate loan for $95,000,000, which is secured by a first mortgage lien on this property. In addition, pursuant to the lease agreement, the Company has agreed to fund an additional $27,244,000 for building, tenant improvements and other costs related to the lease, of which $16,402,000 had been funded as of March 31, 2004. These costs will be capitalized to building and improvements upon completion which is anticipated to be substantially complete by December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s credit facility. The properties include two office buildings containing an aggregate of 555,000 rentable square feet (505,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces.

Property Dispositions.    The Company evaluates anticipated property dispositions to determine whether to use anticipated sales proceeds to either (i) pay down the outstanding indebtedness of the Company’s Credit Facility or (ii) acquire additional properties and structure the transactions to qualify as tax-free like-kind exchange transactions for federal income tax purposes. The following table summarizes the properties held for investment disposed of by the Company:

	Quarter Ended March 31,
	2004	2003
Number of properties	1	7
Net sales proceeds	$1,824,000	$12,141,000
Net gain	$426,000	$69,000
Gross leasable area	6,390	90,100

The Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s revolving credit facility during the quarters ended March 31, 2004 and 2003. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its one property and seven properties sold during the quarters ended March 31, 2004 and 2003, respectively, as discontinued operations. All

Results of Operations – continued:

properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued properties.

Property Analysis – Real Estate Held for Sale

General.     The Company’s real estate held for sale is operated through Services, which directly and indirectly through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate in the 1031 exchange or other markets. As of March 31, 2004 and 2003, Services owned 15 and nine properties, respectively, that were held for sale (“Inventory Properties”). The Inventory Properties consisted of five completed inventory properties and ten properties under construction as of March 31, 2004, and five completed inventory properties and four properties under construction as of March 31, 2003.

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds for debt or equity offerings.

The following table summarizes the Inventory Property acquisitions:

	Quarter Ended March 31,
	2004	2003
Acquisitions:
Number of properties	4	1
Dollars invested	$9,056,000	$4,307,000
Construction projects:
Properties completed	-	-
Projects started	4	1
Properties under construction	9	4
Total dollars invested in real estate held for sale	$14,122,000	$7,813,000

Property Dispositions.    The following table summarizes the Inventory Properties disposed of:

	Quarter Ended March 31,
	2004	2003
Number of properties	4	2
Net sales proceeds	$12,252,000	$6,212,000
Net gain	$3,380,000	$984,000

During the quarters ended March 31, 2004 and 2003, the Company used the proceeds from the sale of the properties to pay down the outstanding indebtedness of the Company’s credit facility.

Revenue Analysis

General.     During the quarter ended March 31, 2004, the Company’s rental income increased primarily due to the acquisition of two office buildings in August 2003 (See “Results of Operations – Property Acquisitions”) and an improvement in the occupancy rate. The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions over the next several years.

Revenue Analysis – continued:

The following summarizes the Company’s revenues (dollars in thousands):

	Quarter Ended March 31,
	2004		2003
		Percent of Total		Percent of Total
Rental income(1)	$27,849	78%	$22,744	89%
Gain on disposition of real
estate held for sale	3,380	9%	984	4%
Real estate reimbursement from
tenants	1,741	5%	680	3%
Interest and other	2,921	8%	1,044	4%

Total revenue from continuing
operations	$35,891	100%	$25,452	100%

(1) Includes rental income from operating leases, earned income from direct financing leases, and contingent rental income from continuing operations (“Rental Income”).

Revenue Analysis by Source of Income.    Breaking down revenues into the Company’s two primary operating segments of revenue reveals similar trends. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified two primary sources of revenue: (i) NNN, which primarily derives earnings from real estate held for investment and (ii) Services, which primarily derives earnings from real estate held for sale. The following table summarizes the revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,
	2004			2003
		Percent of Total			Percent of Total
NNN	$32,164	90%		$23,862	94%
Services	4,293	12%		2,169	8%
Eliminations	(566)	(2%	)	(579)	(2%	)

Total revenue from continuing
operations	$35,891	100%		$25,452	100%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Comparison of Quarter Ended March 31, 2004 to Quarter Ended March 31, 2003.    Rental Income increased 22 percent for the quarter ended March 31, 2004, due to a one percent increase in NNN’s portfolio occupancy rate (97 percent at March 31, 2004 versus 96 percent at March 31, 2003) and the addition of an aggregate gross leasable area of 1,418,000 square feet to the Company’s portfolio resulting from the acquisition of 22 Properties and the completed construction of one Property since March 31, 2003.

The gain on disposition of real estate held for sale increased primarily due to the timing of sales of Inventory Properties. The Company disposed of three land parcels and one property with a gross leasable area of 14,000, and two properties with a gross leasable area of 23,000 during the quarters ended March 31, 2004 and 2003, respectively.

Real estate expenses reimbursed by tenants increased for the quarter ended March 31, 2004, primarily due to the addition of real estate expenses reimbursed by tenants from the two office buildings and a related parking garage located in Arlington, Virginia acquired by the Company in August 2003 (See “Property Analysis – Real Estate Held for Investment”).

Revenue Analysis – continued:

Interest and other revenue increased for the quarter ended March 31, 2004, primarily due to the interest earned on the mezzanine loan agreement entered into in October 2003.

Expense Analysis

General.     During the quarters ended March 31, 2004 and 2003, operating expenses increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue. The following summarizes the Company’s expenses (dollars in thousands):

	Quarter Ended March 31,
	2004		2003
		Percent of Total Revenues		Percent of Total Revenues
General and administrative	$5,912	17%	$4,504	18%
Real estate	3,013	8%	983	4%
Depreciation and amortization	4,264	12%	3,047	12%
Interest and other	7,731	22%	6,524	26%
Dissenting shareholders' settlement	-	-	2,413	9%

Total expenses from continuing operations	$20,920	59%	$17,471	69%

Comparison of Quarter Ended March 31, 2004 to Quarter Ended March 31, 2003.    In general, operating expenses increased 20 percent for the quarter ended March 31, 2004, over the quarter ended March 31, 2003, and decreased as a percentage of total revenues by 10 percent to 59 percent.

General and administrative expenses increased 31 percent for the quarter ended March 31, 2004, but decreased as a percentage of total revenues by one percent to 17 percent. General and administrative expenses increased for the quarter ended March 31, 2004, primarily as a result of (i) increases in expenses related to personnel compensation and insurance, (ii) increases in legal fees, and (iii) increases in state taxes.

Real estate expenses increased for the quarter ended March 31, 2004, primarily due to the August 2003 acquisition of two office buildings and a related parking garage in the Washington D.C. metropolitan area, increasing as a percentage of total revenues by four percent to eight percent (See “Property Analysis – Real Estate Held for Investment”).

Depreciation and amortization expense increased 40 percent for the quarter ended March 31, 2004, but remained 12 percent of total revenues for the quarter ended March 31, 2004. The increase in depreciation and amortization expense for the quarter ended March 31, 2004, is primarily attributable (i) the depreciation on the acquisition of sixteen additional Investment Properties, (ii) the amortization of loan costs related to the amended credit facility and (iii) the amortization of additional lease costs.

Interest and other expense increased 19 percent, but decreased as a percentage of total revenues by four percent to 22 percent of total revenues for the quarter ended March 31, 2004. The increase in interest and other expense for the quarter ended March 31, 2004, was primarily attributable to the addition of the $95,000,000 fixed rate mortgage loan entered into in November 2003. The Company entered into the mortgage loan as a means of reducing floating interest rate risk. However, the increase in interest expense was partially offset by a decrease in the average interest rates and lower average debt outstanding on the Company’s variable interest rate debt.

During the quarter ended March 31, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the lawsuit that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001.

Unconsolidated Affiliates

During the quarters ended March 31, 2004 and 2003, the Company recognized equity in earnings of unconsolidated affiliates of $1,253,000 and $1,020,000, respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income earned on the investments in mortgage loans.

Earnings from Discontinued Operations

In accordance with SFAS. No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its one property and seven properties sold during the quarter ended March 31, 2004 and 2003, respectively, as discontinued operations. All properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued properties. During the quarters ended March 31, 2004 and 2003, the Company recognized earnings from discontinued operations of $486,000 and $916,000, respectively. The Company occasionally sells Investment Properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

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

The Company has one outstanding derivative as of March 31, 2004, which was entered into in February 2004. The Company had no outstanding derivatives as of December 31, 2003.

The information in the table below summarizes the Company’s market risks associated with its debt obligations and interest rate derivatives outstanding as of March 31, 2004. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations and interest rate derivatives outstanding as of March 31, 2004. The variable interest rates shown represent the weighted average rates for the Credit Facility at the end of the periods. As the table incorporates only those exposures that exist as of March 31, 2004, it does not consider those exposures or positions which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	2004	2005	2006	2007	2008	Thereafter	Total
Debt obligations
Variable rate credit facility	$-	$-	$43,200	$-	$-	$-	$43,200
Average interest rate	-	-	(1)	-	-	-

Variable rate term note	$20,000	$-	$-	$-	$-	$-	$20,000
Average interest rate	(2)	-	-	-	-	-

Fixed rate mortgages	$3,124	$4,457	$24,051	$9,063	$1,469	$122,888	$165,052
Average interest rate	(2)	-	-	-	-	-

Fixed rate notes	$100,000	$-	$-	$-	$100,000	$70,000	$270,000
Average interest rate	7.58%	7.47%	7.47%	7.47%	7.85%	7.68%

Interest Rate Derivatives
Interest rate swaps:
Variable to fixed	$94,000	$-	$-	$-	$-	$-	$94,000
Average pay rate	4.61%	-	-	-	-	-

(1)	Interest rate varies based upon a tiered rate structure ranging from 70 basis points above LIBOR to 135 basis points above LIBOR based upon the debt rating of the Company.

(2)	Interest rate varies based upon a tiered rate structure ranging from 155 basis points above LIBOR to 225 basis points above LIBOR based upon the debt rating of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	March 31, 2004 (dollars in thousands)			December 31, 2003 (dollars in thousands)
Obligations	Total	Weighted Average Interest Rate	Fair Value	Total	Weighted Average Interest Rate	Fair Value
Variable rate Credit Facility	$43,200	2.41%	$43,200	$27,800	2.41%	$27,800

Variable rate Term Note	$20,000	3.01%	$20,000	$20,000	3.01%	$20,000

Fixed rate mortgages	$165,052	6.91%	$166,056	$147,580	6.98%	$147,580

Fixed rate notes (1)	$270,000	7.71%	$298,844	$270,000	7.71%	$295,488

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$(2,228)	4.61%	$(2,228)	$-	-	$-

(1)    Excludes unamortized note discount and unamortized interest rate hedge gain.

ITEM 4.     CONTROLS AND PROCEDURES

Quarterly Evaluation.    The Company carried out an evaluation as of March 31, 2004, of the effectiveness of the design and operation of its disclosure controls and procedures, which the Company refers to as disclosure controls. This evaluation was done under the supervision and the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“Commission”) require that the Company present the conclusions of the CEO and CFO about the effectiveness of the Company’s disclosure controls as of the end of the period covered by this report.

CEO and CFO Certifications.    Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10- Q are forms of “Certification” of the Company’s CEO and CFO. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.    Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO, and effected by the Company’s board of directors (the “Directors”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Limitations on the Effectiveness of Controls.    Management, including the Company’s CEO and CFO, do not expect that our disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all

Limitations on the Effectiveness of Controls – continued:

potential future conditions; overtime, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions.     Based upon the evaluation, the Company’s CEO and CFO have concluded that, as of March 31, 2004 and subject to the limitations noted above, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer.

During the three months ended March 31, 2004, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings. Not Applicable.

Item 2.	Changes in Securities and Use of Proceeds. Not Applicable.

Item 3.	Defaults Upon Senior Securities. Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable.

Item 5.	Other Information. Not Applicable.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following exhibits are filed as a part of this report.

		3	Articles of Incorporation and By-laws

			3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

			3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

			3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

			3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference).

		4.	Instruments defining the rights of security holders, including indentures

			4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,00 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

33

4.3	Form of Supplement Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 2 dated June 21, 1999, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 8.125% Notes due 2004 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

4.6	Form of 8.125% Notes due 2004 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 17, 1999, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.8	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.9	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.10	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the
34

Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

	10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

	10.2	Loan Agreement, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.3	Secured Promissory Note, dated January 19, 1996, among Registrant and Principal Mutual Life Insurance Company relating to a $39,450,000 loan (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

	10.4	Agreement and Plan of Merger dated May 15, 1997, by and among Commercial Net Lease Realty, Inc., Net Lease Realty II, Inc., CNL Realty Advisors, Inc. and the Stockholders of CNL Realty Advisors, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 1997, and incorporated herein by reference).

	10.5	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.6	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.7	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on

35

Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.8	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

	10.9	Agreement and Plan of Merger, dated as of July 1, 2001, among Commercial Net Lease Realty, Inc. and Captec Net Lease Realty, Inc. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 3, 2001, and incorporated herein by reference).

	10.10	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

	10.11	Real Estate Purchase Contract, dated as of July 23, 2003, by and between MCI Worldcom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	10.12	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI Worldcom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
36

(b)	The Registrant filed the following report on Form 8-K during the quarter ended March 31, 2004:

	1.	January 21, 2004 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) a press release announcing its results of operations and financial condition for the year and three months ended December 31, 2003.

37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 10th day of May, 2004.

COMMERCIAL NET LEASE REALTY, INC.

By:  /s/Craig Macnab
         Craig Macnab
         Chief Executive Officer and President

By:  /s/Kevin B. Habicht
         Kevin B. Habicht
Chief Financial Officer and Director

38