Form 10-Q
period 2004-06-30
COMMERCIAL NET LEASE REALTY INC
filed 2004-08-06
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from                     to                    .

Commission File Number 001-11290

COMMERCIAL NET LEASE REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or	(I.R.S. Employment
organization)	Identification No.)

450 South Orange Avenue, Orlando, Florida 32801
(Address of principal executive offices, including zip code)

(407) 265-7348
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

51,852,663 shares of Common Stock, $0.01 par value, outstanding as of July 30, 2004.

CONTENTS

Page
Part I
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	1
Condensed Consolidated Statements of Earnings	2
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
Part II
Other Information	35
Signatures	39

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003
ASSETS
Real estate, held for investment:
Accounted for using the operating method, net of accumulated depreciation and amortization of $54,987 and $48,863, respectively	$945,636	$887,124
Accounted for using the direct financing method	106,309	102,970
Real estate, held for sale	75,344	45,822
Investments in and other receivables from unconsolidated affiliates	34,092	39,606
Line of credit, note and accrued interest receivable from related party	29,265	16,530
Mortgages, notes and accrued interest receivable, net of allowance of $908 and $979, respectively	63,226	68,423
Cash and cash equivalents	10,105	5,335
Receivables, net of allowance of $2,689 and $1,564, respectively	3,641	4,740
Accrued rental income, net of allowance of $1,526 and $1,320, respectively	28,234	25,322
Debt costs, net of accumulated amortization of $7,477 and $6,714, respectively	4,563	3,776
Other assets	12,895	11,596
Deferred tax asset	2,345	2,534

Total assets	$1,315,655	$1,213,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$37,300	$27,800
Mortgages payable	164,032	149,861
Notes payable, net of unamortized discount of $896 and $530, respectively, and an unamortized interest rate hedge gain of $4,137 and $288, respectively	343,241	289,758
Accrued interest payable	4,271	3,820
Other liabilities	13,999	11,508

Total liabilities	562,843	482,747

Minority interest	314	277
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A preferred stock 1,781,645 shares issued and outstanding, at June 30, 2004 and December 31, 2003, stated liquidation value of $25 per share	44,541	44,541
Series B convertible preferred stock, 10,000 shares issued and outstanding, at June 30, 2004 and December 31, 2003; stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 90,000,000 shares; 51,802,525 and 50,001,898 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	518	500
Excess stock, $0.01 par value. Authorized 105,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	721,106	691,704
Accumulated dividends in excess of net earnings	(34,485)	(28,167)
Deferred compensation	(4,182)	(2,824)

Total stockholders’ equity	752,498	730,754

	$1,315,655	$1,213,778

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental income from operating leases	$25,511	$18,368	$49,424	$36,973
Earned income from direct financing leases	2,798	2,742	5,573	5,499
Real estate expense reimbursement from tenants	1,329	281	3,031	960
Contingent rental income	90	100	420	402
Gain on disposition of real estate, held for sale	1,744	2,778	1,823	2,829
Interest income from real estate transactions	1,788	169	3,498	343

	33,260	24,438	63,769	47,006

Operating expenses:
General and administrative	5,399	5,328	11,307	9,831
Real estate	3,280	551	6,256	1,532
Depreciation and amortization	4,238	3,072	8,444	5,938
Dissenting shareholders’ settlement	—	—	—	2,413
Transition costs	3,200	—	3,200	—

	16,117	8,951	29,207	19,714

Earnings from operations	17,143	15,487	34,562	27,292

Other expenses (revenues):
Interest and other income	(789)	(1,338)	(1,869)	(2,208)
Interest expense	7,746	6,836	15,208	13,228

	6,957	5,498	13,339	11,020

Earnings from continuing operations before provision for income taxes, minority interest and equity in earnings of unconsolidated affiliates	10,186	9,989	21,223	16,272
Provision for income taxes	371	298	1,257	1,064

Earnings from continuing operations before minority interest and equity and earnings of unconsolidated affiliates	10,557	10,287	22,480	17,336
Minority interest	11	(17)	61	1

Earnings from continuing operations before equity in earnings of unconsolidated affiliates	10,568	10,270	22,541	17,337
Equity in earnings of unconsolidated affiliates	1,286	862	2,539	1,882

Earnings from continuing operations	11,854	11,132	25,080	19,219
Earnings from discontinued operations:
Real estate, held for investment	676	477	1,467	1,651
Real estate, held for sale, net of provision for income taxes	205	735	2,456	1,628

	881	1,212	3,923	3,279

Net earnings	12,735	12,344	29,003	22,498
Series A preferred stock dividends	(1,002)	(1,002)	(2,004)	(2,003)
Series B convertible preferred stock dividends	(419)	—	(838)	—

Earnings available to common stockholders – basic and diluted	$11,314	$11,342	$26,161	$20,495

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS — CONTINUED
(dollars in thousands, except per share data)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings per share of common stock:
Basic:
Continuing operations	$0.20	$0.25	$0.43	$0.43
Discontinued operations	0.02	0.03	0.08	0.08

Net earnings	$0.22	$0.28	$0.51	$0.51

Diluted:
Continuing operations	$0.20	$0.25	$0.43	$0.42
Discontinued operations	0.02	0.03	0.08	0.08

Net earnings	$0.22	$0.28	$0.51	$0.50

Weighted average number of common shares outstanding:
Basic	51,479,069	40,445,121	51,107,025	40,427,943

Diluted	51,767,989	40,750,718	51,413,989	40,661,472

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$29,003	$22,498
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	454	462
Depreciation and amortization	8,530	6,598
Amortization of notes payable discount	75	72
Amortization of deferred interest rate hedge gain	(300)	(293)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(2,611)	(2,006)
Minority interest	36	96
Loss (gain) on disposition of real estate held for investment	(885)	284
Deferred taxes	190	(67)
Transition expense	3,200	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, held for sale	(39,394)	(39,597)
Proceeds from disposition of real estate, held for sale	16,042	27,483
Gain on disposition of real estate, held for sale	(5,123)	(4,404)
Decrease in real estate leased to others using the direct financing method	1,326	1,172
Increase in work in progress	(1,046)	(1,622)
Increase in mortgages, notes and accrued interest receivable	(990)	(3,520)
Decrease in receivables	1,117	658
Increase in accrued rental income	(2,620)	(1,702)
Increase in other assets	(1,072)	(1,203)
Decrease (increase) in accrued interest payable	422	(181)
Decrease (increase) in other liabilities	1,750	(145)

Net cash provided by operating activities	8,104	4,583

Cash flows from investing activities:
Proceeds from the disposition of real estate, held for investment	14,003	12,830
Additions to real estate held for investment accounted for using the operating method	(47,677)	(35,279)
Investment in unconsolidated affiliates	—	(637)
Distributions received from unconsolidated affiliates	3,747	1,777
Increase in mortgages and notes receivable	(1,767)	—
Mortgage and notes payments received	7,918	819
Increase in mortgages and other receivables from unconsolidated affiliates	(71,300)	(32,700)
Payments received on mortgages and other receivables from unconsolidated affiliates	58,600	37,900
Business combination, net of cash acquired	1,068	—
Payment of lease costs	(1,160)	(389)
Consideration due to the dissenting shareholders in connection with the merger of Captec Net Lease Realty, Inc. (“Captec”) in December 2001	—	(13,278)
Other	19	(158)

Net cash used in investing activities	(36,549)	(29,115)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(dollars in thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from financing activities:
Proceeds from line of credit payable	236,300	129,100
Repayment of line of credit payable	(226,800)	(72,200)
Repayment of mortgages payable	(1,894)	(1,446)
Proceeds from notes payable	149,560	—
Proceeds from forward starting interest rate swap	4,148	—
Repayment of notes payable	(100,000)	—
Payment of debt costs	(1,450)	(1,621)
Proceeds from issuance of common stock	8,848	1,053
Payment of Series A preferred stock dividends	(2,004)	(2,005)
Payment of Series B convertible preferred stock dividends	(838)	—
Payment of common stock dividends	(32,530)	(25,883)
Stock issuance costs	(125)	(40)

Net cash provided by financing activities	33,215	26,958
Net increase in cash and cash equivalents	4,770	2,426
Cash and cash equivalents at beginning of period	5,335	2,025

Cash and cash equivalents at end of period	$10,105	$4,451

Supplemental disclosure of cash flow information – interest paid, net of amount capitalized	$15,775	$13,867

Supplemental disclosure of non-cash investing and financing activities:
Issued 185,211 and 76,407 shares of restricted common stock in 2004 and 2003, in connection with the Company’s 2000 Performance Incentive Plan	$1,759	$1,140

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$5	$(2)

Acquisition of real estate held for investment and assumption of related mortgage payable	$6,952	$—

Issued 23,633 shares of common stock on June 30, 2003 related to the exercise of stock options; payment was received in July 2003	$—	$324

Issued 953,551 shares of common stock in 2004 in exchange for a partnership interest	$17,450	$—

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2004 and 2003

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

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment is operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries (collectively, “NNN”). NNN directly, and indirectly through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail and office properties that are generally leased to established tenants under long-term commercial net leases. As of June 30, 2004, NNN owned 346 properties, located in 38 states, that are leased to established tenants, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. The real estate held for sale is operated through Services. Services acquires and develops real estate directly and indirectly through investment interests primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property (“Section 1031”) or to other purchasers with different investment objectives.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date and have been restated to include the consolidated financial information of Services. Services is included in the consolidated financial statements due to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (see “Principles of Consolidation”).

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2003.

Principles of Consolidation – Effective January 1, 2004, the Company implemented FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and under the guidelines of this interpretation, Services met the criteria of a variable interest entity which requires consolidation by NNN. Accordingly, effective January 1, 2004, NNN consolidated Services and all prior period comparable condensed consolidated financial statements have been restated to include Services as a consolidated subsidiary. The adoption of

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

1.	Basis of Presentation - continued:

this interpretation did not have a significant impact on the financial position or results of operations of the Company.

The condensed consolidated financial statements include the accounts of NNN and Services, including each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated. The Company applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by the Company due to the significance of rights held by other parties.

The Company holds a variable interest in, but is not the primary beneficiary of CNL Plaza Ltd. and CNL Commercial Finance, Inc., both of which are variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. and CNL Commercial Finance, Inc. as of June 30, 2004, is $6,392,000 and $29,265,000, respectively.

A wholly-owned subsidiary of Services, CNLRS Equity Ventures, Inc. and its wholly-owned subsidiary (“Equity Ventures”), develops real estate through various joint venture development affiliate agreements. Equity Ventures consolidates the joint venture development entities listed in the table below, eliminating significant intercompany balances and transactions and recording a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of June 30, 2004:

Date of			Equity Ventures'
Agreement	Entity Name	Agreement Type	Ownership %
November 2002	CNLRS WG Grand Prairie TX, LLC	Limited Liability Company	90%
December 2002	Jackson Property Associates, GP	Partnership	50%
February 2003	KK Seminole FL, LLC	Limited Liability Company	40%
February 2003	Centres Florence, LLC	Limited Liability Company	40%
February 2003	Gator Pearson, LLC	Limited Liability Company	50%
April 2003	MAC Boise ID, LLC	Limited Liability Company	60%
June 2003	WG Grapevine TX, LLC	Limited Liability Company	60%
January 2004	CNLRS WG Crowley TX, LLC	Limited Liability Company	60%
February 2004	CNLRS Yosemite Park CO, LLC	Limited Liability Company	50%

Real Estate Held for Sale – Services acquires, develops, and currently owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by Services. Services’ records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by Services includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Rental income is recognized without regard to future potential rent increases and the asset is not depreciated. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Services classifies its real estate held for sale as discontinued operations when rental revenues are generated (see Note 2). When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in earnings.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

1.	Basis of Presentation - continued:

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 3). The Company exercises significant influence over these unconsolidated affiliates, but not control them.

Income Taxes – Effective January 1, 2001, NNN elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. Certain activities of the Company which occur within Services are therefore subject to federal and state income taxes (See “Real Estate Held for Sale”).

Income taxes, arising from Services, are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share — Earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net income available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the periods.

The following is a reconciliation of the denominator of the basic net income per common share computation to the denominator of the diluted net income per common share computation:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding used in basic earnings per share	51,479,069	40,445,121	51,107,025	40,427,943
Effect of dilutive securities:
Common stock options	288,920	305,597	306,964	233,529

Weighted average number of common shares outstanding used in diluted earnings per share	51,767,989	40,750,718	51,413,989	40,661,472

The following represents the number of options of common stock which were not included in computing diluted earnings per common share because their effects were antidilutive:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Antidilutive potential common stock	380,100	401,000	—	572,800

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

1.	Basis of Presentation - continued:

Stock-Based Compensation – The Company has a stock-based employee compensation plan. Prior to 2003, the company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plan vest over periods ranging from two to six years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings available to common stockholders — basic and diluted, as reported:	$11,314	$11,342	$26,161	$20,495
Add: Stock-based employee compensation expense included in reported net earnings	5	6	10	13
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(19)	(11)	(38)	(22)

Pro forma net earnings available to common stockholders	$11,300	$11,337	$26,133	$20,486

Earnings available to common stockholders per common share as reported:
Basic	$0.22	$0.28	$0.51	$0.51

Diluted	$0.22	$0.28	$0.51	$0.50

Pro forma earnings available to common stockholders per common share:
Basic	$0.22	$0.28	$0.51	$0.51

Diluted	$0.22	$0.28	$0.51	$0.50

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

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

2.	Real Estate Held for Sale:

Real estate held for sale consisted of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003
Inventory:
Land	$16,194	$13,644
Building	16,183	16,883

	32,377	30,527
Under construction:
Land	18,748	7,226
Work in process	24,219	8,069

	42,967	15,295

	$75,344	$45,822

The following table summarizes the number of properties sold and the corresponding gain recognized on the disposition of real estate held for sale included in earnings from continuing and discontinued operations of (dollars in thousands):

	Quarter Ended				Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
	# of		# of		# of		# of
	Properties	Gain	Properties	Gain	Properties	Gain	Properties	Gain
Continuing operations(1)	3	$1,744	2	$2,778	4	$1,823	2	$2,829
Discontinued operations	—	—	6	643	3	3,300	8	1,575

	3	$1,744	8	$3,421	7	$5,123	10	$4,404

(1) Includes the effects of intersegment eliminations.

3.	Investments in Unconsolidated Affiliates:

In September 1997, the Company entered into a partnership agreement, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”). The Partnership owns and leases nine properties to eight tenants under long-term commercial net leases. Net income and losses of the Partnership were allocated to the partners in accordance with their respective percentage interest during the Partnership.

Under the terms of the limited partnership agreement, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right, and, based on the terms of and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004 in exchange for CTA’s 80 percent limited partnership interest, increasing the Company’s direct or indirect ownership in the Partnership to 100 percent.

The Company received $116,000 in distributions from the Partnership during the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the Company recognized earnings of $26,000 and $66,000, respectively. The Company recognized earnings of $140,000

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

3.	Investments in Unconsolidated Affiliates - continued:

during the quarter ended June 30, 2003. The Company managed the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $96,000 in asset management fees during the six months ended June 30, 2004 and 2003, respectively. The Partnership paid the Company asset management fees of $47,000 during the quarter ended June 30, 2003. The Company did not recognize earnings or receive asset management fees from the Partnership subsequent to increasing its ownership in the Partnership to 100 percent in February 2004.

Since June 2001, the Company has entered into five limited liability company (“LLC”) agreements with CNL Commercial Finance, Inc. (“CCF”), a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests using the equity method of accounting. During the six months ended June 30, 2004 and 2003, the Company received $3,747,000 and $1,528,000, respectively, in distributions. For the six months ended June 30, 2004 and 2003, the Company recognized $2,651,000 and $2,020,000 of earnings, respectively, $1,360,000 and $990,000 of which was recognized during the quarters ended June 30, 2004 and 2003, respectively, from the LLCs. In 2003, in connection with a loan to CCF from an affiliate of James M. Seneff, Jr., a director of the Company, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000, in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”). The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr., and Robert A. Bourne, each a member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,000, plus interest. Interest on the note accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. The fair value of the guarantee is $73,000. During the six months ended June 30, 2004 and 2003, the Company received $124,000 and $134,000 in distributions from Plaza. For the six months ended June 30, 2004 and 2003, the Company recognized a loss of $113,000 and $97,000, respectively, of which a loss of $67,000 and $110,000 was recognized during the quarters ended June 30, 2004 and 2003, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, other affiliates of James M. Seneff, Jr., a director of the Company, also lease office space from Plaza. The Company and other affiliates lease an aggregate of 64 percent of the 346,000 square foot office building. During the six months ended June 30, 2004 and 2003, the Company incurred rental expenses in connection with the lease of $506,000, and $497,000, respectively, $251,000 and $247,000 of which was incurred during the quarters ended June 30, 2004 and 2003, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the six months ended June 30, 2004 and 2003, the Company earned $179,000 and $165,000, respectively, in rental and accrued rental income from these affiliates, $93,000 and $81,000 of which was earned during the quarters ended June 30, 2004 and 2003, respectively. The Company has the option to renew its

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

3.	Investments in Unconsolidated Affiliates - continued:

lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

4.	Mortgages Payable:

In October 1997, the Partnership entered into a long-term, fixed rate loan for $12,000,000. The loan bears interest at a rate of 7.37% per annum with monthly principal and interest payments of $103,000 and the principal balance due in September 2007. The loan is secured by a first mortgage lien on certain of the Company’s properties. As of June 30, 2004, the aggregate carrying value of these properties totaled $29,103,000. The outstanding principal balance as of June 30, 2004, was $8,902,000.

In July 2002 Services entered into a long-term, fixed rate loan for $2,340,000. The loan bears interest at a rate of 7.42% per annum with monthly principal and interest payments of $18,000 and the principal balance due in July 2012. The loan is secured by a first mortgage lien on one property. As of June 30, 2004, the aggregate carrying value of the property was $3,673,000. The outstanding principal balance as of June 30, 2004, was $2,258,000.

In February 2004, the Company acquired a property subject to a mortgage securing loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of June 30, 2004, the aggregate carrying value of the property was $12,569,000. The outstanding principal balance as of June 30, 2004, was $6,839,000.

5.	Notes Payable:

In June 2004, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued $150,000,000 of 6.25% notes due June 2014 (the “2014 Notes”). The 2014 Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The 2014 Notes were sold at a discount for an aggregate purchase price of $149,560,000 with interest payable semi-annually commencing on December 15, 2004. The discount of $440,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. In connection with the debt offering, the Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method. The effective interest rate of the 2014 Notes, including the effects of the discount and swap gain, is 5.91%. The 2014 Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the 2014 Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 5 dated June 18, 2004, for the 2014 Notes. The terms of the indenture include financial covenants, which provide for the maintenance of certain financial ratios.

In connection with the debt, the Company incurred debt issuance costs totaling $1,275,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

5.	Notes Payable - continued:

rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the 2014 Notes using the effective interest method.

The Company used the proceeds of the 2014 Notes to pay down outstanding indebtedness of the Company’s credit facility, including amounts incurred by the Company to repay the outstanding principal on the 8.125% $100,000,000 notes that were due in June 2004.

6.	Transition Costs:

During the six months and quarter ended June 30, 2004, the Company recorded a transition cost of $3,200,000 including severance, accelerated vesting, and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004. James M. Seneff, Jr. remained as Chairman of the Board of Directors.

7.	Income Taxes:

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

The principal differences between Services’ effective tax rates for the quarters and six months ended June 30, 2004 and 2003, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net deferred tax asset consist of the following (dollars in thousands):

	June 30,	December 31,
	2004	2003
Temporary differences:
Depreciation	$(264)	$(249)
Stock based compensation	(48)	13
Other	(120)	(97)
Net operating loss carryforward	2,777	2,867

Net deferred tax asset	$2,345	$2,534

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Services has 15 to 17 years, depending on the year the net operating loss was incurred, to use the net operating losses and eliminate the deferred tax asset created since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

7.	Income Taxes - continued:

benefits of these deductible differences that existed as of June 30, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The income tax (expense) benefit has been allocated to earnings (loss) from continuing operations for the quarters ended June 30, 2004 and 2003. The income tax (expense) benefit consists of the following components for the quarters and six months ended June 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss from continuing operations of Services before income taxes	$(978)	$(785)	$(3,614)	$(2,802)
Provision for income taxes:
Current:
Federal	—	—	—	—
State and local	—	—	—	—
Deferred:
Federal	313	251	1,058	896
State and local	58	47	199	168

Total provision for income taxes	371	298	1,257	1,064

Services’ net loss from continuing operations	$(607)	$(487)	$(2,357)	$(1,738)

Net earnings from discontinued operations of Services before income taxes	$331	$1,185	$3,959	$2,625
Provision for income taxes:
Current:
Federal	—	—	—	—
State and local	—	—	—	—
Deferred:
Federal	(106)	(379)	(1,265)	(839)
State and local	(20)	(71)	(238)	(158)

Total provision for income taxes	(126)	(450)	(1,503)	(997)

Services’ net earnings from discontinued operations	$205	$735	$2,456	$1,628

Total Services’ net earnings (loss) from operations	$(402)	$248	$99	$(110)

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

8.	Earnings from Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to its nine investment properties sold during each of the six months ended June 30, 2004 and 2003, respectively, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the six months ended June 30, 2004 as discontinued operations. Revenues and expenses related to all real estate held for investment which was sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been classified as discontinued operations.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental income from operating leases	$206	$837	$536	$1,914
Earned income from direct financing leases	—	72	—	144
Real estate expense reimbursement from tenants	—	1	—	4
Contingent rental income	—	—	—	12
Interest income from real estate transactions	46	—	93	—

	252	910	629	2,074

Operating expenses:
General and administrative	1	7	3	12
Real estate	8	4	9	16
Depreciation and amortization	26	105	85	223

	35	116	97	251

Other expenses (revenues):
Interest and other income	—	(35)	(50)	(111)

	—	(35)	(50)	(111)

Earnings before gain (loss) on disposition of real estate	217	829	582	1,934
Gain (loss) on disposition of real estate	459	(352)	885	(283)

Earnings from discontinued operations from real estate held for investment	$676	$477	$1,467	$1,651

For the six months ended June 30, 2004 and 2003, the Company has classified the revenues and expenses related to three (out of a total of seven) and eight (out of a total of ten), respectively, of its held for sale properties, which were sold subsequent to December 31, 2001, the effective date of SFAS No. 144, and which generated rental revenues up through June 30, 2004, as discontinued operations. In addition, the Company also classified revenues and expenses related to its nine properties that were held for sale and generated rental revenues as of June 30, 2004, as discontinued operations.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

8.	Earnings from Discontinued Operations - continued:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Rental income from operating leases	$627	$706	$1,145	$1,465
Real estate expense reimbursement from tenants	52	4	89	5
Contingent rental income	4	—	4	—
Gain on disposition of real estate held for sale	—	643	3,300	1,575
Interest from real estate transactions	—	—	80	—

	683	1,353	4,618	3,045

Operating expenses:
General and administrative	1	—	3	2
Real estate	124	11	161	12
Depreciation and amortization	—	98	—	216

	125	109	164	230

Other expenses (revenues):
Interest and other income	—	(15)	(1)	(15)
Interest expense	227	74	496	205

	227	59	495	190

Earnings before provision for income taxes	331	1,185	3,959	2,625
Provision for income taxes	(126)	(450)	(1,503)	(997)

Earnings from discontinued operations from real estate held for sale	$205	$735	$2,456	$1,628

9.	Derivatives:

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

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. To date, such derivatives have been used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments of a forecasted issuance of debt.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

9.	Derivatives - continued:

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of June 30, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

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

On June 15, 2004, the Company terminated its forward-starting interest rate swaps with a notional amount of $94,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate swaps when terminated was an asset of $4,148,000, which had been deferred in other comprehensive income. The hedged forecasted interest payments that were designated in the hedging relationships are still probable of occurring and therefore, the Company reclassified the $4,148,000 gain that was deferred in other comprehensive income as the hedged forecasted interest payments affect earnings. The portion of the deferred gain that was reclassified into interest expense from accumulated other comprehensive income during the second quarter was not material. The Company estimates that approximately $415,000 of the deferred gain will be reclassified from accumulated other comprehensive income to reduce interest expense over the next twelve months. The Company has no derivative financial instruments outstanding at June 30, 2004.

10.	Related Party Transactions:

For additional related party disclosures see Note 3 – Investment in Unconsolidated Affiliates.

In March 2004, the $35,000,000 line of credit agreement between a subsidiary of the Company and CCF was extended until March 31, 2005. In May 2004, the line of credit agreement was amended and increased to $45,000,000. As of June 30, 2004, the $45,000,000 line of credit had an outstanding balance of $29,300,000, resulting in $15,700,000 available for future borrowings under the line of credit. During the six months ended June 30, 2004 and 2003, the Company recognized $751,000 and $443,000, respectively, of interest income in connection with the line of credit, of which $471,000 and $205,000 was recognized during the quarters ended June 30, 2004 and 2003, respectively.

An affiliate of James M. Seneff, Jr., a director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $527,000 and $702,000 in fees relating to these services during the six months ended June 30,

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

10.	Related Party Transactions - continued:

2004 and 2003, respectively, $233,000 and $343,000 of which was paid during the quarters ended June 30, 2004 and 2003, respectively.

The Company holds four mortgage loans with an original aggregate principal balance totaling $8,514,000 with affiliates of James M. Seneff, Jr., and Robert A. Bourne, each a member of the Company’s board of directors. The mortgage loans bear interest at a weighted average of 8.93%, with interest payable monthly or quarterly. As of June 30, 2004, the aggregate principal balance of the four mortgage loans, included in mortgages, notes and accrued interest on the balance sheet was $2,701,000. In connection therewith, during the six months ended June 30, 2004 and 2003, the Company recorded $125,000 and $144,000, respectively, of interest that is included within interest from real estate transactions. The Company recorded $61,000 and $71,000 of interest that is included within interest from real estate transactions during the quarters ended June 30, 2004 and 2003, respectively.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Six Months Ended June 30, 2004 and 2003

11.	Segment Information:

The Company has identified two primary financial segments: (i) NNN, which primarily derives earnings from real estate held for investment and (ii) Services, which primarily derives earnings from real estate held for sale. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended June 30, 2004 and 2003 (dollars in thousands):

				Condensed
			Eliminations	Consolidated
	NNN	Services	(Intercompany)	Totals
2004
External revenues	$31,688	$2,361	$—	$34,049
Intersegment revenues	$659	$—	$(659)	$—
Net earnings	$12,735	$(401)	$401	$12,735
Total assets	$1,307,416	$117,208	$(108,969)	$1,315,655
2003
External revenues	$22,769	$3,007	$—	$25,776
Intersegment revenues	$869	$—	$(869)	$—
Net earnings	$12,344	$248	$(248)	$12,344
Total assets	$993,741	$97,427	$(91,156)	$1,000,012

The following table represents the segment data and reconciliation to the Company’s condensed consolidated totals for the six months ended June 30, 2004 and 2003 (dollars in thousands):

				Condensed
			Eliminations	Consolidated
	NNN	Services	(Intercompany)	Totals
2004
External revenues	$62,920	$2,717	$—	$65,637
Intersegment revenues	$1,226	$—	$(1,226)	$—
Net earnings	$29,003	$99	$(99)	$29,003
Total assets	$1,307,416	$117,208	$(108,969)	$1,315,655
2003
External revenues	$45,730	$3,484	$—	$49,214
Intersegment revenues	$1,447	$—	$(1,447)	$—
Net earnings	$22,498	$(110)	$110	$22,498
Total assets	$993,741	$97,427	$(91,156)	$1,000,012

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” The term “Company” includes, unless otherwise noted, Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified real estate investment trust (“REIT”) subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Although the management believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: the ability of the Company to qualify as a real estate investment trust for federal income tax purposes; the ability of tenants to make payments under their respective leases, including our reliance on certain major tenants and the ability of the Company to re-lease properties that are currently vacant or that become vacant; the ability of the Company to locate suitable tenants for its properties; changes in real estate market conditions; changes in general economic conditions; the ability of the Company to repay debt financing obligations; the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; ability to sell properties at an attractive return; changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future; the ability of the Company to be in compliance with certain debt covenants; the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments); the ability of the Company to integrate office and industrial properties into existing operations that historically have been primarily focused on retail properties; the loss of any member of the Company’s management team; the ability of the Company to successfully implement its selective acquisition strategy or fully realize the anticipated benefits of renovation or development projects; the ability of the Company to integrate acquired properties and operations into existing operations; and recent changes in tax legislation provide favorable treatment for dividends for regular companies, but not generally dividends from real estate investment trusts. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

Overview

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

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment (the “Investment Properties”), is operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries (collectively, “NNN”). NNN directly, and indirectly through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail and office properties that are generally leased to established tenants under long-term commercial net leases. As of June 30, 2004, NNN owned 346 Investment Properties, located in 38 states and leased to established tenants, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. The real estate held for sale is operated through Services. Services, directly and indirectly through investment interests, acquires and develops real estate primarily

Overview – continued:

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

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of June 30, 2004. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2004. As the table incorporates only those exposures that exist as of June 30, 2004, it does not consider those exposures or positions which arise after that date.

			Expected Maturity Date
	(dollars in thousands)
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt (1)	$541,332	$22,103	$4,457	$61,351	$9,063	$101,469	$342,889
Operating lease	13,664	568	1,165	1,200	1,236	1,273	8,222

Total contractual cash obligations(2)	$554,996	$22,671	$5,622	$62,551	$10,299	$102,742	$351,111

(1)	Includes amounts outstanding under the revolving credit facility, mortgages and notes payable and excludes unamortized note discounts and unamortized interest rate hedge gain.

(2)	As of June 30, 2004, the Company does not have any other contractual cash obligations, such as purchase obligations, capital lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”).

In connection with its acquisition of two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area) in August 2003, the Company has agreed to fund $27,244,000 for building, tenant improvements and other costs related to the lease, of which $19,893,000 had been funded as of June 30, 2004, These costs will be capitalized to building and improvements upon completion which is anticipated to be substantially complete by December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility. For a description of the acquisition, see “Results of Operations – Property Analysis” below.

In connection with the development of nine properties by Services, the Company has agreed to fund construction commitments of $51,267,000, of which $34,509,000 has been funded as of June 30, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

The Company has also guaranteed 41.67 percent of a $15,500,000 promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $6,458,000 plus interest and the

Liquidity — continued:

guarantee shall continue through the loan maturity in November 2004. In the event the Company is required to perform under this guarantee, the Company anticipates it would use proceeds from its revolving credit facility.

Many of the Investment Properties are recently constructed and are generally net leased, therefore management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Investment Properties, including the two office buildings acquired during 2003, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of June 30, 2004, the Company owns 13 vacant, unleased Investment Properties, which account for 3.4 percent of the total gross leasable area of the Company’s portfolio of Investment Properties. Additionally, 1.5 percent of the total gross leasable area of the Company’s portfolio of Investment Properties is leased to two tenants, which have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company.

Dividends. NNN had made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, providing it distributes at least 90 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the six months ended June 30, 2004 and 2003, the Company declared and paid dividends to its common stockholders of $32,530,000 and $25,884,000 respectively, or $0.64 per share of common stock. In July 2004, the Company declared dividends to its common shareholders of $16,852,000 or $0.325 per share of common stock, payable in August 2004.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the six months ended June 30, 2004 and 2003, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $2,004,000 and $2,003,000, respectively, or $1.125 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”) are entitled to receive, when and as authorized by the board

Liquidity — continued:

of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the six months ended June 30, 2004, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $838,000 or $83.75 per share of stock.

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

Indebtedness. In February 2004, the Company acquired a property subject to a mortgage securing loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of June 30, 2004, the aggregate carrying value of the property was $12,569,000. The outstanding principal balance as of June 30, 2004, was $6,839,000.

Debt. In June 2004, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued $150,000,000 of 6.25% notes due June 2014 (the “2014 Notes”). The 2014 Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The 2014 Notes were sold at a discount for an aggregate purchase price of $149,560,000 with interest payable semi-annually commencing on December 15, 2004. The discount of $440,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. In connection with the debt offering, the Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method. The effective interest rate of the 2014 Notes, including the effects of the discount and swap gain, is 5.91%. The 2014 Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the 2014 Notes being redeemed plus accrued interest thereon through the redemption date and (ii) the Make-Whole Amount, as defined in the Supplemental Indenture No. 5 dated June 18, 2004 for the 2014 Notes. The terms of the indenture include financial covenants which provide for the maintenance of certain financial ratios.

In connection with the debt, the Company incurred debt issuance costs totaling $1,275,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the term of the 2014 Notes using the effective interest method.

The Company used the proceeds of the 2014 Notes to pay down outstanding indebtedness of the Company’s credit facility, including amounts incurred by the Company to repay the outstanding principal on the 8.125% $100,000,000 notes that were due in June 2004.

Compensation Plan Equity Issuances. The Company believes that equity-based or equity-related compensation is an important element of overall compensation for the Company. Such compensation advances the interest of the Company by encouraging, and providing for, the acquisition of equity interests in the Company by directors, officers and other key associates, thereby aligning their interests with stockholders and providing them with a substantial motivation to enhance stockholder value. During the six months ended June 30, 2004, the Company issued 185,211 shares of restricted stock to certain officers and key associates of the Company.

Results of Operations — continued:

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the various issuances of restricted stock:

			Number of	Shares are
		Annual	Years for	100% Vested
	Shares	Vesting Rate	Vesting	on: (1)
Officers:
July 2001	234,000	15% - 30%	5	January 1, 2006
June 2002	58,000	15% - 30%	5	January 1, 2007
March 2003	40,407	25%	4	January 1, 2007
March 2003	30,000	15% - 30%	5	January 1, 2008
April 2004	100,000	20%	4	January 1, 2008
April 2004	35,000	20%	5	January 1, 2009
April 2004	50,211	14.3%	6	January 1, 2010

Total	547,618

Directors:
July 2001	5,000	50%	2	January 1, 2003
June 2002	6,000	50%	2	January 1, 2004
June 2003	6,000	50%	2	January 1, 2005

Total	17,000

(1)	The restricted stock shares automatically vest upon a change in the control of the Company.

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

In October 2003, under the terms of the Agreement, CTA exercised its right to convert its 80 percent limited partnership interest into shares of the Company’s common stock, and in February 2004, the Company issued 953,551 shares of common stock to CTA in a private transaction in exchange for CTA’s 80 percent limited partnership interest, increasing the Company’s direct or indirect ownership to 100 percent of the Partnership.

The Company recorded $116,000 in distributions from the Partnership during the six months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the Company recognized earnings of $26,000 and $66,000, respectively. The Company recognized $140,000 during the quarter ended June 30, 2003. The Company managed the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $96,000 in asset management fees during the six months ended June 30, 2004 and 2003, respectively. The Partnership paid the Company asset management fees of $47,000 during the quarter ended June 30, 2003. The Company did not recognize earnings or receive asset management fees from the Partnership subsequent to increasing its ownership in the Partnership to 100 percent in February 2004.

Shelf Registration Statement. On June 5, 2003, the Securities and Exchange Commission declared effective the Company’s shelf registration statement relating to the future offering of up to an aggregate of $600,000,000 of common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common stock. The Company believes the shelf registration statement provides the

Results of Operations — continued:

Company with more efficient and immediate access to capital markets when considered appropriate. As of June 30, 2004, $409,167,000 remained available for issuance under the shelf registration statement.

Property Analysis – Real Estate Held for Investment

General. Real estate held for investment is operated through NNN. As of June 30, 2004, NNN owned 346 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Bed Bath & Beyond, Best Buy, Borders, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. Approximately 97 percent of the gross leasable area of NNN’s portfolio of Investment Properties was leased at June 30, 2004. The following table summarizes NNN’s portfolio of Investment Properties:

	June 30,	December 31,	June 30,
	2004	2003	2003
Investment Properties Owned:
Number	346	348	349
Total gross leasable area (square feet)	8,103,000	7,907,000	6,799,000
Investment Properties Leased:
Number	333	337	338
Total gross leasable area (square feet)	7,827,000	7,669,000	6,589,000
Percent of total gross leasable area	97%	97%	97%
Weighted average remaining lease term (years)	11	11	12

The Company regularly evaluates its (i) portfolio of Investment Properties, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may decide to acquire or dispose of a given property or portfolio of properties.

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Acquisitions:
Number of properties	7	7	9	9
Gross leasable area (square feet)	205,000	200,000	364,000	249,000
Tenant improvements
Number of properties	—	—	1	2
Total dollars invested	$30,560	$25,813	$54,063	$35,602

In August 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area). Pursuant to the lease agreement, the Company has agreed to fund $27,244,000 for building, tenant improvements and other costs related to the lease, of which $19,893,000 had been funded as of June 30, 2004. These costs will be capitalized to building and improvements upon completion which is anticipated to be substantially complete by December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s credit facility. The properties include two office buildings containing an aggregate of 555,000 rentable square feet (505,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces.

Results of Operations — continued:

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

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Number of properties	8	2	9	9
Net sales proceeds	$12,179,000	$688,000	$14,003,000	$12,830,000
Net gain (loss)	$459,000	$(476,000)	$885,000	$(409,000)
Gross leasable area	64,000	8,000	71,000	98,000

The Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s revolving credit facility during the quarters and six months ended June 30, 2004 and 2003. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its nine properties sold during each of the six months ended June 30, 2004 and 2003, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the six months ended June 30, 2004 as discontinued operations. All properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued operations.

Property Analysis – Real Estate Held for Sale

General. The Company’s real estate held for sale is operated through Services, which directly and indirectly through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate in the 1031 exchange or other markets. As of June 30, 2004 and 2003, Services owned 23 and 26 properties, respectively, that were held for sale (“Inventory Properties”). The Inventory Properties consisted of nine completed inventory properties, nine properties under construction and five land parcels as of June 30, 2004, and 18 completed inventory properties, seven properties under construction and one land parcel as of June 30, 2003. Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings.

The following table summarizes the Inventory Property acquisitions:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Acquisitions:
Number of properties	9	16	13	17
Dollars invested	$14,041,000	$24,816,000	$23,097,000	$29,123,000
Total dollars invested in real estate held for sale	$25,959,000	$33,298,000	$40,081,000	$41,111,000

Results of Operations — continued:

Property Dispositions. The following table summarizes the number of properties sold and the corresponding gain recognized on the disposition of real estate held for sale included in earnings from continuing and discontinued operations of (dollars in thousands):

		Quarter Ended				Six Months Ended
		June 30,				June 30,
	2004		2003		2004		2003
	# of		# of		# of		# of
	Properties	Gain	Properties	Gain	Properties	Gain	Properties	Gain
Continuing operations(1)	3	$1,744	2	$2,778	4	$1,823	2	$2,829
Discontinued operations	—	—	6	643	3	3,300	8	1,575

	3	$1,744	8	$3,421	7	$5,123	10	$4,404

(1)	Includes the effects of intersegment eliminations.

During the quarters and six months ended June 30, 2004 and 2003, the Company used the proceeds from the sale of the Inventory Properties to pay down the outstanding indebtedness of the Company’s credit facility.

Revenue From Operations Analysis

General. During the quarters and six months ended June 30, 2004, the Company’s rental income increased primarily due to the acquisition of two office buildings in August 2003 (See “Results of Operations – Property Acquisitions”) and maintaining an occupancy rate 97% at June 30, 2004 and 2003. The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions over the next several years.

The following summarizes the Company’s revenues (dollars in thousands):

		Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
Rental income(1)	$28,399	85.4%	$21,210	86.8%	$55,417	86.9%	$42,874	91.2%
Real estate reimbursement from tenants	1,329	4.0%	281	1.1%	3,031	4.7%	960	2.1%
Gain on disposition of real estate held for sale	1,744	5.2%	2,778	11.4%	1,823	2.9%	2,829	6.0%
Interest from real estate transactions	1,788	5.4%	169	0.7%	3,498	5.5%	343	0.7%

Total operating revenue from continuing operations	$33,260	100%	$24,438	100%	$63,769	100%	$47,006	100%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Results of Operations — continued:

Revenue From Operations Analysis by Source of Income. Breaking down revenues into the Company’s two primary operating segments of revenue reveals similar trends. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has identified two primary sources of revenue: (i) NNN, which primarily derives earnings from real estate held for investment and (ii) Services, which primarily derives earnings from real estate held for sale. The following table summarizes the operating revenues from continuing operations (dollars in thousands):

		Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
NNN	$31,416	94.5%	$21,641	88.6%	$61,875	97.0%	$44,158	93.9%
Services	1,844	5.5%	2,085	8.5%	1,784	2.8%	2,085	4.4%
Eliminations	—	—	712	2.9%	110	0.2%	763	1.7%

Total revenue from continuing operating operations	$33,260	100.0%	$24,438	100.0%	$63,769	100.0%	$47,006	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Comparison of Quarter and Six Months Ended June 30, 2004 to Quarter and Six Months Ended June 30, 2003. Rental Income increased 29.3 percent for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, due to the addition of an aggregate gross leasable area of 1,520,000 square feet to the Company’s portfolio resulting from the acquisition of 23 Investment Properties and the completed construction of one Investment Property since June 30, 2003.

Rental Income increased 33.9 percent for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, due to the addition of an aggregate gross leasable area of 1520,000 square feet to the Company’s portfolio resulting from the acquisition of 23 Investment Properties and the completed construction of one Investment Property since June 30, 2003.

Real estate expenses reimbursed by tenants increased for the six months and quarter ended June 30, 2004, primarily due to the addition of real estate expenses reimbursed by tenants from the two office buildings and a related parking garage located in Arlington, Virginia acquired by the Company in August 2003 (See “Property Analysis – Real Estate Held for Investment”).

The gain on disposition of real estate held for sale which included in continuing operations, increased primarily due to the timing of sales of Inventory Properties. The Company disposed of three land parcels and two properties with a gross leasable area of 13,650 square feet during the six months ended June 30, 2004 and 2003, respectively. The Company disposed of two land parcels and two properties with a gross leasable area of 13,650 square feet during the quarter ended June 30, 2004 and 2003, respectively.

Interest from real estate transactions increased for the six months and quarter ended June 30, 2004, primarily due to the interest earned on the $45,200,000 mezzanine loan agreement entered into in October 2003.

Results of Operations – continued:

Expense Analysis

General. During the quarters and six months ended June 30, 2004 and 2003, operating expenses increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue. The following summarizes the Company’s expenses (dollars in thousands):

		Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
General and administrative	$5,399	33.5%	$5,328	59.5%	$11,307	38.7%	$9,831	49.9%
Real estate	3,280	20.4%	551	6.2%	6,256	21.4%	1,532	7.8%
Depreciation and amortization	4,238	26.3%	3,072	34.3%	8,444	28.9%	5,938	30.1%
Dissenting shareholders’ settlement	—	—	—	—	—	—	2,413	12.2%
Transition costs	3,200	19.8%	—	—	3,200	11.0%	—	—

Total operating expenses from continuing operations	$16,117	100%	$8,951	100%	$29,207	100%	$19,714	100%

Comparison of Quarter and Six Months Ended June 30, 2004 to Quarter and Six Months Ended June 30, 2003. In general, operating expenses increased 48.2 percent for the six months ended June 30, 2004, over the six months ended June 30, 2003, and increased as a percentage of total revenues by 3.9 percent to 45.8 percent. During the quarters ended June 30, 2004 and 2003, operating expenses increased 80.0 percent, and increased as a percentage of total revenues by 11.9 percent to 48.5 percent.

General and administrative expenses increased 15.0 percent for the six months ended June 30, 2004, but decreased as a percentage of total revenues by 3.2 percent to 17.7 percent. General and administrative expenses increased 1.3 percent for the quarters ended June 30, 2004, but decreased as a percentage of total revenues by 5.6 percent to 16.2 percent. General and administrative expenses increased for the quarter and six months ended June 30, 2004, primarily as a result of increases in expenses related to personnel compensation and insurance. This increase is partially offset by a decrease in professional services.

Real estate expenses increased for the quarter and six months ended June 30, 2004, primarily due to the August 2003 acquisition of two office buildings and a related parking garage in the Washington D.C. metropolitan area. Real estate expenses increased as a percentage of total revenue by 7.6 percent to 9.9 percent and by 6.5 percent to 9.8 percent, for the quarter and six months ended June 30, 2004, respectively (See “Property Analysis – Real Estate Held for Investment”).

Depreciation and amortization expense increased 42.2 percent for the six months ended June 30, 2004, and increased 0.6% to 13.2 percent of total revenues for the six months ended June 30, 2004. Depreciation and amortization expense increased 38.0 percent for the quarter ended June 30, 2004, and increased 0.1% to 12.7 percent of total revenues for the quarter ended June 30, 2004. The increase in depreciation and amortization expense for the six months and quarter ended June 30, 2004, is primarily attributable (i) the depreciation on the acquisition of 23 additional Investment Properties and the completed construction of one Investment Property, (ii) the amortization of loan costs related to the amended credit facility and (iii) the amortization of additional lease costs. The increase is partially offset by the disposition of nine Investment Properties during each of the six months ended June 30, 2004 and 2003, respectively.

During the six months ended June 30, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the lawsuit that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001.

Results of Operations – continued:

During the quarter and six months ended June 30, 2004, the Company recorded a transition cost of $3,200,000 including severance, accelerated vesting, and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004. James M. Seneff, Jr. remained as Chairman of the Board of Directors.

Analysis of Other Expenses and Revenues

General. During the quarters and six months ended June 30, 2004 and 2003, interest and other income and interest expense increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue and expenses. The following summarizes the Company’s other expenses (revenues) (dollars in thousands):

		Quarter Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
Interest and other income	$(789)	(11.3%)	$(1,338)	(24.3%)	$(1,869)	(14.0%)	$(2,208)	(20.0%)
Interest expense	7,746	111.3%	6,836	124.3%	15,208	(114.0%	13,228	120.0%

Total other expenses (revenues) from continuing operations	$6,957	100%	$5,498	100%	$13,339	100%	$11,020	100%

Comparison of Quarter and Six Months Ended June 30, 2004 to Quarter and Six Months Ended June 30, 2003. In general, other expenses (revenues) increased 21.0 percent for the six months ended June 30, 2004, over the six months ended June 30, 2003, but decreased as a percentage of total revenues by 2.5 percent to 20.9 percent. During the quarters ended June 30, 2004 and 2003, other expenses increased 26.5 percent, but decreased as a percentage of total revenues by 1.6 percent to 20.9 percent.

Interest and other income decreased 15.4 percent for the six months ended June 30, 2004, and decreased as a percentage of total revenues by 1.8 percent to 2.9 percent. Interest and other income decreased 41.0 percent for the quarters ended June 30, 2004, and decreased as a percentage of total revenues by 3.1 percent to 2.4 percent. Interest and other income decreased for the six months and quarter ended June 30, 2004, primarily as a result of fee income received in the quarter ended June 30, 2003 and recognition of excess notes receivable reserves in the quarter and six months ended June 30, 2003. This decrease, however, was offset by increased borrowing levels by the Company’s unconsolidated affiliates.

Interest expense increased 15.0 percent for the six months ended June 30, 2004, but decreased as a percentage of total revenues by 4.3 percent to 23.8 percent for the six months ended June 30, 2004. Interest expense increased 13.3 percent for the quarter ended June 30, 2004, but decreased as a percentage of total revenues by 4.7 percent to 23.3 percent for the quarter ended June 30, 2004. The increase in interest expense for the six months ended June 30, 2004, was primarily attributable to the addition of the $95,000,000 fixed rate mortgage loan entered into in November 2003. The Company entered into the mortgage loan as a means of reducing floating interest rate risk. However, the increase in interest expense was partially offset by a decrease in the average interest rates and lower average debt outstanding on the Company’s variable interest rate debt.

Unconsolidated Affiliates

During the six months ended June 30, 2004 and 2003, the Company recognized equity in earnings of unconsolidated affiliates of $2,539,000 and $1,882,000, respectively, $1,286,000 and $862,000 of which was recognized during the quarters ended June 30, 2004 and 2003, respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income earned on the affiliates’ investments in mortgage loans.

Earnings from Discontinued Operations

The Company has recorded discontinued operations by the defined Company segments: (i) real estate held for investment and (ii) real estate held for sale. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its nine investment properties sold during each of the six months ended June 30, 2004 and 2003, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the six months ended June 30, 2004 as discontinued operations. In addition, the Company has also classified the revenues and expenses related to the three and eight held for sale properties that were sold during 2004 and 2003, respectively, and which generated rental revenues up through June 30, 2004 as discontinued operations. In addition, the Company also classified the revenues and expenses related to its nine properties held for sale that generated rental revenues as of June 30, 2004, as discontinued operations. The Company has reclassified the revenues and expenses related to all held for investment properties and Services’ properties which generated rental revenue and were sold subsequent to December 31, 2001, the effective date of SFAS No. 144, as discontinued operations. Also, the Company has classified all revenues and expenses from properties that were held for sale and have generated rental revenues as discontinued operations.

During the quarters and six months ended June 30, 2004 and 2003, the Company recognized earnings from discontinued operations of (dollars in thousands):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Real estate, held for investment	$676	$477	$1,467	$1,651
Real estate, held for sale	205	735	2,456	1,628

	$881	$1,212	$3,923	$3,279

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

The Company entered into a forward starting interest rate swap in February 2004 and terminated the swap effective June 2004 for a swap gain of $4,148,000. The Company had no outstanding derivatives as of June 30, 2004 and December 31, 2003.

The information in the table below summarizes the Company’s market risks associated with its debt obligations and interest rate derivatives outstanding as of June 30, 2004 and December 31, 2003. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations and interest rate derivatives outstanding as of June 30, 2004. The variable interest rates shown represent the weighted average rates for the credit facility at the end of the periods. As the table incorporates only those exposures that exist as of June 30, 2004 and December 31, 2003, it does not consider those exposures or positions which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

Debt Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Variable rate credit facility	$—	$—	$37,300	$—	$—	$—	$37,300
Average interest rate	—	—	(1)	—	—	—
Variable rate term note	$20,000	$—	$—	$—	$—	$—	$20,000
Average interest rate	(2)	—	—	—	—	—	—
Fixed rate mortgages	$2,103	$4,457	$24,051	$9,063	$1,469	$122,889	$164,032
Average interest rate	6.28%	6.24%	6.04%	5.96%	5.89%	6.97%
Fixed rate notes	$—	$—	$—	$—	$100,000	$220,000	$320,000
Average interest rate	6.90%	6.90%	6.90%	6.90%	6.82%	6.54%

(1)	Interest rate varies based upon a tiered rate structure ranging from 70 basis points above LIBOR to 135 basis points above LIBOR based upon the debt rating of the Company.

(2)	Interest rate varies based upon a tiered rate structure ranging from 155 basis points above LIBOR to 225 basis points above LIBOR based upon the debt rating of the Company.

	June 30, 2004			December 31, 2003
	(dollars in thousands)			(dollars in thousands)
		Weighted			Weighted
		Average			Average
		Interest	Fair		Interest	Fair
Debt Obligations	Total	Rate	Value	Total	Rate	Value
Variable rate credit facility	$37,300	2.37%	$37,300	$27,800	2.41%	$27,800
Variable rate term note	$20,000	2.89%	$20,000	$20,000	3.01%	$20,000
Fixed rate mortgages	$164,032	6.25%	$164,032	$149,861	6.68%	$149,861
Fixed rate notes (1)	$320,000	7.64%	$365,607	$270,000	7.71%	$295,488

(1)	Excludes unamortized note discount and unamortized interest rate hedge gain.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation. The Company carried out an evaluation as of June 30, 2004, of the effectiveness of the design and operation of its disclosure controls and procedures, which the Company refers to as disclosure controls. This evaluation was done under the supervision and the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“Commission”) require that the Company present the conclusions of the CEO and CFO about the effectiveness of the Company’s disclosure controls as of the end of the period covered by this report.

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

Limitations on the Effectiveness of Controls. Management, including the Company’s CEO and CFO, do not expect that our disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; overtime, controls may become inadequate because of changes in conditions,

ITEM 4. CONTROLS AND PROCEDURES – CONTINUED:

or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the evaluation, the Company’s CEO and CFO have concluded that, as of June 30, 2004 and subject to the limitations noted above, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management.

During the six months ended June 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Changes in Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3 to the Registrant’s Current Annual Report on Form 8-K dated July 15, 2004 and incorporated herein by reference).

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplement Indenture No. 5 dated June 19, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the

Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

10.2	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.3	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.4	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.5	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.6	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

10.7	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.8	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)	The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

1.	May 6, 2004 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Financial Condition) a press release announcing its results of operations and financial condition for the quarter ended March 31, 2004.

2.	June 18, 2004 for the purpose of filing under Items 5 (Other Events) and 7 (Financial Statements and Commitments) certain exhibits in connection with the Registrant’s offering of an aggregate principal amount of $150,000,000 of its 6.25% notes due 2014.

3.	July 28, 2004 for the purpose of filing under Items 7 (Financial Statements and Exhibits) and 12 (Results of Operations and Finial Condition) a press release announcing its results of operations and financial condition for the quarter and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of August, 2004.

COMMERCIAL NET LEASE REALTY, INC.

By: /s/ Craig Macnab

        Craig Macnab
        Chief Executive Officer and President

By: /s/ Kevin B. Habicht

        Kevin B. Habicht
        Chief Financial Officer and Director