Form 10-Q
period 2004-09-30
COMMERCIAL NET LEASE REALTY INC
filed 2004-11-04
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from                     to                    .

Commission File Number 001-11290

COMMERCIAL NET LEASE REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employment Identification No.)

450 South Orange Avenue, Orlando, Florida 32801
(Address of principal executive offices, including zip code)

(407) 265-7348
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

51,970,276 shares of common stock, $0.01 par value, outstanding as of October 29, 2004.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003
ASSETS
Real estate, held for investment:
Accounted for using the operating method, net of accumulated depreciation and amortization of $58,481 and $48,863, respectively	$966,775	$887,124
Accounted for using the direct financing method	105,597	102,970
Real estate, held for sale, net of accumulated depreciation of $82 and $246, respectively	63,521	45,822
Investments in and other receivables from unconsolidated affiliates	31,997	39,606
Line of credit and accrued interest receivable from related party, net of unamortized loan origination fees of $17 and $70, respectively	26,983	16,530
Mortgages, notes and accrued interest receivable, net of allowance of $903 and $979, respectively	62,287	68,423
Cash and cash equivalents	16,921	5,335
Receivables, net of allowance of $840 and $1,564, respectively	6,730	4,740
Accrued rental income, net of allowance of $1,413 and $1,320, respectively	28,478	25,322
Debt costs, net of accumulated amortization of $7,771 and $6,714, respectively	4,218	3,776
Other assets	13,029	11,596
Deferred tax asset	1,296	2,534

Total assets	$1,327,832	$1,213,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$28,000	$27,800
Mortgages payable	160,745	149,861
Notes payable, net of unamortized discount of $871 and $530, respectively, and an unamortized interest rate hedge gain of $4,057 and $288, respectively	343,186	289,758
Financing lease obligation	26,041	—
Accrued interest payable	5,436	3,820
Other liabilities	9,691	11,508

Total liabilities	573,099	482,747

Minority interest	1,937	277
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares Series A, 1,781,589 and 1,781,645 shares issued and outstanding, at September 30, 2004 and December 31, 2003, respectively; stated liquidation value of $25 per share	44,540	44,541
Series B convertible, 10,000 shares issued and outstanding, at September 30, 2004 and December 31, 2003; stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 51,883,754 and 50,001,898 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	518	500
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	722,380	691,704
Accumulated dividends in excess of net earnings	(35,778)	(28,167)
Deferred compensation	(3,864)	(2,824)

Total stockholders’ equity	752,796	730,754

	$1,327,832	$1,213,778

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental income from operating leases	$25,454	$22,756	$75,027	$59,862
Earned income from direct financing leases	2,780	2,727	8,353	8,227
Real estate expense reimbursement from tenants	899	1,562	3,927	2,519
Gain on disposition of real estate, held for sale	2,413	—	4,162	2,066
Interest and other income from real estate transactions	1,893	735	5,441	1,194

	33,439	27,780	96,910	73,868

Operating expenses:
General and administrative	5,848	5,552	17,151	15,382
Real estate	2,854	2,473	9,098	3,995
Depreciation and amortization	4,403	3,440	12,807	9,337
Dissenting shareholders’ settlement	—	—	—	2,413
Transition costs	52	—	3,252	—

	13,157	11,465	42,308	31,127

Earnings from operations	20,282	16,315	54,602	42,741

Other expenses (revenues):
Interest and other income	(1,238)	(573)	(3,057)	(2,665)
Interest expense	8,594	6,763	23,802	19,992

	7,356	6,190	20,745	17,327

Earnings from continuing operations before provision for income taxes, minority interest and equity in earnings of unconsolidated affiliates	12,926	10,125	33,857	25,414
Provision for income taxes	642	922	1,824	2,275

Earnings from continuing operations before minority interest and equity in earnings of unconsolidated affiliates	13,568	11,047	35,681	27,689
Minority interest	(1,342)	27	(1,009)	27

Earnings from continuing operations before equity in earnings of unconsolidated affiliates	12,226	11,074	34,672	27,716
Equity in earnings of unconsolidated affiliates	1,155	1,580	3,694	3,462

Earnings from continuing operations	13,381	12,654	38,366	31,178
Earnings from discontinued operations:
Real estate, held for investment	862	1,489	2,546	3,361
Real estate, held for sale, net of provision for income taxes	2,762	1,241	5,096	3,343

	3,624	2,730	7,642	6,704

Net earnings	17,005	15,384	46,008	37,882
Series A preferred stock dividends	(1,002)	(1,002)	(3,006)	(3,005)
Series B convertible preferred stock dividends	(418)	(84)	(1,256)	(84)

Earnings available to common stockholders — basic	15,585	14,298	41,746	34,793
Series B convertible preferred stock dividends	—	84	—	84

Earnings available to common stockholders — diluted	$15,585	$14,382	$41,746	$34,877

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings per share of common stock:
Basic:
Continuing operations	$0.23	$0.26	$0.66	$0.68
Discontinued operations	0.07	0.06	0.15	0.16

Net earnings	$0.30	$0.32	$0.81	$0.84

Diluted:
Continuing operations	$0.23	$0.26	$0.66	$0.67
Discontinued operations	0.07	0.06	0.15	0.16

Net earnings	$0.30	$0.32	$0.81	$0.83

Weighted average number of common shares outstanding:
Basic	51,672,012	44,368,735	51,288,732	41,755,975

Diluted	51,969,340	45,403,830	51,590,336	42,259,338

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$46,008	$37,882
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	660	855
Depreciation and amortization	13,613	9,707
Amortization of notes payable discount	99	108
Amortization of deferred interest rate hedge gain	(379)	(444)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(3,954)	(3,691)
Minority interest	1,660	132
Gain on disposition of real estate held for investment	(1,138)	(287)
Deferred income taxes	1,238	(228)
Transition expense	3,252	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, held for sale	(58,728)	(51,954)
Proceeds from disposition of real estate, held for sale	56,033	36,413
Gain on disposition of real estate, held for sale	(14,930)	(5,474)
Decrease in real estate leased to others using the direct financing method	2,038	1,770
Increase in mortgages, notes and accrued interest receivable	(1,490)	(2,591)
Increase in receivables	(1,973)	(1,453)
Increase in accrued rental income	(3,068)	(4,095)
Increase in other assets	(938)	(186)
Decrease in accrued interest payable	1,587	773
Decrease (increase) in other liabilities	(1,254)	2,959

Net cash provided by operating activities	38,336	20,196

Cash flows from investing activities:
Proceeds from the disposition of real estate, held for investment	19,674	25,138
Additions to real estate held for investment accounted for using the operating method	(80,036)	(187,128)
Investment in unconsolidated affiliates	—	(9,362)
Distributions received from unconsolidated affiliates	7,207	3,483
Increase in mortgages and notes receivable	(1,767)	(2,891)
Mortgage and notes payments received	9,339	1,178
Increase in mortgages and other receivables from unconsolidated affiliates	(89,500)	(84,900)
Payments received on mortgages and other receivables from unconsolidated affiliates	79,100	92,000
Business combination, net of cash acquired	1,068	—
Payment of lease costs	(1,427)	(2,685)
Consideration due to the dissenting shareholders in connection with the merger of Captec Net Lease Realty, Inc. (“Captec”) in December 2001	—	(13,278)
Other	(192)	(872)

Net cash used in investing activities	(56,534)	(179,317)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from financing activities:
Proceeds from line of credit payable	280,800	257,000
Repayment of line of credit payable	(280,600)	(168,200)
Repayment of mortgages payable	(5,180)	(2,185)
Proceeds from notes payable	149,560	—
Proceeds from forward starting interest rate swap	4,148	—
Repayment of notes payable	(100,000)	—
Payment of debt costs	(1,450)	(2,674)
Proceeds from financing lease obligation	26,041	—
Proceeds from issuance of Series B preferred stock	—	25,000
Proceeds from issuance of common stock	10,251	102,897
Payment of Series A preferred stock dividends	(3,006)	(3,007)
Payment of Series B convertible preferred stock dividends	(1,256)	(84)
Payment of common stock dividends	(49,382)	(40,671)
Stock issuance costs	(142)	(5,957)

Net cash provided by financing activities	29,784	162,119

Net increase in cash and cash equivalents	11,586	2,998
Cash and cash equivalents at beginning of period	5,335	2,025

Cash and cash equivalents at end of period	$16,921	$5,023

Supplemental disclosure of cash flow information — interest paid, net of amount capitalized	$23,856	$19,842

Supplemental disclosure of non-cash investing and financing activities:
Issued 204,711 and 76,407 shares of restricted common stock in 2004 and 2003, in pursuant to the Company’s 2000 Performance Incentive Plan, including grants in connection with transaction costs	$1,965	$1,141

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$—	$1

Acquisition of real estate held for investment and assumption of related mortgage payable	$6,952	$—

Disposition of real estate held for sale and transfer of related mortgage payable	$2,251	$—

Issued 953,551 shares of common stock in 2004 in exchange for a partnership interest	$17,450	$—

Mortgage note accepted in connection with the sale of real estate	$—	$2,605

Note accepted in connection with the termination of a lease	$—	$286

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended September 30, 2004 and 2003

1.	Basis of Presentation:

Organization and Nature of Business — Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” includes, unless otherwise noted, Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”).

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment is operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries (collectively, “NNN”). NNN directly, and indirectly through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail and office properties that are generally leased to established tenants under long-term commercial net leases. As of September 30, 2004, NNN owned 352 properties, located in 38 states, that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. The real estate held for sale is operated through Services. Services acquires and develops real estate directly and indirectly through investment interests primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property (“Section 1031”) or to other purchasers with different investment objectives.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date and have been restated to include the consolidated financial information of Services. Services is included in the consolidated financial statements due to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (see “Principles of Consolidation”).

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2003.

Principles of Consolidation — Effective January 1, 2004, the Company implemented FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”) and under the guidelines of this interpretation, Services met the criteria of a variable interest entity which requires consolidation by NNN. Accordingly, effective January 1, 2004, NNN consolidated Services and all prior period comparable condensed consolidated financial statements have been restated to include Services as a consolidated subsidiary. The adoption of

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

1.	Basis of Presentation — continued:

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

The Company holds a variable interest in, but is not the primary beneficiary of CNL Plaza Ltd. and CNL Commercial Finance, Inc., both of which are variable interest entities. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. and CNL Commercial Finance, Inc. as of September 30, 2004, is $6,297,000 and $26,983,000, respectively.

A wholly-owned subsidiary of Services, CNLRS Equity Ventures, Inc. and its wholly-owned subsidiary (“Equity Ventures”), develops real estate through various joint venture development affiliate agreements. Equity Ventures consolidates the joint venture development entities listed in the table below, eliminating significant intercompany balances and transactions and recording a minority interest for its partners’ ownership percentage. The following table summarizes each of the investments as of September 30, 2004:

Date of			Equity Ventures’
Agreement	Entity Name	Agreement Type	Ownership %
November 2002	WG Grand Prairie TX, LLC	Limited Liability Company	90%
December 2002	Jackson Property Associates, GP	Partnership	50%
February 2003	KK-Seminole FL, LLC	Limited Liability Company	40%
February 2003	Centres Florence, LLC	Limited Liability Company	40%
February 2003	Gator Pearson, LLC	Limited Liability Company	50%
April 2003	MAC Boise ID, LLC	Limited Liability Company	60%
June 2003	CNLRS WG Grapevine TX, LLC	Limited Liability Company	60%
January 2004	CNLRS WG Crowley TX, LLC	Limited Liability Company	60%
February 2004	CNLRS Yosemite Park CO, LLC	Limited Liability Company	50%
September 2004	CNLRS Bismarck ND, LLC	Limited Liability Company	50%

Real Estate Held for Sale — Services acquires, develops, and currently owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by Services. Services records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by Services includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Rental income is recognized without regard to future potential rent increases and the asset is not depreciated. When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in earnings. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Services classifies its real estate held for sale as discontinued operations when rental revenues are generated (see

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

1.	Basis of Presentation — continued:

Note 2). When such real estate held for sale has not generated rental revenues, gains on disposition are reflected as operating revenues.

Investment in Unconsolidated Affiliates — The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 3). The Company exercises significant influence over these unconsolidated affiliates, but does not control them.

Income Taxes — Effective January 1, 2001, NNN elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. Certain activities of the Company which occur within Services are therefore subject to federal and state income taxes (See “Real Estate Held for Sale”).

Income taxes arising from Services are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share — Earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net income per common share is computed by dividing net earnings available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the periods.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

1.	Basis of Presentation — continued:

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding used in basic earnings per share	51,672,012	44,368,735	51,288,732	41,755,975
Effect of dilutive securities:
Common stock options	297,328	1,035,095	301,604	503,363

Weighted average number of common shares outstanding used in diluted earnings per share	51,969,340	45,403,830	51,590,336	42,259,338

The following represents the number of shares of potentially issuable common stock which were not included in computing diluted earnings per common share because their effects were antidilutive:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Common stock options	—	398,500	—	514,700
10,000 shares of Series B convertible preferred stock	1,293,996	—	1,293,996	—

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

1.	Basis of Presentation — continued:

Stock-Based Compensation — The Company has a stock-based employee compensation plan. Prior to 2003, the company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Awards under the Company’s plan vest over periods ranging from two to six years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings available to common stockholders — basic, as reported:	$15,585	$14,298	$41,746	$34,793
Add: Stock-based employee compensation expense included in reported net earnings	5	6	15	19
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(19)	(10)	(58)	(32)

Pro forma net earnings available to common stockholders — basic	$15,571	$14,294	$41,703	$34,780

Net earnings available to common stockholders — diluted, as reported:	$15,585	$14,382	$41,746	$34,877
Add: Stock-based employee compensation expense included in reported net earnings	5	6	15	19
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(19)	(10)	(58)	(32)

Pro forma net earnings available to common stockholders — diluted	$15,571	$14,378	$41,703	$34,864

Earnings available to common stockholders per common share as reported:
Basic	$0.30	$0.32	$0.81	$0.84

Diluted	$0.30	$0.32	$0.81	$0.83

Pro forma earnings available to common stockholders per common share:
Basic	$0.30	$0.32	$0.81	$0.83

Diluted	$0.30	$0.32	$0.81	$0.82

Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

1.	Basis of Presentation — continued:

America. Significant estimates include asset reserves, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification — Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Real Estate Held for Sale:

Real estate held for sale consisted of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Inventory:
Land	$14,683	$13,644
Building	16,099	16,883

	30,782	30,527
Under construction:
Land	12,066	7,226
Work in process	20,673	8,069

	32,739	15,295

	$63,521	$45,822

The following table summarizes the number of properties sold and the corresponding gain recognized on the disposition of real estate held for sale included in earnings from continuing and discontinued operations of (dollars in thousands):

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
	# of		# of		# of		# of
	Properties	Gain	Properties	Gain	Properties	Gain	Properties	Gain
Continuing operations	1	$2,413	—	$—	6	$4,162	2	$2,066
Discontinued operations(1)	5	7,394	7	1,070	8	10,768	15	3,408

	6	$9,807	7	$1,070	14	$14,930	17	$5,474

(1)	Includes the effects of intersegment eliminations.

3.	Investments in Unconsolidated Affiliates:

In September 1997, the Company entered into a partnership, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”). Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right, and, based on the terms of and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

3.	Investments in Unconsolidated Affiliates — continued:

2004 in exchange for CTA’s 80 percent limited partnership interest, increasing the Company’s ownership in the Partnership to 100 percent. Net income and losses of the Partnership were allocated to the partners in accordance with their respective percentage interest during the Partnership’s term.

The Company received $116,000 in distributions from the Partnership during the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the Company recognized earnings of $26,000 and $205,000, respectively. The Company recognized earnings of $65,000 during the quarter ended September 30, 2003. The Company managed the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $142,000 in asset management fees during the nine months ended September 30, 2004 and 2003, respectively. The Partnership paid the Company asset management fees of $46,000 during the quarter ended September 30, 2003. The Company did not recognize earnings or receive asset management fees from the Partnership subsequent to increasing its ownership in the Partnership to 100 percent in February 2004.

Since June 2001, the Company has entered into five limited liability company (“LLC”) agreements with CNL Commercial Finance, Inc. (“CCF”), a related party. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests using the equity method of accounting. During the nine months ended September 30, 2004 and 2003, the Company received $6,959,000 and $2,850,000, respectively, in distributions. For the nine months ended September 30, 2004 and 2003, the Company recognized $3,886,000 and $3,282,000 of earnings, respectively, $1,235,000 and $1,262,000 of which was recognized during the quarters ended September 30, 2004 and 2003, respectively, from the LLCs. In 2003, in connection with a loan to CCF, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000, in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”). The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr., and Robert A. Bourne, each a member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation to the Company is $6,458,000, plus interest. Interest on the note accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in November 2004. The fair value of the guarantee is $73,000. During the nine months ended September 30, 2004 and 2003, the Company received $248,000 and $224,000 in distributions from Plaza. For the nine months ended September 30, 2004 and 2003, the Company recognized a loss of $169,000 and $137,000, respectively, of which a loss of $56,000 and $40,000 was recognized during the quarters ended September 30, 2004 and 2003, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, other affiliates of James M. Seneff, Jr., a director of the Company, also lease office space from Plaza. The Company and other affiliates lease an aggregate of 64 percent of the 346,000 square foot office building. During the nine months ended

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

3.	Investments in Unconsolidated Affiliates — continued:

September 30, 2004 and 2003, the Company incurred rental expenses in connection with the lease of $760,000, and $748,000, respectively, $254,000 and $251,000 of which was incurred during the quarters ended September 30, 2004 and 2003, respectively. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the nine months ended September 30, 2004 and 2003, the Company earned $266,000 and $252,000, respectively, in rental and accrued rental income from these affiliates, $87,000 of which was earned during each of the quarters ended September 30, 2004 and 2003, respectively.

4.	Mortgages Payable:

In October 1997, the Partnership entered into a long-term, fixed rate loan for $12,000,000. The loan bears interest at a rate of 7.37% per annum with monthly principal and interest payments of $103,000 and the principal balance due in September 2007. The loan is secured by a first mortgage lien on certain of the Partnership’s properties. As of September 30, 2004, the aggregate carrying value of these properties totaled $28,998,000. The outstanding principal balance as of September 30, 2004, was $8,755,000.

In July 2002, Services entered into a long-term, fixed rate loan for $2,340,000. The loan bore interest at a rate of 7.42% per annum with monthly principal and interest payments of $18,000 and the principal balance due in July 2012. The loan was secured by a first mortgage lien on one property. In August 2004, the Company disposed of the property at which time the buyer assumed the loan.

In February 2004, the Company acquired a property subject to a mortgage securing loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of September 30, 2004, the aggregate carrying value of the property was $12,511,000. The outstanding principal balance as of September 30, 2004, was $6,753,000.

5.	Notes Payable:

In June 2004, the Company filed a prospectus supplement to its $600,000,000 shelf registration statement and issued $150,000,000 of 6.25% notes due June 2014 (the “2014 Notes”). The 2014 Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The 2014 Notes were sold at a discount for an aggregate purchase price of $149,560,000 with interest payable semi-annually commencing on December 15, 2004. The discount of $440,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. In connection with the debt offering, the Company entered into a forward starting interest rate swap agreement in February 2004 which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method. The effective interest rate of the 2014 Notes, including the effects of the discount and swap gain, is 5.91%. The 2014 Notes are redeemable at the option of the Company, in whole or in part, at a redemption

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

5.	Notes Payable — continued:

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

6.	Financing Lease Obligation:

In July 2004, the Company sold five investment properties for approximately $26,041,000 and subsequently leased the properties back under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate,” the Company has recorded this transaction as a financing transaction. The 10-year financing lease bears an interest rate of 5.00% annually with monthly interest payments of $109,000 and matures in June 2014 unless either the put or call option is exercised. The five properties have a monthly base rent of $158,000 and a carrying value of $18,557,000 as of September 30, 2004.

7.	Transition Costs:

During the quarter and nine months ended September 30, 2004, the Company recorded transition costs of $52,000 and $3,252,000, respectively, including costs such as severance, accelerated vesting and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004. James M. Seneff, Jr. remained as Chairman of the Board of Directors.

8.	Income Taxes:

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

The principal differences between Services’ effective tax rates for the quarters and nine months ended September 30, 2004 and 2003, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

8.	Income Taxes — continued:

The components of the net deferred tax asset consist of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003
Temporary differences:
Depreciation	$(241)	$(249)
Stock based compensation	(49)	13
Other	162	(97)
Net operating loss carryforward	1,424	2,867

Net deferred tax asset	$1,296	$2,534

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Services has 15 to 17 years, depending on the year the net operating loss was incurred, to use the net operating losses and eliminate the deferred tax asset created since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of September 30, 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

8.	Income Taxes — continued:

The income tax (expense) benefit has been allocated to earnings (loss) from continuing operations and to earnings (loss) from discontinued operations for the quarters and nine months ended September 30, 2004 and 2003. The income tax (expense) benefit consists of the following components for the quarters and nine months ended September 30, 2004 and 2003 (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss from continuing operations of Services before income taxes	$(1,691)	$(2,428)	$(5,108)	$(5,993)
Provision for income taxes:
Current:
Federal	—	—	—	—
State and local	—	—	—	—
Deferred:
Federal	540	776	1,536	1,915
State and local	102	146	288	360

Total provision for income taxes	642	922	1,824	2,275

Services’ net loss from continuing operations	$(1,049)	$(1,506)	$(3,284)	$(3,718)

Net earnings from discontinued operations of Services before income taxes	$4,452	$2,000	$8,214	$5,389
Provision for income taxes:
Current:
Federal	—	—	—	—
State and local	—	—	—	—
Deferred:
Federal	(1,423)	(639)	(2,625)	(1,723)
State and local	(267)	(120)	(493)	(323)

Total provision for income taxes	(1,690)	(759)	(3,118)	(2,046)

Services’ net earnings from discontinued operations	$2,762	$1,241	$5,096	$3,343

Total Services’ net earnings (loss)	$1,713	$(265)	$1,812	$(375)

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

9.	Earnings from Discontinued Operations:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to its 14 investment properties sold during each of the nine months ended September 30, 2004 and 2003, respectively, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the nine months ended September 30, 2004 as discontinued operations. Revenues and expenses related to all real estate held for investment which was sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been classified as discontinued operations.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental income from operating leases	$573	$963	$1,378	$3,158
Earned income from direct financing leases	—	43	—	187
Real estate expense reimbursement from tenants	1	2	4	9
Interest and other income from real estate transactions	47	27	190	39

	621	1,035	1,572	3,393

Operating expenses:
General and administrative	(9)	3	(6)	15
Real estate	6	6	29	33
Depreciation and amortization	15	107	141	370

	12	116	164	418

Other expenses (revenues):
Interest and other income	—	—	—	(99)

	—	—	—	(99)

Earnings before gain on disposition of real estate	609	919	1,408	3,074
Gain on disposition of real estate	253	570	1,138	287

Earnings from discontinued operations from real estate held for investment	$862	$1,489	$2,546	$3,361

For the nine months ended September 30, 2004 and 2003, the Company has classified the revenues and expenses related to eight (out of a total of 14) and 15 (out of a total of 17), respectively, of its held for sale properties, which were sold subsequent to December 31, 2001, the effective date of SFAS No. 144 and which generated rental revenues, as discontinued operations. In addition, the Company also classified revenues and expenses related to its 12 properties that were held for sale and generated rental revenues as of September 30, 2004, as discontinued operations.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

9.	Earnings from Discontinued Operations — continued:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Rental income from operating leases	$604	$773	$1,753	$2,237
Real estate expense reimbursement from tenants	78	6	168	11
Gain on disposition of real estate held for sale	7,394	1,070	10,768	3,408
Interest and other income from real estate transactions	—	—	81	15

	8,076	1,849	12,770	5,671

Operating expenses:
General and administrative	17	—	23	1
Real estate	84	14	242	25
Depreciation and amortization	1	(216)	1	—

	102	(202)	266	26

Other expenses:
Interest expense	149	51	645	256

	149	51	645	256

Earnings before provision for income taxes and minority interest	7,825	2,000	11,859	5,389
Provision for income taxes	(1,690)	(759)	(3,118)	(2,046)
Minority interest	(3,373)	—	(3,645)	—

Earnings from discontinued operations from real estate held for sale	$2,762	$1,241	$5,096	$3,343

10.	Derivatives:

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

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

10.	Derivatives — continued:

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. As of September 30, 2004, no derivatives were designated as fair value hedges. Additionally, the Company does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

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

In June 2004, the Company terminated its forward-starting interest rate swaps with a notional amount of $94,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate swaps when terminated was an asset of $4,148,000, which had been deferred in other comprehensive income. The hedged forecasted interest payments that were designated in the hedging relationships are still probable of occurring and therefore, the Company reclassified the $4,148,000 gain that was deferred in other comprehensive income as the hedged forecasted interest payments affect earnings. During the quarter and nine months ended September 30, 2004, the Company reclassified $78,000 and $91,000 respectively, to interest expense from unamortized interest rate hedge gain. The Company has no derivative financial instruments outstanding at September 30, 2004.

11.	Related Party Transactions:

For additional related party disclosures see Note 3 — Investments in Unconsolidated Affiliates.

In August 2004, a subsidiary of the Company facilitated the disposition of a property for an affiliate of James M. Seneff Jr. and Robert A. Bourne, each a member of the Company’s board of directors. In connection therewith, the Company received a $75,000 fee.

In March 2004, the $35,000,000 line of credit agreement between a subsidiary of the Company and CCF was extended until March 31, 2005. In May 2004, the line of credit agreement was amended to temporarily increase the available credit to $45,000,000 until September 2004, at which time the available credit decreased to $35,000,000. As of September 30, 2004, the $35,000,000 line of credit had an outstanding balance of $27,000,000, resulting in $8,000,000 available for future borrowings under the line of credit. During the nine months ended September 30, 2004 and 2003, the Company recognized $1,325,000 and $665,000, respectively, of interest and fee income in connection with the line of credit, of which $559,000 and $197,000 was recognized during the quarters ended September 30, 2004 and 2003, respectively.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

11.	Related Party Transactions — continued:

An affiliate of James M. Seneff, Jr., a director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $769,000 and $1,024,000 in fees relating to these services during the nine months ended September 30, 2004 and 2003, respectively, $242,000 and $322,000 of which was paid during the quarters ended September 30, 2004 and 2003, respectively.

The Company holds four mortgage loans with an original aggregate principal balance totaling $8,514,000 with affiliates of James M. Seneff, Jr., and Robert A. Bourne, each a member of the Company’s board of directors. The mortgage loans bear interest at a weighted average of 8.92%, with interest payable monthly or quarterly. As of September 30, 2004, the aggregate principal balance of the four mortgage loans, included in mortgages, notes and accrued interest on the balance sheet was $2,576,000. In connection therewith, during the nine months ended September 30, 2004 and 2003, the Company earned $187,000 and $213,000, respectively, of interest that is included within interest and other income from real estate transactions. The Company earned $62,000 and $69,000 of interest that is included within interest and other income from real estate transactions during the quarters ended September 30, 2004 and 2003, respectively.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
Nine Months Ended September 30, 2004 and 2003

12.	Segment Information:

The Company has identified two primary financial segments: (i) NNN, which primarily derives earnings from real estate held for investment and (ii) Services, which primarily derives earnings from real estate held for sale. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended September 30, 2004 and 2003 (dollars in thousands):

				Condensed
			Eliminations	Consolidated
	NNN	Services	(Intercompany)	Totals
2004
External revenues	$31,305	$3,372	$—	$34,677
Intersegment revenues	$1,327	$—	$(1,327)	$—
Net earnings	$17,005	$1,713	$(1,713)	$17,005
Total assets	$1,323,258	$113,291	$(108,717)	$1,327,832
2003
External revenues	$27,435	$918	$—	$28,353
Intersegment revenues	$533	$124	$(657)	$—
Net earnings	$15,384	$(265)	$265	$15,384
Total assets	$1,150,239	$97,401	$(88,965)	$1,158,675

The following table represents the segment data and reconciliation to the Company’s condensed consolidated totals for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

				Condensed
			Eliminations	Consolidated
	NNN	Services	(Intercompany)	Totals
2004
External revenues	$93,843	$6,125	$—	$99,968
Intersegment revenues	$2,663	$—	$(2,663)	$—
Net earnings	$46,008	$1,812	$(1,812)	$46,008
Total assets	$1,323,258	$113,291	$(108,717)	$1,327,832
2003
External revenues	$72,131	$4,402	$—	$76,533
Intersegment revenues	$2,404	$462	$(2,866)	$—
Net earnings	$37,882	$(375)	$375	$37,882
Total assets	$1,150,239	$97,401	$(88,965)	$1,158,675

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” The term “Company” includes, unless otherwise noted, Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified real estate investment trust (“REIT”) subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Although the management believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following: the ability of the Company to qualify as a real estate investment trust for federal income tax purposes; the ability of tenants to make payments under their respective leases, including the Company’s reliance on certain major tenants and the ability of the Company to re-lease properties that are currently vacant or that become vacant; the ability of the Company to locate suitable tenants for its properties; changes in real estate market conditions; changes in general economic conditions; the ability of the Company to repay debt financing obligations; the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company; continued availability of proceeds from the Company’s debt or equity capital; the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital; ability to sell properties at an attractive return; changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future; the ability of the Company to be in compliance with certain debt covenants; the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments); the ability of the Company to integrate office and industrial properties into existing operations that historically have been primarily focused on retail properties; the loss of any member of the Company’s management team; the ability of the Company to successfully implement its selective acquisition strategy or fully realize the anticipated benefits of renovation or development projects; the ability of the Company to integrate acquired properties and operations into existing operations; and recent changes in tax legislation provide favorable treatment for dividends for regular companies, but not generally dividends from real estate investment trusts. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

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

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment (the “Investment Properties”) and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries (collectively, “NNN”). NNN directly, and indirectly through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail and office properties that are generally leased to established tenants under long-term commercial net leases. As of September 30, 2004, NNN owned 352 Investment Properties, located in 38 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. In addition to the Investment Properties, as of September 30, 2004, the

Overview — continued:

Company has $46,663,000 in structured finance investments. The real estate held for sale is operated through Services. Services, directly and indirectly through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property (“Section 1031”) or to other purchasers with different investment objectives.

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for NNN include such items as: the composition of NNN’s portfolio of Investment Properties and structured finance investments (such as tenant, geographic and industry classification diversification); the occupancy rate of NNN’s portfolio of Investment Properties; certain financial ratios; and industry trends and performance compared to that of the Company. The key indicators for Services include such items as: certain profitability measures; transaction pipeline measures; and returns NNN receives on its invested capital in Services.

Liquidity

General. Historically, the Company’s demand for funds has been primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions, structured finance investments, capital expenditures and development, either directly or through investment interests, (iii) payment of principal and interest on its outstanding indebtedness and (iv) other investments.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of September 30, 2004. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2004. As the table incorporates only those exposures that exist as of September 30, 2004, it does not consider those exposures or positions which arise after that date.

	Expected Maturity Date
	(dollars in thousands)
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt(1)(2)	$554,786	$21,052	$4,407	$51,998	$9,006	$101,406	$366,917
Operating lease	13,383	287	1,165	1,200	1,236	1,273	8,222

Total contractual cash obligations(3)	$568,169	$21,339	$5,572	$53,198	$10,242	$102,679	$375,139

(1)	Includes amounts outstanding under the revolving credit facility, mortgages and notes payable and financing lease obligation and excludes unamortized note discounts and unamortized interest rate hedge gain.

(2)	Financing lease obligation includes a call and put option.

(3)	As of September 30, 2004, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity — Dividends”).

In connection with its acquisition of two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area), in August 2003, the Company has agreed to fund $27,244,000 for building, tenant improvements and other costs related to the lease, of which $22,024,000 had been funded as of September 30, 2004. These costs will be capitalized to building and improvements upon completion which is anticipated to occur, for the most part, by December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility. For a description of the acquisition, see “Results of Operations — Property Analysis — Real Estate Held for Investment” below.

In connection with the development of four properties by Services, the Company has agreed to fund construction commitments of $25,918,000, of which $21,234,000 has been funded as of September 30,

Liquidity — continued:

2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

The Company has also guaranteed 41.67 percent of a $15,500,000 promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $6,458,000 plus interest, and the guarantee shall continue through the loan maturity in November 2004.

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

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of September 30, 2004, the Company owns 15 vacant, unleased Investment Properties, which account for three percent of the total gross leasable area of the Company’s portfolio of Investment Properties. Additionally, two percent of the total gross leasable area of the Company’s portfolio of Investment Properties is leased to three tenants which have each filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, each of the tenants has the right to reject or affirm its leases with the Company.

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 2004 and 2003, the Company declared and paid dividends to its common stockholders of $49,382,000 and $40,672,000 respectively, or $0.965 and $0.960 per share of common stock. In October 2004, the Company declared dividends to its common shareholders of $16,890,000 or $0.325 per share of common stock, payable in November 2004.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the nine months ended September 30, 2004 and 2003, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $3,006,000 and $3,005,000, respectively, or $1.6875 per share of stock.

Liquidity — continued:

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the nine months ended September 30, 2004 and 2003, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $1,256,000 and $84,000, respectively, or $125.625 and $8.375 per share of stock.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Indebtedness. In February 2004, the Company acquired a property subject to a mortgage securing loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of September 30, 2004, the aggregate carrying value of the property was $12,511,000. The outstanding principal balance as of September 30, 2004, was $6,753,000.

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

In November 2001, the Company entered into an unsecured $70,000,000 term note, due November 30, 2004, to finance the acquisition of Captec Net Lease Realty, Inc. and for the repayment of indebtedness and related expenses in connection therewith. As of September 30, 2004, the term note had an

Liquidity — continued:

outstanding principal balance of $20,000,000. The Company anticipates it will use proceeds from its revolving credit facility to satisfy the note in November 2004.

Financing Lease Obligation. In July 2004, the Company sold five investment properties for approximately $26,041,000 and subsequently leased the properties back under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of SFAS No. 66 “Accounting for Sales of Real Estate,” the Company has recognized this as a financing transaction. The 10-year financing lease bears an interest rate of 5.00% annually with monthly interest payments of $109,000 and matures in June 2014 unless either the put or call option is exercised. The five properties have a monthly base rent of $158,000 and a carrying value of $18,557,000 as of September 30, 2004. The Company used the proceeds from two properties to reinvest in real estate and the remaining proceeds to pay down outstanding indebtedness of the Company’s credit facility.

Compensation Plan Equity Issuances. The Company believes that equity-based or equity-related compensation is an important element of overall compensation for the Company. Such compensation advances the interest of the Company by encouraging, and providing for, the acquisition of equity interests in the Company by directors, officers and other key associates, thereby aligning their interests with stockholders and providing them with a substantial motivation to enhance stockholder value. During the nine months ended September 30, 2004, the Company issued 204,711 shares of restricted stock to certain officers and key associates of the Company.

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the 2004 activity for restricted stock:

			Number of	Shares are
		Annual	Years for	100% Vested
	Shares	Vesting Rate	Vesting	on
Officers:
April 2004	100,000	20%	4	January 1, 2008
April 2004	35,000	20%	5	January 1, 2009
April 2004	50,211	14.3%	6	January 1, 2010
September 2004	15,000	14.3%	6	January 1, 2011

Total issued	200,211

June 2004	(28,926)
July 2004	(1,000)

Total cancelled	(29,926)

Directors:
August 2004	4,500	50%	2	January 1, 2006

Total issued	4,500

Investments in Unconsolidated Affiliates. In September 1997, the Company entered into a partnership, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”). Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right, and, based on the terms of and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004 in exchange for CTA’s 80 percent limited partnership interest, increasing the Company’s direct or indirect

Liquidity — continued:

ownership in the Partnership to 100 percent. Net income and losses of the Partnership are to be allocated to the partners in accordance with their respective percentage interest in the Partnership.

The Company recorded $116,000 in distributions from the Partnership during the nine months ended September 30, 2003. For the nine months ended September 30, 2004 and 2003, the Company recognized earnings of $26,000 and $205,000, respectively. The Company recognized earnings of $65,000 during the quarter ended September 30, 2003. The Company managed the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $142,000 in asset management fees during the nine months ended September 30, 2004 and 2003, respectively. The Partnership paid the Company asset management fees of $46,000 during the quarter ended June 30, 2003. The Company did not recognize earnings or receive asset management fees from the Partnership subsequent to increasing its ownership in the Partnership to 100 percent in February 2004.

Shelf Registration Statement. On June 5, 2003, the Securities and Exchange Commission declared effective the Company’s shelf registration statement relating to the future offering of up to an aggregate of $600,000,000 of common stock, preferred stock, depositary shares, debt securities and warrants exercisable for common stock. The Company believes the shelf registration statement provides the Company with more efficient and immediate access to capital markets when considered appropriate. As of September 30, 2004, $409,168,000 remained available for issuance under the shelf registration statement.

Results of Operations

Property Analysis — Real Estate Held for Investment

General. Real estate held for investment is operated through NNN. As of September 30, 2004, NNN owned 352 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, Jared Jewelers, OfficeMax, The Sports Authority and the United States of America. Approximately 97 percent of the gross leasable area of NNN’s portfolio of Investment Properties was leased at September 30, 2004. The following table summarizes NNN’s portfolio of Investment Properties:

	September 30,	December 31,	September 30,
	2004	2003	2003
Investment Properties Owned:
Number	352	348	348
Total gross leasable area (square feet)	8,250,000	7,907,000	7,336,000
Investment Properties Leased:
Number	337	337	338
Total gross leasable area (square feet)	7,965,000	7,669,000	7,133,000
Percent of total gross leasable area	97%	97%	97%
Weighted average remaining lease term (years)	10	11	11

The Company regularly evaluates its (i) portfolio of Investment Properties, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may decide to acquire or dispose of a given property or portfolio of properties.

Results of Operations — continued:

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Acquisitions:
Number of properties	11	4	20	13
Gross leasable area (square feet)	130,000	598,000	502,000	841,000
Tenant improvements Number of properties	—	5	1	6
Total dollars invested	$30,067,000	$153,883,000	$84,129,000	$189,485,000

In August 2003, the Company acquired two office buildings and a related parking garage located in Arlington, Virginia (the Washington, D.C. metropolitan area). Pursuant to the lease agreement, the Company has agreed to fund $27,244,000 for building, tenant improvements and other costs related to the lease, of which $22,024,000 had been funded as of September 30, 2004. These costs will be capitalized to building and improvements upon completion which is anticipated to occur, for the most part, by December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s credit facility. The properties include two office buildings containing an aggregate of 555,000 rentable square feet (505,000 usable square feet for purposes of calculating rent) and a two-level garage with 1,079 parking spaces.

During the nine months ended September 30, 2004, the Company invested in $1,767,000 of structured finance investments, with a weighted average interest rate of 13.5%.

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

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Number of properties	5	5	14	14
Net sales proceeds	$5,670,000	$12,194,000	$19,674,000	$25,023,000
Net gain (loss)	$253,000	$570,000	$1,138,000	$161,000
Gross leasable area	21,000	247,000	92,000	345,000

The Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s revolving credit facility during the quarters and nine months ended September 30, 2004 and 2003. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its 14 properties sold during each of the nine months ended September 30, 2004 and 2003, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the nine months ended September 30, 2004 as discontinued operations. All properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued operations.

Results of Operations — continued:

Property Analysis — Real Estate Held for Sale

General. The Company’s real estate held for sale is operated through Services, which directly and indirectly through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate in the 1031 exchange or other markets. As of September 30, 2004 and 2003, Services owned 25 and 21 properties, respectively, that were held for sale (“Inventory Properties”). The Inventory Properties consisted of 13 completed inventory properties, 6 properties under construction, five land parcels and one ground lease as of September 30, 2004, and 14 completed inventory properties, six properties under construction and one land parcel as of September 30, 2003.

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings.

The following table summarizes the Inventory Property acquisitions:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Acquisitions:
Number of properties	8	4	23	21
Dollars invested	$8,476,000	$4,257,000	$32,484,000	$33,071,000
Completed construction:
Number of properties	4	2	4	4
Dollars invested	$11,762,000	$12,076,000	$11,762,000	$15,473,000
Total dollars invested in real estate held for sale	$15,924,000	$16,630,000	$56,917,000	$57,741,000

Property Dispositions. The following table summarizes the number of properties sold and the corresponding gain recognized on the disposition of real estate held for sale included in earnings from continuing and discontinued operations of (dollars in thousands):

	Quarter Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
	# of		# of		# of		# of
	Properties	Gain	Properties	Gain	Properties	Gain	Properties	Gain
Continuing operations	1	$2,413	—	$—	6	$4,162	2	$2,066
Discontinued operations(1)	5	7,394	7	1,070	8	10,768	15	3,408

	6	$9,807	7	$1,070	14	$14,930	17	$5,474

(1)	Includes the effects of intersegment eliminations.

During the quarters and nine months ended September 30, 2004 and 2003, the Company used the proceeds from the sale of the Inventory Properties to pay down the outstanding indebtedness of the Company’s credit facility.

Revenue From Operations Analysis

General. During the quarters and nine months ended September 30, 2004, the Company’s rental income increased primarily due to the acquisition of two office buildings in August 2003 (See “Results of Operations — Property Acquisitions”) and maintaining an occupancy rate of 97 percent at September 30, 2004 and 2003. The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions over the next several years.

Results of Operations — continued:

The following summarizes the Company’s revenues (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
Rental income(1)	$28,234	84.4%	$25,483	91.7%	$83,380	86.0%	$68,089	92.2%
Real estate expense reimbursement from tenants	899	2.7%	1,562	5.6%	3,927	4.1%	2,519	3.4%
Gain on disposition of real estate held for sale	2,413	7.2%	—	—	4,162	4.3%	2,066	2.8%
Interest and other income from real estate transactions	1,893	5.7%	735	2.7%	5,441	5.6%	1,194	1.6%

Total operating revenue from continuing operations	$33,439	100%	$27,780	100%	$96,910	100%	$73,868	100%

(1)	Includes rental income from operating leases and earned income from direct financing leases from continuing operations (“Rental Income”).

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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
NNN	$30,918	92.5%	$27,241	98.1%	$92,570	95.5%	$71,190	96.4%
Services	2,521	7.5%	539	1.9%	4,340	4.5%	2,678	3.6%

Total operating revenue from continuing operations	$33,439	100%	$27,780	100%	$96,910	100%	$73,868	100%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Comparison of Quarter and Nine Months Ended September 30, 2004 to Quarter and Nine Months Ended September 30, 2003. Rental Income increased 22.5 percent for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, due to the addition of an aggregate gross leasable area of 1,702,000 square feet to the Company’s portfolio resulting from the acquisition of 33 Investment Properties and the completed construction of one Investment Property since September 30, 2003.

Rental Income increased 10.8 percent for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, due to the addition of an aggregate gross leasable area of 1,702,000 square feet to the Company’s portfolio resulting from the acquisition of 33 Investment Properties and the completed construction of one Investment Property since September 30, 2003.

Results of Operations — continued:

Real estate expenses reimbursed by tenants increased for the nine months ended September 30, 2004, primarily due to the addition of real estate expenses reimbursed by tenants from the two office buildings and a related parking garage located in Arlington, Virginia acquired by the Company in August 2003 (See “Property Analysis — Real Estate Held for Investment”).

The gain on disposition of real estate held for sale included in continuing operations, increased primarily due to the timing of sales of Inventory Properties. The Company disposed of three land parcels and two land parcels and one property with a gross leasable area of 13,650 square feet during the nine months ended September 30, 2004 and 2003, respectively. The Company disposed of one land parcel during each quarter ended September 30, 2004 and 2003, respectively.

Interest from real estate transactions increased for the quarter and nine months ended September 30, 2004, primarily due to the interest earned on the $45,200,000 structured finance investments entered into since September 30, 2003.

Expense Analysis

General. During the quarters and nine months ended September 30, 2004 and 2003, operating expenses increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue. The following summarizes the Company’s expenses (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
General and administrative	$5,848	44.4%	$5,552	48.4%	$17,151	40.5%	$15,382	49.4%
Real estate	2,854	21.7%	2,473	21.6%	9,098	21.5%	3,995	12.8%
Depreciation and amortization	4,403	33.5%	3,440	30.0%	12,807	30.3%	9,337	30.0%
Dissenting shareholders’ settlement	—	—	—	—	—	—	2,413	7.8%
Transition costs	52	0.4%	—	—	3,252	7.7%	—	—

Total operating expenses from continuing operations	$13,157	100%	$11,465	100%	$42,308	100%	$31,127	100%

Comparison of Quarter and Nine Months Ended September 30, 2004 to Quarter and Nine Months Ended September 30, 2003. In general, operating expenses increased 35.9 percent for the nine months ended September 30, 2004, over the nine months ended September 30, 2003, and increased as a percentage of total revenues by 1.5 percent to 43.7 percent. During the quarters ended September 30, 2004 and 2003, operating expenses increased 14.8 percent, but decreased as a percentage of total revenues by 2.0 percent to 39.3 percent.

General and administrative expenses increased 11.5 percent for the nine months ended September 30, 2004, but decreased as a percentage of total revenues by 3.1 percent to 17.7 percent. General and administrative expenses increased 5.3 percent for the quarters ended September 30, 2004, but decreased as a percentage of total revenues by 2.5 percent to 17.5 percent. General and administrative expenses increased for the quarter and nine months ended September 30, 2004, primarily as a result of increases in expenses related to personnel. For the quarter and nine months ended September 30, 2004, this increase is partially offset by a decrease in state taxes paid by the Company. In addition, expenses related to professional services provided to the Company decreased for the nine months ended September 30, 2004.

Real estate expenses increased for the quarter and nine months ended September 30, 2004, primarily due to the August 2003 acquisition of two office buildings and a related parking garage in the Washington D.C. metropolitan area. Real estate expenses increased as a percentage of total revenue by 4.0 percent to

Results of Operations — continued:

9.4 percent, for the nine months ended September 30, 2004; however, real estate expenses as a percentage of revenue decreased by 0.4 percent to 8.5 percent for the quarter ended September 30, 2004 (See “Property Analysis — Real Estate Held for Investment”).

Depreciation and amortization expense increased 37.2 percent for the nine months ended September 30, 2004, and increased 0.6 percent to 13.2 percent of total revenues for the nine months ended September 30, 2004. Depreciation and amortization expense increased 28.0 percent for the quarter ended September 30, 2004, and increased 0.8 percent to 13.2 percent of total revenues for the quarter ended September 30, 2004. The increase in depreciation and amortization expense for the quarter and nine months ended September 30, 2004, is primarily attributable (i) the depreciation on the acquisition of 33 additional Investment Properties and the completed construction of one Investment Property since September 30, 2003, (ii) the amortization of loan costs related to the amended credit facility and (iii) the amortization of additional lease costs. The increase is partially offset by the disposition of 15 and 14 Investment Properties during each of the nine months ended September 30, 2004 and 2003, respectively.

During the nine months ended September 30, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the lawsuit that arose as a result of the merger with Captec Net Lease Realty, Inc. in December 2001.

During the quarter and nine months ended September 30, 2004, the Company recorded a transition cost of $52,000 and $3,252,000, respectively, including severance, accelerated vesting and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004. James M. Seneff, Jr. remained as Chairman of the Board of Directors.

Analysis of Other Expenses and Revenues

General. During the quarters and nine months ended September 30, 2004 and 2003, interest and other income and interest expense increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total
Interest and other income	$(1,238)	(16.8)%	$(573)	(9.3)%	$(3,057)	(14.7)%	$(2,665)	(15.4)%
Interest expense	8,594	116.8%	6,763	109.3%	23,802	114.7%	19,992	115.4%

Total other expenses (revenues) from continuing operations	$7,356	100%	$6,190	100%	$20,745	100%	$17,327	100%

Comparison of Quarter and Nine Months Ended September 30, 2004 to Quarter and Nine Months Ended September 30, 2003. In general, other expenses (revenues) increased 19.7 percent for the nine months ended September 30, 2004, over the nine months ended September 30, 2003, but decreased as a percentage of total revenues by 2.1 percent to 21.4 percent. During the quarters ended September 30, 2004 and 2003, other expenses increased 18.8 percent, but decreased as a percentage of total revenues by 0.3 percent to 22.0 percent.

Interest and other income increased 14.7 percent for the nine months ended September 30, 2004, but decreased as a percentage of total revenues by 0.4 percent to 3.2 percent. Interest and other income increased 116.1 percent for the quarter ended September 30, 2004, and increased as a percentage of total revenues by 1.6 percent to 3.7 percent. Interest and other income increased for the quarter and nine months ended September 30, 2004, primarily as a result primarily as a result of fee income received in the

Results of Operations — continued:

nine months ended September 30, 2004 and increased borrowing levels on the line of credit between the Company and a related party.

Interest expense increased 19.1 percent for the nine months ended September 30, 2004, but decreased as a percentage of total revenues by 2.5 percent to 24.5 percent for the nine months ended September 30, 2004. Interest expense increased 27.1 percent for the quarter ended September 30, 2004, and increased as a percentage of total revenues by 1.3 percent to 25.7 percent for the quarter ended September 30, 2004. The increase in interest expense for the quarter and nine months ended September 30, 2004, was primarily attributable to the addition of the $95,000,000 fixed rate mortgage loan entered into in November 2003. The Company entered into the mortgage loan as a means of reducing floating interest rate risk. However, the increase in interest expense was partially offset by a lower average debt outstanding on the Company’s variable interest rate debt.

Unconsolidated Affiliates

During the nine months ended September 30, 2004 and 2003, the Company recognized equity in earnings of unconsolidated affiliates of $3,694,000 and $3,462,000, respectively, $1,155,000 and $1,580,000 of which was recognized during the quarters ended September 30, 2004 and 2003, respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income earned on the affiliates’ investments in mortgage loans.

Earnings from Discontinued Operations

The Company has recorded discontinued operations by the defined Company segments: (i) real estate held for investment and (ii) real estate held for sale. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its 14 investment properties sold during each of the nine months ended September 30, 2004 and 2003, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the nine months ended September 30, 2004 as discontinued operations. For the nine months ended September 30, 2004 and 2003, the Company has classified the revenues and expenses related to the eight (out of a total of 14) and 15 (out of a total of 17), respectively, of its held for sale properties as discontinued operations. In addition, the Company also classified the revenues and expenses related to its 12 properties held for sale that had generated rental revenues as discontinued operations. The Company has reclassified the revenues and expenses related to all held for investment properties and Services’ properties which generated rental revenue as discontinued operations. Also, the Company has classified all revenues and expenses from properties that were held for sale and have generated rental revenues as discontinued operations.

During the quarters and nine months ended September 30, 2004 and 2003, the Company recognized earnings from discontinued operations of (dollars in thousands):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Real estate, held for investment	$862	$1,489	$2,546	$3,361
Real estate, held for sale	2,762	1,241	5,096	3,343

	$3,624	$2,730	$7,642	$6,704

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

The Company entered into a forward starting interest rate swap in February 2004 and terminated the swap effective June 2004 for a swap gain of $4,148,000. The Company had no outstanding derivatives as of September 30, 2004 and December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in the table below summarizes the Company’s market risks associated with its debt obligations and interest rate derivatives outstanding as of September 30, 2004 and December 31, 2003. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations and interest rate derivatives outstanding as of September 30, 2004. The variable interest rates shown represent the weighted average rates for the credit facility at the end of the periods. As the table incorporates only those exposures that exist as of September 30, 2004 and December 31, 2003, it does not consider those exposures or positions which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

Debt Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Variable rate credit facility	$—	$—	$28,000	$—	$—	$—	$28,000
Average interest rate	—	—	(1)	—	—	—
Variable rate term note	$20,000	$—	$—	$—	$—	$—	$20,000
Average interest rate	(2)	—	—	—	—	—
Fixed rate mortgages	$1,052	$4,407	$23,998	$9,006	$1,406	$120,876	$160,745
Average interest rate	6.25%	6.24%	6.04%	5.96%	5.89%	6.97%
Fixed rate notes	$—	$—	$—	$—	$100,000	$220,000	$320,000
Average interest rate	6.90%	6.90%	6.90%	6.90%	6.82%	6.54%
Financing lease obligation(3)	$—	$—	$—	$—	$—	$26,041	$26,041
Average interest rate	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%

(1)	Interest rate varies based upon a tiered rate structure ranging from 70 basis points above LIBOR to 135 basis points above LIBOR based upon the debt rating of the Company.

(2)	Interest rate varies based upon a tiered rate structure ranging from 155 basis points above LIBOR to 225 basis points above LIBOR based upon the debt rating of the Company.

(3)	In July 2004, the Company sold five investment properties for approximately $26,041,000 and subsequently leased the properties back under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

	September 30, 2004			December 31, 2003
	(dollars in thousands)			(dollars in thousands)
		Weighted			Weighted
		Average			Average
		Interest	Fair		Interest	Fair
Debt Obligations	Total	Rate	Value	Total	Rate	Value
Variable rate credit facility	$28,000	2.51%	$28,000	$27,800	2.41%	$27,800
Variable rate term note	$20,000	3.03%	$20,000	$20,000	3.01%	$20,000
Fixed rate mortgages	$160,745	6.27%	$160,745	$149,861	6.68%	$149,861
Fixed rate notes(1)	$320,000	7.37%	$353,006	$270,000	7.71%	$295,488
Financing lease obligation	$26,041	5.00%	$26,041	$—	—	$—

(1)	Excludes unamortized note discount and unamortized interest rate hedge gain.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation. The Company carried out an evaluation as of September 30, 2004, of the effectiveness of the design and operation of its disclosure controls and procedures, which the Company refers to as disclosure controls. This evaluation was done under the supervision and the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“Commission”) require that the Company present the conclusions of the CEO and CFO about the effectiveness of the Company’s disclosure controls as of the end of the period covered by this report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of the Company’s CEO and CFO. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q which you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Conclusions. Based upon the evaluation, the Company’s CEO and CFO have concluded that, as of September 30, 2004 and subject to the limitations noted above, the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management.

During the nine months ended September 30, 2004, there were no significant changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On August 5, 2004 and September 16, 2004, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting seven proposals were considered.

First, the following nominees were elected to the Board of Directors of the Company: Messers. Robert A. Bourne (47,189,874 for and 2,195,574 withheld), Kevin B. Habicht (47,175,730 for and 2,209,718 withheld), Clifford R. Hinkle (47,493,156 for and 1,892,291 withheld), Richard B. Jennings (48,935,549 for and 449,899 withheld), Ted B. Lanier (47,480,484 for and 1,904,964 withheld), Robert C. Legler (48,925,658 for and 459,790 withheld), Craig Macnab (48,839,916 for and 545,532 withheld), Robert Martinez (48,735,050 for and 650,398 withheld) and James M. Seneff, Jr. (48,476,302 for and 909,146 withheld).

Second, the amendment to the Company’s Articles of Incorporation to eliminate supermajority voting requirements for the stockholders to approve certain transactions was approved (34,630,004 for, 1,768,432 against and 491,757 withheld).

Third, the amendment to the Company’s charter to permit the Board of Directors to increase the number of authorized shares of common stock was approved (40,800,839 for, 8,163,005 against and 421,532 withheld).

Fourth, the amendment to approve the Company’s Bylaws to conform the definition of “independent” director to recently adopted corporate governance rules in accordance with current “best practices” in corporate governance was approved (48,505,749 for, 494,953 against and 384,745 withheld).

Fifth, the amendment to the Company’s Bylaws to modify the procedure for filling vacancies on the board of directors in accordance with current “best practices” in corporate governance was approved (34,775,720 for, 1,613,722 against and 500,752 withheld).

Sixth, the amendment to the Company’s Bylaws to modify the requirements for stockholder approval of amendments to the bylaws in accordance with current “best practices” in corporate governance was not approved (33,628,524 for, 2,834,173 against and 427,497 withheld).

Finally, other matters were approved (33,674,168 for, 14,768,234 against and 943,014 withheld).

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits.

(a)	The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Registration Statement No. 333-64511 on Form S-3 and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3 to the Registrant’s Current Annual Report on Form 8-K dated July 15, 2004 and incorporated herein by reference).

3.5	Second Amended and Restated Bylaws of the Registrant (filed herewith).

3.6	Articles of Amendment to First Amended and Restated Articles of Incorporation of the Registrant (filed herewith).

4.	Instruments defining the rights of security holders, including indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplement Indenture No. 4 dated May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplement Indenture No. 5 dated June 19, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Investment Agreement between the Registrant and The County Employees’ and Officers’ Annuity & Benefit Fund of Cook County dated August 12, 2003 (filed as Exhibit 2 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

10.1	Letter Agreement dated July 10, 1992, amending Stock Purchase Agreement dated January 23, 1992 (filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1992, and incorporated herein by reference).

10.2	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.3	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.4	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.5	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.6	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

10.7	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.8	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 4th day of November, 2004.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/ Craig Macnab Craig Macnab Chief Executive Officer and President

By:	/s/ Kevin B. Habicht Kevin B. Habicht Chief Financial Officer and Director