Form 10-K
period 2004-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2005-03-15
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number 0-11290

COMMERCIAL NET LEASE REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

450 South Orange Avenue, Suite 900
Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
9% Non-Voting Series A Preferred Stock	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes   X   No       .

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2004 was $831,086,060.

The aggregate market value of voting common stock held by non-affiliates of the registrant as of February 8, 2005 was $963,531,763.

The number of shares of common stock outstanding as of March 3, 2005 was 52,096,633.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2005 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III).

TABLE OF CONTENTS

		PAGE
		REFERENCE

Part I
Item 1.	Business	4
Item 2.	Properties	10
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Stockholders	14
Part II
Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Information	16
Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes In and Disagreements with Accountants on Accounting and
	Financial Disclosure	90
Item 9A.	Controls and Procedures	91
Item 9B.	Other Information	94
Part III
Item 10.	Directors and Executive Officers of the Registrant	95
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions	98
Item 14.	Principal Accountant Fees and Services	99
Part IV
Item 15.	Exhibits and Financial Statement Schedules	100
	Signatures	105

PART I

Item 1. Business

The Company

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms “Registrant” or “Company” refer to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). The Company holds a 98.7 percent, non-controlling interest in Services and is entitled to receive 98.7 percent of the dividends paid by Services. James M. Seneff, Jr., a director of the Company, Kevin B. Habicht, an officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, collectively own the remaining 1.3 percent interest, which is 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent voting interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (800) NNN-REIT (666-7348). The Company has an internet website at www.nnnreit.com where the Company’s filings with the Securities and Exchange Commission can be downloaded free of charge.

The Company’s operations are divided into two primary business segments: real estate held for investment, including structured finance investments, and real estate held for sale. The real estate held for investment and structured finance investments (included in mortgages and notes receivable on the balance sheet) are operated through the Company and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail properties that are generally leased to established tenants under long-term commercial net leases.

Properties

Real Estate Held for Investment

As of December 31, 2004, the Company owned 362 properties (the “Investment Properties”), with an aggregate gross leaseable area of 8,542,000 square feet, that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. Approximately 97 percent of the gross leaseable area of the Company’s portfolio of Investment Properties was leased at December 31, 2004.

The Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. The leases of each of the Company’s Investment Properties require payment of base rent plus, generally, either percentage rent based on the tenant’s gross sales or contractual increases in base rent.

During 2004, one of the Company’s tenants, the United States of America (the “USA”), accounted for more than 10 percent of the Company’s total rental income. As of December 31, 2004, the USA leased three properties. Based on the minimum rental payments required by the leases, we expect that the USA will continue to account for more than 10 percent of the Company’s total rental income in 2005. Any failure of this lessee to make the lease payments when they are due could materially affect the Company’s income.

Structured Finance Investments

Structured finance agreements are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. The Company has entered $50,290,000 structure finance agreements between October 2003 and December 2004. As of December 31, 2004, the structured finance agreements had an outstanding receivable balance of $29,390,000.

Real Estate Held for Sale

The Company’s real estate held for sale is operated through Services, which directly, and indirectly through investment interests, acquires and develops, real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2004, Services owned 21 properties that were held for sale (“Inventory Properties”). The portfolio of Inventory Properties consists of properties that have been acquired in the marketplace with the intent to resell and properties that have been, or are currently being, developed by Services. As of December 31, 2004, the portfolio of Inventory Properties consisted of 10 completed inventory properties, seven properties under construction and four land parcels.

Investments in Consolidated Subsidiaries

As of December 31, 2004, the Company had 36 majority or wholly-owned subsidiaries primarily to facilitate the acquisition, development and disposition of certain properties. Some of the subsidiaries were formed to hold an interest in certain of the Company’s unconsolidated affiliates.

Investments in Unconsolidated Affiliates

The Company has entered into five limited liability company (“LLC”) agreements between June 2001 and July 2003, with Orange Avenue Mortgage Investments, Inc. (“OAMI”), formerly known as CNL Commercial Finance, Inc. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging from 36.7 to 44.0 percent and accounts for its interests under the equity method of accounting. In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

In May 2002, the Company contributed cash to purchase a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which owns a 346,000 square foot office building and an interest in an adjacent parking garage. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a member of the Company’s board of directors, own the remaining partnership interests. The Company accounts for its 25 percent interest in the Plaza under the equity method of accounting. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has severally guaranteed 41.67% of a $15,500,000 promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $6,458,300 plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity, which was extended from the original maturity of November 2004 to May 2005. Plaza intends to refinance the promissory note in 2005.

In 1999, a wholly-owned subsidiary of Services entered into a limited liability membership arrangement, WXI/SMC Real Estate LLC (“WXI”), with Whitehall Street Real Estate Limited Partnership XI. Services’ subsidiary is the sole managing member and holds a 33 1/3 percent interest in WXI. WXI was organized for the purpose of owning, developing, redeveloping, operating, leasing and selling a portfolio of real estate. The Company accounts for its interest under the equity method of accounting.

In September 1997, Net Lease Realty III, Inc., a wholly-owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the “Partnership”), with The Northern Trust Company, Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”) to acquire, own and manage nine properties. Net Lease Realty III, Inc. was the sole general partner with a 20 percent interest in the Partnership and CTA was the sole limited partner with an 80 percent interest in the Partnership. Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In February 2004, CTA exercised its right to convert and the Company issued 953,551 shares of its common stock to CTA in a private transaction in exchange for CTA’s 80 percent limited partnership interest.

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

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2003, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 824 and 379, respectively. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the Company entered into a settlement agreement with the beneficial owners of the 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Anticipated Merger

In January 2005, the Company entered into an agreement with National Properties Corporation (“NAPE”), which provided that NAPE would merge with and into a subsidiary of the Company. At the time of the merger agreement, NAPE owned 43 properties located in 12 states which were leased to 17 tenants. If the acquisition is consummated, the Company will issue approximately 1,637,000 shares of common stock to holders of NAPE common stock. Total consideration for the merger transaction is estimated to be approximately $61,000,000 based on the Company’s closing stock price on the date of the merger agreement. Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the outstanding shares of NAPE common stock. The Company has entered into a shareholders’ agreement with the holders of approximately 53 percent of the outstanding NAPE common stock whereby these holders have agreed to vote in favor of the merger. However, the Company may terminate the merger agreement if a majority of the NAPE shareholders who are not bound by the shareholders’ agreement do not approve the merger. The merger does not require approval by the Company’s shareholders. The Company anticipates that the merger will be completed not later than the second quarter of 2005.

Competition

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased properties. There are numerous other REITs that own, manage or develop retail properties.

Employees

As of December 31, 2004, the Company employed 74 full-time persons including executive, administrative and field personnel. Reference is made to “Item 10. Directors and Executive Officers of the Registrant” for a listing of the Company’s Executive Officers.

Business Strategies and Policies

The following is a discussion of the Company’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been determined by the Board of Directors and, in general, may be amended or revised from time to time by the Board of Directors without a vote of the Company’s stockholders.

Operating Strategies

The Company’s strategy is to invest primarily in single-tenant retail properties which typically are located along high traffic commercial corridors near areas of commercial and residential density. Management believes that these types of properties when leased to high-quality tenants primarily pursuant to triple-net leases provide attractive opportunities for a stable current return and the potential for capital appreciation. Triple-net leases typically require the tenant to pay substantially all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. In management’s view, these types of properties also provide the Company with flexibility in use and tenant selection when the properties are re-let. As of December 31, 2004, the Company owned Investment Properties in 38 states.

In some limited cases, the Company’s investment in properties is in the form of structured finance investments, which are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. While not a Company strategy, in the past, the Company also has made opportunistic investments in single-tenant office properties.

With respect to real estate held for investment, the Company holds its properties until it determines that the sale of the properties is advantageous in view of the Company’s investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow, potential use of sale proceeds and federal income tax considerations.

With respect to real estate held for sale, Services’ strategy is to acquire and develop real estate directly and indirectly, through investment interests, primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property, or to other purchasers with different investment objectives.

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company include items such as: the composition of the Company’s portfolio of investment properties and structured finance investments (such as tenant, geographic and industry classification diversification); the occupancy rate of the Company’s portfolio of investment properties; certain financial performance ratios and profitability measures; industry trends and performance compared to that of the Company and returns the Company receives on its invested capital in Services.

Investment in Real Estate or Interests in Real Estate

Management believes that attractive acquisition opportunities for single-tenant retail properties will continue to be available and that the Company is suited to take advantage of these opportunities because of its access to capital markets, ability to underwrite and acquire properties, either for cash or securities, and because of management’s experience in seeking out, identifying and evaluating potential acquisitions.

In evaluating a particular acquisition, management will consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the “fit” of the property with the Company’s existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the quality of construction and design and the current physical condition of the property; (x) the financial and other characteristics of the existing tenant, (xi) the tenant’s business plan, operating history and management team, (xii) the tenant’s industry, (xiii) the terms of any existing leases; and (xiv) the potential for capital appreciation. As of December 31, 2004, the Company owned retail Investment Properties located in 38 states and on parcels of land averaging 117,000 square feet upon which are constructed single story buildings averaging 22,000 square feet. However, the Company may, in the future, acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.

The Company intends to engage in such future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes and that will not make the Company an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

Investments in Real Estate Mortgages and Securities of or Interests in Persons Engaged in Real Estate Activities

While the Company’s current portfolio of, and its business objectives primarily emphasize, equity investments in single-tenant retail properties, the Company may invest in (i) a wide variety of retail properties or other property and tenant types; (ii) mortgages, participating or convertible mortgages, deeds of trust and other types of real estate interests or (iii) securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities, consistent with its qualification as a REIT. For example, the Company from time to time has made investments in mortgage loans or held mortgages on properties the Company sold and has made structured finance investments (as discussed above), which are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate.

Capital Policies

The Company has authority to offer equity or debt securities in exchange for property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues and does not intend to do so.

Policy Changes

Any of the Company’s policies described above may be changed at any time by the Company’s Board of Directors without a vote of the Company’s stockholders.

Item 2. Properties

Investment Properties

As of December 31, 2004, the Company owned 362 Investment Properties, with an aggregate gross leaseable area of 8,542,000 square feet, located in 38 states, of which 97 percent of the gross leaseable area is leased to established retail and office tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Investment Properties and their respective carrying costs.

Description of Retail and Office Investment Properties

Retail Investment Properties

Land. The Company’s retail Investment Property sites range from approximately 15,000 to 774,000 (average of 117,000) square feet depending upon building size and local demographic factors. Land costs range from approximately $25,000 to $10,197,000 (average of $1,191,000).

Buildings. The buildings generally are single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 135,000 (average of 22,000) square feet. Building costs range from $44,000 to $9,211,000 (average of $1,706,000) for each retail Investment Property, depending upon the size of the building and the site and the area in which the Investment Property is located. Generally, the retail Investment Properties owned by the Company are freestanding, with paved parking areas.

Leases. Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company’s leases. Generally, the leases of the retail Investment Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2004, the weighted average remaining lease term was approximately 10 years. The retail Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the retail Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $12,000 to $1,635,000 (average of $272,000). Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from one to 10 percent after every one to five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to eight percent of the tenants’ annual gross sales for the respective location, less the amount of annual base rent payable in that lease year. As of December 31, 2004, 83 percent of the Company’s annualized base rent was derived from retail Investment Properties. Based on the aggregate annual base rent of the retail Investment Property leases, (i) 55 percent include contractual increases, (ii) eight percent include percentage rent provisions and (iii) 13 percent include both contractual and percentage rent provisions.

Generally, the leases of the retail Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease. Some of the leases also provide that in the event the Company wishes to sell the Investment Property subject to that lease, the Company first must offer the lessee the right to purchase the Investment Property on the same terms and conditions as any offer which the Company intends to accept for the sale of the Investment Property.

Certain of the Company’s Investment Properties have leases that provide the tenant with a purchase option to acquire the Investment Property from the Company. The purchase price calculations are generally stated in the lease agreement or are based on current market value.

Office Investment Properties

As of December 31, 2004, the Company’s portfolio of Investment Properties included four office properties with an aggregate gross leaseable area of 687,000 square feet. These office Investment Properties represent 17 percent of the current annual base rent of the entire portfolio of Investment Properties.

In August 2003, the Company acquired two office buildings and a related parking garage in the Washington, D.C. metropolitan area (“DC Office Properties”), for $142,800,000. In addition, the Company has agreed to fund an additional $27,322,000 for building and tenant improvements, and other costs related to the lease. As of December 31, 2004, the Company had funded $23,850,000 of these improvements. The DC Office Properties include two office buildings which have an aggregate of 555,000 rentable square feet and a two-level garage with approximately 1,000 parking spaces. The DC Office Properties are leased substantially to the USA to be used as the headquarters of the Transportation Security Administration. The lease was executed in December 2002 and the USA began occupying space in the buildings in phases beginning in January 2003. The lease will expire in 2014. The USA executed a lease (per which the landlord pays certain property related operating costs), that commenced for a portion of the properties in December 2002. Annual rent for the DC Office Properties is approximately $18,473,000. The USA is responsible for the actual amount of real estate taxes above the base year amount and increases in operating expenses above an expected base year amount, subject to a consumer price index cap. As landlord, the Company is responsible for property insurance.

During 2004, the USA was the Company’s only tenant that accounted for more than 10 percent of the Company’s total rental income. As of December 31, 2004, the USA leased three properties representing 12 percent of the Company’s total assets.

In May 2004, the Company acquired an office building in St. Louis, Missouri for $15,596,000, with 132,000 rentable square feet. The lease was executed in January 2004, with rent commencement in July 2004 and will expire in January 2015. The tenant is responsible for the actual amount of real estate taxes and operating expenses from rent commencement date.

Structured Finance Investments

Notes Receivable. Structured finance agreements are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2004 and 2003, the Company made structured finance investments of $6,857,000 and $43,433,000, respectively. As of December 31, 2004, the structured finance investments bear a weighted average interest rate of 14.3% per annum, of which 12.5% is payable monthly and the remaining 1.8% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between November 2006 and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. In December 2004, the Company received $20,900,000 in principal payments and a $418,000 prepayment fee. As of December 31, 2004 and 2003, the outstanding receivable balance of the structured finance investments was $29,390,000 and $43,433,000, respectively.

In January 2005, the Company received $3,935,000 in principal payments; the outstanding receivable balance of the remaining structured finance agreements was $25,455,000 with a weighted average interest rate of 11.8% per annum.

Inventory Properties

The portfolio of Inventory Properties may consist of properties that have been acquired with the intent to resell and properties that have been, or are currently being, developed by Services. The Company’s Inventory Properties are typically sold to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2004, the Company owned 21 Inventory Properties which include 10 completed inventory properties, seven properties under construction and four land parcels. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Inventory Properties and their respective carrying costs.

Completed Inventory Properties. The completed Inventory Properties held for sale at December 31, 2004 had sites range from approximately 35,000 to 511,000 (average of 129,000) square feet depending upon building size and local demographic factors. Land costs range from approximately $77,000 to $5,454,000 (average of $1,645,000).

The buildings generally are single-story structures ranging in size from approximately 8,000 to 52,000 (average of 16,000) square feet. Building costs range from $309,000 to $8,779,000 (average of $2,226,000) for each Inventory Property, depending upon the size of the building and the site and the area in which the Inventory Property is located.

Under Construction. In connection with the development of seven Inventory Properties by Services, the Company has agreed to fund construction commitments of $26,409,000, of which $12,248,000 has been funded as of December 31, 2004.

Property Environmental Considerations

The Company may acquire a property whose environmental site assessment indicates that a contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain a Phase I environmental site assessment for each property, and where warranted, a Phase II environmental site assessment. In such cases, the Company generally requires the seller and/or tenant to (i) remediate the problem prior to the Company’s acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company has 12 properties currently under some level of environmental remediation. In general, the seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these properties.

Item 3. Legal Proceedings

In January 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec). In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001. In July 2004, the parties entered into a Stipulation of Settlement which was filed with the court. Pursuant to the Stipulation of Settlement, the total settlement amount paid to the plaintiffs was $225,000, which included payment of attorneys’ fees and costs to plaintiffs’ counsel. In July 2004, a final judgment of dismissal was entered by the court.

In the ordinary course of its business, the Company is a party to various other legal actions which management believes is routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company currently is traded on the New York Stock Exchange (“NYSE”) under the symbol “NNN.” For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Year

High	$19.750	$20.080	$18.340	$21.250	$21.250
Low	17.530	14.800	16.400	18.210	14.800
Close	19.750	17.200	18.220	20.600	20.600

Dividends paid per share	0.320	0.320	0.325	0.325	1.290

2003

High	$15.840	$17.440	$18.380	$18.000	$18.380
Low	14.350	15.100	16.000	17.040	14.350
Close	15.100	17.240	17.030	17.800	17.800

Dividends paid per share	0.320	0.320	0.320	0.320	1.280

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2004	2003
Ordinary income	70.99%	75.71%
Capital gain	3.13%	-
Qualified 5-year gain	-	0.37%
Unrecaptured Section 1250 gain	3.21%	2.88%
Nontaxable distribution	22.67%	21.04%

	100.00%	100.00%

In February 2005, the Company paid dividends to its stockholders of $16,925,000, or $0.325 per share of common stock.

The Company intends to pay regular quarterly dividends to its stockholders. Future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, the Company’s financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986 as amended, and such other factors as the board of directors deems relevant.

On February 28, 2005, there were 1,185 stockholders of record of common stock.

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); certain information responsive to this Item is contained in the section thereof captioned “Executive Compensation – Equity Compensation Plan Information,” and the information in such section is incorporated herein by reference.

Item 6. Selected Financial Data

Historical Financial Highlights
(dollars in thousands, except per share data)

	2004	2003	2002	2001	2000

Gross revenues(1)	$157,277	$124,248	$109,812	$85,554	$83,495
Earnings from continuing operations before cumulative effect of change in accounting principle	50,624	42,866	34,431	24,372	34,778
Net earnings	64,934	53,473	48,058	28,963	38,251
Total assets	1,300,048	1,213,778	958,300	1,010,009	769,295
Total debt	524,241	467,419	386,912	435,333	360,381
Total equity	756,998	730,754	549,141	564,640	393,901
Cash dividends paid to:
Common stockholders	66,272	55,473	51,178	38,637	37,760
Series A Preferred Stock stockholders	4,008	4,008	4,010	-	-
Series B Convertible Preferred Stock stockholders	1,675	502	-	-	-
Weighted average common shares:
Basic	51,312,434	43,108,213	40,383,405	31,539,857	30,387,371
Diluted	51,742,518	43,896,800	40,588,957	31,717,043	30,407,507
Per share information:
Earnings from continuing operations before cumulative effect of change in accounting principle:
Basic	0.870	0.890	0.750	0.770	1.140
Diluted	0.870	0.890	0.750	0.770	1.140
Net earnings:
Basic	1.150	1.140	1.090	0.920	1.260
Diluted	1.150	1.130	1.090	0.910	1.260
Dividends paid to:
Common stockholders	1.290	1.280	1.270	1.260	1.245
Series A Preferred Stock stockholders	2.250	2.250	2.250	-	-
Series B Convertible Preferred Stock stockholders	167.500	50.250	-	-	-

Other data:
Cash flows provided by (used in):
Operating activities	74,792	48,531	111,589	112,267	14,551
Investing activities	(58,955)	(251,186)	(15,142)	(2,700)	17,195
Financing activities	(19,225)	205,965	(101,654)	(8,878)	(28,929)
Funds from operations – diluted(2)	73,065	61,749	54,595	32,034	42,061

(1)	Gross revenues include revenues from the Company’s continuing and discontinued operations. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity. Accordingly, the results of operations related to these certain properties that have been classified as held for sale or have been disposed of subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified as earnings from discontinued operations.

(2)	Funds from Operations, commonly referred to as FFO, is a relative non-GAAP financial measure of operating performance of an equity REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by the National Association of Real Estate Investment Trusts and is used by the Company as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses) on the disposition of real estate held for investment, and the Company’s share of these items from the Company’s unconsolidated partnerships.

FFO is generally considered by industry analysts to be the most appropriate measure of operating performance of real estate companies. FFO does not necessarily represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of the Company’s operating performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers FFO an appropriate measure of operating performance of an equity REIT because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as an operating performance measure. The Company’s computation of FFO may differ from the methodology for calculating FFO used by other equity REITs, and therefore, may not be comparable to such other REITs.

The Company has earnings from discontinued operations in each of its segments, real estate held for investment and real estate held for sale. All property dispositions from the Company’s held for investment segment are classified as discontinued operations. In addition, certain properties in the Company’s held for sale segment that have generated revenues before disposition are classified as discontinued operations. These held for sale properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in a decrease in the Company’s reported total revenues and total and per share earnings from continuing operations and an increase in the Company’s earnings from discontinued operations. However, the Company’s total and per share net earnings available to common stockholders are not affected.

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2004	2003	2002	2001	2000

Reconciliation of funds from operations:
Net earnings	$64,934	$53,473	$48,058	$28,963	$38,251
Real estate, held for investment depreciation and amortization:
Continuing operations	15,459	11,290	9,259	7,051	7,354
Discontinued operations	256	582	1,069	605	484
Partnership real estate depreciation	622	699	479	63	63
Gain on disposition of real estate held for investment	(2,523)	(287)	(260)	(4,648)	(4,091)

FFO	78,748	65,757	58,605	32,034	42,061
Series A Preferred Stock dividends	(4,008)	(4,008)	(4,010)	-	-
Series B Convertible Preferred Stock dividends	(1,675)	(502)	-	-	-

FFO available to common stockholders – basic	73,065	61,247	54,595	32,034	42,061
Series B Convertible Preferred Stock dividends	-	502	-	-	-

FFO available to common stockholders – diluted	$73,065	$61,749	$54,595	$32,034	$42,061

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” The terms “Registrant” or “Company” refer to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified real estate investment trust (“REIT”) subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”).

Although management believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following:

•	the ability of tenants to make payments under their respective leases, including the Company’s reliance on certain major tenants and the ability of the Company to re-lease properties that are currently vacant or that become vacant;

•	the ability of the Company to locate suitable tenants for its properties; changes in real estate market conditions; changes in general economic conditions;

•	the ability of the Company to repay debt financing obligations;

•	the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company;

•	continued availability of proceeds from the Company’s debt or equity capital;

•	the ability of the Company to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	the availability of other debt and equity financing alternatives; market conditions affecting the Company’s equity capital;

•	ability to sell properties at an attractive return;

•	changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future;

•	the ability of the Company to be in compliance with certain debt covenants; the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments);

•	the ability of the Company to integrate office properties into existing operations that historically have been primarily focused on retail properties;

•	the loss of any member of the Company’s management team;

•	the ability of the Company to successfully implement its selective acquisition strategy or fully realize the anticipated benefits of renovation or development projects;

•	the ability of the Company to integrate acquired properties and operations into existing operations;

•	recent changes in tax legislation provide favorable treatment for dividends for regular companies, but not generally dividends from real estate investment trusts; and

•	the ability of the Company to qualify as a real estate investment trust for federal income tax purposes.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

Overview

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated REIT formed in 1984. All prior period comparable consolidated financial statements have been derived from the audited consolidated financial statements and have been restated to include the consolidated financial information of Services. Effective January 1, 2004, Services is included in the consolidated financial statements due to the Company’s implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended (“FIN 46R”). The Company holds a 98.7 percent, non-controlling interest in Services and is entitled to receive 98.7 percent of the dividends paid by Services. James M. Seneff, Jr., a director of the Company, Kevin B. Habicht, an officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, collectively own the remaining 1.3 percent interest, which is 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent voting interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company’s operations are divided into two primary business segments: real estate held for investment, including structured finance investments, and real estate held for sale. The real estate held for investment (the “Investment Properties”) and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail properties that are generally leased to established tenants under long-term commercial net leases. As of December 31, 2004, the Company owned 362 Investment Properties, with an aggregate gross leaseable area of 8,542,000 square feet, located in 38 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. In addition to the Investment Properties, as of December 31, 2004, the Company had $29,390,000 in structured finance investments. The real estate held for sale is operated through Services. Services, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2004, Services owned 21 properties that were held for sale (“Inventory Properties”).

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company include items such as: the composition of the Company’s portfolio of Investment Properties and structured finance investments (such as tenant, geographic and industry classification diversification); the occupancy rate of the Company’s portfolio of Investment Properties; certain financial performance ratios and profitability measures; and industry trends and performance compared to that of the Company; and returns the Company receives on its invested capital in Services.

Liquidity

General. Historically, the Company’s demand for funds has been primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions, structured finance investments, capital expenditures and development, either directly or through investment interests, (iii) payment of principal and interest on its outstanding indebtedness and (iv) other investments.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of December 31, 2004. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2004. As the table incorporates only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date
	(dollars in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt(1)	$521,109	$4,070	$40,276	$8,776	$101,156	$964	$365,867
Operating lease	13,095	1,165	1,200	1,236	1,273	1,311	6,910

Total contractual cash obligations(2)	$534,204	$5,235	$41,476	$10,012	$102,429	$2,275	$372,777

(1)	Includes amounts outstanding under the revolving credit facility, mortgages and notes payable and financing lease obligation and excludes unamortized note discounts and unamortized interest rate hedge gain. Excludes $4,334,000 of accrued interest payable due in 2005.
(2)	As of December 31, 2004, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”).

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financings.

In addition to the contractual obligations outlined in the above table, in connection with its acquisition of two office buildings and a related parking garage located in the Washington, D.C. metropolitan area (“DC Office Properties”) in August 2003, the Company has agreed to fund $27,322,000 for building and tenant improvements, of which $23,850,000 had been funded as of December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility, which is anticipated to be substantially complete by June 30, 2005.

In connection with the development of seven Inventory Properties by Services, the Company has agreed to fund construction commitments of $26,409,000, of which $12,248,000 has been funded as of December 31, 2004. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

The Company has also guaranteed 41.67 percent of a $15,500,000 promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $6,458,000 plus interest, and the guarantee shall continue through the loan maturity, which was extended from the original maturity of November 2004 to May 2005. In the event the Company is required to perform under this guarantee, the Company would potentially use proceeds from its revolving credit facility.

Many of the Investment Properties are recently constructed and are generally net leased, therefore management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Investment Properties, including the DC Office Properties, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of January 31, 2005, the Company owns 10 vacant, unleased Investment Properties, which account for approximately three percent of the total gross leaseable area of the Company’s portfolio of Investment Properties.

Dividends. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income tax on income that it distributes to its stockholders, providing it distributes at least 90 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends. However, the Company believes that it was organized and operated in such a manner as to qualify for treatment as a REIT for the years ended December 31, 2004, 2003 and 2002, and intends to continue to operate the Company so as to remain qualified as a REIT for federal income tax purposes.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2004, 2003 and 2002, the Company declared and paid dividends to its common stockholders of $66,272,000, $55,473,000 and $51,178,000 respectively, or $1.29, $1.28 and $1.27 per share, respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2004	2003	2002

Ordinary income	70.99%	75.71%	92.41%
Capital gain	3.13%	-	0.47%
Qualified 5-year Gain	-	0.37%	-
Unrecaptured Section 1250 gain	3.21%	2.88%	0.41%
Nontaxable distributions	22.67%	21.04%	6.71%

	100.00%	100.00%	100.00%

In February 2005, the Company paid dividends to its common stockholders of $16,925,000, or $0.325 per share of stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For the years ended December 31, 2004, 2003 and 2002, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $4,008,000, $4,008,000 and $4,010,000, respectively, or $2.25 per share of stock.

In February 2005, the Company declared dividends of $1,002,000 or $0.5625 per share of Series A Preferred Stock, payable in March 2005.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), issued during 2003, are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the years ended December 31, 2004 and 2003, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $1,675,000 and $502,000, respectively, or $167.50 and $50.25 per share of stock.

In February 2005, the Company declared dividends of $419,000 or $41.875 per share of Series B Convertible Preferred Stock, payable in March 2005.

Property Environmental Considerations. The Company may acquire a property whose environmental site assessment indicates that a contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain a Phase I environmental site assessment for each property and, where warranted, a Phase II environmental site assessment. In such cases that the Company intends to acquire real estate where contamination or potential contamination exists, the Company generally requires the seller and/or tenant to (i) remediate the problem prior to the Company’s acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company has 12 Investment Properties currently under some level of environmental remediation. In general, the seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these Investment Properties.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the years ended December 31, 2004, 2003, and 2002, the company generated $74,792,000, $48,531,000 and $111,589,000 respectively, of net cash from operating activities. The change in cash provided by operations for the years ended December 31, 2004, 2003 and 2002, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail and office properties, either directly or through investment interests and structured finance investments.

In May 2003, the Company entered into an amended and restated loan agreement for a $225,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by

(i) increasing the borrowing capacity to $225,000,000 from $200,000,000, (ii) lowering the interest rates of the tiered rate structure from a maximum of 150 points above LIBOR to a maximum rate of 135 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 100 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 30 basis points per annum (based upon the debt rating of the Company), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 9, 2006 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2006, which the Company may request to be extended for an additional 12-month period with the consent of the lender. As of December 31, 2004, $17,900,000 was outstanding and approximately $207,100,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit.

In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage. At December 31, 2004, the Company was in compliance with those covenants. In the event that the Company violates any of the certain restrictive financial covenants, its access to the debt or equity markets may become impaired.

In November 2003, the Company entered into a long-term, fixed rate interest-only loan for $95,000,000. The loan bears interest at a rate of 5.42% per annum with monthly interest payments of $435,000 and the principal balance due in November 2013. Proceeds from the loan were used to pay down outstanding indebtedness of the Company’s Credit Facility. The loan is secured by a first mortgage lien on the DC Office Properties. As of December 31, 2004, the outstanding principal balance was $95,000,000, and the aggregate carrying value of these properties totaled $155,601,000.

In January 1996, the Company entered into a long-term, fixed rate loan for $39,450,000. The loan bears interest at a rate of 7.435% per annum and provides for a ten-year term with monthly principal and interest payments of $330,000 and the balance due in February 2006. The loan is secured by a first mortgage lien on certain of the Company’s Investment Properties. As of December 31, 2004, the outstanding principal balance was $22,466,000, and the aggregate carrying value of these Investment Properties totaled $58,049,000.

In February 2004, the Company increased its ownership in Net Lease Institutional Realty, L.P. to 100 percent (see Capital Resources – Investments in Unconsolidated Affiliates). In October 1997, the partnership entered into a long-term, fixed rated loan for $12,000,000. The loan bears interest at a rate of 7.37% per annum with monthly principal and interest payments of $103,000 and the principal balance due in September 2007. The loan is secured by a first mortgage lien on certain of the partnership’s properties. As of December 31, 2004, the outstanding principal balance was $8,606,000, and the aggregate carrying value of these Investment Properties totaled $28,893,000.

In June 2002, the Company entered into a long-term, fixed rate loan for $21,000,000. The loan bears interest at a rate of 6.9% per annum and provides for a 10-year term, with monthly principal and interest payments of $138,000 and the balance due in July 2012. Proceeds from the loan were used to pay down outstanding indebtedness of the Company’s Credit Facility. The loan is secured by a first mortgage lien on five of the Company’s Investment Properties. As of December 31, 2004, the outstanding principal balance was $20,508,000, and the aggregate carrying value of these Investment Properties totaled $27,111,000.

In February 2004, the Company acquired an Investment Property subject to a mortgage securing a loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2016. As of December 31, 2004, the aggregate carrying value of this Investment Property was $12,358,000. The outstanding principal balance as of December 31, 2004, was $6,665,000.

The Company has acquired four Investment Properties subject to mortgages securing loans in the aggregate original principal balance of $7,214,000 (collectively the “Mortgages”) with the maturities between December 2007 and December 2009. In December 2004, the Company sold one of the properties and the related mortgage was simultaneously paid, which accounted for $2,455,000 of the original principal balance. The remaining Mortgages bear interest at a weighted average rate of 8.45% per annum and have a weighted average remaining maturity of 2.4 years, with an aggregate monthly payment of principal and interest of $60,000. In addition to the Mortgages, the company has letters of credit that also secure two of the loans, which collectively total $2,426,000. As of December 31, 2004, the outstanding principal balances secured by the Mortgages totaled $2,189,000, and the aggregate carrying value of the three Investment Properties and letters of credit totaled $10,751,000.

In July 2002, Services entered into a long-term, fixed rate loan for $2,340,000. The loan bore interest at a rate of 7.42% per annum with monthly principal and interest payments of $18,000 and the principal balance due in July 2012. The loan was secured by a first mortgage lien on one of Services’ properties. In August 2004, the Company disposed of the property, at which time the buyer assumed the loan.

Payments of principal on the mortgage debt and on advances outstanding under the Credit Facility are expected to be met from borrowings under the Credit Facility, proceeds from public or private offerings of the Company’s debt or equity securities, the Company’s secured or unsecured borrowings from banks or other lenders or proceeds from the sale of one or more of its properties.

Debt and Equity Securities. The Company has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. The Company has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investor Service and Fitch IBCA on its senior, unsecured debt since 1998. In May 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, which permits the issuance by the Company of up to $600,000,000 in debt and equity securities; as of December 31, 2004, the Company had $259,167,000 available for issuance under this shelf registration statement.

The Company filed a prospectus supplement to its shelf registration for each issuance of notes outlined in the table below (dollars in thousands).

							Commencement
				Discounted			Day of Semi-
		Purchase		Purchase	Stated	Effective	Annual Interest	Maturity
	Issue Date	Price	Discount(3)	Price	Rate	Rate(4)	Payments	Date
2008 Notes(1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2004 Notes(1)(5)	June 1999	100,000	392	99,608	8.125%	7.547%	December 1999	June 2004
2010 Notes(1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012 Notes(1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014 Notes(1)(2)(6)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of the Company’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
(5)	The Company entered into a treasury rate lock agreement which fixed a treasury rate of 5.1854% on a notional amount of $92,000,000. Upon issuance of the 2004 Notes, the Company terminated the treasury rate lock agreement resulting in a gain of $2,679,000. The gain was deferred and amortized as an adjustment to interest expense over the term of the 2004 Notes using the effective interest method.
(6)	The Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

Each issuance of notes is redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture notes.

In connection with the debt offerings, the Company incurred debt issuance costs totaling $4,193,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which the Company’s notes have been issued, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2004, the Company was in compliance with those covenants. In the event that the Company violates any of the certain restrictive financial covenants, its access to the debt or equity markets may become impaired.

In November 2001, the Company entered into an unsecured $70,000,000 term note (“Term Note”), due November 30, 2004, to finance the acquisition of Captec Net Lease Realty, Inc. (“Captec”) and for the repayment of indebtedness and related expenses in connection therewith. As of December 31, 2003, the Term Note had an outstanding principal balance of $20,000,000. The Term Note bore interest at a rate of 175 basis points above LIBOR. In November 2004, the Company used proceeds from the Credit Facility to repay the obligation of the Term Note.

In December 2001, the Company issued 4,349,918 shares of common stock and 1,999,974 shares of Series A Preferred Stock in connection with the acquisition of Captec (see “Results of Operations – Merger Transactions”). Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). The Series A Preferred Stock ranks senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series A Preferred Stock on or after December 31, 2006, in whole or from time to time in part, for cash, at a redemption price of $25.00 per share, plus all accumulated and unpaid distributions.

In 2002, as a result of the appraisal action arising out of the Captec merger (see “Results of Operations – Merger Transactions”), the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,037 and 217,950, respectively. In 2003, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 823 and 379, respectively. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. The reduction in shares represent the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In 2003, the Company used proceeds from its Credit Facility to fund the settlement of the appraisal action.

In May 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, which permits the issuance by the Company of up to $600,000,000 in debt and equity securities (which includes approximately $89,637,000 of unissued debt and equity securities under the Company’s previous shelf registration statement).

In July 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,374,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offering were used to fund a portion of the acquisition of the DC Office Properties (see “Results of Operations – Property Analysis – Real Estate Held for Investment”).

In August 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 10,000 shares of Series B Convertible Preferred Stock and received gross proceeds of $25,000,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $687,000, consisting primarily of placement fees and legal and accounting fees. The Series B Convertible Preferred Stock is convertible at the option of the holder into 1,293,996 shares of the Company’s common stock on and after the first anniversary from the date on which the shares were issued. Holders of the Series B Convertible Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). The Series B Convertible Preferred Stock ranks pari passu with the Series A Preferred Stock and senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series B Convertible Preferred Stock on or after August 13, 2008, in whole or from time to time in part, for cash, at a redemption price of $2,500.00 per share, plus all accumulated and unpaid distributions. Net proceeds from the offering were used to pay down outstanding indebtedness of the Company’s Credit Facility.

In December 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 3,250,000 shares of common stock and received gross proceeds of $56,517,000. In addition, the Company issued an additional 487,500 shares of common stock in connection with the underwriters’ over-allotment option and received gross proceeds of $8,478,000. In connection with these offerings, the Company incurred stock issuance costs totaling approximately $671,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from these offerings were used to pay down outstanding indebtedness of the Company’s Credit Facility.

Financing Lease Obligation. In July 2004, the Company sold five investment properties for approximately $26,041,000 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate,” the Company has recognized this as a financing transaction. The 10-year financing lease bears an interest rate of 5.00% annually with monthly interest payments of $109,000 and expires in June 2014 unless either the put or call option is exercised. The Company used the proceeds from two properties to reinvest in other Investment Properties and the remaining proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

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

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants for the years ended December 31, 2004, 2003 and 2002:

			Number of	Shares are
		Annual	Years for	100% Vested
	Shares	Vesting Rate	Vesting	on
Officers:
June 2002	58,000	15% - 30%	5	January 1, 2007

March 2003	40,407	25%	4	January 1, 2007

March 2003	30,000	15% - 30%	5	January 1, 2008

April 2004	100,000	20%	4	January 1, 2008

April 2004	35,000	20%	5	January 1, 2009

April 2004	50,211	14.3%	6	January 1, 2010

September 2004	15,000	14.3%	6	January 1, 2011

Total issued	328,618

Directors:
June 2002	6,000	50%	2	January 1, 2004

June 2003	6,000	50%	2	January 1, 2005

August 2004	4,500	50%	2	January 1, 2006

December 2004	868	50%	2	January 1, 2006

Total issued	17,368

During 2004 and 2003, the Company cancelled 29,926 and 5,950, respectively, shares of restricted stock.

Investments in Unconsolidated Affiliates. In September 1997, the Company entered into a partnership, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”). Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right, and, based on the terms of and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004 in exchange for CTA’s 80 percent limited partnership interest, increasing the Company’s ownership in the Partnership to 100 percent. Prior to CTA’s exercise, the Company accounted for its 20 percent interest in the Partnership under the equity method of accounting. Net income and losses of the Partnership were allocated to the partners in accordance with their respective percentage interest in the Partnership’s term.

The Company has entered into five limited liability company (“LLC”) agreements (collectively, “CCMH LLCs”) with Orange Avenue Mortgage Investments, Inc. (“OAMI”), formerly known as CNL Commercial Finance, Inc. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs and accounts for its investment under the equity method of accounting. The following table summarizes each of the investments as of December 31, 2004:

		Investment
Date of Agreement	LLC Agreement	Interest
June 2001	CCMH I, LLC	42.7%
December 2001	CCMH II, LLC	44.0%
June 2002	CCMH III, LLC	36.7%
December 2002	CCMH IV, LLC	38.3%
July 2003	CCMH V, LLC	38.4%

In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLC’s as partial collateral for the loan.

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000 in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which owns a 346,000 square foot office building and an interest in an adjacent parking garage. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each members of the Company’s board of directors, own the remaining partnership interests. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has severally guaranteed 41.67 percent of a $15,500,000 promissory note on behalf of Plaza. The maximum obligation of the Company is $6,458,000 plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity, which was extended from the original maturity of November 2004 to May 2005. Plaza intends to refinance the promissory note in 2005.

Notes Receivable. Structured finance agreements are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2004 and 2003, the Company made structured finance investments of $6,857,000 and $43,433,000, respectively. As of December 31, 2004, the structured finance investments bear a weighted average interest rate of 14.3% per annum, of which 12.5% is payable monthly and the remaining 1.8% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between November 2006 and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. In December 2004, the Company received $20,900,000 in principal payments and a $418,000 prepayment fee. As of December 31, 2004 and 2003, the outstanding receivable balance of the structured finance investments was $29,390,000 and $43,433,000, respectively.

In January 2005, the Company received $3,935,000 in principal payments; the outstanding receivable balance of the remaining structured finance agreements was $25,455,000 with a weighted average interest rate of 11.8% per annum.

Results of Operations

Critical Accounting Policies and Estimates.

In response to the SEC’s Release Numbers 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” and 33-8056, “Commission Statement About Analysis of Financial Condition and Results of Operations,” the Company’s management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. A summary of the Company’s accounting policies and procedures are included in Note 1 of the Company’s consolidated financial statements. Management believes the following critical accounting policies among others affect its more significant judgment of estimates used in the preparation of the Company’s consolidated financial statements.

Real Estate Held for Investment and Lease Accounting. The Company records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by the Company includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method – Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives (generally 35 to 40 years). Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method – Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

The Company periodically assesses its real estate assets for possible impairment when certain events or changes in circumstances indicate that the carrying value of the asset, including any accrued rental income, may not be recoverable. Management considers current market conditions and tenant credit analysis in determining whether the recoverability of the carrying amount of an asset should be assessed. When an assessment is warranted, management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Intangible Assets. In connection with real estate acquisitions, value is assigned to tangible and other intangible assets. These other intangible assets are computed by valuing the property on an as-if-vacant basis and subtracting from the total acquisition cost the sum of the (i) as-if-vacant value, (ii) contractual to market value rent and (iii) value assigned to in-place leases. Deferred revenue or deferred assets recorded in connection with the contractual to market rent value for acquired properties are amortized into rental revenue over the life of the leases. The value assigned to in-place leases is amortized over the life of the leases.

Real Estate Held for Sale. Services acquires, develops and currently owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by Services. Services’ records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by Services includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The asset is not depreciated. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Services classifies its real estate held for sale as discontinued operations when rental revenues are generated.

When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in earnings.

Income Taxes. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2004, the Company believes it has qualified as a REIT. Not withstanding the Company’s qualification for taxation as a real estate investment trust, the Company is subject to certain state taxes on its income and real estate.

Effective January 1, 2001, Commercial Net Lease Realty, Inc. elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within Services are therefore subject to federal and state income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to Services.

Income taxes are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates. Additional critical accounting policies of the Company include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to the Company’s real estate assets, the recoverability of the carrying value of long-lived assets, the collectibility of receivables from tenants, including accrued rental income, and capitalized overhead relating to development projects. Actual results could differ from those estimates.

Property Analysis

Property Analysis – Real Estate Held for Investment

General. As of December 31, 2004, the Company owned 362 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. Approximately 97 percent of the gross leaseable area of the Company’s portfolio of Investment Properties was leased at December 31, 2004. The following table summarizes the Company’s portfolio of Investment Properties as of December 31:

	2004	2003	2002
Investment Properties Owned:
Number	362	348	350
Total gross leaseable area (square feet)	8,542,000	7,907,000	6,655,000
Investment Properties Leased:
Number	351	337	330
Total gross leaseable area (square feet)	8,322,000	7,669,000	6,293,000
Percent of total gross leaseable area	97%	97%	94%
Weighted average remaining lease term (years)	10	11	12

The Company regularly evaluates its (i) portfolio of Investment Properties, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may decide to acquire or dispose of a given property or portfolio of properties.

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions for each of the years ended December 31:

	2004	2003	2002
Acquisitions:
Number of Investment Properties	36	23	9
Gross leaseable area (square feet)	825,000	1,439,000	267,000
Construction projects:
Properties completed	-	1	1
Gross leaseable area (square feet)	-	14,000	14,000
Tenant improvements Number of Investment Properties	4	9	7
Total dollars invested	$139,303,000	$212,317,000	$45,541,000

In August 2003, the Company acquired the DC Office Properties. Pursuant to the lease agreement, the Company has agreed to fund $27,322,000 for building and tenant improvements, of which $23,850,000 had been funded as of December 31, 2004. The Company anticipates funding the additional costs, which are anticipated to be substantially complete by June 30, 2005, from borrowings under the Company’s Credit Facility. The properties include two office buildings containing an aggregate of 555,000 rentable square feet and a two-level garage with approximately 1,000 parking spaces.

Property Dispositions. The Company typically uses property sales proceeds to either (i) pay down the outstanding indebtedness of the Company’s Credit Facility or (ii) reinvest in real estate. The following table summarizes the properties held for investment sold by the Company for each of the years ended December 31:

	2004	2003	2002
Number of properties	20	14	19
Gross leaseable area	155,000	345,000	408,000
Net sales proceeds	$32,444,000	$25,023,000	$29,928,000
Net gain	$2,452,000	$161,000	$256,000

During 2004 and 2003, the Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s Credit Facility.

During 2002, the Company reinvested the proceeds from three of the investment properties sold to reinvest in additional Investment Properties and the proceeds from the sale of the remaining 16 investment properties to pay down the outstanding indebtedness of the Company’s Credit Facility.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its investment properties sold during the years ended December 31, 2004, 2003 and 2002, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the year ended December 31, 2004 as discontinued operations. All investment properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued operations.

Property Analysis – Real Estate Held for Sale

General. The Company’s real estate held for sale is operated through Services, which directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. The following summarizes the Company’s real estate held for sale as of December 31:

	2004	2003	2002
Number of properties held for sale:
Completed Inventory Properties	10	6	15
Properties under construction	7	5	3
Land parcels	4	4	1

Total	21	15	19

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings.

The following table summarizes the Inventory Property acquisitions for each of the years ended December 31:

	2004	2003	2002
Acquisitions:
Number of properties	33	23	13
Dollars invested	$48,318,000	$38,836,000	$11,672,000
Completed construction:
Number of properties	8	8	9
Dollars invested	$26,366,000	$23,169,000	$23,178,000
Total dollars invested in real estate held for sale	$76,647,000	$63,469,000	$30,875,000

Property Dispositions. The following table summarizes the number of inventory properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2004		2003		2002
	# of		# of		# of
	Properties	Gain	Properties	Gain	Properties	Gain
Continuing operations	7	$4,700	3	$3,247	4	$1,290
Discontinued operations:
Gain		17,885		7,891		4,489
Intersegment eliminations		817		1,037		1,966

		18,702		8,928		6,455
Minority interest		(6,422)		(986)		-

Total discontinued operations	17	12,280	26	7,942	21	6,455

	24	$16,980	29	$11,189	25	$7,745

During the years ended December 31, 2004, 2003 and 2002, the Company used the proceeds from the sale of the inventory properties to pay down the outstanding indebtedness of the Company’s Credit Facility.

Merger Transactions

In December 2001, the Company acquired 100 percent of Captec, a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders received $11,839,000 in cash, 4,349,918 newly issued shares of the Company’s common stock and 1,999,974 newly issued Series A Preferred Stock (see “Capital Resources – Debt and Equity Securities”). Under the purchase method of accounting, the acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. No goodwill was recorded in connection with the acquisition. The merger was unanimously approved by both the Company’s and Captec’s board of directors and Captec’s shareholders. This transaction increased funds from operations, increased diversification, produced cost savings from opportunities for economies of scale and operating efficiencies and enhanced the Company’s capital markets profile.

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,037 and 217,950, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2003, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 823 and 379, respectively. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the Company entered into a settlement agreement with the beneficial owners of the 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000 which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. The Company used proceeds from its Credit Facility to fund the settlement of the legal action. In February 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Anticipated Merger

In January 2005, the Company entered into an agreement with National Properties Corporation (“NAPE”), which provided that NAPE would merge with and into a subsidiary of the Company. At the time of the merger agreement, NAPE owned 43 properties located in 12 states which were leased to 17 tenants. If the acquisition is consummated, the Company will issue approximately 1,637,000 shares of common stock to holders of NAPE common stock. Total consideration for the merger transaction is estimated to be approximately $61,000,000 based on the Company’s closing stock price on the date of the merger agreement. Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the outstanding shares of NAPE common stock. The Company has entered into a shareholders’ agreement with the holders of approximately 53 percent of the outstanding NAPE common stock whereby these holders have agreed to vote in favor of the merger. However, the Company may terminate the merger agreement if a majority of the NAPE shareholders who are not bound by the shareholders’ agreement do not approve the merger. The merger does not require approval by the Company’s shareholders. The Company anticipates that the merger will be completed not later than the second quarter of 2005.

Revenue From Operations Analysis

General. During the year ended December 31, 2004, the Company’s rental income increased primarily due to the acquisition of DC Office Properties in August 2003 and other Investment Properties (See “Results of Operations – Property Analysis – Real Estate Held For Investment – Property Acquisitions”) and maintaining an occupancy rate of 97 percent at December 31, 2004 and 2003. The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes the Company’s revenues (dollars in thousands):

	2004		2003		2002
		Percent		Percent		Percent
		of Total		of Total		of Total
Rental income(1)	$111,135	85.9%	$92,929	89.7%	$78,036	92.9%
Real estate expense reimbursement from tenants	5,756	4.5%	5,048	4.9%	2,932	3.5%
Gain on disposition of real estate held for sale	4,700	3.6%	3,247	3.1%	1,290	1.5%
Interest and other income from real estate transactions	7,718	6.0%	2,390	2.3%	1,773	2.1%

Total revenue from continuing operations	$129,309	100.0%	$103,614	100.0%	$84,031	100.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Revenue From Operations Analysis by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from real estate held for investment and (ii) earnings from real estate held for sale. Breaking down revenues into the Company’s two primary operating segments of revenue shows that revenues are historically consistent. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table summarizes the revenues from continuing operations (dollars in thousands):

	2004		2003		2002
		Percent		Percent		Percent
		of Total		of Total		of Total
Real estate, held for investment	$124,374	96.2%	$99,760	96.3%	$82,171	97.8%
Real estate, held for sale	4,935	3.8%	3,854	3.7%	1,860	2.2%

Total revenue from continuing operations	$129,309	100.0%	$103,614	100.0%	$84,031	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003. Rental Income increased 19.6 percent for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the addition of an aggregate gross leaseable area of 825,000 square feet to the Company’s portfolio resulting from the acquisition of 36 Investment Properties during the year ended December 31, 2004 and the addition of 24 Investment Properties with an aggregate gross leaseable area of 1,453,000 during the year ended December 31, 2003. However, this increase is partially offset by the investment property dispositions during the years ended December 31, 2004 and 2003.

Real estate expense reimbursements from tenants increased 14 percent for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the addition of properties that reimburse for expenses, see “Results of Operations – Property Analysis – Real Estate Held for Investment”.

The gain on disposition of real estate held for sale included in continuing operations, increased 44.8 percent for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the increase in gross margin on sales of inventory properties. During the year ended December 31, 2004, the Company disposed of seven inventory properties and recognized a gain of $4,700,000 compared to three inventory properties for a $3,247,000 gain for the year ended December 31, 2003.

Interest and other income from real estate transactions increased 222.9 percent for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the interest earned on the $50,290,000 structured finance investments entered into since October 2003. However, this increase was partially offset by a decrease in development fees.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002. Rental Income increased 19.1 percent for the year ended December 31, 2003 due to a three percent increase in the Company’s Investment Property portfolio occupancy rate (97 percent at December 31, 2003 versus 94 percent at December 31, 2002) and the addition of 24 Investment Properties with an aggregate gross leaseable area of 1,453,000 square feet and the completed tenant improvements on nine Investment Properties. However, this increase is partially offset by the investment property dispositions during the years ended December 31, 2003 and 2002.

Real estate expense reimbursements from tenants increased 72.2 percent for the year ended December 31, 2003, as compared to the year ended December 31, 2002, primarily due to the addition of properties and the addition of real estate expenses reimbursed by tenants from the DC Office Properties, see “Property Analysis – Real Estate Held for Investment”.

The gain on disposition of real estate held for sale included in continuing operations, increased 151.6 percent, as compared to the year ended December 31, 2002, primarily due to the increase in gross margin on sales of inventory properties. During the year ended December 31, 2003, the Company disposed of three inventory properties and recognized a gain of $3,247,000 compared to four inventory properties for a $1,290,000 gain for the year ended December 31, 2002.

Interest and other income from real estate transactions increased 34.8 percent for the year ended December 31, 2003, compared to the year ended December 31, 2002. This increase was primarily attributable to (i) the $45,200,000 structured finance investment entered into in October 2003, and (ii) an increase in development fees. However, the increase was partially offset by a decrease in mortgage interest income.

Expense Analysis

General. During 2004 operating expenses increased primarily as a result of the acquisition of additional properties but remained generally proportionate to the Company’s total revenue. The following summarizes the Company’s expenses (dollars in thousands):

	2004		2003		2002
		Percent		Percent		Percent
		of Total		of Total		of Total
General and administrative	$22,996	41.0%	$21,696	48.5%	$16,324	49.2%
Real estate	12,161	21.7%	7,394	16.5%	4,365	13.2%
Depreciation and amortization	17,138	30.6%	13,217	29.6%	10,843	32.7%
Provision for loss on impairment of real estate	-	-	-	-	1,613	4.9%
Dissenting shareholders’ settlement	-	-	2,413	5.4%	-	-
Transition costs	3,741	6.7%	-	-	-	-

Total operating expenses from continuing operations	$56,036	100.0%	$44,720	100.0%	$33,145	100.0%

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003. In general, operating expenses increased 25.3 percent for the year ended December 31, 2004, over the year ended December 31, 2003, and increased as a percentage of total revenues by 0.1 percent to 43.3 percent.

General and administrative expenses increased 6.0 percent for the year ended December 31, 2004, but decreased as a percentage of total revenues by 3.1 percent to 17.8 percent. General and administrative expenses increased for the year ended December 31, 2004, primarily as a result of increases in expenses related to personnel. In addition, expenses related to professional services provided to the Company increased for the year ended December 31, 2004. For the year ended December 31, 2004, this increase is partially offset by a decrease in state taxes paid by the Company.

Real estate expenses increased 64.5 percent for the year ended December 31, 2004, and increased as a percentage of total revenues by 2.3 percent to 9.4 percent. Real estate expenses for the year ended December 31, 2004, increased primarily due to the August 2003 acquisition of the DC Office Properties. The DC Office Properties lease and the revenues related to such real estate expenses are included in real estate expense reimbursement from tenants. Real estate expenses related to the DC Office Properties were 59.6 and 51.3 percent, respectively, of total real estate expenses for the years ended December 31, 2004 and 2003, respectively. In addition, real estate expenses on vacant properties increased for the year ended December 31, 2004.

Depreciation and amortization expense increased 29.7 percent for the year ended December 31, 2004, and increased 0.5 percent to 13.3 percent of total revenues for the year ended December 31, 2004. The increase in depreciation and amortization expense for the year ended December 31, 2004, is primarily attributable (i) the depreciation on the acquisition of 36 additional Investment Properties and the tenant improvements on four Investment Properties since December 31, 2003, and (ii) the amortization of additional lease costs. The increase is partially offset by a decrease in the amortization of debt costs and the decrease in depreciation resulting from the disposition of 21 and 14 investment properties during each of the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the lawsuit that arose as a result of the merger with Captec in December 2001. (See “Results of Operations – Merger Transactions”).

During the year ended December 31, 2004, the Company recorded transition costs of $3,741,000, including severance, accelerated vesting of restricted stock and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002. Operating expenses increased 34.9 percent for the year ended December 31, 2003 over the year ended December 31, 2002, and increased as a percentage of total revenues by 3.8 percent to 43.2 percent.

General and administrative expenses increased 32.9 percent for the year ended December 31, 2003, and increased as a percentage of total revenues by 1.5 percent to 20.9 percent. General and administrative expenses increased for the year ended December 31, 2003 primarily as a result of (i) increases in expenses related to personnel costs, (ii) increases in expenses related to professional services provided to the Company, and (iii) increases in state taxes.

Real estate expenses increased 69.4 percent for the year ended December 31, 2003 primarily due to the August 2003 acquisition of the DC Office Properties, increasing as a percentage of total revenues by 1.9 percent to 7.1 percent. The DC Office Properties lease and the revenues related to such real estate expenses are included in real estate expense reimbursements from tenants. Real estate expenses related to the DC Office Properties were 51.3 percent of total real estate expenses for the year ended December 31,

2003. The increase in real estate expenses was partially offset by an increase in the Company’s occupancy rate to 97 percent at December 31, 2003 from 94 percent at December 31, 2002.

Depreciation and amortization expense increased 21.9 percent for the year ended December 31, 2003, but decreased as a percentage of total revenues by 0.1 percent to 12.8 percent for the year ended December 31, 2003. The increase in depreciation and amortization expense for the year ended December 31, 2003 is primarily attributable to (i) the depreciation on acquisition of and tenant improvements on additional Investment Properties in 2003, (ii) the amortization of loan costs related to the amended Credit Facility and the Term Note, and (iii) the amortization of additional lease costs.

The Company recorded no loss on impairment of real estate during 2003. The Company recorded a provision for loss on impairment of real estate of $1,613,000 and $1,672,000 in continuing operations and discontinued operations, respectively, in the year ended December 31, 2002. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, the Company makes a provision for impairment loss if estimated future operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset.

During the year ended December 31, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the Appraisal Action that arose as a result of the merger with Captec in December 2001. (See “Results of Operations – Merger Transactions”).

Analysis of Other Expenses and Revenues

General. During the year ended December 31, 2004, interest and other income and interest expense increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations (dollars in thousands):

	2004		2003		2002
		Percent		Percent		Percent
		of Total		of Total		of Total
Interest and other income	$(3,779)	(13.2)%	$(3,346)	(14.3)%	$(3,890)	(18.3)%
Interest expense	32,463	113.2%	26,754	114.3%	25,179	118.3%

Total other expenses (revenues) from continuing operations	$28,684	100.0%	$23,408	100.0%	$21,289	100.0%

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003. In general, other expenses (revenues) increased 22.5 percent for the year ended December 31, 2004, over the year ended December 31, 2003, but decreased as a percentage of total revenues by 0.4 percent to 22.2 percent.

Interest expense increased 21.3 percent for the year ended December 31, 2004, but decreased as a percentage of total revenues by 0.7 percent to 25.1 percent for the year ended December 31, 2004. The increase in interest expense for the year ended December 31, 2004, was primarily attributable to an increase in the long-term fixed rate average debt outstanding of $475,802,000 as of December 31, 2004, including the addition of the $95,000,000 fixed rate mortgage loan entered into in November 2003. However, the increase in interest expense was partially offset by a lower average debt outstanding of $39,869,000 as of December 31, 2004 on the Company’s short-term variable interest rate debt.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002. In general, other expenses (revenues) increased 10.0 percent for the year ended December 31, 2003, over the year ended December 31, 2002, but decreased as a percentage of total revenues by 2.7 percent to 22.6 percent.

Interest and other income decreased 14.0 percent for the year ended December 31, 2003, and decreased as a percentage of total revenues by 1.3 percent to 3.2 percent. Interest and other income decreased for the year ended December 31, 2003, primarily as a result of a decrease of interest earned on a note receivable and a related party line of credit.

Interest expense increased 6.3 percent for the year ended December 31, 2003, but decreased as a percentage of total revenues by 4.2 percent to 25.8 percent for the year ended December 31, 2003. The increase in interest expense for the year ended December 31, 2003, was primarily as a result of refinancing a portion of the Company’s Credit Facility and Term Note to long-term fixed rate debt, including the 2012 Notes and the $21,000,000 fixed rate mortgage loan, both entered into in June 2002 and the addition of the $95,000,000 fixed rate mortgage loan entered into in November 2003, as a means to reduce floating interest rate risk. However, the increase in interest expense was partially offset by a decrease in the average interest rates on the Company’s variable interest rate debt.

Unconsolidated Affiliates

For details on each of the Company’s unconsolidated affiliates, see “Capital Resources – Investments in Unconsolidated Affiliates.”

During the years ended December 31, 2004, 2003 and 2002, the Company recognized equity in earnings of unconsolidated affiliates of $4,724,000, $4,341,000 and $1,800,000, respectively. The increase in equity in earnings of unconsolidated affiliates was primarily attributable to the income earned on investments in mortgage loans.

Earnings from Discontinued Operations

The Company has recorded discontinued operations by the defined Company segments: (i) real estate held for investment and (ii) real estate held for sale. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its investment properties that were sold and expired leasehold interests subsequent to December 31, 2001, as discontinued operations. The Company also classified the revenues and expenses of its held for sale properties that were sold and generated rental revenues as discontinued operations. In addition, the Company also classified the revenues and expenses related to its 21 Inventory Properties held for sale as of December 31, 2004, as discontinued operations.

During the years ended December 31, 2004, 2003 and 2002, the Company recognized earnings from discontinued operations of (dollars in thousands):

	# of Sold		# of Sold		# of Sold
	Properties	2004	Properties	2003	Properties	2002
Real estate, held for investment(1)	21	$4,766	14	$4,330	19	$8,023
Real estate, held for sale	17	9,544	26	6,277	21	5,604

	38	$14,310	40	$10,607	40	$13,627

     (1)2004 includes one expired leasehold interest.

The Company occasionally sells investment properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Company entered into a forward starting interest rate swap in February 2004 and terminated the swap effective June 2004 for a swap gain of $4,148,000. The Company had no outstanding derivatives as of December 31, 2004 and 2003.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of December 31, 2004 and 2003. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations outstanding as of December 31, 2004. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of December 31, 2004, it does not consider those exposures or positions which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Debt Obligations (dollars in thousands)(1)
	Variable Rate Credit						Financing Lease
	Facility		Fixed Rate Mortgages		Fixed Rate Notes		Obligation(3)
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Debt	Interest	Debt	Interest	Debt	Interest	Debt	Interest
	Obligation	Rate(2)	Obligation	Rate	Obligation(4)	Rate	Obligation	Rate
2005	$-	-	$4,070	6.20%	$-	6.77%	$-	5.00%
2006	17,900	2.72%	22,376	6.00%	-	6.77%	-	5.00%
2007	-	-	8,776	5.92%	-	6.77%	-	5.00%
2008	-	-	1,156	5.86%	99,892	6.64%	-	5.00%
2009	-	-	964	5.83%	-	6.59%	-	5.00%
Thereafter	-	-	119,826	7.08%	223,240	6.25%	26,041	5.00%

Total	$17,900		$157,168		$323,132		$26,041

Fair Value:
December 31, 2004	$17,900	2.72%	$157,168	6.27%	$353,647	7.04%	$26,041	5.00%

December 31, 2003	$27,800	2.41%	$149,861	6.68%	$295,139	7.54%	$-	-

(1)	The $20,000,000 variable rate term note matured in 2004. As of December 31, 2003, the term note had a weighted average interest rate of 3.01% and a fair value of $20,000,000.

(2)	Interest rate varies based upon a tiered rate structure ranging from 70 basis points above LIBOR to 135 basis points above LIBOR based upon the debt rating of the Company.

(3)	In July 2004, the Company sold five investment properties for $26,041,000 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

(4)	Net of unamortized note discounts and unamortized interest rate hedge gain.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Commercial Net Lease Realty, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Effective January 1, 2004, the Company implemented Financial Accounting Standards Board Interpretation No. 46, revised December 2003, “Consolidation of Variable Interest Entities” (FIN 46R) and has restated all prior period consolidated financial statements to reflect its adoption.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commercial Net Lease Realty, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Orlando, Florida
March 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Commercial Net Lease Realty, Inc. and Subsidiaries:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Commercial Net Lease Realty, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Commercial Net Lease Realty, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Commercial Net Lease Realty, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Commercial Net Lease Realty, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedules III and IV and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedules III and IV.

Orlando, Florida
March 9, 2005

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
ASSETS	2004	2003

Real estate, held for investment:
Accounted for using the operating method, net of accumulated depreciation and amortization	$1,009,397	$887,124
Accounted for using the direct financing method	102,311	102,970
Real estate, held for sale net of accumulated depreciation	58,049	45,822
Investments in and other receivables from unconsolidated affiliates	29,307	39,606
Line of credit, note and accrued interest receivable from related party	-	16,530
Mortgages, notes and accrued interest receivable, net of allowance of $896 and $979, respectively	45,564	68,423
Cash and cash equivalents	1,947	5,335
Receivables, net of allowance of $924 and $1,590, respectively	6,636	4,740
Accrued rental income, net of allowance	28,619	25,322
Debt costs, net of accumulated amortization of $8,063 and $6,714, respectively	3,926	3,776
Other assets	14,292	11,596
Deferred income tax asset	-	2,534

Total assets	$1,300,048	$1,213,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$17,900	$27,800
Mortgages payable	157,168	149,861
Notes payable, net of unamortized discount of $847 and $530, respectively, and unamortized interest rate hedge gain of $3,979 and $288, respectively	323,132	289,758
Financing lease obligation	26,041	-
Accrued interest payable	4,334	3,820
Other liabilities	11,745	11,508
Income tax liability	702	-

Total liabilities	541,022	482,747

Minority interest	2,028	277
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 and 1,781,645 shares issued and outstanding, at December 31, 2004 and 2003, respectively; stated liquidation value of $25 per share	44,540	44,541
Series B convertible, 10,000 shares issued and outstanding, at December 31, 2004 and 2003; stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 52,077,825 and 50,001,898 shares issued and outstanding at December 31, 2004 and 2003, respectively	521	500
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	725,337	691,704
Accumulated dividends in excess of net earnings	(35,188)	(28,167)
Deferred compensation	(3,212)	(2,824)

Total stockholders’ equity	756,998	730,754

	$1,300,048	$1,213,778

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Rental income from operating leases	$99,863	$81,854	$66,765
Earned income from direct financing leases	10,861	10,670	10,864
Real estate expense reimbursement from tenants	5,756	5,048	2,932
Contingent rental income	411	405	407
Gain on disposition of real estate, held for sale	4,700	3,247	1,290
Interest and other income from real estate transactions	7,718	2,390	1,773

	129,309	103,614	84,031

Operating expenses:
General and administrative	22,996	21,696	16,324
Real estate	12,161	7,394	4,365
Depreciation and amortization	17,138	13,217	10,843
Provision for loss on impairment of real estate	-	-	1,613
Dissenting shareholders’ settlement	-	2,413	-
Transition costs	3,741	-	-

	56,036	44,720	33,145

Earnings from operations	73,273	58,894	50,886

Other expenses (revenues):
Interest and other income	(3,779)	(3,346)	(3,890)
Interest expense	32,463	26,754	25,179

	28,684	23,408	21,289

Earnings from continuing operations before provision for income taxes, minority interest and equity in earnings of unconsolidated affiliates	44,589	35,486	29,597
Provision for income taxes	2,542	2,902	3,042

Earnings from continuing operations before minority interest and equity in earnings of unconsolidated affiliates	47,131	38,388	32,639
Minority interest	(1,231)	137	(8)

Earnings from continuing operations before equity in earnings of unconsolidated affiliates	45,900	38,525	32,631
Equity in earnings of unconsolidated affiliates	4,724	4,341	1,800

Earnings from continuing operations	50,624	42,866	34,431
Earnings from discontinued operations:
Real estate, held for investment	4,766	4,330	8,023
Real estate, held for sale, net of provision for income taxes and minority interest	9,544	6,277	5,604

	14,310	10,607	13,627

Net earnings	64,934	53,473	48,058
Series A preferred stock dividends	(4,008)	(4,008)	(4,010)
Series B convertible preferred stock dividends	(1,675)	(502)	-

Net earnings available to common stockholders – basic	59,251	48,963	44,048
Series B convertible preferred stock dividends	-	502	-

Net earnings available to common stockholders – diluted	$59,251	$49,465	$44,048

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED
(dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Net earnings per share of common stock:
Basic:
Continuing operations	$0.87	$0.89	$0.75
Discontinued operations	0.28	0.25	0.34

Net earnings	$1.15	$1.14	$1.09

Diluted:
Continuing operations	$0.87	$0.89	$0.75
Discontinued operations	028	0.24	0.34

Net earnings	$1.15	$1.13	$1.09

Weighted average number of common shares outstanding:
Basic	51,312,434	43,108,213	40,383,405

Diluted	51,742,518	43,896,800	40,588,957

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except per share data)

		Series B			Accumulated	Deferred	Accumulated
	Series A	Convertible		Capital in	Dividends in	Compensation	Other
	Preferred	Preferred	Common	Excess of Par	Excess of Net	on Restricted	Comprehensive
	Stock	Stock	Stock	Value	Earnings	Stock	Income	Total
Balance at December 21, 2001	$50,000	$-	$406	$531,677	$(14,527)	$(2,916)	$-	$564,640
Net earnings	-	-	-	-	48,058	-	-	48,058
Dividends declared and paid ($2.25 per share of Series A Preferred Stock)	-	-	-	-	(4,010)	-	-	(4,010)
Dividends declared and paid ($1.27 per share of common stock)	-	-	-	-	(51,178)	-	-	(51,178)
Reversal of 217,950 shares of preferred stock and 474,037 shares of common stock originally offered to the dissenting stockholders in connection with the merger in 2001	(5,449)	-	(5)	(6,509)	-	-	-	(11,963)
Issuance of 214,490 shares of common stock	-	-	2	2,752	-	-	-	2,754
Issuance of 64,000 shares of restricted common stock	-	-	1	982	-	(983)	-	-
Stock issuance costs	-	-	-	(14)	-	-	-	(14)
Amortization of deferred compensation	-	-	-	-	-	854	-	854

Balances at December 31, 2002	44,551	-	404	528,888	(21,657)	(3,045)	-	549,141
Net earnings	-	-	-	-	53,473	-	-	53,473
Dividends declared and paid ($2.25 per share of Series A Preferred Stock)	-	-	-	-	(4,008)	-	-	(4,008)
Dividends declared and paid ($50.25 per share of Series B Convertible Preferred Stock)	-	-	-	-	(502)	-	-	(502)
Dividends declared and paid ($1.28 per share of common stock)	-	-	-	-	(55,473)	-	-	(55,473)
Reversal of 379 shares of preferred stock and 823 shares of common stock originally offered to the dissenting stockholders in connection with the merger in 2001	(10)	-	-	(11)	-	-	-	(21)
Issuance of 9,528,653 shares of common stock	-	-	95	168,512	-	-	-	168,607
Issuance of 10,000 shares of preferred stock	-	25,000	-	-	-	-	-	25,000
Issuance of 76,407 shares of restricted common stock	-	-	1	1,140	-	(1,141)	-	-
Cancellation of 5,950 shares of restricted common stock	-	-	-	(91)	-	91	-	-
Stock issuance costs	-	-	-	(6,734)	-	-	-	(6,734)
Amortization of deferred compensation	-	-	-	-	-	1,271	-	1,271

Balances at December 31, 2003	44,541	25,000	500	691,704	(28,167)	(2,824)	-	730,754

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except per share data)

					Accumulated	Deferred	Accumulated
		Series B		Capital in	Dividends in	Compensation	Other
	Series A	Convertible		Excess of Par	Excess of Net	on Restricted	Comprehensive
	Preferred Stock	Preferred Stock	Common Stock	Value	Earnings	Stock	Income	Total
Balances at December 31, 2003	44,541	25,000	500	691,704	(28,167)	(2,824)	-	730,754
Net earnings	-	-	-	-	64,934	-	-	64,934
Dividends declared and paid ($2.25 per share of Series A Preferred Stock)	-	-	-	-	(4,008)	-	-	(4,008)
Dividends declared and paid ($167.50 per share of Series B Convertible Preferred Stock)	-	-	-	-	(1,675)	-	-	(1,675)
Dividends declared and paid ($1.29 per share of common stock)	-	-	1	1,056	(66,272)	-	-	(65,215)
Deferred changes in fair value of interest rate swap	-	-	-	-	-	-	(4,148)	(4,148)
Reversal of 56 shares of preferred stock and 51 shares of common stock originally offered to the dissenting stockholders in connection with the merger in 2001	(1)	-	-	-	-	-	-	(1)
Issuance of 886,962 shares of common stock	-	-	9	12,129	-	-	-	12,138
Issuance of 953,551 shares of common stock in exchange for a partnership interest	-	-	9	17,440	-	-	-	17,449
Issuance of 205,579 shares of restricted common stock	-	-	2	3,487	-	(3,489)	-	-
Cancellation of 29,926 shares of restricted common stock	-	-	-	(473)	-	473	-	-
Stock issuance costs	-	-	-	(6)	-	-	-	(6)
Amortization of deferred compensation	-	-	-	-	-	2,628	-	2,628
Termination and reclass of interest rate swap	-	-	-	-	-	-	4,148	4,148

Balances at December 31, 2004	$44,540	$25,000	$521	$725,337	$(35,188)	$(3,212)	$-	$756,998

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$64,934	$53,473	$48,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	978	1,905	1,682
Depreciation and amortization	17,398	13,799	12,640
Provision for loss on impairment of real estate	-	-	3,285
Amortization of notes payable discount	123	146	128
Amortization of deferred interest rate hedge gains	(457)	(596)	(555)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(5,064)	(4,674)	(1,992)
Minority interest	1,828	341	8
Gain on disposition of real estate, held for investment	(2,523)	(287)	(260)
Income taxes	3,236	941	1,467
Transition costs	1,929	-	-
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, held for sale	(74,024)	(58,612)	(27,229)
Proceeds from disposition of real estate, held for sale	87,321	72,262	88,494
Gain on disposition of real estate, held for sale	(23,402)	(12,175)	(7,745)
Decrease in real estate leased to others using the direct financing method	2,770	2,368	2,165
Increase in work in process	(2,093)	(2,679)	(3,694)
Increase (decrease) in mortgages, notes and accrued interest receivable	6,243	(9,798)	(1,070)
Decrease (increase) in receivables	(1,642)	(2,614)	263
Increase in accrued rental income	(3,438)	(6,548)	(3,172)
Increase in other assets	(1,456)	(1,682)	(493)
Increase in accrued interest payable	485	246	442
Increase (decrease) in other liabilities	1,646	2,715	(833)

Net cash provided by operating activities	74,792	48,531	111,589

Cash flows from investing activities:
Proceeds from the disposition of real estate, held for investment	32,639	25,024	29,329
Additions to real estate, held for investment:
Accounted for using the operating method	(134,565)	(215,730)	(41,236)
Accounted for using the direct financing method	-	-	(3,201)
Investment in unconsolidated affiliates	(4)	(9,362)	(14,500)
Distributions received from unconsolidated affiliates	11,008	5,684	5,785
Increase in mortgages and notes receivable	(6,857)	(48,328)	(25)
Mortgage and notes payments received	23,301	1,785	7,642
Increase in mortgages and other receivables from unconsolidated affiliates	(115,600)	(119,700)	(80,900)
Payments received on mortgages and other receivables from unconsolidated affiliates	132,200	125,900	81,818
Business combination, net of cash acquired	1,068	-	1,319
Payment of lease costs	(1,491)	(3,127)	-
Consideration due to the dissenting shareholders in connection with the merger of Captec Net Lease Realty, Inc. (“Captec”) in December 2001	-	(13,278)	-
Other	(654)	(54)	(1,173)

Net cash used in investing activities	(58,955)	(251,186)	(15,142)

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from financing activities:
Proceeds from line of credit payable	350,900	352,800	111,500
Repayment of line of credit payable	(360,800)	(363,900)	(180,000)
Proceeds from mortgages payable	406	95,000	23,340
Repayment of mortgages payable	(9,163)	(2,944)	(2,547)
Proceeds from financing lease obligation	26,041	-	-
Proceeds from notes payable	149,560	-	49,713
Proceeds from forward starting interest rate swap	4,148	-	-
Repayment of notes payable	(120,000)	-	(50,000)
Payment of debt costs	(1,450)	(1,900)	(1,197)
Proceeds from issuance of Series B Convertible Preferred Stock	-	25,000	-
Proceeds from issuance of common stock	13,230	168,579	2,725
Payment of Series A Preferred Stock dividends	(4,008)	(4,010)	(4,007)
Payment of Series B Convertible Preferred Stock dividends	(1,675)	(502)	-
Payment of common stock dividends	(66,272)	(55,472)	(51,177)
Stock issuance costs	(140)	(6,686)	(4)
Other	(2)	-	-

Net cash provided by (used in) financing activities	(19,225)	205,965	(101,654)

Net increase (decrease) in cash and cash equivalents	(3,388)	3,310	(5,207)
Cash and cash equivalents at beginning of year	5,335	2,025	7,232

Cash and cash equivalents at end of year	$1,947	$5,335	$2,025

Supplemental disclosure of cash flow information – interest paid, net of amount capitalized	$33,855	$28,948	$27,313

Supplemental disclosure of non-cash investing and financing activities:
Issued 205,579, 76,407 and 64,000 shares of restricted common stock in 2004, 2003 and 2002, respectively, in pursuant to the Company’s 2000 Performance Incentive Plan, including grants in connection with transition costs	$3,016	$1,050	$983

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$-	$(1)	$4

Cash consideration for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$-	$(2)	$3

Liability for the consideration due to the dissenting stockholders in connection with the merger of Captec	$-	-	$13,278

Note and mortgage notes accepted in connection with real estate transactions	$-	$17,123	$4,344

Acquisition of real estate held for investment and assumption of related mortgage payable	$7,357	$-	$-

Issued 953,551 shares of common stock in 2004 in exchange for a partnership interest	$17,449	$-	$-

Disposition of real estate held for sale and transfer of related mortgage payable	$2,251	$-	$-

Note receivable issued in connection with sale of entity	$-	$-	$25

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA
(unaudited)
(dollars in thousands, except for per share data)

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter	Year
Gross revenues	$35,952	$34,983	$43,374	$42,968	$157,277
Depreciation and amortization expense	4,265	4,265	4,419	4,449	17,398
Interest expense	7,731	7,973	8,744	8,672	33,120
Transition costs	-	3,200	52	489	3,741
Other expenses	8,925	8,812	8,798	9,112	35,647
Net earnings	16,268	12,735	17,005	18,926	64,934
Net earnings per share (2):
Basic	0.29	0.22	0.30	0.34	1.15
Diluted	0.29	0.22	0.30	0.34	1.15
2003
Gross revenues	$26,370	$28,090	$31,236	$38,551	$124,247
Depreciation and amortization expense	3,102	3,275	3,330	4,092	13,799
Interest expense	6,523	6,910	6,814	7,658	27,905
Dissenting shareholders’ settlement	2,413	-	-	-	2,413
Other expenses	5,503	5,902	8,048	9,905	29,358
Net earnings	10,154	12,344	15,384	15,591	53,473
Net earnings per share (2):
Basic	0.23	0.28	0.32	0.30	1.14
Diluted	0.23	0.28	0.32	0.30	1.13

(1)	The consolidated quarterly financial data above includes revenues and expenses from the Company’s continuing and discontinued operations. The Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity. Accordingly, the results of operations related to these certain properties that have been classified as held for sale or have been disposed of in 2004 and 2003 have been reclassified as earnings from discontinued operations for each period reported above. As reported in the current Form 10-K, earnings from discontinued operations for the years ended December 31, 2004 and 2003, were $14,310,000 and $10,607,000, respectively.

(2)	Calculated independently for each period, and consequently, the sum of the quarters may differ from the annual amount.

COMMERCIAL NET LEASE REALTY, INC.
and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.	Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly-owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”), Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). The Company holds a 98.7 percent, non-controlling interest in Services and is entitled to receive 98.7 percent of the dividends paid by Services. James M. Seneff, Jr., a director of the Company, Kevin B. Habicht, an officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, collectively own the remaining 1.3 percent interest, which is 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent voting interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company’s operations are divided into two primary business segments: real estate held for investment and real estate held for sale. The real estate held for investment is operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail properties that are generally leased to established tenants under long-term commercial net leases (“Investment Properties”). As of December 31, 2004, the Company owned 362 properties, located in 38 states, that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. The real estate held for sale is operated through Services. Services acquires and develops real estate directly and indirectly, through investment interests, primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2004, Services owned 21 properties that were held for sale (“Inventory Properties”).

Principles of Consolidation – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. A variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation required existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. Effective January 1, 2004, the Company implemented FIN 46R and under the guidelines of this interpretation, Services met the criteria of a variable interest entity which required consolidation by the Company. Accordingly, effective January 1, 2004, the Company consolidated Services and all prior period comparable condensed consolidated financial statements have been restated to include Services as a consolidated subsidiary. The adoption of this interpretation did not have a significant impact on the financial position or results of operations of the Company.

Therefore, the Company’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated. The Company applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by the Company due to the significance of rights held by other parties.

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of December 31, 2004, is $6,076,000. As of December 31, 2004, CNL Plaza, Ltd. had total assets and liabilities of $58,913,000 and $62,473,000, respectively.

A wholly-owned subsidiary of Services, CNLRS Equity Ventures, Inc. (“Equity Ventures”), develops real estate through various joint venture development affiliate agreements. Equity Ventures consolidates the joint venture development entities listed in the table below, eliminating significant intercompany balances and transactions and recording a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of December 31, 2004:

Date of			Equity Ventures’
Agreement	Entity Name	Agreement Type	Ownership %
November 2002	WG Grand Prairie TX, LLC	Limited Liability Company	60%
February 2003	KK-Seminole FL, LLC	Limited Liability Company	40%
February 2003	Gator Pearson, LLC	Limited Liability Company	50%
April 2003	MAC Boise ID, LLC	Limited Liability Company	60%
June 2003	CNLRS WG Grapevine TX, LLC	Limited Liability Company	60%
January 2004	CNLRS WG Crowley TX, LLC	Limited Liability Company	60%
February 2004	CNLRS Yosemite Park CO, LLC	Limited Liability Company	50%
September 2004	CNLRS Bismarck ND, LLC	Limited Liability Company	50%
October 2004	CNLRS WG Ennis TX, LLC	Limited Liability Company	60%
November 2004	CNLRS WG Dallas TX, LLC	Limited Liability Company	60%
December 2004	CNLRS WG Long Beach MS, LLC	Limited Liability Company	50%
December 2004	CNLRS Arcadian Commons, LLC	Limited Liability Company	50%

Real Estate Held for Investment – The Company records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by the Company includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method – Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives (generally 35 to 40 years). Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method – Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. Gains from disposition of real estate are generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of the sale and any subsequent involvement by the Company with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and the Company no longer has a continuing obligation to provide services to the former tenants.

Management reviews its real estate for impairment whenever events or changes in circumstances indicate that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Purchase Accounting for Acquisition of Real Estate – For purchases of real estate that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, “Business Combinations,” the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the relative fair values of these assets. Management uses the as-if-vacant fair value of a property provided by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. The Company’s leases do not currently include fixed-rate renewal periods.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Real Estate Held for Sale – Services acquires, develops and currently owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by Services. Services’ records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by Services includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. The asset is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Services classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated (see Note 3). When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in earnings.

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 4). The Company exercises influence over these unconsolidated affiliates, but does not control them.

Cash and Cash Equivalents – The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Cash accounts maintained on behalf of the Company in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits investment of temporary cash investments to financial institutions with high credit standing; therefore, management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Debt Costs – Debt costs incurred in connection with the Company’s $225,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method which approximates the effective interest method. Debt costs incurred in connection with the term note payable, which matured in November 2004, were amortized over the term using the straight-line method which approximated the effective interest rate. Debt costs incurred in connection with the issuance of the Company’s notes payable have been deferred and are being amortized over the term of the respective debt obligation using the effective interest method.

Earnings Per Share – Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net earnings per common share is computed by dividing net earnings available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the periods.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the years ended December 31:

	2004	2003	2002
Weighted average number of common shares outstanding	51,546,814	43,167,433	40,419,876
Restricted stock	(234,380)	(59,220)	(36,471)

Weighted average number of common shares outstanding used in basic earnings per share	51,312,434	43,108,213	40,383,405

Weighted average number of common shares outstanding	51,546,814	43,167,433	40,419,876
Effect of dilutive securities:
Common stock options	192,370	229,495	169,081
Assumed conversion of Series B Convertible Preferred Stock to common stock	-	499,872	-
Directors’ deferred fee plan	3,334	-	-

Weighted average number of common shares outstanding used in diluted earnings per share	51,742,518	43,896,800	40,588,957

The following represents the number of shares of potentially issuable common stock which were not included in computing diluted earnings per common share because their effects were antidilutive:

	2004	2003	2002
Common stock options	-	398,500	454,500

Stock-Based Compensation – At December 31, 2004, the Company had one stock-based compensation plan, which is described more fully in Note 19. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based compensation costs are reflected in 2002 net earnings, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock at the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	2004	2003	2002
Net earnings available to common stockholders – basic, as reported:	$59,251	$48,963	$44,048
Add: stock-based employee compensation expense included in reported net earnings	20	3	-
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(65)	(74)	(27)

Pro forma net earnings available to common stockholders – basic	$59,206	$48,892	$44,021

Net earnings available to common stockholders – diluted, as reported:	$59,251	$49,465	$44,048
Add: stock-based employee compensation expense included in reported net earnings	20	3	-
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(65)	(74)	(27)

Pro forma net earnings available to common stockholders – diluted	$59,206	$49,394	$44,021

Earnings available to common stockholders per common share as reported:
Basic	$1.15	$1.14	$1.09

Diluted	$1.15	$1.13	$1.09

Pro forma earnings available to common stockholders per common share:
Basic	$1.15	$1.13	$1.09

Diluted	$1.14	$1.13	$1.08

There were no options granted in 2004. The fair value of each option grant in 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) risk free rate of 5.5% for the 2003 grant and 5.4% and 5.5% for the 2002 grants, (ii) expected volatility of 18.0% and 18.0%, respectively, (iii) dividend yields of 9.3% and 9.3%, respectively, and (iv) expected lives of 10 years for each of the 2003 and 2002 grants.

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2004, the Company believes it has qualified as a REIT. Not withstanding the Company’s qualification for taxation as a real estate investment trust, the Company is subject to certain state taxes on its income and real estate.

Effective January 1, 2001, Commercial Net Lease Realty, Inc. elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within Services are subject to federal and state income taxes (See “Real Estate Held for Sale”). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to Services.

Income taxes are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Standards –In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

In December 2004, FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123R, is effective for the first interim or annual reporting period beginning after June 15, 2005. This revision to the statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method of accounting that was provided in Statement 123 as originally issued. An enterprise will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 2004 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Real Estate Held for Investment:

Leases – The Company generally leases its Investment Properties to established tenants. As of December 31, 2004, 302 of the Investment Property leases have been classified as operating leases and 69 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 46 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2005 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of December 31, 2004, the weighted average remaining lease term was approximately 10 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2004	2003
Land and improvements	$431,867	$384,134
Buildings and improvements	631,306	544,246
Leasehold interests	2,532	3,381

	1,065,705	931,761
Less accumulated depreciation and amortization	(61,720)	(48,863)

	1,003,985	882,898
Construction in progress	7,025	6,482

	1,011,010	889,380
Less provision for loss on impairment of real estate	(1,613)	(2,256)

	$1,009,397	$887,124

In August 2003, the Company acquired two office buildings and a related parking garage located in the Washington, D.C. metropolitan area (“DC Office Properties”) for $142,800,000. In addition, pursuant to the lease agreement, the Company has agreed to fund an additional $27,322,000 for building and tenant improvements, of which $23,850,000 had been funded as of December 31, 2004. The Company anticipates the remaining building and improvements to be substantially completed and funded by June 30, 2005.

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2004, 2003 and 2002, the Company recognized collectively in continuing and discontinued operations, $3,452,000, $6,756,000 and $3,223,000, respectively, of such income. At December 31, 2004 and 2003, the balance of accrued rental income, net of allowances of $1,620,000 and $1,320,000, respectively, was $28,619,000 and $25,322,000, respectively.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2004 (dollars in thousands):

2005	$105,235
2006	105,333
2007	104,579
2008	102,673
2009	98,336
Thereafter	612,181

$1,128,337

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the Consumer Price Index (“CPI”) or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.

Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2004	2003
Minimum lease payments to be received	$166,849	$175,236
Estimated unguaranteed residual values	32,623	32,354
Less unearned income	(97,161)	(104,620)

Net investment in direct financing leases	$102,311	$102,970

The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2004 (dollars in thousands):

2005	$13,559
2006	13,580
2007	13,631
2008	13,635
2009	13,738
Thereafter	98,706

$166,849

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or for contingent rental payments that may become due in future periods (See Real Estate – Accounted for Using the Operating Method).

3.	Real Estate Held for Sale:

As of December 31, 2004, the portfolio of Inventory Properties consisted of 10 completed inventory properties, seven properties under construction and four land parcels.

Real estate held for sale consisted of the following at December 31 (dollars in thousands):

	2004	2003
Inventory:
Land	$16,449	$13,644
Buildings	17,660	17,129
Accumulated depreciation	(81)	(246)

	34,028	30,527
Under construction:
Land	13,826	7,226
Work in process	10,195	8,069

	24,021	15,295

	$58,049	$45,822

In connection with the development of seven Inventory Properties by Services, the Company has agreed to fund construction commitments of $26,409,000, of which $12,248,000 has been funded as of December 31, 2004.

The following table summarizes the number of inventory properties sold and the corresponding gain recognized on the disposition of real estate held for sale included in earnings from continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2004		2003		2002
	# of		# of		# of
	Properties	Gain	Properties	Gain	Properties	Gain
Continuing operations	7	$4,700	3	$3,247	4	$1,290
Discontinued operations:
Gain		17,885		7,891		4,489
Intersegment eliminations		817		1,037		1,966

		18,702		8,928		6,455
Minority interest		(6,422)		(986)		-

Total discontinued operations	17	12,280	26	7,942	21	6,455

	24	$16,980	29	$11,189	25	$7,745

4.	Investments in Unconsolidated Affiliates:

In September 1997, the Company entered into a partnership, Net Lease Institutional Realty, L.P. (the “Partnership”), with the Northern Trust Company, as Trustee of the Retirement Plan for Chicago Transit Authority Employees (“CTA”). Under the terms of the limited partnership agreement of the Partnership, CTA had the option to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised that right, and based on the terms of and calculation defined in the limited partnership agreement, the Company issued 953,551 shares of common stock to CTA in a private transaction in February 2004 in exchange for CTA’s 80 percent limited partnership interest, increasing the Company’s ownership in the Partnership to 100 percent. Prior to CTA’s exercise, the Company accounted for its 20 percent interest in the Partnership under the equity method of accounting. Net income and losses of the Partnership were allocated to the partners in accordance with their respective percentage interest during the Partnership’s term.

The Company received $116,000 in distributions from the Partnership for the year ended December 31, 2003. For the years ended December 31, 2004, 2003 and 2002, the Company recognized earnings of $26,000, $280,000 and $270,000, respectively, from the Partnership. The Company managed the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000, $193,000 and $193,000 in asset management fees during the years ended December 31, 2004, 2003 and 2002, respectively. The Company did not recognize earnings or receive asset management fees from the Partnership subsequent to increasing its ownership in the Partnership to 100 percent in February 2004.

The Company has entered into five limited liability company (“LLC”) agreements (collectively, “CCMH LLCs”) with Orange Avenue Mortgage Investments, Inc. (“OAMI”), formerly known as CNL Commercial Finance, Inc. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs and accounts for its investment under the equity method of accounting. The following table summarizes each of the investments as of December 31, 2004:

Date of Agreement	LLC Agreement	Investment Interest
June 2001	CCMH I, LLC	42.7%
December 2001	CCMH II, LLC	44.0%
June 2002	CCMH III, LLC	36.7%
December 2002	CCMH IV, LLC	38.3%
July 2003	CCMH V, LLC	38.4%

During the years ended December 31, 2004 and 2003, the Company received $10,562,000 and $4,211,000, respectively, in distributions from the CCMH LLC’s. In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLC’s as partial collateral for the loan.

The following presents the combined condensed financial information of the CCMH LLCs (dollars in thousands):

	December 31,
	2004	2003
Mortgage assets	$59,840	$70,472
Other assets	-	1

Total assets	$59,840	$70,473

Total liabilities	$-	$-
Members’ equity	59,840	70,473

Total liabilities and members’ equity	$59,840	$70,473

	Year Ended December 31,
	2004	2003	2002
Revenues/net earnings	$9,898	$9,110	$5,035

For the years ended December 31, 2004, 2003 and 2002, the Company recognized earnings of $5,042,000, $4,583,000 and $2,445,000, respectively, from the CCMH LLCs.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, both members of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $6,458,000, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity, which was extended from the original maturity of November 2004 to May 2005. The fair value of the Company’s guarantee is $73,000. During the years ended December 31, 2004, 2003 and 2002 the Company received $446,000, $372,000 and $411,000, respectively, in distributions from Plaza. For the years ended December 31, 2004, 2003 and 2002, the Company recognized a loss from Plaza of $276,000, $306,000 and $159,000, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, other affiliates of James M. Seneff, Jr. also lease office space from Plaza. The Company and other affiliates lease an aggregate of 66 percent of the 346,000 square foot office building. During the years ended December 31, 2004, 2003 and 2002, the Company incurred rental expenses in connection with the lease of $1,018,000, $1,001,000 and $1,222,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the years ended December 31, 2004, 2003 and 2002, the Company earned $345,000, $338,000 and $270,000, respectively, in rental and accrued rental income from these affiliates.

The following is a schedule of the Company’s future minimum lease payments and the future minimum sublease income from the affiliates related to the office space leased from Plaza at December 31, 2004 (dollars in thousands):

	Lease	Sublease
	Payments	Income	Net
2005	$1,165	$522	$643
2006	1,200	538	662
2007	1,236	554	682
2008	1,273	571	702
2009	1,311	588	723
Thereafter	6,910	3,099	3,811

	$13,095	$5,872	$7,223

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

In 1999, a wholly-owned subsidiary of the Company entered into a membership arrangement, WXI/SMC Real Estate LLC (“WXI”), with Whitehall Street Real Estate Limited Partnership XI. The Company is the sole managing member and holds a 33 1/3 percent interest in WXI. WXI was organized for the purpose of owning, developing, redeveloping, operating, leasing and selling a portfolio of real estate. The Company accounts for its interest under the equity method of accounting. During the years ended December 31, 2004, 2003, and 2002, the Company recognized a loss of $68,000, 570,000, and $1,438,000, respectively. The Company provides certain management services for WXI on behalf of Services pursuant to WXI’s Limited Liability Company Agreement and Property Management and Development Agreement. WXI paid the Company $14,000, $52,000 and $86,000 in fees during the years ended December 31, 2004, 2003 and 2002, respectively.

The following presents a reconciliation of investments in and receivables from unconsolidated affiliates at December 31 (dollars in thousands):

	2004	2003
CCMH LLCs investments	$29,672	$35,193
Other:
Investments	(365)	4,396
Receivables	-	17

	$29,307	$39,606

The following presents a reconciliation of equity in earnings of unconsolidated affiliates for the years ended December 31 (dollars in thousands):

	2004	2003	2002
CCMH LLCs	$5,042	$4,583	$2,445
Other	(318)	(242)	(645)

	$4,724	$4,341	$1,800

5.	Note Receivable:

Structured finance agreements are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2004 and 2003, the Company made structured finance investments of $6,857,000 and $43,433,000, respectively. As of December 31, 2004, the structured finance investments bear a weighted average interest rate of 14.3% per annum, of which 12.5% is payable monthly and the remaining 1.8% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between November 2006 and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. In December 2004, the Company received $20,900,000 in principal payments and a $418,000 prepayment fee. As of December 31, 2004 and 2003, the outstanding receivable balance of the structured finance investments was $29,390,000 and $43,433,000, respectively.

6.	Line of Credit Payable:

In May 2003, the Company entered into an amended and restated loan agreement for a $225,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $225,000,000 from $200,000,000, (ii) lowering the interest rates of the tiered rate structure to a maximum rate of 135 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 100 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 30 basis points per annum (based upon the debt rating of the Company), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 9, 2006 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2006, which the Company may request to be extended for an additional 12-month period with the consent of the lender. As of December 31, 2004 and 2003, $17,900,000 and $27,800,000, respectively, was outstanding under the Credit Facility. The Credit Facility had a weighted average interest rate of 2.72% and 2.41% for the years ended December 31, 2004 and 2003, respectively. In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage. At December 31, 2004, the Company was in compliance with those covenants.

For the years ended December 31, 2004, 2003 and 2002, interest cost incurred was $1,084,000, $2,103,000 and $2,562,000, respectively, of which $369,000, $177,000 and $1,000, respectively, was capitalized by the Company as a cost of buildings constructed for its own use, and $813,000, $2,001,000 and $3,162,000, respectively, was charged to operations.

7.	Mortgages Payable:

In January 1996, the Company entered into a long-term, fixed rate loan for $39,450,000. The loan bears interest at a rate of 7.435% per annum and provides for a ten-year term with monthly principal and interest payments of $330,000 and the balance due in February 2006. The loan is secured by a first mortgage lien on certain of the Company’s properties. As of December 31, 2004, the aggregate carrying value of these properties totaled $58,049,000. The outstanding principal balance as of December 31, 2004 and 2003 was $22,466,000 and $26,118,000, respectively.

In February 2004, the Company increased its ownership in the Partnership to 100 percent (see Note 4). In October 1997, the Partnership entered into a long-term, fixed rate loan for $12,000,000. The loan bears interest at a rate of 7.37% per annum with monthly principal and interest payments of $103,000 and the principal balance due in September 2007. The loan is secured by a first mortgage lien on certain of the Partnership’s properties. As of December 31, 2004, the aggregate carrying value of the properties totaled $28,893,000 and the outstanding principal balance was $8,606,000.

The Company has acquired four properties subject to mortgages securing loans in the aggregate original principal balance of $7,214,000 (collectively the “Mortgages”) with maturities between December 2007 and December 2009. In December 2004, the Company sold one of the properties and the related mortgage was simultaneously paid, which accounted for $2,455,000 of the original principal balance. The remaining Mortgages bear interest at a weighted average rate of 8.45% per annum and have a weighted average maturity of 2.4 years, with an aggregate monthly payment of principal and interest of $60,000. In addition to the Mortgages, the Company has letters of credit that also secure two of the loans, which collectively total $2,426,000. As of December 31, 2004, the aggregate carrying value of these three properties and letters of credit totaled $10,751,000. As of December 31, 2004 and 2003, the outstanding principal balances secured by the Mortgages totaled $2,189,000 and $4,244,000, respectively.

In connection with the acquisition of Captec Net Lease Realty, Inc. (“Captec”) in December 2001, the Company acquired three properties subject to mortgages securing loans with an aggregate principal balance of $1,806,000 (collectively, the “Captec Mortgages”) with maturities between March 2014 and March 2019. The Captec Mortgages bear interest at a weighted average rate of 9.0% per annum and have a weighted maturity of 7.4 years, with an aggregate monthly payment of principal and interest of $25,000. As of December 31, 2004, the aggregate carrying value of these three properties totaled $4,003,000. As of December 31, 2004 and 2003, the outstanding principal balances of the loans secured by the Captec Mortgages totaled $1,328,000 and $1,497,000, respectively.

In June 2002, the Company entered into a long-term, fixed rate loan for $21,000,000. The loan bears interest at a rate of 6.9% per annum and provides for a 10-year term, with monthly principal and interest payments of $138,000 and the balance due in July 2012. The loan is secured by a first mortgage lien on five of the Company’s properties. As of December 31, 2004, the aggregate carrying value of these properties totaled $27,111,000. As of December 31, 2004 and 2003, the outstanding principal balance was $20,508,000 and $20,721,000, respectively.

In July 2002, Services entered into a long-term, fixed rate loan for $2,340,000. The loan bore interest at a rate of 7.42% per annum with monthly principal and interest payments of $18,000 and the principal balance due in July 2012. The loan was secured by a first mortgage lien on one of Services’ properties. As of December 31, 2003, the outstanding principal balance was $2,281,000. In August 2004, the Company disposed of the property, at which time the buyer assumed the loan.

In November 2003, the Company entered into a long-term, fixed rate interest-only loan for $95,000,000. The loan bears interest at a rate of 5.42% per annum with monthly interest payments of $435,000 and the principal balance due in November 2013. The loan is secured by a first mortgage lien on the DC Office Properties. As of December 31, 2004, the aggregate carrying value of these properties totaled $155,601,000. As of December 31, 2004 and 2003, the outstanding principal balance was $95,000,000.

In February 2004, the Company acquired a property subject to a mortgage securing a loan for $6,952,000. The loan bears interest at a rate of 6.90% per annum with monthly principal and interest payments of $68,000 and the balance due in January 2017. As of December 31, 2004, the aggregate carrying value of the property was $12,358,000. The outstanding principal balance as of December 31, 2004, was $6,665,000.

In December 2004, the Company acquired a property subject to a mortgage securing loan for $408,000. The loan bears interest at a rate of 9.375% per annum with monthly principal and interest payments of $5,000 and the balance due in September 2014. As of December 31, 2004, the aggregate carrying value of this property was $697,000. The outstanding principal balance as of December 31, 2004, was $406,000.

The following is a schedule of the annual maturities of the Company’s mortgages payable (dollars in thousands):

2005	$4,070
2006	22,376
2007	8,776
2008	1,156
2009	964
Thereafter	119,826

$157,168

8.	Notes Payable:

The Company filed a prospectus supplement to its shelf registration for each issuance of notes outlined in the table below (dollars in thousands).

							Commencement
				Discounted			Day of Semi-
		Purchase		Purchase	Stated	Effective	Annual Interest	Maturity
	Issue Date	Price	Discount(3)	Price	Rate	Rate(4)	Payments	Date
2008 Notes (1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2004 Notes(1)(5)	June 1999	100,000	392	99,608	8.125%	7.547%	December 1999	June 2004
2010 Notes(1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012 Notes(1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014 Notes(1)(2)(6)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of the Company’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).

(5)	The Company entered into a treasury rate lock agreement which fixed a treasury rate of 5.1854% on a notional amount of $92,000,000. Upon issuance of the 2004 Notes, the Company terminated the treasury rate lock agreement resulting in a gain of $2,679,000. The gain was deferred and amortized as an adjustment to interest expense over the term of the 2004 Notes using the effective interest method.

(6)	The Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

Each issuance of notes is redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture notes.

In connection with the debt offerings, the Company incurred debt issuance costs totaling $4,193,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which the Company’s notes have been issued, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2004, the Company was in compliance with those covenants.

In November 2001, the Company entered into an unsecured $70,000,000 term note (“Term Note”), due November 30, 2004, to finance the acquisition of Captec and for the repayment of indebtedness and related expenses in connection therewith. As of December 31, 2003, the Term Note had an outstanding principal balance of $20,000,000. The Term Note bore interest at a rate of 175 basis points above LIBOR. In November 2004, the Company used proceeds from the Credit Facility to repay the obligation of the Term Note. In connection with the Term Note, the Company incurred debt costs of $376,000 consisting primarily of bank commitment fees. The Term Note costs were deferred and amortized over the term of the loan commitment using the straight-line method which approximated the effective interest method.

9.	Financing Lease Obligation:

In July 2004, the Company sold five investment properties for approximately $26,041,000 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” the Company has recorded this transaction as a financing transaction. The 10-year financing lease bears an interest rate of 5% annually with monthly interest payments of $109,000 and expires in June 2014 unless either the put or call option is exercised.

10.	Preferred Stock:

In December 2001, the Company issued 1,999,974 shares of 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) in connection with the acquisition of Captec. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at a rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). The Series A Preferred Stock ranks senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series A Preferred Stock on or after December 31, 2006, in whole or from time to time in part, for cash, at a redemption price of $25.00 per share, plus all accumulated and unpaid distributions.

In 2004, 2003 and 2002, as a result of a legal action in connection with the merger of Captec, the Company reduced the number of Series A Preferred Stock shares issued and outstanding by 56, 379 and 217,950, respectively.

In August 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 10,000 shares of 6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred

Stock (the “Series B Convertible Preferred Stock”) and received gross proceeds of $25,000,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $687,000, consisting primarily of placement fees and legal and accounting fees. The Series B Convertible Preferred Stock is convertible at the option of the holder, into 1,293,996 shares of the Company’s common stock on and after the first anniversary from the date on which the shares were issued. Holders of the Series B Convertible Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). The Series B Convertible Preferred Stock ranks pari passu with the Series A Preferred Stock and ranks senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series B Convertible Preferred Stock on or after August 13, 2008, in whole or from time to time in part, for cash, at a redemption price of $2,500.00 per share, plus all accumulated and unpaid distributions.

11.	Common Stock:

In 2004, 2003 and 2002, as a result of a legal action in connection with the merger of Captec, the Company reduced the number of common stock issued and outstanding by 51, 823 and 474,037, respectively.

In July 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,374,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses.

In December 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 3,250,000 shares of common stock and received gross proceeds of $56,517,000. Subsequently, the Company issued an additional 487,500 shares in connection with the underwriters’ over-allotment option and received gross proceeds of $8,478,000. In connection with these offerings, the Company incurred stock issuance costs totaling approximately $671,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses.

Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock (see Note 4). In February 2004, CTA exercised its right to convert and the Company issued 953,551 shares of common stock to CTA in a private transaction in exchange for CTA’s 80 percent limited partnership interest.

12.	Employee Benefit Plan:

Effective January 1, 1998, the Company adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of the Company. The Retirement Plan permits participants to defer up to a maximum of 15 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. The Company matches 50 percent of the participants’ contributions up to a maximum of six percent of a participant’s annual compensation. The Company’s contributions to the Retirement Plan for the years ended December 31, 2004, 2003 and 2002 totaled $140,000, $150,000 and $113,000, respectively.

13.	Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2004	2003	2002
Ordinary income	$0.916	$0.969	$1.174
Capital gain	0.040	-	0.006
Qualified 5-year Gain	-	0.005	-
Unrecaptured Section 1250 Gain	0.041	0.037	0.005
Nontaxable distributions	0.293	0.269	0.085

	$1.290	$1.280	$1.270

The Series A Preferred Stock dividends of $2.25 per share paid in each of the years ended December 31, 2004, 2003 and 2002, were characterized as ordinary income for tax purposes. The Series B Convertible Preferred Stock dividends of $167.50 and $50.25 per share paid during the years ended December 31, 2004 and 2003, respectively, were characterized as ordinary income for tax purposes.

14.	Dissenting Shareholders’ Settlement:

During the year ended December 31, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the appraisal rights litigation disclosed in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, that arose as a result of the merger with Captec in December 2001 (the “Appraisal Action”). In February 2003, the Company entered into a settlement agreement with the beneficial owners of the alleged 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. In February 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

15.	Transition Costs:

During the year ended December 31, 2004, the Company recorded a transition cost of $3,741,000 including severance, accelerated vesting of restricted stock, and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

16.	Income Taxes:

For income tax purposes, the Company has one TRS, Services, in which certain real estate activities are conducted. Services treats depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between Services’ effective tax rates for the years ended December 31, 2004, 2003 and 2002, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following at December 31 (dollars in thousands):

	2004	2003
Temporary differences:
Depreciation	$(211)	$(249)
Stock based compensation	59	13
Other	(40)	(97)
Net operating loss carryforward	-	2,867

Net deferred income tax asset (liability)	$(192)	$2,534
Current income taxes payable	(510)	-

Income tax asset (liability)	$(702)	$2,534

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of December 31, 2004.

The income tax (expense) benefit has been allocated to earnings (loss) from continuing operations and to earnings (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002. The income tax (expense) benefit consists of the following components for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002
Net loss from continuing operations of Services before income taxes	$(8,092)	$(7,644)	$(8,025)
Provision for income taxes:
Current:
Federal	-	-	-
State and local	-	-	-
Deferred:
Federal	2,141	2,443	2,561
State and local	401	459	481

Total provision for income taxes	2,542	2,902	3,042

Services’ net loss from continuing operations	$(5,550)	$(4,742)	$(4,983)

Net earnings from discontinued operations of Services before income taxes	$15,383	$10,118	$9,033
Provision for income taxes:
Current:
Federal	(420)	-	-
State and local	(90)	-	-
Deferred:
Federal	(4,497)	(3,234)	(2,887)
State and local	(832)	(607)	(542)

Total provision for income taxes	(5,839)	(3,841)	(3,429)

Services’ net earnings from discontinued operations	$9,544	$6,277	$5,604

Total Services’ net earnings (loss) from operations	$3,994	$1,535	$621

17.	Earnings from Discontinued Operations:

Real Estate, Held for Investment – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related all investment properties that were sold and leasehold interests that expired as discontinued operations. The following is a summary of the earnings from discontinued operations from real estate held for investment for each of the years ended December 31 (dollars in thousands):

	2004	2003	2002
Revenues:
Rental income from operating leases	$2,198	$4,226	$10,302
Earned income from direct financing leases	246	455	578
Real estate expense reimbursement from tenants	3	10	119
Contingent rental income	-	12	72
Interest and other income from real estate transactions	236	85	3

	2,683	4,788	11,074

Operating expenses:
General and administrative	(5)	24	28
Real estate	119	95	403
Depreciation and amortization	256	582	1,069
Provision for loss on impairment of real estate	-	-	1,672

	370	701	3,172

Other expenses (revenues):
Interest and other income	(56)	(100)	(19)
Interest expense	126	144	158

	70	44	139

Earnings before gain on disposition of real estate	2,243	4,043	7,763
Gain on disposition of real estate, net of losses on disposition of $544,000, $969,000 and $1,806,000, respectively	2,523	287	260

Earnings from discontinued operations from real estate held for investment	$4,766	$4,330	$8,023

Real Estate, Held for Sale – During the years ended December 31, 2004, 2003 and 2002, the Company has classified the revenues and expenses related to its held for sale properties, which generated rental revenues, as discontinued operations. In addition, the Company also classified revenues and expenses related to the Inventory Properties that were held for sale as of December 31, 2004, as discontinued operations. The following is a summary of the earnings from discontinued operations from real estate held for sale for each of the years ended December 31 (dollars in thousands):

	2004	2003	2002
Revenues:
Rental income from operating leases	$2,313	$3,294	$4,868
Real estate expense reimbursement from tenants	183	123	102
Gain on disposition of real estate held for sale	18,702	8,928	6,455
Interest and other from real estate transactions	224	54	(100)

	21,422	12,399	11,325

Operating expenses:
General and administrative	33	3	-
Real estate	343	146	89
Depreciation and amortization	4	-	728

	380	149	817

Other expenses (revenues):
Interest and other income	(28)	-	-
Interest expense	531	1,007	1,475

	503	1,007	1,475

Earnings before provision for income taxes and minority interest	20,539	11,243	9,033
Provision for income taxes	(5,839)	(3,841)	(3,429)
Minority interest	(5,156)	(1,125)	-

Earnings from discontinued operations from real estate held for sale	$9,544	$6,277	$5,604

18.	Derivatives:

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company had no outstanding derivatives as of December 31, 2004. Additionally, the Company does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

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

In June 2004, the Company terminated its forward-starting interest rate swaps with a notional amount of $94,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate swaps when terminated was an asset of $4,148,000, which had been deferred in other comprehensive income. The hedged forecasted interest payments that were designated in the hedging relationships are still probable of occurring and therefore, the Company reclassified the $4,148,000 gain that was deferred in other comprehensive income as the hedged forecasted interest payments affect earnings. During the year ended December 31, 2004, the Company amortized $169,000 to interest expense from unamortized interest rate hedge gain. During the year ended December 31, 2005, the Company expects to reclassify $326,000 to interest expense. The Company has no derivative financial instruments outstanding at December 31, 2004.

19.	Performance Incentive Plan:

The Company’s 2000 Performance Incentive Plan (“2000 Plan”) allows the Company to award or grant to key employees, directors and persons performing consulting or advisory services for the Company or its affiliates stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2000 Plan. The following summarizes the stock-based compensation activity for the years December 31:

	Number of Shares
	2004	2003	2002
Outstanding, January 1	1,608,144	1,747,851	1,692,158
Options granted	-	15,000	359,300
Options exercised	(886,962)	(132,357)	(180,640)
Options surrendered	(81,417)	(22,350)	(122,967)
Restricted stock granted	205,579	76,407	64,000
Restricted stock issued	(205,579)	(76,407)	(64,000)
Restricted stock surrendered	(29,926)	(5,950)	-
Restricted stock cancelled	29,926	5,950	-

Outstanding, December 31	639,765	1,608,144	1,747,851

Exercisable, December 31	537,244	1,372,184	1,293,284

Available for grant, December 31	1,460,636	1,561,192	1,628,809

The 205,579, 76,407 and 64,000 shares of restricted stock granted during the years ended December 31, 2004, 2003 and 2002, respectively, had a weighted average grant price of $16.97, $14.94 and $15.35, respectively, per share. The following represents the weighted average option exercise price information for the years ended December 31:

	2004	2003	2002
Outstanding, January 1	$14.51	$14.44	$15.79
Granted during the year	-	14.57	15.25
Exercised during the year	13.69	13.51	12.17
Outstanding, December 31	15.33	14.51	14.44
Exercisable, December 31	15.36	14.40	14.58

The following summarizes the outstanding options and the exercisable options at December 31, 2004:

	Option Price Range
	$10.1875	$14.5700
	to	to
	$13.6875	$17.8750	Total
Outstanding options:
Number of shares	144,435	495,330	639,765
Weighted-average exercise price	$12.13	$16.27	$15.33
Weighted-average remaining contractual life in years	3.3	5.1	4.7

Exercisable options:
Number of shares	141,096	396,148	537,244
Weighted-average exercise price	$12.10	$16.52	$15.36

One-third of the grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years.
Pursuant to the 2000 Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following is a summary of the restricted stock grants during the years ended December 31, 2004, 2003 and 2002:

			Number of Years for	Shares are 100%
	Shares	Annual Vesting Rate	Vesting	Vested on
Officers: June 2002	58,000	15% - 30%	5	January 1, 2007
March 2003	40,407	25%	4	January 1, 2007
March 2003	30,000	15% - 30%	5	January 1, 2008
April 2004	100,000	20%	4	January 1, 2008
April 2004	35,000	20%	5	January 1, 2009
April 2004	50,211	14.3%	6	January 1, 2010
September 2004	15,000	14.3%	6	January 1, 2011

Total issued	328,618

Directors: June 2002	6,000	50%	2	January 1, 2004
June 2003	6,000	50%	2	January 1, 2005
August 2004	4,500	50%	2	January 1, 2006
December 2004	868	50%	2	January 1, 2006

Total issued	17,368

During 2004 and 2003, the Company cancelled 29,926 and 5,950, respectively, shares of restricted stock. Compensation expense for the restricted stock is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $1,113,000, $1,151,000 and $853,000, respectively, of such expense. In addition, in 2004, the Company recognized $1,397,000 of transition cost related to the vesting of restricted stock.

20.	Fair Value of Financial Instruments:

The Company believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. The Company believes the carrying value of its financing lease obligation approximates fair value based upon its nature, terms and interest rate. The Company believes that the carrying value of its cash and cash equivalents, line of credit, note and accrued interest receivable from related party, mortgages, notes and accrued interest receivable, receivables, mortgages payable, accrued interest payable and other liabilities at December 31, 2004 and 2003 approximate fair value, based upon current market prices of similar issues. At December 31, 2004 and 2003, the fair value of the Company’s notes payable was $353,647,000 and $295,139,000, respectively, based upon the quoted market price.

21.	Related Party Transactions:

For additional related party disclosures see Note 4.

The Company has revolving lines of credit with Services that allow for an aggregate borrowing capacity of $105,000,000. The lines of credit each bear interest at prime rate plus 0.25% per annum and expire on May 9, 2006 and are secured by a pledge of the real estate and/or the other assets owned by the respective borrower. The outstanding aggregate principal balance of the lines of credit at December 31, 2004 and 2003 was $42,473,000 and $55,234,000, respectively, and bore interest at a rate of 5.50% and 4.25%, respectively, per annum. In connection with the lines of credit from Services, the Company earned $3,819,000, $3,327,000, and $6,018,000 in interest and fees during the years ended December 31, 2004, 2003 and 2002, respectively, each of which was eliminated in consolidation.

In 2004, the Company provided disposition and development services to an affiliate of James M. Seneff Jr. and Robert A. Bourne, each a member of the Company’s board of directors. In connection therewith, the Company received an aggregate of $175,000 in fees.

In September 2000, a wholly-owned subsidiary of Services entered into a $6,000,000 promissory note with an affiliate in which James M. Seneff, Jr., a director of the Company, and Kevin B. Habicht, a director and officer of the Company, own a majority equity interest. The note was secured by the affiliate’s common stock in OAMI, formerly know as CNL Commercial Finance, Inc. In July 2003, the promissory note was paid in full. In addition, the wholly-owned subsidiary of Services has an option with the affiliate to purchase up to approximately 79 percent of all the common shares of OAMI equal to the purchase price paid by the affiliate for such common stock. The option expires on December 31, 2010.

In September 2000, a wholly-owned subsidiary of the Services entered into a $15,000,000 line of credit agreement with OAMI. Interest is payable monthly and the principal balance was due in full upon termination of the line of credit. In March 2004, the maturity date of the line of credit agreement was extended to March 31, 2005. In December 2003, the line of credit was amended to have a borrowing capacity of $35,000,000. In May 2004, the line of credit agreement was amended to temporarily increase the available credit to $45,000,000 until September 2004, at which time the available credit decreased to $35,000,000. In December 2004, the credit agreement was terminated. During the years ended December 31, 2004, 2003 and 2002, the Company recognized $1,732,000, $927,000 and $1,898,000, respectively of interest and fee income related to the line of credit.

An affiliate of James M. Seneff, Jr., a director of the Company, provides certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $999,000, $1,363,000 and $1,258,000 in fees relating to these services during the years ended December 31, 2004, 2003 and 2002, respectively.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of James M. Seneff, Jr. and Robert A. Bourne, each members of the Company’s board of directors. The mortgage loans bear interest at a weighted average of 8.9%, per annum with interest payable monthly or quarterly. As of December 31, 2004 and 2003, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest receivable on the balance sheet, was $2,482,000 and $2,935,000, respectively. In connection therewith, the Company recorded $243,000, $281,000 and $663,000 as interest from unconsolidated affiliates and other mortgage receivables during the years ended December 31, 2004, 2003 and 2002, respectively.

22.	Segment Information:

The Company has identified two primary financial segments: (i) real estate held for investment and (ii) real estate held for sale. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands):

	Real Estate			Condensed
	Held for	Real Estate	Eliminations	Consolidated
	Investment	Held for Sale	(Intercompany)	Totals
2004
External revenues	$116,895	$4,695	$-	$121,590
Intersegment revenues	3,819	-	(3,819)	-
Interest revenue	8,056	2,096	-	10,152
Other revenue	1,027	319	-	1,346
Interest expense	33,001	2,295	(2,833)	32,463
Depreciation and amortization	16,974	164	-	17,138
Operating expenses	28,387	10,679	(168)	38,898
Equity in earnings of unconsolidated affiliates	8,733	(68)	(3,941)	4,724
Provision for income taxes	-	2,542	-	2,542
Minority interest	-	(1,179)	(52)	(1,231)

Earnings (loss) from continuing operations	60,168	(4,733)	(4,811)	50,624
Earnings from discontinued operations	4,766	9,544	-	14,310

Net earnings	$64,934	$4,811	$(4,811)	$64,934

Assets	$1,294,755	$70,980	$(65,687)	$1,300,048

Additions to long-lived assets:
Real estate	$134,565	$74,024	$-	$208,589

	Real Estate			Condensed
	Held for	Real Estate	Eliminations	Consolidated
	Investment	Held for Sale	(Intercompany)	Totals
2003
External revenues	$97,978	$3,247	$-	$101,225
Intersegment revenues	3,327	471	(3,798)	-
Interest revenue	2,820	1,922	-	4,742
Other revenue	702	291	-	993
Interest expense	27,587	1,263	(2,096)	26,754
Depreciation and amortization	12,987	230	-	13,217
Operating expenses	21,264	10,986	(747)	31,503
Equity in earnings of unconsolidated affiliates	6,154	(216)	(1,597)	4,341
Provision for income taxes	-	2,902	-	2,902
Minority interest	-	157	(20)	137

Earnings (loss) from continuing operations	49,143	(3,705)	(2,572)	42,866
Earnings from discontinued operations	4,330	6,277	-	10,607

Net earnings	$53,473	$2,572	$(2,572)	$53,473

Assets	$1,208,310	$80,945	$(75,477)	$1,213,778

Additions to long-lived assets:
Real estate	$215,730	$58,612	$-	$274,342

	Real Estate			Condensed
	Held for	Real Estate	Eliminations	Consolidated
	Investment	Held for Sale	(Intercompany)	Totals
2002
External revenues	$80,968	$1,290	$-	$82,258
Intersegment revenues	6,018	-	(6,018)	-
Interest revenue	1,852	3,182	-	5,034
Other revenue	629	-	-	629
Interest expense	26,562	2,518	(3,901)	25,179
Depreciation and amortization	10,673	170	-	10,843
Operating expenses	15,412	7,087	(197)	22,302
Equity in earnings of unconsolidated affiliates	3,215	(756)	(659)	1,800
Provision for income taxes	-	3,042	-	3,042
Minority interest	-	-	(8)	(8)

Earnings (loss) from continuing operations	40,035	(3,017)	(2,587)	34,431
Earnings from discontinued operations	8,023	5,604	-	13,627

Net earnings	$48,058	$2,587	$(2,587)	$48,058

Assets	$954,108	$77,320	$(73,128)	$958,300

Additions to long-lived assets:
Real estate	$44,437	$27,229	$-	$71,666

23.	Major Tenants:

For the years ended December 31, 2004, the Company recorded rental and earned income from one of the Company’s tenants, the United States of America, of $18,181,000. During the years ended December 31, 2003 and 2002, the Company recorded rental and earned income from Eckerd Corporation, of $11,278,000 and $12,467,000, respectively. The rental and earned income from Eckerd Corporation and the United States of America represents more than 10 percent of the Company’s rental and earned income for each of the respective years.

24.	Commitments and Contingencies:

In January 2002, Calapasas Investment Partnership No. 1 Limited Partnership (“Calapasas”), a Captec stockholder, filed a class action complaint against Captec, certain former Captec directors, and the Company (as successor in interest to Captec). In its complaint Calapasas alleged that Captec and certain of its directors violated provisions of the Securities and Exchange Act of 1934 by misrepresenting the value of certain Captec assets on certain of its financial statements in 2000 and 2001. In July 2004, the parties entered into a Stipulation of Settlement which was filed with the court. Pursuant to the Stipulation of Settlement, the total settlement amount paid to the plaintiffs was $225,000, which included payment of attorneys’ fees and costs to plaintiffs’ counsel. In July 2004, a final judgment of dismissal was entered by the court.

In the ordinary course of its business, the Company is a party to various other legal actions which management believes is routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

25.	Subsequent Events:

In January 2005, the Company entered into a purchase agreement with James M. Seneff, Jr., a director of the Company, Kevin B. Habicht, an officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, which provided that the Company would acquire their collective 1.3 percent voting interest in Services. Effective, January 1, 2005, the Company acquired the remaining interest in Services increasing the Company’s ownership in Services to 100 percent.

In January 2005, the Company entered into an agreement with National Properties Corporation (“NAPE”), which provided that NAPE would merge with and into a subsidiary of the Company. At the time of the merger agreement, NAPE owned 43 properties located in 12 states which were leased to 17 tenants. If the acquisition is consummated, the Company will issue approximately 1,637,000 shares of common stock to holders of NAPE common stock. Total consideration for the merger transaction is estimated to be approximately $61,000,000 based on the Company’s closing stock price on the date of the merger agreement. Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the outstanding shares of NAPE common stock. The Company has entered into a shareholders’ agreement with the holders of approximately 53 percent of the outstanding NAPE common stock whereby these holders have agreed to vote in favor of the merger. However, the Company may terminate the merger agreement if a majority of the NAPE shareholders who are not bound by the shareholders’ agreement do not approve the merger. The merger does not require approval by the Company’s shareholders. The Company anticipates that the merger will be completed not later than the second quarter of 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

The Company carried out an assessment as of December 31, 2004 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require the Company to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of the Company’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made in accordance with authorizations of management or the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Scope of the Assessments. The assessment by the Company’s Chief Executive Officer and Chief Financial Officer of the Company’s disclosure controls and procedures and the assessment by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s internal control over financial reporting included a review of procedures and discussions with the Company’s management and others at the Company. In the course of the assessments, the Company sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

The Company’s internal control over financial reporting is also assessed on an ongoing basis by personnel in the Company’s Accounting department and by the Company’s internal auditors in connection with their internal audit activities. The overall goals of these various assessment activities are to monitor the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting and to make modifications as necessary. The Company’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its assessment to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s internal control over financial reporting, or whether management had identified any acts of fraud involving personnel who have a significant role in the Company’s internal control over financial reporting. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “material weakness” is defined in Auditing Standard No. 2 as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with the Company’s on-going procedures. The assessments of the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting is done on a quarterly basis so that the conclusions concerning effectiveness of those controls can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has audited the consolidated financial statements in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting and its opinion on the effectiveness of internal control over financial reporting, which appears on page 42 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2004, there were no changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

Limitations on the Effectiveness of Controls.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors — Nominees,” “Proposal I: Election of Directors — Executive Officers,” “Proposal I: Election of Directors — Code of Business Conduct” and “Security Ownership,” and the information in such sections is incorporated herein by reference.

Item 11. Executive Compensation

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Proposal I: Election of Directors — Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Performance Graph,” and the information in such sections is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Executive Compensation — Equity Compensation Plan Information,” “Security Ownership,” and the information in such section is incorporated herein by reference.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2004

Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2004

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed herewith).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed herewith).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed herewith).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed herewith).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed herewith).

10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed herewith).

10.7	Third Renewal Promissory Note dated as of April 1, 2001, by Commercial Net Lease Realty Services, Inc. in favor of Registrant relating to an $85,000,000 line of credit (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.8	Separation Agreement and General Release, dated as of April 23, 2004, by and between Gary M. Ralston and the Registrant, as amended (filed herewith).

10.9	Third Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of April 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.10	Fourth Modification of Amended and Restated Secured Revolving Line of Credit and Security Agreement and Other Loan Documents effective as of July 1, 2001, by and between Registrant as lender and Commercial Net Lease Realty Services, Inc., as borrower, relating to an $85,000,000 line of credit (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference).

10.11	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

10.12	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.13	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants dated March 9, 2005 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2005.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/ Craig Macnab
Craig Macnab
Director, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Craig Macnab and Kevin B. Habicht as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ James M. Seneff, Jr. James M. Seneff, Jr.	Chairman of the Board of Directors	March 14, 2005

/s/ Robert A. Bourne Robert A. Bourne	Vice Chairman of the Board of Directors	March 14, 2005

/s/ Clifford R. Hinkle Clifford R. Hinkle	Director	March 14, 2005

/s/ Richard B. Jennings Richard B. Jennings	Director	March 14, 2005

/s/ Ted B. Lanier Ted B. Lanier	Director	March 14, 2005

/s/ Robert C. Legler Robert C. Legler	Director	March 14, 2005

/s/ Robert Martinez Robert Martinez	Director	March 14, 2005

/s/ Craig Macnab Craig Macnab	Director, President and Chief Executive Officer	March 14, 2005

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	March 14, 2005

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

							Costs Capitalized									Life on Which
							Subsequent to		Gross Amount at Which							Depreciation and
					Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
			Encum-			Building,				Building,		Depreciation	Date			Latest Income
			brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
			(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed
Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Academy:
Houston, TX			$-		$1,074,232	$-	$-	$-	$1,074,232	$ (c)	$1,074,232	(c)	1994	05/95		(c)
Houston, TX			-		699,165	-	-	-	699,165	(c)	699,165	(c)	1995	06/95		(c)
N. Richland Hills, TX			-		1,307,655	-	-	-	1,307,655	(c)	1,307,655	(c)	1996	08/95	(f)	(c)
Houston, TX			-		2,098,895	-	-	-	2,098,895	(c)	2,098,895	(c)	1996	02/96	(f)	(c)
Houston, TX			-		795,005	-	-	-	795,005	(c)	795,005	(c)	1996	06/96	(f)	(c)
Baton Rouge, LA			-		1,547,501	-	-	-	1,547,501	(c)	1,547,501	(c)	1997	08/96	(f)	(c)
Houston, TX			-		2,310,845	1,627,872	-	-	2,310,845	1,627,872	3,938,717	235,702	1976	03/99		40 years
Pasadena, TX			-		899,768	2,180,574	-	-	899,768	2,180,574	3,080,342	315,729	1994	03/99		40 years
Beaumont, TX			-		1,423,700	2,449,261	-	-	1,423,700	2,449,261	3,872,961	354,633	1992	03/99		40 years
San Antonio, TX			831,369	(t)	973,123	-	-	-	973,123	(c)	973,123	(c)	1996	09/97		(c)

Ace Hardware and Lighting:
Bourbonnais, IL			-		298,192	1,329,492	-	-	298,192	1,329,492	1,627,684	121,672	1997	11/98		37.4 years

Advanced Auto Parts:
Miami, FL			-		866,927	-	-	-	866,927	-	866,927	-	(e)	12/04		(e)

Albertsons:
Sonora, CA			-		587,782	1,620,311	-	-	587,782	1,620,311	2,208,093	48,947	1984	03/99		40 years

American Signature Home:
White Marsh, MD			-		3,762,030	-	3,006,391	-	3,762,030	3,006,391	6,768,421	510,460	1998	03/98	(g)	40 years

Amoco:
Miami, FL			-		969,156	-	-	-	969,156	-	969,156	-	(e)	05/03		(e)
Sunrise, FL			-		949,185	-	-	-	949,185	-	949,185	-	(e)	05/03		(e)

Applebee’s:
Ballwin, MO			-		1,496,173	1,403,581	-	-	1,496,173	1,403,581	2,899,754	106,731	1995	12/01		40 years

Arby’s:
Colorado Springs, CO			-		205,957	533,540	-	-	205,957	533,540	739,497	40,571	1998	12/01		40 years
Thomson, GA			-		267,842	503,550	-	-	267,842	503,550	771,392	38,291	1997	12/01		40 years
Whitmore Lake, MI			-		170,515	468,916	-	-	170,515	468,916	639,431	35,657	1993	12/01		40 years
Albuquerque, NM			-		442,991	507,790	-	-	442,991	507,790	950,781	38,613	1993	12/01		40 years
Albuquerque, NM			-		250,881	513,970	-	-	250,881	513,970	764,851	39,083	1988	12/01		40 years
Santa Fe, NM			-		450,358	341,960	-	-	450,358	341,960	792,318	26,003	1998	12/01		40 years
Washington Courthouse, OH			-		156,875	545,841	-	-	156,875	545,841	702,716	41,507	1998	12/01		40 years

Ashley Furniture:
Altamonte Springs, FL			-		2,906,409	4,877,225	315,000	-	2,906,409	5,192,225	8,098,634	909,246	1997	09/97		40 years

Babies “R” Us:
Arlington, TX			-		830,689	2,611,867	-	-	830,689	2,611,867	3,442,556	555,566	1996	06/96		40 years
Independence, MO			-		1,678,794	2,301,909	-	-	1,678,794	2,301,909	3,980,703	175,041	1996	12/01		40 years

Barnes & Noble:
Brandon, FL			1,048,316	(j)	1,476,407	1,527,150	-	-	1,476,407	1,527,150	3,003,557	380,950	1995	08/94	(f)	40 years
Denver, CO			-		3,244,785	2,722,087	-	-	3,244,785	2,722,087	5,966,872	697,647	1994	09/94		40 years
Houston, TX			-		3,307,562	2,396,024	-	-	3,307,562	2,396,024	5,703,586	554,089	1995	10/94	(f)	40 years
Plantation, FL			5,002,757	(p)	3,616,357	-	-	-	3,616,457	(c)	3,616,457	(c)	1996	05/95	(f)	(c)
Freehold, NJ	(r	)	-		2,917,219	2,260,663	-	-	2,917,219	2,260,663	5,177,882	504,253	1995	01/96		40 years
Dayton, OH			-		1,412,614	3,223,467	-	-	1,412,614	3,223,467	4,636,081	614,473	1996	05/97		40 years
Redding, CA			-		497,179	1,625,702	-	-	497,179	1,625,702	2,122,881	306,513	1997	06/97		40 years
Marlton, NJ			-		2,831,370	4,318,554	-	-	2,831,370	4,318,554	7,149,924	661,279	1998	11/98		40 years
Memphis, TN			1,206,303	(t)	1,573,875	2,241,639	-	-	1,573,875	2,241,639	3,815,514	51,363	1997	09/97		40 years

Beall’s:
Sarasota, FL			1,615,585	(t)	1,077,802	1,795,173	-	-	1,077,802	1,795,173	2,872,975	43,054	1996	09/97		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

							Costs Capitalized										Life on Which
							Subsequent to		Gross Amount at Which								Depreciation and
					Initial Cost to Company		Acquisition		Carried at Close of Period (b)				Accumulated				Amortization in
			Encum-			Building,				Building,			Depreciation	Date			Latest Income
			brances			Improvements and	Improve-	Carrying		Improvements and			and	of Con-	Date		Statement is
			(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests		Total	Amortization	struction	Acquired		Computed
Beautiful America Dry Cleaners:
Orlando, FL			79,983	(u)	40,200	110,531	-	-	40,200	110,531		150,731	2,418	2001	02/04		40 years

Bed, Bath & Beyond:
Richmond, VA			2,867,434	(p)	1,184,144	2,842,759	-	-	1,184,144	2,842,759	(o)	4,026,903	183,595	1997	06/98		33 years
Los Angeles, CA			-		6,318,023	3,089,396	-	-	6,318,023	3,089,396		9,407,419	473,064	1975	11/98		40 years
Glendale, AZ			-		1,082,092	-	2,758,452	-	1,082,092	2,758,452		3,840,544	376,414	1999	12/98	(g)	40 years

Bedford Furniture:
Everett, PA			-		226,366	1,159,833	7,830	-	226,366	817,667		1,044,033	83,888	1998	11/98		40 years

Bennigan’s:
Milford, CT	(r	)	-		921,200	697,298	-	-	921,200	697,298		1,618,498	53,024	1988	12/01		40 years
Altamonte Springs, FL			-		1,088,282	924,425	-	-	1,088,282	924,425		2,012,707	70,295	1988	12/01		40 years
Schaumburg, IL			-		2,064,964	1,311,190	-	-	2,064,964	1,311,190		3,376,154	99,705	1988	12/01		40 years
Wichita Falls, TX			-		818,611	1,107,418	-	-	818,611	1,107,418		1,926,029	84,210	1993	12/01		40 years

Best Buy:
Brandon, FL			-		2,985,156	2,772,137	-	-	2,985,156	2,772,137		5,757,293	545,764	1996	02/97		40 years
Evanston, IL			-		1,850,996	-	-	-	1,850,996	(c)		1,850,996	(c)	1994	02/97		(c)
Cuyahoga Falls, OH			-		3,708,980	2,359,377	-	-	3,708,980	2,359,377		6,068,357	444,841	1970	06/97		40 years
Rockville, MD			-		6,233,342	3,418,783	-	-	6,233,342	3,418,783		9,652,125	637,460	1995	07/97		40 years
Fairfax, VA			-		3,052,477	3,218,018	-	-	3,052,477	3,218,018		6,270,495	593,322	1995	08/97		40 years
St. Petersburg, FL			4,575,692	(p)	4,031,744	2,610,980	-	-	4,031,744	2,610,980	(o)	6,642,724	387,165	1997	09/97		33 years
North Fayette, PA			-		2,330,847	2,292,932	-	-	2,330,847	2,292,932		4,623,779	374,990	1997	06/98		40 years
Denver, CO			-		8,881,890	4,372,684	-	-	8,881,890	4,372,684		13,254,574	192,715	1991	06/01		40 years

Big D’s:
Eden Prairie, MN			-		64,916	180,538	80,809	-	64,916	261,347		326,263	16,627	1997	12/01		40 years

BJ’s Wholesale:
Orlando, FL			6,192,000	(u)	3,137,500	8,626,657	-	-	3,137,500	8,626,657		11,764,157	189,066	2001	02/04		40 years

Blockbuster:
Conyers, GA			-		320,029	556,282	-	-	320,029	556,282		876,311	104,882	1997	06/97		40 years
Mobile, AL			-		491,453	498,488	-	-	491,453	498,488		989,941	37,906	1997	12/01		40 years
Mobile, AL			-		843,121	562,498	-	-	843,121	562,498		1,405,619	42,773	1997	12/01		40 years
Gainesville, GA			-		294,882	611,570	-	-	294,882	611,570		906,452	46,505	1997	12/01		40 years
Glasgow, KY			-		302,859	560,904	-	-	302,859	560,904		863,763	42,652	1997	12/01		40 years
Alice, TX			-		318,285	578,268	-	-	318,285	578,268		896,553	43,973	1995	12/01		40 years
Kingsville, TX			-		498,849	457,695	-	-	498,849	457,695		956,544	34,804	1995	12/01		40 years

BMW:
Duluth, GA			-		4,433,613	4,080,186	-	-	4,433,613	4,080,186		8,513,799	310,264	1984	12/01		40 years

Bodyworks Unlimited:
Rincon, GA			-		244,607	1,166,045	-	-	244,607	791,808		1,036,415	82,570	1997	11/98		37.4 years

Borders Books & Music:
Wilmington, DE			3,173,813	(j)	3,030,769	6,061,538	-	-	2,994,400	6,061,538		9,055,938	1,519,458	1994	12/94		40 years
Richmond, VA			1,667,451	(j)	2,177,310	2,599,587	-	-	2,177,310	2,599,587		4,776,897	621,374	1995	06/95		40 years
Ft. Lauderdale, FL			4,819,730	(p)	3,164,984	3,319,234	-	-	3,164,984	3,319,234	(o)	6,484,218	259,839	1995	02/96		33 years
Bangor, ME			-		1,546,915	2,486,761	-	-	1,546,915	2,486,761		4,033,676	530,164	1996	06/96		40 years
Altamonte Springs, FL			-		1,947,198	-	-	-	1,947,198	(c)		1,947,198	(c)	1997	09/97		(c)

Boston Market:
Geneva, IL			-		1,125,347	1,036,952	-	-	1,125,347	893,485		2,018,832	70,323	1996	12/01		40 years
Orland Park, IL			-		562,384	556,201	-	-	562,384	377,244		939,628	31,655	1995	12/01		40 years
Wheaton, IL			-		1,115,457	1,014,184	-	-	1,115,457	872,736		1,988,193	68,711	1995	12/01		40 years
Burton, MI			-		619,778	707,242	-	-	619,778	707,242		1,327,020	53,780	1997	12/01		40 years
Novi, MI			-		835,669	651,108	-	-	835,669	297,567		1,133,236	28,494	1995	12/01		40 years
North Olmsted, OH			-		601,800	460,521	-	-	601,800	389,065		990,865	30,771	1996	12/01		40 years
Warren, OH			-		562,446	467,592	-	-	562,446	467,592		1,030,038	35,556	1997	12/01		40 years

Buffalo Wild Wings:
Michigan City, IN			-		162,538	492,007	-	-	162,538	492,007		654,545	37,413	1996	12/01		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

							Costs Capitalized									Life on Which
							Subsequent to		Gross Amount at Which							Depreciation and
					Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
			Encum-			Building,				Building,		Depreciation	Date			Latest Income
			brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
			(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed

Burger King:
Colonial Heights, VA			-		662,345	609,787	-	-	662,345	609,787	1,272,132	46,369	1997	12/01		40 years

Carino’s:
Beaumont, TX			-		439,076	1,363,447	-	-	439,076	1,363,447	1,802,523	103,679	2000	12/01		40 years
Lewisville, TX			-		1,369,836	1,018,659	-	-	1,369,836	1,018,659	2,388,495	77,460	1994	12/01		40 years
Lubbock, TX			-		1,007,432	1,205,512	-	-	1,007,432	1,205,512	2,212,944	91,669	1995	12/01		40 years

CarMax:
Albuquerque, NM			-		10,197,135	-	8,128,062	-	10,197,135	8,128,062	18,325,197	25,400	2004	04/04	(f)	40 years

Certified Auto Sales:
Albuquerque, NM			-		1,112,876	-	-	-	1,112,876	-	1,112,876	-	(e)	04/04		(e)

Champps:
Alpharetta, GA			-		3,032,965	1,641,820	-	-	3,032,965	1,641,820	4,674,785	124,847	1999	12/01		40 years
Irving, TX			-		1,760,020	1,724,220	-	-	1,760,020	1,724,220	3,484,240	131,112	2000	12/01		40 years

Charhut:
Sunrise, FL			-		286,834	423,837	-	-	286,834	423,837	710,671	6,477	1979	05/04		40 years

Checkers:
Orlando, FL			-		256,568	-	-	-	256,568	(c)	256,568	(c)	1988	07/92		(c)

China Star:
Montgomery, AL			-		1,418,158	1,140,080	-	-	1,418,158	1,140,080	2,558,238	86,693	1999	12/01		40 years

Circuit City:
Gastonia, NC			-		2,548,040	3,879,911	-	-	2,547,163	3,874,009	6,421,172	4,042	2004	12/04		40 years

Claim Jumper:
Tempe, AZ			-		2,530,892	2,920,575	-	-	2,530,892	2,920,575	5,451,467	222,085	2000	12/01		40 years
Roseville, CA			-		1,556,732	2,013,650	-	-	1,556,732	2,013,650	3,570,382	153,121	2001	12/01		40 years

CompUSA:
Baton Rouge, LA	(r	)	-		609,069	913,603	-	-	609,069	913,603	1,522,672	205,622	1995	12/95		40 years
Miami, FL			1,598,675	(j)	2,713,192	1,866,676	-	-	2,713,192	1,866,676	4,579,868	499,464	1994	04/94		40 years

Cora Rehabilitation Clinics:
Orlando, FL			159,966	(u)	80,400	221,063	-	-	80,400	221,063	301,463	4,836	2001	02/04		40 years

Corpus Christi Flea Market:
Corpus Christi, TX			-		223,998	2,158,955	-	-	223,998	2,158,955	2,382,953	312,599	1983	03/99		40 years

CVS:
San Antonio, TX			427,591	(j)	440,985	-	-	-	440,985	(c)	440,985	(c)	1993	12/93		(c)
Dallas, TX			411,959	(j)	541,493	-	-	-	541,493	(c)	541,493	(c)	1994	01/94		(c)
Arlington, TX			350,823	(j)	368,964	-	-	-	368,964	(c)	368,964	(c)	1994	02/94		(c)
Amarillo, TX			402,520	(j)	329,231	-	-	-	329,231	(c)	329,231	(c)	1994	12/94		(c)
Amarillo, TX			523,141	(j)	650,864	-	-	-	650,864	(c)	650,864	(c)	1994	12/94		(c)
Kissimmee, FL			578,142	(j)	715,480	-	-	-	715,480	(c)	715,480	(c)	1995	04/95		(c)
Tampa, FL			-		604,683	-	-	-	604,683	(c)	604,683	(c)	1995	12/95		(c)
Lafayette, LA			-		967,528	-	-	-	967,528	(c)	967,528	(c)	1995	01/96		(c)
Moore, OK			-		414,738	-	-	-	414,738	(c)	414,738	(c)	1995	01/96		(c)
Midwest City, OK			-		673,369	1,103,351	-	-	673,369	1,103,351	1,776,720	243,434	1996	03/96		40 years
Irving, TX			-		1,000,222	-	-	-	1,000,222	(c)	1,000,222	(c)	1996	12/96		(c)
Jasper, FL			-		291,147	-	-	-	291,147	(c)	291,147	(c)	1994	01/97		(c)
Williston, FL			-		622,403	-	-	-	622,403	(c)	622,403	(c)	1995	01/97		(c)
Pantego, TX			-		1,016,062	1,448,911	-	-	1,016,062	1,448,911	2,464,973	273,180	1997	06/97		40 years
Norman, OK			-		1,065,562	-	-	-	1,065,562	(c)	1,065,562	(c)	1997	06/97		(c)
Arlington, TX			-		2,078,542	-	1,396,508	-	2,078,542	1,396,508	3,475,050	222,568	1998	11/97	(g)	40 years
Leavenworth, KS			-		726,438	-	1,330,830	-	726,438	1,330,830	2,057,268	217,646	1998	11/97	(g)	40 years
Lewisville, TX			-		789,237	-	1,335,426	-	789,237	1,335,426	2,124,663	210,051	1998	04/98	(g)	40 years
Forest Hill, TX			-		692,165	-	1,174,549	-	692,165	1,174,549	1,866,714	187,194	1998	04/98	(g)	40 years
Del City, OK			-		1,387,362	-	-	-	1,387,362	(c)	1,387,362	(c)	1998	05/98		(c)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

					Costs Capitalized										Life on Which
					Subsequent to		Gross Amount at Which								Depreciation and
			Initial Cost to Company		Acquisition		Carried at Close of Period (b)				Accumulated				Amortization in
	Encum-			Building,				Building,			Depreciation	Date			Latest Income
	brances			Improvements and	Improve-	Carrying		Improvements and			and	of Con-	Date		Statement is
	(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests		Total	Amortization	struction	Acquired		Computed
Arlington, TX	-		414,568	-	-	-	414,568	(c)		414,568	(c)	1998	05/98		(c)
Garland, TX	-		522,461	-	1,418,531	-	522,461	1,418,531		1,940,992	214,257	1998	06/98	(g)	40 years
Garland, TX	-		1,476,838	-	1,400,278	-	1,476,838	1,400,278		2,877,116	214,418	1998	06/98	(g)	40 years
Oklahoma City, OK	-		1,581,480	-	1,471,105	-	1,581,480	1,471,105		3,052,585	219,133	1999	08/98	(g)	40 years
Dallas, TX	-		2,617,656	-	2,570,569	-	2,617,656	2,570,569		5,188,225	77,653	2003	06/99		40 years
Gladstone, MO	210,025		1,851,374	-	1,739,568	-	1,851,374	1,739,568		3,590,942	190,265	2000	12/99	(g)	40 years
Ellenwood, GA	464,968	(t)	616,289	921,173	-	-	616,289	921,173		1,537,462	21,104	1996	09/97		40 years
Flower Mound, TX	469,783	(t)	932,233	881,448	-	-	932,233	881,448		1,813,681	20,194	1996	09/97		40 years
Ft. Worth, TX	570,753	(t)	558,657	-	-	-	558,657	-		558,657	(c)	1996	09/97		(c)

Dave & Buster’s:
Utica, MI	-		3,776,169	-	-	-	3,776,169	(c)		3,776,169	(c)	1998	06/98		(c)

DD’s Discount:
Moreno Valley, CA	-		516,154	1,123,471	147,214	-	516,154	1,270,685		1,786,839	163,027	1983	03/99		40 years

Denny’s:
Columbus, TX	-		428,429	816,644	-	-	428,429	816,644		1,245,073	62,099	1997	12/01		40 years

Dick’s Clothing:
Taylor, MI	-		1,920,032	3,526,868	-	-	1,920,032	3,526,868		5,446,900	731,446	1996	08/96		40 years
White Marsh, MD	-		2,680,532	3,916,889	-	-	2,680,532	3,916,889		6,597,421	812,333	1996	08/96		40 years

Dollar Tree:
Garland, TX	-		239,014	626,170	-	-	239,014	626,170		865,184	54,790	1994	02/94		40 years
Copperas Cove, TX	-		241,650	511,624	194,167	-	241,650	705,791		947,441	90,645	1972	11/98		40 years

Donato’s:
Medina, OH	-		405,113	463,582	-	-	405,113	463,582		868,695	35,252	1996	12/01		40 years

Eckerd:
Millville, NJ	435,126	(j)	417,603	-	-	-	417,603	(c)		417,603	(c)	1994	03/94		(c)
Atlanta, GA	388,853	(j)	445,593	-	-	-	445,593	(c)		445,593	(c)	1994	03/94		(c)
Mantua, NJ	452,361	(j)	344,022	-	-	-	344,022	(c)		344,022	(c)	1994	06/94		(c)
Glassboro, NJ	496,281	(j)	534,243	-	-	-	534,243	(c)		534,243	(c)	1994	12/94		(c)
Douglasville, GA	-		413,438	995,209	-	-	413,438	995,209		1,408,647	221,987	1996	01/96		40 years
Conyers, GA	-		574,666	998,900	-	-	574,666	998,900		1,573,566	188,334	1997	06/97		40 years
Chattanooga, TN	-		474,267	-	-	-	457,659	(c)		457,659	(c)	1997	09/97		(c)
Augusta, GA	-		568,606	1,326,748	-	-	568,606	1,326,748		1,895,354	233,563	1997	12/97		40 years
Riverdale, GA	-		1,088,896	1,707,448	-	-	1,088,896	1,707,448		2,796,344	300,582	1997	12/97		40 years
Warner Robins, GA	-		707,488	-	1,227,330	-	707,488	1,227,330		1,934,818	182,821	1999	03/98	(g)	40 years
Vineland, NJ	471,020	(j)	2,068,089	-	-	-	2,068,089	(c)		2,068,089	(c)	1999	09/98		(c)
Falls Church, VA	-		3,127,139	-	2,424,664	-	3,127,139	2,412,036	(q)	5,539,175	165,827	2002	10/01		40 years
West Mifflin, PA	-		1,401,632	2,043,862	-	-	1,401,632	2,043,862		3,445,494	146,903	2002	02/02		40 years
Norfolk, VA	-		2,742,194	1,796,508	-	-	2,742,194	1,796,508		4,538,702	129,124	2002	02/02		40 years
Thorndale, PA	-		2,260,618	2,472,039	-	-	2,260,618	2,472,039		4,732,657	177,678	2002	02/02		40 years

Enterprise Rent-A-Car:
Wilmington, NC	-		218,126	327,329	-	-	218,126	327,329		545,455	24,891	1995	12/01		40 years

Family Dollar:
Cohoes, NY	-		95,644	515,502	-	-	95,644	515,502		611,146	3,759	1994	09/04		40 years
Hudson Falls, NY	-		51,055	379,789	-	-	51,055	379,789		430,844	2,769	1993	09/04		40 years

Fantastic Sams:
Eden Prairie, MN	-		64,916	180,538	80,809	-	64,916	261,347		326,263	16,627	1997	12/01		40 years

Fazoli’s Restaurant:
Bay City, MI	-		647,055	633,899	-	-	647,055	633,899		1,280,954	48,203	1997	12/01		40 years

Food 4 Less:
Lemon Grove, CA	-		3,695,816	-	-	-	3,695,816	(c)		3,695,816	(c)	1996	07/95	(f)	(c)
Chula Vista, CA	-		3,568,862	-	-	-	3,568,862	(c)		3,568,862	(c)	1995	11/98		(c)

Gander Mountain:
Amarillo, TX	-		1,513,714	5,781,294	-	-	1,513,714	5,781,294		7,295,008	18,067	2004	11/04		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

							Costs Capitalized									Life on Which
							Subsequent to		Gross Amount at Which							Depreciation and
					Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
			Encum-			Building,				Building,		Depreciation	Date			Latest Income
			brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
			(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed

GCS Wireless:
Orlando, FL			73,318	(u)	36,850	101,320	-	-	36,850	101,320	138,170	2,216	2001	02/04		40 years

Gen-X Clothing:
Federal Way, WA			-		2,037,392	1,661,577	257,414	-	2,037,392	1,918,991	3,956,383	279,513	1995	12/95		40 years

Golden Corral:
Leitchfield, KY			-		73,660	306,642	-	-	73,660	306,642	380,302	180,789	1984	12/84		35 years
Atlanta, TX			-		88,457	368,317	-	-	88,457	368,317	456,774	216,781	1985	01/85		35 years
Abbeville, LA			-		98,577	362,416	-	-	98,577	362,416	460,993	209,684	1985	04/85		35 years
Lake Placid, FL			-		115,113	305,074	43,797	-	115,113	348,871	463,984	176,744	1985	05/85		35 years
Tampa, FL			-		1,187,614	1,339,000	-	-	1,187,614	1,339,000	2,526,614	101,820	1997	12/01		40 years
Brandon, FL			-		1,329,793	1,390,502	-	-	1,329,793	1,390,502	2,720,295	105,736	1998	12/01		40 years
Dallas, TX			-		1,138,129	1,024,747	-	-	1,138,129	1,024,747	2,162,876	77,923	1994	12/01		40 years

Good Guys, The:
Foothill Ranch, CA			-		1,456,113	2,505,022	-	-	1,456,113	2,505,022	3,961,135	501,341	1995	12/96		40 years
East Palo Alto, CA			-		2,271,634	3,404,843	-	-	2,271,634	3,404,843	5,676,477	492,993	1999	12/98	(f)	40 years

GymKix:
Copperas Cove, TX			-		203,908	431,715	171,477	-	203,908	603,192	807,100	76,998	1972	11/98		40 years

H&R Block:
Swansea, IL			-		45,842	132,440	69,029	-	45,842	201,469	247,311	14,099	1997	12/01		40 years

Halloween Adventure:
Plymouth Meeting, PA			-		2,911,111	-	2,250,620	-	2,911,111	2,250,620	5,161,731	321,182	1999	10/98	(g)	40 years

Hancock Fabrics:
Arlington, TX			-		317,838	1,680,428	242,483	-	317,838	1,922,911	2,240,749	314,616	1996	06/96		40 years

Hastings:
Nacogdoches, TX			-		397,074	1,257,402	-	-	397,074	1,257,402	1,654,476	192,540	1997	11/98		40 years

Haverty’s:
Clearwater, FL			-		1,184,438	2,526,207	44,005	-	1,184,438	2,570,212	3,754,651	737,322	1992	05/93		40 years
Orlando, FL	(r	)	1,048,984	(j)	820,397	2,184,721	-	-	820,397	2,184,721	3,005,118	633,345	1992	05/93		40 years
Pensacola, FL			934,546		633,125	1,595,405	-	-	603,111	1,595,405	2,198,516	339,467	1994	06/96		40 years
Bowie, MD			-		1,965,508	4,221,074	-	-	1,965,508	4,221,074	6,186,582	598,442	1997	12/97		38.5 years

Heilig-Meyers:
Baltimore, MD			-		469,781	813,073	-	-	469,781	813,073	1,282,854	124,502	1968	11/98		40 years
Glen Burnie, MD			-		631,712	931,931	-	-	631,712	931,931	1,563,643	142,655	1968	11/98		40 years

Hollywood Video:
Cincinnati, OH			-		282,200	520,623	261,238	-	543,438	520,623	1,064,061	39,589	1998	12/01		40 years
Clifton, CO			-		245,462	732,477	-	-	245,462	732,477	977,939	55,699	1998	12/01		40 years

Home Depot:
Sunrise, FL			-		5,148,657	-	-	-	5,148,657	-	5,148,657	-	(e)	05/03		40 years

HomeGoods:
Fairfax, VA			-		977,839	1,414,261	937,301	-	977,839	2,351,562	3,329,401	108,326	1995	12/95		40 years

Hooters:
Tampa, FL			-		783,923	504,768	-	-	783,923	504,768	1,288,691	38,383	1993	12/01		40 years

Humana:
Sunrise, FL			-		800,271	252,717	-	-	800,271	252,717	1,052,988	3,890	1984	05/04		40 years

Hy-Vee:
St. Joseph, MO			-		1,579,583	2,849,246	-	-	1,579,583	2,849,246	4,428,829	163,244	2002	09/02		40 years

International House of Pancakes:
Stafford, TX			332,979	(j)	382,084	-	-	-	331,756	(c)	331,756	(c)	1992	10/93		(c)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

							Costs Capitalized								Life on Which
							Subsequent to		Gross Amount at Which						Depreciation and
					Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated			Amortization in
			Encum-			Building,				Building,		Depreciation	Date		Latest Income
			brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date	Statement is
			(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired	Computed
Sunset Hills, MO			351,927	(j)	271,853	-	-	-	271,853	(c)	271,853	(c)	1993	10/93	(c)
Las Vegas, NV			395,676	(j)	519,947	-	-	-	519,947	(c)	519,947	(c)	1993	12/93	(c)
Ft. Worth, TX			368,103	(j)	430,896	-	-	-	430,896	(c)	430,896	(c)	1993	12/93	(c)
Arlington, TX			353,479	(j)	404,512	-	-	-	404,512	(c)	404,512	(c)	1993	12/93	(c)
Matthews, NC			361,531	(j)	380,043	-	-	-	380,043	(c)	380,043	(c)	1993	12/93	(c)
Phoenix, AZ			363,964	(j)	483,374	-	-	-	483,374	(c)	483,374	(c)	1993	12/93	(c)
Midwest City, OK			-		407,268	-	-	-	407,268	-	407,268	-	(i)	03/96	(i)

Jared Jewelers:
Richmond, VA			-		955,134	1,336,152	-	-	955,134	1,336,152	2,291,286	101,603	1998	12/01	40 years
Brandon, FL			-		1,196,900	1,182,150	-	-	1,196,900	1,182,150	2,379,050	77,656	2002	05/02	40 years
Lithonia, GA			-		1,270,517	1,215,818	-	-	1,270,517	1,215,818	2,486,335	79,867	2002	05/02	40 years
Houston, TX			-		1,675,739	1,439,597	-	-	1,675,739	1,439,597	3,115,336	73,479	2002	12/02	40 years

Jo-Ann etc:
Corpus Christi, TX			-		818,448	896,395	12,222	-	818,448	908,617	1,727,065	252,117	1967	11/93	40 years

Kane Realty:
Raleigh, NC			-		793,017	876,727	-	-	793,017	876,727	1,669,744	66,668	1993	12/01	40 years

Kash N’ Karry:
Palm Harbor, FL			-		335,851	1,925,276	-	-	335,851	1,925,276	2,261,127	58,159	1983	03/99	40 years
Brandon, FL			3,242,641	(p)	322,476	1,221,661	-	-	322,476	1,221,661	1,544,137	36,904	1983	03/99	40 years
Sarasota, FL			-		470,600	1,343,746	-	-	470,600	1,343,746	1,814,346	40,592	1983	03/99	40 years

Keg Steakhouse:
Bellingham, WA	(r	)	-		397,443	455,605	-	-	397,443	455,605	853,048	34,645	1981	12/01	40 years
Lynnwood, WA			-		1,255,513	649,236	-	-	1,255,513	649,236	1,904,749	49,369	1992	12/01	40 years
Tacoma, WA			-		526,792	794,722	-	-	526,792	794,722	1,321,514	60,432	1981	12/01	40 years

KFC:
Marysville, WA			-		646,779	545,592	-	-	646,779	545,592	1,192,371	41,488	1996	12/01	40 years
Erie, PA			-		516,508	496,092	-	-	516,508	496,092	1,012,600	37,724	1996	12/01	40 years

Lee County:
Ft. Myers, FL			-		1,956,579	4,045,196	-	-	1,956,579	4,045,196	6,001,775	712,123	1997	12/97	40 years

Lowe’s:
Memphis, TN			-		3,214,835	9,169,885	-	-	3,214,835	9,169,885	12,384,720	583,249	2002	06/02	40 years

Magic China Café:
Orlando, FL			79,983	(u)	40,200	110,531	-	-	40,200	110,531	150,731	2,418	2001	02/04	40 years

Magic Dollar:
Memphis, TN			-		549,309	539,643	364,460	-	549,309	904,103	1,453,412	105,743	1998	11/98	40 years

MCI:
Arlington, VA			1,425,276	(s)	222,721	1,088,680	-	-	222,721	1,088,680	1,311,401	38,557	1982	08/03	40 years

Merryland Chinese Buffet:
Red Oak, TX			-		73,290	520,950	-	-	73,290	520,950	594,240	39,614	1986	12/01	40 years

Mi Pueblo Foods:
Watsonville, CA			-		805,056	1,648,934	-	-	805,056	1,648,934	2,453,990	49,812	1984	03/99	40 years

Michaels:
Fairfax, VA			-		986,131	1,426,254	706,501	-	986,131	2,132,755	3,118,886	246,669	1995	12/95	40 years
Grapevine, TX			-		1,017,934	2,066,715	-	-	1,017,934	2,066,715	3,084,649	337,994	1998	06/98	40 years

Mortgage Marketing:
Swansea, IL			-		91,709	264,956	-	-	91,709	264,956	356,665	20,162	1997	12/01	40 years

Mountain Jack’s:
Centerville, OH			-		850,625	1,059,430	-	-	850,625	1,059,430	1,910,055	80,561	1986	12/01	40 years

New Covenant Church:
Augusta, GA			-		176,656	674,253	-	-	176,656	674,253	850,909	51,271	1998	12/01	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

					Costs Capitalized									Life on Which
					Subsequent to		Gross Amount at Which							Depreciation and
			Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
	Encum-			Building,				Building,		Depreciation	Date			Latest Income
	brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
	(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed
Office Depot:
Arlington, TX	700,734	(j)	596,024	1,411,432	-	-	596,024	1,411,432	2,007,456	385,123	1991	01/94		40 years
Richmond, VA	-		888,772	1,948,036	-	-	888,772	1,948,036	2,836,808	418,278	1996	05/96		40 years
Hartsdale, NY	2,038,174	(t)	4,508,753	2,327,448			4,508,753	2,327,448	6,836,201	53,329	1996	09/97		40 years

OfficeMax:
Corpus Christi, TX	-		893,270	978,344	76,664	-	893,270	1,055,008	1,948,278	292,987	1967	11/93		40 years
Dallas, TX	987,295	(j)	1,118,500	1,709,891	-	-	1,118,500	1,709,891	2,828,391	470,337	1993	12/93		40 years
Cincinnati, OH	739,335	(j)	543,489	1,574,551	-	-	543,489	1,574,551	2,118,040	412,645	1994	07/94		40 years
Evanston, IL	1,265,520	(j)	1,867,831	1,757,618	-	-	1,867,831	1,757,618	3,625,449	420,119	1995	06/95		40 years
Altamonte Springs, FL	-		1,689,793	3,050,160	-	-	1,689,793	3,050,160	4,739,953	677,014	1995	01/96		40 years
Cutler Ridge, FL	-		989,370	1,479,119	-	-	989,370	1,479,119	2,468,489	314,621	1995	06/96		40 years
Sacramento, CA	-		1,144,167	2,961,206	-	-	1,144,167	2,961,206	4,105,373	592,438	1996	12/96		40 years
Salinas, CA	-		1,353,217	1,829,325	-	-	1,353,217	1,829,325	3,182,542	360,148	1995	02/97		40 years
Redding, CA	-		667,174	2,181,563	-	-	667,174	2,181,563	2,848,737	411,315	1997	06/97		40 years
Kelso, WA	-		868,003	-	1,805,539	-	868,003	1,805,539	2,673,542	314,089	1998	09/97	(g)	40 years
Lynchburg, VA	-		561,509	-	1,851,326	-	561,509	1,851,326	2,412,835	291,198	1998	02/98		40 years
Leesburg, FL	-		640,019	-	1,929,028	-	640,019	1,929,028	2,569,047	291,364	1998	08/98		40 years
Tigard, OR	-		1,539,873	2,247,321	-	-	1,539,873	2,247,321	3,787,194	344,121	1995	11/98		40 years
Dover, NJ	-		1,138,296	3,238,083	-	-	1,138,296	3,238,083	4,376,379	495,831	1995	11/98		40 years
Griffin, GA	-		685,470	-	1,801,905	-	685,470	1,801,905	2,487,375	257,147	1999	11/98	(g)	40 years

Pal Joey’s Sports Pub:
Gresham, OR	-		817,311	108,294	-	-	817,311	108,294	925,605	8,235	1993	12/01		40 years

Party City:
Memphis, TN	-		266,383	-	1,136,334	-	266,383	1,136,334	1,402,717	157,430	1999	12/98		40 years

Perfect Teeth:
Rio Rancho, NM	-		61,517	122,142	-	-	61,517	122,142	183,659	9,295	1997	12/01		40 years

Petco:
Grand Forks, ND	-		306,629	909,671	-	-	306,629	909,671	1,216,300	160,164	1996	12/97		40 years

PETsMART:
Chicago, IL	-		2,724,138	3,565,721	-	-	2,724,138	3,565,721	6,289,859	560,850	1998	09/98		40 years

Picture Factory:
Sarasota, FL	-		1,167,618	1,903,810	-	-	1,167,618	1,903,810	3,071,428	45,549	1996	09/97		40 years

Pier 1 Imports:
Anchorage, AK	-		928,321	1,662,584	-	-	928,321	1,662,584	2,590,905	367,393	1995	02/96		40 years
Memphis, TN	-		713,319	821,770	-	-	713,319	821,770	1,535,089	154,938	1997	09/96	(f)	40 years
Sanford, FL	-		738,051	803,082	-	-	738,051	803,082	1,541,133	136,357	1998	06/97	(f)	40 years
Knoxville, TN	-		467,169	734,833	-	-	467,169	734,833	1,202,002	109,459	1999	01/98	(f)	40 years
Mason, OH	-		593,571	885,047	-	-	593,571	885,047	1,478,618	122,616	1999	06/98	(f)	40 years
Harlingen, TX	-		316,640	756,406	-	-	316,640	756,406	1,073,046	98,490	1999	11/98	(f)	40 years
Valdosta, GA	-		390,838	805,912	-	-	390,838	805,912	1,196,750	103,257	1999	01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	-		547,300	44,237	-	-	547,300	44,237	591,537	3,364	1996	12/01		40 years

Pizza Place, The:
Cohoes, NY	-		16,396	88,372	-	-	16,396	88,372	104,768	644	1994	09/04		40 years

Popeye’s:
Snellville, GA	-		642,169	436,512	-	-	642,169	436,512	1,078,681	33,193	1995	12/01		40 years

Print & Pack Plus:
Eden Prairie, MN	-		75,736	210,628	94,277	-	75,736	304,905	380,641	19,287	1997	12/01		40 years

Quizno’s:
Rio Rancho, NM	-		48,566	96,428	13,398	-	48,566	109,826	158,392	7,921	1997	12/01		40 years

Rally’s:
Toledo, OH	-		125,882	319,770	-	-	125,882	319,770	445,652	103,112	1989	07/92		38.8 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

					Costs Capitalized									Life on Which
					Subsequent to		Gross Amount at Which							Depreciation and
			Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
	Encum-			Building,				Building,		Depreciation	Date			Latest Income
	brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
	(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed

Red Lion Chinese Restaurant:
Cohoes, NY	-		27,327	147,286	-	-	27,327	147,286	174,613	1,074	1994	09/04		40 years

Reliable:
St. Louis, MO	-		2,078,777	13,877,631	-	-	2,078,777	13,877,631	15,956,408	153,995	1975	05/04		40 years

Rent-A-Center:
Rio Rancho, NM	-		145,698	289,284	40,193	-	145,698	329,477	475,175	24,082	1997	12/01		40 years

Rite Aid:
Mobile, AL	-		1,136,618	1,694,187	-	-	1,136,618	1,694,187	2,830,805	128,829	2000	12/01		40 years
Orange Beach, AL	-		1,409,980	1,996,043	-	-	1,409,980	1,996,043	3,406,023	151,782	2000	12/01		40 years
Albany, NY	-		24,707	867,257	-	-	24,707	867,257	891,964	6,324	1994	09/04		40 years
Albany, NY	-		33,794	823,923	-	-	33,794	823,923	857,717	6,008	1992	09/04		40 years
Cohoes, NY	-		107,451	579,237	-	-	107,451	579,237	686,688	4,224	1994	09/04		40 years
Hudson Falls, NY	-		56,737	780,091	-	-	56,737	780,091	836,828	5,688	1990	09/04		40 years
Saratoga Springs, NY	-		762,303	590,978	-	-	762,303	590,978	1,353,281	4,309	1980	09/04		40 years
Ticonderoga, NY	-		88,867	688,622	-	-	88,867	688,622	777,489	5,021	1993	09/04		40 years

Rite Rug:
Columbus, OH	-		1,596,197	934,236	-	-	1,596,197	934,236	2,530,433	2,919	1970	11/04		40 years

Roadhouse Grill:
Cheektowaga, NY	-		689,040	386,251	-	-	689,040	386,251	1,075,291	29,371	1994	12/01		40 years

Robb & Stucky:
Ft. Myers, FL	-		2,188,440	6,225,401	-	-	2,188,440	6,225,401	8,413,841	1,108,398	1997	12/97		40 years

Roger & Marv’s:
Kenosha, WI	-		1,917,606	3,431,364	-	-	1,917,606	3,431,363	5,348,969	670,861	1992	02/97		40 years

Rooms To Go:
Pembroke Pines, FL	-		1,550,202	-	-	-	1,550,202	-	1,550,202	-	(e)	10/04		(e)

Ross Dress For Less:
Coral Gables, FL	-		1,782,346	1,661,174	-	-	1,782,346	1,661,174	3,443,520	297,282	1994	06/96		40 years
Lodi, CA	-		613,710	1,414,592	-	-	613,710	1,414,592	2,028,302	42,732	1984	03/99		40 years

Schlotzsky’s Deli:
Phoenix, AZ	-		706,306	315,469	-	-	706,306	315,469	1,021,775	23,989	1995	12/01		40 years
Scottsdale, AZ	-		717,138	310,610	-	-	717,138	310,610	1,027,748	23,619	1995	12/01		40 years

7-Eleven:
Land ‘O Lakes, FL	-		1,076,572	-	816,944	-	1,076,572	816,944	1,893,516	121,691	1999	10/98	(g)	40 years
Tampa Palms, FL	-		1,080,670	-	917,432	-	1,080,670	917,432	1,998,102	132,837	1999	12/98	(g)	40 years

Shoes on a Shoestring:
Albuquerque, NM	-		1,441,777	2,335,475	-	-	1,441,777	2,335,475	3,777,252	440,334	1997	06/97		40 years

Shop & Save:
Homestead, PA	-		1,139,419	-	-	-	1,139,419	(c)	1,139,419	(c)	1994	02/97		(c)

Skinney’s BBQ:
Hammond, LA	-		247,600	813,514	-	-	247,600	813,514	1,061,114	61,861	1997	12/01		40 years

Skipper’s Fish & Chips:
Salem, OR	-		555,951	735,651	-	-	555,951	735,651	1,291,602	55,940	1996	12/01		40 years
Spokane, WA	-		470,840	530,289	-	-	470,840	530,289	1,001,129	40,324	1996	12/01		40 years

Sofa Express:
Buford, GA	-		1,925,129	5,034,846	-	-	1,925,129	5,034,846	6,959,975	57,691	2004	07/04		40 years

Spa and Nails Club:
Orlando, FL	79,983	(u)	40,200	110,531	-	-	40,200	110,531	150,731	2,418	2001	02/04		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

					Costs Capitalized									Life on Which
					Subsequent to		Gross Amount at Which							Depreciation and
			Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
	Encum-			Building,				Building,		Depreciation	Date			Latest Income
	brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
	(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed
Spencer’s A/C & Appliances:
Glendale, AZ	-		341,713	982,429	-	-	341,713	982,429	1,324,142	133,619	1999	12/98	(g)	40 years

Sports Authority:
Dallas, TX	-		1,311,440	-	-	-	1,311,440	(c)	1,311,440	(c)	1994	03/94		(c)
Tampa, FL	-		2,127,503	1,521,730	-	-	2,127,503	1,521,730	3,649,233	323,685	1994	06/96		40 years
Sarasota, FL	854,466	(t)	1,427,840	1,702,852	-	-	1,427,840	1,702,852	3,130,692	39,012	1996	09/97		40 years
Bradenton, FL	-		1,526,340	4,139,363	-	-	1,526,340	4,139,363	5,665,703	99,172	1997	01/04		40 years
Memphis, TN	-		820,340	-	2,573,264	-	820,340	2,573,264	3,393,604	399,392	1998	12/97	(g)	40 years
Little Rock, AR	-		3,113,375	2,660,206	-	-	3,113,375	2,660,206	5,773,581	418,428	1998	09/98		40 years
Woodbridge, NJ	-		3,749,990	5,982,660	-	-	3,749,990	5,982,660	9,732,650	292,901	1994	01/03		40 years

Steak & Ale:
Jacksonville, FL	-		986,565	855,523	-	-	986,565	855,523	1,842,088	65,055	1996	12/01		40 years

Stillwater Medical:
Stillwater, OK	-		253,603	1,086,792	-	-	253,603	1,086,792	1,340,395	101,434	1998	11/98		37.5 years

Stone Mountain Chevrolet:
Lilburn, GA	-		3,027,056	4,685,189	-	-	3,027,056	4,685,189	7,712,245	43,924	2004	08/04		40 years

Stop & Go:
Grand Prairie, TX	-		421,254	684,568	-	-	421,254	684,568	1,105,822	52,056	1986	12/01		40 years
Kennedale, TX	-		399,988	692,190	-	-	399,988	692,190	1,092,178	52,635	1985	12/01		40 years

Subway:
Eden Prairie, MN	-		54,097	150,449	67,341	-	54,097	217,790	271,887	13,967	1997	12/01		40 years
Cohoes, NY	-		21,862	117,829	-	-	21,862	117,829	139,691	860	1994	09/04		40 years

SuperValu:
Huntington, WV	-		1,254,238	760,602	-	-	1,254,238	760,602	2,014,840	149,744	1971	02/97		40 years
Warwick, RI	-		1,699,330	-	-	-	1,699,330	(c)	1,699,330	(c)	1992	02/97		(c)
Maple Heights, OH	-		1,034,758	2,874,414	-	-	1,034,758	2,874,414	3,909,172	565,900	1985	02/97		40 years

Swansea Quick Cash:
Swansea, IL	-		45,815	132,365	-	-	45,815	132,365	178,180	10,067	1997	12/01		40 years

Taco Bell:
Ocala, FL	-		275,023	754,990	-	-	275,023	754,990	1,030,013	57,411	2001	12/01		40 years
Ormond Beach, FL	-		632,337	525,616	-	-	632,337	525,616	1,157,953	39,969	2001	12/01		40 years
Phoenix, AZ	-		593,718	282,777	-	-	593,718	282,777	876,495	21,503	1995	12/01		40 years

Taco Bron Restaurant:
Tucson, AZ	-		827,002	305,209	17,814	-	844,816	305,209	1,150,025	25,792	1974	12/01		40 years

Target:
Chico, CA	-		1,269,272	4,213,165	-	-	1,269,272	4,213,165	5,482,437	127,273	1983	03/99		40 years
Victorville, CA	-		1,908,815	4,029,669	-	-	1,908,815	4,029,669	5,938,484	121,730	1983	03/99		40 years
San Diego, CA	-		2,672,390	4,270,693	-	-	2,672,390	4,270,693	6,943,083	129,011	1984	03/99		40 years

Texas Roadhouse:
Grand Junction, CO	-		584,237	920,143	-	-	584,237	920,143	1,504,380	69,969	1997	12/01		40 years
Thornton, CO	-		598,556	1,019,164	-	-	598,556	1,019,164	1,617,720	77,499	1998	12/01		40 years

TGI Friday’s:
Corpus Christi, TX	-		1,209,702	1,532,125	-	-	1,209,702	1,532,125	2,741,827	116,505	1995	12/01		40 years

Thomasville:
Buford, GA	-		1,266,527	2,405,629	-	-	1,266,527	2,405,629	3,672,156	27,565	2004	07/04		40 years

Top’s:
Lacey, WA	-		2,777,449	7,082,150	-	-	2,777,449	7,082,150	9,859,599	1,394,298	1992	02/97		40 years

United Rentals:
Carrollton, TX	-		477,893	534,807	-	-	477,893	534,807	1,012,700	557	1981	12/04		40 years
Cedar Park, TX	-		535,091	829,241	-	-	535,091	829,241	1,364,332	864	1990	12/04		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

					Costs Capitalized								Life on Which
					Subsequent to		Gross Amount at Which						Depreciation and
			Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated			Amortization in
	Encum-			Building,				Building,		Depreciation	Date		Latest Income
	brances			Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date	Statement is
	(k)		Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired	Computed
Clearwater, FL	-		1,173,292	1,810,665	-	-	1,173,292	1,810,665	2,983,957	1,886	2001	12/04	40 years
Fort Collins, CO	-		2,057,322	977,971	-	-	2,057,322	977,971	3,035,293	1,019	1975	12/04	40 years
Irving, TX	-		708,389	910,786	-	-	708,389	910,786	1,619,175	949	1984	12/04	40 years
La Porte, TX	-		1,114,553	2,125,426	-	-	1,114,553	2,125,426	3,239,979	2,214	2000	12/04	40 years
Littleton, CO	-		1,743,092	1,943,650	-	-	1,743,092	1,943,650	3,686,742	2,024	2002	12/04	40 years
Oklahoma City, OK	-		744,145	1,264,885	-	-	744,145	1,264,885	2,009,030	1,317	1997	12/04	40 years
Perrysberg, OH	-		641,867	1,119,085	-	-	641,867	1,119,085	1,760,952	1,166	1979	12/04	40 years
Plano, TX	-		1,030,426	1,148,065	-	-	1,030,426	1,148,065	2,178,491	1,196	1996	12/04	40 years
Temple, TX	-		1,159,775	1,360,379	-	-	1,159,775	1,360,379	2,520,154	1,417	1998	12/04	40 years

United States of America:
Arlington, VA	93,574,724	(s)	24,077,279	117,691,770	16,825,046	-	24,077,279	134,516,816	158,594,095	4,265,631	1982	08/03	40 years

United Trust Bank:
Bridgeview, IL	-		673,238	744,154	-	-	673,238	744,154	1,417,392	56,587	1997	12/01	40 years

Vacant Property:
Vernon, TX	-		105,798	328,943	-	-	105,798	328,943	434,741	190,317	1985	03/85	35 years
Arlington, TX	-		435,002	2,299,881	334,059	-	435,002	2,633,940	3,068,942	422,713	1996	06/96	40 years
Tampa, FL	1,044,505		1,454,908	2,045,833	-	-	1,454,908	2,045,833	3,500,741	435,308	1992	06/96	40 years
Gainesville, FL	-		317,386	1,248,404	-	-	317,386	1,248,404	1,565,790	37,712	1982	03/99	40 years
Moreno Valley, CA	-		242,896	528,692	69,277		242,896	597,969	840,865	76,719	1983	03/99	40 years
Mesa, AZ	-		195,652	512,566	-	-	195,652	512,566	708,218	38,976	1997	12/01	40 years
Indianapolis, IN	-		639,584	1,015,173	-	-	639,584	1,015,173	1,654,757	77,195	1996	12/01	40 years
Chandler, AZ	-		654,765	765,164	7,500	-	654,765	772,664	1,427,429	62,084	1997	12/01	40 years
Columbus, OH	-		1,032,008	1,107,250	-	-	1,032,008	1,107,250	2,139,258	84,197	1998	12/01	40 years
Southfield, MI	-		366,448	643,759	38,660	-	405,108	643,759	1,048,867	54,558	1976	12/01	40 years
Jackson, MS	-		132,821	672,413	-	-	132,821	672,413	805,233	12,059	1979	04/04	40 years
Bonham, TX	-		54,999	202,085	-	-	54,999	202,085	257,084	2,316	1984	07/04	40 years
Albany, NY	-		2,734	66,667	-	-	2,734	66,667	69,401	486	1992	09/04	40 years

Value City:
Florissant, MO	-		2,490,210	2,937,449	-	-	2,490,210	2,937,449	5,427,659	125,454	1996	04/03	40 years

Walgreens:
Sunrise, FL	-		1,957,974	1,400,970	-	-	1,957,974	1,400,970	3,358,944	56,914	1994	05/03	40 years

Wal-Mart:
Sealy, TX	-		1,344,244	1,483,362	-	-	1,344,244	1,483,362	2,827,606	214,778	1982	03/99	40 years
Aransas Pass, TX	-		190,505	2,640,175	-	-	190,505	2,640,175	2,830,680	382,275	1983	03/99	40 years
Winfield, AL	-		419,811	1,684,505	-	-	419,811	1,684,505	2,104,316	243,902	1983	03/99	40 years
Beeville, TX	-		507,231	2,315,424	-	-	507,231	2,315,424	2,822,655	335,254	1983	03/99	40 years
Corpus Christi, TX	-		630,043	3,131,407	-	-	630,043	3,131,407	3,761,450	453,402	1983	03/99	40 years

Waremart:
Eureka, CA	-		3,135,036	5,470,606	-	-	3,135,036	5,470,606	8,605,642	1,077,026	1965	02/97	40 years

Washington Bike Center:
Fairfax, VA	-		192,830	278,892	83,773	-	192,830	362,665	555,495	15,942	1995	12/95	40 years

Wendy’s Old Fashioned Hamburger:
Fenton, MO	-		307,068	496,410	-	-	307,068	496,410	803,478	188,424	1985	07/92	33 years
Sacramento, CA	-		585,872	-	-	-	585,872	-	585,872	-	(i)	02/98	(i)
New Kensington, PA	-		501,136	333,445	-	-	501,136	333,445	834,581	25,356	1980	12/01	40 years

Whataburger:
Albuquerque, NM	-		624,318	418,975	-	-	624,318	418,975	1,043,293	31,860	1995	12/01	40 years

Wherehouse Music:
Homewood, AL	-		1,031,974	696,950	-	-	1,031,974	696,950	1,728,924	52,997	1997	12/01	40 years

Winn-Dixie:
Dallas, GA	-		1,287,630	1,952,791	-	-	1,287,630	1,952,791	3,240,421	79,332	1997	05/03	40 years
Woodstock, GA	-		1,937,017	1,284,901	-	-	1,937,017	1,284,901	3,221,918	52,199	1997	05/03	40 years
Columbus, GA	-		1,023,371	1,874,875	-	-	1,023,371	1,874,875	2,898,246	68,355	1984	07/03	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

						Costs Capitalized										Life on Which
						Subsequent to		Gross Amount at Which								Depreciation and
			Initial Cost to Company			Acquisition		Carried at Close of Period (b)				Accumulated				Amortization in
	Encum-				Building,				Building,			Depreciation	Date			Latest Income
	brances				Improvements and	Improve-	Carrying		Improvements and			and	of Con-	Date		Statement is
	(k)		Land		Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total		Amortization	struction	Acquired		Computed

Leasehold Interests:	-		2,532,133		-	-	-	2,532,133	-		2,532,133	912,232	—	(n)		(m)

	$152,109,562		$434,215,343		$563,573,672	$68,068,415	$-	$434,398,959	$629,692,740		$1,064,091,700	61,720,322

Real Estate Held for investment the Company has Invested in Under Direct Financing Leases:

Academy:
Houston, TX	$-		$-		$1,924,740	$-	$-	$-	$ (c)	$	(c)	$ (c)	1994	05/95		(c)
Houston, TX	-		-		1,867,519	-	-	-	(c)		(c)	(c)	1995	06/95		(c)
N. Richland Hills, TX	-		-		2,253,408	-	-	-	(c)		(c)	(c)	1996	08/95	(f)	(c)
Houston, TX	-		-		2,112,335	-	-	-	(c)		(c)	(c)	1996	02/96	(f)	(c)
Houston, TX	-		-		1,910,697	-	-	-	(c)		(c)	(c)	1996	06/96	(f)	(c)
Baton Rouge, LA	-		-		2,405,466	-	-	-	(c)		(c)	(c)	1997	08/96	(f)	(c)
San Antonio, TX	-		-		1,961,017	-	-	-	(c)		(c)	(c)	1996	09/97	(f)	(c)

Barnes and Noble:
Plantation, FL	-		-		3,498,559	-	-	-	(c)		(c)	(c)	1996	05/95		(c)

Best Buy:
Evanston, IL	-		-		3,400,057	-	-	-	(c)		(c)	(c)	1994	02/97		(c)

Borders Books & Music:
Altamonte Springs, FL	-		-		3,267,579	-	-	-	(c)		(c)	(c)	1997	09/97		(c)

Checkers:
Orlando, FL	-		-		286,910	-	-	-	(c)		(c)	(c)	1988	07/92		(c)

CVS:
San Antonio, TX	-		-		783,974	-	-	-	(c)		(c)	(c)	1993	12/93		(c)
Dallas, TX	-		-		638,684	-	-	-	(c)		(c)	(c)	1994	01/94		(c)
Arlington, TX	-		-		636,070	-	-	-	(c)		(c)	(c)	1994	02/94		(c)
Amarillo, TX	-		-		849,071	-	-	-	(c)		(c)	(c)	1994	12/94		(c)
Amarillo, TX	-		-		869,846	-	-	-	(c)		(c)	(c)	1994	12/94		(c)
Amarillo, TX	341,888	(j)	158,851		855,348	-	-	(d)	(d)		(d)	(d)	1994	12/94		(d)
Kissimmee, FL	-		-		933,852	-	-	-	(c)		(c)	(c)	1995	04/95		(c)
Tampa, FL	-		-		1,090,532	-	-	-	(c)		(c)	(c)	1995	12/95		(c)
Alice, TX	346,912	(j)	189,187		804,963	-	-	(d)	(d)		(d)	(d)	1995	06/95		(d)
Lafayette, LA	-		-		949,128	-	-	-	(c)		(c)	(c)	1995	01/96		(c)
Moore, OK	-		-		879,296	-	-	-	(c)		(c)	(c)	1995	01/96		(c)
Irving, TX	-		-		1,228,436	-	-	-	(c)		(c)	(c)	1996	12/96		(c)
Ft. Worth, TX	-		399,592		2,529,969	78,461	-	(d)	(d)		(d)	(d)	1996	12/96		(d)
Williston, FL	-		-		355,757	-	-	-	(c)		(c)	(c)	1995	01/97		(c)
Jasper, FL	-		-		347,474	-	-	-	(c)		(c)	(c)	1994	01/97		(c)
Oklahoma City, OK	-		(l	)	1,365,125	-	-	(l)	(c)		(c)	(c)	1997	06/97		(c)
Oklahoma City, OK	-		(l	)	1,419,093	-	-	(l)	(c)		(c)	(c)	1997	06/97		(c)
Norman, OK	-		-		1,225,477	-	-	-	(c)		(c)	(c)	1997	06/97		(c)
Del City, OK	-		-		1,376,025	-	-	-	(c)		(c)	(c)	1998	05/98		(c)
Arlington, TX	-		-		-	1,416,071	-	-	(c)		(c)	(c)	1998	11/98	(h)	(c)
Haltom City, TX	554,225	(t)	-		2,074,777	-	-	-	(c)		(c)	(c)	1996	09/97		(c)
Ft. Worth, TX	-		-		1,135,067	-	-	-	(c)		(c)	(c)	1996	09/97		(c)

Dave & Buster’s:
Utica, MI	-		-		4,888,743	-	-	-	(c)		(c)	(c)	1998	06/98		(c)

Eckerd:
Millville, NJ	-		-		828,942	-	-	-	(c)		(c)	(c)	1994	03/94		(c)
Atlanta, GA	-		-		668,390	-	-	-	(c)		(c)	(c)	1994	03/94		(c)
Mantua, NJ	-		-		951,795	-	-	-	(c)		(c)	(c)	1994	06/94		(c)
Vineland, NJ	-		-		-	1,901,335	-	-	(c)		(c)	(c)	1999	03/99	(h)	(c)
Glassboro, NJ	-		-		887,497	-	-	-	(c)		(c)	(c)	1994	12/94		(c)
East Point, GA	-		336,610		1,173,529	-	-	(d)	(d)		(d)	(d)	1996	12/96		(d)
Chattanooga, TN	-		-		1,344,240	-	-	-	(c)		(c)	(c)	1997	09/97		(c)
Kennett Square, PA	-		(l	)	-	1,984,435	-	(l)	(c)		(c)	(c)	2000	12/00		(c)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

						Costs Capitalized									Life on Which
						Subsequent to		Gross Amount at Which							Depreciation and
			Initial Cost to Company			Acquisition		Carried at Close of Period (b)			Accumulated				Amortization in
	Encum-				Building,				Building,		Depreciation	Date			Latest Income
	brances				Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date		Statement is
	(k)		Land		Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired		Computed
Arlington, TX	-		-		3,201,489	-	-	-	(c)	(c)	(c)	2002	02/02		(c)

Food 4 Less:
Lemon Grove, CA	-		-		4,068,179	-	-	-	(c)	(c)	(c)	1996	07/95	(f)	(c)
Chula Vista, CA	-		-		4,266,181	-	-	-	(c)	(c)	(c)	1995	11/98		(c)

Food Lion:
Keystone Heights, FL	675,300	(j)	88,604		1,845,988	-	-	(d)	(d)	(d)	(d)	1993	05/93		(d)
Chattanooga, TN	711,242	(j)	336,488		1,701,072	-	-	(d)	(d)	(d)	(d)	1993	10/93		(d)
Lynchburg, VA	-		128,216		1,674,167	-	-	(d)	(d)	(d)	(d)	1994	01/94		(d)
Martinsburg, WV	695,416	(j)	448,648		1,543,573	-	-	(d)	(d)	(d)	(d)	1994	08/94		(d)

Heilig-Meyers:
York, PA	-		279,312		1,109,609	-	-	(d)	(d)	(d)	(d)	1997	11/98		(d)
Marlow Heights, MD	-		415,926		1,397,178	-	-	(d)	(d)	(d)	(d)	1968	11/98		(d)

International House of Pancakes:
Stafford, TX	-		-		571,832	-	-	-	(c)	(c)	(c)	1992	10/93		(c)
Sunset Hills, MO	-		-		736,345	-	-	-	(c)	(c)	(c)	1993	10/93		(c)
Las Vegas, NV	-		-		613,582	-	-	-	(c)	(c)	(c)	1993	12/93		(c)
Ft. Worth, TX	-		-		623,641	-	-	-	(c)	(c)	(c)	1993	12/93		(c)
Arlington, TX	-		-		608,132	-	-	-	(c)	(c)	(c)	1993	12/93		(c)
Matthews, NC	-		-		655,668	-	-	-	(c)	(c)	(c)	1993	12/93		(c)
Phoenix, AZ	-		-		559,307	-	-	-	(c)	(c)	(c)	1993	12/93		(c)

Jared Jewelers:
Aurora, IL	-		(l	)	1,928,871	-	-	(l)	(c)	(c)	(c)	2000	12/01		(c)
Glendale, AZ	-		(l	)	1,599,105	-	-	(l)	(c)	(c)	(c)	1998	12/01		(c)
Oviedo, FL	537,223		(l	)	1,500,145	-	-	(l)	(c)	(c)	(c)	1998	12/01		(c)
Phoenix, AZ	484,886		(l	)	1,241,825	-	-	(l)	(c)	(c)	(c)	1998	12/01		(c)
Toledo, OH	-		(l	)	1,457,625	-	-	(l)	(c)	(c)	(c)	1998	12/01		(c)
Lewisville, TX	305,469		(l	)	1,502,903	-	-	(l)	(c)	(c)	(c)	1998	12/01		(c)

Kash N’ Karry:
Valrico, FL	-		1,234,519		3,255,257	-	-	(d)	(d)	(d)	(d)	1997	06/02		(d)

Levitz:
Tempe, AZ	-		634,444		2,225,991	-	-	(d)	(d)	(d)	(d)	1994	01/95		(d)

Sports Authority:
Dallas, TX	-		-		2,658,976	-	-	-	(c)	(c)	(c)	1994	03/94		(c)

Shop & Save:
Homestead, PA	-		-		2,578,098	-	-	-	(c)	(c)	(c)	1994	02/97		(c)

SuperValu:
Warwick, RI	-		-		2,978,154	-	-	-	(c)	(c)	(c)	1992	02/97		(c)

	$4,652,561		$4,650,396		$106,082,280	$5,380,302	$-	$-	$-	$-	$-

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

				Costs Capitalized								Life on Which
				Subsequent to		Gross Amount at Which						Depreciation and
		Initial Cost to Company		Acquisition		Carried at Close of Period (b)			Accumulated			Amortization in
	Encum-		Building,				Building,		Depreciation	Date		Latest Income
	brances		Improvements and	Improve-	Carrying		Improvements and		and	of Con-	Date	Statement is
	(k)	Land	Leasehold Interests	ments	Costs	Land	Leasehold Interests	Total	Amortization	struction	Acquired	Computed

Real Estate Held for Sale the Company has Invested in:

Courtyard Marriot:
Charlotte, NC	-	4,894,393	-	-	-	4,894,393	-	4,894,393	-	(e)	05/04	(e)

CVS/pharmacy:
Saginaw, TX	-	1,234,885	-	2,244,454	-	1,234,885	2,244,454	3,479,339	-	2004	12/03	(g)
Moore, OK	-	603,181	-	1,735,663	-	603,181	1,735,663	2,338,844	-	2004	02/04	(g)

Olive Garden:
Findlay, OH	-	883,610	-	-	-	883,610	-	883,610	-	(e)	07/04	(g)

PetsMart:
Coral Springs, FL	-	1,690,550	-	-	-	1,690,550	-	1,690,550	-	(e)	06/04	(e)

Pizza Hut:
Turnersville, NJ	-	389,667	-	-	-	389,667	-	389,667	-	(e)	07/04	(g)

Power Center:
Centennial, CO	-	5,453,651	-	8,779,478	-	5,453,651	8,779,478	14,233,129	-	(e)	03/04	(e)
Bismarck, ND	-	1,792,507	-	-	-	1,792,507	-	1,792,507	-	(e)	10/04	(g)
Myrtle Beach, SC	-	4,034,180	-	-	-	4,034,180	-	4,034,180	-	(e)	12/04	(g)

Rite Aid:
Amsterdam, NY	-	77,332	309,470	-	-	77,332	309,470	386,802	-	(e)	09/04	(g)
Poughkeepsie, NY	-	115,720	581,391	-	-	115,720	581,391	697,111	-	(e)	12/04	(g)

Stanford’s:
Englewood, CO	-	716,608	1,497,996	-	-	716,608	1,497,996	2,214,604	-	1995	12/01	(e)

Vacant Land:
Grand Prairie, TX	-	386,807	-	-	-	386,807	-	386,807	-	(e)	12/02	(e)
Midland, MI	-	231,711	-	-	-	231,711	-	231,711	-	(e)	07/03	(e)
Florence, AL	-	1,580,611	-	-	-	1,580,611	-	1,580,611	-	(e)	06/04	(e)

Vacant Property:
Fridley, MN	-	939,073	1,637,329	-	-	939,073	1,637,329	2,576,402	81,650	1983	12/01	40 years

Wachovia Bank:
Sunrise, FL	-	1,530,197	1,020,131	-	-	1,530,197	1,020,131	2,550,328	-	(e)	05/04	(e)

Walgreen’s:
Ennis, TX	-	1,800,730	-	-	-	1,800,730	-	1,800,730	-	(e)	10/04	(g)
Dallas, TX	-	555,519	-	-	-	555,519	-	555,519	-	(e)	12/04	(g)
Long Beach, MS	-	1,364,118	-	-	-	1,364,118	-	1,364,118	-	(e)	12/04	(g)

	$-	$30,275,049	$5,046,317	$12,759,595	$-	$30,275,049	$17,805,912	$48,080,961	81,650

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2004

(a)	Transactions in real estate and accumulated depreciation during 2004, 2003 and 2002, are summarized as follows:

	2004	2003	2002
Land, buildings, and leasehold interests:
Balance at the beginning of year	$982,075,881	$787,893,067	$835,266,183
Acquisitions, completed construction and tenant improvements	240,699,423	278,670,366	71,825,377
Disposition of land, buildings, and leasehold interests	(93,648,782)	(84,487,552)	(115,913,000)
Provision for loss on impairment of real estate	-	-	(3,285,493)

Balance at the close of year	$1,129,126,522	$982,075,881	$787,893,067

Accumulated depreciation and amortization:
Balance at the beginning of year	$49,108,834	$39,488,104	$32,623,991
Disposition of land, buildings, and leasehold interests	(2,118,579)	(1,868,941)	(4,039,258)
Depreciation and amortization expense	14,811,717	11,489,671	10,903,371

Balance at the close of year	$61,801,972	$49,108,834	$39,488,104

(b)	As of December 31, 2004, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2004, the aggregate cost of the properties owned by the Company that under operating leases were $1,148,234,879 and financing leases were $10,710,568.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	The Company owns only the land for this property.

(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(i)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(j)	Property is encumbered as a part of the Company’s $39,450,000 long-term, fixed rate mortgage and security agreement.

(k)	Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(l)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(m)	The leasehold interests are amortized over the life of the respective leases which range from 11.5 and 12.5 years.

(n)	The leasehold interest sites were acquired between August 1999 and August 2001.

(o)	In 2002, this property was contributed down to a wholly-owned subsidiary of the Company at the property’s net book value.

(p)	Property is encumbered as a part of the Company’s $21,000,000 long-term, fixed rate mortgage and security agreement.

(q)	In 2002, this property was owned by a wholly-owned limited liability entity that was dissolved into the Company.

(r)	The tenant of this property has subleased the property. The tenant continue to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

(s)	Property is encumbered as a part of the Company’s $95,000,000 long-term, fixed rate mortgage and security agreement.

(t)	Property is encumbered as a part of the Company’s $12,000,000 long-term, fixed rate mortgage and security agreement.

(u)	Property is encumbered as a part of the Company’s $6,952,000 long-term, fixed rate mortgage and security agreement.

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2004

								Principal
								Amount
								of Loans
					Face	Carrying		Subject to
		Final	Periodic		Amount	Amount		Delinquent
	Interest	Maturity	Payment	Prior	of	of		Principal or
Description	Rate	Date	Terms	Liens	Mortgages	Mortgages(e)		Interest
First mortgages on properties:
National City, CA	11.5%	2009	(b)	-	$2,765,000	$1,197,116		$-
San Jose, CA	11.5%	2009	(b)	-	2,565,000	1,170,795		-
Rockledge, FL	10.0%	2018	(b)	-	400,000	364,819		-
Bonham, TX	10.0%	2013	(b)	-	210,000	-		-
Duncanville, TX	10.0%	2007	(d)	-	690,018	298,519		-
Independence, MO	10.0%	2007	(d)	-	1,068,788	371,221		-
Lawton and Oklahoma City, OK (g)	8.5%	2007	(c)	-	4,399,805	1,528,567		-
Burleson, TX (g)	8.5%	2007	(c)	-	2,355,279	284,023		-
Bellingham, WA	7.2%	2013	(b)	-	2,605,000	2,575,118		-
Indianapolis, IN	10.5%	2004	(b)	-	286,000	-		-
Lodi, CA	8.9%	2004	(b)	-	93,222	-		-
Sonora, CA	8.9%	2005	(b)	-	150,651	9,962		-
Mira Mesa, CA	9.3%	2004	(b)	-	369,447	-		-
Roseville, MN (h)	6.5%	2009	(b)	-	1,894,000	1,883,587		1,883,587
Lake Jackson, TX	7.5%	2008	(b)	-	1,875,000	1,843,831		-

					$21,727,210	$11,527,558	(a)	$1,883,587

(a) The following shows the changes in the carrying amounts of mortgage loans during the years:

	2004	2003	2003
Balance at the beginning of year	$19,773,196	$8,277,867	$12,270,022
New mortgage loans	-	17,122,868	4,344,460	(f)
Deductions during the year:
Collections of principal	(8,245,638)	(5,627,539)	(8,336,615)

Balance at the close of year	$11,527,558	$19,773,196	$8,277,867

(b) Principal and interest is payable at level amounts over the life of the loan.

(c) Interest only payments are due quarterly. Principal is due at maturity.

(d) Interest only payments are due monthly. Principal is due at maturity.

(e) Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2004, 2003 and 2002, were $11,527,558, $13,194,972, and $7,064,659, respectively.

(f) Mortgages totaling $17,122,868 and $4,344,460 were accepted in connection with real estate transactions for the years ended December 31, 2003 and 2002, respectively.

(g) The mortgages are affiliates of certain members of the Company’s board of directors.

(h) In January 2005, the mortgagee became current with all delinquent amounts.

See accompanying report of independent registered public accounting firm.