Form 10-Q
period 2005-03-31
COMMERCIAL NET LEASE REALTY INC
filed 2005-05-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from              to             .

Commission File Number 0-11290

COMMERCIAL NET LEASE REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State of other jurisdiction or incorporation organization)	(I.R.S. Employment Identification No.)

450 South Orange Avenue, Orlando, Florida 32801

(Address of principal executive offices, including zip code)

(407)265-7348

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

52,196,532 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2005.

COMMERCIAL NET LEASE REALTY, INC

and SUBSIDIARIES

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Real estate, investment portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization of $64,308 and $61,297, respectively, and impairment of $1,613	$1,027,096	$1,006,319
Accounted for using the direct financing method	101,606	102,311
Held for sale, net of accumulated depreciation of $448 and $423, respectively, and impairment of $1,403 at March 31	1,650	3,078
Real estate, inventory portfolio, held for sale, net of accumulated depreciation of $81	66,064	58,049
Investments in and other receivables from unconsolidated affiliates	28,199	29,307
Mortgages, notes and accrued interest receivable, net of allowance of $822 and $896, respectively	42,122	45,564
Cash and cash equivalents	3,149	1,947
Receivables, net of allowance of $842 and $924, respectively	4,877	6,636
Accrued rental income, net of allowance of $1,742 and $1,620, respectively	29,020	28,619
Debt costs, net of accumulated amortization of $8,334 and $8,063, respectively	3,655	3,926
Other assets, net of impairment of $587 at March 31	13,700	14,292
Deferred income tax asset	268	—

Total assets	$1,321,406	$1,300,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$33,000	$17,900
Mortgages payable	154,817	157,168
Notes payable, net of unamortized discount of $822 and $847, respectively, and an unamortized interest rate hedge gain of $3,899 and $3,979, respectively	323,077	323,132
Financing lease obligation	26,041	26,041
Accrued interest payable	4,948	4,334
Other liabilities	12,211	11,745
Income tax liability	365	702

Total liabilities	554,459	541,022

Minority interest	1,567	2,028

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding, stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 52,189,533 and 52,077,825 shares issued and outstanding at March 31 and December 31, respectively	522	521
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	727,431	725,337
Accumulated dividends in excess of net earnings	(27,531)	(35,188)
Deferred compensation	(4,582)	(3,212)

Total stockholders’ equity	765,380	756,998

	$1,321,406	$1,300,048

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share)

(unaudited)

	Quarter Ended March 31,
	2005	2004
Revenues:
Rental income from operating leases	$26,573	$23,182
Earned income from direct financing leases	2,681	2,710
Real estate expense reimbursement from tenants	1,657	1,705
Contingent rental income	393	329
Gain (loss) of disposition of real estate, Inventory Portfolio	469	(31)
Interest and other income from real estate transactions	1,308	1,715

	33,081	29,610

Operating expenses:
General and administrative	4,813	5,907
Real estate	2,824	2,916
Depreciation and amortization	4,546	4,052
Impairment	587	—

	12,770	12,875

Earnings from operations	20,311	16,735

Other expenses (revenues):
Interest and other income	(467)	(1,067)
Interest expense	7,866	7,571

	7,399	6,504

Earnings from continuing operations before provision for income taxes, minority interest and equity in earnings of unconsolidated affiliates	12,912	10,231

Provision for income taxes	570	943
Minority interest	15	175
Equity in earnings of unconsolidated affiliates	1,081	1,253

Earnings from continuing operations	14,578	12,602

Earnings from discontinued operations:
Real estate, Investment Portfolio	10,086	1,320
Real estate, Inventory Portfolio, net of provision for income taxes and minority interest	1,340	2,346

	11,426	3,666

Net earnings	26,004	16,268
Series A Preferred Stock dividends	(1,002)	(1,002)
Series B Convertible Preferred Stock dividends	(419)	(419)

Earnings available to common stockholders - basic	24,583	14,847
Series B Convertible Preferred Stock dividends	419	—

Earnings available to common stockholders - diluted	$25,002	$14,847

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED

(dollars in thousands, except per share)

(unaudited)

	Quarter Ended March 31,
	2005	2004
Net earnings per share of common stock:
Basic:
Continuing operations	$0.25	$0.22
Discontinued operations	0.22	0.07

Net earnings	$0.47	$0.29

Diluted:
Continuing operations	$0.25	$0.22
Discontinued operations	0.22	0.07

Net earnings	$0.47	$0.29

Weighted average number of common shares outstanding:
Basic	51,868,166	50,710,904

Diluted	53,539,294	51,051,519

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$26,004	$16,268
Adjustment to reconcile net earnings to net cash provided by operating activities
Stock compensation expense	291	297
Depreciation and amortization	4,586	4,265
Impairment	1,990	—
Amortization of notes payable discount	25	38
Amortization of deferred interest rate hedge gain	(80)	(157)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(1,154)	(1,335)
Minority interests	(462)	4
Gain on disposition of real estate, Investment Portfolio	(9,785)	(426)
Deferred income taxes	(606)	445
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(18,943)	(13,406)
Proceeds from disposition of real estate, Inventory Portfolio	14,624	12,252
Gain on dispositions of real estate, Inventory Portfolio	(2,531)	(3,380)
Decrease in real estate leased to others using the direct financing method	705	649
Decrease (increase) in work in progress	111	(611)
Increase in mortgages, notes and accrued interest receivable	(333)	(544)
Decrease in receivables	2,056	822
Increase in accrued rental income	(400)	(2,125)
Decrease in other assets	621	89
Increase in accrued interest payable	614	1,273
Decrease in other liabilities	(961)	(561)

Net cash provided by operating activities	16,372	13,857

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	31,839	1,824
Additions to real estate, Investment Portfolio, accounted for using the operating method	(45,828)	(15,820)
Distributions received from unconsolidated affiliates	2,275	1,120
Increase in mortgages and notes receivable	(628)	(1,767)
Mortgage and notes payments received	4,353	3,871
Increase in mortgages and other receivables from unconsolidated affiliates	—	(32,500)
Payments received on mortgages and other receivables from unconsolidated affiliates	—	24,800
Business combination, net of cash acquired	—	1,068
Acquisition of 1.3% interest in Services	(829)	—
Payment of lease costs	(246)	(1,009)
Other	(335)	(768)

Net cash used in investing activities	(9,399)	(19,181)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2005	2004
Cash flows from financing activities:
Proceeds from line of credit payable	45,900	51,500
Repayment of line of credit payable	(30,800)	(36,100)
Repayment of mortgages payable	(2,960)	(873)
Payment of debt costs	—	(169)
Proceeds from issuance of common stock	435	5,529
Payment of Series A Preferred Stock dividends	(1,002)	(1,002)
Payment of Series B Convertible Preferred Stock dividends	(419)	(419)
Payment of common stock dividends	(16,925)	(16,001)
Stock issuance costs	—	137

Net cash (used in) provided by financing activities	(5,771)	2,602

Net increase (decrease) in cash and cash equivalents	1,202	(2,722)
Cash and cash equivalents at beginning of period	1,947	5,335

Cash and cash equivalents at end of period	$3,149	$2,613

Supplemental disclosure of cash flow information – interest paid, net of amount capitalized	$7,645	$6,430

Supplemental disclosure of non-cash investing and financing activities:
Issued 92,900 shares of restricted common stock in 2005 pursuant to the Company’s 2000 Performance Incentive Plan	$1,753	$—

Surrender of 5,850 shares of restricted common stock	$93	$—

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec Net Lease Realty, Inc.	$—	$4

Disposition of real estate and transfer of related mortgage payable	$406	$—

Note and mortgage notes accepted in connection with real estate transactions	$1,015	$6,952

Issued 953,551 shares of common stock in exchange for partnership interest	$—	$17,449

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

(unaudited)

1.	Organization and Summary of Significant Accounting Practices:

Organization and Nature of Business – Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”), Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling interest in Services. James M. Seneff, Jr., a director of the Company, Kevin B. Habicht, an officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, collectively owned the remaining 1.3 percent interest, which is 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent voting interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company’s operations are divided into two primary business segments: real estate investment assets, including structured finance investments, and inventory real estate assets. The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquired, owns, invests in, manages and develops primarily single-tenant retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of March 31, 2005, the Company owned 379 Investment Properties, with aggregate gross leasable area of 8,465,000 square feet, located in 38 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. In addition to the Investment Properties, as of March 31, 2005, the Company had $25,455,000 in structured finance investments. The inventory real estate assets are operated through Services. Services, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or Inventory Portfolio”). As of March 31, 2005, Services owned 25 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts as of December 31, 2004, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2004.

Principles of Consolidation – The Company’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated. The Company applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by the Company due to the significance of rights held by other parties.

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of March 31, 2005, is $6,128,000. As of March 31, 2005, CNL Plaza, Ltd. had total assets and liabilities of $58,922,000 and $62,364,000, respectively.

A wholly owned subsidiary of Services, CNLRS Equity Ventures, Inc. (“Equity Ventures”), develops real estate through various joint venture development affiliate agreements. Equity Ventures consolidates the joint venture development entities, eliminating significant intercompany balances and transactions and recording a minority interest for its other partners’ ownership percentage.

The following table summarizes the investment entered into during the quarter ended March 31, 2005:

Date of Agreement	Entity Name	Agreement Type	Equity Ventures’ Ownership %
March 2005	CNLRS RGI Bloomingdale Exchange LLC	Limited Liability Company	50%

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 3). The Company exercises influence over these unconsolidated affiliates, but does not control them.

Investment Portfolio Intangible Assets – In connection with real estate acquisitions, a value is assigned to intangible assets: the difference between contractual rent and market value rent and value assigned to in-place leases. Deferred revenue or deferred assets recorded in connection with the difference between contractual rent and market rent value for acquired properties are amortized into rental revenue over the life of the leases. The value assigned to in-place leases is amortized over the life of the leases. For the quarter ended March 31, 2005, the Company recorded an impairment of intangible assets of $587,000. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or circumstances that may occur include real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the present value of future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the intangible asset exceeds the fair value of the asset.

Other Comprehensive Income – Total comprehensive income was $14,040,000 for the quarter ended March 31, 2004. Comprehensive income consists of net earnings and changes in fair value of the forward-starting interest rate swaps. At March 31, 2004, the Company reported $2,228,000 other comprehensive loss which represents the changes in fair value for the forward-starting interest rate swaps with a notional amount of $94,000,000 outstanding.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation and the denominator of the diluted net earnings per common share computation for each of the quarters ended March 31:

	2005	2004
Weighted average number of common shares outstanding	52,118,341	50,710,904
Restricted common stock	(250,175)	—

Weighted average number of common shares outstanding used in basic earnings per share	51,868,166	50,710,904

Weighted average number of common shares outstanding	52,118,341	50,710,904
Effect of dilutive securities:
Common stock options	126,957	340,615
Assumed conversion of Series B Convertible Preferred Stock to common stock	1,293,996	—

Weighted average number of common shares outstanding used in diluted earnings per share	53,539,294	51,051,519

Stock-Based Compensation – Effective January 1, 2003, the Company accounted for the stock-based compensation plan under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123R, is effective for the annual reporting period beginning after June 15, 2005. This revision to the statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method of accounting that was provided in Statement 123 as originally issued. An enterprise will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2005	2004
Net earnings available to common stockholders – basic, as reported:	$24,583	$14,847
Add: stock-based employee compensation expense included in reported net earnings	1	5
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(3)	(17)

Pro forma net earnings available to common stockholders – basic	$24,581	$14,835

Net earnings available to common stockholders – diluted, as reported:	$25,002	$14,847
Add: stock-based employee compensation expense included in reported net earnings	1	5
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(3)	(17)

Pro forma net earnings available to common stockholders – diluted	$25,000	$14,835

Earnings available to common stockholders per common share as reported:
Basic	$0.47	$0.29

Diluted	$0.47	$0.29

Pro forma earnings available to common stockholders per common share:
Basic	$0.47	$0.29

Diluted	$0.47	$0.29

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. Notwithstanding the Company’s qualification for taxation as a real estate investment trust, the Company is subject to certain state taxes on its income and real estate.

Effective January 1, 2001, Commercial Net Lease Realty, Inc. elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within Services are subject to federal and state income taxes (See “Real Estate – Inventory Portfolio”). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to Services.

Income taxes are accounted for under the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Real Estate – Inventory Portfolio:

As of March 31, 2005, Services owned 25 properties: 11 completed inventory, nine under construction and five land parcels. As of December 31, 2004, Services owned 21 properties: 10 complete inventory, seven under construction and four land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Inventory:
Land	$8,760	$16,449
Building	14,881	17,660
Accumulated depreciation	(81)	(81)

	23,560	34,028
Under construction:
Land	26,885	13,826
Work in process	15,619	10,195

	42,504	24,021

	$66,064	$58,049

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of inventory properties included in continuing and discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2005		2004
	# of Properties	Gain	# of Properties	Gain (Loss)
Continuing operations		$469		$(31)
Minority interest		—		18

Total continuing operations	1	469	2	(13)

Discontinued operations
Gain		2,009		3,301
Intersegment eliminations		53		110

Total discontinued operations	4	2,062	3	3,411

	5	$2,531	5	$3,398

3.	Investments in Unconsolidated Affiliates:

The Company has entered into five limited liability company (“LLC”) agreements (collectively, “CCMH LLCs”) with Orange Avenue Mortgage Investments, Inc. (“OAMI”), formerly known as CNL Commercial Finance, Inc. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. The Company holds a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounts for its investment under the equity method of accounting.

During the quarters ended March 31, 2005 and 2004, the Company received $2,275,000 and $1,120,000, respectively, in distributions from the CCMH LLCs. For the quarters ended March 31, 2005 and 2004, the Company recognized $1,125,000 and $1,291,000 of earnings, respectively, from the CCMH LLCs. In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, both members of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $6,458,000, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in May 2005. The fair value of the Company’s guarantee is $73,000. During the quarter ended March 31, 2005 and 2004, the Company did not receive distributions from Plaza. For the quarters ended March 31, 2005 and 2004, the Company recognized a loss from Plaza of $30,000 and $46,000, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, other affiliates of James M. Seneff, Jr. also lease office space from Plaza. The Company and other affiliates lease an aggregate of 64 percent of the 346,000 square foot office building. During the quarters ended March 31, 2005 and 2004, the Company incurred rental expenses in connection with the lease of $257,000 and $254,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the quarters ended March 31, 2005 and 2004, the Company earned $85,000, and $86,000, respectively, in rental and accrued rental income from these affiliates. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

4.	Notes Receivable:

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

As of March 31, 2005, the structured finance investments bear a weighted average interest rate of 13.6% per annum, of which 11.5% is payable monthly and the remaining 2.1% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January 2007 and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of March 31, 2005 and December 31, 2004, the outstanding receivable balance of the structured finance investments was $25,455,000 and $29,390,000, respectively.

5.	Income Taxes:

For income tax purposes, the Company has one TRS, Services, in which certain real estate activities are conducted. Services treats depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between Services’ effective tax rates for the quarters ended March 31, 2005 and 2004, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax liability consist of the following (dollars in thousands):

	March 31, 2005	December 31, 2004
Temporary differences:
Depreciation	$(261)	$(211)
Stock based compensation	(31)	59
Equity investments	123	56
Other	(12)	(96)

Net deferred income tax (liability)	$(181)	$(192)
Current income taxes asset (payable)	84	(510)

Income tax (liability)	$(97)	$(702)

The income tax (expense) benefit consists of the following for the quarters ended March 31 (dollars in thousands):

	2005	2004
Net earnings of Services before income taxes	$632	$992
Provision for income taxes:
Current:
Federal	(163)	—
State and local	(31)	—
Deferred:
Federal	(48)	(414)
State and local	(8)	(78)

Total provision for income taxes	(250)	(492)

Total Services’ net earnings	$382	$500

6.	Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of March 31, 2005, as discontinued operations. The following is a summary of the earnings from discontinued operations from the real estate investment portfolio for each of the quarters ended March 31 (dollars in thousands):

	2005	2004
Revenues:
Rental income from operating leases	$1,751	$1,061
Earned income from direct financing leases	—	65
Real estate expense reimbursement from tenants	—	2
Interest and other income from real estate transactions	50	105

	1,801	1,233

Expenses:
General and administrative	—	3
Real estate	48	61
Depreciation and amortization	28	213
Impairment	1,403	—
Interest expense	21	62

	1,500	339

Earnings before gain on disposition of real estate	301	894

Gain on disposition of real estate	9,785	426

Earnings from discontinued operations	$10,086	$1,320

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $1,403,000 impairment on its Investment Portfolio during the quarter ended March 31, 2005.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues, and (ii) the Inventory Properties that were held for sale as of March 31, 2005, as discontinued operations. The following is a summary of the earnings from discontinued operations from real estate held for sale for each of the quarters ended March 31 (dollars in thousands):

	2005	2004
Revenues:
Rental income from operating leases	$347	$517
Real estate expense reimbursement from tenants	31	33
Gain on disposition of real estate held for sale	2,062	3,411
Interest and other income from real estate transactions	126	81

	2,566	4,042

Operating expenses:
General and administrative	9	2
Real estate	98	36
Depreciation and amortization	11	—
Interest expense	268	98

	386	136

Earnings before provision for income taxes and minority interest	2,180	3,906

Provision for income taxes	(820)	(1,435)
Minority interest	(20)	(125)

Earnings from discontinued operations	$1,340	$2,346

7.	Performance Incentive Plan:

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

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants for the quarter ended March 31, 2005:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers:
March 2005	92,900	1/5	5	January 1, 2010

During the quarter ended March 31, 2005, the Company cancelled 5,850 shares of restricted stock. Compensation expense for the restricted stock is determined based upon fair value at the date of grant and is recognized as the greater of the amount amortized over a straight-line basis or the amount vested over the vesting periods.

8.	Related Party Transactions:

For additional related party disclosures see Note 3.

A wholly owned subsidiary of Services has an option in which James M. Seneff, Jr., a director of the Company, and Kevin B. Habicht, a director and officer of the Company, own a majority equity interest, to purchase up to approximately 79 percent of all the common shares of OAMI, formerly know as CNL Commercial Finance, Inc., equal to the purchase price paid by the affiliate for such common stock. The option expires on December 31, 2010.

In September 2000, a wholly owned subsidiary of Services entered into a line of credit agreement, as amended in September 2004, for $35,000,000, with OAMI. Interest was payable monthly and the principal balance was due in full upon termination of the line of credit. In December 2004, the credit agreement was terminated. During the quarter ended March 31, 2004, the Company recognized $289,000, respectively of interest and fee income related to the line of credit.

An affiliate of James M. Seneff, Jr., a director of the Company, provides certain administrative, tax and technology services to the Company. In connection therewith, the Company incurred $106,000 and $304,000 in fees relating to these services during the quarters ended March 31, 2005 and 2004, respectively.

During the quarter ended March 31, 2005, the Company provided disposition and development services to an affiliate of James M. Seneff Jr. and Robert A. Bourne, each a member of the Company’s board of directors. In connection therewith, the Company received an aggregate of $127,000 in fees.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of James M. Seneff, Jr. and Robert A. Bourne, each members of the Company’s board of directors. The mortgage loans bear interest at a weighted average of 8.9%, per annum with interest payable monthly or quarterly. As of March 31, 2005 and December 31, 2004, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest receivable on the balance sheet, was $2,397,000 and $2,482,000, respectively. In connection therewith, the Company recorded $53,000 and $64,000 as interest and other income from real estate transactions during the quarters ended March 31, 2005 and 2004, respectively.

In March 2005, James M. Seneff, Jr. and Robert A. Bourne informed the Company that they will retire from the Board of Directors, effective as of the next annual meeting scheduled for June 1, 2005.

The Company held a 98.7 percent, non-controlling interest in Services. In January 2005, the Company entered into a purchase agreement with James M. Seneff, Jr., a director of the Company, Kevin B. Habicht, an officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, (collectively, the “Investors”), which provided that the Company would acquire their collective 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective, January 1, 2005, the Company acquired the remaining interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company paid the Investors $870,000 cash for the 1.3 percent voting interest, as determined by a third-party valuation. The Company allocated the difference between the purchase price, including transaction costs, and the book value of the 1.3 percent interest to the fair market value of the assets and liabilities acquired. The fair value of the assets and liabilities was determined by the third-party valuation, and the excess purchase price was allocated to the acquired assets on a pro rata basis, in accordance with the third-party valuation report.

9.	Segment Information:

The Company has identified two primary financial segments: (i) Investment Portfolio and (ii) Inventory Portfolio. The following table represents the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended March 31 (dollars in thousands):

	Investment Portfolio	Inventory Portfolio	Eliminations (Intercompany)	Condensed Consolidated Totals
2005
External revenues	$34,607	$3,308	$—	$37,915
Intersegment revenues	$481	$—	$(481)	$—
Earnings from continuing operations	$15,536	$(958)	$—	$14,578
Net earnings	$25,622	$382	$—	$26,004
Total assets	$1,315,099	$77,659	$(71,352)	$1,321,406

2004
External revenues	$31,549	$4,403	$—	$35,952
Intersegment revenues	$677	$—	$(677)	$—
Earnings from continuing operations	$14,948	$(1,845)	$(501)	$12,602
Net earnings	$16,268	$501	$(501)	$16,268
Total assets	$1,261,399	$89,934	$(84,303)	$1,267,030

10.	Subsequent Events:

In May 2005, the Company exercised its option to acquire 79 percent of the common shares of OAMI for $9,379,000. OAMI owns seven commercial real estate loan securitization residual interests from loan securitizations originated and securitized by OAMI. These residual interests are primarily held in six limited liability companies, five of which the Company held an equity interest at March 31, 2005 discussed in Note 3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” The terms “Registrant” or “Company” refer to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified real estate investment trust (“REIT”) subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”) Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”).

Although management believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following:

•	the ability of tenants to make payments under their respective leases, including the Company’s reliance on certain major tenants and the ability of the Company to re-lease properties that are currently vacant or that become vacant;

•	the ability of the Company to locate suitable tenants for its properties;

•	changes in real estate market conditions;

•	the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments);

•	the ability to sell properties at an attractive price;

•	the ability of borrowers to make payments of principal and interest under structured finance investments made by the Company to such borrowers;

•	the ability of the Company to gain access to the underlying collateral for any structured finance investments made by the Company to borrowers;

•	the ability of the Company to repay debt financing obligations;

•	the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company;

•	continued availability of proceeds from the Company’s debt or equity capital;

•	the availability of other debt and equity financing alternatives;

•	market conditions affecting the Company’s equity capital;

•	changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future;

•	the ability of the Company to be in compliance with certain debt covenants;

•	the loss of any member of the Company’s management team;

•	the ability of the Company to successfully implement its selective acquisition strategy or to fully realize the anticipated benefits of renovation or development projects;

•	the ability of the Company to integrate office properties into existing operations that historically have been primarily focused on retail properties;

•	the ability of the Company to integrate acquired properties and operations into existing operations;

•	the ability of the Company to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	changes in general economic conditions;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences; and

•	the ability of the Company to qualify as a real estate investment trust for federal income tax purposes.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

Overview

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated REIT formed in 1984. The Company’s operations are divided into two primary business segments: real estate investment assets, including structured finance investments, and inventory real estate assets. The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily single-tenant retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of March 31, 2005, the Company owned 379 Investment Properties, with an aggregate gross leasable area of 8,465,000 square feet, located in 38 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. In addition to the Investment Properties, as of March 31, 2005, the Company had $25,455,000 in structured finance investments. The inventory real estate assets are operated through Services. Services, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). As of March 31, 2005, Services owned 25 Inventory Properties.

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company include items such as, the composition of the Company’s Investment Portfolio and structured finance investments (such as tenant, geographic and industry classification diversification), the occupancy rate of the Company’s Investment Portfolio, certain financial performance ratios and profitability measures, industry trends and performance compared to that of the Company, and returns the Company receives on its invested capital.

Liquidity

General. Historically, the Company’s demand for funds has been primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions, structured finance investments, capital expenditures and development, either directly or through investment interests, (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

Contractual Obligations and Commercial Commitments. The Company’s contractual obligations and commercial commitments outstanding as of March 31, 2005, have not materially changed since December 31, 2004, and therefore, the principal cash flows and expected maturity dates are consistent with December 31, 2004. Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financings.

In connection with its acquisition of two office buildings and a related parking garage located in the Washington, D.C., metropolitan area (“DC Office Properties”) in August 2003, the Company has agreed to fund $27,322,000 for building and tenant improvements, of which $24,116,000 had been funded as of March 31, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility; funding is anticipated to be substantially complete by June 30, 2005.

In connection with the development of nine Inventory Properties by Services, the Company has agreed to fund construction commitments of $31,212,000, of which $18,907,000 has been funded as of March 31, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

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

Many of the Investment Properties are recently constructed and are generally net leased. Consequently, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Investment Properties, including the DC Office Properties, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of March 31, 2005, the Company owns 10 vacant, unleased Investment Properties, which account for approximately 2.6 percent of the total gross leasable area of the Company’s Investment Portfolio. Additionally, 3.0 percent of the total gross leasable area of the Company’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company.

Dividends. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income tax on income that it distributes to its stockholders, providing it distributes at least 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2005 and 2004, the Company declared and paid dividends to its common stockholders of $16,925,000 and $16,001,000, respectively, or $0.325 and $0.320 per share, respectively, of common stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For each of the quarters ended March 31, 2005 and 2004, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $1,002,000 or $0.5625 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For each of the quarters ended March 31, 2005 and 2004, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $419,000, or $41.875 per share of stock.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the quarters ended March 31, 2005 and 2004, the Company generated $16,372,000 and $13,857,000, respectively, of net cash from operating activities. The change in cash provided by operations for the quarters ended March 31, 2005 and 2004, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail and office properties, either directly or through investment interests and structured finance investments. As of March 31, 2005, there were no material changes in the Company’s indebtedness.

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

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants subsequent to December 31, 2004:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers:
March 2005	92,900	1/5	5	January 1, 2010
April 2005	7,000	1/7	7	January 1, 2012

Total issued	99,900

During the quarter ended March 31, 2005, the Company cancelled 5,850 shares of restricted stock.

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

As of March 31, 2005, the structured finance investments bear a weighted average interest rate of 13.6% per annum, of which 11.5% is payable monthly and the remaining 2.1% accrues and is due at maturity.

The principal balance of each structured finance investment is due in full at maturity, which range between January 2007 and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of March 31, 2005 and December 31, 2004, the outstanding receivable balance of the structured finance investments was $25,455,000 and $29,390,000, respectively.

Equity Investment. In May 2005, the Company exercised its option to acquire 79 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”), formerly known as CNL Commercial Finance, Inc. for $9,379,000. OAMI owns seven commercial real estate loan securitization residual interests from loan securitizations originated and securitized by OAMI. These residual interests are primarily held in six limited liability companies, five of which the Company held an equity interest at March 31, 2005.

Anticipated Merger. In January 2005, the Company entered into an agreement with National Properties Corporation (“NAPE”), which provided that NAPE would merge with and into a subsidiary of the Company. At the time of the merger agreement, NAPE owned 43 properties located in 12 states which were leased to 17 tenants. If the acquisition is consummated, the Company will issue approximately 1,637,000 shares of common stock to holders of NAPE common stock and assume approximately $31,400,000 of debt. Total consideration for the merger transaction is estimated to be approximately $61,000,000. Completion of the merger is subject to customary closing conditions, including the approval of the holders of a majority of the outstanding shares of NAPE common stock. The Company has entered into a shareholders’ agreement with the holders of approximately 53 percent of the outstanding NAPE common stock whereby these holders have agreed to vote in favor of the merger. However, the Company may terminate the merger agreement if a majority of the NAPE shareholders who are not bound by the shareholders’ agreement do not approve the merger. The merger does not require approval by the Company’s shareholders. The Company anticipates that the merger will be completed not later than the second quarter of 2005.

Results of Operations

Property Analysis – Investment Portfolio

General. As of March 31, 2005, the Company owned 379 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, United Rentals and the United States of America. Approximately 97 percent of the gross leasable area of the Company’s portfolio of Investment Properties was leased at March 31, 2005. The following table summarizes the Company’s portfolio of Investment Properties:

	March 31, 2005	December 31, 2004	March 31, 2004
Investment Properties Owned:
Number	379	362	348
Total gross leasable area (square feet)	8,465,000	8,542,000	8,026,000
Investment Properties Leased:
Number	369	351	337
Total gross leasable area (square feet)	8,250,000	8,322,000	7,761,000
Percent of total gross leasable area	97%	97%	97%
Weighted average remaining lease term (years)	11	10	11

The Company regularly evaluates its (i) Investment Portfolio, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may decide to acquire or dispose of a given property or portfolio of properties.

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions for each of the quarters ended March 31:

	2005	2004
Acquisitions:
Number of Investment Properties	21	2
Gross leasable area (square feet)	266,000	159,000

Tenant improvements
Number of Investment Properties	—	1

Total dollars invested	$46,993,000	$23,503,000

Property Dispositions. The Company typically uses property sales proceeds to either (i) pay down the outstanding indebtedness of the Company’s credit facility or (ii) reinvest in real estate. The following table summarizes the properties held for investment sold by the Company for each of the quarters ended March 31:

	2005	2004
Number of properties	4	1
Gross leasable area	335,000	6,000
Net sales proceeds	$31,833,000	$1,824,000
Net gain	$9,785,000	$426,000

During the quarter ended March 31, 2004, the Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s credit facility. During the quarter ended March 31, 2005, the Company used the proceeds from the dispositions to reinvest in real estate.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified all Investment Properties sold and the leasehold interest that expired, subsequent to December 31, 2001, as discontinued operations.

Property Analysis – Inventory Portfolio

General. The Company’s real estate held for sale is operated through Services, which directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. The following summarizes the Company’s Inventory Portfolio:

	March 31, 2005	December 31, 2004	March 31, 2004
Number of Inventory Properties held for sale:
Completed Inventory Properties	11	10	5
Properties under construction	9	7	10
Land parcels	5	4	—

Total	25	21	15

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings. The following table summarizes the Inventory Property acquisitions for the quarters ended March 31:

	2005	2004
Acquisitions:
Number of properties	9	5
Dollars invested	$14,547,000	$11,528,000
Construction:
Dollars invested	$6,038,000	$5,066,000
Total dollars invested	$20,585,000	$16,594,000

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of Inventory Properties included in continuing and discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2005		2004
	# of Properties	Gain	# of Properties	Gain (Loss)
Continuing operations		$469		$(31)
Minority interest		—		18

Total continuing operations	1	469	2	(13)
Discontinued operations
Gain		2,009		3,301
Intersegment eliminations		53		110

Total discontinued operations	4	2,062	3	3,411

	5	$2,531	5	$3,398

During the quarters ended March 31, 2005 and 2004, the Company used the proceeds from the sale of the Inventory Properties to pay down the outstanding indebtedness of the Company’s credit facility.

Analysis of Revenue From Continuing Operations

General. During the quarter ended March 31, 2005, the Company’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes the Company’s revenues from continuing operations for the quarters ended March 31 (dollars in thousands):

	2005		2004
		Percent of Total		Percent of Total
Rental income(1)	$29,647	89.6%	$26,221	88.5%
Real estate expense reimbursement from tenants	1,657	5.0%	1,705	5.7%
Gain (loss) on disposition of real estate, Inventory Portfolio	469	1.4%	(31)	—
Interest and other income from real estate transactions	1,308	4.0%	1,715	5.8%

Total revenue from continuing operations	$33,081	100.0%	$29,610	100.0%

(1)	Includes rental income from operating leases and earned income from direct financing leases from continuing operations (“Rental Income”).

Revenue From Operations Analysis by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Portfolio and (ii) earnings from the Company’s Inventory Portfolio. Breaking down revenues into the Company’s two primary operating segments of revenue shows that revenues are historically consistent. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table summarizes the revenues from continuing operations for the quarters ended March 31 (dollars in thousands):

	2005		2004
		Percent of Total		Percent of Total
Investment Portfolio	$32,399	97.9%	$29,666	100.2%
Inventory Portfolio	682	2.1%	(56)	(0.2)%

Total revenue from continuing operations	$33,081	100.0%	$29,610	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Comparison of the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004. Rental Income increased 13.1 percent for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, primarily due to the addition of an aggregate gross leasable area of 216,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of 21 Investment Properties during the quarter ended March 31, 2005, and the addition of 36 Investment Properties with an aggregate gross leasable area of 825,000, during the year ended December 31, 2004. However, this increase is partially offset by the investment property dispositions since March 31, 2004.

The gain on disposition of Inventory Properties included in continuing operations increased $500,000 for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004, primarily due to the increase in gross margin on sales of Inventory Properties. During the quarter ended March 31, 2005, the Company disposed of one inventory property and recognized a gain of $469,000 compared to two Inventory Properties for a $31,000 loss for the quarter ended March 31, 2004.

Interest and other income from real estate transactions decreased 23.7 percent for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004, primarily due to the 33.8 percent decrease in interest earned on the structured finance investments. The outstanding principal balance of the structured finance investments as of March 31, 2005 and 2004, was $25,455,000 and $45,200,000, respectively. However, the decrease was partially offset by the $127,000 of fee income received in connection with the disposition and development services the Company provided to an affiliate of James M. Seneff, Jr. and Robert A. Bourne, each a member of the Company’s board of directors.

Expense Analysis

General. During the quarter ended March 31, 2005, operating expenses decreased as a percentage of total revenues from continuing operations by 4.9 percent compared to the quarter ended March 31, 2004. The following summarizes the Company’s expenses for the quarters ended March 31 (dollars in thousands):

	2005		2004
		Percent of Total		Percent of Total
General and administrative	$4,813	37.7%	$5,907	45.9%
Real estate	2,824	22.1%	2,916	22.6%
Depreciation and amortization	4,546	35.6%	4,052	31.5%
Impairment	587	4.6%	—	—

Total operating expenses from continuing operations	$12,770	100.0%	$12,875	100.0%

General and administrative expenses decreased 18.5 percent for the quarter ended March 31, 2005, and decreased as a percentage of total revenues by 5.4 percent to 14.5 percent. General and administrative expenses decreased for the quarter ended March 31, 2005, primarily as a result of (i) decreases in expenses related to personnel, (ii) decreases in expenses related to professional services provided to the Company, (iii) decreases in pursuit costs, and (iv) an increase in expenses capitalized to Inventory Properties under construction.

Depreciation and amortization expense increased 12.2 percent for the quarter ended March 31, 2005, but remained at 13.7 percent of total revenues for each of the quarters ended March 31, 2005 and 2004. The increase in depreciation and amortization expense for the quarter ended March 31, 2005, is primarily attributable to the depreciation on the 21 Investment Properties with an aggregate gross leasable area of 216,000 square feet acquired during the quarter ended March 31, 2005, and the 36 Investment Properties with an aggregate gross leasable area of 825,000 square feet acquired during the year ended December 31, 2004. The increase is also attributable to the tenant improvements completed on four Investment Properties during the year ended December 31, 2004. The increase is partially offset by a decrease in the amortization of debt costs and the decrease in depreciation resulting from the disposition of four Investment Properties during the quarter ended March 31, 2005, and 20 Investment Properties during the year ended December 31, 2004.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, the Company calculates a possible impairment by comparing the present value of future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. After such review, the Company recognized an impairment of assets of $587,000 during the quarter ended March 31, 2005.

Analysis of Other Expenses and Revenues

General. During the quarter ended March 31, 2005, interest expense increased as a result of increased borrowing levels in connection the acquisition of additional properties but remained generally proportionate to the Company’s total revenues and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations for the quarters ended March 31 (dollars in thousands):

	2005		2004
		Percent of Total		Percent of Total
Interest and other income	$(467)	(6.3)%	$(1,067)	(16.4)%
Interest expense	7,866	106.3%	7,571	116.4%

Total other expenses (revenues) from continuing operations	$7,399	100.0%	$6,504	100.0%

In general, other expenses (revenues) increased 13.8 percent for the quarter ended March 31, 2005 from the quarter ended March 31, 2004, but remained relatively proportionate as a percentage of total revenues for the quarter ended March 31, 2005 of approximately 22.4 percent.

Interest expense increased 3.9 percent for the quarter ended March 31, 2005, but decreased as a percentage of total revenues by 1.8 percent to 23.8 percent for the quarter ended March 31, 2005. The increase in interest expense for the quarter ended March 31, 2005 was primarily attributable to an increase to $475,433,000 in the average long-term fixed rate debt outstanding as of March 31, 2005. Additionally, the increase is attributable to the $26,041,000 financing lease obligation entered into in July 2004. However, the increase in interest expense was partially offset by a decrease to $19,000,000 in the average short-term variable debt outstanding as of March 31, 2005.

Unconsolidated Affiliates

During the quarters ended March 31, 2005 and 2004, the Company recognized equity in earnings of unconsolidated affiliates of $1,081,000 and $1,253,000, respectively. The decrease in equity in earnings of unconsolidated affiliates was primarily attributable to a decrease in the income earned on investments in mortgage loans as a result of loan amortization.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Portfolio and (ii) Inventory Portfolio. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and expired leasehold interests subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related any Investment Property that was held for sale at March 31, 2005. The Company also classified the revenues and expenses of its Inventory Properties that were sold and generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale as of March 31, 2005. The following table summarizes the earnings from discontinued operations for the quarters ended March 31 (dollars in thousands):

	2005			2004
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	4	$9,785	$10,086	1	$426	$1,320
Inventory Portfolio	4	2,062	1,340	3	3,411	2,346

	8	$11,847	$11,426	4	$3,837	$3,666

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Generally, the Company makes a provision for impairment loss if estimated future operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $1,403,000 impairment on its Investment Portfolio during the quarter ended March 31, 2005.

The Company occasionally sells Investment Properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	Separation Agreement and General Release, dated as of April 23, 2004, by and between Gary M. Ralston and the Registrant, as amended (filed as Exhibit 10.8 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.8	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

10.9	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.10	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 5th day of May, 2005.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chief Executive Officer and President

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	Separation Agreement and General Release, dated as of April 23, 2004, by and between Gary M. Ralston and the Registrant, as amended (filed as Exhibit 10.8 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.8	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

10.9	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.10	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).