Form 10-Q
period 2005-06-30
COMMERCIAL NET LEASE REALTY INC
filed 2005-08-09
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

450 South Orange Avenue, Suite 900, Orlando, Florida 32801

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

53,877,844 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2005.

COMMERCIAL NET LEASE REALTY, INC

and SUBSIDIARIES

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization and impairment	$1,100,529	$1,006,319
Accounted for using the direct financing method	100,881	102,311
Held for sale, net of accumulated depreciation of $448 and $423, respectively, and impairment of $1,978 at June 30	3,250	3,078
Real estate, Inventory Portfolio, held for sale, net of accumulated depreciation	71,070	58,049
Mortgages, notes and accrued interest receivable, net of allowance of $757 and $896, respectively	46,294	45,564
Investments in unconsolidated mortgage residual interests	—	29,672
Mortgage residual interests	75,131	—
Cash and cash equivalents	9,346	1,947
Restricted cash	23,751	—
Receivables, net of allowance of $534 and $924, respectively	16,290	6,636
Accrued rental income, net of allowance of $1,917 and $1,620, respectively	29,594	28,619
Debt costs, net of accumulated amortization of $8,640 and $8,063, respectively	3,933	3,926
Other assets, net of impairment of $1,328 at June 30	21,300	13,927

Total assets	$1,501,369	$1,300,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$76,200	$17,900
Mortgages payable	153,846	157,168
Notes payable – secured	30,000	—
Notes payable, net of unamortized discount of $797 and $847, respectively, and an unamortized interest rate hedge gain of $3,819 and $3,979, respectively	343,822	323,132
Financing lease obligation	26,041	26,041
Accrued interest payable	4,368	4,334
Other liabilities	23,523	11,745
Income tax liability	25,251	702

Total liabilities	683,051	541,022

Minority interest	9,035	2,028

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding, stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 53,882,501 and 52,077,825 shares issued and outstanding at June 30 and December 31, respectively	539	521
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	759,500	725,337
Accumulated dividends in excess of net earnings	(17,222)	(35,188)
Other comprehensive income	1,254	—
Deferred compensation	(4,328)	(3,212)

Total stockholders’ equity	809,283	756,998

	$1,501,369	$1,300,048

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income from operating leases	$27,855	$24,869	$54,325	$48,183
Earned income from direct financing leases	2,662	2,734	5,343	5,445
Real estate expense reimbursement from tenants	1,380	1,290	3,038	2,995
Contingent rental income	57	91	450	419
Gain on disposition of real estate, Inventory Portfolio	378	1,744	846	1,713
Interest income from real estate transactions	2,124	1,819	3,433	3,534
Interest income on mortgage residual interests	1,922	—	1,922	—

	36,378	32,547	69,357	62,289

Operating expenses:
General and administrative	5,797	5,395	10,619	11,301
Real estate	2,663	3,151	5,521	6,057
Depreciation and amortization	4,817	4,077	9,359	8,110
Transition costs	—	3,200	—	3,200
Impairments	741	—	1,328	—

	14,018	15,823	26,827	28,668

Earnings from operations	22,360	16,724	42,530	33,621

Other expenses (revenues):
Interest and other income	(309)	(752)	(776)	(1,819)
Interest expense	8,808	7,858	16,673	15,429

	8,499	7,106	15,897	13,610

Earnings from continuing operations before provision for income taxes, minority interest and equity in earnings of unconsolidated affiliates	13,861	9,618	26,633	20,011

Income tax benefit	341	362	970	1,277
Minority interest	1	167	16	344
Equity in earnings of unconsolidated affiliates	100	1,286	1,180	2,539

Earnings from continuing operations	14,303	11,433	28,799	24,171

Earnings from discontinued operations:
Real estate, Investment Portfolio	699	1,113	10,770	2,343
Real estate, Inventory Portfolio, net of income tax expense and minority interest	1,886	189	3,323	2,489

	2,585	1,302	14,093	4,832

Earnings before extraordinary gain	16,888	12,735	42,892	29,003

Extraordinary gain, net of income tax expense (see Note 12)	11,805	—	11,805	—

Net earnings	28,693	12,735	54,697	29,003
Series A Preferred Stock dividends	(1,002)	(1,002)	(2,004)	(2,004)
Series B Convertible Preferred Stock dividends	(419)	(419)	(838)	(838)

Earnings available to common stockholders – basic	27,272	11,314	51,855	26,161
Series B Convertible Preferred Stock dividends	419	—	838	—

Earnings available to common stockholders – diluted	$27,691	$11,314	$52,693	$26,161

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings per share of common stock:
Basic:
Continuing operations	$0.25	$0.19	$0.50	$0.42
Discontinued operations	0.05	0.03	0.27	0.09
Extraordinary gain	0.22	—	0.23	—

Net earnings	$0.52	$0.22	$1.00	$0.51

Diluted:
Continuing operations	$0.24	$0.19	$0.50	$0.42
Discontinued operations	0.05	0.03	0.26	0.09
Extraordinary gain	0.22	—	0.22	—

Net earnings	$0.51	$0.22	$0.98	$0.51

Weighted average number of common shares outstanding:
Basic	52,164,198	51,479,069	52,034,597	51,107,025

Diluted	53,913,934	51,767,989	53,732,987	51,419,989

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$54,697	$29,003
Adjustment to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	732	454
Depreciation and amortization	9,414	8,530
Impairments	3,306	—
Amortization of notes payable discount	(30)	75
Amortization of deferred interest rate hedge gain	(80)	(300)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	190	(2,611)
Distributions received from unconsolidated affiliates	3,094	3,747
Minority interests	(1,734)	36
Gain on disposition of real estate, Investment Portfolio	(9,801)	(885)
Extraordinary gain, net of taxes	(11,805)	—
Deferred income taxes	(886)	190
Transition costs	—	3,200
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(34,801)	(39,394)
Proceeds from disposition of real estate, Inventory Portfolio	20,169	16,042
Gain on dispositions of real estate, Inventory Portfolio	(5,500)	(5,123)
Decrease in real estate leased to others using the direct financing method	1,430	1,326
Decrease (increase) in work in progress	819	(1,046)
Decrease (increase) in mortgages, notes and accrued interest receivable	352	(990)
Decrease in receivables	2,139	1,117
Decrease in mortgage residual interests	3,279	—
Increase in accrued rental income	(974)	(2,620)
Decrease (increase) in other assets	262	(1,072)
Increase (decrease) in accrued interest payable	(258)	422
Increase (decrease) in other liabilities	(84)	1,750

Net cash provided by operating activities	33,930	11,851

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	32,220	14,003
Additions to real estate, Investment Portfolio, accounted for using the operating method	(65,938)	(47,677)
Increase in mortgages and notes receivable	(6,193)	(1,767)
Mortgage and notes payments received	9,290	7,918
Increase in mortgages and other receivables from unconsolidated affiliates	—	(71,300)
Payments received on mortgages and other receivables from unconsolidated affiliates	—	58,600
Business combinations, net of cash acquired	19,610	1,068
Restricted cash	(23,751)	—
Acquisition of 1.3 percent interest in Services	(829)	—
Payment of lease costs	(329)	(1,160)
Other	(20)	19

Net cash used in investing activities	(35,940)	(40,296)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(dollars in thousands)

(unaudited)

	Six Month Ended June 30,
	2005	2004
Cash flows from financing activities:
Proceeds from line of credit payable	104,100	236,300
Repayment of line of credit payable	(45,800)	(226,800)
Repayment of mortgages payable	(3,930)	(1,894)
Proceeds from notes payable	—	149,560
Proceeds from forward starting interest rate swap	—	4,148
Repayment of notes payable	(9,400)	(100,000)
Payment of debt costs	—	(1,450)
Proceeds from issuance of common stock	1,176	8,848
Payment of Series A Preferred Stock dividends	(2,004)	(2,004)
Payment of Series B Convertible Preferred Stock dividends	(838)	(838)
Payment of common stock dividends	(33,889)	(32,530)
Stock issuance costs	(6)	(125)

Net cash provided by financing activities	9,409	33,215

Net increase in cash and cash equivalents	7,399	4,770

Cash and cash equivalents at beginning of period	1,947	5,335

Cash and cash equivalents at end of period	$9,346	$10,105

Supplemental disclosure of cash flow information – interest paid, net of amount capitalized	$17,333	$15,775

Supplemental disclosure of non-cash investing and financing activities:
Issued 102,900 and 185,211 shares of restricted common stock in 2005 and 2004, respectively, pursuant to the Company’s 2000 Performance Incentive Plan	$1,940	$1,759

Surrender of 5,850 shares of restricted common stock	$93	$—

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec Net Lease Realty, Inc.	$—	$(5)

Disposition of real estate and transfer of related mortgage payable	$406	$—

Note and mortgage notes assumed in connection with real estate transactions	$1,015	$6,952

Mortgage note received in connection with real estate disposition	$1,000	$—

Issued 953,551 shares of common stock in exchange for partnership interest	$—	$17,449

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”)	$31,160	$—

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2005 and 2004

(unaudited)

1.	Organization and Summary of Significant Accounting Practices:

Organization and Nature of Business – Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”), Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling interest in Services. Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr., a former officer and director of the Company, and Gary M. Ralston, a former officer and director of the Company, collectively owned the remaining 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent voting interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interest assets (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of June 30, 2005, the Company owned 427 Investment Properties, with aggregate gross leasable area of 8,840,000 square feet, located in 40 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. In addition to the Investment Properties, as of June 30, 2005, the Company had $28,402,000 and $75,131,000 in structured finance investments and mortgage residual interest assets, respectively. The inventory assets are operated through Services. Services, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). As of June 30, 2005, Services owned 19 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts as of December 31, 2004, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2004.

Principles of Consolidation – The Company’s condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated. The Company applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by the Company due to the significance of rights held by other parties.

A wholly owned subsidiary of Services, CNLRS Equity Ventures, Inc. (“Equity Ventures”), develops real estate through various joint venture development affiliate agreements. Equity Ventures consolidates the joint venture development entities, eliminating significant intercompany balances and transactions and recording a minority interest for its other partners’ ownership percentage. The following table summarizes the investment entered into during the six months ended June 30, 2005:

Date of Agreement	Entity Name	Agreement Type	Equity Ventures’ Ownership %
March 2005	CNLRS RGI Bloomingdale Exchange LLC	Limited Liability Company	50%

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of June 30, 2005, is $5,962,000. As of June 30, 2005, CNL Plaza, Ltd. had total assets and liabilities of $58,295,000 and $62,399,000, respectively.

In May 2005, the Company (through a wholly owned subsidiary of Services) exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”) (formerly CNL Commercial Finance, Inc.). As a result, the Company has consolidated OAMI in its condensed consolidated financial statements.

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 4). The Company exercises influence over these unconsolidated affiliates, but does not control them.

Investment Portfolio Intangible Assets and Liabilities – In connection with real estate acquisitions, a value is assigned to the intangible asset or liability: the difference between contractual rent and market value rent and value assigned to in-place leases. Deferred revenue/expense or deferred assets/liabilities recorded in connection with the difference between contractual rent and market rent value for acquired properties are amortized into rental revenue over the life of the leases. The value assigned to in-place leases is amortized over the life of the leases. For the quarter and six months ended June 30, 2005, the Company recorded an impairment of intangible assets of $741,000 and $1,328,000, respectively. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. The Company determines if an impairment should be recognized if the undiscounted future cash flows expected to result from the use or sale of the long-lived asset are less than the current net book value. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the intangible asset exceeds the fair value of the asset.

Restricted Cash – Restricted cash consists of amounts held in restricted escrow accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) in December 2004 (prior to the Company exercising its option) (see Note 12). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at June 30, 2005 was $24,251,000. The carrying value of $23,751,000 is calculated as the present value of the expected release of monies.

Mortgage Residual Interests, at Fair Value – Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI (see Note 12). The Company recognizes the excess of all cash flows attributable to the residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered permanent if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value. Unrealized gains, net of tax, of $1,254,000 related to OAMI’s residual interests at June 30, 2005. Certain of the residual interests have been pledged as security for notes payable (see Note 7). The Company recorded its share of other comprehensive income of $1,254,000 which represents the unrealized gains related to the Company’s previous ownership in the residual interests.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation and the denominator of the diluted net earnings per common share computation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	52,477,106	51,479,069	52,298,715	51,107,025
Restricted common stock	(312,908)	—	(264,118)	—

Weighted average number of common shares outstanding used in basic earnings per share	52,164,198	51,479,069	52,034,597	51,107,025

Weighted average number of common shares outstanding used in diluted earnings per share	52,477,106	51,479,069	52,298,715	51,107,025
Effect of dilutive securities:
Common stock options and deferred directors’ compensation	142,832	288,920	140,276	306,964
Assumed conversion of Series B convertible Preferred Stock to common stock	1,293,996	—	1,293,996	—

Weighted average number of common shares outstanding used in diluted earnings per share	53,913,934	51,767,989	53,732,987	51,413,989

The following represents the number of options of common stock which were not included in computing diluted earnings per common share because their effects were antidilutive:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Common stock options	—	380,100	—	—
10,000 shares of Series B convertible preferred stock	—	1,293,996	—	1,293,996

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

In December 2004, Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123R, is effective for the annual reporting period beginning after June 15, 2005. This revision to the statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. An enterprise will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings available to common stockholders – basic, as reported:	$27,272	$11,314	$51,855	$26,161
Add: Stock-based employee compensation expense included in reported net earnings	1	5	2	10
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(7)	(19)	(14)	(38)

Pro forma net earnings available to common stockholders	$27,266	$11,300	$51,843	$26,133

Net earnings available to common stockholders – diluted, as reported:	$27,691	$11,314	$52,693	$26,161
Add: Stock-based employee compensation expense included in reported net earnings	1	5	2	10
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(7)	(19)	(14)	(38)

Pro forma net earnings available to common stockholders	$27,685	$11,300	$52,681	$26,133

Net earnings available to common stockholders per common share as reported:
Basic	$0.52	$0.22	$1.00	$0.51

Diluted	$0.51	$0.22	$0.98	$0.51

Pro forma earnings available to common stockholders per common share:
Basic	$0.52	$0.22	$1.00	$0.51

Diluted	$0.51	$0.22	$0.98	$0.51

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. Notwithstanding the Company’s qualification for taxation as a real estate investment trust, the Company is subject to certain state and local taxes on its income and real estate.

Effective January 1, 2001, Commercial Net Lease Realty, Inc. elected for Services to be treated as a TRS pursuant to the provisions of the REIT Modernization Act. As a TRS, Services is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within Services are subject to federal and state income taxes. All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to Services.

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

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2005, FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and an amendment to Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights”. The EITF consensus is limited to limited partnerships or similar entities that are not variable interest entities under FASB Intrepretation No. 46R, “Consolidation of Variable Interest Entities”. The consensus states that the general partners in a limited partnership should determine whether they control a limited partnership based on certain criteria. The consensus provides a framework that makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, therefore making it more likely that the general partner would be required to consolidate the limited partnership. For existing limited partnership agreements that have not been modified, the guidance should be applied in financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005. For all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The adoption of this consensus is not expected to have a significant impact on the financial position or results of operations of the Company.

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include impairments and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Real Estate – Investment Portfolio:

Leases – The Company generally leases its Investment Properties to established tenants. As of June 30, 2005, 372 of the Investment Property leases have been classified as operating leases and 69 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 46 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2005 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of June 30, 2005, the weighted average remaining lease term was approximately 11 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Land and improvements	$480,376	$430,412
Buildings and improvements	681,869	629,260
Leasehold interests	2,532	2,532

	1,164,777	1,062,204
Less accumulated depreciation and amortization	(68,446)	(61,297)

	1,096,331	1,000,907
Construction in progress	5,811	7,025

	1,102,142	1,007,932
Less impairment	(1,613)	(1,613)

	$1,100,529	$1,006,319

Held for Sale – the Investment Portfolio included certain properties that were held for sale, which consisted of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Land and improvements	$2,171	$1,455
Buildings and improvements	3,505	2,046

	5,676	3,501
Less accumulated depreciation	(448)	(423)

	5,228	3,078
Less impairment	(1,978)	—

	$3,250	$3,078

3.	Real Estate – Inventory Portfolio:

As of June 30, 2005, Services owned 19 Inventory Properties: four completed inventory, 11 under construction and four land parcels. As of December 31, 2004, Services owned 21 Inventory Properties: 10 complete inventory, seven under construction and four land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Inventory:
Land	$6,651	$16,449
Building	10,919	17,660
Accumulated depreciation	(43)	(81)

	17,527	34,028

Under construction:
Land	33,143	13,826
Work in process	20,400	10,195

	53,543	24,021

	$71,070	$58,049

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$378	3	$1,744	2	$846	5	$1,713
Minority interest		—		—		—		18

Total continuing operations		378		1,744		846		1,731

Discontinued operations	7	2,506	—	—	11	4,515	3	3,300
Intersegment eliminations		86		—		139		110

Total discontinued operations		2,592		—		4,654		3,410

	8	$2,970	3	$1,744	13	$5,500	8	$5,141

4.	Investments in Unconsolidated Affiliates:

For additional investment in unconsolidated affiliate disclosures see Note 12 – Business Combinations.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $15,500,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $6,458,000, plus interest. Interest accrues at a rate of LIBOR plus 200 basis points per annum on the unpaid principal amount. This guarantee shall continue through the loan maturity in August 2005. The fair value of the Company’s guarantee is $73,000. During the six months ended June 30, 2005 and 2004, the Company received $198,000 and $124,000 in distributions from Plaza. For the six months ended June 30, 2005 and 2004, the Company recognized a loss from Plaza of $82,000 and $113,000, respectively, of which a loss of $52,000 and $67,000 was recognized during the quarters ended June 30, 2005 and 2004, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease. Other affiliates of James M. Seneff, Jr. also lease office space from Plaza. The Company and other affiliates lease an aggregate of 64 percent of the 346,000 square foot office building. During the six months ended June 30, 2005 and 2004, the Company incurred rental expenses in connection with the lease of $517,000 and $506,000, respectively, $260,000 and $251,000 which was incurred during the quarters ended June 30, 2005 and 2004, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the six months ended June 30, 2005 and 2004, the Company earned $198,000 and $179,000, respectively, in rental and accrued rental income from these affiliates, $113,000 and $93,000 of which was earned the quarters ended June 30, 2005 and 2004, respectively.

5.	Notes Receivable:

As of June 30, 2005, the structured finance investments bear a weighted average interest rate of 13.9% per annum, of which 11.4% is payable monthly and the remaining 2.5% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January to November, 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of June 30, 2005 and December 31, 2004, the outstanding receivable balance of the structured finance investments was $28,402,000 and $29,390,000, respectively.

6.	Mortgage Residual Interests:

OAMI holds the residual interests from seven securitizations. The following table summarizes the investment interests in each of the transactions:

	Investment Interest
Securitization	Company (1)	OAMI (2)	3rd Party
BYL 99-1	—	59.0%	41.0%
CCMH I, LLC	42.7%	57.3%	—
CCMH II, LLC	44.0%	56.0%	—
CCMH III, LLC	36.7%	63.3%	—
CCMH IV, LLC	38.3%	61.7%	—
CCMH V, LLC	38.4%	61.6%	—
CCMH VI, LLC	—	100.0%	—

(1)	The Company owned these investment interests prior to its acquisition of the equity interest in OAMI.
(2)	The Company owns 78.9 percent of OAMI’s investment interest

Each of the residual interests is recorded at fair market value based upon a discounted cash flow analysis. The Company’s previous investment interest in the residual assets is recorded at fair market value, including other comprehensive income.

7.	Notes Payable – Secured:

The Company’s consolidated financial statements included the following notes payable as a result of the acquisition of OAMI (see Note 12) (dollars in thousands):

	Principal Balance at June 30, 2005	Stated Rate	Maturity Date
02-1 Notes (1) (2)	$14,000	10%	December 2007
03-1 Notes (2) (3)	$16,000	10%	June 2008

(1)	Interest is payable quarterly with annual principal payments of $2,000,000 payable June 30 of each year
(2)	Secured by certain equity investments in mortgage residual interests of the Company
(3)	Interest is payable quarterly with annual principal payments of $1,750,000 payable December 31 of each year

Each issuance of notes can be prepaid at the option of OAMI, in whole or in part, without premium or penalty after the pre-payment date as defined in each respective private placement memorandum.

8.	Note Payable:

In connection with the acquisition of NAPE, the Company assumed a $20,800,000 term note payable (“Term Note”). The principal balance on the Term Note is due in full upon the expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 4.4% at June 30, 2005. In accordance with the terms of Term Note, the Company is required to meet certain restrictive financial covenants, which among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

9.	Income Taxes:

For income tax purposes, the Company has one TRS, Services, in which certain real estate activities are conducted. Services treats depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between Services’ effective tax rates for the quarters and six months ended June 30, 2005 and 2004, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax liability consist of the following (dollars in thousands):

	June 30, 2005	December 31, 2004
Temporary differences:
Depreciation	$(117)	$(211)
Stock based compensation	5	59
Equity investments	194	56
Cost/Basis Difference	(25,202)	—
Other	155	(96)

Net deferred income tax liability	$(24,965)	$(192)
Current income taxes asset payable	(286)	(510)

Income tax liability	$(25,251)	$(702)

The income tax (expense) benefit consists of the following (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings (loss) of Services before income taxes	$20,821	$(648)	$21,453	$345
Provision for income taxes:
Current:
Federal	(535)	—	(698)	—
State and local	(100)	—	(131)	—
Deferred:
Federal	(150)	207	(198)	(207)
Extraordinary Gain – Federal	(6,081)	—	(6,081)	—
State and local	(29)	39	(37)	(39)
Extraordinary Gain – State	(1,142)	—	(1,142)	—

Total provision for income taxes	(8,037)	246	(8,287)	(246)

Total Services’ net earnings	$12,784	$(402)	$13,166	$99

10.	Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of June 30, 2005, as discontinued operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income from operating leases	$1,248	$923	$3,000	$1,924
Earned income from direct financing leases	—	64	—	129
Real estate expense reimbursement from tenants	—	1	203	4
Interest and other income from real estate transactions	153	52	—	157

	1,401	1,040	3,203	2,214

Expenses:
General and administrative	10	1	10	5
Real estate	111	138	170	210
Depreciation and amortization	2	188	34	420
Impairments	575	—	1,978	—
Interest	20	59	42	121

	718	386	2,234	756

Earnings from discontinued operations before gain on disposition of real estate	683	654	969	1,458

Gain on disposition of real estate	16	459	9,801	885

Earnings from discontinued operations	$699	$1,113	$10,770	$2,343

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $575,000 and $1,978,000 impairment on its Investment Portfolio during the quarter and six months ended June 30, 2005, respectively.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of June 30, 2005, as discontinued operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income from operating leases	$700	$552	$1,150	$997
Real estate expense reimbursement from tenants	7	89	38	122
Contingent rental income	—	3	—	3
Gain on disposition of real estate held for sale	2,592	—	4,654	3,410
Interest and other income from real estate transactions	65	—	190	81

	3,364	644	6,032	4,613

Expenses:
General and administrative	4	4	4	6
Real estate	35	122	88	158
Depreciation and amortization	10	—	21	—
Interest	252	57	520	154

	301	183	633	318

Earnings from discontinued operations before provision for income taxes and minority interest	3,063	461	5,399	4,295

Provision for income taxes	(1,154)	(116)	(2,033)	(1,523)
Minority interest	(23)	(156)	(43)	(283)

Earnings from discontinued operations	$1,886	$189	$3,323	$2,489

11.	Performance Incentive Plan:

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants for the six months ended June 30, 2005:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers:
March 2005	92,900	1/5	5	January 1, 2010
April 2005	7,000	1/7	7	January 1, 2012

	99,900

Directors:
June 2005	3,000	1/2	2	January 1, 2007

	3,000

During the six months ended June 30, 2005, the Company cancelled 5,850 shares of restricted stock. Compensation expense for the restricted stock is determined based upon fair value at the date of grant and is recognized as the greater of the amount amortized over a straight-line basis or the amount vested over the vesting periods.

12.	Business Combinations:

Orange Avenue Mortgage Investment, Inc. – On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to the Buyer, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its condensed consolidated financial statements.

According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain equal to the excess fair value over the option price, as all assets acquired were financial assets, current assets and deferred tax assets. The Company recognized an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000. The following table summarizes the estimated fair values of the assets and liabilities of OAMI on May 2, 2005 (dollars in thousands):

Mortgage residual interests	$78,410
Notes receivable	3,272
Cash and cash equivalents	10,285
Restricted cash	17,427
Other assets	7,377

Total assets acquired	$116,771

Notes payable – secured	$32,000
Other liabilities	1,028
Deferred tax liability	17,383

Total liabilities assumed	50,411

Minority interest	29,644

Net assets	$36,716

The following table summarizes the extraordinary gain recognized by the Company (dollars in thousands):

Company’s share of net assets acquired	$28,676
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	19,028
Income tax expense	(7,223)

Extraordinary gain, net of income tax expense	$11,805

The Company’s net earnings for the quarter and six months ended June 30, 2005, includes OAMI’s net earnings since the date of the acquisition of $415,000.

Between June 2001 and July 2003, a wholly-owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”) entered into five limited liability company (“LLC”) agreements (collectively, “LLCs”) with OAMI. Kevin B. Habicht and Craig Macnab, each an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI in May 2005, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting (see Note 6).

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $ 2,749,000 is distributions from the LLCs. During the six months ended June 30, 2004, the Company received $3,747,000 in distributions from the LLCs. For the six months ended June 30, 2005 and 2004, the Company recognized $1,467,000 and $2,651,000 of earnings, respectively, $342,000 and $1,360,000 of which was recognized during the quarters ended June 30, 2005 and 2004, respectively, from the LLCs. In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the loan (see Note 7).

National Properties Corporation – On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the condensed consolidated financial statements since the date of acquisition. NAPE shareholders received 1,636,532 newly issued shares of the Company’s common stock. According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Real estate, Investment Portfolio:
Accounted for using the operating method	$58,542
Cash and cash equivalents	1,276
Other assets	6,757

Total assets acquired	$66,575

Note payable	$28,200
Other liabilities	6,176

Total liabilities assumed	34,376

Net assets acquired	$32,199

The Company’s net earnings for the quarter and six months ended June 30, 2005, includes NAPE’s net earnings since the date of acquisition of $160,000.

13.	Related Party Transactions:

For additional related party disclosures see Notes 4 and 12.

In June 2005, James M. Seneff, Jr. and Robert A. Bourne each retired from the Board of Directors.

In September 2000, a wholly owned subsidiary of Services entered into a line of credit agreement, as amended in September 2004, for $35,000,000, with OAMI. Interest was payable monthly and the principal balance was due in full upon termination of the line of credit. In December 2004, the credit agreement was terminated. During the six months ended June 30, 2004, the Company recognized $766,000, respectively of interest and fee income related to the line of credit, of which $477,000 was recognized during the quarter ended June 30, 2004.

An affiliate of James M. Seneff, Jr., a former director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company incurred $527,000 in fees relating to these services during the six months ended June 30, 2004. The Company incurred $233,000 in fees relating to these services during the quarter ended June 30, 2004. The Company did not incur any additional expenses during the quarter or six months ended June 30, 2005.

The Company provided disposition and development services to an affiliate of James M. Seneff Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. In connection therewith, during the quarter and six months ended June 30, 2005 the Company received an aggregate of $579,000 and $706,000, respectively, in fees.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. In June 2005, the Company received the outstanding principal balance for three of the mortgage loans. As of June 30, 2005, the remaining mortgage loan bears interest at 8.5% per annum with interest payable quarterly. As of June 30, 2005 and December 31, 2004, the aggregate principal balance of the one and four mortgages, included in mortgages, notes and accrued interest receivable on the balance sheet, was $820,000 and $2,482,000, respectively. In connection therewith, the Company recorded $98,000 and $125,000 as interest and other income from real estate transactions during the six months ended June 30, 2005 and 2004, respectively, of which $45,000 and $61,000 was earned during the quarters ended June 30, 2005 and 2004, respectively. In July 2005, the Company received the entire outstanding principal balance for the remaining mortgage loan.

Prior to January 2005, the Company held a 98.7 percent, non-controlling interest in Services. In January 2005, the Company entered into a purchase agreement with Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr., a former director of the Company, and Gary M. Ralston, a former officer and director of the Company, (collectively, the “Services Investors”), which provided that the Company would acquire their collective 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company paid the Services Investors $870,000 cash for the 1.3 percent voting interest, as determined by a third-party valuation. The Company allocated the difference between the purchase price, including transaction costs, and the book value of the 1.3 percent interest to the fair market value of the assets and liabilities acquired. The fair value of the assets and liabilities was determined by the third-party valuation, and the excess purchase price was allocated to the acquired assets on a pro rata basis, in accordance with the third-party valuation report.

14.	Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following table represents the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2005
External revenues	$36,797	$4,655	$—	$41,452
Intersegment revenues	$597	$(34)	$(563)	$—
Earnings from continuing operations	$29,402	$8,976	$(12,270)	$26,108
Net earnings	$30,101	$10,862	$(12,270)	$28,693
Total assets	$1,506,281	$123,975	$(128,887)	$1,501,369

2004
External revenues	$31,940	$3,043	$—	$34,983
Intersegment revenues	$659	$—	$(659)	$—
Earnings from continuing operations	$11,623	$(591)	$401	$11,433
Net earnings	$12,735	$(401)	$401	$12,735
Total assets	$1,307,416	$117,208	$(108,969)	$1,315,655

The following table represents the segment data and a reconciliation to the Company’s condensed consolidated totals for the six months ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2005
External revenues	$71,404	$7,964	$—	$79,368
Intersegment revenues	$1,024	$—	$(1,024)	$—
Earnings from continuing operations	$45,336	$7,921	$(12,652)	$40,605
Net earnings	$56,105	$11,244	$(12,652)	$54,697
Total assets	$1,506,281	$123,975	$(128,887)	$1,501,369

2004
External revenues	$63,489	$7,446	$—	$70,935
Intersegment revenues	$1,226	$—	$(1,226)	$—
Earnings from continuing operations	$26,660	$(2,390)	$(99)	$24,171
Net earnings	$29,003	$99	$(99)	$29,003
Total assets	$1,307,416	$117,208	$(108,969)	$1,315,655

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

Although management believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following:

•	the ability of tenants to make payments under their respective leases, including the Company’s reliance on certain major tenants and the ability of the Company to re-lease properties that are currently vacant or that become vacant;

•	the ability of the Company to locate suitable tenants for its properties;

•	changes in real estate market conditions;

•	the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments);

•	the ability to sell properties at an attractive price;

•	the ability of borrowers to make payments of principal and interest under structured finance investments made by the Company to such borrowers;

•	the ability of the Company to gain access to the underlying collateral for any structured finance investments made by the Company to borrowers;

•	the ability of the Company to repay debt financing obligations;

•	the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company;

•	continued availability of proceeds from the Company’s debt or equity capital;

•	the availability of other debt and equity financing alternatives;

•	market conditions affecting the Company’s equity capital;

•	changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future;

•	the ability of the Company to be in compliance with certain debt covenants;

•	changes in the fair value of mortgage residual interests;

•	changes in default rates or prepayment rates of mortgage loans underlying mortgage residual interests; or other changes in the assumptions used to determine the value of these interests;

•	the reliability of prior loan underwriting documents and acts related to the mortgage loans underlying the mortgage residual interests;

•	the loss of any member of the Company’s management team;

•	the ability of the Company to successfully implement its selective acquisition strategy or to fully realize the anticipated benefits of renovation or development projects;

•	the ability of the Company to integrate office properties into existing operations that historically have been primarily focused on retail properties;

•	the ability of the Company to integrate acquired properties and operations into existing operations;

•	the ability of the Company to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	changes in general economic conditions;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences; and

•	the ability of the Company to qualify as a real estate investment trust for federal income tax purposes.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

Overview

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated REIT formed in 1984. The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interest assets (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of June 30, 2005, the Company owned 427 Investment Properties, with an aggregate gross leasable area of 8,840,000 square feet, located in 40 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. In addition to the Investment Properties, as of June 30, 2005, the Company had $28,402,000 and $75,131,000 in structured finance investments and mortgage residual interest assets, respectively.

The inventory assets are operated through Services. Services, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). Services, develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of June 30, 2005, Services owned 19 Inventory Properties.

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

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of June 30, 2005. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2005. As the table incorporates only those exposures that exist as of June 30, 2005, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1) (2)	$550,687	$3,730	$24,329	$21,308	$113,190	$21,800	$366,330
Revolving credit facility (2)	76,200	—	76,200	—	—	—	—
Operating lease	12,515	585	1,200	1,236	1,273	1,311	6,910

Total contractual cash obligations(2)	$639,402	$4,315	$101,729	$22,544	$114,463	$23,111	$373,240

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, notes payable and financing lease obligation and excludes unamortized note discounts and unamortized interest rate hedge gain.
(2)	Excludes $4,368,000 of accrued interest payable.
(3)	As of June 30, 2005, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”).

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financings.

In connection with its acquisition of two office buildings and a related parking garage located in the Washington, D.C., metropolitan area (“DC Office Properties”) in August 2003, the Company has agreed to fund $27,322,000 for building and tenant improvements, of which $25,126,000 had been funded as of June 30, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility; funding is anticipated to be complete by September 30, 2005.

In connection with the development of 11 Inventory Properties, the Company has agreed to fund construction commitments of $46,982,000, of which $30,446,000 has been funded as of June 30, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

The Company has also guaranteed 41.67 percent of a $15,500,000 promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $6,458,000 plus interest, and the guarantee shall continue through the loan maturity in August 2005. In the event the Company is required to perform under this guarantee, the Company would potentially use proceeds from its revolving credit facility.

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

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of June 30, 2005, the Company owns nine vacant, unleased Investment Properties, which account for approximately 1.2 percent of the total gross leasable area of the Company’s Investment Portfolio. Additionally, 1.5 percent of the total gross leasable area of the Company’s Investment Portfolio is leased to one tenant that has filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its leases with the Company.

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the six months ended June 30, 2005 and 2004, the Company declared and paid dividends to its common stockholders of $33,889,000 and $32,530,000, respectively, or $0.65 and $0.64 per share, respectively, of common stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For each of the six months ended June 30, 2005 and 2004, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $2,004,000 or $1.125 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For each of the six months ended June 30, 2005 and 2004, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $838,000, or $83.75 per share of stock.

Restricted Cash. Restricted cash consists of amounts held in restricted escrow accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) (see Business Combinations”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at June 30, 2005 was $24,251,000. The carrying value of $23,751,000 is calculated as the present value of the expected release of monies.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the six months ended June 30, 2005 and 2004, the Company generated $33,930,000 and $11,851,000, respectively, of net cash from operating activities. The change in cash provided by operations for the six months ended June 30, 2005 and 2004, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail and office properties, either directly or through investment interests and structured finance investments. As of June 30, 2005, there were no material changes in the Company’s indebtedness other than those discussed below.

In May 2003, the Company entered into an amended and restated loan agreement for a $225,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $225,000,000 from $200,000,000, (ii) lowering the interest rates of the tiered rate structure from a maximum of 150 points above LIBOR to a maximum rate of 135 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 100 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 30 basis points per annum (based upon the debt rating of the Company), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 9, 2006 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2006, which the Company may request to be extended for an additional 12-month period with the consent of the lender. As of June 30, 2005, $76,200,000 was outstanding and approximately $148,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit.

Notes Payable – Secured. The Company’s consolidated financial statements included the following notes payable as a result of the acquisition of equity interest of Orange Avenue Mortgage Investments, Inc. (“OAMI”) (dollars in thousands) (see “Business Combinations”):

	Principal Balance at June 30, 2005	Stated Rate	Maturity Date
02-1 Notes (1) (2)	$14,000	10%	December 2007
03-1 Notes (2) (3)	$16,000	10%	June 2008

(1)	Interest is payable quarterly with annual principal payments of $2,000,000 payable June 30 of each year
(2)	Secured by certain equity investments of the Company
(3)	Interest is payable quarterly with annual principal payments of $1,750,000 payable December 31 of each year

Each issuance of notes can be prepaid at the option of OAMI, in whole or in part, without premium or penalty after the pre-payment date as defined in each respective private placement memorandum.

Note Payable. In connection with the acquisition of National Properties Corporation (“NAPE”), the Company assumed a $20,800,000 term note payable (“Term Note”), and a line of credit with an outstanding balance of $7,400,000, which was paid in full with proceeds from the Company’s existing line of credit during June 2005. The principal balance on the Term Note is due in full upon the expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is

120 basis points above LIBOR or 4.4% at June 30, 2005. In accordance with the terms of Term Note, the Company is required to meet certain restrictive financial covenants, which among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

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

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants subsequent to December 31, 2004:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers:
March 2005	92,900	1/5	5	January 1, 2010
April 2005	7,000	1/7	7	January 1, 2012

Total issued	99,900

Directors:
June 2005	3,000	1/2	2	January 1, 2007

Total issued	3,000

During the six months ended June 30, 2005, the Company cancelled 5,850 shares of restricted stock.

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

As of June 30, 2005, the structured finance investments bear a weighted average interest rate of 13.9% per annum, of which 11.4% is payable monthly and the remaining 2.5% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January to November, 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of June 30, 2005 and December 31, 2004, the outstanding receivable balance of the structured finance investments was $28,402,000 and $29,390,000, respectively.

Business Combinations.

Orange Avenue Mortgage Investment, Inc. – On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to the Buyer, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its condensed consolidated financial statements.

According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain equal to the excess fair value over the option price, as all assets acquired were financial assets, current assets and deferred tax assets. The Company recognized an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000. The Company’s management believes this transaction will potentially increase funds from operations and cash distributions.

Between June 2001 and July 2003, a wholly-owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”) entered into five limited liability company (“LLC”) agreements (collectively, “LLCs”) with OAMI. Kevin B. Habicht and Craig Macnab, each an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to May 2005, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

National Properties Corporation – On June 16, 2005, the Company acquired 100 percent of NAPE, a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements from the acquisition date. NAPE shareholders received 1,636,532 newly issued shares of the Company’s common stock. According to FASB No. 141, “Business Combinations,” under the purchase method of accounting, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The Company’s management believes this transaction will potentially increase funds from operations, increase diversification, produce cost savings from opportunities for economies of scale and operating efficiencies and enhance its capital markets profile.

Results of Operations

Property Analysis – Investment Portfolio

General. As of June 30, 2005, the Company owned 427 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. Approximately 99 percent of the gross leasable area of the Company’s portfolio of Investment Properties was leased at June 30, 2005. The following table summarizes the Company’s portfolio of Investment Properties:

	June 30, 2005	December 31, 2004	June 30, 2004
Investment Properties Owned:
Number	427	362	346
Total gross leasable area (square feet)	8,840,000	8,542,000	8,103,000

Investment Properties Leased:
Number	418	351	333
Total gross leasable area (square feet)	8,731,000	8,322,000	7,827,000
Percent of total gross leasable area	99%	97%	97%
Weighted average remaining lease term (years)	11	10	11

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

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving Credit Facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Acquisitions:
Number of Investment Properties	49	7	70	9
Gross leasable area (square feet)	439,000	205,000	705,000	364,000

Tenant improvements
Number of Investment Properties	1	—	1	1

Total dollars invested	$79,162,000	$30,560,000	$126,155,000	$54,063,000

Property acquisitions for the 2005 include the 43 properties with an aggregate gross leasable area of 399,000 square feet acquired as a result of the merger with NAPE in June 2005.

Property Dispositions. The Company typically uses property sales proceeds to either (i) pay down the outstanding indebtedness of the Company’s Credit Facility or (ii) reinvest in real estate. The following table summarizes the properties held for investment sold by the Company:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Number of properties	2	8	6	9
Gross leasable area	70,000	64,000	405,000	71,000
Net sales proceeds	$1,330,000	$12,179,000	$33,162,000	$14,003,000
Net gain	$16,000	$459,000	$9,801,000	$885,000

During the quarter and six months ended June 30, 2005, the Company used the proceeds from the dispositions to reinvest in real estate and to pay down the outstanding indebtedness of the Company’s Credit Facility. During the quarter and six months ended June 30, 2004, the Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s Credit Facility.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified all Investment Properties sold and any leasehold interest that expires, subsequent to December 31, 2001, as discontinued operations.

Property Analysis – Inventory Portfolio

General. The Company’s inventory real estate assets are operated through Services. Services, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	June 30, 2005	December 31, 2004	June 30, 2004
Development Portfolio:
Completed Inventory Properties	1	4	3
Properties under construction	11	7	9
Land parcels	4	4	3

	16	15	15

Exchange Portfolio:
Completed Inventory Properties	3	6	6

	3	6	6

Total Inventory Properties	19	21	21

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s Credit Facility and proceeds from debt or equity offerings. The following table summarizes the Inventory Property acquisitions:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Development Portfolio:
Number of properties	3	4	6	9
Dollars invested	$6,317,000	$4,174,000	$18,899,000	$15,702,000

Exchange Portfolio:
Number of properties	—	5	6	5
Dollars invested	$—	$10,779,000	$1,966,000	$10,779,000

Construction:
Dollars invested	$5,319,000	$11,918,000	$11,356,000	$16,984,000

Total dollars invested	$11,636,000	$26,871,000	$32,221,000	$43,465,000

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of Inventory Properties included in continuing and discontinued operations for each of the quarters and six months ended June 30 (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development	3	$2,251	2	$1,587	5	$3,622	7	$4,856
Exchange	5	633	1	157	8	1,739	1	157
Intercompany eliminations	—	86	—	—	—	139	—	110
Minority interest	—	—	—	—	—	—	—	18

	8	$2,970	3	$1,744	13	$5,500	8	$5,141

Analysis of Revenue From Continuing Operations

General. During the quarter and six months ended June 30, 2005, the Company’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes the Company’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
Rental income(1)	$30,574	84.0%	$27,694	85.1%	$60,118	86.7%	$54,047	86.8%
Real estate expense reimbursement from tenants	1,380	3.8%	1,290	4.0%	3,038	4.4%	2,995	4.8%
Gain on disposition of real estate, Inventory Portfolio	378	1.1%	1,744	5.3%	846	1.2%	1,713	2.7%
Interest and other income from real estate transactions	2,124	5.8%	1,819	5.6%	3,433	4.9%	3,534	5.7%
Interest income on mortgage residual interests	1,922	5.3%	—	—	1,922	2.8%	—	—

Total revenues from continuing operations	$36,378	100.0%	$32,547	100.0%	$69,357	100.0%	$62,289	100.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Revenue From Operations Analysis by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Assets and (ii) earnings from the Company’s Inventory Assets. Breaking down revenues into the Company’s two primary operating segments of revenue shows that revenues are historically consistent. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table summarizes the revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
Investment Portfolio	$35,241	96.9%	$30,666	94.2%	$67,640	97.5%	$60,391	97.0%
Inventory Portfolio	1,137	3.1%	1,881	5.8%	1,717	2.5%	1,898	3.0%

Total revenue from continuing operations	$36,378	100.0%	$32,547	100.0%	$69,357	100.0%	$62,289	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Rental Income increased 11.2 percent for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, and Rental Income increased 10.4 percent for the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004. Increases in Rental Income are primarily attributable to the addition of an aggregate gross leasable area of (i) 705,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of 70 Investment Properties during the six months ended June 30, 2005 and (ii) 439,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of 49 Investment Properties during the quarter ended June 30, 2005. However, this increase is partially offset by the Investment Property dispositions since June 30, 2004.

The gain on disposition of Inventory Properties included in continuing operations decreased $867,000 for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily due to the number of properties sold and the varying gross margin on sales of Inventory Properties. The following table summarizes the property dispositions included in continuing operations:

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing Operations	1	$378	3	$1,744	2	$846	5	$1,713
Minority interest		—		—		—		18

Total continuing operations	1	$378	3	$1,744	2	$846	5	$1,731

Interest and other income from real estate transactions increased 16.8 percent for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004. The increase is mainly attributable to $579,000 of fee income received in connection with the disposition and development services the Company provided to an affiliate of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. However, the increase was partially offset by the 38.0 percent decrease in interest earned on the structured finance investments.

Interest and other income from real estate transactions decreased 2.9 percent for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to the 36.0 percent decrease in interest earned on the structured finance investments. The outstanding principal balance of the structured finance investments as of June 30, 2005 and 2004, was $28,402,000 and $45,200,000, respectively. However, the decrease was partially offset by the $706,000 of fee income received in connection with the disposition and development services the Company provided to an affiliate of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors.

During the quarter and six months ended June 30, 2005 the Company recorded $1,922,000 in interest income from mortgage residual interests resulting from the acquisition of 78.9 percent of OAMI in May 2005 (see “Business Combinations”).

Expense Analysis

General. During the quarters and six months ended June 30, 2005, operating expenses decreased as a percentage of total revenues from continuing operations compared to the quarter and six months ended June 30, 2004. The following summarizes the Company’s expenses (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
General and administrative	$5,797	41.3%	$5,395	34.1%	$10,619	39.6%	$11,301	39.4%
Real estate	2,663	19.0%	3,151	19.9%	5,521	20.6%	6,057	21.1%
Depreciation and amortization	4,817	34.4%	4,077	25.8%	9,359	34.9%	8,110	28.3%
Transition costs	—	—	3,200	20.2%	—	—	3,200	11.2%
Impairments	741	5.3%	—	—	1,328	4.9%	—	—

Total operating expenses from continuing operations	$14,018	100.0%	$15,823	100.0%	$26,827	100.0%	$28,668	100.0%

General and administrative expenses increased by 7.5 percent for the quarter ended June 30, 2005, and decreased as a percentage of total revenues by 0.7 percent to 15.9 percent. General and administrative expenses increased for the quarter ended June 30, 2005, primarily as a result of (i) an increase in state taxes, (ii) increases in expenses related to personnel and (iii) increases in expenses related to professional services provided to the Company.

General and administrative expenses decreased 6.0 percent for the six months ended June 30, 2005, and decreased as a percentage of total revenues by 2.8 percent to 15.3 percent. General and administrative expenses decreased for the six months ended June 30, 2005, primarily as a result of (i) decreases in expenses related to personnel, (ii) decreases in expenses related to professional services provided to the Company, (iii) decreases in pursuit costs, and (iv) an increase in expenses capitalized to Inventory Properties under construction. The decrease in general and administrative expenses was partially offset by an increase in state taxes.

Depreciation and amortization expense increased 15.4 percent for the six months ended June 30, 2005, and increased from 13.0 to 13.5 percent of total revenues for the six months ended June 30, 2005. Depreciation and amortization expense increased 18.2 percent for the quarter ended June 30, 2005, and increased from 12.5 to 13.2 percent of total revenues for the quarter ended June 30, 2005. The increase in depreciation and amortization expense for the quarter and six months ended June 30, 2005, is primarily attributable to the depreciation on the 70 Investment Properties with an aggregate gross leasable area of 705,000 square feet acquired during the six months ended June 30, 2005, and the 36 Investment Properties with an aggregate gross leasable area of 825,000 square feet acquired during the year ended December 31, 2004. The increase is also attributable to the tenant improvements completed on one and four Investment Properties during 2005 and 2004, respectively.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. After such review, the Company recognized a $741,000 and $1,328,000 impairment on its Investment Portfolio during the quarter and six months ended June 30, 2005, respectively.

During the quarter and six months ended June 30, 2004, the Company recorded transition costs of $3,200,000, including severance, accelerated vesting of restricted stock and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

Analysis of Other Expenses and Revenues

General. During the quarter and six months ended June 30, 2005, interest expense increased as a result of increased borrowing levels in connection the acquisition of additional properties but remained generally proportionate to the Company’s total revenues and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
Interest and other income	$(309)	(3.6)%	$(752)	(10.6)%	$(776)	(4.9)%	$(1,819)	(13.4)%
Interest expense	8,808	103.6%	7,858	110.6%	16,673	104.9%	15,429	113.4%

Total other expenses (revenues) from continuing operations	$8,499	100.0%	$7,106	100.0%	$15,897	100.0%	$13,610	100.0%

Compared to prior year amounts, other expenses (revenues) increased 16.8 percent for the six months ended June 30, 2005 and increased 19.6 percent for the quarter ended June 30, 2005. However other expenses (revenues) remained relatively proportionate to total revenues, ranging between 21.8 and 23.4 percent of total revenues for the each of quarters and six months ended June 30, 2005 and 2004.

Interest expense increased 12.1 and 8.1 percent for the quarter and six months ended June 30, 2005, respectively, but remained relatively proportionate as a percentage of total revenues for both the quarter and six months ended June 30, 2005. For both the quarters and six months ended June 30, 2005 and 2004, interest expense ranged between 24.0 and 24.8 percent of total revenues.

The increase in interest expense for the quarter and six months ended June 30, 2005 was primarily attributable to (i) an increase to $485,628,000 in the average long-term fixed rate debt outstanding as of June 30, 2005, (ii) the $26,041,000 financing lease obligation entered into in July 2004 and (iii) the $30,000,000 secured notes payable assumed in connection with the 78.9 percent equity interest in OAMI. However, the increase was partially offset by a decrease to $34,549,000 in the average variable rate debt outstanding as of June 30, 2005. In addition, the Company refinanced $100,000,000 of notes payable with an effective interest rate of 7.5% in June 2004 with a new issuance of notes payable with an effective interest rate of 5.9% due in June 2014.

Unconsolidated Affiliates

During the six months ended June 30, 2005 and 2004, the Company recognized equity in earnings of unconsolidated affiliates of $1,180,000 and $2,539,000, respectively, $100,000 and $1,286,000 of which was recognized during the quarters ended June 30, 2005 and 2004, respectively. The decrease in equity in earnings of unconsolidated affiliates was primarily attributable to a decrease in the income earned on investments in mortgage loans as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005. OAMI is no longer accounted for as an equity investment and is now included in the Company’s consolidated financial statements.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and expired leasehold interests subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related to any Investment Property that was held for sale at June 30, 2005. The Company also classified the revenues and expenses of its Inventory Properties that were sold and generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale which had generated rental revenues as of June 30, 2005. The following table summarizes the earnings from discontinued operations for the quarters ended June 30 (dollars in thousands):

	2005			2004
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	2	$16	$699	8	$459	$1,113
Inventory Portfolio	7	2,592	1,886	—	—	189

	9	$2,608	$2,585	8	$459	$1,302

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2005			2004
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	6	$9,801	$10,770	9	$885	$2,343
Inventory Portfolio	11	4,654	3,323	3	3,410	2,489

	17	$14,455	$14,093	12	$4,295	$4,832

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $575,000 and $1,978,000 impairment on its Investment Portfolio during the quarter and six months ended June 30, 2005, respectively.

The Company occasionally sells Investment Properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Extraordinary Gain

During the quarter and six months ended June 30, 2005, the Company recognized an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000, which is the difference between the Company’s portion of the net assets acquired in the acquisition of 78.9 percent equity interest in OAMI at fair market value and the purchase price (see “Business Combinations”).

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company had no outstanding derivatives as of June 30, 2005 and December 31, 2004.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of June 30, 2005 and December 31, 2004. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations outstanding as of June 30, 2005. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of June 30, 2005, it does not consider those exposures or positions which could arise after those dates. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Debt Obligations (dollars in thousands)
	Variable Rate Credit Facility & Term Note(1)		Fixed Rate Mortgages		Fixed Rate Notes(3)(4)		Financing Lease Obligation(5)
	Debt Obligation	Weighted Average Interest Rate(2)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate
2005	$—	—	$1,980	6.19%	$1,750	6.96%	$—	5.00%
2006	76,200	4.30%	20,579	6.00%	3,750	7.02%	—	5.00%
2007	—	—	8,808	5.93%	12,500	6.99%	—	5.00%
2008	—	—	1,190	5.86%	111,907	6.72%	—	5.00%
2009	20,800	4.47%	1,000	5.84%	—	6.59%	—	5.00%
Thereafter	—	—	120,289	7.12%	223,115	6.25%	26,041	5.00%

Total	$97,000		$153,846		$353,022		$26,041

Fair Value:
June 30, 2005	$97,000	4.31%	$153,846	6.15%	$377,232	6.87%	$26,041	5.00%

December 31, 2004	$17,900	2.72%	$157,168	6.27%	$353,647	7.04%	$26,041	5.00%

(1)	Includes $20,800 Term Note that was assumed in connection with the acquisition of NAPE in June 2005.
(2)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 70 to 135 basis points above LIBOR based upon the debt rating of the Company. The Term Note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company.
(3)	Fixed rate notes include both the Company’s secured and unsecured notes payable.
(4)	Net of unamortized note discounts and unamortized interest rate hedge gain.
(5)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2005 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 1, 2005, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting three proposals were considered.

First, the following nominees were elected to the Board of Directors of the Company: Kevin B. Habicht (48,183,131 for and 1,059,421 withheld), Clifford R. Hinkle (48,801,337 for and 441,215 withheld), Richard B. Jennings (49,040,206 for and 202,346 withheld), Ted B. Lanier (48,757,382 for and 485,169 withheld), Robert C. Legler (49,035,564 for and 206,988 withheld), Craig Macnab (48,259,266 for and 983,285 withheld), and Robert Martinez (48,961,490 for and 281,061 withheld).

Second, the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2005 was approved (48,973,535 for, 151,734 against and 117,282 withheld).

Finally, other matters were approved (32,778,928 for, 15,782,453 against and 681,169 withheld).

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

3.4	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	Separation Agreement and General Release, dated as of April 23, 2004, by and between Gary M. Ralston and the Registrant, as amended (filed as Exhibit 10.8 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.8	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

10.9	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.10	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 9th day of August, 2005.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO, President, and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP, and Director

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