Form 10-Q
period 2005-09-30
COMMERCIAL NET LEASE REALTY INC
filed 2005-11-03
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

54,208,510 shares of Common Stock, $0.01 par value, outstanding as of October 31, 2005.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization and impairment	$1,140,481	$1,009,397
Accounted for using the direct financing method	100,445	102,311
Held for sale, net of impairment of $576 at September 30	1,600	—
Real estate, Inventory Portfolio, held for sale, net of accumulated depreciation	80,311	58,049
Mortgages, notes and accrued interest receivable, net of allowance of $748 and $896, respectively	51,607	45,564
Investments in unconsolidated mortgage residual interests	—	29,672
Mortgage residual interests	69,917	—
Cash and cash equivalents	11,856	1,947
Restricted cash	26,500	—
Receivables, net of allowance of $697 and $924, respectively	12,777	6,636
Accrued rental income, net of allowance of $2,070 and $1,620, respectively	27,510	28,619
Debt costs, net of accumulated amortization of $8,963 and $8,063, respectively	3,615	3,926
Other assets	22,758	13,927

Total assets	$1,549,377	$1,300,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$120,800	$17,900
Mortgages payable	152,043	157,168
Notes payable – secured	30,000	—
Notes payable, net of unamortized discount of $772 and $847, respectively, and an unamortized interest rate hedge gain of $3,736 and $3,979, respectively	343,765	323,132
Financing lease obligation	26,041	26,041
Accrued interest payable	5,513	4,334
Other liabilities	23,353	11,745
Income tax liability	24,786	702

Total liabilities	726,301	541,022

Minority interest	9,360	2,028

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding, stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 54,195,216 and 52,077,825 shares issued and outstanding at September 30 and December 31, respectively	542	521
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	765,717	725,337
Accumulated dividends in excess of net earnings	(19,623)	(35,188)
Other comprehensive income	1,254	—
Deferred compensation	(3,714)	(3,212)

Total stockholders’ equity	813,716	756,998

	$1,549,377	$1,300,048

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income from operating leases	$26,996	$24,781	$81,687	$73,236
Earned income from direct financing leases	2,648	2,717	7,992	8,162
Real estate expense reimbursement from tenants	1,184	931	4,221	3,926
Gain (loss) on disposition of real estate, Inventory Portfolio	(138)	2,413	708	4,126
Interest income from real estate transactions	1,507	1,890	4,940	5,423
Interest income on mortgage residual interests	2,797	—	4,719	—

	34,994	32,732	104,267	94,873

Operating expenses:
General and administrative	6,232	5,847	16,841	17,148
Real estate	2,207	2,787	7,683	8,844
Depreciation and amortization	6,473	4,267	15,828	12,377
Transition costs	—	52	—	3,252
Impairments	422	—	1,750	—

	15,334	12,953	42,102	41,621

Earnings from operations	19,660	19,779	62,165	53,252

Other expenses (revenues):
Interest and other income	(415)	(1,238)	(1,191)	(3,057)
Interest expense	8,496	8,614	25,169	24,042

	8,081	7,376	23,978	20,985

Earnings from continuing operations before provision for income taxes, minority interest and equity in earnings of unconsolidated affiliates	11,579	12,403	38,187	32,267

Income tax benefit	450	660	1,397	1,993
Minority interest	233	(1,360)	250	(1,017)
Equity in earnings of unconsolidated affiliates	111	1,155	1,291	3,694

Earnings from continuing operations	12,373	12,858	41,125	36,937

Earnings (loss) from discontinued operations:
Real estate, Investment Portfolio	(28)	1,355	10,827	3,698
Real estate, Inventory Portfolio, net of income tax expense and minority interest	4,185	2,792	7,471	5,373

	4,157	4,147	18,298	9,071

Earnings before extraordinary gain	16,530	17,005	59,423	46,008

Extraordinary gain, net of income tax expense (see Note 12)	—	—	11,805	—

Net earnings	16,530	17,005	71,228	46,008
Series A Preferred Stock dividends	(1,002)	(1,002)	(3,006)	(3,006)
Series B Convertible Preferred Stock dividends	(418)	(418)	(1,256)	(1,256)

Earnings available to common stockholders – basic	15,110	15,585	66,966	41,746
Series B Convertible Preferred Stock dividends	—	—	1,256	—

Earnings available to common stockholders – diluted	$15,110	$15,585	$68,222	$41,746

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings per share of common stock:
Basic:
Continuing operations	$0.20	$0.22	$0.70	$0.64
Discontinued operations	0.08	0.08	0.35	0.17
Extraordinary gain	—	—	0.22	—

Net earnings	$0.28	$0.30	$1.27	$0.81

Diluted:
Continuing operations	$0.20	$0.22	$0.70	$0.63
Discontinued operations	0.08	0.08	0.34	0.18
Extraordinary gain	—	—	0.22	—

Net earnings	$0.28	$0.30	$1.26	$0.81

Weighted average number of common shares outstanding:
Basic	53,651,776	51,672,012	52,596,163	51,288,732

Diluted	53,901,276	51,969,340	54,122,139	51,590,336

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$71,228	$46,008
Adjustment to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,017	660
Depreciation and amortization	15,891	13,613
Impairments	3,728	—
Amortization of notes payable discount	76	99
Amortization of deferred interest rate hedge gain	(243)	(379)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(1,291)	(3,954)
Distributions received from unconsolidated affiliates	3,293	7,207
Minority interests	(127)	1,660
Gain on disposition of real estate, Investment Portfolio	(9,712)	(1,138)
Extraordinary gain, net of taxes	(11,805)	—
Deferred income taxes	(1,351)	1,238
Transition costs	—	3,252
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(64,033)	(58,728)
Proceeds from disposition of real estate, Inventory Portfolio	52,225	56,033
Gain on dispositions of real estate, Inventory Portfolio	(17,080)	(14,930)
Decrease in real estate leased to others using the direct financing method	2,176	2,038
Increase in work in progress	(514)	—
Decrease (increase) in mortgages, notes and accrued interest receivable	110	(1,490)
Decrease (increase) in receivables	4,356	(1,973)
Decrease in mortgage residual interests	8,493	—
Decrease (increase) in accrued rental income	1,084	(3,068)
Increase in other assets	(1,025)	(938)
Increase in accrued interest payable	888	1,587
Decrease in other liabilities	(631)	(1,254)

Net cash provided by operating activities	56,753	45,543

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	35,867	19,674
Additions to real estate, Investment Portfolio, accounted for using the operating method	(112,128)	(80,036)
Investment in direct financing leases	(310)	—
Increase in mortgages and notes receivable	(16,028)	(1,767)
Mortgage and notes payments received	14,384	9,339
Increase in mortgages and other receivables from unconsolidated affiliates	—	(89,500)
Payments received on mortgages and other receivables from unconsolidated affiliates	—	79,100
Business combinations, net of cash acquired	19,610	1,068
Restricted cash	(26,500)	—
Acquisition of 1.3 percent interest in Services	(829)	—
Payment of lease costs	(599)	(1,427)
Other	(134)	(192)

Net cash used in investing activities	(86,667)	(63,741)

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from financing activities:
Proceeds from line of credit payable	187,200	280,800
Repayment of line of credit payable	(84,300)	(280,600)
Repayment of mortgages payable	(5,734)	(5,180)
Proceeds from notes payable	—	149,560
Proceeds from forward starting interest rate swap	—	4,148
Repayment of notes payable	(9,400)	(100,000)
Proceeds from financing lease obligation	—	26,041
Payment of debt costs	—	(1,450)
Proceeds from issuance of common stock	7,724	10,251
Payment of Series A Preferred Stock dividends	(3,006)	(3,006)
Payment of Series B Convertible Preferred Stock dividends	(1,256)	(1,256)
Payment of common stock dividends	(51,399)	(49,382)
Stock issuance costs	(6)	(142)

Net cash provided by financing activities	39,823	29,784

Net increase in cash and cash equivalents	9,909	11,586

Cash and cash equivalents at beginning of period	1,947	5,335

Cash and cash equivalents at end of period	$11,856	$16,921

Supplemental disclosure of cash flow information – interest paid, net of amount capitalized	$26,217	$23,856

Supplemental disclosure of non-cash investing and financing activities:
Issued 103,400 and 185,211 shares of restricted common stock in 2005 and 2004, respectively, pursuant to the Company’s 2000 Performance Incentive Plan	$1,951	$1,965

Surrender of 28,535 shares of restricted common stock	$431	$—

Acquisition of real estate held for investment and assumption of related mortgage payable	$—	$6,952

Disposition of real estate and transfer of related mortgage payable	$406	$2,251

Note and mortgage notes assumed in connection with real estate transactions	$1,015	$—

Mortgage note received in connection with real estate disposition	$1,400	$—

Issued 953,551 shares of common stock in 2004 in exchange for partnership interest	$—	$17,450

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”)	$31,160	$—

See accompanying notes to condensed consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2005 and 2004

(unaudited)

1.	Organization and Summary of Significant Accounting Practices:

Organization and Nature of Business – Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiary (“TRS”), Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling interest in Services. Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr. and Gary M. Ralston, each a former officer and director of the Company, (collectively, the “Services Investors”), owned the remaining 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent voting interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interest assets (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of September 30, 2005, the Company owned 464 Investment Properties, with aggregate gross leasable area of 8,972,000 square feet, located in 41 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, Uni-Mart and the United States of America. In addition to the Investment Properties, as of September 30, 2005, the Company had $26,632,000 and $69,917,000 in structured finance investments and mortgage residual interest assets, respectively. The inventory assets are operated through Services. Services, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). As of September 30, 2005, Services owned 39 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2005, may not be indicative of the results that may be expected for the year ending December 31, 2005. Amounts as of December 31, 2004, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K of Commercial Net Lease Realty, Inc. for the year ended December 31, 2004.

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

A TRS subsidiary develops real estate through various joint venture development affiliate agreements. The TRS subsidiary consolidates the joint venture development entities, eliminating significant intercompany balances and transactions and recording a minority interest for its other partners’ ownership percentage. The following table summarizes the investment entered into during the nine months ended September 30, 2005:

Date of Agreement	Entity Name	Agreement Type	Equity Ventures’ Ownership %
March 2005	CNLRS RGI Bloomingdale Exchange LLC	Limited Liability Company	50%

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of September 30, 2005, is $5,169,000. As of September 30, 2005, CNL Plaza, Ltd. had total assets and liabilities of $57,531,000 and $62,305,000, respectively.

In May 2005, the Company (through a wholly owned subsidiary of Services) exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”) (formerly CNL Commercial Finance, Inc.). As a result, effective May 2005, the Company consolidated OAMI in its condensed consolidated financial statements.

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 4). The Company exercises influence over these unconsolidated affiliates, but does not control them.

Investment Portfolio Intangible Assets and Liabilities – In connection with real estate acquisitions, values are assigned to the intangible assets or liabilities calculated as the difference between contractual rent and market value rent and value assigned to in-place leases. Deferred revenue/expense or deferred assets/liabilities recorded in connection with the difference between contractual rent and market rent value for acquired properties are amortized into rental revenue over the life of the leases. The value assigned to in-place leases is amortized over the life of the leases. For the nine months ended September 30, 2005, the Company recorded an impairment of intangible assets of $1,328,000. The Company did not recognize an impairment during the quarter ended September 30, 2005 or the quarter and nine months ended September 30, 2004. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. The Company determines if an impairment should be recognized if the undiscounted future cash flows expected to result from the use or sale of the long-lived asset are less than the current net book value. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the intangible asset exceeds the fair value of the asset.

Restricted Cash – Restricted cash consists of amounts held in restricted escrow accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) in December 2004 (prior to the Company exercising its option) (see Note 12). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at September 30, 2005 was $27,018,000. The carrying value of $26,500,000 is calculated as the present value of the expected release of monies.

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

Revenue Recognition – Rental revenues for non-development real estate assets are recognized when earned in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Earnings Per Share – Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net earnings per common share is computed by dividing net earnings available to common stockholders for each period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the denominator of the basic net earnings per common share computations and the denominator of the diluted net earnings per common share computations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of common shares outstanding	53,939,449	51,672,012	52,851,636	51,288,732
Restricted common stock	(287,673)	—	(225,473)	—

Weighted average number of common shares outstanding used in basic earnings per share	53,651,776	51,672,012	52,596,163	51,288,732

Weighted average number of common shares outstanding used in diluted earnings per share	53,939,449	51,672,012	52,851,636	51,288,732
Effect of dilutive securities:
Common stock options, deferred directors’ compensation and restricted common stock	(38,173)	297,328	(23,493)	301,604
Assumed conversion of Series B convertible Preferred Stock to common stock	—	—	1,293,996	—

Weighted average number of common shares outstanding used in diluted earnings per share	53,901,276	51,969,340	54,122,139	51,590,336

The following represents shares of potentially dilutive common shares which were not included in computing diluted earnings per common share because their effects were antidilutive:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
10,000 shares of Series B convertible preferred stock	1,293,996	1,293,996	—	1,293,996

Stock-Based Compensation – Effective January 1, 2003, the Company accounted for the stock-based compensation plan under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

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

The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings available to common stockholders – basic, as reported:	$15,110	$15,585	$66,966	$41,746
Add: Stock-based employee compensation expense included in reported net earnings	1	5	3	15
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(7)	(19)	(21)	(58)

Pro forma net earnings available to common stockholders	$15,104	$15,571	$66,948	$41,703

Net earnings available to common stockholders – diluted, as reported:	$15,110	$15,585	$68,222	$41,746
Add: Stock-based employee compensation expense included in reported net earnings	1	5	3	15
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(7)	(19)	(21)	(58)

Pro forma net earnings available to common stockholders	$15,104	$15,571	$68,204	$41,703

Net earnings available to common stockholders per common share as reported:
Basic	$0.28	$0.30	$1.27	$0.81

Diluted	$0.28	$0.30	$1.26	$0.81

Pro forma earnings available to common stockholders per common share:
Basic	$0.28	$0.30	$1.27	$0.81

Diluted	$0.28	$0.30	$1.26	$0.81

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. Notwithstanding the Company’s qualification for federal taxation as a real estate investment trust, the Company is subject to certain state and local taxes on its income and real estate.

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

New Accounting Standards – In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2005, FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and an amendment to Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The EITF consensus is limited to limited partnerships or similar entities that are not variable interest entities under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The consensus states that the general partners in a limited partnership should determine whether they control a limited partnership based on certain criteria. The consensus provides a framework that makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, therefore making it more likely that the general partner would be required to consolidate the limited partnership. For existing limited partnership agreements that have not been modified, the guidance should be applied in financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005. For all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The adoption of this consensus is not expected to have a significant impact on the financial position or results of operations of the Company.

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

Leases – The Company generally leases its Investment Properties to established tenants. As of September 30, 2005, 409 of the Investment Property leases have been classified as operating leases and 70 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 47 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2005 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of September 30, 2005, the weighted average remaining lease term was approximately 11 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
Land and improvements	$494,421	$431,867
Buildings and improvements	718,513	631,306
Leasehold interests	2,532	2,532

	1,215,466	1,065,705
Less accumulated depreciation and amortization	(74,035)	(61,720)

	1,141,431	1,003,985
Construction in progress	1,085	7,025

	1,142,516	1,011,010
Less impairment	(2,035)	(1,613)

	$1,140,481	$1,009,397

3.	Real Estate – Inventory Portfolio:

As of September 30, 2005, Services owned 39 Inventory Properties: 21 completed inventory, 13 under construction and 5 land parcels. As of December 31, 2004, Services owned 21 Inventory Properties: 10 complete inventory, seven under construction and four land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
Inventory:
Land	$11,352	$16,449
Building	15,484	17,660
Accumulated depreciation	(43)	(81)

	26,793	34,028

Under construction:
Land	35,972	13,826
Work in process	17,546	10,195

	53,518	24,021

	$80,311	$58,049

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$(138)	1	$2,413	3	$708	6	$4,126
Minority interest		—		(1,448)		—		(1,430)

Total continuing operations		(138)		965		708		2,696

Discontinued operations	4	11,292	9	6,924	15	15,807	17	10,224
Intersegment eliminations		426		470		565		580
Minority interest		(5,393)		(3,232)		(5,393)		(3,232)

Total discontinued operations		6,325		4,162		10,979		7,572

	5	$6,187	10	$5,127	18	$11,687	23	$10,268

4.	Investments in Unconsolidated Affiliates:

For additional investment in unconsolidated affiliate disclosures see Note 12 – Business Combinations.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $5,834,000, plus interest. Interest accrues based on a tiered rate structure with a maximum of 300 basis points above LIBOR (the current interest rate is 175 basis points above LIBOR). This guarantee shall continue through the loan maturity in December 2010. The fair value of the Company’s guarantee is $66,000. During the nine months ended September 30, 2005 and 2004, the Company received $396,000 and $248,000 in distributions from Plaza. For the nine months ended September 30, 2005 and 2004, the Company recognized a loss from Plaza of $136,000 and $169,000, respectively, of which a loss of $53,000 and $56,000 was recognized during the quarters ended September 30, 2005 and 2004, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease. Other affiliates of James M. Seneff, Jr. also lease office space from Plaza. During the nine months ended September 30, 2005 and 2004, the Company incurred rental expenses in connection with the lease of $775,000 and $760,000, respectively, $258,000 and $254,000 which was incurred during the quarters ended September 30, 2005 and 2004, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the nine months ended September 30, 2005 and 2004, the Company earned $298,000 and $266,000, respectively, in rental and accrued rental income from these affiliates, $100,000 and $87,000 of which was earned the quarters ended September 30, 2005 and 2004, respectively.

5.	Notes Receivable:

As of September 30, 2005, the structured finance investments bear a weighted average interest rate of 13.7% per annum, of which 11.4% is payable monthly and the remaining 2.3% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January and November, 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of September 30, 2005 and December 31, 2004, the outstanding receivable balance of the structured finance investments was $26,632,000 and $29,390,000, respectively.

6.	Mortgage Residual Interests:

OAMI holds the residual interests from seven securitizations. The following table summarizes the investment interests in each of the transactions:

	Investment Interest
Securitization	Company (1)	OAMI (2)	3rd Party
BYL 99-1	—	59.0%	41.0%
CCMH I, LLC	42.7%	57.3%	—
CCMH II, LLC	44.0%	56.0%	—
CCMH III, LLC	36.7%	63.3%	—
CCMH IV, LLC	38.3%	61.7%	—
CCMH V, LLC	38.4%	61.6%	—
CCMH VI, LLC	—	100.0%	—

(1)	The Company owned these investment interests prior to its acquisition of the equity interest in OAMI in May 2005.
(2)	The Company owns 78.9 percent of OAMI’s investment interest.

Each of the residual interests is recorded at fair market value based upon a discounted cash flow analysis. The Company’s previous investment interest in the residual assets is recorded at fair market value, including other comprehensive income of $1,254,000.

7.	Notes Payable – Secured:

The Company’s consolidated financial statements included the following notes payable as a result of the acquisition of OAMI as of September 30, 2005 (see Note 12) (dollars in thousands):

	Principal Balance	Stated Rate	Maturity Date
02-1 Notes (1) (2)	$14,000	10%	December 2007
03-1 Notes (2) (3)	$16,000	10%	June 2008

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

In connection with the acquisition of NAPE, the Company assumed a $20,800,000 term note payable (“Term Note”). The principal balance on the Term Note is due in full upon the expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 4.99% at September 30, 2005. In accordance with the terms of Term Note, the Company is required to meet certain restrictive financial covenants, which among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

9.	Income Taxes:

For income tax purposes, the Company has one TRS, Services, in which certain real estate activities are conducted. Services treats depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between Services’ effective tax rates for the quarters and nine months ended September 30, 2005 and 2004 and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax liability consist of the following (dollars in thousands):

	September 30, 2005	December 31, 2004
Temporary differences:
Depreciation	$(127)	$(211)
Stock based compensation	39	59
Equity investments	139	56
Cost/basis difference	(25,405)	—
Other	79	(96)

Net deferred income tax liability	$(25,275)	$(192)
Current income taxes asset payable	489	(510)

Income tax liability	$(24,786)	$(702)

The income tax (expense) benefit consists of the following (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss) of Services before income taxes	$4,832	$2,761	$26,285	$3,106
Provision for income taxes:
Current:
Federal	(1,438)	—	(2,135)	—
State and local	(270)	—	(401)	—
Deferred:
Federal	(339)	(883)	(537)	(1,089)
Extraordinary Gain – Federal	—	—	(6,081)	—
State and local	(63)	(165)	(101)	(205)
Extraordinary Gain – State	—	—	(1,142)	—

Total provision for income taxes	(2,110)	(1,048)	(10,397)	(1,294)

Total Services’ net earnings	$2,722	$1,713	$15,888	$1,812

10.	Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of September 30, 2005, as discontinued operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income from operating leases	$117	$1,259	$3,205	$3,184
Earned income from direct financing leases	—	63	—	191
Real estate expense reimbursement from tenants	—	1	—	4
Interest and other income from real estate transactions	30	50	233	207

	147	1,373	3,438	3,586

Expenses:
General and administrative	—	(9)	10	(4)
Real estate	66	72	236	282
Depreciation and amortization	4	151	42	571
Impairments	—	—	1,978	—
Interest	16	57	57	177

	86	271	2,323	1,026

Earnings from discontinued operations before gain on disposition of real estate	61	1,102	1,115	2,560

Gain (loss) on disposition of real estate	(89)	253	9,712	1,138

Earnings (loss) from discontinued operations	$(28)	$1,355	$10,827	$3,698

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized an $1,978,000 impairment on its Investment Portfolio during the nine months ended September 30, 2005. The Company did not recognize an impairment in discontinued operations during the quarter ended September 30, 2005 or the quarter and nine months ended September 30, 2004.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of September 30, 2005, as discontinued operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income from operating leases	$250	$590	$1,394	$1,738
Real estate expense reimbursement from tenants	1	46	39	168
Gain on disposition of real estate held for sale	11,718	7,394	16,372	10,804
Interest and other income from real estate transactions	614	—	805	81

	12,583	8,030	18,610	12,791

Expenses:
General and administrative	20	16	33	23
Real estate	34	84	166	242
Depreciation and amortization	—	1	21	1
Interest	131	73	651	227

	185	174	871	493

Earnings from discontinued operations before provision for income taxes and minority interest	12,398	7,856	17,739	12,298

Income tax expense	(2,560)	(1,709)	(4,571)	(3,287)
Minority interest	(5,653)	(3,355)	(5,697)	(3,638)

Earnings from discontinued operations	$4,185	$2,792	$7,471	$5,373

11.	Performance Incentive Plan:

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants for the nine months ended September 30, 2005:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers:
March 2005	92,900	1/5	5	January 1, 2010
April 2005	7,000	1/7	7	January 1, 2012
July 2005	500	1/7	7	January 1, 2012

	100,400

Directors:
June 2005	3,000	1/2	2	January 1, 2007

	3,000

During the nine months ended September 30, 2005, the Company cancelled 28,535 shares of restricted stock. Compensation expense for the restricted stock is determined based upon fair value at the date of grant and is recognized as the greater of the amount amortized over a straight-line basis or the amount vested over the vesting periods.

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

The Company’s net earnings for the quarter and nine months ended September 30, 2005, includes OAMI’s net earnings since the date of the acquisition of $661,000 and $1,076,000, respectively.

Between June 2001 and July 2003, a wholly-owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”) entered into five limited liability company (“LLC”) agreements (collectively, “LLCs”) with OAMI. Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI in May 2005, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting (see Note 6).

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI in May 2005, OAMI is no longer accounted for as an equity investment and is now included in the Company’s consolidated financial statements. During the nine months ended September 30, 2005 and 2004, the Company received $2,749,000 and $6,959,000, respectively, in distributions from the LLCs. For the nine months ended September 30, 2005 and 2004, the Company recognized $1,467,000 and $3,886,000 of earnings, respectively. The Company recognized $1,235,000 during the quarter ended September 30, 2004 from the LLCs. The Company did not recognize earnings from the LLCs during the quarter ended September 30, 2005.

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

The Company’s net earnings for the quarter and nine months ended September 30, 2005, includes NAPE’s net earnings since the date of acquisition of $849,000 and $1,009,000, respectively.

13.	Related Party Transactions:

For additional related party disclosures see Notes 4 and 12.

In June 2005, James M. Seneff, Jr. and Robert A. Bourne each retired from the Board of Directors.

In September 2000, a wholly owned subsidiary of Services entered into a line of credit agreement, as amended in September 2004, for $35,000,000, with OAMI. Interest was payable monthly and the principal balance was due in full upon termination of the line of credit. In December 2004, the credit agreement was terminated. During the nine months ended September 30, 2004, the Company recognized $1,325,000 of interest and fee income related to the line of credit, of which $559,000 was recognized during the quarter ended September 30, 2004.

An affiliate of James M. Seneff, Jr., a former director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company incurred $769,000 in fees relating to these services during the nine months ended September 30, 2004, of which $242,000 was incurred during the quarter ended September 30, 2004. The Company did not incur any additional expenses during the quarter or nine months ended September 30, 2005.

The Company provided disposition and development services to an affiliate of James M. Seneff Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. In connection therewith, during the quarter and nine months ended September 30, 2005 the Company received an aggregate of $180,000 and $886,000, respectively, in fees.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. In June 2005, the Company received the outstanding principal balance for three of the mortgage loans. In July 2005, the Company received the entire outstanding principal balance for the remaining mortgage loan. As of December 31, 2004, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest receivable on the balance sheet was $2,482,000. In connection therewith, the Company recorded $96,000 as interest and other income from real estate transactions during the nine months ended September 30, 2005. During the quarter and nine months ended September 30, 2004, the Company recorded $187,000 and $62,000, respectively, as interest and other income from real estate transactions.

Prior to January 2005, the Company held a 98.7 percent, non-controlling interest in Services. In January 2005, the Company entered into a purchase agreement with Services Investors, which provided that the Company would acquire their collective 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company paid Services Investors $870,000 for the 1.3 percent voting interest, as determined by a third-party valuation. The Company allocated the difference between the purchase price, including transaction costs, and the book value of the 1.3 percent interest to the fair market value of the assets and liabilities acquired. The fair value of the assets and liabilities was determined by the third-party valuation, and the excess purchase price was allocated to the acquired assets on a pro rata basis, in accordance with the third-party valuation report.

14.	Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following table represents the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2005
External revenues	$35,219	$12,920	$—	$48,139
Intersegment revenues	$1,119	$(426)	$(693)	$—
Earnings from continuing operations	$19,355	$(4,260)	$(2,722)	$12,373
Net earnings	$19,327	$(75)	$(2,722)	$16,530
Total assets	$1,548,845	$143,072	$(142,540)	$1,549,377

2004
External revenues	$31,925	$11,448	$—	$43,373
Intersegment revenues	$1,327	$(470)	$(857)	$—
Earnings from continuing operations	$15,649	$(1,078)	$(1,713)	$12,858
Net earnings	$17,005	$1,713	$(1,713)	$17,005
Total assets	$1,323,258	$113,291	$(108,717)	$1,327,832

The following table represents the segment data and a reconciliation to the Company’s condensed consolidated totals for the nine months ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2005
External revenues	$106,624	$20,884	$—	$127,508
Intersegment revenues	$2,282	$(565)	$(1,717)	$—
Earnings from continuing operations	$65,119	$3,699	$(15,888)	$52,930
Net earnings	$75,946	$11,170	$(15,888)	$71,228
Total assets	$1,548,845	$143,072	$(142,540)	$1,549,377

2004
External revenues	$95,415	$18,894	$—	$114,309
Intersegment revenues	$2,663	$(580)	$(2,083)	$—
Earnings from continuing operations	$42,310	$(3,561)	$(1,812)	$36,937
Net earnings	$46,008	$1,812	$(1,812)	$46,008
Total assets	$1,323,258	$113,291	$(108,717)	$1,327,832

15.	Subsequent Event:

Effective November 1, 2005, Commercial Net Lease Realty Services, Inc. merged into Commercial Net Lease Realty, Inc. A former TRS subsidiary became the TRS holding company for the Company’s development and exchange activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” The terms “Registrant” or “Company” refer to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified real estate investment trust (“REIT”) subsidiaries of Commercial Net Lease Realty, Inc., additionally, the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (the “NNN TRS”).

Although management believes that the expectations reflected in the forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause a difference include the following:

•	the ability of tenants to make payments under their respective leases, including the Company’s reliance on certain major tenants and the ability of the Company to re-lease properties that are currently vacant or that become vacant;

•	the ability of the Company to locate suitable tenants for its properties;

•	changes in real estate market conditions;

•	the inherent risks associated with owning real estate (including: local real estate market conditions, governing laws and regulations and illiquidity of real estate investments);

•	the ability to sell properties at an attractive price;

•	the ability of borrowers to make payments of principal and interest under structured finance investments made by the Company to such borrowers;

•	the ability of the Company to gain access to the underlying collateral for any structured finance investments made by the Company to borrowers;

•	the ability of the Company to repay debt financing obligations;

•	the ability of the Company to refinance amounts outstanding under its credit facilities at maturity on terms favorable to the Company;

•	the Company’s continued ability to raise capital through the issuance of debt or equity;

•	the availability of other debt and equity financing alternatives;

•	market conditions affecting the Company’s equity capital;

•	changes in interest rates under the Company’s current credit facilities and under any additional variable rate debt arrangements that the Company may enter into in the future;

•	the ability of the Company to be in compliance with certain debt covenants;

•	changes in the fair value of mortgage residual interests;

•	changes in default rates or prepayment rates of mortgage loans underlying mortgage residual interests; or other changes in the assumptions used to determine the value of these interests;

•	the reliability of prior loan underwriting documents and acts related to the mortgage loans underlying the mortgage residual interests;

•	the loss of any member of the Company’s management team;

•	the ability of the Company to successfully implement its selective acquisition strategy or to fully realize the anticipated benefits of renovation or development projects;

•	the ability of the Company to integrate acquired properties and operations into existing operations;

•	the ability of the Company to maintain internal controls and processes to ensure all transactions are accounted for properly, all relevant disclosures and filings are timely made in accordance with all rules and regulations, and any potential fraud or embezzlement is thwarted or detected;

•	changes in general economic conditions;

•	changes in federal or state tax rules or regulations that could have adverse tax consequences; and

•	the ability of the Company to qualify as a real estate investment trust for federal income tax purposes.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements. Management of the Company currently knows of no trends that will have a material adverse effect on its liquidity, capital resources or results of operations.

Overview

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated REIT formed in 1984. The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interest assets (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of September 30, 2005, the Company owned 464 Investment Properties, with an aggregate gross leasable area of 8,972,000 square feet, located in 41 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, Uni-Mart and the United States of America. In addition to the Investment Properties, as of September 30, 2005, the Company had $26,632,000 and $69,917,000 in structured finance investments and mortgage residual interest assets, respectively.

As of October 31, 2005, the inventory assets were operated through Commercial Net Lease Realty Services, Inc. (“Services”) and its majority owned and controlled subsidiaries. Effective November 1, 2005, Services merged with and into Commercial Net Lease Realty, Inc., and a former Services subsidiary became the holding company for the Company’s development and exchange activities. The inventory assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS, develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of September 30, 2005, the NNN TRS owned 39 Inventory Properties: 21 completed inventory, 13 under construction and 5 land parcels. The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company include items such as, the composition of the Company’s Investment Portfolio and structured finance investments (such as tenant, geographic and industry classification diversification), the occupancy rate of the Company’s Investment Portfolio, certain financial performance ratios and profitability measures, industry trends and performance compared to that of the Company, and returns the Company receives on its invested capital.

Liquidity

General. Historically, the Company’s demand for funds has been primarily for (i) payment of operating expenses and dividends, (ii) property acquisitions, structured finance investments, capital expenditures and development, either directly or through investment interests, (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of September 30, 2005. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2005. As the table incorporates only those exposures that exist as of September 30, 2005, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2005	2006	2007	2008	2009	Thereafter
Long-term debt (1)	$548,884	$2,660	$23,991	$20,913	$113,190	$21,800	$366,330
Revolving credit facility	120,800	—	120,800	—	—	—	—
Operating lease	12,226	296	1,200	1,236	1,273	1,311	6,910

Total contractual cash obligations(2)	$681,910	$2,956	$145,991	$22,149	$114,463	$23,111	$373,240

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, notes payable and financing lease obligation and excludes unamortized note discounts and unamortized interest rate hedge gain.
(2)	Excludes $5,513,000 of accrued interest payable.
(3)	As of September 30, 2005, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”).

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financings.

In connection with the development of 13 Inventory Properties, the Company has agreed to fund construction commitments of $51,970,000, of which $31,670,000 has been funded as of September 30, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

The Company has also guaranteed 41.67 percent of a $14,000,000 promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $5,834,000, plus interest, and the guarantee shall continue through the loan maturity in December 2010. In the event the Company is required to perform under this guarantee, the Company would potentially use proceeds from its revolving credit facility.

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

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of October 31, 2005, the Company owns 10 vacant, unleased Investment Properties, which account for approximately 1.8 percent of the total gross leasable area of the Company’s Investment Portfolio. Additionally, 1.0 percent of the total gross leasable area of the Company’s Investment Portfolio is leased to three tenants that have filed a voluntary petition for bankruptcy under either Chapter 7 or Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenants have the right to reject or affirm its lease with the Company.

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 2005 and 2004, the Company declared and paid dividends to its common stockholders of $51,399,000 and $49,382,000, respectively, or $0.975 and $0.965 per share, respectively, of common stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For each of the nine months ended September 30, 2005 and 2004, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $3,006,000 or $1.6875 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For each of the nine months ended September 30, 2005 and 2004, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $1,256,000, or $125.625 per share of stock.

Restricted Cash. Restricted cash consists of amounts held in restricted escrow accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) (see “Business Combinations”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at September 30, 2005 was $27,018,000. The carrying value of $26,500,000 is calculated as the present value of the expected release of monies.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the nine months ended September 30, 2005 and 2004, the Company generated $56,753,000 and $45,543,000, respectively, of net cash from operating activities. The change in cash provided by operations for the nine months ended September 30, 2005 and 2004, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of retail properties, either directly or through investment interests and structured finance investments. As of September 30, 2005, there were no material changes in the Company’s indebtedness other than those discussed below.

In May 2003, the Company entered into an amended and restated loan agreement for a $225,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $225,000,000 from $200,000,000, (ii) lowering the interest rates of the tiered rate structure from a maximum of 150 points above LIBOR to a maximum rate of 135 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 100 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 30 basis points per annum (based upon the debt rating of the Company), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 9, 2006 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2006, which the Company may request to be extended for an additional 12-month period with the consent of the lender. As of September 30, 2005, $120,800,000 was outstanding and approximately $104,200,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit. In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

Notes Payable – Secured. The Company’s consolidated financial statements included the following notes payable as of September 30, 2005 as a result of the acquisition of equity interest of Orange Avenue Mortgage Investments, Inc. (“OAMI”) (dollars in thousands) (see “Business Combinations”):

	Principal Balance	Stated Rate	Maturity Date
02-1 Notes (1) (2)	$14,000	10%	December 2007
03-1 Notes (2) (3)	$16,000	10%	June 2008

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

Note Payable. In connection with the acquisition of National Properties Corporation (“NAPE”), the Company assumed a $20,800,000 term note payable (“Term Note”), and a line of credit with an outstanding balance of $7,400,000. The line of credit was paid in full with proceeds from the Company’s existing line of credit during June 2005. The principal balance on the Term Note is due in full upon the expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 4.99% at September 30, 2005. In accordance with the terms of Term Note, the Company is required to meet certain restrictive financial covenants, which among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

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

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted stock to certain officers and directors of the Company. The following information is a summary of the restricted stock grants subsequent to December 31, 2004:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers:
March 2005	92,900	1/5	5	January 1, 2010
April 2005	7,000	1/7	7	January 1, 2012
July 2005	500	1/7	7	January 1, 2012

Total issued	100,400

Directors:
June 2005	3,000	1/2	2	January 1, 2007

Total issued	3,000

During the nine months ended September 30, 2005, the Company cancelled 28,535 shares of restricted stock.

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

As of September 30, 2005, the structured finance investments bear a weighted average interest rate of 13.7% per annum, of which 11.4% is payable monthly and the remaining 2.3% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January and November, 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of September 30, 2005 and December 31, 2004, the outstanding receivable balance of the structured finance investments was $26,632,000 and $29,390,000, respectively.

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

Between June 2001 and July 2003, a wholly-owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”) entered into five limited liability company (“LLC”) agreements (collectively, “LLCs”) with OAMI. Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to May 2005, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

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

Results of Operations

Property Analysis – Investment Portfolio

General. As of September 30, 2005, the Company owned 464 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, CVS, Eckerd, OfficeMax, The Sports Authority, Uni-Mart and the United States of America. Approximately 99 percent of the gross leasable area of the Company’s portfolio of Investment Properties was leased at September 30, 2005. The following table summarizes the Company’s portfolio of Investment Properties:

	September 30, 2005	December 31, 2004	September 30, 2004
Investment Properties Owned:
Number	464	362	352
Total gross leasable area (square feet)	8,972,000	8,542,000	8,250,000

Investment Properties Leased:
Number	456	351	337
Total gross leasable area (square feet)	8,902,000	8,322,000	7,965,000
Percent of total gross leasable area	99%	97%	97%
Weighted average remaining lease term (years)	11	10	10

The Company regularly evaluates its (i) Investment Portfolio, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may decide to acquire or dispose of a given property or portfolio of properties.

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving Credit Facility, proceeds from debt or equity offerings and, to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Acquisitions:
Number of Investment Properties	40	11	110	20
Gross leasable area (square feet)	175,000	130,000	879,000	502,000

Tenant improvements
Number of Investment Properties	1	—	2	1

Total dollars invested	$49,557,000	$30,067,000	$175,712,000	$84,129,000

Property acquisitions for 2005 include the 43 properties with an aggregate gross leasable area of 399,000 square feet acquired as a result of the merger with NAPE in June 2005.

Property Dispositions. The Company typically uses property sales proceeds to either (i) pay down the outstanding indebtedness of the Company’s Credit Facility or (ii) reinvest in real estate. The following table summarizes the properties held for investment sold by the Company:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Number of properties	3	5	9	14
Gross leasable area	44,000	21,000	449,000	92,000
Net sales proceeds	$3,744,000	$5,670,000	$36,959,000	$19,674,000
Net gain (loss)	$(89,000)	$253,000	$9,712,000	$1,138,000

During the quarter and nine months ended September 30, 2005, the Company used the proceeds from the dispositions to reinvest in real estate and to pay down the outstanding indebtedness under the Company’s Credit Facility. During the quarter and nine months ended September 30, 2004, the Company used the proceeds from the dispositions to pay down the outstanding indebtedness under the Company’s Credit Facility.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified all Investment Properties sold and any leasehold interest that expires subsequent to December 31, 2001, as discontinued operations.

Property Analysis – Inventory Portfolio

General. The Company’s inventory real estate assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	September 30, 2005	December 31, 2004	September 30, 2004
Development Portfolio:
Completed Properties	3	4	4
Properties under construction	13	7	6
Land parcels	5	4	3

	21	15	13

Exchange Portfolio	18	6	10

Total Inventory Properties	39	21	23

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s Credit Facility and proceeds from debt or equity offerings. The following table summarizes the Inventory Property acquisitions:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Development Portfolio:
Number of properties	7	2	13	11
Dollars invested	$6,461,000	$1,198,000	$25,360,000	$16,900,000

Exchange Portfolio:
Number of properties	17	8	23	13
Dollars invested	$12,670,000	$7,278,000	$14,636,000	$18,057,000

Construction:
Dollars invested	$12,826,000	$7,448,000	$24,183,000	$24,432,000

Total dollars invested	$31,957,000	$15,924,000	$64,178,000	$59,389,000

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of Inventory Properties included in continuing and discontinued operations for each of the quarters and nine months ended September 30 (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development	3	$10,940	4	$9,087	8	$14,562	3	$13,943
Exchange	2	214	2	250	10	1,953	11	407
Intercompany eliminations	—	426	—	470	—	565	—	580
Minority interest	—	(5,393)	—	(4,680)	—	(5,393)	—	(4,662)

	5	$6,187	6	$5,127	18	$11,687	14	$10,268

Analysis of Revenue From Continuing Operations

General. During the quarter and nine months ended September 30, 2005, the Company’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes the Company’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
Rental income(1)	$29,644	84.7%	$27,498	84.0%	$89,679	86.0%	$81,398	85.8%
Real estate expense reimbursement from tenants	1,184	3.4%	931	2.8%	4,221	4.0%	3,926	4.1%
Gain (loss) on disposition of real estate, Inventory Portfolio	(138)	(0.4)%	2,413	7.4%	708	0.7%	4,126	4.4%
Interest and other income from real estate transactions	1,507	4.3%	1,890	5.8%	4,940	4.8%	5,423	5.7%
Interest income on mortgage residual interests	2,797	8.0%	—	—	4,719	4.5%	—	—

Total revenues from continuing operations	$34,994	100.0%	$32,732	100.0%	$104,267	100.0%	$94,873	100.0%

(1)	Includes rental income from operating leases and earned income from direct financing leases from continuing operations (“Rental Income”).

During the quarter ended September 30, 2005, the Company capitalized certain overhead costs included in general and administrative, real estate and interest expenses and deferred certain rental income related to the construction of tenant improvements on one of the Company’s Investment Properties related to prior periods. The net effect of the expense capitalization and the deferred revenue (collectively, the “TI Completion”) did not have a material impact on the Company’s condensed consolidated financial statements for the quarter and nine months ended September 30, 2005.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
Investment Portfolio	$35,072	100.2%	$30,552	93.3%	$103,185	99.0%	$91,828	96.8%
Inventory Portfolio	(78)	(0.2)%	2,180	6.7%	1,082	1.0%	3,045	3.2%

Total revenue from continuing operations	$34,994	100.0%	$32,732	100.0%	$104,267	100.0%	$94,873	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Rental Income increased 10.2 percent for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, and Rental Income increased 7.8 percent for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. Increases in Rental Income are primarily attributable to the addition of an aggregate gross leasable area of 879,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of 110 Investment Properties during the nine months ended September 30, 2005, of which 134,000 square feet is attributable to the 40 Investment Properties acquired during the quarter ended September 30, 2005. However, this increase is partially offset by (i) the TI Completion and (ii) the Investment Property dispositions since September 30, 2004.

The gain on disposition of Inventory Properties included in continuing operations decreased for the quarter and nine months ended September 30, 2005, as compared to the quarter and nine months ended September 30, 2004, primarily due to the number of properties sold and the varying gross margin on sales of Inventory Properties. The following table summarizes the property dispositions included in continuing operations:

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing Operations	1	$(138)	1	$2,413	3	$708	6	$4,126
Minority interest	—	—	—	(1,448)	—	—	—	(1,430)

Total continuing operations	1	$(138)	1	$965	3	$708	6	$2,696

Interest and other income from real estate transactions decreased 20.3 and 8.9 percent for the quarter and nine months ended September 30, 2005, respectively, as compared to the quarter and nine months ended September 30, 2004, primarily due to a decrease in interest earned on the structured finance investments for the quarter and nine months ended September 30, 2005. The outstanding principal balance of the structured finance investments as of September 30, 2005 and 2004, was $26,632,000 and $46,663,000, respectively. However, the decrease was partially offset by the $180,000 and $886,000 of fee income received during the quarter and nine months ended September 30, 2005 in connection with the disposition and development services the Company provided to an affiliate of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors.

During the nine months ended September 30, 2005 the Company recorded $4,719,000 in interest income from mortgage residual interests resulting from the acquisition of 78.9 percent of OAMI in May 2005, of which $2,797,000 was recorded during the quarter ended September 30, 2005 (see “Business Combinations”).

Expense Analysis

General. During the quarters and nine months ended September 30, 2005, operating expenses decreased as a percentage of total revenues from continuing operations compared to the quarter and nine months ended September 30, 2004. The following summarizes the Company’s expenses (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
General and administrative	$6,232	40.6%	$5,847	45.2%	$16,841	40.0%	$17,148	41.2%
Real estate	2,207	14.4%	2,787	21.5%	7,683	18.2%	8,844	21.3%
Depreciation and amortization	6,473	42.2%	4,267	32.9%	15,828	37.6%	12,377	29.7%
Transition costs	—	—	52	0.4%	—	—	3,252	7.8%
Impairments	422	2.8%	—	—	1,750	4.2%	—	—

Total operating expenses from continuing operations	$15,334	100.0%	$12,953	100.0%	$42,102	100.0%	$41,621	100.0%

General and administrative expenses increased by 6.6 percent for the quarter ended September 30, 2005, and remained proportionate as a percentage of total revenues at 17.8 percent. General and administrative expenses increased for the quarter ended September 30, 2005, primarily as a result of (i) an increase in state taxes, and (ii) increases in expenses related to personnel. The increase in general and administrative expenses was partially offset by the TI Completion.

General and administrative expenses decreased 1.8 percent for the nine months ended September 30, 2005, and decreased as a percentage of total revenues by 1.9 percent to 16.2 percent. General and administrative expenses decreased for the nine months ended September 30, 2005, primarily as a result of (i) decreases in expenses related to professional services provided to the Company, (ii) decreases in pursuit costs, and (iii) an increase in expenses capitalized to properties under construction and the TI Completion. The decrease in general and administrative expenses was partially offset by (i) an increase in state taxes and (ii) increases in expenses related to personnel.

Real estate expenses decreased 13.1 percent for the nine months ended September 30, 2005, and decreased as a percentage of total revenues from 9.3 to 7.4 percent for the nine months ended September 30, 2005. Real estate expenses decreased 20.8 percent for the quarter ended September 30, 2005, percent, and decreased as a percentage of total revenues from 8.5 to 6.3 for the quarter ended September 30, 2005. The decrease for the quarter and nine months ended September 30, 2005 is primarily related to (i) a decrease in tenant reimbursable real estate expenses, (ii) a decrease in property expenses related to vacant properties due to an increased property occupancy rate from 97 as of December 31, 2004 to 99 percent as of September 30, 2005, and (iii) the TI Completion.

Depreciation and amortization expense increased 27.9 percent for the nine months ended September 30, 2005, and increased from 13.0 to 15.2 percent of total revenues for the nine months ended September 30, 2005. Depreciation and amortization expense increased 51.7 percent for the quarter ended September 30, 2005, and increased from 13.0 to 18.5 percent of total revenues for the quarter ended September 30, 2005. The increase in depreciation and amortization expense for the quarter and nine months ended September 30, 2005, is primarily attributable to the depreciation on (i) the 110 Investment Properties with an aggregate gross leasable area of 879,000 square feet acquired during the nine months ended September 30, 2005, (ii) the 36 Investment Properties with an aggregate gross leasable area of 825,000 square feet acquired during the year ended December 31, 2004, and (iii) the TI Completion.

During the quarter and nine months ended September 30, 2004, the Company recorded transition costs of $52,000 and $3,252,000, respectively, including severance, accelerated vesting of restricted stock and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. After such review, the Company recognized a $422,000 and $1,750,000 impairment on its Investment Portfolio during the quarter and nine months ended September 30, 2005, respectively.

Analysis of Other Expenses and Revenues

General. During the quarter and nine months ended September 30, 2005, interest expense increased as a result of increased borrowing levels in connection the acquisition of additional properties but remained generally proportionate to the Company’s total revenues and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
		Percent of Total		Percent of Total		Percent of Total		Percent of Total
Interest and other income	$(415)	(5.1)%	$(1,238)	(16.8)%	$(1,191)	(5.0)%	$(3,057)	(14.6)%
Interest expense	8,496	105.1%	8,614	116.8%	25,169	105.0%	24,042	114.6%

Total other expenses (revenues) from continuing operations	$8,081	100.0%	$7,376	100.0%	$23,978	100.0%	$20,985	100.0%

Compared to prior year amounts, other expenses (revenues) increased 14.3 percent for the nine months ended September 30, 2005 and increased 9.6 percent for the quarter ended September 30, 2005. However other expenses (revenues) remained relatively proportionate to total revenues, ranging between 22.1 and 23.1 percent of total revenues for the each of quarters and nine months ended September 30, 2005 and 2004.

Interest expense decreased 1.4 and increased 4.7 percent for the quarter and nine months ended September 30, 2005, respectively, but remained relatively proportionate as a percentage of total revenues for both the quarter and nine months ended September 30, 2005. For both the quarters and nine months ended September 30, 2005 and 2004, interest expense ranged between 24.1 and 26.3 percent of total revenues.

The increase in interest expense for the nine months ended September 30, 2005 was primarily attributable to (i) an increase to $491,539,000 in the average long-term fixed rate debt outstanding as of September 30, 2005, (ii) the $26,041,000 financing lease obligation entered into in July 2004, and (iii) the $30,000,000 secured notes payable assumed in May 2005, in connection with the 78.9 percent equity interest in OAMI. There was a $768,000 decrease in the average variable rate debt outstanding as of September 30, 2005; however, the weighted average interest rate was approximately 189 basis points higher during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase in interest expense was partially offset by (i) the TI Completion, and (ii) the Company refinanced $100,000,000 of notes payable with an effective interest rate of 7.5% in June 2004 with a new issuance of notes payable with an effective interest rate of 5.9% due in June 2014.

The decrease in interest expense for the quarter ended September 30, 2005 was primarily attributable to the TI Completion, however, the decrease was partially offset by the $30,000,000 secured notes payable assumed in connection with the 78.9 percent equity interest in OAMI.

Unconsolidated Affiliates

During the nine months ended September 30, 2005 and 2004, the Company recognized equity in earnings of unconsolidated affiliates of $1,291,000 and $3,694,000, respectively, $111,000 and $1,155,000 of which was recognized during the quarters ended September 30, 2005 and 2004, respectively. The decrease in equity in earnings of unconsolidated affiliates was primarily attributable to the acquisition of 78.9 percent equity interest in OAMI in May 2005. OAMI is no longer accounted for as an equity investment and is now included in the Company’s consolidated financial statements.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and expired leasehold interests subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related to any Investment Property that was held for sale at September 30, 2005. The Company also classified the revenues and expenses of its Inventory Properties that were sold and generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale which had generated rental revenues as of September 30, 2005. The following table summarizes the earnings from discontinued operations for the quarters ended September 30 (dollars in thousands):

	2005			2004
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	3	$(89)	$(28)	5	$253	$1,355
Inventory Portfolio, net of minority interest	4	6,325	4,185	5	4,162	2,792

	7	$6,236	$4,157	10	$4,415	$4,147

The following table summarizes the earnings from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2005			2004
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	9	$9,712	$10,827	14	$1,138	$3,698
Inventory Portfolio	15	10,979	7,471	8	7,572	5,373

	24	$20,691	$18,298	22	$8,710	$9,071

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $1,978,000 impairment on its Investment Portfolio during nine months ended September 30, 2005. The Company did not recognize an impairment in discontinued operations during the quarter ended September 30, 2005 or the quarter and nine months ended September 30, 2004.

The Company occasionally sells Investment Properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Extraordinary Gain

During the nine months ended September 30, 2005, the Company recognized an extraordinary gain of $11,805,000 net of income tax expense of $7,223,000, which is the difference between the Company’s portion of the net assets acquired in the acquisition of 78.9 percent equity interest in OAMI at fair market value and the purchase price (see “Business Combinations”).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt used to finance the Company’s development and acquisition activities and for general corporate purposes. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt.

The Company had no outstanding derivatives as of September 30, 2005 and December 31, 2004.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of September 30, 2005 and December 31, 2004. The table presents principal cash flows and related interest rates by year of expected maturity for debt obligations outstanding as of September 30, 2005. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of September 30, 2005, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Debt Obligations (dollars in thousands)
	Variable Rate Credit Facility & Term Note(1)		Fixed Rate Mortgages		Fixed Rate Notes(3)(4)		Financing Lease Obligation(5)
	Debt Obligation	Weighted Average Interest Rate(2)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate
2005	$—	—	$910	6.15%	$1,750	6.96%	$—	5.00%
2006	120,800	4.54%	20,241	5.99%	3,750	7.02%	—	5.00%
2007	—	—	8,413	5.93%	12,500	6.99%	—	5.00%
2008	—	—	1,190	5.86%	111,915	6.72%	—	5.00%
2009	20,800	4.71%	1,000	5.84%	—	6.59%	—	5.00%
Thereafter	—	—	120,289	7.12%	223,050	6.25%	26,041	5.00%

Total	$141,600		$152,043		$352,965		$26,041

Fair Value:
September 30, 2005	$141,600	4.56%	$152,043	6.17%	$372,548	6.94%	$26,041	5.00%

December 31, 2004	$17,900	2.72%	$157,168	6.27%	$353,647	7.04%	$26,041	5.00%

(1)	Includes $20,800 Term Note that was assumed in connection with the acquisition of NAPE in June 2005.
(2)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 70 to 135 basis points above LIBOR based upon the debt rating of the Company. The Term Note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company.
(3)	Fixed rate notes include both the Company’s secured and unsecured notes payable.
(4)	Net of unamortized note discounts and unamortized interest rate hedge gain.
(5)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2005 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 1. Legal Proceedings. Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders. Not Applicable.

Item 5. Other Information. Not applicable.

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

	2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended and supplemented (filed herewith).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	3.4	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-K dated August 18, 2005 and filed with the Securities and Exchange Commission on August 23, 2005, and incorporated therein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

	4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

	4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

	10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.7	Separation Agreement and General Release, dated as of April 23, 2004, by and between Gary M. Ralston and the Registrant, as amended (filed as Exhibit 10.8 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.8	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

	10.9	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	10.10	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 3rd day of November, 2005.

COMMERCIAL NET LEASE REALTY, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO, President, and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP, and Director

EXHIBIT INDEX

Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

	2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended and supplemented (filed herewith).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	3.4	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Form 8-K dated August 18, 2005 and filed with the Securities and Exchange Commission on August 23, 2005, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

	4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

	4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

	4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

10.	Material Contracts

	10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as
Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange
Commission on March 15, 2005, and incorporated herein by reference).

	10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.7	Separation Agreement and General Release, dated as of April 23, 2004, by and between Gary M. Ralston and the Registrant, as amended (filed as Exhibit 10.8 to the Registrant’s Form 10-K dated March 14, 2005 and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.8	Seventh Amended and Restated Line of Credit and Security Agreement, dated May 9, 2003, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $225,000,000 loan (filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated July 11, 2003, and incorporated herein by reference).

	10.9	Real Estate Purchase Contract, dated as of July 23, 2003, by an between MCI WorldCom Network Services, Inc. and the Company (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

	10.10	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).