Form 10-K
period 2005-12-31
COMMERCIAL NET LEASE REALTY INC
filed 2006-02-27
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number 001-11290

COMMERCIAL NET LEASE REALTY, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value 9% Non-Voting Series A Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $1,089,922,632.

The number of shares of common stock outstanding as of February 21, 2006 was 55,828,748.

DOCUMENTS INCORPORATED BY REFERENCE:

1.	Registrant incorporates by reference portions of the Commercial Net Lease Realty, Inc. Proxy Statement for the 2006 Annual Meeting of Shareholders (Items 10, 11, 12, 13 and 14 of Part III).

PART I

Statements contained in this annual report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Form 10-K or any document incorporated herein by reference.

Item 1.	Business

The Company

Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms “Registrant” or “Company” refer to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (the “NNN TRS”).

Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling and non-voting interest in Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr. and Gary M. Ralston, each a former officer and director of the Company, (collectively, the “Services Investors”), owned the remaining 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent interest in Services, increasing the Company’s ownership in Services to 100 percent. Effective November 1, 2005, Commercial Net Lease Realty Services, Inc. merged into Commercial Net Lease Realty, Inc. CNLRS Exchange I, Inc., a taxable REIT subsidiary (“TRS”), became the TRS holding company for the Company’s development and exchange activities.

The Company’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (800) NNN-REIT (666-7348). The Company has an Internet website at www.nnnreit.com where the Company’s filings with the Securities and Exchange Commission can be downloaded free of charge.

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interest assets (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Inventory Assets are operated through the NNN TRS.

Properties

Investment Assets

The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of December 31, 2005, the Company

owned 524 Investment Properties, with an aggregate gross leasable area of 9,227,000 square feet, located in 41 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, Susser (Circle K), CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. Approximately 98 percent of the gross leasable area of the Company’s Investment Portfolio was leased at December 31, 2005.

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

During 2005, one of the Company’s tenants, the United States of America (the “USA”), accounted for more than 10 percent of the Company’s total rental income. On February 9, 2006, the Company and its wholly owned subsidiary, CNLR DC Acquisitions I, LLC, entered into an agreement with Brookfield Financial Properties, L.P., an affiliate of Brookfield Properties Corporation, to sell the property leased to the USA. The Company expects to complete the transaction by April 2006, subject to certain conditions.

Structured Finance Investments

Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. The Company entered into structure finance agreements with principal balances of $5,988,000 and $6,857,000 during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the structured finance agreements had an outstanding principal balance of $27,805,000.

Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”), a majority owned and consolidated subsidiary of the Company holds the residual interests from seven commercial real estate loan securitizations. Each of the mortgage residual interests is recorded at fair value based upon a third party valuation, with adjustments subsequent to the initial acquisition of the Company’s interest in OAMI recorded through earnings. The mortgage residual interests had a fair value of $55,184,000 at December 31, 2005.

Inventory Assets

The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS, develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of December 31, 2005, the NNN TRS owned 17 Development Properties (one completed, 12 under construction and four land parcels) and 46 Exchange Properties.

Investments in Consolidated Subsidiaries

As of December 31, 2005, the Company had 48 majority or wholly owned subsidiaries primarily to facilitate the acquisition, development and disposition of certain properties. Some of the subsidiaries were formed to hold an interest in certain of the Company’s unconsolidated affiliates.

Investments in Unconsolidated Affiliates

For additional disclosures regarding investment in unconsolidated affiliate, see “Business Combinations.”

In May 2002, the Company contributed cash to purchase a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which owns a 346,000 square foot office building and an interest in an adjacent parking garage. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors, own the remaining partnership interests. The Company accounts for its 25 percent interest in the Plaza under the equity method of accounting. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $5,834,000 plus interest. Interest accrues based on a tiered rate structure with a maximum of 300 basis points above LIBOR (the current interest rate is 200 basis points above LIBOR). This guarantee will continue through the loan maturity in December 2010.

In 1999, a wholly owned subsidiary of Services entered into a limited liability membership arrangement, WXI/SMC Real Estate LLC (“WXI”), with Whitehall Street Real Estate Limited Partnership XI. Services’ subsidiary is the sole managing member and holds a 33 1/3 percent interest in WXI. WXI was organized for the purpose of owning, developing, redeveloping, operating, leasing and selling a portfolio of real estate. The Company accounted for its interest under the equity method of accounting. In August 2005, WXI was dissolved.

In September 1997, Net Lease Realty III, Inc., a wholly owned subsidiary of the Company, formed a limited partnership, Net Lease Institutional Realty L.P. (the “Partnership”), with The Northern Trust Company, Trustee of the Retirement Plan for the Chicago Transit Authority Employees (“CTA”) to acquire, own and manage nine properties. Net Lease Realty III, Inc. was the sole general partner with a 20 percent interest in the Partnership and CTA was the sole limited partner with an 80 percent interest in the Partnership. Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock. In October 2003, CTA exercised its right to convert its interest and in February 2004, the Company issued 953,551 shares of its common stock to CTA in a private transaction in exchange for CTA’s 80 percent limited partnership interest.

Business Combinations

Captec Net Lease Realty, Inc.—In December 2001, the Company acquired 100 percent of Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders had the right to receive $11,839,000 in cash, 4,349,918 newly issued shares of the Company’s common stock and 1,999,974 newly issued shares of the Company’s 9% Series A Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,911 and 218,385, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the

Company entered into a settlement agreement with the beneficial owners of the 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Orange Avenue Mortgage Investments, Inc.—On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its consolidated financial statements.

According to Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” under the purchase method of accounting, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets. Based upon independent appraisals and management’s evaluation, the following table summarizes the estimated fair values of the assets and liabilities of OAMI on May 2, 2005 (dollars in thousands):

Mortgage residual interests	$68,327
Notes receivable	3,272
Cash and cash equivalents	10,285
Restricted cash	17,427
Other assets	6,794

Total assets acquired	$106,105

Notes payable—secured	$32,000
Other liabilities	1,028
Deferred tax liability	14,787

Total liabilities assumed	47,815

Minority interest	27,315

Net assets	$30,975

The following table summarizes the extraordinary gain recognized by the Company (dollars in thousands) during the year ended December 31, 2005:

Company’s share of net assets acquired	$24,434
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	$14,786

The Company’s net earnings for the year ended December 31, 2005, includes 78.9 percent of OAMI’s net earnings since the date of the acquisition in the amount of $1,411,000.

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $2,749,000 in distributions from the LLCs. During the year ended December 31, 2004, the company received $10,562,000 in distributions from the LLCs. For the years ended December 31, 2005 and 2004, the Company recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the notes payable-secured (see “Capital Resources—Notes Payable—Secured”).

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals during the year ended December 31, 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, were recorded as an aggregate impairment of $2,382,000 for the year ended December 31, 2005.

The Company merged certain of its wholly owned subsidiaries into Commercial Net Lease Realty, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets.

National Properties Corporation—On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE shareholders received 1,636,532 newly issued shares of the Company’s common stock. According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Real estate, Investment Portfolio:
Accounted for using the operating method	$58,542
Cash and cash equivalents	1,276
Other assets	6,757

Total assets acquired	$66,575

Note payable	$28,200
Other liabilities	6,176

Total liabilities assumed	34,376

Net assets acquired	$32,199

The Company’s net earnings for the year ended December 31, 2005, includes NAPE’s net earnings since the date of acquisition in the amount of $1,867,000.

Competition

The Company generally competes with other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, in the acquisition, leasing, financing, development and disposition of investments in net-leased properties. There are numerous other REITs that own, manage, finance or develop retail properties.

Employees

As of December 31, 2005, the Company employed 79 full-time persons including executive, administrative and field personnel. Reference is made to “Item 10. Directors and Executive Officers of the Registrant” for a listing of the Company’s Executive Officers.

Business Strategies and Policies

The following is a discussion of the Company’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been determined by the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of the Company’s stockholders.

Operating Strategies

The Company’s strategy is to invest primarily in retail properties that typically are located along high-traffic commercial corridors near areas of commercial and residential density. Management believes that these types of properties, when leased to high-quality tenants primarily pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for capital appreciation. Triple-net leases typically require the tenant to pay substantially all operating expenses of a property, including, but not limited to, all real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance. In management’s view, these types of properties also provide the Company with flexibility in use and tenant selection when the properties are re-leased. As of December 31, 2005, the Company owned Investment Properties in 41 states. In the past, the Company also has made opportunistic investments in single-tenant office properties, but has now refocused its strategy on retail properties.

In some limited cases, the Company’s investment in properties is in the form of structured finance investments, which are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

With respect to real estate held for investment, the Company holds its properties until it determines that the sale of the properties is advantageous in view of the Company’s investment objectives. In deciding whether to sell properties, the Company will consider factors such as potential capital appreciation, net cash flow, potential use of sale proceeds and federal income tax considerations.

With respect to inventory real estate, the strategy of the NNN TRS is to acquire and develop real estate directly and indirectly, through investment interests, primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property, or to other purchasers with different investment objectives.

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company include items such as: the composition of the Company’s Investment Portfolio and structured finance investments (such as tenant, geographic and industry classification diversification), the occupancy rate of the Company’s Investment

Portfolio, certain financial performance ratios and profitability measures, industry trends, and performance compared to that of the Company and returns the Company receives on its invested capital.

Investment in Real Estate or Interests in Real Estate

Management believes that attractive acquisition opportunities for retail properties will continue to be available and that the Company is suited to take advantage of these opportunities because of its access to capital markets, ability to underwrite and acquire properties, either for cash or securities, and because of management’s experience in seeking out, identifying and evaluating potential acquisitions.

In evaluating a particular acquisition, management may consider a variety of factors, including (i) the location and accessibility of the property; (ii) the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth; (iii) the size of the property; (iv) the purchase price; (v) the non-financial terms of the proposed acquisition; (vi) the availability of funds or other consideration for the proposed acquisition and the cost thereof; (vii) the “fit” of the property with the Company’s existing portfolio; (viii) the potential for, and current extent of, any environmental problems; (ix) the quality of construction and design and the current physical condition of the property; (x) the financial and other characteristics of the existing tenant, (xi) the tenant’s business plan, operating history and management team, (xii) the tenant’s industry, (xiii) the terms of any existing leases; and (xiv) the potential for capital appreciation. As of December 31, 2005, the Company owned Investment Properties located in 41 states. The Investment Properties consist of single-story buildings averaging 17,000 square feet, constructed on land parcels averaging 101,000 square feet. However, the Company may, in the future, acquire other types of real estate in other areas of the country as opportunities present themselves. While the Company may diversify in terms of property locations, size and market, the Company does not set any limit on the amount or percentage of Company assets that may be invested in any one property or any one geographic area.

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

Investments in Real Estate Mortgages, Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities

While the Company’s current portfolio of, and its business objectives primarily emphasize, equity investments in retail properties, the Company may invest in (i) a wide variety of retail properties or other property and tenant types; (ii) mortgages, participating or convertible mortgages, deeds of trust, mortgage residual interests and other types of real estate interests or (iii) securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. For example, the Company from time to time has made investments in mortgage loans or held mortgages on properties the Company sold and has made structured finance investments (as discussed above), which are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate.

Capital Policies

The Company has the authority to offer equity or debt securities in exchange for cash or other property and to repurchase or otherwise acquire its common stock or other securities in the open market or otherwise, and may engage in such activities in the future. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues and does not intend to do so.

Policy Changes

Any of the Company’s policies described above may be changed at any time by the Company without a vote of the Company’s stockholders.

Item 1A.	Risk Factors.

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, the Company’s business, financial condition or results of operations could be adversely affected.

Loss of revenues from tenants would reduce the Company’s cash flow.    The United States of America (“USA”) accounted for approximately 13 percent of the annualized base rental income from the Company’s investment properties, or base rent, as of December 31, 2005. The Company’s next five largest tenants—Susser (Circle K), CVS, Best Buy, OfficeMax and Barnes & Noble, accounted for an aggregate of approximately 24 percent of the Company’s base rent as of December 31, 2005. The default, financial distress or bankruptcy of one or more of our tenants could cause substantial vacancies among the Company’s investment properties. Vacancies reduce the Company’s revenues until the Company is able to re-lease the affected properties and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the Company may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

On February 9, 2006, the Company and its wholly owned subsidiary, CNLR DC Acquisitions I, LLC, entered into an agreement with Brookfield Financial Properties, L.P., an affiliate of Brookfield Properties Corporation, to sell the property leased to the USA. The Company expects to complete the transaction by April 2006, subject to certain conditions. Following the transaction, the USA will not be a Company tenant.

Risks associated with the Company’s August 2003 acquisition of two single-tenant office buildings and a related parking garage in the Washington D.C. metropolitan area (“DC Office Properties”):

Until the completion of the DC Office Properties sale transaction, the Company is subject to the following risks:

Risks related to the acquisition of property from a bankrupt estate.    In August 2003, the Company acquired the DC Office Properties originally owned and occupied by MCI, Inc. (formerly MCI WorldCom, Inc.). Because MCI WorldCom was in bankruptcy, the properties were sold by order of the U.S. Bankruptcy Court in the Southern District of New York for the benefit of the creditors of MCI WorldCom. The purchase contract for these properties from bankruptcy did not contain many of the representations and warranties regarding the properties that are customarily obtained from private sellers, and the Company acquired the properties on an “as-is, where-is” basis from a bankrupt seller. As a result, the Company may have no recourse if there are pre-existing problems or conditions with the DC Office Properties.

Risks related to a U.S. Government lease.    The DC Office Properties are substantially leased to the USA, initially to be used by the Transportation Security Administration, a federal agency. U.S. Government leases differ in many respects from leases with other commercial tenants and differ from the leases the Company has with other tenants, particularly tenants in retail properties. For example, among other things, the lease with the USA provides that:

•	the Company cannot provide for acceleration of the government’s payment obligations under the lease even if the government does not make a payment when due or otherwise defaults under the lease;

•	the Company is required to maintain and repair the buildings in accordance with specific standards and criteria set forth in the lease;

•	in performing maintenance and other obligations under the lease, the Company must comply with various federal statutes pertaining to government contracts;

•	the Company must comply with certain statutes relating to, among other things, gratuities to government officials and contingent fees and kickbacks, equal opportunity, use of small businesses, a drug-free workplace, small disadvantaged business concerns and women-owned small businesses, and affirmative action for special disabled and Vietnam-era veterans and handicapped workers. If the Company fails to comply with such standards, the government may be entitled to terminate the lease or to seek offset against the lease payments;

•	in the event the Company fails to perform obligations under the lease, the government may be entitled to offset from the lease payments the costs incurred by the government in performing such obligations or deduct from lease payments the value of the services not being performed;

•	the government may substitute as a tenant any federal government agency or agencies at any time;

•	the Company must pay a base amount of real estate taxes on the property each year;

•	the presence of a U.S. Government tenant may increase insurance premiums in the future or may result in increased security costs;

•	the government is only required to pay increases in operating expenses in excess of a base year amount up to the amount of the annual increases in the consumer price index (“CPI”) cap, and the Company is responsible for increases in operating expenses above the amount of the CPI increase; and

•	that it expires in 2014, which will increase the risk of re-leasing and could result in substantial costs to re-configure the buildings for a new tenant or tenants.

There are a number of risks inherent in owning real estate and indirect interests in real estate.    Factors beyond the Company’s control affect the Company’s performance and value. Changes in national, regional and local economic and market conditions may affect the Company’s economic performance and the value of the Company’s real estate assets. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on: (i) rental rates, (ii) attractiveness and location of the property, and (iii) quality of maintenance, insurance and management services.

In addition, other factors may adversely affect the performance and value of the Company’s properties, including changes in laws and governmental regulations, including those governing: (i) usage, (ii) zoning and taxes, (iii) changes in interest rates, and (iv) the availability of financing.

Illiquidity of real estate investments.    Because real estate investments are relatively illiquid, the Company’s ability to adjust the portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service (if any), (ii) real estate taxes, and (iii) operating and maintenance costs.

This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced income from investment. Such reduction in investment income could have an adverse effect on the Company’s financial condition.

Property Environmental Considerations.    The Company may acquire a property whose environmental site assessment indicates that a contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property, regardless of fault. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain a Phase I environmental site assessment for each property and, where warranted, a Phase II environmental site assessment, however, not all properties have been subjected to these site assessments. In such cases that the Company intends to acquire real estate where contamination or potential contamination exists, the Company generally requires the seller and/or tenant to (i) remediate the problem prior to the Company’s acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property.

Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company has 16 investment properties currently under some level of environmental remediation. In general, the seller or the tenant or an adjacent land owner is contractually responsible for the cost of the environmental remediation for 15 of these investment properties. In the event of a bankruptcy or other inability on the part of these sellers and/or tenant to cover these costs, the Company may have to cover the costs of remediation, fines or other environmental liabilities at these and other properties. The Company may also own properties where required remediation has not begun or detected adverse environmental conditions that may require remediation or otherwise subject the Company to liability. The Company cannot provide assurance that it will not be required to undertake or pay for removal or remediation of any contamination of properties currently or previously owned by the Company, that the Company will not be subject to fines by governmental authorities or litigation or that the costs of such removal, remediation fines or litigation would not be material.

The Company may not be able to successfully execute its acquisition or development strategies.    The Company cannot assure that it will be able to implement its investment strategies successfully. Additionally, the Company cannot assure that its property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because the Company expects to invest in markets other than the ones in which its current properties are located, the Company will also be subject to the risks associated with investment in new markets that may be relatively unfamiliar to the Company’s management team.

The Company’s development activities are subject to the risks normally associated with these activities. These risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond the Company’s control, such as weather or labor conditions or material shortages) and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations delay or eliminate proceeds or cash flows the Company expects from these projects, which could have an adverse effect on the Company’s financial condition.

The Company may not be able to dispose of properties consistent with its operating strategy.    The Company may not be able to sell Inventory Properties at a profit due to interest rate increases, or other demands for Inventory Properties may wane, thereby, rendering NNN TRS unable to sell these properties.

A change in the assumptions used to determine the value of mortgage residual interests could adversely affect the Company’s financial position.    As of December 31, 2005, the mortgage residual interests had a carrying value of $55,184,000. The value of these mortgage residual interests is based on delinquency, loss, prepayment and interest rate assumptions made by the Company to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the mortgage residual interests, as well as the Company’s earnings, could decline.

The Company may suffer a loss in the event of a default or bankruptcy of a structured finance loan borrower.    If a borrower defaults on a structured finance loan and does not have sufficient assets to satisfy the loan, the Company may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, the Company may not be able to recover against all of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of our loans may be subordinate to other debt of a borrower. The structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2005, the structured finance agreements had an outstanding principal balance of $27,805,000. If a borrower defaults on the loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to the Company’s loans exists, the presence of intercreditor arrangements may limit the Company’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for the Company to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Certain provisions of the structured leases or finance loan agreements may be unenforceable.    The Company’s rights and obligations with respect to its leases or structured finance loans are governed by written agreements. A court could determine that one or more provisions of an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing the Company’s security interest in the underlying collateral of a borrower. The Company could be adversely impacted if this were to happen with respect to a material asset or group of assets.

Property ownership through joint ventures and partnerships could limit the Company’s control of those investments.    Joint ventures or partnerships involve risks not otherwise present for investments the Company makes on its own. It is possible that the Company’s co-venturers or partners may have different interests or goals than the Company at any time and that they may take actions contrary to the Company’s requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investment include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership.

Uninsured losses may adversely affect our ability to pay outstanding indebtedness.    The Company’s properties are generally covered by comprehensive liability, fire, flood, extended coverage and rental loss insurance with policy specifications and insured limits customarily carried for similar properties. The Company believes that the insurance carried on its properties is adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, wars or earthquakes) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs, the Company could lose both the invested capital in and anticipated revenues from the property. In that event, the Company’s cash flow could be reduced.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war may affect the markets in which the Company operates, its financial condition and results of operations. Terrorist attacks may negatively affect the Company’s operations. There can be no assurance that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks may directly impact the Company’s physical facilities or the businesses of the Company’s tenants.

Also, the United States has entered into armed conflict, which could have a further impact on the Company’s tenants. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business.

More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, economic recession in the United States or abroad. Any of these occurrences could have a significant adverse impact on the Company’s financial condition or results of operations.

Vacant properties or bankrupt tenants could adversely affect the Company.    As of December 31, 2005, the Company owns 9 vacant, unleased Investment Properties and 3 unleased land parcels, which account for approximately two percent of the total gross leasable area of the Company’s portfolio of Investment Properties. The Company is actively marketing these properties for sale or re-lease but may not be able to sell or re-lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. Additionally, 0.5 percent of the total gross leasable area of the Company’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenants have the right to reject or affirm its leases with the Company.

The amount of debt the Company has and the restrictions imposed by that debt could adversely affect the Company’s business and financial condition.    As of December 31, 2005, the Company had total mortgage debt and secured notes payable outstanding of approximately $179.3 million, total unsecured notes payable of $493.3 million, and total draws outstanding on our line of credit of $162.3 million. The Company’s organizational documents does not limit the level or amount of debt that it may incur. It is the Company’s current policy to maintain a ratio of total indebtedness to total assets (before accumulated depreciation) of not more than 60 percent. However, this policy is subject to reevaluation and modification without the approval of the Company’s security holders. If the Company incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase accordingly. Such an increase could adversely affect the Company’s financial condition and results of operations, as well as the Company’s ability to pay principal and interest on the outstanding indebtedness. In addition, increased leverage could increase the risk that the Company may default on its debt obligations.

The amount of Company debt outstanding at any time could have important consequences to the Company’s stockholders. For example, it could:

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on Company debt, thereby reducing funds available for operations, real estate investments and other appropriate business opportunities that may arise in the future;

•	limit the Company’s ability to obtain any additional financing it may need in the future for working capital, debt refinancing, capital expenditures, real estate investments, development or other general corporate purposes;

•	make it difficult to satisfy the Company’s debt service requirements;

•	limit the Company’s ability to make distributions on its outstanding common and preferred stock;

•	require the Company to dedicate increased amounts of cash flow from operations to payments on its variable rate, unhedged debt if interest rates rise;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business; and

•	limit the Company’s flexibility in conducting its business, which may place the Company at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

The Company’s ability to make scheduled payments of principal or interest on, or to refinance its debt will depend primarily on its future performance, which to a certain extent is subject to the creditworthiness of its tenants, and economic, financial, competitive and other factors beyond its control. There can be no assurance that the Company’s business will continue to generate sufficient cash flow from operations in the future to service its debt or meet its other cash needs. If the Company is unable to generate this cash flow from its business, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing to meet its debt obligations and other cash needs. The Company cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms and conditions, including but not limited to the interest rate, which the Company would find acceptable.

The Company is obligated to comply with financial and other covenants in its debt that could restrict its operating activities, and the failure to comply could result in defaults that accelerate the payment under its debt.     The Company’s unsecured debt generally contains various restrictive covenants. The covenants in our unsecured debt include, among others, provisions restricting our ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including distribution payments on its outstanding common and preferred stock;

•	limit the ability of restricted subsidiaries to make payments to the Company;

•	enter into transactions with certain affiliates;

•	create certain liens; and

•	consolidate, merge or sell the Company’s assets.

The Company’s secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting its ability to sell, assign or further encumber the properties securing the debt;

•	restricting its ability to incur additional debt;

•	restricting its ability to amend or modify existing leases; and

•	relating to certain prepayment restrictions.

The Company’s ability to meet some of the covenants in its debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by the Company’s tenants under their leases.

In addition, certain covenants in the Company’s debt, including its unsecured line of credit, require the Company and its subsidiaries, among other things, to:

•	maintain certain maximum leverage ratios, and

•	maintain certain minimum interest and debt service coverage ratios.

The Company’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability.     The Company intends to operate in a manner that will allow the Company to continue to qualify as a real estate investment trust. The Company believes it has been organized as, and its past and present operations qualify the Company as, a real estate investment trust. However, the IRS could successfully assert that the Company is not qualified as such. In addition, the Company may not remain qualified as a real estate investment trust in the future. This is because qualification as a real estate investment trust involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company’s control.

If the Company fails to qualify as a real estate investment trust, it would not be allowed a deduction for dividends paid to shareholders in computing taxable income and would become subject to federal income tax at regular corporate rates. In this event, the Company could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year during which the qualification was lost.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Investment Portfolio

As of December 31, 2005, the Company owned 524 Investment Properties, with an aggregate gross leasable area of 9,227,000 square feet, located in 41 states, of which 98 percent of the gross leasable area is leased to established retail and office tenants. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Investment Properties and their respective carrying costs.

Description of Retail and Office Investment Properties

Retail Investment Properties

Land.     The Company’s retail Investment Property sites range from approximately 7,000 to 774,000 (average of 101,000) square feet depending upon building size and local demographic factors. Land costs range from approximately $25,000 to $10,197,000 (average of $1,092,000).

Buildings.     The buildings generally are single-story structures constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,000 to 135,000 (average of 17,000) square feet. Building costs range from $44,000 to $9,211,000 (average of $1,477,000) for each retail Investment Property, depending upon the size of the building and the site and the area in which the Investment Property is located. Generally, the retail Investment Properties owned by the Company are freestanding, with paved parking areas.

Leases.     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Company’s leases. Generally, the leases of the retail Investment Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2005, the weighted average remaining lease term was approximately 11 years. The retail Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the retail Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $11,000 to $1,635,000 (average of $237,000). Generally, the leases provide for either percentage rent or contractual increases in annual rent. Leases which provide for contractual increases in annual rent generally have increases which range from one to ten percent after every one to five years of the lease term. In addition, for those leases which provide for the payment of percentage rent, such rent is generally one to five percent of the tenants’ annual gross sales for the respective location, less the amount of annual base rent payable in that lease year. As of December 31, 2005, 86 percent of the Company’s annualized base rent was derived from retail Investment Properties. Based on the aggregate annual base rent of the retail Investment Property leases, (i) 62 percent include contractual increases, (ii) six percent include percentage rent provisions and (iii) ten percent include both contractual and percentage rent provisions.

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

Office Investment Properties

As of December 31, 2005, the Company’s Investment Portfolio included four office properties with an aggregate gross leasable area of 687,000 square feet. These office Investment Properties represent 14 percent of the current annual base rent of the entire portfolio of Investment Properties.

In August 2003, the Company acquired two office buildings and a related parking garage in the Washington, D.C., metropolitan area (“DC Office Properties”), for $142,800,000. In addition, the Company funded an additional $27,322,000 for building and tenant improvements, and other costs related to the lease. The DC Office Properties include two office buildings which have an aggregate of 555,000 rentable square feet and a two-level garage with approximately 1,000 parking spaces. The DC Office Properties are leased substantially to the USA to be used as the headquarters of the Transportation Security Administration. The lease was executed in December 2002 and the USA began occupying space in the buildings beginning in January 2003. The lease will expire in 2014. The USA executed a lease (under which the landlord pays certain property related operating costs) that commenced for a portion of the properties in December 2002. Annual rent for the DC Office Properties is approximately $18,827,000. The USA is responsible for the actual amount of real estate taxes above the base year amount and increases in operating expenses above an expected base year amount, subject to a consumer price index cap. As landlord, the Company is responsible for property insurance.

During 2005, the USA was the Company’s only tenant that accounted for more than 10 percent of the Company’s total rental income. On February 9, 2006, the Company and its wholly owned subsidiary, CNLR DC Acquisitions I, LLC, entered into an agreement with Brookfield Financial Properties, L.P., an affiliate of Brookfield Properties Corporation, to sell the DC Office Properties. The Company expects to complete the transaction by April 2006, subject to certain conditions.

In May 2004, the Company acquired an office building in St. Louis, Missouri for $15,956,000, with 132,000 rentable square feet. The lease was executed in January 2004, with rent commencement in July 2004. The lease expires in January 2015. The tenant is responsible for the amount of real estate taxes and operating expenses from rent commencement date.

Structured Finance Investments

Notes Receivable.     Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2005 and 2004, the Company made structured finance investments of $5,988,000 and $6,857,000, respectively. As of December 31, 2005, the structured finance investments bear a weighted average interest rate of 13.8% per annum, of which 11.4% is payable monthly and the remaining 2.4% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of December 31, 2005 and 2004, the outstanding principal balance of the structured finance investments was $27,805,000 and $29,390,000, respectively.

Inventory Portfolio

The Inventory Portfolio may consist of properties that have been acquired with the intent to resell and properties that have been, or are currently being, developed by the NNN TRS. The Company’s Inventory Properties are typically sold to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2005, the NNN TRS owned (i) 17 Development Properties (1 completed, 12 under construction and 4 land parcels) and (ii) 46 Exchange Properties.

Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Inventory Properties and their respective carrying costs.

Completed Inventory Properties.     The completed Inventory Properties held for sale at December 31, 2005 were comprised of sites that range from approximately 7,000 to 85,000 (average of 30,000) square feet depending upon building size and local demographic factors. Land costs range from approximately $75,000 to $1,606,000 (average of $562,000).

The buildings generally are single-story structures ranging in size from approximately 1,000 to 16,000 (average of 4,000) square feet. Building costs range from $75,000 to $2,435,000 (average of $792,000) for each Inventory Property, depending upon the size of the building and the site and the area in which the Inventory Property is located.

Under Construction.     In connection with the development of 12 Inventory Properties by the NNN TRS, the Company has agreed to fund construction commitments of $57,279,000, of which $38,450,000 has been funded as of December 31, 2005.

Property Environmental Considerations

The Company may acquire a property whose environmental site assessment indicates that a contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain a Phase I environmental site assessment for each property, and where warranted, a Phase II environmental site assessment. In such cases, the Company generally requires the seller and/or tenant to (i) remediate the problem prior to the Company’s acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company has 16 properties currently under some level of environmental remediation. In general, the seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these properties.

Item 3.	Legal Proceedings

In the ordinary course of its business, the Company is a party to various legal actions that management believes are routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of these proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

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

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$20.880	$20.990	$21.650	$20.970	$21.650
Low	18.000	18.300	18.530	18.060	18.000
Close	18.450	20.470	20.000	20.370	20.370

Dividends paid per share	0.325	0.325	0.325	0.325	1.300

2004
High	$19.750	$20.080	$18.340	$21.250	$21.250
Low	17.530	14.800	16.400	18.210	14.800
Close	19.750	17.200	18.220	20.600	20.600

Dividends paid per share	0.320	0.320	0.325	0.325	1.290

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2005	2004
Ordinary dividends	82.19%	70.99%
Qualified dividends	17.27%	—
Capital gain	—	3.13%
Unrecaptured Section 1250 gain	0.17%	3.21%
Nontaxable distributions	0.37%	22.67%

	100.00%	100.00%

In February 2006 the Company paid dividends to its stockholders of $16,048,000 or $0.325 per share of common stock.

The Company intends to pay regular quarterly dividends to its stockholders. Future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, the Company’s financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the board of directors deems relevant.

On February 15, 2006, there were 1,535 stockholders of record of common stock.

Item 6.	Selected Financial Data

You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Historical Financial Highlights

(dollars in thousands, except per share data)

	2005	2004	2003	2002	2001
Gross revenues(1)	$173,458	$157,277	$124,248	$109,812	$85,554
Earnings from continuing operations	54,136	49,307	40,401	33,075	23,079
Net earnings	89,400	64,934	53,473	48,058	28,963
Total assets	1,733,416	1,300,048	1,213,778	958,300	1,010,009
Total debt	861,045	524,241	467,419	386,912	435,333
Total equity	828,087	756,998	730,754	549,141	564,640
Cash dividends paid to:
Common stockholders	69,018	66,272	55,473	51,178	38,637
Series A Preferred Stock stockholders	4,008	4,008	4,008	4,010	—
Series B Convertible Preferred Stock stockholders	1,675	1,675	502	—	—
Weighted average common shares:
Basic	52,984,821	51,312,434	43,108,213	40,383,405	31,539,857
Diluted	54,640,143	51,742,518	43,896,800	40,588,957	31,717,043
Per share information:
Earnings from continuing operations:
Basic	0.91	0.85	0.84	0.72	0.73
Diluted	0.92	0.85	0.83	0.72	0.73
Net earnings:
Basic	1.58	1.15	1.14	1.09	0.92
Diluted	1.56	1.15	1.13	1.09	0.91
Dividends paid to:
Common stockholders	1.30	1.29	1.28	1.27	1.26
Series A Preferred Stock stockholders	2.25	2.25	2.25	2.25	—
Series B Convertible Preferred Stock stockholders	167.50	167.50	50.25	—	—
Other data:
Cash flows provided by (used in):
Operating activities	30,930	85,800	54,215	111,589	112,267
Investing activities	(242,487)	(69,963)	(256,870)	(15,142)	(2,700)
Financing activities	217,844	(19,225)	205,965	(101,654)	(8,878)
Funds from operations—diluted(2)	81,803	73,065	61,749	54,595	32,034

(1)	Gross revenues include revenues from the Company’s continuing and discontinued operations. The Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity. Accordingly, the results of operations related to these certain properties that have been classified as held for sale or have been disposed of subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified as earnings from discontinued operations.

(2)	The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT and is used by the Company as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses) on the disposition of real estate held for investment, and the Company’s share of these items from the Company’s unconsolidated partnerships.

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

The Company has earnings from discontinued operations in each of its segments, investment assets and inventory assets, real estate held for investment and real estate held for sale. All property dispositions from the Company’s investment segment are classified as discontinued operations. In addition, certain properties in the Company’s inventory segment that have generated revenues before disposition are classified as discontinued operations. These inventory properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in a decrease in the Company’s reported total revenues and total and per share earnings from continuing operations and an increase in the Company’s earnings from discontinued operations. However, the Company’s total and per share net earnings available to common stockholders are not affected.

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2005	2004	2003	2002	2001
Reconciliation of funds from operations:
Net earnings	$89,400	$64,934	$53,473	$48,058	$28,963
Real estate, investment assets depreciation and amortization:
Continuing operations	20,354	15,004	11,041	9,075	6,865
Discontinued operations	53	711	831	1,253	791
Partnership real estate depreciation	606	622	699	479	63
Gain on disposition of investment assets	(9,816)	(2,523)	(287)	(260)	(4,648)
Extraordinary gain	(14,786)	—	—	—	—

FFO	85,811	78,748	65,757	58,605	32,034
Series A Preferred Stock dividends	(4,008)	(4,008)	(4,008)	(4,010)	—
Series B Convertible Preferred Stock dividends	(1,675)	(1,675)	(502)	—	—

FFO available to common stockholders—basic	80,128	73,065	61,247	54,595	32,034
Series B Convertible Preferred Stock dividends, if dilutive	1,675	—	502	—	—

FFO available to common stockholders—diluted	$81,803	$73,065	$61,749	$54,595	$32,034

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, and the forward-looking disclaimer language in italics before Item 1. “Business”.

The term “Company” refer to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of the Company, as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, “NNN TRS”).

Overview

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interests (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet) are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of December 31, 2005, the Company owned 524 Investment Properties, with an aggregate gross leasable area of 9,227,000 square feet, located in 41 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, Susser (Circle K), CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. In addition to the Investment Properties, as of December 31, 2005, the Company had $27,805,000 and $55,184,000 in structured finance investments and mortgage residual interests, respectively.

As of October 31, 2005, the Inventory Assets were operated through Commercial Net Lease Realty Services, Inc. (“Services”) and its majority owned and controlled subsidiaries. Effective November 1, 2005, Services merged with and into Commercial Net Lease Realty, Inc., and a former Services subsidiary, CNLRS Exchange I, Inc., became the holding company for the Company’s development and exchange activities. Subsequent to the merger, the Inventory Assets were operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS, develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of December 31, 2005, the NNN TRS owned 17 Development Properties (one completed, 12 under construction and four land parcels) and 46 Exchange Properties.

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

Contractual Obligations and Commercial Commitments.    The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of December 31, 2005. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2005. As the table incorporates only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$696,225	$23,991	$20,913	$113,190	$21,800	$21,022	$495,309
Revolving credit facility	162,300	—	—	—	162,300	—	—
Operating lease	11,930	1,200	1,236	1,273	1,311	1,351	5,559

Total contractual cash obligations(2)	$870,455	$25,191	$22,149	$114,463	$185,411	$22,373	$500,868

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, notes payable and financing lease obligation and excludes unamortized note discounts and unamortized interest rate hedge gain.
(2)	Excludes $5,539,000 of accrued interest payable.

In addition to the contractual obligations outlined in the table above, in connection with the development of 12 Inventory Properties by the NNN TRS, the Company has agreed to fund construction commitments of $57,279,000, of which $38,450,000 has been funded as of December 31, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

In connection with the development of 3 Investment Properties, the Company has agreed to fund construction commitments of $4,644,000, of which $2,830,000 has been funded as of December 31, 2005. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financings.

In addition, as of December 31, 2005, the Company had outstanding letters of credit totalling $13,163,000 under its Credit Facility.

As of December 31, 2005, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity—Dividends”).

Off Balance Sheet Arrangements.    The Company has guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of an unconsolidated affiliate. The maximum obligation to the Company is $5,834,000 plus interest, and the guarantee continues through the loan maturity in December 2010. In the event the Company is required to perform under this guarantee, the Company would use proceeds from its revolving credit facility to fulfill any obligation.

Many of the Investment Properties are recently constructed and are generally net leased. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s

Investment Properties, including the DC Office Properties, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of January 31, 2006, the Company owns nine vacant, unleased Investment Properties and three unleased land parcels which account for approximately two percent of the total gross leasable area of the Company’s portfolio of Investment Properties. Additionally, 0.5 percent of the total gross leasable area of the Company’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenants have the right to reject or affirm its leases with the Company.

Dividends.    The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends. The Company believes it has been organized as, and its past and present operations qualify the Company as, a real estate investment trust. Additionally, the Company intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2005, 2004 and 2003, the Company declared and paid dividends to its common stockholders of $69,018,000, $66,272,000 and $55,473,000, respectively, or $1.30, $1.29 and $1.28 per share, respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2005	2004	2003
Ordinary dividends	82.19%	70.99%	75.71%
Qualified dividends	17.27%	—	—
Capital gain	—	3.13%	—
Qualified 5-year Gain	—	—	0.37%
Unrecaptured Section 1250 gain	0.17%	3.21%	2.88%
Nontaxable distributions	0.37%	22.67%	21.04%

	100.00%	100.00%	100.00%

In February 2006, the Company paid dividends to its common stockholders of $16,048,000, or $0.325 per share of stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For each of the years ended December 31, 2005, 2004 and 2003, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $4,008,000, or $2.25 per share of stock.

In February 2006, the Company declared dividends of $1,002,000 or $0.5625 per share of Series A Preferred Stock, payable in March 2006.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), issued during 2003, are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the years ended December 31, 2005, 2004 and 2003, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $1,675,000, $1,675,000 and $502,000, respectively, or $167.50, $167.50 and $50.25 per share of stock.

In February 2006, the Company declared dividends of $419,000 or $41.875 per share of Series B Convertible Preferred Stock, payable in March 2006.

Restricted Cash.    Restricted cash consists of amounts held in restricted accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) (see Item 1. “Business—Business Combinations”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at December 31, 2005 was $30,530,000. The carrying value of $30,191,000 is calculated as the present value of the expected release of monies.

Property Environmental Considerations.    The Company may acquire a property whose environmental site assessment indicates that a contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain a Phase I environmental site assessment for each property and, where warranted, a Phase II environmental site assessment. In such cases that the Company intends to acquire real estate where contamination or potential contamination exists, the Company generally requires the seller and/or tenant to (i) remediate the problem prior to the Company acquiring the property, (ii) indemnify the Company for environmental liabilities or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property. Phase I assessments involve site reconnaissance and review of regulatory files identifying potential areas of concern, whereas Phase II assessments involve some degree of soil and/or groundwater testing. The Company has 16 Investment Properties currently under some level of environmental remediation. In general, the seller or the tenant is contractually responsible for the cost of the environmental remediation for each of these Investment Properties.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the years ended December 31, 2005, 2004 and 2003, the Company generated $30,930,000, $85,800,000 and $54,215,000, respectively, of net cash from operating activities. The change in cash provided by operations for the years ended December 31, 2005, 2004 and 2003, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness.    The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail either directly or through investment interests and structured finance investments.

In December 2005, the Company entered into an amended and restated loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $300,000,000 from $225,000,000, (ii) lowering the interest rates of the tiered rate structure from a maximum of 135 points above LIBOR to a maximum rate of 112.5 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 80 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of the Company the current commitment fee is 20 basis points), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 8, 2009 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2009, which the Company may request to be extended for an additional 12 months. As of December 31, 2005, $162,300,000 was outstanding and approximately $137,700,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totalling $13,163,000.

In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment limitations. At December 31, 2005, the Company was in compliance with those covenants. In the event that the Company violates any of these restrictive financial covenants, its access to the debt or equity markets may become impaired.

Mortgages Payable.    The Company’s consolidated financial statements include the following mortgages payable as of December 31 (dollars in thousands):

Date Entered	Balance	Interest Rate	Monthly Payment Amount(4)	Maturity	Carrying Value of Encumbered Asset(s)(1)		Outstanding Principal Balance
							2005	2004
Jan 1996	$39,450	7.435%	$330	Feb 2006	$53,034		$18,538	$22,466
Jun 1996(2)	2,391	8.875%	26	Feb 2010(5)	—		—	—
Jun 1996(2)	1,916	8.250%	23	Dec 2008	1,819	(9)	729	935
Jun 1996(2)	2,557	8.625%	32	Dec 2007(8)	—		—	1,044
Dec 1999	350	8.500%	4	Dec 2009	3,357		175	210
Dec 2001	623	9.000%	8	Apr 2014	1,076		435	485
Dec 2001	698	9.000%	9	Apr 2019	1,414		482	537
Dec 2001	485	9.000%	8	Apr 2019	1,395		246	306
Jun 2002	21,000	6.900%	138	Jul 2012	26,660		20,276	20,508
Jul 2002	2,340	7.420%	18	Jul 2012(6)	—		—	—
Nov 2003	95,000	5.420%	435	Nov 2013	163,723		95,000	95,000
Feb 2004(2)	6,952	6.900%	68	Jan 2017	12,221		6,299	6,665
Feb 2004(3)	12,000	7.370%	103	Sep 2007	28,464		7,979	8,606
Dec 2004(2)	408	9.375%	5	Sep 2014(7)	—		—	406
Mar 2005(2)	1,015	8.140%	11	Sep 2016	1,418		974	—

							$151,133	$157,168

(1)	Each loan is secured by a first mortgage lien on certain of the Company’s properties. The carrying values of the assets are as of December 31, 2005.
(2)	“Date Entered” represents the date that the Company acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	The Company assumed this long term fixed rate loan when the Company increased its ownership in the Partnership.
(4)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(5)	In December 2004, the Company disposed of the property that secured the loan, and simultaneously paid the outstanding principal in full.
(6)	In August, 2004, the Company disposed of the property that secured the loan, at which time the buyer assumed the loan.
(7)	In January 2005, the Company disposed of the property that secured the loan, at which time the buyer assumed the loan.
(8)	In September 2005, the Company disposed of the property that secured the loan, and simultaneously paid the outstanding principal in full.
(9)	The Company has a $864,000 letter of credit that also secures the loan.

Payments of principal on the mortgage debt and on advances outstanding under the Credit Facility are expected to be met from borrowings under the Credit Facility, proceeds from public or private offerings of the Company’s debt or equity securities, the Company’s secured or unsecured borrowings from banks or other lenders or proceeds from the sale of one or more of its properties.

Notes Payable—Secured.    The Company’s consolidated financial statements include the following notes payable as of December 31, 2005, as a result of the acquisition of equity interest of OAMI (dollars in thousands) (see “Business Combinations”):

	Principal Balance	Stated Rate	Maturity Date
02-1 Notes(1)(2)	$12,250	10%	December 2007
03-1 Notes(2)(3)	16,000	10%	June 2008

	$28,250

(1)	Interest is payable quarterly with annual principal payments of $2,000,000 payable June 30 of each year
(2)	Secured by certain mortgage residual interests owned by the Company
(3)	Interest is payable quarterly with annual principal payments of $1,750,000 payable December 31 of each year

Each issuance of notes can be prepaid at the option of OAMI, in whole or in part, without premium or penalty after the pre-payment date, as defined in each respective private placement memorandum relating to the notes.

Note Payable.    In connection with the acquisition of National Properties Corporation (“NAPE”), the Company assumed a $20,800,000 term note payable (“Term Note”), and a line of credit with an outstanding balance of $7,400,000, which was paid in full with proceeds from the Company’s existing line of credit in June 2005. The principal balance on the Term Note is due in full upon its expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 5.57% at December 31, 2005. In accordance with the terms of the Term Note, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

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

Debt and Equity Securities.    The Company has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. The Company has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investor Service and Fitch Ratings on its senior, unsecured debt since 1998. In May 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, which permits the issuance by the Company of up to $600,000,000 in debt and equity securities; as of December 31, 2005, the Company had $109,167,000 available for issuance under this shelf registration statement.

The Company filed a prospectus supplement to its shelf registration for each issuance of notes outlined in the table below (dollars in thousands).

	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Commencement of Semi- Annual Interest Payments	Maturity Date
2008 Notes(1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2004 Notes(1)(5)	June 1999	100,000	392	99,608	8.125%	7.547%	December 1999	June 2004
2010 Notes(1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012 Notes(1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014 Notes(1)(2)(6)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014
2015 Notes(1)	November 2005	150,000	390	149,610	6.150%	6.185%	June 2006	December 2015

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of the Company’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
(5)	The Company entered into a treasury rate lock agreement which fixed a treasury rate of 5.1854% on a notional amount of $92,000,000. Upon issuance of the 2004 Notes, the Company terminated the treasury rate lock agreement resulting in a gain of $2,679,000. The gain was deferred and amortized as an adjustment to interest expense over the term of the 2004 Notes using the effective interest method.
(6)	The Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

Each issuance of notes is redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture relating to the notes.

In connection with the debt offerings, the Company incurred debt issuance costs totaling $5,512,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which the Company’s notes have been issued, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2005, the Company was in compliance with those covenants. In the event that the Company violates any of the certain restrictive financial covenants, its access to the debt or equity markets may become impaired.

In July 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 5,600,000 shares of common stock and received gross proceeds of $100,800,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,374,000, consisting primarily of underwriters’ commissions and fees, legal and accounting fees and printing expenses. Net proceeds from the offering were used to fund a portion of the acquisition of the DC Office Properties (see “Results of Operations—Property Analysis—Investment Portfolio”).

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

During the year ended December 31, 2005, the Company issued 912,334 shares of common stock pursuant to the Company’s Dividend and Stock Purchase Plan and received gross proceeds of $18,063,000. The proceeds were used to pay down outstanding indebtedness of the Company’s credit facility.

In December 2001, the Company issued 4,349,918 shares of common stock and 1,999,974 shares of Series A Preferred Stock in connection with the acquisition of Captec (see “Results of Operations—Business Combinations”). Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). The Series A Preferred Stock ranks senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series A Preferred Stock on or after December 31, 2006, in whole or from time to time in part, for cash, at a redemption price of $25.00 per share, plus all accumulated and unpaid distributions. As a result of the appraisal action arising out of the Captec merger (see “Results of Operations—Merger Transactions”), the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,911 and 218,385, respectively. The reduction in shares represent the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In 2003, the Company used proceeds from its Credit Facility to fund the settlement of the appraisal action.

In connection with the acquisition of National Properties Corporation in June 2005 (see “Results of Operations—Business Combination”), the Company issued 1,636,532 newly issued shares of the Company’s common stock in exchange for 100% of the common stock of NAPE.

Financing Lease Obligation.    In July 2004, the Company sold five investment properties for approximately $26,041,000 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66,

“Accounting for Sales of Real Estate,” the Company has recognized the sale as a financing transaction. The 10-year financing lease bears an interest rate of 5.00% annually with monthly interest payments of $109,000 and expires in June 2014 unless either the put or call option is exercised. The Company used the proceeds from two properties to reinvest in other Investment Properties and the remaining proceeds to pay down outstanding indebtedness of the Company’s Credit Facility.

Compensation Plan Equity Issuances.    The Company believes that equity-based or equity-related compensation is an important element of overall compensation for the Company. Such compensation advances the interest of the Company by encouraging and providing for the acquisition of equity interests in the Company by directors, officers and other key associates, thereby aligning their interests with stockholders and providing them with a substantial motivation to enhance stockholder value.

Pursuant to the Company’s 2000 Performance Incentive Plan, the Company has granted and issued shares of restricted and unrestricted stock to certain officers, directors and key associates of the Company. The following information is a summary of the restricted stock grants for the years ended December 31, 2005, 2004 and 2003:

	Shares	Annual Vesting Rate		Number of Years for Vesting		Shares are 100% Vested on
Officers and Associates:
March 2003	40,407	1/4		4		January 1, 2007
March 2003	30,000	1/5		5		January 1, 2008
April 2004	100,000	1/5		4		January 1, 2008
April 2004	35,000	1/5		5		January 1, 2009
April 2004	50,211	1/7		6		January 1, 2010
September 2004	15,000	1/7		6		January 1, 2011
March 2005	92,900	1/5		5		January 1, 2010
April 2005	7,000	1/7		7		January 1, 2012
July 2005	500	1/7		7		January 1, 2012
October 2005	7,300		(2)		(2)	(2)
December 2005	67,462	1/5		5		January 1, 2010
December 2005	44,306		(1)	5		(1)

Directors:
June 2003	6,000	1/2		2		January 1, 2005
August 2004	4,500	1/2		2		January 1, 2006
December 2004	868	1/2		2		January 1, 2006
June 2005	3,000	1/2		2		January 1, 2007
October 2005	1,000	1/2		2		January 1, 2007

(1)	Vesting of shares is contingent upon achievement of certain performance goals by January 1, 2010
(2)	Immediate vesting of shares at date of grant

During 2005, 2004 and 2003, the Company cancelled 30,135, 29,926 and 5,950 shares of restricted stock, respectively.

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

In May 2002, the Company purchased a combined 25 percent partnership interest for $750,000 in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”), which owns a 346,000 square foot office building and an interest in an adjacent parking garage. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each former members of the Company’s board of directors, own the remaining partnership interests. Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, the Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company is $5,834,000 plus interest. Interest accrues based on a tiered rate structure with a maximum of 200 basis points above LIBOR (the current interest rate is 200 basis points above LIBOR). This guarantee will continue through the loan maturity in December 2010.

Notes Receivable.    Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2005 and 2004, the Company made structured finance investments of $5,988,000 and $6,857,000, respectively. As of December 31, 2005, the structured finance investments bear a weighted average interest rate of 13.8% per annum, of which 11.4% is payable monthly and the remaining 2.4% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of December 31, 2005 and 2004, the outstanding principal balance of the structured finance investments was $27,805,000 and $29,390,000, respectively.

Business Combinations.

Captec Net Lease Realty, Inc.—In December 2001, the Company acquired 100 percent of Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders had the right to receive $11,839,000 in cash, 4,349,918 newly issued shares of the Company’s common stock and 1,999,974 newly issued shares of the Company’s 9% Series A Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,911 and 218,385, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the Company entered into a settlement agreement with the beneficial owners of the 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Orange Avenue Mortgage Investments, Inc.—On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its consolidated financial statements.

According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets. Based upon independent appraisals and management’s evaluation, the following table summarizes the estimated fair values of the assets and liabilities of OAMI on May 2, 2005 (dollars in thousands):

Mortgage residual interests	$68,327
Notes receivable	3,272
Cash and cash equivalents	10,285
Restricted cash	17,427
Other assets	6,794

Total assets acquired	$106,105

Notes payable—secured	$32,000
Other liabilities	1,028
Deferred tax liability	14,787

Total liabilities assumed	47,815

Minority interest	27,315

Net assets	$30,975

The following table summarizes the extraordinary gain recognized by the Company (dollars in thousands) during the year ended December 31, 2005:

Company’s share of net assets acquired	$24,434
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	$14,786

The Company’s net earnings for the year ended December 31, 2005, includes 78.9 percent of OAMI’s net earnings since the date of the acquisition in the amount of $1,411,000.

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $2,749,000 in distributions from the LLCs. During the year ended December 31, 2004, the company received $10,562,000 in distributions from the LLCs. For the years ended December 31, 2005 and 2004, the Company recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the notes payable-secured (see “Capital Resources—Notes Payable—Secured”).

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals during the year ended December 31, 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, were recorded as an aggregate impairment of $2,382,000 for the year ended December 31, 2005.

The Company merged certain of its wholly owned subsidiaries into Commercial Net Lease Realty, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets.

National Properties Corporation—On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE shareholders received 1,636,532 newly issued shares of the Company’s common stock. According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Real estate, Investment Portfolio:
Accounted for using the operating method	$58,542
Cash and cash equivalents	1,276
Other assets	6,757

Total assets acquired	$66,575

Note payable	$28,200
Other liabilities	6,176

Total liabilities assumed	34,376

Net assets acquired	$32,199

The Company’s net earnings for the year ended December 31, 2005, includes NAPE’s net earnings as of the date of acquisition, which were $1,867,000.

Results of Operations

Critical Accounting Policies and Estimates.

In response to SEC Release Numbers 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” and 33-8056, “Commission Statement About Analysis of Financial Condition and Results of Operations,” the Company’s management has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments. A summary of the Company’s accounting policies and procedures are included in Note 1 of the Company’s consolidated financial statements. Management believes the following critical accounting policies among others affect its more significant judgment of estimates used in the preparation of the Company’s consolidated financial statements.

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

Operating method—Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives (generally 35 to 40 years). Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents, which vary during the lease term, and the income recognized on a straight-line basis.

Direct financing method—Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

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

Intangible Assets and Liabilities.    The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the relative fair values of these assets. Management uses the as-if-vacant fair value of a property provided by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. The Company’s leases do not currently include fixed-rate renewal periods.

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

Inventory Real Estate.    The NNN TRS acquires, develops and owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by the NNN TRS. The NNN TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the NNN TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the NNN TRS classifies its real estate held for sale as discontinued operations when rental revenues are generated. When real estate held for sale is disposed of, the related costs are removed from the accounts, and gains and losses from the dispositions are reflected in earnings.

Income Taxes.    The Company, including OAMI, has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, provided that it distributes 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2005, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

The Company and its taxable REIT subsidiaries have made timely TRS election. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are therefore subject to federal and state income taxes. All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.

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

Property Analysis

Property Analysis—Investment Portfolio

General.    As of December 31, 2005, the Company owned 524 Investment Properties that are leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, Susser (Circle K), CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. Approximately 98 percent of the gross leasable area of the Company’s Investment Portfolio was leased at December 31, 2005.

The following table summarizes the Company’s portfolio of Investment Properties as of December 31:

	2005	2004	2003
Investment Properties Owned:
Number	524	362	348
Total gross leasable area (square feet)	9,227,000	8,542,000	7,907,000

Investment Properties Leased:
Number	512	351	337
Total gross leasable area (square feet)	9,066,000	8,322,000	7,669,000
Percent of total gross leasable area	98%	97%	97%
Weighted average remaining lease term (years)	11	10	11

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

Property Acquisitions.    Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions for each of the years ended December 31:

	2005	2004	2003
Acquisitions:
Number of Investment Properties	170	36	23
Gross leasable area (square feet)	1,150,000	825,000	1,439,000

Total dollars invested	$332,461,000	$139,303,0000	$212,317,000

Property acquisitions for 2005 include (i) the 43 properties with an aggregate gross leasable area of 399,000 square feet acquired as a result of the NAPE merger in June 2005 and (ii) the 53 properties with an aggregate gross leasable area of 222,000 square feet acquired from SSP Partners, a subsidiary of Susser Holdings, LLC, in December 2005.

In August 2003, the Company acquired the DC Office Properties. Pursuant to the lease agreement, the Company paid $27,322,000 for building and tenant improvements. The properties include two office buildings containing an aggregate of 555,000 rentable square feet and a two-level garage with approximately 1,000 parking spaces.

Property Dispositions.    The Company typically uses the proceeds from property sales to either pay down the outstanding indebtedness of the Company’s Credit Facility or reinvest in real estate. The following table summarizes the Investment Properties sold by the Company for each of the years ended December 31:

	2005	2004	2003
Number of properties	12	20	14
Gross leasable area	476,000	155,000	345,000
Net sales proceeds	$40,377,000	$32,544,000	$25,023,000
Net gain	$9,816,000	$2,523,000	$287,000

During 2005, the Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s Credit Facility and to reinvest in real estate. During 2004 and 2003, the Company used the proceeds from the dispositions to pay down the outstanding indebtedness of the Company’s Credit Facility.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its Investment Properties sold during the years ended December 31, 2005, 2004 and 2003, as discontinued operations. In addition, the Company has classified one leasehold interest that expired during the year ended December 31, 2004 as discontinued operations. All Investment Properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued operations.

Property Analysis—Inventory Portfolio

General.    The Company’s inventory real estate assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio as of December 31:

	2005	2004	2003
Development Portfolio:
Completed Inventory Properties	1	4	4
Properties under construction	12	7	5
Land parcels	4	4	4

	17	15	13

Exchange Portfolio:
Completed Inventory Properties	46	6	2

Total Inventory Properties	63	21	15

Property Acquisitions.    Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings.

The following table summarizes the Inventory Property acquisitions for each of the years ended December 31:

	2005	2004	2003
Acquisitions:
Number of properties	58	33	23
Dollars invested	$66,527,000	$48,318,000	$38,836,000

Completed construction:
Number of properties	4	8	8
Dollars invested	$10,714,000	$26,366,000	$23,169,000

Total dollars invested in real estate held for sale	$134,373,000	$76,647,000	$63,469,000

Property Dispositions.    The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2005		2004		2003
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development	12	$18,065	16	$20,673	11	$8,322
Exchange	16	2,641	8	1,912	18	2,816
Intercompany eliminations	—	921	—	817	—	1,037
Minority interest	—	(5,999)	—	(6,422)	—	(986)

	28	$15,628	24	$16,980	29	$11,189

During the years ended December 31, 2005, 2004 and 2003, the Company used the proceeds from the sale of the inventory properties to pay down the outstanding indebtedness of the Company’s Credit Facility.

Business Combinations.

Captec Net Lease Realty, Inc.—In December 2001, the Company acquired 100 percent of Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders had the right to receive $11,839,000 in cash, 4,349,918 newly issued shares of the Company’s common stock and 1,999,974 newly issued shares of the Company’s 9% Series A Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,911 and 218,385, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the Company entered into a settlement agreement with the beneficial owners of the 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Orange Avenue Mortgage Investments, Inc.—On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its consolidated financial statements.

According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets. Based upon independent appraisals and management’s evaluation, the following table summarizes the estimated fair values of the assets and liabilities of OAMI on May 2, 2005 (dollars in thousands):

Mortgage residual interests	$68,327
Notes receivable	3,272
Cash and cash equivalents	10,285
Restricted cash	17,427
Other assets	6,794

Total assets acquired	$106,105

Notes payable—secured	$32,000
Other liabilities	1,028
Deferred tax liability	14,787

Total liabilities assumed	47,815

Minority interest	27,315

Net assets	$30,975

The following table summarizes the extraordinary gain recognized by the Company (dollars in thousands) during the year ended December 31, 2005:

Company’s share of net assets acquired	$24,434
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	$14,786

The Company’s net earnings for the year ended December 31, 2005, includes 78.9 percent of OAMI’s net earnings since the date of the acquisition in the amount of $1,411,000.

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $2,749,000 in distributions from the LLCs. During the year ended December 31, 2004, the company received $10,562,000 in distributions from the LLCs. For the years ended December 31, 2005 and 2004, the Company recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the notes payable-secured (see “Capital Resources-Notes Payable-Secured”).

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals during the year ended December 31, 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, were recorded as an aggregate impairment of $2,382,000 for the year ended December 31, 2005.

The Company merged certain of its wholly owned subsidiaries into Commercial Net Lease Realty, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets.

National Properties Corporation—On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE shareholders received 1,636,532 newly issued shares of the Company’s common stock. According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Real estate, Investment Portfolio:
Accounted for using the operating method	$58,542
Cash and cash equivalents	1,276
Other assets	6,757

Total assets acquired	$66,575

Note payable	$28,200
Other liabilities	6,176

Total liabilities assumed	34,376

Net assets acquired	$32,199

The Company’s net earnings for the year ended December 31, 2005, includes NAPE’s net earnings since the date of acquisition in the amount of $1,867,000.

Revenue From Operations Analysis

General.    During the year ended December 31, 2005, the Company’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations—Property Analysis—Investment Portfolio—Property Acquisitions”) and an increase in occupancy rate to 98 percent as of December 31, 2005. The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

During the year ended December 31, 2005, the Company capitalized certain overhead costs included in general and administrative, real estate and interest expenses and deferred certain rental income related to the construction of tenant improvements on one of the Company’s Investment Properties related to prior periods. The net effect of the deferred revenue and the expense capitalization (collectively, the “TI Completion”) did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2005.

The following summarizes the Company’s revenues (dollars in thousands):

	2005		2004		2003
		Percent of Total		Percent of Total		Percent of Total
Rental income(1)	$123,252	84.9%	$109,036	85.7%	$90,030	89.5%
Real estate expense reimbursement from tenants	6,350	4.4%	5,756	4.5%	4,975	4.9%
Gain on disposition of real estate, Inventory Portfolio	2,010	1.4%	4,700	3.7%	3,247	3.2%
Interest and other income from real estate transactions	6,216	4.3%	7,698	6.1%	2,366	2.4%
Interest income on mortgage residual interests	7,349	5.0%	—	—	—	—

Total revenues from continuing operations	$145,177	100.0%	$127,190	100.0%	$100,618	100.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

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

	2005		2004		2003
		Percent of Total		Percent of Total		Percent of Total
Investment Assets	$142,047	97.8%	$122,257	96.1%	$96,764	96.2%
Inventory Assets	3,130	2.2%	4,933	3.9%	3,854	3.8%

Total revenue from continuing operations	$145,177	100.0%	$127,190	100.0%	$100,618	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004.    Rental Income increased 13.0 percent for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to the addition of an aggregate gross leasable area of 1,150,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of 170 Investment Properties during the year ended December 31, 2005. However, this increase is partially offset by the TI Completion.

Real estate expense reimbursements from tenants increased 10.3 percent for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to a full year of reimbursements during 2005 from certain tenants acquired during 2004.

The gain on disposition of real estate Inventory Portfolio included in continuing operations, decreased 57.2 percent for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to the varying gross margin on sales of Inventory Properties. The following table summarizes the property dispositions included in continuing operations for the year ended December 31:

	2005		2004
	# of Properties	Gain	# of Properties	Gain
Continuing operations	6	2,010	7	4,700
Minority interest	—	—	—	(1,717)

Total continuing operations	6	2,010	7	2,983

Interest and other income from real estate transactions decreased 19.3 percent for the year ended December 31, 2005 as compared to the year ended December 31, 2004, primarily due to a decrease in interest earned on the structured finance investments for the year ended December 31, 2005. The weighted average outstanding principal balance of the structured finance investments during the year ended December 31, 2005 and 2004, was $27,298,000 and $44,424,000, respectively. However, the decrease was partially offset by the $886,000 and $175,000 of fee income received during the year ended December 31, 2005 and 2004, respectively, in connection with the disposition and development services the Company provided to an affiliate of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors.

During the year ended December 31, 2005, the Company recorded $7,349,000 in interest income from mortgage residual interests resulting from the acquisition of 78.9 percent of OAMI in May 2005 (see “Business Combinations”).

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003.    Rental Income increased 21.1 percent for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the addition of an aggregate gross leasable area of 825,000 square feet to the Company’s portfolio resulting from the acquisition of 36 Investment Properties during the year ended December 31, 2004 and the addition of 24 Investment Properties with an aggregate gross leasable area of 1,453,000 during the year ended December 31, 2003.

Real estate expense reimbursements from tenants increased 15.7 percent for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the addition of properties that reimburse for expenses, see “Results of Operations—Property Analysis—Investment Portfolio—Property Acquisitions.”

The gain on disposition of real estate held for sale included in continuing operations, increased 44.8 percent for the year ended December 31, 2004, as compared to the year ended December 31, 2003, primarily due to the number of properties sold and the varying gross margin on sales of inventory properties. The following table summarizes the property dispositions included in continuing operations for the year ended December 31:

	2004		2003
	# of Properties	Gain	# of Properties	Gain
Continuing operations	7	4,700	3	3,247
Minority interest	—	(1,717)	—	—

Total continuing operations	7	2,983	3	3,247

Interest and other income from real estate transactions increased 225.4 percent for the year ended December 31, 2004 as compared to the year ended December 31, 2003, primarily due to the interest earned on the $50,290,000 structured finance investments entered into since October 2003.

Expense Analysis

General.    During 2005 operating expenses increased primarily as a result of the acquisition of additional properties but remained generally proportionate to the Company’s total revenue. The following summarizes the Company’s expenses (dollars in thousands):

	2005		2004		2003
		Percent of Total		Percent of Total		Percent of Total
General and administrative	$23,411	38.2%	$22,995	41.6%	$21,680	49.0%
Real estate	11,534	18.8%	11,870	21.5%	7,161	16.2%
Depreciation and amortization	22,276	36.4%	16,682	30.2%	12,968	29.3%
Impairment—real estate	1,673	2.7%	—	—	—	—
Impairment—mortgage residual interests	2,382	3.9%	—	—	—	—
Dissenting shareholders’ settlement	—	—	—	—	2,413	5.5%
Transition costs	—	—	3,741	6.7%	—	—

Total operating expenses from continuing operations	$61,276	100.0%	$55,288	100.0%	$44,222	100.0%

Comparison of Year End December 31, 2005 to Year Ended December 31, 2004.    In general, operating expenses increased 10.8 percent for the year ended December 31, 2005, over the year ended December 31, 2004, but decreased as a percentage of total revenues by 1.3 percent to 42.2 percent.

General and administrative expenses increased 1.8 percent for the year ended December 31, 2005, but decreased as a percentage of total revenues by 2.0 percent to 16.1 percent. General and administrative expenses increased for the year ended December 31, 2005, primarily as a result of (i) an increase in professional services provided to the Company, and (ii) increases in expenses related to personnel. The increase in general and administrative expenses was partially offset by the TI Completion.

Real estate expenses decreased 2.8 percent for the year ended December 31, 2005, and decreased as a percentage of total revenues by 1.4 percent to 7.9 percent. Real estate expenses for the year ended December 31, 2005, decreased primarily due to the (i) a decrease in tenant reimbursable real estate expenses, (ii) a decrease in property expenses related to vacant properties due to an increased Investment Property occupancy rate from 97 percent as of December 31, 2004 to 98 percent as of December 31, 2005, and (iii) the TI Completion.

Depreciation and amortization expense increased 33.5 percent for the year ended December 31, 2005, and increased 2.2 percent to 15.3 percent of total revenues for the year ended December 31, 2005. The increase in depreciation and amortization expense for the year ended December 31, 2005, is primarily attributable to (i) the depreciation on the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet acquired during the year ended December 31, 2005, (ii) a full year of depreciation on the 36 Investment Properties with an aggregate gross leasable area of 825,000 square feet acquired during the year ended December 31, 2004, and (iii) the TI Completion.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. After such review, the Company recognized a $1,673,000 impairment on its Investment Portfolio during the year ended December 31, 2005.

As a result of the independent valuations of Residuals, the Company reduced the carrying value of the Residuals during the year ended December 31, 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in of the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in value related to the portion of the Residuals previously owned by NLF, were recorded as an aggregate impairment of $2,382,000 for the year ended December 31, 2005 (see “Business Combinations”).

During the year ended December 31, 2004, the Company recorded transition costs of $3,741,000, including severance, accelerated vesting of restricted stock and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003.    In general, operating expenses increased 25.0 percent for the year ended December 31, 2004, over the year ended December 31, 2003, but decreased as a percentage of total revenues by 0.5 percent to 43.4 percent.

General and administrative expenses increased 6.1 percent for the year ended December 31, 2004, but decreased as a percentage of total revenues by 3.4 percent to 18.1 percent. General and administrative expenses increased for the year ended December 31, 2004, primarily as a result of increases in expenses related to personnel. In addition, expenses related to professional services provided to the Company increased for the year ended December 31, 2004. For the year ended December 31, 2004, this increase is partially offset by a decrease in state taxes paid by the Company.

Real estate expenses increased 65.8 percent for the year ended December 31, 2004, and increased as a percentage of total revenues by 2.2 percent to 9.3 percent. Real estate expenses for the year ended December 31, 2004, increased primarily due to the August 2003 acquisition of the DC Office Properties. The DC Office Properties lease and the revenues related to such real estate expenses are included in real estate expense reimbursement from tenants. Real estate expenses related to the DC Office Properties were 61.1 and 53.8 percent, respectively, of total real estate expenses for the years ended December 31, 2004 and 2003, respectively. In addition, real estate expenses on vacant properties increased for the year ended December 31, 2004.

Depreciation and amortization expense increased 28.6 percent for the year ended December 31, 2004, and increased 0.2 percent to 13.1 percent of total revenues for the year ended December 31, 2004. The increase in depreciation and amortization expense for the year ended December 31, 2004, is primarily attributable (i) the depreciation on the acquisition of 36 additional Investment Properties with an aggregate gross leasable area of 825,000 square feet and the tenant improvements on four Investment Properties during the year ended December 31, 2004, and (ii) the amortization of additional lease costs. The increase is partially offset by a decrease in the amortization of debt costs and the decrease in depreciation resulting from the disposition of 20 and 14 Investment Properties during each of the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2003, the Company recorded a dissenting shareholders’ settlement expense of $2,413,000 related to the lawsuit that arose as a result of the merger with Captec in December 2001. (See “Business Combinations”).

During the year ended December 31, 2004, the Company recorded transition costs of $3,741,000, including severance, accelerated vesting of restricted stock and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

Analysis of Other Expenses and Revenues

General.    During the year ended December 31, 2005, the combined interest and other income and interest expense increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations (dollars in thousands):

	2005		2004		2003
		Percent of Total		Percent of Total		Percent of Total
Interest and other income	$(2,054)	(6.1)%	$(3,761)	(13.1)%	$(3,346)	(14.4)%
Interest expense	35,941	106.1%	32,381	113.1%	26,628	114.4%

Total other expenses (revenues) from continuing operations	$33,887	100.0%	$28,620	100.0%	$23,282	100.0%

Comparison of Year Ended December 31, 2005 to Year Ended December 31 2004.    In general, other expenses (revenues) increased 18.4 percent for the year ended December 31, 2005, over the year ended December 31, 2004. However, other expenses (revenues) remained relatively proportionate to total revenues (23.3 and 22.5 percent of total revenues for the years ended December 31, 2005 and 2004, respectively).

Interest expense increased 11.0 percent for the year ended December 31, 2004, but decreased as a percentage of total revenues by 0.7 percent to 24.8 percent for the year ended December 31, 2005. The increase in interest expense for the year ended December 31, 2005, was primarily due to (i) an increase to $512,539,000 in the average long-term fixed rate debt outstanding during the year ended December 31, 2005, (ii) the $26,041,000 financing lease obligation entered into in July 2004, (iii) the $32,000,000 secured notes payable assumed in May 2005 in connection with the 78.9 percent equity interest in OAMI (see “Business Combinations”), and (iv) the $150,000,000 of notes payable issued in November 2005 with an effective interest rate of 6.185% due in December 2015. In addition, the average variable rate debt outstanding increased to $14,994,000 during the year ended December 31, 2005 and the weighted average interest rate was approximately 195 basis points higher during the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in interest expense was partially offset by (i) the TI Completion, and (ii) the Company’s refinancing of $100,000,000 of notes payable with an effective interest rate of 7.547% in June 2004 with a new issuance of notes payable with an effective interest rate of 5.910%.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003.    In general, other expenses (revenues) increased 22.9 percent for the year ended December 31, 2004, over the year ended December 31, 2003, but decreased as a percentage of total revenues by 0.6 percent to 22.5 percent.

Interest expense increased 21.6 percent for the year ended December 31, 2004, but remained relatively proportionate to total revenues, 25.5 percent and 26.5 percent for the years ended December 31, 2004 and 2003, respectively. The increase in interest expense for the year ended December 31, 2004, was primarily attributable to an increase in the long-term fixed rate average debt outstanding to $457,551,000 as of December 31, 2004, including the addition of the $95,000,000 fixed rate mortgage loan entered into in November 2003. However, the increase in interest expense was partially offset by a lower average debt outstanding of $58,120,000 as of December 31, 2004 on the Company’s short-term variable interest rate debt.

Unconsolidated Affiliates

For details on each of the Company’s unconsolidated affiliates, see “Capital Resources—Investments in Unconsolidated Affiliates.”

During the years ended December 31, 2005, 2004 and 2003, the Company recognized equity in earnings of unconsolidated affiliates of $1,209,000, $4,724,000 and $4,341,000, respectively. The increase in equity in earnings of unconsolidated affiliates for the year ended December 31, 2004 compared to the year ended December 31, 2003, was primarily attributable to the income earned on investments in mortgage residual interests. The decrease in equity in earnings of unconsolidated affiliates for the year ended December 31, 2005, was primarily attributable to a decrease in the income earned on investments in mortgage residual interests as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005 (See “Business Combinations”). The Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as a part of OAMI in the Company’s consolidated financial statements.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related to any Investment Property that was held for sale at December 31, 2005. The Company also classified the revenues and expenses of its Inventory Properties that were sold which generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale which generated rental revenues as of December 31, 2005. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2005			2004			2003
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Portfolio	12	$9,816	$11,102	20	$2,523	$6,080	14	$287	$6,702
Inventory Portfolio, net of minority interest	22	13,618	9,376	17	13,997	9,547	26	7,942	6,370

	34	$23,434	$20,478	37	$16,520	$15,627	40	$8,229	$13,072

The Company occasionally sells investment properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Extraordinary Gain

During the year ended December 31, 2005, the Company recognized an extraordinary gain of $14,786,000, which resulted from the difference between the Company’s portion of the fair value of net assets acquired in the acquisition of 78.9 percent equity interest in OAMI and the purchase price (see “Business Combinations”).

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

The Company entered into a forward starting interest rate swap in February 2004 and terminated the swap effective June 2004 for a swap gain of $4,148,000. The Company had no outstanding derivatives as of December 31, 2005 and 2004.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of December 31, 2005 and 2004. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of December 31, 2005. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of December 31, 2005, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Debt Obligations (dollars in thousands)
	Variable Rate Credit Facility & Term Note(1)		Fixed Rate Mortgages		Fixed Rate Notes(3)(4)		Financing Lease Obligation(5)
	Debt Obligation	Weighted Average Interest Rate(2)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate
2006	$—	—	$20,241	5.99%	$3,750	6.77%	$—	5.00%
2007	—	—	8,413	5.93%	12,500	6.75%	—	5.00%
2008	—	—	1,190	5.86%	112,000	6.52%	—	5.00%
2009	183,100	4.81%	1,000	5.84%	—	6.43%	—	5.00%
2010	—	—	1,022	5.93%	20,000	6.39%	—	5.00%
Thereafter	—	—	119,267	5.74%	350,000	6.30%	26,041	5.00%

Total	$183,100		$151,133		$498,250		$26,041

Fair Value:
December 31, 2005	$183,100	4.81%	$151,133	6.18%	$522,353	6.74%	$26,041	5.00%

December 31, 2004	$17,900	2.72%	$157,168	6.27%	$353,647	7.04%	$26,041	5.00%

(1)	Includes $20,800 Term Note that was assumed in connection with the acquisition of NAPE in June 2005.
(2)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of the Company. The Term Note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company.
(3)	Fixed rate notes include both the Company’s secured and unsecured notes payable.
(4)	Net of unamortized note discounts and unamortized interest rate hedge gain.
(5)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Commercial Net Lease Realty, Inc.:

We have audited the accompanying consolidated balance sheets of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Effective January 1, 2004, the Commercial Net Lease Realty, Inc. implemented Financial Accounting Standards Board Interpretation No. 46, revised December 2003, Consolidation of Variable Interest Entities (FIN 46R) and has restated all prior period consolidated financial statements to reflect its adoption.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Commercial Net Lease Realty, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Orlando, Florida

February 17, 2006

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Commercial Net Lease Realty, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that Commercial Net Lease Realty, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Commercial Net Lease Realty, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Commercial Net Lease Realty, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Commercial Net Lease Realty, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Commercial Net Lease Realty, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedules III and IV and our report dated February 17, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedules III and IV.

Orlando, Florida

February 17, 2006

Certified Public Accountants

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization and impairment	$1,296,793	$1,009,397
Accounted for using the direct financing method	95,704	102,311
Held for sale, net of impairment	1,600	—
Real estate, Inventory Portfolio, held for sale, net of accumulated depreciation	131,074	58,049
Mortgages, notes and accrued interest receivable, net of allowance of $676 and $896, respectively	51,086	45,564
Investments in unconsolidated mortgage residual interests	—	29,672
Mortgage residual interests, net of impairment of $2,382	55,184	—
Cash and cash equivalents	8,234	1,947
Restricted cash	30,191	—
Receivables, net of allowance of $847 and $924, respectively	8,547	6,636
Accrued rental income, net of allowance	27,999	28,619
Debt costs, net of accumulated amortization of $9,567 and $8,063, respectively	6,096	3,926
Other assets	20,908	13,927

Total assets	$1,733,416	$1,300,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$162,300	$17,900
Mortgages payable	151,133	157,168
Notes payable—secured	28,250	—
Notes payable, net of unamortized discount of $1,133 and $847, respectively, and an unamortized interest rate hedge gain of $3,653 and $3,979, respectively	493,321	323,132
Financing lease obligation	26,041	26,041
Accrued interest payable	5,539	4,334
Other liabilities	20,058	11,745
Income tax liability	13,748	702

Total liabilities	900,390	541,022

Minority interest	4,939	2,028
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding, stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 55,130,876 and 52,077,825 shares issued and outstanding December 31, 2005 and 2004, respectively	551	521
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	783,268	725,337
Accumulated dividends in excess of net earnings	(20,489)	(35,188)
Deferred compensation	(4,783)	(3,212)

Total stockholders’ equity	828,087	756,998

	$1,733,416	$1,300,048

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Rental income from operating leases	$112,384	$97,903	$79,109
Earned income from direct financing leases	10,388	10,723	10,531
Contingent rental income	480	410	390
Real estate expense reimbursement from tenants	6,350	5,756	4,975
Gain on disposition of real estate, Inventory Portfolio	2,010	4,700	3,247
Interest and other income from real estate transactions	6,216	7,698	2,366
Interest income on mortgage residual interests	7,349	—	—

	145,177	127,190	100,618

Operating expenses:
General and administrative	23,411	22,995	21,680
Real estate	11,534	11,870	7,161
Depreciation and amortization	22,276	16,682	12,968
Impairment—real estate	1,673	—	—
Impairment—mortgage residual interests	2,382	—	—
Dissenting shareholders’ settlement	—	—	2,413
Transition costs	—	3,741	—

	61,276	55,288	44,222

Earnings from operations	83,901	71,902	56,396

Other expenses (revenues):
Interest and other income	(2,054)	(3,761)	(3,346)
Interest expense	35,941	32,381	26,628

	33,887	28,620	23,282

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliates	50,014	43,282	33,114
Income tax benefit	2,776	2,544	2,958
Minority interest	137	(1,243)	(12)
Equity in earnings of unconsolidated affiliates	1,209	4,724	4,341

Earnings from continuing operations	54,136	49,307	40,401
Earnings from discontinued operations:
Real estate, Investment Portfolio	11,102	6,080	6,702
Real estate, Inventory Portfolio, net of income tax expense and minority interest	9,376	9,547	6,370

	20,478	15,627	13,072

Earnings before extraordinary gain	74,614	64,934	53,473
Extraordinary gain	14,786	—	—
Net earnings	89,400	64,934	53,473
Series A preferred stock dividends	(4,008)	(4,008)	(4,008)
Series B convertible preferred stock dividends	(1,675)	(1,675)	(502)

Net earnings available to common stockholders—basic	83,717	59,251	48,963
Series B convertible preferred stock dividends, if dilutive	1,675	—	502

Net earnings available to common stockholders—diluted	$85,392	$59,251	$49,465

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS—CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net earnings per share of common stock:
Basic:
Continuing operations	$0.91	$0.85	$0.84
Discontinued operations	0.39	0.30	0.30
Extraordinary gain	0.28	—	—

Net earnings	$1.58	$1.15	$1.14

Diluted:
Continuing operations	$0.92	$0.85	$0.83
Discontinued operations	0.37	0.30	0.30
Extraordinary gain	0.27	—	—

Net earnings	$1.56	$1.15	$1.13

Weighted average number of common shares outstanding:
Basic	52,984,821	51,312,434	43,108,213

Diluted	54,640,143	51,742,518	43,896,800

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Dividends in Excess of Net Earnings	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2002	$44,551	$—	$404	$528,888	$(21,657)	$(3,045)	$—	$549,141

Net earnings	—	—	—	—	53,473	—	—	53,473
Dividends declared and paid ($2.25 per share of Series A Preferred Stock)	—	—	—	—	(4,008)	—	—	(4,008)
Dividends declared and paid ($50.25 per share of Series B Convertible Preferred Stock)	—	—	—	—	(502)	—	—	(502)
Dividends declared and paid ($1.28 per share of common stock)	—	—	—	—	(55,473)	—	—	(55,473)
Reversal of 379 shares of preferred stock and 823 shares of common stock originally offered to the dissenting stockholders in connection with the merger in 2001	(10)	—	—	(11)	—	—	—	(21)
Issuance of 9,528,653 shares of common stock	—	—	95	168,512	—	—	—	168,607
Issuance of 10,000 shares of preferred stock	—	25,000	—	—	—	—	—	25,000
Issuance of 76,407 shares of restricted common stock	—	—	1	1,140	—	(1,141)	—	—
Cancellation of 5,950 shares of restricted common stock	—	—	—	(91)	—	91	—	—
Stock issuance costs	—	—	—	(6,734)	—	—	—	(6,734)
Amortization of deferred compensation	—	—	—	—	—	1,271	—	1,271

Balances at December 31, 2003	44,541	25,000	500	691,704	(28,167)	(2,824)	—	730,754

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Dividends in Excess of Net Earnings	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	44,541	25,000	500	691,704	(28,167)	(2,824)	—	730,754

Net earnings	—	—	—	—	64,934	—	—	64,934
Dividends declared and paid ($2.25 per share of Series A Preferred Stock)	—	—	—	—	(4,008)	—	—	(4,008)
Dividends declared and paid ($167.50 per share of Series B Convertible Preferred Stock)	—	—	—	—	(1,675)	—	—	(1,675)
Dividends declared and paid ($1.29 per share of common stock)	—	—	1	1,056	(66,272)	—	—	(65,215)
Deferred changes in fair value of interest rate swap	—	—	—	—	—	—	(4,148)	(4,148)
Reversal of 56 shares of preferred stock and 51 shares of common stock originally offered to the dissenting stockholders in connection with the merger in 2001	(1)	—	—	—	—	—	—	(1)
Issuance of 886,962 shares of common stock	—	—	9	12,129	—	—	—	12,138
Issuance of 953,551 shares of common stock in exchange for a partnership interest	—	—	9	17,440	—	—	—	17,449
Issuance of 205,579 shares of restricted common stock	—	—	2	3,487	—	(3,489)	—	—
Cancellation of 29,926 shares of restricted common stock	—	—	—	(473)	—	473	—	—
Stock issuance costs	—	—	—	(6)	—	—	—	(6)
Amortization of deferred compensation	—	—	—	—	—	2,628	—	2,628
Termination and reclass of interest rate swap	—	—	—	—	—	—	4,148	4,148

Balances at December 31, 2004	44,540	25,000	521	725,337	(35,188)	(3,212)	—	756,998

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Capital in Excess of Par Value	Accumulated Dividends in Excess of Net Earnings	Deferred Compensation on Restricted Stock	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	44,540	25,000	521	725,337	(35,188)	(3,212)	—	756,998

Net earnings	—	—	—	—	89,400	—	—	89,400
Dividends declared and paid ($2.25 per share of Series A Preferred Stock)	—	—	—	—	(4,008)	—	—	(4,008)
Dividends declared and paid ($167.50 per share of Series B Convertible Preferred Stock)	—	—	—	—	(1,675)	—	—	(1,675)
Dividends declared and paid ($1.30 per share of common stock)	—	—	1	2,684	(69,018)	—	—	(66,333)
Issuance of 1,636,532 shares of common stock in connection with the business combination	—	—	16	31,143	—	—	—	31,159
Issuance of 180,580 shares of common stock	—	—	2	2,649	—	—	—	2,651
Issuance of 912,334 shares of common stock under discounted stock purchase program	—	—	9	18,063	—	—	—	18,072
Issuance of 216,168 shares of restricted common stock	—	—	2	3,861	—	(3,863)	—	—
Cancellation of 30,135 shares of restricted common stock	—	—	—	(461)	—	461	—	—
Stock issuance costs	—	—	—	(8)	—	—	—	(8)
Amortization of deferred compensation	—	—	—	—	—	1,831	—	1,831

Balances at December 31, 2005	44,540	25,000	551	783,268	(20,489)	(4,783)	—	828,087

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$89,400	$64,934	$53,473
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,971	978	1,905
Depreciation and amortization	22,350	17,398	13,799
Impairment—real estate	3,729	—	—
Impairment—mortgage residual interests	2,382	—	—
Amortization of notes payable discount	105	123	146
Amortization of deferred interest rate hedge gains	(326)	(457)	(596)
Equity in earnings of unconsolidated affiliates, net of deferred intercompany profits	(1,209)	(5,064)	(4,674)
Distributions received from unconsolidated affiliates	3,293	11,008	5,684
Minority interests	(5,854)	1,828	341
Gain on disposition of real estate, Investment Portfolio	(9,816)	(2,523)	(287)
Extraordinary gain	(14,786)	—	—
Deferred income taxes	(2,938)	3,236	941
Transition costs	—	1,929	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(137,286)	(74,024)	(58,612)
Proceeds from disposition of real estate, Inventory Portfolio	79,065	87,321	72,262
Gain on disposition of real estate, Inventory Portfolio	(21,627)	(23,402)	(12,175)
Decrease in real estate leased to others using the direct financing method	2,915	2,770	2,368
Increase in work in process	(4,355)	(2,093)	(2,679)
Increase (decrease) in mortgages, notes and accrued interest receivable	6,465	6,243	(9,798)
Decrease (increase) in receivables	7,730	(1,642)	(2,614)
Decrease in mortgage residual interests	11,704	—	—
Increase in accrued rental income	593	(3,438)	(6,548)
Decrease (increase) in other assets	877	(1,456)	(1,682)
Increase in accrued interest payable	913	485	246
Increase (decrease) in other liabilities	(4,365)	1,646	2,715

Net cash provided by operating activities	30,930	85,800	54,215

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	38,982	32,639	25,024
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(267,488)	(134,565)	(215,730)
Accounted for using the direct financing method	(309)	—	—
Investment in unconsolidated affiliates	—	(4)	(9,362)
Increase in mortgages and notes receivable	(17,738)	(6,857)	(48,328)
Mortgage and notes payments received	16,846	23,301	1,785
Increase in mortgages and other receivables from unconsolidated affiliates	—	(115,600)	(119,700)
Payments received on mortgages and other receivables from unconsolidated affiliates	—	132,200	125,900
Business combination, net of cash acquired	2,183	1,068	—
Restricted cash	(12,764)	—	—
Acquisition of 1.3 percent interest in Services	(829)	—	—
Payment of lease costs	(1,253)	(1,491)	(3,127)
Consideration due to the dissenting shareholders in connection with the merger of Captec Net Lease Realty, Inc. (“Captec”) in December 2001	—	—	(13,278)
Other	(117)	(654)	(54)

Net cash used in investing activities	(242,487)	(69,963)	(256,870)

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Proceeds from line of credit payable	373,500	350,900	352,800
Repayment of line of credit payable	(229,100)	(360,800)	(363,900)
Proceeds from mortgages payable	—	406	95,000
Repayment of mortgages payable	(6,644)	(9,163)	(2,944)
Proceeds from financing lease obligation	—	26,041	—
Proceeds from notes payable	149,610	149,560	—
Proceeds from forward starting interest rate swap	—	4,148	—
Repayment of notes payable	(11,150)	(120,000)	—
Payment of debt costs	(3,073)	(1,450)	(1,900)
Proceeds from issuance of Series B Convertible Preferred Stock	—	—	25,000
Proceeds from issuance of common stock	23,268	13,230	168,579
Payment of Series A Preferred Stock dividends	(4,008)	(4,008)	(4,010)
Payment of Series B Convertible Preferred Stock dividends	(1,675)	(1,675)	(502)
Payment of common stock dividends	(69,018)	(66,272)	(55,472)
Minority interest distributions	(3,858)	(140)	(6,686)
Stock issuance costs	(8)	(2)	—
Other	—

Net cash provided by (used in) financing activities	217,844	(19,225)	205,965

Net increase (decrease) in cash and cash equivalents	6,287	(3,388)	3,310
Cash and cash equivalents at beginning of year	1,947	5,335	2,025

Cash and cash equivalents at end of year	$8,234	$1,947	$5,335

Supplemental disclosure of cash flow information—interest paid, net of amount capitalized	$38,684	$33,855	$28,948

Supplemental disclosure of non-cash investing and financing activities:
Issued 223,468, 205,579 and 76,407 shares of restricted and unrestricted common stock in 2005, 2004 and 2003, respectively, pursuant to the Company’s 2000 Performance Incentive Plan, including grants in connection with transition costs	$4,003	$3,016	$1,050

Common and preferred stock dividends for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$—	$—	$(1)

Cash consideration for non-dissenting, unexchanged shares held by the Company in connection with the merger of Captec	$—	$—	$(2)

Change in other comprehensive income	$1,254	$—	$—

Change in lease classification	$2,158	$—	$—

Note and mortgage notes accepted in connection with real estate transactions	$2,415	$—	$17,123

Acquisition of real estate held for investment and assumption of related mortgage payable	$—	$7,357	$—

Issued 953,551 shares of common stock in exchange for a partnership interest	$—	$17,449	$—

Disposition of real estate held for sale and transfer of related mortgage payable	$406	$2,251	$—

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”)	$31,159	$—	$—

Surrender of 30,135 shares of restricted common stock	$461	$—	$—

See accompanying notes to consolidated financial statements.

COMMERCIAL NET LEASE REALTY, INC.

and SUBSIDIARIES

CONSOLIDATED QUARTERLY FINANCIAL DATA

(unaudited)

(dollars in thousands, except for per share data)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$33,081	$36,378	$34,994	$41,036
Reclassified to discontinued operations	(164)	(90)	(58)	—

Adjusted revenues	32,917	36,288	34,936	41,036

Net earnings before extraordinary gain	26,004	16,888	16,530	15,192
Extraordinary gain	—	11,805	—	2,981

Net earnings	26,004	28,693	16,530	18,173
Net earnings per share(1):
Basic	0.47	0.52	0.28	0.31
Diluted	0.47	0.51	0.28	0.31

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$35,891	$33,260	$33,439	$33,095
Reclassified to discontinued operations	(6,255)	(824)	(742)	(674)

Adjusted revenues	29,636	32,436	32,697	32,421

Net earnings	16,268	12,735	17,005	18,926
Net earnings per share(1):
Basic	0.29	0.22	0.30	0.34
Diluted	0.29	0.22	0.30	0.34

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business—Commercial Net Lease Realty, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to Commercial Net Lease Realty, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of Commercial Net Lease Realty, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, “NNN TRS”).

Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling and non-voting interest in Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (“Services”). Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr. and Gary M. Ralston, each a former officer and director of the Company, (collectively the “Services Investors”) owned the remaining 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent interest in Services increasing the Company’s ownership in Services to 100 percent. Effective November 1, 2005, Commercial Net Lease Realty Services, Inc. merged into Commercial Net Lease Realty, Inc. CNLRS Exchange I, Inc., a taxable REIT subsidiary (“TRS”), became the TRS holding company for the Company’s development and exchange activities.

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments and mortgage residual interests (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The real estate investment assets and structured finance investments (included in mortgages and notes receivable on the balance sheet), are operated through Commercial Net Lease Realty, Inc. and its wholly owned qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of December 31, 2005, the Company owned 524 Investment Properties, with aggregate gross leasable area of 9,227,000 square feet, located in 41 states and leased to established tenants, including Academy, Barnes & Noble, Best Buy, Borders, Susser (Circle K), CVS, Eckerd, OfficeMax, The Sports Authority and the United States of America. In addition to the Investment Properties, as of December 31, 2005, the Company had $27,805,000 and $55,184,000 in structured finance investments and mortgage residual interests, respectively. The inventory assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2005, the NNN TRS owned 63 Inventory Properties.

Principles of Consolidation—In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. A variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation required existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. Effective January 1, 2004, the Company implemented FIN 46R and under the guidelines of this interpretation, Services met the criteria of a variable interest entity which required consolidation by the Company. Accordingly, effective January 1, 2004, the Company consolidated Services, and all prior period comparable consolidated financial statements have been restated to include Services as a consolidated subsidiary. The adoption of this interpretation did not have a significant impact on the financial position or results of operations of the Company.

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

Subsidiaries of the NNN TRS develop real estate through various joint venture development affiliate agreements. The NNN TRS subsidiaries consolidate the joint venture development entities listed in the table below based upon either the Company being the primary beneficiary of the respective variable interest entity or the Company having a controlling interest over the respective entity. The Company eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments, as of December 31, 2005:

Date of Agreement	Entity Name	Equity Ventures’ Ownership %
November 2002	WG Grand Prairie TX, LLC	60%
February 2003	KK-Seminole FL, LLC	40%
February 2003	Gator Pearson, LLC	50%
February 2004	CNLRS Yosemite Park CO, LLC	50%
September 2004	CNLRS Bismarck ND, LLC	50%
October 2004	CNLRS WG Ennis TX, LLC	60%
November 2004	CNLRS WG Dallas TX, LLC	60%
December 2004	CNLRS WG Long Beach MS, LLC	50%
December 2004	CNLRS Arcadian Commons, LLC	50%
March 2005	CNLRS RGI Bloomingdale Exchange LLC	50%
December 2005	CNLRS P&P, L.P.	50%

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of December 31, 2005, is $5,096,005. As of December 31, 2005, CNL Plaza, Ltd. had total assets and liabilities of $55,982,000 and $61,338,000, respectively.

In May 2005, the Company (through a wholly owned subsidiary of the Services) exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”) (formerly CNL Commercial Finance, Inc.). As a result, the Company has consolidated OAMI in its consolidated financial statements (see Note 22).

Real Estate—Investment Portfolio—The Company records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by the Company includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method—Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives (generally 35 to 40 years). Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method—Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the leases.

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

Purchase Accounting for Acquisition of Real Estate—For purchases of real estate that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, “Business Combinations,” the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the relative fair values of these assets. Management uses the as-if-vacant fair value of a property provided by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases. The Company’s leases do not currently include fixed-rate renewal periods.

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

Real Estate—Inventory Portfolio—The NNN TRS acquires, develops and owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by the NNN TRS. The NNN TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the NNN TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the NNN TRS classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated (see Note 19). When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in earnings.

Valuation of Mortgages, Notes and Accrued Interest—The allowance related to the mortgages, notes and accrued interest is the Company’s best estimate of the amount of probable credit losses. The allowance is determined on an individual note basis in reviewing any payment past due for over 90 days. Any outstanding amounts are written off against the allowance when all possible means of collection have been exhausted.

Investment in Unconsolidated Affiliates—The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 4). The Company exercises influence over these unconsolidated affiliates, but does not control them.

Mortgage Residual Interests, at Fair Value—Mortgage residual interests are classified as available for sale and are reported at their market values. The Company engaged a third party valuation firm to determine the fair value of the mortgage residual interests as of December 31, 2005. Adjustments to the fair value subsequent to the initial acquisition of the net assets are recorded through earnings. The residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI (see Note 22). The Company recognizes the excess of all cash flows attributable to the residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered permanent if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value. Certain of the residual interests have been pledged as security for notes payable (see Note 9).

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

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

Restricted Cash—Restricted cash consists of amounts held in restricted escrow accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) in December 2004 (prior to the Company exercising its option) (see Note 22). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at December 31, 2005 was $30,530,000. The carrying value of $30,191,000 is calculated as the present value of the expected release of monies.

Valuation of Receivables—The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Debt Costs—Debt costs incurred in connection with the Company’s $300,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. Debt costs incurred in connection with the issuance of the Company’s notes payable have been deferred and are being amortized over the term of the respective debt obligation using the effective interest method.

Revenue Recognition—Rental revenues for non-development real estate assets are recognized when earned in accordance with SFAS 13, “Accounting for Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Earnings Per Share—Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net earnings per common share is computed by dividing net earnings available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the periods.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the years ended December 31:

	2005	2004	2003
Weighted average number of common shares outstanding	53,272,997	51,546,814	43,167,433
Unvested restricted stock	(288,176)	(234,380)	(59,220)

Weighted average number of common shares outstanding used in basic earnings per share	52,984,821	51,312,434	43,108,213

Weighted average number of common shares outstanding used in basic earnings per share	52,984,821	51,312,434	43,108,213
Effect of dilutive securities:
Restricted stock	221,337	234,380	59,220
Common stock options	128,944	192,370	229,495
Assumed conversion of Series B Convertible Preferred Stock to common stock	1,293,996	—	499,872
Directors’ deferred fee plan	11,045	3,334	—

Weighted average number of common shares outstanding used in diluted earnings per share	54,640,143	51,742,518	43,896,800

The following represents shares of potentially dilutive common shares which were not included in computing diluted earnings per common share because their effects were antidilutive:

	2005	2004	2003
Common stock options	—	—	398,500
10,000 shares of Series B convertible preferred stock	—	1,293,996	—

Stock-Based Compensation—At December 31, 2005, the Company had one stock-based compensation plan, which is described more fully in Note 21. Prior to 2003, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee and director awards granted, modified, or settled after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for each of the years ending December 31, 2005,

2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net earnings available to common stockholders and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except per share data):

	2005	2004	2003
Net earnings available to common stockholders—basic, as reported:	$83,717	$59,251	$48,963
Add: stock-based employee compensation expense included in reported net earnings	3	20	3
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(28)	(65)	(74)

Pro forma net earnings available to common stockholders—basic	$83,692	$59,206	$48,892

Net earnings available to common stockholders—diluted, as reported:	$85,392	$59,251	$49,465
Add: stock-based employee compensation expense included in reported net earnings	3	20	3
Deduct: total stock-based employee compensation expense determined under the fair value based method for all awards	(28)	(65)	(74)

Pro forma net earnings available to common stockholders—diluted	$85,367	$59,206	$49,394

Earnings available to common stockholders per common share as reported:
Basic	$1.58	$1.15	$1.14

Diluted	$1.56	$1.15	$1.13

Pro forma earnings available to common stockholders per common share:
Basic	$1.58	$1.15	$1.13

Diluted	$1.56	$1.14	$1.13

There were no options granted in 2005 or 2004. The fair value of the option grant in 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) risk free rate of 5.5%, (ii) expected volatility of 18.0%, (iii) dividend yield of 9.3% and (iv) expected life of 10 years.

Income Taxes—The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2005, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

The Company and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes (See “Real Estate—Inventory Portfolio”). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.

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

New Accounting Standards—In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

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

In December 2004, FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision, SFAS No. 123R, is effective for the annual reporting period beginning after June 15, 2005. This revision to the statement eliminates the alternative to use APB Opinion No. 25, “Accounting for Stock Issued to Employees,” intrinsic value method of accounting that was provided in Statement 123 as originally issued. An enterprise will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The adoption of this interpretation will not have a significant impact on the financial position or results of operations of the Company.

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

In June 2005, FASB issued an EITF Consensus in Issue No. 04-10, “Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds”. The EITF provides clarification regarding

FASB Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles provided in Statement No. 131; the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in Statement No. 131. This should be applied for fiscal years ending after September 15, 2005. The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. Early application of the consensus is permitted. The adoption of this consensus does not have a significant impact on the financial position or results of the operations of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation does not have a significant impact on the financial position or results of operations of the Company.

Use of Estimates—Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification—Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform with the 2005 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

2.	Real Estate—Investment Portfolio:

Leases—The Company generally leases its Investment Properties to established tenants. As of December 31, 2005, 470 of the Investment Property leases have been classified as operating leases and 68 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 45 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2006 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of December 31, 2005, the weighted average remaining lease term was approximately 11 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Accounted for Using the Operating Method—Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2005	2004
Land and improvements	$574,572	$431,867
Buildings and improvements	797,832	631,306
Leasehold interests	2,532	2,532

	1,374,936	1,065,705
Less accumulated depreciation and amortization	(79,198)	(61,720)

	1,295,738	1,003,985
Construction in progress	3,012	7,025

	1,298,750	1,011,010
Less impairment	(1,957)	(1,613)

	$1,296,793	$1,009,397

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2005, 2004 and 2003, the Company recognized collectively in continuing and discontinued operations, $2,053,000, $3,452,000 and $6,756,000, respectively, of such income. At December 31, 2005 and 2004, the balance of accrued rental income, net of allowances of $2,057,000 and $1,620,000, respectively, was $30,717,000 (excluding $2,718,000 in deferred rental income) and $28,619,000, respectively.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2005 (dollars in thousands):

2006	$131,512
2007	131,542
2008	130,202
2009	127,185
2010	125,022
Thereafter	915,309

$1,560,772

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

Held for Sale—the Investment Portfolio included certain properties that were held for sale, which consisted of the following as of December 31 (dollars in thousands):

	2005	2004
Land and improvements	$717	$—
Buildings and improvements	1,459	—

	2,176	—
Less impairment	(576)	—

	$1,600	$—

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $2,056,000 impairment on its Investment Portfolio during the year ended December 31, 2005.

Accounted for Using the Direct Financing Method—The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2005	2004
Minimum lease payments to be received	$147,850	$166,849
Estimated unguaranteed residual values	31,605	32,623
Less unearned income	(83,751)	(97,161)

Net investment in direct financing leases	$95,704	$102,311

The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2005 (dollars in thousands):

2006	$13,089
2007	13,140
2008	13,144
2009	13,247
2010	13,297
Thereafter	81,933

$147,850

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or for contingent rental payments that may become due in future periods (See Real Estate—Accounted for Using the Operating Method).

3.	Real Estate—Inventory Portfolio:

As of December 31, 2005, the NNN TRS owned 63 Inventory Properties: 47 completed inventory, 12 under construction and 4 land parcels. As of December 31, 2004, the NNN TRS owned 21 Inventory Properties: 10 complete inventory, 7 under construction and 4 land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	2005	2004
Inventory:
Land	$26,430	$16,449
Building	37,081	17,660
Accumulated depreciation	—	(81)

	63,511	34,028
Under construction:
Land	44,168	13,826
Work in process	23,395	10,195

	67,563	24,021

	$131,074	$58,049

In connection with the development of 12 Inventory Properties by the NNN TRS, the Company has agreed to fund construction commitments of $57,279,000, of which $38,450,000 has been funded as of December 31, 2005.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2005		2004		2003
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	6	$2,010	7	$4,700	3	$3,247
Minority interest		—		(1,717)		—

Total continuing operations		2,010		2,983		3,247

Discontinued operations	22	18,696	17	17,885	26	7,891
Intersegment eliminations		921		817		1,037
Minority interest		(5,999)		(4,705)		(986)

Total discontinued operations		13,618		13,997		7,942

	28	$15,628	24	$16,980	29	$11,189

4.	Investments in Unconsolidated Affiliates:

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

For the years ended December 31, 2004 and 2003, the Company recognized earnings of $26,000 and $280,000, respectively, from the Partnership. The Company managed the Partnership and pursuant to a management agreement, the Partnership paid the Company $17,000 and $193,000 in asset management fees during the years ended December 31, 2004 and 2003, respectively. The Company did not recognize earnings or receive asset management fees from the Partnership subsequent to increasing its ownership in the Partnership to 100 percent in February 2004.

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $5,834,000, plus interest. Interest accrues based on a tiered rate structure with a maximum of 300 basis points above LIBOR (the current rate is 200 basis points above LIBOR). This guarantee will continue through the loan maturity in December 2010. The fair value of the Company’s guarantee is $47,000. During the years ended December 31, 2005, 2004 and 2003 the Company received $471,000, $446,000 and $372,000, respectively, in distributions from Plaza. For the years ended December 31, 2005, 2004 and 2003, the Company recognized a loss from Plaza of $218,000, $276,000 and $306,000, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In addition, other affiliates of James M. Seneff, Jr. also lease office space from Plaza. During the years ended December 31, 2005, 2004 and 2003, the Company incurred rental expenses in connection with the lease of $1,035,000, $1,018,000, and $1,001,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. During the years ended December 31, 2005, 2004 and 2003, the Company earned $397,000, $345,000 and $338,000, respectively, in rental and accrued rental income from these affiliates.

The following is a schedule of the Company’s future minimum lease payments and the future minimum sublease income from the affiliates related to the office space leased from Plaza at December 31, 2005 (dollars in thousands):

	Lease Payments	Sublease Income	Net
2006	1,200	297	903
2007	1,236	279	957
2008	1,273	288	985
2009	1,311	296	1,015
2010	1,351	305	1,046
Thereafter	5,559	1,257	4,302

	$11,930	$2,722	$9,208

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

In 1999, a wholly owned subsidiary of the Company entered into a membership arrangement, WXI/SMC Real Estate LLC (“WXI”), with Whitehall Street Real Estate Limited Partnership XI. The Company was the sole managing member and held a 33 1/3 percent interest in WXI. WXI was organized for the purpose of owning, developing, redeveloping, operating, leasing and selling a portfolio of real estate. In August 2005, operations ceased and WXI was dissolved. Prior to the dissolution, the Company accounted for its interest under the equity method of accounting. During the years ended December 31, 2005, 2004, and 2003, the Company recognized a loss of $40,000, $68,000 and 570,000, respectively. The Company provided certain management services for WXI on behalf of Services pursuant to WXI’s Limited Liability Company Agreement and Property Management and Development Agreement. WXI paid the Company $5,000, $14,000 and $52,000 in fees during the years ended December 31, 2005, 2004 and 2003, respectively.

5.	Notes Receivable:

Structured finance agreements are typically loans secured by a pledge of ownership interests by the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2005 and 2004, the Company made structured finance investments of $5,988,000 and $6,857,000, respectively. As of December 31, 2005, the structured finance investments bear a weighted average interest rate of 13.8% per annum, of which 11.4% is payable monthly and the remaining 2.4% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January and November 2007. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of December 31, 2005 and 2004, the outstanding principal balance of the structured finance investments was $27,805,000 and $29,390,000, respectively.

6.	Mortgage Residual Interests:

OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations. The following table summarizes the investment interests in each of the transactions:

	Investment Interest
Securitization	Company(1)	OAMI(2)	3rd Party
BYL 99-1	—	59.0%	41.0%
CCMH I, LLC	42.7%	57.3%	—
CCMH II, LLC	44.0%	56.0%	—
CCMH III, LLC	36.7%	63.3%	—
CCMH IV, LLC	38.3%	61.7%	—
CCMH V, LLC	38.4%	61.6%	—
CCMH VI, LLC	—	100.0%	—

(1)	The Company owned these investment interests prior to its acquisition of the equity interest in OAMI.
(2)	The Company owns 78.9 percent of OAMI’s investment interest.

Each of the Residuals is recorded at fair value based upon a third party valuation, with adjustments subsequent to the initial acquisition of net assets, recorded through earnings. Key assumptions used in determining the value of these assets include:

•	17% discount rate

•	Average life equivalent CPR speeds range from 18.7% to 22.9% CPR

•	Foreclosures

•	Frequency: curve default model a 1.1% maximum rate 30%

•	Loss severity of loans in foreclosure 30%

•	Yield

•	LIBOR: Forward 3-month curve

•	Prime: Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals (dollars in thousands).

Residuals
Carrying amount of retained interests	$55,184

Discount rate assumption
Fair value at 20% discount rate	$51,246
Fair value at 22% discount rate	$48,891

Prepayment speed assumption
Fair value of 1% increases above the CPR Index	$54,233
Fair value of 2% increases above the CPR Index	$53,392

Expected credit losses
Fair value 2% adverse change	$54,956
Fair value 3% adverse change	$54,844

Yield Assumptions
Fair value of Prime/LIBOR spread contracting 25 basis points	$52,394
Fair value of Prime/LIBOR spread contracting 50 basis points	$49,607

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on adverse variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

7.	Line of Credit Payable:

In December 2005, the Company entered into an amended and restated loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $300,000,000 from $225,000,000, (ii) lowering the interest rates of the tiered rate structure to a maximum rate of 112.5 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 80 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of the Company the current commitment fee is 20 basis points), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 8, 2009 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2009, which the Company may request to be extended for an additional 12-month period. As of December 31, 2005 and 2004, $162,300,000 and $17,900,000, respectively, was outstanding under the Credit Facility. The Credit Facility had a weighted average interest rate of 4.77% and 2.72% for the years ended December 31, 2005 and 2004, respectively. In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment limitations. At December 31, 2005, the Company was in compliance with those covenants.

For the years ended December 31, 2005, 2004 and 2003, interest cost incurred was $2,948,000, $1,084,000 and $2,103,000 respectively, of which $2,210,000, $369,000 and $177,000, respectively, was capitalized by the Company as a cost of buildings constructed for the Investment Portfolio, and $471,000, $813,000 and $2,001,000 respectively, was charged to operations.

8.	Mortgages Payable:

The Company’s consolidated financial statements include the following mortgages payable as of December 31 (dollars in thousands):

	Balance	Interest Rate	Monthly Payments(4)	Maturity	Carrying Value of Encumbered Asset(s)(1)		Outstanding Principal Balance
Date Entered							2005	2004
Jan 1996	$39,450	7.435%	$330	Feb 2006	$53,034		$18,538	$22,466
Jun 1996(2)	2,391	8.875%	26	Feb 2010(5)	—		—	—
Jun 1996(2)	1,916	8.250%	23	Dec 2008	1,819	(9)	729	935
Jun 1996(2)	2,557	8.625%	32	Dec 2007(8)	—		—	1,044
Dec 1999	350	8.500%	4	Dec 2009	3,357		175	210
Dec 2001	623	9.000%	8	Apr 2014	1,076		435	485
Dec 2001	698	9.000%	9	Apr 2019	1,414		482	537
Dec 2001	485	9.000%	8	Apr 2019	1,395		246	306
Jun 2002	21,000	6.900%	138	Jul 2012	26,660		20,276	20,508
Jul 2002	2,340	7.420%	18	Jul 2012(6)	—		—	—
Nov 2003	95,000	5.420%	435	Nov 2013	163,723		95,000	95,000
Feb 2004(2)	6,952	6.900%	68	Jan 2017	12,221		6,299	6,665
Feb 2004(3)	12,000	7.370%	103	Sep 2007	28,464		7,979	8,606
Dec 2004(2)	408	9.375%	5	Sep 2014(7)	—		—	406
Mar 2005(2)	1,015	8.140%	11	Sep 2016	1,418		974	—

							$151,133	$157,168

(1)	Each loan is secured by a first mortgage lien on certain of the Company’s properties. The carrying values of the assets are as of December 31, 2005.

(2)	Date entered represents the date that the Company acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.
(3)	The Company assumed this long term fixed rate loan when the company increased its ownership in the Partnership (see Note 4).
(4)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(5)	In December 2004, the Company disposed of the property that secured the loan, and simultaneously paid the outstanding principal in full.
(6)	In August, 2004, the Company disposed of the property that secured the loan, at which time the buyer assumed the loan.
(7)	In January 2005, the company disposed of the property that secured the loan, at which time the buyer assumed the loan.
(8)	In September 2005, the company disposed of the property that secured the loan, and simultaneously paid the outstanding principal in full.
(9)	The company has a $864,000 letter of credit that also secures the loan.

The following is a schedule of the annual maturities of the Company’s mortgages payable (dollars in thousands):

2006	$20,241
2007	8,413
2008	1,190
2009	1,000
2010	1,022
Thereafter	119,267

151,133

9.	Notes Payable—Secured:

The Company’s consolidated financial statements included the following notes payable as a result of the acquisition of OAMI (see Note 22) (dollars in thousands):

	Principal Balance	Stated Rate	Maturity Date
02-1 Notes(1)(2)	$12,250	10%	December 2007
03-1 Notes(2)(3)	16,000	10%	June 2008

	$28,250

(1)	Interest is payable quarterly with annual principal payments of $2,000,000 payable June 30 of each year
(2)	Secured by certain equity investments in mortgage residual interests of the Company with a carrying value of $18,979,000
(3)	Interest is payable quarterly with annual principal payments of $1,750,000 payable December 31 of each year

Each issuance of notes can be prepaid at the option of OAMI, in whole or in part, without premium or penalty after the pre-payment date, as defined in each respective note.

10.	Notes Payable:

The Company filed a prospectus supplement to its shelf registration for each issuance of notes outlined in the table below (dollars in thousands).

	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Commencement of Semi- Annual Interest Payments	Maturity Date
2008 Notes(1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2004 Notes(1)(5)	June 1999	100,000	392	99,608	8.125%	7.547%	December 1999	June 2004
2010 Notes(1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012 Notes(1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014 Notes(1)(2)(6)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014
2015 Notes(1)	November 2005	150,000	390	149,610	6.150%	6.185%	June 2006	December 2015

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of the Company’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
(5)	The Company entered into a treasury rate lock agreement which fixed a treasury rate of 5.1854% on a notional amount of $92,000,000. Upon issuance of the 2004 Notes, the Company terminated the treasury rate lock agreement resulting in a gain of $2,679,000. The gain was deferred and amortized as an adjustment to interest expense over the term of the 2004 Notes using the effective interest method.
(6)	The Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148,000. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

Each issuance of notes is redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture notes.

In connection with the debt offerings, the Company incurred debt issuance costs totaling $5,512,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which the Company’s notes have been issued, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2005, the Company was in compliance with those covenants.

In connection with the acquisition of NAPE, the Company assumed a $20,800,000 term note payable (“Term Note”). The principal balance on the Term Note is due in full upon the expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 5.57% at December 31, 2005. In accordance with the terms of Term Note, the Company is required to meet certain restrictive financial covenants, which among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

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

11.	Financing Lease Obligation:

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

12.	Preferred Stock:

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

In 2004 and 2003, as a result of a legal action in connection with the merger of Captec, the Company reduced the number of Series A Preferred Stock shares issued and outstanding by 56 and 379 respectively.

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

13.	Common Stock:

In 2004 and 2003, as a result of a legal action in connection with the merger of Captec, the Company reduced the number of common stock issued and outstanding by 51 and 823 respectively.

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

Under the terms of the limited partnership agreement of the Partnership, CTA had the right to convert its 80 percent limited partnership interest into shares of the Company’s common stock (see Note 4). CTA exercised its right to convert its interest and in February 2004, the Company issued 953,551 shares of common stock to CTA in a private transaction in exchange for CTA’s 80 percent limited partnership interest.

In June 2005, the Company issued 1,636,532 shares of common stock pursuant to the acquisition of National Properties Corporation (“NAPE”) (see note 22).

During the year ended December 31, 2005, the Company issued 912,334 shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan and received gross proceeds of $18,063,000.

14.	Employee Benefit Plan:

Effective January 1, 1998, the Company adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of the Company. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. The Company matches 50 percent of the participants’ contributions up to a maximum of six percent of a participant’s annual compensation. The Company’s contributions to the Retirement Plan for the years ended December 31, 2005, 2004 and 2003 totaled $194,000, $140,000 and $150,000, respectively.

15.	Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2005	2004	2003
Ordinary dividends	$1.068	$0.916	$0.969
Qualified dividends	0.225	—	—
Capital gain	—	0.040	—
Qualified 5-year Gain	—	—	0.005
Unrecaptured Section 1250 Gain	0.002	0.041	0.037
Nontaxable distributions	0.005	0.293	0.269

	$1.300	$1.290	$1.280

The Series A Preferred Stock dividends of $2.25 per share paid in each of the years ended December 31, 2005, 2004 and 2003, were characterized as ordinary dividends for tax purposes. The Series B Convertible Preferred Stock dividends of $167.50, $167.50 and $50.25 per share paid during the years ended December 31, 2005, 2004 and 2003, respectively, were characterized as ordinary dividends for tax purposes.

16.	Dissenting Shareholders’ Settlement:

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

17.	Transition Costs:

During the year ended December 31, 2004, the Company recorded a transition cost of $3,741,000 including severance, accelerated vesting of restricted stock, and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

18.	Income Taxes:

For income tax purposes, the Company has Taxable REIT Subsidiaries in which certain real estate activities are conducted. Additionally, the Company has its 78.9 percent equity interest in OAMI. The Company has consolidated OAMI in its financial statements. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets. As a result, the Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the years ended December 31, 2005, 2004 and 2003, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following at December 31 (dollars in thousands):

	2005	2004
Temporary differences:
Built-in-gain	$(14,551)	$—
Depreciation	(315)	(211)
Stock based compensation	35	59
Other	(180)	(40)
Net operating loss carryforward	544	—

Net deferred income tax asset (liability)	$(14,467)	$(192)
Current income tax asset (payable)	719	(510)

Income tax asset (liability)	$(13,748)	$(702)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2025. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of December 31, 2005.

The income tax (expense) benefit consists of the following components for the years ended December 31 (dollars in thousands):

	2005	2004	2003
Net earnings (loss) before income taxes	$92,361	$68,231	$54,412
Provision for income taxes:
Current:
Federal	(2,401)	(420)	—
State and local	(451)	(90)	—
Deferred:
Federal	(44)	(2,356)	(791)
State and local	(65)	(431)	(148)

Total provision for income taxes	(2,961)	(3,297)	(939)

Total net earnings	$89,400	$64,934	$53,473

19.	Earnings from Discontinued Operations:

Real Estate—Investment Portfolio—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of December 31, 2005, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the years ended December 31 (dollars in thousands):

	2005	2004	2003
Revenues:
Rental income from operating leases	$3,234	$4,156	$6,971
Earned income from direct financing leases	131	384	595
Real estate expense reimbursement from tenants	—	3	83
Contingent rental income	—	—	27
Interest and other income from real estate transactions	358	257	109

	3,723	4,800	7,785

Operating expenses:
General and administrative	20	(4)	41
Real estate	251	411	328
Depreciation and amortization	53	711	831
Impairments—real estate	2,056	—	—

	2,380	1,118	1,200

Other expenses (revenues):
Interest and other income	—	(103)	(100)
Interest expense	57	228	270

	57	125	170

Earnings before gain on disposition of real estate	1,286	3,557	6,415

Gain on disposition of real estate, net of losses on disposition of $198,000, $544,000 and $969,000, respectively	9,816	2,523	287

Earnings from discontinued operations	$11,102	$6,080	$6,702

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $2,056,000 impairment on its Investment Portfolio during the year ended December 31, 2005.

Real Estate—Inventory Portfolio—The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of December 31, 2005, as discontinued operations. The following is a summary of the earnings from discontinued operations from real estate held for sale for each of the years ended December 31 (dollars in thousands):

	2005	2004	2003
Revenues:
Rental income from operating leases	$1,986	$2,314	$3,294
Real estate expense reimbursement from tenants	69	183	123
Gain on disposition of real estate held for sale	19,617	18,702	8,928
Contingent rental income	6	22	—
Interest and other from real estate transactions	826	202	54

	22,504	21,423	12,399

Operating expenses:
General and administrative	37	33	3
Real estate	222	343	146
Depreciation and amortization	21	5	—

	280	381	149

Other expenses:
Interest expense	815	511	1,007

Earnings before income tax expense and minority interest	21,409	20,531	11,243

Income tax expense	(5,737)	(5,841)	(3,897)
Minority interest	(6,296)	(5,143)	(976)

Earnings from discontinued operations	$9,376	$9,547	$6,370

20.	Derivatives:

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

In June 2004, the Company terminated its forward-starting interest rate swaps with a notional amount of $94,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate swaps when terminated was an asset of $4,148,000, which had been deferred in other comprehensive income. The hedged forecasted interest payments that were designated in the hedging relationships are still probable of occurring and therefore, the Company reclassified the $4,148,000 gain that was deferred in other comprehensive income as the hedged forecasted interest payments affect earnings. During the years ended December 31, 2005 and 2004, the Company amortized $326,000 and $169,000 respectively to interest expense from unamortized interest rate hedge gain. The Company has no derivative financial instruments outstanding at December 31, 2005 and 2004.

21.	Performance Incentive Plan:

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

	Number of Shares
	2005	2004	2003
Outstanding, January 1	639,765	1,608,144	1,747,851
Options granted	—	—	15,000
Options exercised	(173,280)	(886,962)	(132,357)
Options surrendered	(5,310)	(81,417)	(22,350)
Restricted stock granted	216,168	205,579	76,407
Restricted stock issued	(216,168)	(205,579)	(76,407)
Restricted stock surrendered	(30,135)	(29,926)	(5,950)
Restricted stock cancelled	30,135	29,926	5,950
Stock granted	7,300	—	—
Stock issued	(7,300)	—	—

Outstanding, December 31	461,175	639,765	1,608,144

Exercisable, December 31	457,000	537,244	1,372,184

Available for grant, December 31	1,260,243	1,460,636	1,561,192

The 223,468, 205,579 and 76,407 shares of restricted and unrestricted stock granted during the years ended December 31, 2005, 2004 and 2003, respectively, had a weighted average grant price of $17.91, $16.97 and $14.94, respectively, per share. The following represents the weighted average option exercise price information for the years ended December 31:

	2005	2004	2003
Outstanding, January 1	$15.33	$14.51	$14.44
Granted during the year	—	—	14.57
Exercised during the year	14.48	13.69	13.51
Outstanding, December 31	15.66	15.33	14.51
Exercisable, December 31	15.67	15.36	14.40

The following summarizes the outstanding options and the exercisable options at December 31, 2005:

	Option Price Range
	$10.1875 to $13.6875	$14.5700 to $17.8750	Total
Outstanding options:
Number of shares	72,234	388,941	461,175
Weighted-average exercise price	$11.34	$16.46	$15.66
Weighted-average remaining contractual life in years	4.3	3.9	3.9

Exercisable options:
Number of shares	72,234	384,766	457,000
Weighted-average exercise price	$11.34	$16.48	$15.67

One-third of the grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years.

Pursuant to the 2000 Plan, the Company has granted and issued shares of restricted and unrestricted stock to certain officers, directors and key associates of the Company. The following is a summary of the restricted stock and unrestricted stock grants during the years ended December 31, 2005, 2004 and 2003:

	Shares	Annual Vesting Rate	Number of Years for Vesting	Shares are 100% Vested on
Officers and Associates:
March 2003	40,407	1/4	4	January 1, 2007
March 2003	30,000	1/5	5	January 1, 2008
April 2004	100,000	1/5	4	January 1, 2008
April 2004	35,000	1/5	5	January 1, 2009
April 2004	50,211	1/7	6	January 1, 2010
September 2004	15,000	1/7	6	January 1, 2011
March 2005	92,900	1/5	5	January 1, 2010
April 2005	7,000	1/7	7	January 1, 2012
July 2005	500	1/7	7	January 1, 2012
October 2005	7,300	(2)	(2)	(2)
December 2005	67,462	1/5	5	January 1, 2010
December 2005	44,306	(1)	5	(1)
Directors:			2
June 2003	6,000	1/2	2	January 1, 2005
August 2004	4,500	1/2	2	January 1, 2006
December 2004	868	1/2	2	January 1, 2006
June 2005	3,000	1/2	2	January 1, 2007
October 2005	1,000	1/2	2	January 1, 2007

(1)	Vesting of shares is contingent upon achievement of certain performance goals by January 1, 2010
(2)	Immediate vesting of shares at date of grant

During 2005, 2004 and 2003, the Company cancelled 30,135, 29,926 and 5,950, respectively, shares of restricted stock. Compensation expense for the restricted stock which is not tied to performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Compensation expense for the restricted stock grants whose vesting is contingent upon certain performance goals of the Company is based upon the fair value calculated by a third party using a Monte Carlo Simulation model coupled with a binomial lattice model using the following assumptions: (i) average interest rate of 4.43%, (ii) $0.01 increase in annual dividend, (iii) expected life of five years, and (iv) volatility of 21.26%. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $1,828,000, $1,113,000 and $1,151,000, respectively, of such compensation expense. In addition, in 2004, the Company recognized $1,397,000 of transition cost related to the vesting of restricted stock.

22.	Business Combinations:

Captec Net Lease Realty, Inc.—In December 2001, the Company acquired 100 percent of Captec Net Lease Realty, Inc. (“Captec”), a publicly traded real estate investment trust, which owned 135 freestanding, net lease properties located in 26 states. Captec shareholders had the right to receive $11,839,000 in cash, 4,349,918 newly issued shares of the Company’s common stock and 1,999,974 newly issued shares of the Company’s 9% Series A Preferred Stock. The merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the merger acquisition price of $124,722,000 was allocated to the assets acquired and liabilities assumed at their fair values. As a result, the Company did not record goodwill.

In January 2002, beneficial owners of shares of Captec stock held of record by Cede & Co. who alleged that they did not vote for the merger (and who alleged that they caused a written demand for appraisal of their Captec shares to be served on Captec), filed in the Chancery Court of the State of Delaware in and for New Castle County a Petition for Appraisal of Stock (“Appraisal Action”). The Appraisal Action alleged that 1,037,946 shares of Captec dissented from the merger and sought to require the Company to pay to all Captec stockholders who demanded appraisal of their shares the fair value of those shares, with interest from the date of the merger. As a result of this action, the plaintiffs were not entitled to receive the Company’s common and Series A Preferred Stock shares as offered in the original merger consideration. Accordingly, the Company reduced the number of common and Series A Preferred Stock shares issued and outstanding by 474,911 and 218,385, respectively, which represents the number of shares that would have been issued to the plaintiffs had they accepted the original merger consideration. In 2004, the Company further reduced the number of common and Series A Preferred Stock shares issued and outstanding by 51 and 56, respectively. As of December 31, 2002, the Company had recorded the value of these shares at the original consideration share price in addition to the cash portion of the original merger consideration as other liabilities totaling $13,278,000. In February 2003, the Company entered into a settlement agreement with the beneficial owners of the 1,037,946 dissenting shares (including the petitioners in the Appraisal Action) which required the Company to pay $15,569,000, which approximated the value of the original merger consideration (which included cash, common stock and Series A Preferred Stock shares) at the time of the litigation settlement plus the dividends that would have been paid if the shares had been issued at the time of the merger. On February 13, 2003, the parties filed a stipulation and order of dismissal and the Court entered the order of dismissal, dismissing the Appraisal Action with prejudice.

Orange Avenue Mortgage Investments, Inc.—On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its consolidated financial statements.

According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets. Based upon independent appraisals and management’s evaluation, the following table summarizes the estimated fair values of the assets and liabilities of OAMI on May 2, 2005 (dollars in thousands):

Mortgage residual interests	$68,327
Notes receivable	3,272
Cash and cash equivalents	10,285
Restricted cash	17,427
Other assets	6,794

Total assets acquired	$106,105

Notes payable—secured	$32,000
Other liabilities	1,028
Deferred tax liability	14,787

Total liabilities assumed	47,815

Minority interest	27,315

Net assets	$30,975

The following table summarizes the extraordinary gain recognized by the Company (dollars in thousands) during the year ended December 31, 2005:

Company’s share of net assets acquired	$24,434
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	$14,786

The Company’s net earnings for the year ended December 31, 2005, includes 78.9 percent of OAMI’s net earnings since the date of the acquisition in the amount of $1,411,000.

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting (see Note 6).

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $2,749,000 in distributions from the LLCs. During the year ended December 31, 2004, the company received $10,562,000 in distributions from the LLCs. For the years ended December 31, 2005 and 2004, the Company recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the notes payable-secured (see Note 9).

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals during the year ended December 31, 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, were recorded as an aggregate impairment of $2,382,000 for the year ended December 31, 2005.

The Company merged certain of its wholly owned subsidiaries into Commercial Net Lease Realty, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, $3,453,000 of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets.

National Properties Corporation—On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE shareholders received 1,636,532 newly issued shares of the Company’s common stock. According to SFAS No. 141, “Business Combinations,” under the purchase method of accounting, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

Real estate, Investment Portfolio:
Accounted for using the operating method	$58,542
Cash and cash equivalents	1,276
Other assets	6,757

Total assets acquired	$66,575

Note payable	$28,200
Other liabilities	6,176

Total liabilities assumed	34,376

Net assets acquired	$32,199

The Company’s net earnings for the year ended December 31, 2005, includes NAPE’s net earnings since the date of acquisition in the amount of $1,867,000.

23.	Fair Value of Financial Instruments:

The Company believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. The Company believes the carrying value of its financing lease obligation approximates fair value based upon its nature, terms and interest rate. The Company believes that the carrying value of its cash and cash equivalents, note and accrued interest receivable from related party, mortgages, notes and accrued interest receivable, receivables, mortgages payable, note payable-secured, accrued interest payable and other liabilities at December 31, 2005 and 2004 approximate fair value, based upon current market prices of similar issues. At December 31, 2005 and 2004, the fair value of the Company’s notes payable was $494,103,000 and $353,647,000, respectively, based upon the quoted market price.

24.	Related Party Transactions:

For additional related party disclosures see Note 4 and Note 22.

In June 2005, James M. Seneff, Jr. and Robert A. Bourne each retired from the Board of Directors (“Retired Directors”).

The Company has revolving lines of credit with the NNN TRS that allow for an aggregate borrowing capacity of $155,000,000. The lines of credit each bear interest at prime rate plus 0.25% per annum and expire on May 8, 2009 and are secured by a pledge of the real estate and/or the other assets owned by the respective borrower. The outstanding aggregate principal balance of the lines of credit at December 31, 2005 and 2004 was $110,067,000 and $42,473,000, respectively, and bore interest at a rate of 7.50% and 5.50%, respectively, per annum. In connection with the lines of credit from the NNN TRS, the Company earned $3,511,000, $3,819,000 and $3,327,000 in interest and fees during the years ended December 31, 2005, 2004 and 2003, respectively, each of which was eliminated in consolidation.

In 2005 and 2004, the Company provided disposition and development services to an affiliate of the Retired Directors. In connection therewith, the Company received an aggregate of $886,000 and $175,000 in fees.

In September 2000, a wholly owned subsidiary of Services entered into a $6,000,000 promissory note with an affiliate in which James M. Seneff, Jr., a former director of the Company, and Kevin B. Habicht, a director and officer of the Company, own a majority equity interest. The note was secured by the affiliate’s common stock in OAMI. In July 2003, the promissory note was paid in full. In May 2005, the wholly owned subsidiary of Services exercised its option with the affiliate and purchased approximately 78.9 percent of all the common shares of OAMI for $9,379,000.

In September 2000, a wholly owned subsidiary of Services entered into a $15,000,000 line of credit agreement with OAMI. Interest is payable monthly and the principal balance was due in full upon termination of the line of credit. In March 2004, the maturity date of the line of credit agreement was extended to March 31, 2005. In December 2003, the line of credit was amended to have a borrowing capacity of $35,000,000. In May 2004, the line of credit agreement was amended to temporarily increase the available credit to $45,000,000 until September 2004, at which time the available credit decreased to $35,000,000. In December 2004, the credit agreement was terminated. During the years ended December 31, 2004 and 2003, the Company recognized $1,732,000 and $927,000, respectively, of interest and fee income related to the line of credit.

An affiliate of James M. Seneff, Jr., a former director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $999,000 and $1,363,000 in fees relating to these services during the years ended December 31, 2004 and 2003, respectively.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of the Retired Directors. In June 2005, the Company received the outstanding principal balance for three of the mortgage loans. In July 2005, the Company received the entire outstanding principal balance for the remaining mortgage loan. As of December 31, 2004, the aggregate principal balance of the four mortgages, included in mortgages, notes and accrued interest receivable on the balance sheet, was $2,482,000. In connection therewith, the Company recorded $96,000, $243,000 and $281,000 as interest and other income from real estate transactions during the years ended December 31, 2005, 2004 and 2003, respectively.

Prior to January 2005, the Company held a 98.7 percent, non-controlling and non-voting interest in Services. In January 2005, the Company entered into a purchase agreement with Services Investors, which provided that the Company would acquire their collective 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining interest in Services increasing the Company’s ownership in Services to 100 percent.

The Company paid the Services Investors $870,000 cash for the 1.3 percent interest, as determined by a third-party valuation. The Company allocated the difference between the purchase price, including transaction costs, and the book value of the 1.3 percent interest to the fair market value of the assets and liabilities acquired. The fair value of the assets and liabilities was determined by the third-party valuation, and the excess purchase price was allocated to the acquired assets on a pro rata basis, in accordance with the third-party valuation report.

25.	Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2005
External revenues	$137,727	$3,250	$—	$140,977
Intersegment revenues	3,511	(921)	(2,590)	—
Interest revenue	5,745	509	—	6,254
Interest expense	35,187	3,214	(2,460)	35,941
Depreciation and amortization	22,054	222	—	22,276
Operating expenses	25,491	9,583	(129)	34,945
Equity in earnings of unconsolidated affiliates	2,859	(40)	(1,610)	1,209
Impairments	4,055	—	—	4,055
Income tax benefit	835	1,941	—	2,776
Minority interest	(378)	515	—	137

Earnings (loss) from continuing operations	63,512	$(7,765)	$(1,611)	$54,136
Earnings from discontinued operations	11,102	9,376	—	20,478
Extraordinary gain	14,786	—	—	14,786

Net earnings	$89,400	$1,611	$(1,611)	$89,400

Assets	$1,726,701	$137,196	$(130,481)	$1,733,416

Additions to long-lived assets:
Real estate	$267,488	$137,286	$—	$404,774

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2004
External revenues	$115,838	$5,251	$—	$121,089
Intersegment revenues	3,819	(817)	(3,002)	—
Interest revenue	7,976	1,886	—	9,862
Interest expense	32,899	2,315	(2,833)	32,381
Depreciation and amortization	16,518	164	—	16,682
Operating expenses	28,095	10,679	(168)	38,606
Equity in earnings of unconsolidated affiliates	8,733	(68)	(3,941)	4,724
Income tax benefit	—	2,544	—	2,544
Minority interest	—	(1,243)	—	(1,243)

Earnings (loss) from continuing operations	58,854	(5,605)	(3,942)	49,307
Earnings from discontinued operations	6,080	9,547	—	15,627

Net earnings	$64,934	3,942	(3,942)	64,934

Assets	$1,294,755	$70,980	$(65,687)	$1,300,048

Additions to long-lived assets:
Real estate	$134,565	$74,024	$—	$208,589

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2003
External revenues	$95,766	$4,145	$—	$99,911
Intersegment revenues	3,327	(566)	(2,761)	—
Interest revenue	2,738	1,315	—	4,053
Interest expense	27,461	1,263	(2,096)	26,628
Depreciation and amortization	12,738	230	—	12,968
Operating expenses	21,015	10,986	(747)	31,254
Equity in earnings of unconsolidated affiliates	6,154	(216)	(1,597)	4,341
Income tax benefit	—	2,958	—	2,958
Minority interest	—	(12)	—	(12)

Earnings (loss) from continuing operations	46,771	(4,855)	(1,515)	40,401
Earnings from discontinued operations	6,702	6,370	—	13,072

Net earnings	$53,473	$1,515	$(1,515)	$53,473

Assets	$1,208,310	$80,945	$(75,477)	$1,213,778

Additions to long-lived assets:
Real estate	$215,730	$58,612	$—	$274,342

26.	Major Tenants:

For the years ended December 31, 2005 and 2004, the Company recorded rental and earned income from one of the Company’s tenants, the United States of America, of $18,827,000 and $18,181,000, respectively. During the year ended December 31, 2003, the Company recorded rental and earned income from Eckerd Corporation of $11,278,000. The rental and earned income from Eckerd Corporation and the United States of America represents more than 10 percent of the Company’s rental and earned income for each of the respective years.

27.	Commitments and Contingencies:

As of December 31, 2005, the Company had letters of credit totalling $13,163,000 outstanding under its Credit Facility.

In the ordinary course of its business, the Company is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

28.	Subsequent Events:

In February 2006, the Company announced it has signed a definitive agreement to sell the DC office properties for an estimated purchase price of $235,430,000.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

The Company carried out an assessment as of December 31, 2005 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require the Company to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has audited the consolidated financial statements in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting and its opinion on the effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the three months ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors—Nominees,” “Proposal I: Election of Directors—Executive Officers,” “Proposal I: Election of Directors—Code of Business Conduct” and “Security Ownership,” and the information in such sections is incorporated herein by reference.

Item 11.	Executive Compensation

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors—Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Performance Graph,” and the information in such sections is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Executive Compensation—Equity Compensation Plan Information,” “Security Ownership,” and the information in such section is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule III—Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2005

Schedule IV—Mortgage Loans on Real Estate and Notes as of December 31, 2005

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

(a) The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 18, 2005, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.16	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.9	Form of Lease Agreement, between an affiliate of Commercial Net Lease Realty, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.10	Real Estate Purchase Contract, dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed herewith).

10.11	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed herewith).

10.12	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants dated February 24, 2006 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2006.

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

Signature	Title	Date

/s/ CLIFFORD R. HINKLE Clifford R. Hinkle	Chairman of the Board of Directors	February 27, 2006

/s/ G. NICHOLAS BECKWITH III G. Nicholas Beckwith III	Director	February 27, 2006

/s/ RICHARD B. JENNINGS Richard B. Jennings	Director	February 27, 2006

/s/ TED B. LANIER Ted B. Lanier	Director	February 27, 2006

/s/ ROBERT C. LEGLER Robert C. Legler	Director	February 27, 2006

/s/ ROBERT MARTINEZ Robert Martinez	Director	February 27, 2006

/s/ CRAIG MACNAB Craig Macnab	Director, President and Chief Executive Officer	February 27, 2006

/s/ KEVIN B. HABICHT Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 27, 2006

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)					Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests			Total
Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Academy:
Houston, TX	$—		$1,074,232	$—	$—	$—	$1,074,232	$	(c	)	$1,074,232	(c	)	1994	05/95		(c	)
Houston, TX	—		699,165	—	—	—	699,165		(c	)	699,165	(c	)	1995	06/95		(c	)
N. Richland Hills, TX	—		1,307,655	—	—	—	1,307,655		(c	)	1,307,655	(c	)	1996	08/95	(f)	(c	)
Houston, TX	—		2,098,895	—	—	—	2,098,895		(c	)	2,098,895	(c	)	1996	02/96	(f)	(c	)
Houston, TX	—		795,005	—	—	—	795,005		(c	)	795,005	(c	)	1996	06/96	(f)	(c	)
Baton Rouge, LA	—		1,547,501	—	—	—	1,547,501		(c	)	1,547,501	(c	)	1997	08/96	(f)	(c	)
San Antonio, TX	770,830	(t)	973,123	—	—	—	973,123		(c	)	973,123	(c	)	1996	09/97		(c	)
Beaumont, TX	—		1,423,700	2,449,261	—	—	1,423,700		2,449,261		3,872,961	415,864		1992	03/99		40 years
Houston, TX	—		2,310,845	1,627,872	—	—	2,310,845		1,627,872		3,938,717	276,399		1976	03/99		40 years
Pasadena, TX	—		899,768	2,180,574	—	—	899,768		2,180,574		3,080,342	370,243		1994	03/99		40 years
College Station, TX	—		1,407,855	2,230,756	—	—	1,407,855		2,230,756		3,638,611	30,208		2002	06/05		40 years
Franklin, TN	—		1,807,096	2,108,278	—	—	1,807,096		2,108,278		3,915,374	38,066		1999	06/05		30 years

Ace Hardware and Lighting:
Bourbonnais, IL	—		298,192	1,329,492	—	—	298,192		1,329,492		1,627,684	157,284		1997	11/98		37.4 years

Advanced Auto Parts:
Miami, FL	—		867,177	—	1,035,275	—	867,177		1,035,275		1,902,452	14,019		2005	12/04	(g)	40 years

AJ Petroleum:
Deerfield Beach, FL	—		2,531,533	1,292,535	—	—	2,531,533		1,292,535		3,824,068	1,346		1980	12/05		40 years
Lake Placid, FL	—		769,522	273,756	—	—	769,522		273,756		1,043,278	285		1990	12/05		40 years

Albertsons:
Sonora, CA	—		587,782	1,620,311	—	—	587,782		1,620,311		2,208,093	89,455		1984	03/99		40 years

American Payday Loans:
Des Moines, IA	—		108,421	379,067	—	—	108,421		379,067		487,488	5,133		1979	06/05		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
AmerUs Group Warehouse:
Des Moines, IA	—		28,465	85,396	—	—	28,465	85,396	113,861	4,626	1949		06/05		10 years

Amoco:
Miami, FL	—		969,156	—	—	—	969,156	—	969,156	—	(i	)	05/03		(i	)
Sunrise, FL	—		949,185	—	—	—	949,185	—	949,185	—	(i	)	05/03		(i	)

Amscot:
Tampa, FL	—		1,159,733	352,305	—	—	1,159,733	352,305	1,512,038	1,835	1981		10/05		40 years
Orlando, FL	—		773,866	—	—	—	773,866	—	773,866	—	(e	)	12/05		(e	)
Orlando, FL	—		663,719	—	—	—	663,719	—	663,719	—	(e	)	12/05		(e	)

Applebee’s:
Ballwin, MO	—		1,496,173	1,403,581	—	—	1,496,173	1,403,581	2,899,754	141,820	1995		12/01		40 years

Arby’s:
Albuquerque, NM	—		442,991	507,790	—	—	442,991	507,790	950,781	51,308	1993		12/01		40 years
Albuquerque, NM	—		250,881	513,970	—	—	250,881	513,970	764,851	51,932	1988		12/01		40 years
Colorado Springs, CO	—		205,957	533,540	—	—	205,957	533,540	739,497	53,910	1998		12/01		40 years
Santa Fe, NM	—		450,358	341,960	—	—	450,358	341,960	792,318	34,552	1998		12/01		40 years
Thomson, GA	—		267,842	503,550	—	—	267,842	503,550	771,392	50,879	1997		12/01		40 years
Washington Courthouse, OH	—		156,875	545,841	—	—	156,875	545,841	702,716	55,153	1998		12/01		40 years
Whitmore Lake, MI	—		170,515	468,916	—	—	170,515	468,916	639,431	47,380	1993		12/01		40 years

Ashley Furniture:
Altamonte Springs, FL	—		2,906,409	4,877,225	315,000	—	2,906,409	5,192,225	8,098,634	1,040,199	1997		09/97		40 years
Louisville, KY	—		1,666,700	4,989,452	—	—	1,666,700	4,989,452	6,656,152	98,750	2005		03/05		40 years

Babies "R" Us:
Arlington, TX	—		830,689	2,611,867	—	—	830,689	2,611,867	3,442,556	620,863	1996		06/96		40 years
Independence, MO	—		1,678,794	2,301,909	—	—	1,678,794	2,301,909	3,980,703	232,589	1996		12/01		40 years

Barnes & Noble:
Brandon, FL	931,271	(j)	1,476,407	1,527,150	—	—	1,476,407	1,527,150	3,003,557	419,129	1995		08/94	(f)	40 years
Denver, CO	—		3,244,785	2,722,087	—	—	3,244,785	2,722,087	5,966,872	765,699	1994		09/94		40 years
Houston, TX	—		3,307,562	2,396,024	—	—	3,307,562	2,396,024	5,703,586	613,989	1995		10/94	(f)	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)					Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Plantation, FL	4,946,087	(p)	3,616,357	—	—	—	3,616,457	(c	)	3,616,457	(o)	(c	)	1996	05/95	(f)	(c	)
Freehold, NJ(r)	—		2,917,219	2,260,663	—	—	2,917,219	2,260,663		5,177,882		560,770		1995	01/96		40 years
Dayton, OH	—		1,412,614	3,223,467	—	—	1,412,614	3,223,467		4,636,081		695,060		1996	05/97		40 years
Redding, CA	—		497,179	1,625,702	—	—	497,179	1,625,702		2,122,881		347,155		1997	06/97		40 years
Memphis, TN	1,118,462	(t)	1,573,875	2,241,639	—	—	1,573,875	2,241,639		3,815,514		107,412		1997	09/97		40 years
Marlton, NJ	—		2,831,370	4,318,554	—	—	2,831,370	4,318,554		7,149,924		769,242		1998	11/98		40 years

Bassett Furniture:
Fairview Heights, IL	—		1,257,729	2,622,952	—	—	1,257,729	2,622,952		3,880,681		13,661		1980	10/05		40 years

Beall’s:
Sarasota, FL	1,497,941	(t)	1,077,802	1,795,174	—	—	1,077,802	1,795,174		2,872,976		90,047		1996	09/97		40 years

Beautiful America Dry Cleaners:
Orlando, FL	75,589	(u)	40,200	110,531	—	—	40,200	110,531		150,731		5,181		2001	02/04		40 years

Bed, Bath & Beyond:
Richmond, VA	2,834,952	(p)	1,184,144	2,842,759	—	—	1,184,144	2,842,759		4,026,903	(o)	254,664		1997	06/98		40 years
Los Angeles, CA	—		6,318,023	3,089,396	—	—	6,318,023	3,089,396		9,407,419		550,299		1975	11/98		40 years
Glendale, AZ	—		1,082,092	—	2,758,452	—	1,082,092	2,758,452		3,840,544		445,375		1999	12/98	(g)	40 years

Bedford Furniture:
Everett, PA	—		226,366	1,159,833	7,830	—	226,366	817,667		1,044,033		105,499		1998	11/98		40 years

Beneficial:
Eden Prairie, MN	—		75,736	210,628	94,277	—	75,736	304,905		380,641		27,123		1997	12/01		40 years

Bennigan’s:
Milford, CT(r)	—		921,200	697,298	—	—	921,200	697,298		1,618,498		70,456		1988	12/01		40 years
Altamonte Springs, FL	—		1,088,282	924,425	—	—	1,088,282	924,425		2,012,707		93,405		1988	12/01		40 years
Schaumburg, IL	—		2,064,964	1,311,190	—	—	2,064,964	1,311,190		3,376,154		132,485		1988	12/01		40 years
Wichita Falls, TX	—		818,611	1,107,418	—	—	818,611	1,107,418		1,926,029		111,895		1993	12/01		40 years

Best Buy:
Brandon, FL	—		2,985,156	2,772,137	—	—	2,985,156	2,772,137		5,757,293		615,068		1996	02/97		40 years
Evanston, IL	—		1,850,996	—	—	—	1,850,996	(c	)	1,850,996		(c	)	1994	02/97		(c	)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)					Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Cuyahoga Falls, OH	—		3,708,980	2,359,377	—	—	3,708,980	2,359,377		6,068,357		503,825		1970	06/97	40 years
Rockville, MD	—		6,233,342	3,418,783	—	—	6,233,342	3,418,783		9,652,125		722,930		1995	07/97	40 years
Fairfax, VA	—		3,052,477	3,218,018	—	—	3,052,477	3,218,018		6,270,495		673,773		1995	08/97	40 years
St. Petersburg, FL	4,523,860	(p)	4,031,744	2,610,980	—	—	4,031,744	2,610,980		6,642,724	(o)	267,315		1997	09/97	35 years
North Fayette, PA	—		2,330,847	2,292,932	—	—	2,330,847	2,292,932		4,623,779		432,313		1997	06/98	40 years
Denver, CO	—		8,881,890	4,372,684	—	—	8,881,890	4,372,684		13,254,574		496,482		1991	06/01	40 years

Billy Bob’s:
Gresham, OR	—		817,311	108,294	—	—	817,311	108,294		925,605		10,942		1993	12/01	40 years

BJ's Wholesale Club:
Orlando, FL	5,851,820	(u)	3,137,500	8,626,657	—	—	3,137,500	8,626,657		11,764,157		404,375		2001	02/04	40 years

Blockbuster Video:
Conyers, GA	—		320,029	556,282	—	—	320,029	556,282		876,311		118,789		1997	06/97	40 years
Alice, TX	—		318,285	578,268	—	—	318,285	578,268		896,553		58,429		1995	12/01	40 years
Gainesville, GA	—		294,882	611,570	—	—	294,882	611,570		906,452		61,794		1997	12/01	40 years
Glasgow, KY	—		302,859	560,904	—	—	302,859	560,904		863,763		56,675		1997	12/01	40 years
Kingsville, TX	—		498,849	457,695	—	—	498,849	457,695		956,544		46,246		1995	12/01	40 years
Mobile, AL	—		491,453	498,488	—	—	491,453	498,488		989,941		50,368		1997	12/01	40 years
Mobile, AL	—		843,121	562,498	—	—	843,121	562,498		1,405,619		56,836		1997	12/01	40 years

BMW:
Duluth, GA	—		4,433,613	4,080,186	—	—	4,433,613	4,080,186		8,513,799		412,269		1984	12/01	40 years

Bodyworks Unlimited:
Rincon, GA	—		244,607	1,166,045	—	—	244,607	791,808		1,036,415		103,455		1997	11/98	37.4 years

Borders Books & Music:
Wilmington, DE	2,819,457	(j)	3,030,764	6,061,538	—	—	2,994,400	6,061,538		9,055,938		1,670,996		1994	12/94	40 years
Richmond, VA	1,481,280	(j)	2,177,310	2,599,587	—	—	2,177,310	2,599,587		4,776,897		686,363		1995	06/95	40 years
Ft. Lauderdale, FL	4,765,133	(p)	3,164,984	3,319,234	—	—	3,164,984	3,319,234		6,484,218	(o)	360,422		1995	02/96	33 years
Bangor, ME	—		1,546,915	2,486,761	—	—	1,546,915	2,486,761		4,033,676		592,333		1996	06/96	40 years
Altamonte Springs, FL	—		1,947,198	—	—	—	1,947,198	(c	)	1,947,198		(c	)	1997	09/97	(c	)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Boston Market:
Burton, MI	—	619,778	707,242	—	—	619,778	707,242	1,327,020	71,461	1997	12/01		40 years
Geneva, IL	—	1,125,347	1,036,952	—	—	1,125,347	893,485	2,018,832	92,591	1996	12/01		40 years
North Olmsted, OH	—	601,800	460,521	—	—	601,800	389,065	990,865	40,463	1996	12/01		40 years
Novi, MI	—	835,669	651,108	—	—	835,669	297,567	1,133,236	35,764	1995	12/01		40 years
Orland Park, IL	—	562,384	556,201	—	—	562,384	377,244	939,628	41,001	1995	12/01		40 years
Warren, OH	—	562,446	467,592	—	—	562,446	467,592	1,030,038	47,246	1997	12/01		40 years
Wheaton, IL	—	1,115,457	1,014,184	—	—	1,115,457	872,736	1,988,193	90,462	1995	12/01		40 years

Buffalo Wild Wings:
Michigan City, IN	—	162,538	492,007	—	—	162,538	492,007	654,545	49,713	1996	12/01		40 years

Burger King:
Colonial Heights, VA	—	662,345	609,787	—	—	662,345	609,787	1,272,132	61,614	1997	12/01		40 years

Carino’s:
Beaumont, TX	—	439,076	1,363,447	—	—	439,076	1,363,447	1,802,523	137,765	2000	12/01		40 years
Lewisville, TX	—	1,369,836	1,018,659	—	—	1,369,836	1,018,659	2,388,495	102,927	1994	12/01		40 years
Lubbock, TX	—	1,007,432	1,205,512	—	—	1,007,432	1,205,512	2,212,944	121,807	1995	12/01		40 years

Carl’s Jr:
Chandler, AZ	—	729,291	644,148	—	—	729,291	644,148	1,373,439	17,446	1984	06/05		20 years
Tucson, AZ	—	681,386	536,023	—	—	681,386	536,023	1,217,409	29,035	1988	06/05		10 years

CarMax:
Albuquerque, NM	—	10,197,135	—	8,128,062	—	10,197,135	8,128,062	18,325,197	228,602	2004	04/04	(f)	40 years

Certified Auto Sales:
Albuquerque, NM	—	1,112,876	—	1,418,552	—	1,112,876	1,418,552	2,531,428	16,254	2005	04/04	(f)	40 years

Champps:
Alpharetta, GA	—	3,032,965	1,641,820	—	—	3,032,965	1,641,820	4,674,785	165,892	1999	12/01		40 years
Irving, TX	—	1,760,020	1,724,220	—	—	1,760,020	1,724,220	3,484,240	174,218	2000	12/01		40 years

Charhut:
Sunrise, FL	—	286,834	423,837	—	—	286,834	423,837	710,671	17,077	1979	05/04		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Checkers:
Orlando, FL	—	256,568	—	—	—	256,568	(c	)	256,568	(c	)	1988	07/92	(c	)

Chili’s:
Camden, SC	—	629,536	1,889,845	—	—	629,536	1,889,845		2,519,381	13,765		2005	09/05	40 years
Milledgeville, GA	—	516,118	1,996,627	—	—	516,118	1,996,627		2,512,745	14,559		2005	09/05	40 years
Sumter, SC	—	800,329	1,717,221	—	—	800,329	1,717,221		2,517,550	1,789		2004	12/05	40 years

China Star:
Montgomery, AL	—	1,418,158	1,140,080	—	—	1,418,158	1,044,075		2,462,233	114,315		1999	12/01	40 years

Circle K:
Brownsville, TX	—	1,842,992	1,418,941	—	—	1,842,992	1,418,941		3,261,933	1,478		2000	12/05	40 years
Brownsville, TX	—	1,181,713	1,105,326	—	—	1,181,713	1,105,326		2,287,039	1,151		2000	12/05	40 years
Brownsville, TX	—	2,915,173	1,800,409	—	—	2,915,173	1,800,409		4,715,582	1,875		2000	12/05	40 years
Brownsville, TX	—	2,416,656	1,828,304	—	—	2,416,656	1,828,304		4,244,960	1,904		2000	12/05	40 years
Brownsville, TX	—	1,015,092	1,307,774	—	—	1,015,092	1,307,774		2,322,866	1,362		2003	12/05	40 years
Brownsville, TX	—	1,038,788	1,144,916	—	—	1,038,788	1,144,916		2,183,704	1,193		2004	12/05	40 years
Brownsville, TX	—	1,392,201	1,443,817	—	—	1,392,201	1,443,817		2,836,018	1,504		2005	12/05	40 years
Brownsville, TX	—	1,279,447	1,014,702	—	—	1,279,447	1,014,702		2,294,149	1,057		1990	12/05	40 years
Brownsville, TX	—	2,529,864	1,124,953	—	—	2,529,864	1,124,953		3,654,817	1,172		1990	12/05	40 years
Brownsville, TX	—	2,033,467	1,287,564	—	—	2,033,467	1,287,564		3,321,031	1,341		1995	12/05	40 years
Brownsville, TX	—	933,149	699,086	—	—	933,149	699,086		1,632,235	728		1999	12/05	40 years
Corpus Christi, TX	—	1,384,743	1,418,948	—	—	1,384,743	1,418,948		2,803,691	1,478		1982	12/05	40 years
Corpus Christi, TX	—	852,629	1,416,208	—	—	852,629	1,416,208		2,268,837	1,475		2005	12/05	40 years
Corpus Christi, TX	—	1,399,622	1,530,910	—	—	1,399,622	1,530,910		2,930,532	1,595		1984	12/05	40 years
Corpus Christi, TX	—	703,182	1,036,506	—	—	703,182	1,036,506		1,739,688	1,080		1986	12/05	40 years
Donna, TX	—	1,003,876	1,126,591	—	—	1,003,876	1,126,591		2,130,467	1,174		1995	12/05	40 years
Edinburg, TX	—	1,317,408	1,623,891	—	—	1,317,408	1,623,891		2,941,299	1,692		1999	12/05	40 years
Edinburg, TX	—	970,145	1,286,006	—	—	970,145	1,286,006		2,256,151	1,340		2003	12/05	40 years
Falfurias, TX	—	4,243,940	4,458,007	—	—	4,243,940	4,458,007		8,701,947	4,644		2002	12/05	40 years
Freer, TX	—	1,150,862	1,158,251	—	—	1,150,862	1,158,251		2,309,113	1,207		1984	12/05	40 years
George West, TX	—	1,243,224	695,074	—	—	1,243,224	695,074		1,938,298	724		1996	12/05	40 years
Harlingen, TX	—	906,427	952,530	—	—	906,427	952,530		1,858,957	992		1991	12/05	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Harlingen, TX	—	753,595	1,152,311	—	—	753,595	1,152,311	1,905,906	1,200	1999	12/05	40 years
Harlingen, TX	—	755,002	600,721	—	—	755,002	600,721	1,355,723	626	1987	12/05	40 years
La Feria, TX	—	900,096	1,346,774	—	—	900,096	1,346,774	2,246,870	1,403	1988	12/05	40 years
Laredo, TX	—	1,552,558	1,774,827	—	—	1,552,558	1,774,827	3,327,385	1,849	2000	12/05	40 years
Laredo, TX	—	840,629	738,907	—	—	840,629	738,907	1,579,536	770	2001	12/05	40 years
Laredo, TX	—	736,451	670,332	—	—	736,451	670,332	1,406,783	698	1984	12/05	40 years
Laredo, TX	—	459,027	459,946	—	—	459,027	459,946	918,973	479	1983	12/05	40 years
Laredo, TX	—	1,494,871	1,400,482	—	—	1,494,871	1,400,482	2,895,353	1,459	1993	12/05	40 years
Laredo, TX	—	675,128	533,047	—	—	675,128	533,047	1,208,175	555	1993	12/05	40 years
Lawton, OK	—	696,670	964,441	—	—	696,670	964,441	1,661,111	1,005	1984	12/05	40 years
Los Indios, TX	—	1,386,972	1,456,932	—	—	1,386,972	1,456,932	2,843,904	1,518	2005	12/05	40 years
McAllen, TX	—	975,217	1,029,752	—	—	975,217	1,029,752	2,004,969	1,073	2003	12/05	40 years
McAllen, TX	—	987,020	893,376	—	—	987,020	893,376	1,880,396	931	1999	12/05	40 years
Mission, TX	—	880,169	1,101,301	—	—	880,169	1,101,301	1,981,470	1,147	1999	12/05	40 years
Mission, TX	—	1,125,457	1,213,398	—	—	1,125,457	1,213,398	2,338,855	1,264	2003	12/05	40 years
Olmito, TX	—	3,687,971	2,880,099	—	—	3,687,971	2,880,099	6,568,070	3,000	2002	12/05	40 years
Pharr, TX	—	981,840	1,177,948	—	—	981,840	1,177,948	2,159,788	1,227	1988	12/05	40 years
Pharr, TX	—	784,402	804,743	—	—	784,402	804,743	1,589,145	838	2000	12/05	40 years
Pharr, TX	—	2,426,134	1,880,867	—	—	2,426,134	1,880,867	4,307,001	1,959	2003	12/05	40 years
Port Isabel, TX	—	2,062,009	1,298,501	—	—	2,062,009	1,298,501	3,360,510	1,353	1994	12/05	40 years
Portland, TX	—	655,735	914,512	—	—	655,735	914,512	1,570,247	953	1983	12/05	40 years
Progresso, TX	—	1,768,974	1,811,221	—	—	1,768,974	1,811,221	3,580,195	1,887	1999	12/05	40 years
Riviera, TX	—	2,351,060	2,158,069	—	—	2,351,060	2,158,069	4,509,129	2,248	2005	12/05	40 years
San Benito, TX	—	1,103,210	1,586,235	—	—	1,103,210	1,586,235	2,689,445	1,652	2005	12/05	40 years
San Benito, TX	—	790,629	1,857,158	—	—	790,629	1,857,158	2,647,787	1,935	1994	12/05	40 years
San Juan, TX	—	1,123,838	1,171,582	—	—	1,123,838	1,171,582	2,295,420	1,220	1996	12/05	40 years
San Juan, TX	—	1,424,383	1,545,557	—	—	1,424,383	1,545,557	2,969,940	1,610	2004	12/05	40 years
South Padre Island, TX	—	1,366,721	1,388,764	—	—	1,366,721	1,388,764	2,755,485	1,447	1988	12/05	40 years
Wichita Falls, TX	—	905,117	1,350,908	—	—	905,117	1,350,908	2,256,025	1,407	2000	12/05	40 years
Wichita Falls, TX	—	484,202	827,999	—	—	484,202	827,999	1,312,201	863	1983	12/05	40 years
Wichita Falls, TX	—	439,646	751,484	—	—	439,646	751,484	1,191,130	783	1984	12/05	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Circuit City:
Gastonia, NC	—		2,548,040	3,879,911	—	—	2,547,163	3,879,911		6,427,074	101,039		2004	12/04		40 years
St. Peters, MO	—		1,738,168	5,404,185	—	—	1,738,168	5,404,185		7,142,353	61,947		2005	06/05	(g)	40 years

Claim Jumper:
Roseville, CA	—		1,556,732	2,013,650	—	—	1,556,732	2,013,650		3,570,382	203,463		2001	12/01		40 years
Tempe, AZ	—		2,530,892	2,920,575	—	—	2,530,892	2,920,575		5,451,467	295,100		2000	12/01		40 years

CompUSA:
Baton Rouge, LA(r)	—		609,069	913,603	—	—	609,069	913,603		1,522,672	228,462		1995	12/95		40 years

CORA Rehabilitation Clinics:
Orlando, FL	151,177	(u)	80,400	221,063	—	—	80,400	221,063		301,463	10,362		2001	02/04		40 years

Corpus Christi Flea Market:
Corpus Christi, TX	—		223,998	2,158,955	—	—	223,998	2,158,955		2,382,953	366,573		1983	03/99		40 years

CVS:
San Antonio, TX	379,851	(j)	440,985	—	—	—	440,985	(c	)	440,985	(c	)	1993	12/93		(c	)
Dallas, TX	365,964	(j)	541,493	—	—	—	541,493	(c	)	541,493	(c	)	1994	01/94		(c	)
Arlington, TX	311,654	(j)	368,964	—	—	—	368,964	(c	)	368,964	(c	)	1994	02/94		(c	)
Amarillo, TX	357,579	(j)	329,231	—	—	—	329,231	(c	)	329,231	(c	)	1994	12/94		(c	)
Amarillo, TX	464,732	(j)	650,864	—	—	—	650,864	(c	)	650,864	(c	)	1994	12/94		(c	)
Kissimmee, FL	513,593	(j)	715,480	—	—	—	715,480	(c	)	715,480	(c	)	1995	04/95		(c	)
Tampa, FL	—		604,683	—	—	—	604,683	(c	)	604,683	(c	)	1995	12/95		(c	)
Lafayette, LA	—		967,528	—	—	—	967,528	(c	)	967,528	(c	)	1995	01/96		(c	)
Moore, OK	—		414,738	—	—	—	414,738	(c	)	414,738	(c	)	1995	01/96		(c	)
Midwest City, OK	—		673,369	1,103,351	—	—	673,369	1,103,351		1,776,720	271,018		1996	03/96		40 years
Irving, TX	—		1,000,222	—	—	—	1,000,222	(c	)	1,000,222	(c	)	1996	12/96		(c	)
Jasper, FL	—		291,147	—	—	—	291,147	(c	)	291,147	(c	)	1994	01/97		(c	)
Williston, FL	—		622,403	—	—	—	622,403	(c	)	622,403	(c	)	1995	01/97		(c	)
Pantego, TX	—		1,016,062	1,448,911	—	—	1,016,062	1,448,911		2,464,973	309,403		1997	06/97		40 years
Norman, OK	—		1,065,562	—	—	—	1,065,562	(c	)	1,065,562	(c	)	1997	06/97		(c	)
Ellenwood, GA	431,110	(t)	616,289	921,173	—	—	616,289	921,173		1,537,462	44,140		1996	09/97		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Flower Mound, TX	435,574	(t)	932,233	881,448	—	—	932,233	881,448		1,813,681	42,236		1996	09/97		40 years
Ft. Worth, TX	529,192	(t)	558,657	—	—	—	558,657	(c	)	558,657	(c	)	1996	09/97		(c	)
Arlington, TX	—		2,078,542	—	1,396,508	—	2,078,542	1,396,508		3,475,050	257,481		1998	11/97	(g)	40 years
Leavenworth, KS	—		726,438	—	1,330,830	—	726,438	1,330,830		2,057,268	250,917		1998	11/97	(g)	40 years
Lewisville, TX	—		789,237	—	1,335,426	—	789,237	1,335,426		2,124,663	243,437		1998	04/98	(g)	40 years
Forest Hill, TX	—		692,165	—	1,174,549	—	692,165	1,174,549		1,866,714	216,558		1998	04/98	(g)	40 years
Del City, OK	—		1,387,362	—	—	—	1,387,362	(c	)	1,387,362	(c	)	1998	05/98		(c	)
Arlington, TX	—		414,568	—	—	—	414,568	(c	)	414,568	(c	)	1998	05/98		(c	)
Garland, TX	—		1,476,838	—	1,400,278	—	1,476,838	1,400,278		2,877,116	249,425		1998	06/98	(g)	40 years
Garland, TX	—		522,461	—	1,418,531	—	522,461	1,418,531		1,940,992	249,720		1998	06/98	(g)	40 years
Oklahoma City, OK	—		1,581,480	—	1,471,105	—	1,581,480	1,471,105		3,052,585	255,911		1999	08/98	(g)	40 years
Dallas, TX	—		2,617,656	—	2,570,569	—	2,617,656	2,570,569		5,188,225	141,917		2003	06/99		40 years
Gladstone, MO	174,818		1,851,374	—	1,739,568	—	1,851,374	1,739,568		3,590,942	233,754		2000	12/99	(g)	40 years
Fridley, MN	—		939,073	1,637,329	—	—	939,073	1,637,329		2,576,402	170,555		1983	12/01	(v)	40 years

Dave & Buster’s:
Utica, MI	—		3,776,169	—	—	—	3,776,169	(c	)	3,776,169	(c	)	1998	06/98		(c	)

DD’s Discounts:
Moreno Valley, CA	—		516,154	1,123,471	183,146	—	516,154	1,306,617		1,822,771	195,474		1983	03/99		40 years

Denny’s:
Columbus, TX	—		428,429	816,644	—	—	428,429	816,644		1,245,073	82,515		1997	12/01		40 years

Dick’s Sporting Goods:
Taylor, MI	—		1,920,032	3,526,868	—	—	1,920,032	3,526,868		5,446,900	819,618		1996	08/96		40 years
White Marsh, MD	—		2,680,532	3,916,889	—	—	2,680,532	3,916,889		6,597,421	910,255		1996	08/96		40 years

Dollar Tree:
Garland, TX	—		239,014	626,170	—	—	239,014	626,170		865,184	70,444		1994	02/94		40 years
Copperas Cove, TX	—		241,650	511,624	194,167	—	241,650	705,791		947,441	108,804		1972	11/98		40 years
Moreno Valley, CA	—		242,896	528,692	69,277		242,896	597,969		840,865	91,988		1983	03/99		40 years

Donato’s:
Medina, OH	—		405,113	463,582	—	—	405,113	463,582		868,695	46,841		1996	12/01		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Dr. Clean Dry Cleaners:
Monticello, NY	—		19,625	71,570	—	—	19,625	71,570		91,195	1,416		1996	03/05		40 years

Eckerd:
Millville, NJ	386,544	(j)	417,603	—	—	—	417,603	(c	)	417,603	(c	)	1994	03/94		(c	)
Atlanta, GA	345,438	(j)	445,593	—	—	—	445,593	(c	)	445,593	(c	)	1994	03/94		(c	)
Mantua, NJ	401,855	(j)	344,022	—	—	—	344,022	(c	)	344,022	(c	)	1994	06/94		(c	)
Glassboro, NJ	440,871	(j)	534,243	—	—	—	534,243	(c	)	534,243	(c	)	1994	12/94		(c	)
Douglasville, GA	—		413,438	995,209	—	—	413,438	995,209		1,408,647	246,867		1996	01/96		40 years
Conyers, GA	—		574,666	998,900	—	—	574,666	998,900		1,573,566	213,307		1997	06/97		40 years
Chattanooga, TN	—		474,267	—	—	—	457,659	(c	)	457,659	(c	)	1997	09/97		(c	)
Augusta, GA	—		568,606	1,326,748	—	—	568,606	1,326,748		1,895,354	266,732		1997	12/97		40 years
Riverdale, GA	—		1,088,896	1,707,448	—	—	1,088,896	1,707,448		2,796,344	343,268		1997	12/97		40 years
Warner Robins, GA	—		707,488	—	1,227,330	—	707,488	1,227,330		1,934,818	213,504		1999	03/98	(g)	40 years
Vineland, NJ	418,431	(j)	2,068,089	—	—	—	2,068,089	(c	)	2,068,089	(c	)	1999	09/98		(c	)
Falls Church, VA	—		3,127,139	—	2,424,664	—	3,127,139	2,412,036	(q)	5,539,175	226,128		2002	10/01		40 years
West Mifflin, PA	—		1,401,632	2,043,862	—	—	1,401,632	2,043,862		3,445,494	197,999		2002	02/02		40 years
Norfolk, VA	—		2,742,194	1,796,508	—	—	2,742,194	1,796,508		4,538,702	174,037		2002	02/02		40 years
Thorndale, PA	—		2,260,618	2,472,039	—	—	2,260,618	2,472,039		4,732,657	239,479		2002	02/02		40 years

Enterprise Rent-A-Car:
Wilmington, NC	—		218,126	327,329	—	—	218,126	327,329		545,455	33,074		1995	12/01		40 years

Family Dollar:
Cohoes, NY	—		95,644	515,502	—	—	95,644	515,502		611,146	16,646		1994	09/04		40 years
Hudson Falls, NY	—		51,055	379,789	—	—	51,055	379,789		430,844	12,264		1993	09/04		40 years
Monticello, NY	—		96,445	351,721	—	—	96,445	351,721		448,166	6,961		1996	03/05		40 years

Fantastic Sams:
Eden Prairie, MN	—		64,916	180,538	80,809	—	64,916	261,347		326,263	23,248		1997	12/01		40 years

Fazoli’s Restaurant:
Bay City, MI	—		647,055	633,899	—	—	647,055	633,899		1,280,954	64,050		1997	12/01		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Food 4 Less:
Lemon Grove, CA	—		3,695,816	—	—	—	3,695,816	(c	)	3,695,816	(c	)	1996	07/95	(f)	(c	)
Chula Vista, CA	—		3,568,862	—	—	—	3,568,862	(c	)	3,568,862	(c	)	1995	11/98		(c	)

Gander Mountain:
Amarillo, TX	—		1,513,714	5,781,294	—	—	1,513,714	5,781,294		7,295,008	162,599		2004	11/04		40 years

Gate Petroleum:
Concord, NC	—		852,225	1,200,862	—	—	852,225	1,200,862		2,053,087	16,262		2001	06/05		40 years
Rocky Mountain, NC	—		258,764	1,164,438	—	—	258,764	1,164,438		1,423,202	15,768		2002	06/05		40 years

GCS Wireless:
Orlando, FL	69,290	(u)	36,850	101,320	—	—	36,850	101,320		138,170	4,749		2001	02/04		40 years

Gen-X Clothing:
Federal Way, WA	—		2,037,392	1,661,577	257,414	—	2,037,392	1,918,991		3,956,383	327,488		1995	12/95		40 years

Golden Corral:
Leitchfield, KY	—		73,660	306,642	—	—	73,660	306,642		380,302	189,550		1984	12/84		35 years
Atlanta, TX	—		88,457	368,317	—	—	88,457	368,317		456,774	226,099		1985	01/85		35 years
Abbeville, LA	—		98,577	362,416	—	—	98,577	362,416		460,993	220,039		1985	04/85		35 years
Lake Placid, FL	—		115,113	305,074	43,797	—	115,113	348,871		463,984	188,301		1985	05/85		35 years
Brandon, FL	—		1,329,793	1,390,502	—	—	1,329,793	1,390,502		2,720,295	140,499		1998	12/01		40 years
Dallas, TX	—		1,138,129	1,024,747	—	—	1,138,129	1,024,747		2,162,876	103,542		1994	12/01		40 years
Tampa, FL	—		1,187,614	1,339,000	—	—	1,187,614	1,339,000		2,526,614	135,295		1997	12/01		40 years

Good Guys, The:
Foothill Ranch, CA	—		1,456,113	2,505,022	—	—	1,456,113	2,505,022		3,961,135	563,967		1995	12/96		40 years
East Palo Alto, CA	—		2,271,634	3,404,843	—	—	2,271,634	3,404,843		5,676,477	578,114		1999	12/98	(f)	40 years

Goodyear Truck & Tire:
Wichita, KS	—		213,640	686,700	—	—	213,640	686,700		900,340	18,598		1989	06/05		20 years

GymKix:
Copperas Cove, TX	—		203,908	431,715	171,477	—	203,908	603,192		807,100	92,533		1972	11/98		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
H&R Block:
Swansea, IL	—		45,842	132,440	69,029	—	45,842	201,469	247,311	19,168	1997		12/01		40 years

Halloween Adventure:
Plymouth Meeting, PA	—		2,911,111	—	2,250,620	—	2,911,111	2,250,620	5,161,731	377,448	1999		10/98	(g)	40 years

Hancock Fabrics:
Arlington, TX	—		317,838	1,680,428	242,483	—	317,838	1,922,911	2,240,749	366,207	1996		06/96		38 years

Hastings:
Nacogdoches, TX	—		397,074	1,257,402	—	—	397,074	1,257,402	1,654,476	223,975	1997		11/98		40 years

Haverty’s:
Clearwater, FL	—		1,184,438	2,526,207	44,005	—	1,184,438	2,570,212	3,754,650	801,854	1992		05/93		40 years
Orlando, FL(r)	931,865	(j)	820,397	2,184,721	176,425	—	820,397	2,361,146	3,181,543	687,963	1992		05/93		40 years
Pensacola, FL	728,887		633,125	1,595,405	—	—	603,111	1,595,405	2,198,516	379,352	1994		06/96		40 years
Bowie, MD	—		1,965,508	4,221,074	—	—	1,965,508	4,221,074	6,186,582	708,080	1997		12/97		38.5 years

Heilig-Meyers:
Baltimore, MD	—		469,781	813,073	—	—	469,781	813,073	1,282,854	144,829	1968		11/98		40 years
Glen Burnie, MD	—		631,712	931,931	—	—	631,712	931,931	1,563,643	165,953	1968		11/98		40 years

Hollywood Video:
Cincinnati, OH	—		282,200	520,623	261,238	—	543,438	520,623	1,064,061	52,605	1998		12/01		40 years
Clifton, CO	—		245,462	732,477	—	—	245,462	732,477	977,939	74,011	1998		12/01		40 years

Home Depot:
Sunrise, FL	—		5,148,657	—	—	—	5,148,657	—	5,148,657	—	(i	)	05/03		(i	)

HomeGoods:
Fairfax, VA	—		977,839	1,414,261	937,301	—	977,839	2,351,562	3,329,401	183,696	1995		12/95		40 years

Hooters:
Tampa, FL	—		783,923	504,768	—	—	783,923	504,768	1,288,691	51,003	1993		12/01		40 years

Humana:
Sunrise, FL	—		800,271	252,717	—	—	800,271	252,717	1,052,988	10,210	1984		05/04		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (b)					Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments		Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Hy-Vee:
St. Joseph, MO	—		1,579,583	2,849,246	—		—	1,579,583	2,849,246		4,428,829		234,476		2002		09/02	40 years

International House of Pancakes:
Stafford, TX	295,802	(j)	382,084	—	—		—	331,756	(c	)	331,756		(c	)	1992		10/93	(c	)
Sunset Hills, MO	312,635	(j)	271,853	—	—		—	271,853	(c	)	271,853		(c	)	1993		10/93	(c	)
Las Vegas, NV	351,499	(j)	519,947	—	—		—	519,947	(c	)	519,947		(c	)	1993		12/93	(c	)
Ft. Worth, TX	327,004	(j)	430,896	—	—		—	430,896	(c	)	430,896		(c	)	1993		12/93	(c	)
Arlington, TX	314,013	(j)	404,512	—	—		—	404,512	(c	)	404,512		(c	)	1993		12/93	(c	)
Matthews, NC	321,166	(j)	380,043	—	—		—	380,043	(c	)	380,043		(c	)	1993		12/93	(c	)
Phoenix, AZ	323,327	(j)	483,374	—	—		—	483,374	(c	)	483,374		(c	)	1993		12/93	(c	)
Midwest City, OK	—		407,268	—	—		—	407,268	—		407,268		—		(i	)	03/96	(i	)
Ankeny, IA	—		692,956	515,035	—		—	692,956	515,035		1,207,991		9,299		2002		06/05	30 years

Jack-in-the-Box:
Plano, TX	—		1,055,433	1,236,590	—		—	1,055,433	1,236,590		2,292,023		16,745		2001		06/05	40 years

Jacobson Industrial:
Des Moines, IA	—		60,517	112,390	—		—	60,517	112,390		172,907		3,044		1973		06/05	20 years

Jared Jewelers:
Richmond, VA	—		955,134	1,336,152	—		—	955,134	1,336,152		2,291,286		135,007		1998		12/01	40 years
Brandon, FL	—		1,196,900	1,182,150	—		—	1,196,900	1,182,150		2,379,050		107,241		2002		05/02	40 years
Lithonia, GA	—		1,270,517	1,215,818	—		—	1,270,517	1,215,818		2,486,335		110,295		2002		05/02	40 years
Houston, TX	—		1,675,739	1,439,597	—		—	1,675,739	1,439,597		3,115,336		109,469		2002		12/02	40 years

Jo-Ann Etc:
Corpus Christi, TX	—		818,448	896,395	12,222		—	818,448	908,617		1,727,065		274,850		1967		11/93	40 years

Kane Realty:
Raleigh, NC	—		793,017	—	810,059	(x)	—	1,603,076	—		1,603,076		(x	)	1993		12/01	40 years

Kash N’ Karry:
Brandon, FL	3,205,909	(p)	322,476	1,221,661	—		—	322,476	1,221,661		1,544,137	(o)	67,446		1983		03/99	40 years
Palm Harbor, FL	—		335,851	1,925,276	—		—	335,851	1,925,276		2,261,127		106,291		1983		03/99	40 years
Sarasota, FL	—		470,600	1,343,746	—		—	470,600	1,343,746		1,814,346		74,186		1983		03/99	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Keg Steakhouse:
Bellingham, WA(r)	—		397,443	455,605	—	—	397,443	455,605	853,048	46,035	1981		12/01	40 years
Lynnwood, WA	—		1,255,513	649,236	—	—	1,255,513	649,236	1,904,749	65,600	1992		12/01	40 years
Tacoma, WA	—		526,792	794,722	—	—	526,792	794,722	1,321,514	80,300	1981		12/01	40 years

KFC:
Erie, PA	—		516,508	496,092	—	—	516,508	496,092	1,012,600	50,126	1996		12/01	40 years
Marysville, WA	—		646,779	545,592	—	—	646,779	545,592	1,192,371	55,128	1996		12/01	40 years

Kum & Go:
Omaha, NE	—		392,847	214,280	—	—	392,847	214,280	607,127	5,803	1979		06/05	20 years

Lee County:
Ft. Myers, FL	—		1,956,579	4,045,196	—	—	1,956,579	4,045,196	6,001,775	813,253	1997		12/97	40 years

Light Restaurant:
Columbus, OH	—		1,032,008	1,107,250	—	—	1,032,008	1,107,250	2,139,258	111,878	1998		12/01	40 years

Lil’ Champ:
Gainesville, FL	—		900,422	—	—	—	900,422	—	900,422	—	(e	)	07/05	(e	)
Jacksonville, FL	—		594,685	315,315	—	—	594,685	315,315	910,000	2,956	2005		08/05	40 years

Lowe’s:
Memphis, TN	—		3,214,835	9,169,885	—	—	3,214,835	9,169,885	12,384,720	812,736	2002		06/02	40 years

Magic China Café:
Orlando, FL	75,589	(u)	40,200	110,531	—	—	40,200	110,531	150,731	5,181	2001		02/04	40 years

Magic Dollar:
Memphis, TN	—		549,309	539,643	364,460	—	549,309	904,103	1,453,412	129,311	1998		11/98	40 years

Majestic Liquors:
Arlington, TX	—		1,235,214	1,222,434	—	—	1,235,214	1,222,434	2,457,648	26,741	1990		02/05	40 years
Coffee City, TX	—		1,330,427	3,858,445	—	—	1,330,427	3,858,445	5,188,872	84,404	1996		02/05	40 years
Ft. Worth, TX	—		1,461,333	1,673,229	—	—	1,461,333	1,673,229	3,134,562	36,602	1999		02/05	40 years
Ft. Worth, TX	—		1,651,570	2,017,770	—	—	1,651,570	2,017,770	3,669,340	44,139	2000		02/05	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Ft. Worth, TX	—		2,505,249	2,138,400	—	—	2,505,249	2,138,400	4,643,649	46,778	1988		02/05	40 years
Ft. Worth, TX	—		977,290	2,368,447	—	—	977,290	2,368,447	3,345,737	51,810	1997		02/05	40 years
Ft. Worth, TX	—		611,366	1,608,555	—	—	611,366	1,608,555	2,219,921	35,187	1974		02/05	40 years
Hudson Oaks, TX	—		361,371	1,029,053	—	—	361,371	1,029,053	1,390,424	22,511	1993		02/05	40 years
Granbury, TX	—		786,159	—	—	—	786,159	—	786,159	—	(e	)	05/05	(e	)
Dallas, TX	—		1,554,411	1,228,778	—	—	1,554,411	1,228,778	2,783,189	16,640	1971		06/05	40 years
Dallas, TX	—		2,407,203	2,050,580	—	—	2,407,203	2,050,580	4,457,783	27,768	1982		06/05	40 years

MCI:
Arlington, VA	1,425,276	(s)	222,721	1,088,680	—	—	222,721	1,088,680	1,311,401	69,869	1982		08/03	40 years

Merchant's Tires:
Hampton, VA	—		179,835	426,895	—	—	179,835	426,895	606,730	8,449	1986		03/05	40 years
Newport News, VA	—		233,812	259,046	—	—	233,812	259,046	492,858	5,127	1986		03/05	40 years
Norfolk, VA	—		398,132	507,743	—	—	398,132	507,743	905,875	10,049	1986		03/05	40 years
Rockville, MD	—		1,030,156	306,147	—	—	1,030,156	306,147	1,336,303	6,059	1974		03/05	40 years
Washington, DC	—		623,607	577,948	—	—	623,607	577,948	1,201,555	11,439	1983		03/05	40 years

Merryland Chinese Buffet:
Red Oak, TX	—		73,290	520,950	—	—	73,290	520,950	594,240	52,638	1986		12/01	40 years

Mi Pueblo Foods:
Watsonville, CA	—		805,056	1,648,934	—	—	805,056	1,648,934	2,453,990	91,035	1984		03/99	40 years

Michaels:
Fairfax, VA	—		986,131	1,426,254	706,501	—	986,131	2,132,755	3,118,886	209,645	1995		12/95	40 years
Grapevine, TX	—		1,017,934	2,066,715	—	—	1,017,934	2,066,715	3,084,649	389,662	1998		06/98	40 years

Mortgage Marketing:
Swansea, IL	—		91,709	264,956	—	—	91,709	264,956	356,665	26,793	1997		12/01	40 years

Mountain Jack’s:
Centerville, OH	—		850,625	1,059,430	—	—	850,625	1,059,430	1,910,055	107,047	1986		12/01	40 years

Mr. E’s Music Supercenter:
Arlington, TX	—		435,002	2,299,881	334,059	—	435,002	2,633,940	3,068,942	493,076	1996		06/96	38 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
New Covenant Church:
Augusta, GA	—		176,656	674,253	—	—	176,656	674,253	850,909	68,128	1998	12/01		40 years

Office Depot:
Arlington, TX	622,497	(j)	596,024	1,411,432	—	—	596,024	1,411,432	2,007,456	420,409	1991	01/94		40 years
Richmond, VA	—		888,772	1,948,036	—	—	888,772	1,948,036	2,836,808	466,979	1996	05/96		40 years
Hartsdale, NY	1,889,758	(t)	4,508,753	2,327,448			4,508,753	2,327,448	6,836,201	111,524	1996	09/97		40 years

OfficeMax:
Corpus Christi, TX	—		893,270	978,344	76,664	—	893,270	1,055,008	1,948,278	319,374	1967	11/93		40 years
Dallas, TX	877,063	(j)	1,118,500	1,709,891	—	—	1,118,500	1,709,891	2,828,391	513,084	1993	12/93		40 years
Cincinnati, OH	656,788	(j)	543,489	1,574,551	—	—	543,489	1,574,551	2,118,040	452,009	1994	07/94		40 years
Evanston, IL	1,124,225	(j)	1,867,831	1,757,618	—	—	1,867,831	1,757,618	3,625,449	464,060	1995	06/95		40 years
Altamonte Springs, FL	—		1,689,793	3,050,160	—	—	1,689,793	3,050,160	4,739,953	753,268	1995	01/96		40 years
Cutler Ridge, FL	—		989,370	1,479,119	—	—	989,370	1,479,119	2,468,489	351,599	1995	06/96		40 years
Sacramento, CA	—		1,144,167	2,961,206	—	—	1,144,167	2,961,206	4,105,373	666,468	1996	12/96		40 years
Salinas, CA	—		1,353,217	1,829,325	—	—	1,353,217	1,829,325	3,182,542	405,881	1995	02/97		40 years
Redding, CA	—		667,174	2,181,563	—	—	667,174	2,181,563	2,848,737	465,855	1997	06/97		40 years
Kelso, WA	—		868,003	—	1,805,539	—	868,003	1,805,539	2,673,542	359,227	1998	09/97	(g)	40 years
Lynchburg, VA	—		561,509	—	1,851,326	—	561,509	1,851,326	2,412,835	337,481	1998	02/98		40 years
Leesburg, FL	—		640,019	—	1,929,028	—	640,019	1,929,028	2,569,047	339,589	1998	08/98		40 years
Dover, NJ	—		1,138,296	3,238,083	—	—	1,138,296	3,238,083	4,376,379	576,783	1995	11/98		40 years
Griffin, GA	—		685,470	—	1,801,905	—	685,470	1,801,905	2,487,375	302,194	1999	11/98	(g)	40 years
Tigard, OR	—		1,539,873	2,247,321	—	—	1,539,873	2,247,321	3,787,194	400,304	1995	11/98		40 years

Orlando Metro Gymnastics:
Orlando, FL	—		427,661	1,344,660	—	—	427,661	1,344,660	1,772,321	32,216	2003	01/05		40 years

Party City:
Memphis, TN	—		266,383	—	1,136,334	—	266,383	1,136,334	1,402,717	185,838	1999	12/98		40 years

Perfect Teeth:
Rio Rancho, NM	—		61,517	122,142	—	—	61,517	122,142	183,659	12,352	1997	12/01		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Perkins Restaurant:
Des Moines, IA	—	255,874	136,103	—	—	255,874	136,103	391,977	7,372	1976	06/05		10 years
Des Moines, IA	—	225,922	203,330	—	—	225,922	203,330	429,252	11,014	1976	06/05		10 years
Des Moines, IA	—	269,938	218,248	—	—	269,938	218,248	488,186	11,822	1977	06/05		10 years
Newton, IA	—	353,816	401,630	—	—	353,816	401,630	755,446	21,755	1979	06/05		10 years
Urbandale, IA	—	376,690	581,414	—	—	376,690	581,414	958,104	15,747	1979	06/05		20 years

Petco:
Grand Forks, ND	—	306,629	909,671	—	—	306,629	909,671	1,216,300	182,906	1996	12/97		40 years

PETsMART:
Chicago, IL	—	2,724,138	3,565,721	—	—	2,724,138	3,565,721	6,289,859	649,993	1998	09/98		40 years

Picture Factory:
Sarasota, FL	—	1,167,618	1,903,810	—	—	1,167,618	1,903,810	3,071,428	95,264	1996	09/97		40 years

Pier 1 Imports:
Anchorage, AK	—	928,321	1,662,584	—	—	928,321	1,662,584	2,590,905	408,957	1995	02/96		40 years
Memphis, TN	—	713,319	821,770	—	—	713,319	821,770	1,535,089	175,482	1997	09/96	(f)	40 years
Sanford, FL	—	738,051	803,082	—	—	738,051	803,082	1,541,133	156,434	1998	06/97	(f)	40 years
Knoxville, TN	—	467,169	734,833	—	—	467,169	734,833	1,202,002	127,830	1999	01/98	(f)	40 years
Mason, OH	—	593,571	885,047	—	—	593,571	885,047	1,478,618	144,742	1999	06/98	(f)	40 years
Harlingen, TX	—	316,640	756,406	—	—	316,640	756,406	1,073,046	117,401	1999	11/98	(f)	40 years
Valdosta, GA	—	390,838	805,912	—	—	390,838	805,912	1,196,750	123,405	1999	01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	—	547,300	44,237	—	—	547,300	44,237	591,537	4,470	1996	12/01		40 years

Pizza Place, The:
Cohoes, NY	—	16,396	88,372	—	—	16,396	88,372	104,768	2,854	1994	09/04		40 years

Popeye’s:
Snellville, GA	—	642,169	436,512	—	—	642,169	436,512	1,078,681	44,106	1995	12/01		40 years

QuikTrip:
Alpharetta, GA	—	1,048,309	606,916	—	—	1,048,309	606,916	1,655,225	8,219	1996	06/05		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Clive, IA	—	623,473	556,970	—	—	623,473	556,970	1,180,443	10,056	1994	06/05	30 years
Des Moines, IA	—	258,759	792,448	—	—	258,759	792,448	1,051,207	14,308	1990	06/05	30 years
Des Moines, IA	—	379,435	455,322	—	—	379,435	455,322	834,757	8,221	1996	06/05	30 years
Gainesville, GA	—	592,192	912,962	—	—	592,192	912,962	1,505,154	16,484	1989	06/05	30 years
Herculaneum, MO	—	856,001	1,612,887	—	—	856,001	1,612,887	2,468,888	29,122	1991	06/05	30 years
Johnston, IA	—	394,289	385,119	—	—	394,289	385,119	779,408	6,954	1991	06/05	30 years
Lee's Summit, MO	—	373,770	1,224,099	—	—	373,770	1,224,099	1,597,869	16,576	1999	06/05	40 years
Norcross, GA	—	948,051	293,896	—	—	948,051	293,896	1,241,947	5,306	1993	06/05	30 years
Norcross, GA	—	844,216	296,867	—	—	844,216	296,867	1,141,083	5,360	1989	06/05	30 years
Norcross, GA	—	966,145	202,430	—	—	966,145	202,430	1,168,575	3,655	1994	06/05	30 years
Olathe, KS	—	792,656	1,391,981	—	—	792,656	1,391,981	2,184,637	18,850	1999	06/05	40 years
Tulsa, OK	—	1,224,843	649,917	—	—	1,224,843	649,917	1,874,760	11,735	1990	06/05	30 years
Urbandale, IA	—	339,566	764,025	—	—	339,566	764,025	1,103,591	10,346	1993	06/05	40 years
Wichita, KS	—	127,250	542,934	—	—	127,250	542,934	670,184	9,803	1989	06/05	30 years
Wichita, KS	—	118,012	453,891	—	—	118,012	453,891	571,903	8,195	1990	06/05	30 years
Woodstock, GA	—	488,383	1,041,883	—	—	488,383	1,041,883	1,530,266	14,109	1997	06/05	40 years

Quizno’s:
Rio Rancho, NM	—	48,566	96,428	13,398	—	48,566	109,826	158,392	10,676	1997	12/01	40 years

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184,490	628,943	—	—	184,490	628,943	813,433	17,034	1976	06/05	20 years
Decorah, IA	—	71,899	271,620	—	—	71,899	271,620	343,519	14,713	1974	06/05	10 years

Rally’s:
Toledo, OH	—	125,882	319,770	—	—	125,882	319,770	445,652	111,364	1989	07/92	38.8 years

Red Lion Chinese Restaurant:
Cohoes, NY	—	27,327	147,286	—	—	27,327	147,286	174,613	4,756	1994	09/04	40 years

Reliable:
St. Louis, MO	—	2,078,777	13,877,631	—	—	2,078,777	13,877,631	15,956,408	500,788	1975	05/04	40 years

Rent-A-Center:
Rio Rancho, NM	—	145,698	289,284	40,193	—	145,698	329,477	475,175	32,349	1997	12/01	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Rite Aid:
Mobile, AL	—	1,136,618	1,694,187	—	—	1,136,618	1,694,187	2,830,805	171,184	2000	12/01		40 years
Orange Beach, AL	—	1,409,980	1,996,043	—	—	1,409,980	1,996,043	3,406,023	201,683	2000	12/01		40 years
Albany, NY	—	24,707	867,257	—	—	24,707	867,257	891,964	28,005	1994	09/04		40 years
Albany, NY	—	33,794	823,923	—	—	33,794	823,923	857,717	26,606	1992	09/04		40 years
Cohoes, NY	—	107,451	579,237	—	—	107,451	579,237	686,688	18,705	1994	09/04		40 years
Hudson Falls, NY	—	56,737	780,091	—	—	56,737	780,091	836,828	25,190	1990	09/04		40 years
Saratoga Springs, NY	—	762,303	590,978	—	—	762,303	590,978	1,353,281	19,084	1980	09/04		40 years
Ticonderoga, NY	—	88,867	688,622	—	—	88,867	688,622	777,489	22,237	1993	09/04		40 years
Monticello, NY	973,787	664,400	768,795	—	—	664,400	768,795	1,433,195	15,216	1996	03/05		40 years

Rite Rug:
Columbus, OH	—	1,596,197	934,236	13,345	—	1,604,615	939,163	2,543,778	26,379	1970	11/04		40 years

Roadhouse Grill:
Cheektowaga, NY	—	689,040	386,251	—	—	689,040	386,251	1,075,291	39,027	1994	12/01		40 years

Robb & Stucky:
Ft. Myers, FL	—	2,188,440	6,225,401	—	—	2,188,440	6,225,401	8,413,841	1,265,671	1997	12/97		40 years

Roger & Mary’s:
Kenosha, WI	—	1,917,606	3,431,364	—	—	1,917,606	3,431,364	5,348,970	756,645	1992	02/97		40 years

Ross Dress For Less:
Coral Gables, FL	—	1,782,346	1,661,174	—	—	1,782,346	1,661,174	3,443,520	340,523	1994	06/96		40 years
Lodi, CA	—	613,710	1,414,592	—	—	613,710	1,414,592	2,028,302	78,097	1984	03/99		40 years

Schlotzsky’s Deli:
Phoenix, AZ	—	706,306	315,469	—	—	706,306	315,469	1,021,775	31,876	1995	12/01		40 years
Scottsdale, AZ	—	717,138	310,610	—	—	717,138	310,610	1,027,748	31,385	1995	12/01		40 years

7-Eleven:
Land O’ Lakes, FL	—	1,076,572	—	816,944	—	1,076,572	816,944	1,893,516	142,114	1999	10/98	(g)	40 years
Tampa, FL	—	1,080,670	—	917,432	—	1,080,670	917,432	1,998,102	155,772	1999	12/98	(g)	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments		Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Shek’s Express:
Eden Prairie, MN	—		64,916	261,347	—		—	64,916	261,347		326,263	23,248		1997	12/01		40 years

Shoes on a Shoestring:
Albuquerque, NM	—		1,441,777	2,335,475	—		—	1,441,777	2,335,475		3,777,252	498,721		1997	06/97		40 years

Shop & Save:
Homestead, PA	—		1,139,419	—	2,158,167	(w)	—	1,139,419	2,158,167		3,297,586	28,715		1994	02/97		40 years

Skipper’s Fish & Chips:
Salem, OR	—		555,951	735,651	—		—	555,951	735,651		1,291,602	74,331		1996	12/01		40 years
Spokane, WA	—		470,840	530,289	—		—	470,840	530,289		1,001,129	53,581		1996	12/01		40 years

Sofa Express:
Buford, GA	—		1,925,129	5,034,846	—		—	1,925,129	5,034,846		6,959,975	183,562		2004	07/04		40 years

Spa and Nails Club:
Orlando, FL	75,589	(u)	40,200	110,531	—		—	40,200	110,531		150,731	5,181		2001	02/04		40 years

Spencer’s A/C & Appliances:
Glendale, AZ	—		341,713	982,429	—		—	341,713	982,429		1,324,142	158,180		1999	12/98	(g)	40 years

Sports Authority:
Dallas, TX	—		1,311,440	—	—		—	1,311,440	(c	)	1,311,440	(c	)	1994	03/94		(c	)
Tampa, FL	—		2,127,503	1,521,730	—		—	2,127,503	1,521,730		3,649,233	361,728		1994	06/96		40 years
Sarasota, FL	792,245	(t)	1,427,840	1,702,852	—		—	1,427,840	1,702,852		3,130,692	81,595		1996	09/97		40 years
Memphis, TN	—		820,340	—	2,573,264		—	820,340	2,573,264		3,393,604	463,724		1998	12/97	(g)	40 years
Little Rock, AR	—		3,113,375	2,660,206	—		—	3,113,375	2,660,206		5,773,581	484,933		1998	09/98		40 years
Woodbridge, NJ	—		3,749,990	5,982,660	—		—	3,749,990	5,982,660		9,732,650	442,468		1994	01/03		40 years
Bradenton, FL	—		1,526,340	4,139,363	—		—	1,526,340	4,139,363		5,665,703	202,656		1997	01/04		40 years

Sportsman’s Warehouse:
Sioux Falls, SD	—		2,619,810	1,929,895	—		—	2,619,810	1,929,895		4,549,705	34,845		1998	06/05		30 years

Steak & Ale:
Jacksonville, FL	—		986,565	855,523	—		—	986,565	855,523		1,842,088	86,443		1996	12/01		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests		Total
Stillwater Medical:
Stillwater, OK	—	253,603	1,086,792	—	—	253,603	1,086,792		1,340,395	130,415		1998	11/98	37.5 years

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027,056	4,685,189	—	—	3,027,056	4,685,189		7,712,245	161,053		2004	08/04	40 years

Stop & Go:
Grand Prairie, TX	—	421,254	684,568	—	—	421,254	684,568		1,105,822	69,170		1986	12/01	40 years
Kennedale, TX	—	399,988	692,190	—	—	399,988	692,190		1,092,178	69,940		1985	12/01	40 years

Subway:
Eden Prairie, MN	—	54,097	150,449	67,341	—	54,097	217,790		271,887	19,374		1997	12/01	40 years
Albany, NY	—	2,734	66,667	—	—	2,734	66,667		69,401	2,153		1992	09/04	40 years
Cohoes, NY	—	21,862	117,829	—	—	21,862	117,829		139,691	3,805		1994	09/04	40 years

SuperValu:
Huntington, WV	—	1,254,238	760,602	—	—	1,254,238	760,602		2,014,840	168,759		1971	02/97	40 years
Maple Heights, OH	—	1,034,758	2,874,414	—	—	1,034,758	2,874,414		3,909,172	637,761		1985	02/97	40 years
Warwick, RI	—	1,699,330	—	—	—	1,699,330	(c	)	1,699,330	(c	)	1992	02/97	(c	)

Swansea Quick Cash:
Swansea, IL	—	45,815	132,365	—	—	45,815	132,365		178,180	13,376		1997	12/01	40 years

Taco Bell:
Ocala, FL	—	275,023	754,990	—	—	275,023	754,990		1,030,013	76,286		2001	12/01	40 years
Ormond Beach, FL	—	632,337	525,616	—	—	632,337	525,616		1,157,953	53,109		2001	12/01	40 years
Phoenix, AZ	—	593,718	282,777	—	—	593,718	282,777		876,495	28,572		1995	12/01	40 years

Taco Bron Restaurant:
Tucson, AZ	—	827,002	305,209	17,814	—	844,816	305,209		1,150,025	34,945		1974	12/01	40 years

Texas Roadhouse:
Grand Junction, CO	—	584,237	920,143	—	—	584,237	920,143		1,504,380	92,973		1997	12/01	40 years
Thornton, CO	—	598,556	1,019,164	—	—	598,556	1,019,164		1,617,720	102,978		1998	12/01	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
TGI Friday’s:
Corpus Christi, TX	—	1,209,702	1,532,125	—	—	1,209,702	1,532,125	2,741,827	154,809	1995	12/01	40 years

Thomasville:
Buford, GA	—	1,266,527	2,405,629	—	—	1,266,527	2,405,629	3,672,156	87,705	2004	07/04	40 years

Top’s:
Lacey, WA	—	2,777,449	7,082,150	—	—	2,777,449	7,082,150	9,859,599	1,571,352	1992	02/97	40 years

Uni-Mart:
Avis, PA	—	391,801	326,046	—	—	391,801	326,046	717,847	6,113	1976	08/05	20 years
Bear Creek, PA	—	190,558	230,193	—	—	190,558	230,193	420,751	4,316	1980	08/05	20 years
Bloomsburg, PA	—	206,402	501,424	—	—	206,402	501,424	707,826	16,651	1967	08/05	20 years
Bloomsburg, PA	—	540,561	146,127	—	—	540,561	146,127	686,688	9,402	1981	08/05	20 years
Bloomsburg, PA	—	515,108	888,074	—	—	515,108	888,074	1,403,182	2,740	1998	08/05	20 years
Chambersburg, PA	—	75,678	197,035	—	—	75,678	197,035	272,713	3,694	1990	08/05	20 years
Coraopolis, PA	—	475,572	347,360	—	—	475,572	347,360	822,932	6,513	1983	08/05	20 years
Dallas, PA	—	890,855	1,435,745	—	—	890,855	1,435,745	2,326,600	26,920	1995	08/05	20 years
East Brady, PA	—	269,433	583,204	—	—	269,433	583,204	852,637	10,935	1987	08/05	20 years
Emporium, PA	—	380,032	568,625	—	—	380,032	568,625	948,657	10,662	1996	08/05	20 years
Hazleton, PA	—	670,271	377,355	—	—	670,271	377,355	1,047,626	7,075	2001	08/05	20 years
Hazleton, PA	—	2,529,165	727,550	—	—	2,529,165	727,550	3,256,715	13,642	1974	08/05	20 years
Johnsonburg, PA	—	780,536	503,662	—	—	780,536	503,662	1,284,198	9,444	1978	08/05	20 years
Larksville, PA	—	245,870	333,875	—	—	245,870	333,875	579,745	6,260	1990	08/05	20 years
Luzerne, PA	—	170,866	415,295	—	—	170,866	415,295	586,161	7,787	1989	08/05	20 years
Moosic, PA	—	323,126	308,844	—	—	323,126	308,844	631,970	5,791	1980	08/05	20 years
Pleasant Gap, PA	—	331,885	592,844	—	—	331,885	592,844	924,729	11,116	1996	08/05	20 years
Port Vue, PA	—	824,158	117,629	—	—	824,158	117,629	941,787	2,206	1953	08/05	20 years
Punxsutawney, PA	—	252,648	541,842	—	—	252,648	541,842	794,490	10,160	1983	08/05	20 years
Ridgway, PA	—	382,341	258,740	—	—	382,341	258,740	641,081	4,851	1975	08/05	20 years
Shamokin, PA	—	323,994	506,335	—	—	323,994	506,335	830,329	9,494	1956	08/05	20 years
Shippensburg, PA	—	203,610	330,098	—	—	203,610	330,098	533,708	6,189	1989	08/05	20 years
St. Clair, PA	—	212,150	475,086	—	—	212,150	475,086	687,236	8,908	1984	08/05	20 years
St. Mary’s, PA	—	274,323	260,942	—	—	274,323	260,942	535,265	4,893	1979	08/05	20 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Taylor, PA	—		180,533	526,884	—	—	180,533	526,884	707,417	9,879	1973		08/05	20 years
White Haven, PA	—		485,984	866,602	—	—	485,984	866,602	1,352,586	16,249	1990		08/05	20 years
Wilkes-Barre, PA	—		178,104	471,437	—	—	178,104	471,437	649,541	8,839	1998		08/05	20 years
Wilkes-Barre, PA	—		171,040	422,438	—	—	171,040	422,438	593,478	7,921	1999		08/05	20 years
Wilkes-Barre, PA	—		875,774	1,956,613	—	—	875,774	1,956,613	2,832,387	36,686	1989		08/05	20 years
Williamsport, PA	—		908,758	122,164	—	—	908,758	122,164	1,030,922	2,291	1950		08/05	20 years
Yeagertown, PA	—		142,061	180,073	—	—	142,061	180,073	322,134	3,376	1977		08/05	20 years
Ashland, PA	—		355,322	545,140	—	—	355,322	545,140	900,462	7,950	1977		09/05	20 years
Bear Creek, PA	—		689,374	274,920	—	—	689,374	274,920	964,294	4,009	1980		09/05	20 years
Mountaintop, PA	—		422,770	616,488	—	—	422,770	616,488	1,039,258	8,990	1987		09/05	20 years

United Rentals:
Carrollton, TX	—		477,893	534,807	—	—	477,893	534,807	1,012,700	13,927	1981		12/04	40 years
Cedar Park, TX	—		535,091	829,241	—	—	535,091	829,241	1,364,332	21,595	1990		12/04	40 years
Clearwater, FL	—		1,173,292	1,810,665	—	—	1,173,292	1,810,665	2,983,957	47,153	2001		12/04	40 years
Fort Collins, CO	—		2,057,322	977,971	—	—	2,057,322	977,971	3,035,293	25,468	1975		12/04	40 years
Irving, TX	—		708,389	910,786	—	—	708,389	910,786	1,619,175	23,718	1984		12/04	40 years
La Porte, TX	—		1,114,553	2,125,426	—	—	1,114,553	2,125,426	3,239,979	55,350	2000		12/04	40 years
Littleton, CO	—		1,743,092	1,943,650	—	—	1,743,092	1,943,650	3,686,742	50,616	2002		12/04	40 years
Oklahoma City, OK	—		744,145	1,264,885	—	—	744,145	1,264,885	2,009,030	32,940	1997		12/04	40 years
Perrysberg, OH	—		641,867	1,119,085	—	—	641,867	1,119,085	1,760,952	29,143	1979		12/04	40 years
Plano, TX	—		1,030,426	1,148,065	—	—	1,030,426	1,148,065	2,178,491	29,898	1996		12/04	40 years
Temple, TX	—		1,159,775	1,360,379	—	—	1,159,775	1,360,379	2,520,154	35,427	1998		12/04	40 years
Ft. Worth, TX	—		510,490	1,127,796	—	—	510,490	1,127,796	1,638,286	27,020	1997		01/05	40 years
Ft. Worth, TX	—		1,427,764	—	—	—	1,427,764	—	1,427,764	—	(i	)	01/05	(i	)
Fairfax, VA	—		2,950,886	64,222	—	—	2,950,886	64,222	3,015,108	1,137	1972		04/05	40 years
Melbourne, FL	—		746,558	607,128	—	—	746,558	607,128	1,353,686	9,486	1970		05/05	40 years

United States of America:
Arlington, VA	93,574,724	(s)	24,077,279	117,691,768	29,856,683	—	24,077,279	147,548,451	171,625,730	9,143,868	1982		08/03	40 years

United Trust Bank:
Bridgeview, IL	—		673,238	744,154	—	—	673,238	744,154	1,417,392	75,191	1997		12/01	40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Vacant Land:
Midland, MI	—	230,356	—	—	—	230,356	—	230,356	—		(e	)	07/03	(v)	(e	)
Florence, AL	—	1,578,577	—	—	—	1,578,577	—	1,578,577	—		(e	)	06/04	(v)	(e	)
Ankeny, IA	—	661,958	—	—	—	661,958	—	661,958	—		(e	)	06/05		(e	)

Vacant Property:
Gainesville, FL	—	317,386	1,248,404	—	—	317,386	1,248,404	1,565,790	68,922		1982		03/99		40 years
Chandler, AZ	—	654,765	765,164	7,500	—	654,765	772,664	1,427,429	82,653		1997		12/01		40 years
Hammond, LA	—	247,600	813,514	—	—	247,600	565,314	812,914	79,922		1997		12/01		40 years
Indianapolis, IN	—	639,584	1,015,173	—	—	639,584	1,015,173	1,654,757	102,575		1996		12/01		40 years
Mesa, AZ	—	195,652	512,566	—	—	195,652	512,566	708,218	51,791		1997		12/01		40 years
Englewood, CO	—	716,608	1,458,985	—	—	716,608	883,392	1,600,000	(y	)	1995		12/01	(v)	40 years
Dallas, GA	—	1,287,630	1,952,791	—	—	1,287,630	1,952,791	3,240,421	128,152		1997		05/03		40 years
Woodstock, GA	—	1,937,017	1,284,901	—	—	1,937,017	1,284,901	3,221,918	84,322		1997		05/03		40 years
Bonham, TX	—	54,999	202,085	—	—	54,999	202,085	257,084	7,368		1984		07/04		40 years

Value City:
Florissant, MO	—	2,490,210	2,937,449	—	—	2,490,210	2,937,449	5,427,659	198,890		1996		04/03		40 years

Value City Furniture:
White Marsh, MD	—	3,762,030	—	3,006,391	—	3,762,030	3,006,391	6,768,421	585,620		1998		03/98	(g)	40 years

Walgreens:
Sunrise, FL	—	1,957,974	1,400,970	—	—	1,957,974	1,400,970	3,358,944	91,939		1994		05/03		40 years
Tulsa, OK	—	1,193,187	3,055,724	—	—	1,193,187	3,055,724	4,248,911	41,380		2003		06/05		40 years

Wal-Mart:
Aransas Pass, TX	—	190,505	2,640,175	—	—	190,505	2,640,175	2,830,680	448,280		1983		03/99		40 years
Beeville, TX	—	507,231	2,315,424	—	—	507,231	2,315,424	2,822,655	393,140		1983		03/99		40 years
Corpus Christi, TX	—	630,043	3,131,407	—	—	630,043	3,131,407	3,761,450	531,687		1983		03/99		40 years
Sealy, TX	—	1,344,244	1,483,362	—	—	1,344,244	1,483,362	2,827,606	251,863		1982		03/99		40 years
Winfield, AL	—	419,811	1,684,505	—	—	419,811	1,684,505	2,104,316	286,015		1983		03/99		40 years

Waremart:
Eureka, CA	—	3,135,036	5,470,606	—	—	3,135,036	5,470,606	8,605,642	1,213,791		1965		02/97		40 years

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Washington Bike Center:
Fairfax, VA	—	192,830	278,892	83,773	—	192,830	362,665	555,495	107,638	1995		12/95		40 years

Wendy's Old Fashioned Hamburger:
Fenton, MO	—	307,068	496,410	—	—	307,068	496,410	803,478	203,505	1985		07/92		33 years
Sacramento, CA	—	585,872	—	—	—	585,872	—	585,872	—	(i	)	02/98		(i	)
New Kensington, PA	—	501,136	333,445	—	—	501,136	333,445	834,581	33,692	1980		12/01		40 years

Whataburger:
Albuquerque, NM	—	624,318	418,975	—	—	624,318	418,975	1,043,293	42,334	1995		12/01		40 years

Wherehouse Music:
Homewood, AL	—	1,031,974	696,950	—	—	1,031,974	696,950	1,728,924	70,421	1997		12/01		40 years

Winn-Dixie:
Columbus, GA	—	1,023,371	1,874,875	—	—	1,023,371	1,874,875	2,898,246	115,227	1984		07/03		40 years

Zheng China Buffet:
Southfield, MI	—	366,448	643,759	38,660	—	405,108	643,759	1,048,867	73,958	1976		12/01		40 years

Ziebart:
Maplewood, MN	—	307,846	311,313	—	—	307,846	311,313	619,159	6,810	1990		02/05		40 years
Middleburg Heights, OH	—	199,234	148,106	—	—	199,234	148,106	347,340	3,394	1961		02/05		40 years

Zio’s Restaurant:
Aurora, CO	—	1,163,553	1,104,945	—	—	1,163,553	1,104,945	2,268,498	19,950	2000		06/05		30 years

Leasehold Interests:	—	2,532,133	—	—	—	2,532,133	—	2,532,133	1,123,865	—		(n	)	(m	)

	$146,994,003	$576,814,288	$713,777,608	$86,666,996	$—	$577,816,381	$796,762,887	$1,374,579,268	79,197,144

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)								Accumulated Depreciation and Amortization			Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improvements and Leasehold Interests			Total
Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:

Academy:
Houston, TX	$—		$—	$1,924,740	$—	$—	$—		$	(c	)	$	(c	)	$	(c	)	1994	05/95		(c	)
Houston, TX	—		—	1,867,519	—	—	—			(c	)		(c	)		(c	)	1995	06/95		(c	)
N. Richland Hills, TX	—		—	2,253,408	—	—	—			(c	)		(c	)		(c	)	1996	08/95	(f)	(c	)
Houston, TX	—		—	2,112,335	—	—	—			(c	)		(c	)		(c	)	1996	02/96	(f)	(c	)
Houston, TX	—		—	1,910,697	—	—	—			(c	)		(c	)		(c	)	1996	06/96	(f)	(c	)
Baton Rouge, LA	—		—	2,405,466	—	—	—			(c	)		(c	)		(c	)	1997	08/96	(f)	(c	)
San Antonio, TX	—		—	1,961,017	—	—	—			(c	)		(c	)		(c	)	1996	09/97	(f)	(c	)

Barnes and Noble:
Plantation, FL	—		—	3,498,559	—	—	—			(c	)		(c	)		(c	)	1996	05/95		(c	)

Best Buy:
Evanston, IL	—		—	3,400,057	—	—	—			(c	)		(c	)		(c	)	1994	02/97		(c	)

Borders Books & Music:
Altamonte Springs, FL	—		—	3,267,579	—	—	—			(c	)		(c	)		(c	)	1997	09/97		(c	)

Checkers:
Orlando, FL	—		—	286,910	—	—	—			(c	)		(c	)		(c	)	1988	07/92		(c	)

CVS:
San Antonio, TX	—		—	783,974	—	—	—			(c	)		(c	)		(c	)	1993	12/93		(c	)
Dallas, TX	—		—	638,684	—	—	—			(c	)		(c	)		(c	)	1994	01/94		(c	)
Arlington, TX	—		—	636,070	—	—	—			(c	)		(c	)		(c	)	1994	02/94		(c	)
Amarillo, TX	—		—	849,071	—	—	—			(c	)		(c	)		(c	)	1994	12/94		(c	)
Amarillo, TX	—		—	869,846	—	—	—			(c	)		(c	)		(c	)	1994	12/94		(c	)
Amarillo, TX	303,716	(j)	158,851	855,348	—	—	(d	)		(d	)		(d	)		(d	)	1994	12/94		(d	)
Kissimmee, FL	—		—	933,852	—	—	—			(c	)		(c	)		(c	)	1995	04/95		(c	)
Tampa, FL	—		—	1,090,532	—	—	—			(c	)		(c	)		(c	)	1995	12/95		(c	)
Alice, TX	308,179	(j)	189,187	804,963	—	—	(d	)		(d	)		(d	)		(d	)	1995	06/95		(d	)
Lafayette, LA	—		—	949,128	—	—	—			(c	)		(c	)		(c	)	1995	01/96		(c	)
Moore, OK	—		—	879,296	—	—	—			(c	)		(c	)		(c	)	1995	01/96		(c	)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)						Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land		Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improvements and Leasehold Interests		Total
Ft. Worth, TX	—		399,592		2,529,969	78,461	—	(d	)	(d	)	(d	)	(d	)	1996	12/96		(d	)
Irving, TX	—		—		1,228,436	—	—	—		(c	)	(c	)	(c	)	1996	12/96		(c	)
Jasper, FL	—		—		347,474	—	—	—		(c	)	(c	)	(c	)	1994	01/97		(c	)
Williston, FL	—		—		355,757	—	—	—		(c	)	(c	)	(c	)	1995	01/97		(c	)
Oklahoma City, OK	—		(l	)	1,365,125	—	—	(l	)	(c	)	(c	)	(c	)	1997	06/97		(c	)
Oklahoma City, OK	—		(l	)	1,419,093	—	—	(l	)	(c	)	(c	)	(c	)	1997	06/97		(c	)
Norman, OK	—		—		1,225,477	—	—	—		(c	)	(c	)	(c	)	1997	06/97		(c	)
Del City, OK	—		—		1,376,025	—	—	—		(c	)	(c	)	(c	)	1998	05/98		(c	)
Arlington, TX	—		—		—	1,416,071	—	—		(c	)	(c	)	(c	)	1998	05/98		(c	)
Ft. Worth, TX	—		—		1,135,067	—	—	—		(c	)	(c	)	(c	)	1996	09/97		(c	)
Haltom City, TX	513,867	(t)	—		2,074,777	—	—	—		(c	)	(c	)	(c	)	1996	09/97		(c	)

Dave & Buster’s:
Utica, MI	—		—		4,888,743	—	—	—		(c	)	(c	)	(c	)	1998	06/98		(c	)

Eckerd:
Millville, NJ	—		—		828,942	—	—	—		(c	)	(c	)	(c	)	1994	03/94		(c	)
Atlanta, GA	—		—		668,390	—	—	—		(c	)	(c	)	(c	)	1994	03/94		(c	)
Mantua, NJ	—		—		951,795	—	—	—		(c	)	(c	)	(c	)	1994	06/94		(c	)
Vineland, NJ	—		—		—	1,901,335	—	—		(c	)	(c	)	(c	)	1999	03/99	(h)	(c	)
Glassboro, NJ	—		—		887,497	—	—	—		(c	)	(c	)	(c	)	1994	12/94		(c	)
East Point, GA	—		336,610		1,173,529	—	—	(d	)	(d	)	(d	)	(d	)	1996	12/96		(d	)
Chattanooga, TN	—		—		1,344,240	—	—	—		(c	)	(c	)	(c	)	1997	09/97		(c	)
Kennett Square, PA	—		(l	)	—	1,984,435	—	(l	)	(c	)	(c	)	(c	)	2000	12/00		(c	)
Arlington, VA	—		—		3,201,489	—	—	—		(c	)	(c	)	(c	)	2002	02/02		(c	)

Food 4 Less:
Lemon Grove, CA	—		—		4,068,179	—	—	—		(c	)	(c	)	(c	)	1996	07/95	(f)	(c	)
Chula Vista, CA	—		—		4,266,181	—	—	—		(c	)	(c	)	(c	)	1995	11/98		(c	)

Food Lion:
Keystone Heights, FL	599,903	(j)	88,604		1,845,988	—	—	(d	)	(d	)	(d	)	(d	)	1993	05/93		(d	)
Chattanooga, TN	631,832	(j)	336,488		1,701,072	—	—	(d	)	(d	)	(d	)	(d	)	1993	10/93		(d	)
Lynchburg, VA	—		128,216		1,674,167	—	—	(d	)	(d	)	(d	)	(d	)	1994	01/94		(d	)
Martinsburg, WV	617,773	(j)	448,648		1,543,573	—	—	(d	)	(d	)	(d	)	(d	)	1994	08/94		(d	)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)						Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improvements and Leasehold Interests		Total
Heilig-Meyers:
Marlow Heights, MD	—	415,926		1,397,178	—	—	(d	)	(d	)	(d	)	(d	)	1968	11/98	(d	)
York, PA	—	279,312		1,109,609	—	—	(d	)	(d	)	(d	)	(d	)	1997	11/98	(d	)

International House of Pancakes:
Stafford, TX	—	—		571,832	—	—	—		(c	)	(c	)	(c	)	1992	10/93	(c	)
Sunset Hills, MO	—	—		736,345	—	—	—		(c	)	(c	)	(c	)	1993	10/93	(c	)
Las Vegas, NV	—	—		613,582	—	—	—		(c	)	(c	)	(c	)	1993	12/93	(c	)
Ft. Worth, TX	—	—		623,641	—	—	—		(c	)	(c	)	(c	)	1993	12/93	(c	)
Arlington, TX	—	—		608,132	—	—	—		(c	)	(c	)	(c	)	1993	12/93	(c	)
Matthews, NC	—	—		655,668	—	—	—		(c	)	(c	)	(c	)	1993	12/93	(c	)
Phoenix, AZ	—	—		559,307	—	—	—		(c	)	(c	)	(c	)	1993	12/93	(c	)

Jared Jewelers:
Glendale, AZ	—	(l	)	1,599,105	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01	(c	)
Lewisville, TX	246,172	(l	)	1,502,903	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01	(c	)
Oviedo, FL	482,411	(l	)	1,500,145	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01	(c	)
Phoenix, AZ	434,915	(l	)	1,241,825	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01	(c	)
Toledo, OH	—	(l	)	1,457,625	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01	(c	)

Kash N’ Karry:
Valrico, FL	—	1,234,519		3,255,257	—	—	(d	)	(d	)	(d	)	(d	)	1997	06/02	(d	)

Levitz:
Tempe, AZ	—	634,444		2,225,991	—	—	(d	)	(d	)	(d	)	(d	)	1994	01/95	(d	)

Sports Authority:
Dallas, TX	—	—		2,658,975	—	—	—		(c	)	(c	)	(c	)	1994	03/94	(c	)

SuperValu:
Warwick, RI	—	—		2,978,154	—	—	—		(c	)	(c	)	(c	)	1992	02/97	(c	)

Uni-Mart:
Olean, NY	—	41,775		267,667	—	—	(d	)	(d	)	(d	)	(d	)	1992	08/05	(d	)

	$4,138,768	$4,692,172		$101,842,977	$5,380,302	$—	$—		$—		$—		$—

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Real Estate Held for Sale the Company has Invested in:

AJ Petroleum:
Brandon, FL	$—	$516,188	$342,694	$—	$—	$516,188	$342,694	$858,882	$—	1971	12/05	—
Hollywood, FL	—	417,487	318,173	—	—	417,487	318,173	735,660	—	1961	12/05	—
Hollywood, FL	—	645,533	387,651	—	—	645,533	387,651	1,033,184	—	1960	12/05	—

Children’s Pediatric:
Houston, TX	—	423,620	1,923,303	—	—	423,620	1,923,303	2,346,923	—	1995	12/05	—

Circle K:
Brownsville, TX	—	800,356	535,129	—	—	800,356	535,129	1,335,485	—	1980	12/05	—
Corpus Christi, TX	—	723,555	810,701	—	—	723,555	810,701	1,534,256	—	1978	12/05	—
Corpus Christi, TX	—	1,308,398	2,151,142	—	—	1,308,398	2,151,142	3,459,540	—	1995	12/05	—
Corpus Christi, TX	—	606,629	643,379	—	—	606,629	643,379	1,250,008	—	1976	12/05	—
Corpus Christi, TX	—	565,233	1,010,988	—	—	565,233	1,010,988	1,576,221	—	1984	12/05	—
Corpus Christi, TX	—	259,336	478,043	—	—	259,336	478,043	737,379	—	1977	12/05	—
Corpus Christi, TX	—	1,082,047	871,812	—	—	1,082,047	871,812	1,953,859	—	1978	12/05	—
Corpus Christi, TX	—	608,913	482,525	—	—	608,913	482,525	1,091,438	—	1982	12/05	—
Corpus Christi, TX	—	530,990	808,203	—	—	530,990	808,203	1,339,193	—	1983	12/05	—
Corpus Christi, TX	—	282,667	593,006	—	—	282,667	593,006	875,673	—	1982	12/05	—
Edinburg, TX	—	815,555	726,720	—	—	815,555	726,720	1,542,275	—	1980	12/05	—
Lawton, OK	—	418,775	497,382	—	—	418,775	497,382	916,157	—	1988	12/05	—
Lawton, OK	—	523,521	661,184	—	—	523,521	661,184	1,184,705	—	1985	12/05	—
McAllen, TX	—	419,201	456,323	—	—	419,201	456,323	875,524	—	1985	12/05	—
McAllen, TX	—	737,855	718,917	—	—	737,855	718,917	1,456,772	—	2000	12/05	—
Mission, TX	—	577,863	646,942	—	—	577,863	646,942	1,224,805	—	1999	12/05	—
Mission, TX	—	700,898	1,128,645	—	—	700,898	1,128,645	1,829,543	—	1996	12/05	—
Port Aransas, TX	—	866,118	1,385,879	—	—	866,118	1,385,879	2,251,997	—	1984	12/05	—
Victoria, TX	—	501,890	1,043,338	—	—	501,890	1,043,338	1,545,228	—	1983	12/05	—
Weslaco, TX	—	683,444	1,078,464	—	—	683,444	1,078,464	1,761,908	—	1996	12/05	—
Wichita Falls, TX	—	264,245	509,985	—	—	264,245	509,985	774,230	—	1984	12/05	—

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
CompUSA:
Roseville, MN	—	1,605,841	1,425,192	—	—	1,605,841	1,425,192	3,031,033	—	1994		12/05	—

Hollywood Video:
Lafayette, LA	—	605,651	1,153,939	—	—	605,651	1,153,939	1,759,590	—	1999		12/05	—
Montgomery, AL	—	595,148	1,191,546	—	—	595,148	1,191,546	1,786,694	—	1998		12/05	—
Ridgeland, MS	—	782,051	937,121	—	—	782,051	937,121	1,719,172	—	1997		12/05	—

Hope Rehab:
Houston, TX	—	112,608	511,258	—	—	112,608	511,258	623,866	—	1995		12/05	—

Kohl’s:
Lapeer, MI	—	2,636,319	—	—	—	2,636,319	—	2,636,319	—	(e	)	10/05	(e	)

La-Z Boy:
Egg Harbor, NJ	—	1,787,136	—	—	—	1,787,136	—	1,787,136	—	(e	)	03/05	(e	)
Newington, CT	—	1,499,743	—	—	—	1,499,743	—	1,499,743	—	(e	)	08/05	(e	)

Logan’s Roadhouse:
Midland, MI	—	14,077	—	—	—	14,077	—	14,077	—	(e	)	05/05	(e	)

Long John Silver’s:
Houston, TX	—	420,268	754,322	—	—	420,268	754,322	1,174,590	—	(i	)	12/05	(i	)

MJ Superstore:
Baton Rouge, LA	—	483,315	630,315	—	—	483,315	630,315	1,113,630	—	1998		12/05	—

Pier 1 Imports:
Longmont, CO	—	812,815	983,462	—	—	812,815	983,462	1,796,277	—	1997		12/05	—

Power Center:
Bismarck, ND	—	7,346,029	—	—	—	7,346,029	—	7,346,029	—	(e	)	10/04	(e	)
Midland, MI	—	1,094,291	—	—	—	1,094,291	—	1,094,291	—	(e	)	05/05	(e	)
Myrtle Beach, SC	—	4,113,058	—	—	—	4,113,058	—	4,113,058	—	(e	)	12/04	(e	)
Plano, TX	—	8,651,229	—	—	—	8,651,229	—	8,651,229	—	(e	)	12/05	(e	)
Whiting, NJ	—	3,644,249	—	—	—	3,644,249	—	3,644,249	—	(e	)	06/05	(e	)

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

	Encumbrances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improvements and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improvements and Leasehold Interests	Total
Uni-Mart:
Cuba, NY	—	374,010	179,259	—	—	374,010	179,259	553,269	—	1961		08/05		—
Blakeslee, PA	—	191,627	441,013	—	—	191,627	441,013	632,640	—	1984		08/05		—
Bradford, PA	—	184,231	761,512	—	—	184,231	761,512	945,743	—	1983		08/05		—
Bradford, PA	—	84,803	443,237	—	—	84,803	443,237	528,040	—	1988		08/05		—
Dillsburg, PA	—	363,105	562,238	—	—	363,105	562,238	925,343	—	1992		08/05		—
Harrisburg, PA	—	148,741	293,940	—	—	148,741	293,940	442,681	—	1989		08/05		—
Kane, PA	—	156,967	913,017	—	—	156,967	913,017	1,069,984	—	1984		08/05		—
Kingston, PA	—	225,315	671,281	—	—	225,315	671,281	896,596	—	2000		08/05		—
Plains Twp., PA	—	220,758	410,521	—	—	220,758	410,521	631,279	—	1986		08/05		—
Springdale, PA	—	426,789	74,490	—	—	426,789	74,490	501,279	—	1953		08/05		—
Tobyhanna, PA	—	1,016,622	1,167,783	—	—	1,016,622	1,167,783	2,184,405	—	1989		08/05		—
Trucksville, PA	—	75,360	239,954	—	—	75,360	239,954	315,314	—	1988		08/05		—
Wilkes-Barre, PA	—	202,547	380,994	—	—	202,547	380,994	583,541	—	1994		08/05		—

Vacant Land:
Big Flats, NY	—	2,037,725	—	—	—	2,037,725	—	2,037,725	—	(e	)	08/05		(e	)
Grand Prairie, TX	—	385,616	—	—	—	385,616	—	385,616	—	(e	)	12/02		(e	)
Riverview, FL	—	9,665,886	—	—	—	9,665,886	—	9,665,886	—	(e	)	03/05		(e	)
Whiting, NJ	—	146,854	—	—	—	146,854	—	146,854	—	(e	)	06/05		(e	)
Whiting, NJ	—	304,461	—	—	—	304,461	—	304,461	—	(e	)	06/05		(e	)
Whiting, NJ	—	196,702	—	—	—	196,702	—	196,702	—	(e	)	06/05		(e	)

Walgreen's:
Long Beach, MS	—	1,546,301	1,675,993	—	—	1,546,301	1,675,993	3,222,294	—	2005		12/04	(g)	—

Wawa:
Whiting, NJ	—	508,334	—	—	—	508,334	—	508,334	—	(e	)	06/05		(e	)

Wherehouse Music:
Independence, MO	—	504,673	1,214,241	—	—	504,673	1,214,241	1,718,914	—	1994		12/05		—

	$—	$70,451,572	$37,227,156	$—	$—	$70,451,572	$37,227,156	$107,678,728	$—

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III—REAL ESTATE AND

ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2005

(a)	Transactions in real estate and accumulated depreciation during 2005, 2004, and 2003 are summarized as follows:

	2005	2004	2003
Land, buildings, and leasehold interests:
Balance at the beginning of year	$1,129,126,522	$982,075,881	$787,893,067
Acquisitions, completed construction and tenant improvements	469,384,345	240,699,423	278,670,366
Disposition of land, buildings, and leasehold interests	(87,446,918)	(93,648,782)	(84,487,552)
Provision for loss on impairment of real estate	(2,399,821)	—	—

Balance at the close of year	$1,508,664,128	$1,129,126,522	$982,075,881

Accumulated depreciation and amortization:
Balance at the beginning of year	$61,801,972	$49,108,834	$39,488,104
Disposition of land, buildings, and leasehold interests	(1,664,831)	(2,118,579)	(1,868,941)
Depreciation and amortization expense	19,059,987	14,811,717	11,489,671

Balance at the close of year	$79,197,128	$61,801,972	$49,108,834

(b)	As of December 31, 2005, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2005, the aggregate cost of the properties owned by the Company that under operating leases were $1,542,153,525 and financing leases were $10,710,568.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	The Company owns only the land for this property.

(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(i)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(j)	Property is encumbered as a part of the Company's $39,450,000 long-term, fixed rate mortgage and security agreement.

(k)	Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(l)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(m)	The leasehold interests are amortized over the life of the respective leases which range from 12 years to 12.5 years.

(n)	The leasehold interest sites were acquired between August 1999 and August 2001.

(o)	In 2002, this property was contributed down to a wholly-owned subsidiary of the Company at the property's net book value.

(p)	Property is encumbered as a part of the Company's $21,000,000 long-term, fixed rate mortgage and security agreement.

(q)	In 2002, this property was owned by a wholly-owned limited liability entity that was dissolved into the Company.

(r)	The tenant of this property has subleased the property. The tenant continue to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

(s)	Property is encumbered as a part of the Company’s $95,000,000 long-term, fixed rate mortgage and security agreement.

(t)	Property is encumbered as a part of the Company’s $12,000,000 long-term, fixed rate mortgage and security agreement.

(u)	Property is encumbered as a part of the Company’s $6,952,000 long-term, fixed rate mortgage and security agreement.

(v)	In 2005, this property was distributed from a taxable REIT subsidiary to the Company at the property's net book value.

(w)	In 2005, there was a lease amendment to this property, resulting in a reclassification from a direct financing lease to an operating lease.

(x)	In 2005, the Company amended this property’s lease to a ground lease, and thus reclassed the building's net book value to land only. Therefore, depreciation is not applicable.

(y)	In 2005, this property was distributed from a taxable REIT subsidiary to the Company at the property's net book value. This property is deemed held for sale, there depreciation is not applicable.

See accompanying report of independent registered public accounting firm.

COMMERCIAL NET LEASE REALTY, INC. AND SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

December 31, 2005

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (f)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
National City, CA	11.5%	2009	(b	)	—	$2,765,000	$986,657		$—
San Jose, CA	11.5%	2009	(b	)	—	2,565,000	982,868		—
Rockledge, FL	10.0%	2018	(b	)	—	400,000	—		—
Duncanville, TX	10.0%	2007	(d	)	—	690,018	—		—
Independence, MO	10.0%	2007	(d	)	—	1,068,788	—		—
Lawton and Oklahoma City, OK (h)	8.5%	2007	(c	)	—	4,399,805	—		—
Burleson, TX (h)	8.5%	2007	(c	)	—	2,355,279	—		—
Bellingham, WA	7.2%	2013	(b	)	—	2,605,000	2,547,436		—
Sonora, CA	8.9%	2005	(b	)	—	150,651	—		—
Roseville, MN (i)	6.5%	2009	(b	)	—	1,894,000	—		—
Lake Jackson, TX	7.5%	2008	(b	)	—	1,875,000	1,814,863		—
Sports Authority, NJ	9.0%	2022	(b	)	—	6,000,000	6,000,000		—
Jackson, MS	4.5%	2012	(b	)	—	1,000,000	938,525		—
Topsham, ME	4.5%	2008	(d	)	—	5,750,000	5,750,000		—
Des Moines, IA	8.0%	2010	(e	)	—	400,000	397,223		—

						$33,918,541	$19,417,572	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2005		2004	2003
Balance at beginning of year	$11,527,558		$19,773,196	$8,277,867
New mortgage loans	13,150,000	(g)	—	17,122,868	(g)
Deductions during the year:
Collections of principal	(5,259,986)		(8,245,638)	(5,627,539)

Balance at the close of year	$19,417,572		$11,527,558	$19,773,196

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due quarterly. Principal is due at maturity.

(d)	Interest only payments are due monthly. Principal is due at maturity.

(e)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(f)	Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2005, 2004 and 2003 were $19,417,572, $11,527,558 and $13,194,972, respectively.

(g)	Mortgages totaling $13,150,000 and $17,122,868 were accepted in connection with real estate transactions for the year ended December 31, 2005 and 2003, respectively.

(h)	The mortgages are affiliates of certain members of the Company's board of directors.

(i)	In January 2005, the mortgagee became current with all delinquent amounts.

See accompanying report of independent registered public accounting firm.

Exhibit Index

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among Commercial Net Lease Realty, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 18, 2005 and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.16	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.9	Form of Lease Agreement, between an affiliate of Commercial Net Lease Realty, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.10	Real Estate Purchase Contract, dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed herewith).

10.11	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed herewith).

10.12	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants dated February 24, 2006 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).