Form 10-Q
period 2006-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2006-05-04
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission File Number 001-11290

NATIONAL RETAIL PROPERTIES, INC.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (Check one):

Large accelerated file    ☒     Accelerated filer    ☐    Non-accelerated filer     ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

57,879,624 shares of Common Stock, $0.01 par value, outstanding as of April 30, 2006.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization and impairment	$1,158,639	$1,133,070
Accounted for using the direct financing method	89,803	95,704
Held for sale, net of impairment	164,129	165,323
Real estate, Inventory Portfolio, held for sale	151,878	131,074
Mortgages, notes and accrued interest receivable, net of allowance of $676 at December 31, 2005	51,981	51,086
Mortgage residual interests, net of impairment of $4,202 and $2,382, respectively	47,438	55,184
Cash and cash equivalents	20,322	8,234
Restricted cash	30,549	30,191
Receivables, net of allowance of $833 and $847, respectively	7,438	8,547
Accrued rental income, net of allowance of $2,109 and $2,057, respectively	28,112	27,999
Debt costs, net of accumulated amortization of $10,064 and $9,567, respectively	5,606	6,096
Other assets	20,450	20,908

Total assets	$1,776,345	$1,733,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$191,500	$162,300
Mortgages payable	37,176	56,133
Mortgages payable, held for sale	95,000	95,000
Notes payable – secured	28,250	28,250
Notes payable, net of unamortized discount of $1,100 and $1,133, respectively, and an unamortized interest rate hedge gain of $3,653 at December 31, 2005	489,700	493,321
Financing lease obligation	26,041	26,041
Accrued interest payable	8,609	5,539
Other liabilities	20,668	20,058
Income tax liability	13,593	13,748

Total liabilities	910,537	900,390

Minority interest	5,168	4,939
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding, stated liquidation value of $2,500 per share	25,000	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 56,274,304 and 55,130,876 shares issued and outstanding March 31, and December 31, respectively	563	551
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	803,414	778,485
Accumulated dividends in excess of net earnings	(16,473)	(20,489)
Other comprehensive income	3,596	—

Total stockholders’ equity	860,640	828,087

	$1,776,345	$1,733,416

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Revenues:
Rental income from operating leases	$29,482	$21,776
Earned income from direct financing leases	2,336	2,536
Contingent rental income	456	393
Real estate expense reimbursement from tenants	996	1,013
Gain on disposition of real estate, Inventory Portfolio	6,444	469
Interest and other income from real estate transactions	1,459	1,308
Interest income on mortgage residual interests	2,297	—

	43,470	27,495

Operating expenses:
General and administrative	7,200	4,780
Real estate	1,338	1,276
Depreciation and amortization	5,351	3,626
Impairment – real estate	—	587
Impairment – mortgage residual interests	1,820	—

	15,709	10,269

Earnings from operations	27,761	17,226

Other expenses (revenues):
Interest and other income	(846)	(456)
Interest expense	11,935	6,695

	11,089	6,239

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliates	16,672	10,987
Income tax benefit	1,893	603
Minority interest	(3,197)	15
Equity in earnings (losses) of unconsolidated affiliates	(33)	1,081

Earnings from continuing operations	15,335	12,686

Earnings from discontinued operations:
Real estate, Investment Portfolio	6,321	11,924
Real estate, Inventory Portfolio, net of income tax expense and minority interest	1,792	1,394

	8,113	13,318

Net earnings	23,448	26,004
Series A preferred stock dividends	(1,002)	(1,002)
Series B convertible preferred stock dividends	(419)	(419)

Net earnings available to common stockholders – basic	22,027	24,583
Series B convertible preferred stock dividends, if dilutive	419	419

Net earnings available to common stockholders – diluted	$22,446	$25,002

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Net earnings per share of common stock:
Basic:
Continuing operations	$0.25	$0.22
Discontinued operations	0.15	0.25

Net earnings	$0.40	$0.47

Diluted:
Continuing operations	$0.25	$0.22
Discontinued operations	0.14	0.25

Net earnings	$0.39	$0.47

Weighted average number of common shares outstanding:
Basic	55,408,126	51,868,166

Diluted	56,956,636	53,539,294

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$23,448	$26,004
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	407	291
Depreciation and amortization	6,604	4,586
Impairment – real estate	—	1,990
Impairment – mortgage residual interests	1,820	—
Amortization of notes payable discount	33	25
Amortization of deferred interest rate hedge gains	(86)	(80)
Equity in earnings of unconsolidated affiliates	33	(1,154)
Distributions received from unconsolidated affiliates	74	—
Minority interests	3,276	(462)
Gain on disposition of real estate, Investment Portfolio	(4,951)	(9,785)
Deferred income taxes	(1,960)	(12)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(38,322)	(18,943)
Proceeds from disposition of real estate, Inventory Portfolio	24,828	14,624
Gain on disposition of real estate, Inventory Portfolio	(7,604)	(2,531)
Decrease in real estate leased to others using the direct financing method	776	705
Increase in work in process	381	111
Decrease in mortgages, notes and accrued interest receivable	(381)	(333)
Decrease in receivables	1,118	2,056
Decrease in mortgage residual interests	5,954	—
Increase in accrued rental income	(746)	(400)
Decrease (increase) in other assets	(276)	621
Increase in accrued interest payable	3,070	614
Increase (decrease) in other liabilities	41	(961)
Increase (decrease) in current tax liability	1,805	(594)

Net cash provided by operating activities	19,342	16,372

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	16,864	31,839
Additions to real estate, Investment Portfolio, accounted for using the operating method	(35,649)	(45,828)
Investment in unconsolidated affiliates	—	2,275
Increase in mortgages and notes receivable	(6,746)	(628)
Mortgage and notes payments received	6,125	4,353
Restricted cash	(358)	—
Acquisition of 1.3 percent interest in Services	—	(829)
Payment of lease costs	(423)	(246)
Other	618	(335)

Net cash used in investing activities	(19,569)	(9,399)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2006	2005
Cash flows from financing activities:
Proceeds from line of credit payable	105,500	45,900
Repayment of line of credit payable	(76,300)	(30,800)
Repayment of mortgages payable	(18,957)	(2,960)
Payment of debt costs	(15)	—
Proceeds from issuance of common stock	24,541	435
Payment of Series A Preferred Stock dividends	(1,002)	(1,002)
Payment of Series B Convertible Preferred Stock dividends	(419)	(419)
Payment of common stock dividends	(18,014)	(16,925)
Minority interest distributions	(3,047)	—
Stock issuance costs	28	—

Net cash provided by (used in) financing activities	12,315	(5,771)

Net increase in cash and cash equivalents	12,088	1,202
Cash and cash equivalents at beginning of period	8,234	1,947

Cash and cash equivalents at end of period	$20,322	$3,149

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$10,425	$7,645

Taxes paid (received)	$(817)	$856

Supplemental disclosure of non-cash investing and financing activities:
Issued 92,900 shares of restricted common stock in 2005 pursuant to the Company’s 2000 Performance Incentive Plan	$—	$1,753

Issued 26,175 shares of restricted common stock in 2006 pursuant to the Company’s Deferred Director Fee Plan	$46	—

Note and mortgage notes accepted in connection with real estate transactions	$—	$1,015

Disposition of real estate held for sale and transfer of related mortgage payable	$—	$406

Surrender 5,850 shares of restricted common stock	$—	$93

Change in other comprehensive income	$3,596	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, formerly known as Commercial Net Lease Realty, Inc., is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, “NNN TRS”). Effective May 1, 2006, Commercial Net Lease Realty, Inc. changed its name to National Retail Properties, Inc.

Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling and non-voting interest in Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (“Services”). Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr. and Gary M. Ralston, each a former officer and director of the Company, (collectively the “Services Investors”) owned the remaining 1.3 percent interest, which was 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent interest in Services increasing the Company’s ownership in Services to 100 percent. Effective November 1, 2005, Commercial Net Lease Realty Services, Inc. merged into National Retail Properties, Inc. CNLRS Exchange I, Inc., a taxable REIT subsidiary (“TRS”), became the TRS holding company for the Company’s development and exchange activities.

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the balance sheet), and mortgage residual interests (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its majority owned and controlled qualified REIT subsidiaries. The Company, directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are leased primarily to retail tenants under long-term net leases (the “Investment Properties” or “Investment Portfolio”). As of March 31, 2006, the Company owned 564 Investment Properties, with aggregate gross leasable area of 9,252,000 square feet, located in 41 states and leased primarily to retail tenants. In addition to the Investment Properties, as of March 31, 2006, the Company had $34,551,000 and $47,438,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). As of March 31, 2006, the NNN TRS owned 85 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. Amounts as of December 31, 2005, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the year ended December 31, 2005.

Principles of Consolidation – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. A variable interest entity refers to certain entities subject to consolidation according to the provisions of this interpretation. This interpretation required existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. Effective January 1, 2004, the Company implemented FIN 46R. The adoption of this interpretation did not have a significant impact on the financial position or results of operations of the Company.

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

Subsidiaries of the NNN TRS develop real estate through various joint venture development affiliate agreements. The NNN TRS subsidiaries consolidate the joint venture development entities listed in the table below based upon either the Company being the primary beneficiary of the respective variable interest entity or the Company having a controlling interest over the respective entity. The Company eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments entered into during the quarter ended March 31, 2006:

Date of Agreement	Entity Name	Ownership %
February 2006	CNLRS BEP, LP	50%
February 2006	CNLRS Rockwall, LP	50%
March 2006	CNLRS RGI, Bonita Springs, LLC	50%

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of March 31, 2006, is $5,072,000. As of February 28, 2006, CNL Plaza, Ltd. had total assets and liabilities of $56,233,000 and $61,455,000, respectively.

In May 2005, the Company (through a wholly owned subsidiary of Services) exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”). As a result, the Company has consolidated OAMI in its condensed consolidated financial statements.

Investment in Unconsolidated Affiliate – The Company accounts for its investment in an unconsolidated affiliate under the equity method of accounting (see Note 4). The Company exercises influence over this unconsolidated affiliate, but does not control the affiliate.

Mortgage Residual Interests, at Fair Value – Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The Company recognized an unrealized fair value gain of $28,000 as other comprehensive income for the quarter ended March 31, 2006. The mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. The Company recognizes the excess of all cash flows attributable to the mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered permanent if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value. The Company recognized an impairment of $1,820,000 during the quarter ended March 31, 2006. Certain of the mortgage residual interests have been pledged as security for notes payable.

Other Comprehensive Income – The components for other comprehensive income for the quarter ended March 31, 2006 (dollars in thousands):

Balance at beginning of period	$—

Treasury lock – gain on swaps(1)	4,148
Treasury lock – amortization	(580)
Mortgage residual interests unrealized gain(2)	28

Balance at end of period	$3,596

(1)	Fair value of interest rate swaps reclassified from the Company’s unsecured notes payable from the unamortized interest rate hedge gain resulting from the termination of the $94,000,000 swap in June 2004.
(2)	Unrealized fair value gain on mortgage residual interests based upon a third party valuation analysis.

Revenue Recognition – Rental revenues for non-development real estate assets are recognized when earned in accordance with SFAS 13, “Accounting For Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Earnings Per Share - Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net earnings per common share is computed by dividing net earnings available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the periods.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the quarters ended March 31:

	2006	2005
Weighted average number of common shares outstanding	55,698,376	52,118,341
Unvested restricted stock	(290,250)	(250,175)

Weighted average number of common shares outstanding used in basic earnings per share	55,408,126	51,868,166

Weighted average number of common shares outstanding used in basic earnings per share	55,408,126	51,868,166
Effect of dilutive securities:
Restricted stock	93,230	250,175
Common stock options	136,268	126,957
Directors’ deferred fee plan	25,016	—
Assumed conversion of Series B Convertible Preferred Stock to common stock	1,293,996	1,293,996

Weighted average number of common shares outstanding used in diluted earnings per share	56,956,636	53,539,294

Stock-Based Compensation– On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, the Company will estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. Adoption of SFAS 123R did not have an impact on the Company’s earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the quarter ended March 31, 2006.

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes at least 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. Notwithstanding the Company’s qualification for federal taxation as a REIT, the Company is subject to certain state and local taxes on its income and real estate.

The Company and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes (See “Real Estate—Inventory Portfolio”). All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the Company’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.

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

In June 2005, FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and an amendment to Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholders Have Certain Approval or Veto Rights.” The EITF consensus is limited to limited partnerships or similar entities that are not variable interest entities under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The consensus states that the general partners in a limited partnership should determine whether they control a limited partnership based on certain criteria. The consensus provides a framework that makes it more difficult for a general partner to overcome the presumption that it controls the limited partnership, therefore making it more likely that the general partner would be required to consolidate the limited partnership. For existing limited partnership agreements that have not been modified, the guidance should be applied in financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005. For all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance was effective after June 29, 2005. The adoption of this consensus did not have a significant impact on the financial position or results of operations of the Company.

In March 2006, FASB issued SFAS No. 156, ”Accounting for Servicing of Financial Assets.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires prospective application to all transactions after the effective date of this statement. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. This Statement also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. This statement is effective for the fiscal years beginning after September 15, 2006. The adoption of this interpretation is not expected to have any significant impact on the financial position or results of operations of the Company.

Use of Estimates – The preparation of the Company’s condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairments and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

Note 2 – Real Estate – Investment Portfolio:

Leases – As of March 31, 2006, 507 of the Investment Property leases have been classified as operating leases and 66 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 43 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2006 and 2025) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of March 31, 2006, the weighted average remaining lease term was approximately 11 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Land and improvements	$560,624	$550,272
Buildings and improvements	668,606	649,195
Leasehold interests	2,532	2,532

	1,231,762	1,201,999
Less accumulated depreciation and amortization	(74,289)	(69,984)

	1,157,473	1,132,015
Construction in progress	2,749	3,012

	1,160,222	1,135,027
Less impairment	(1,583)	(1,957)

	$1,158,639	$1,133,070

In connection with the development of five Investment Properties, the Company has agreed to fund construction commitments of $8,142,000, of which $4,576,000 has been funded as of March 31, 2006.

Held for Sale – The Investment Portfolio included certain properties that were held for sale, which consisted of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Land and improvements	$25,017	$25,017
Buildings and improvements	150,096	150,096

	175,113	175,113
Less accumulated depreciation	(10,408)	(9,214)

	164,705	165,899
Less impairment	(576)	(576)

	$164,129	$165,323

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $1,990,000 impairment on its Investment Portfolio during the quarter ended March 31, 2005. The Company did not recognize an impairment during the quarter ended March 31, 2006.

Note 3 – Real Estate – Inventory Portfolio:

As of March 31, 2006, the Company owned 85 Inventory Properties: 62 completed inventory, 10 under construction and 13 land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Inventory:
Land	$29,844	$26,430
Building	44,931	37,081

	74,775	63,511

Under construction:
Land	52,923	44,168
Work in process	24,180	23,395

	77,103	67,563

	$151,878	$131,074

In connection with the development of 10 Inventory Properties, the Company has agreed to fund construction commitments of $50,613,000, of which $38,553,000 has been funded as of March 31, 2006.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2006		2005
	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$6,444	1	$469
Minority interest		(3,222)		—

Total continuing operations		3,222		469

Discontinued operations	8	1,124	4	2,009
Intersegment eliminations		36		53
Minority interest		—		—

Total discontinued operations		1,160		2,062

	9	$4,382	5	$2,531

Note 4 – Investments in Unconsolidated Affiliates:

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $5,834,000, plus interest. Interest accrues based on a tiered rate structure with a maximum of 300 basis points above LIBOR (the current rate is 175 basis points above LIBOR). This guarantee will continue through the loan maturity in December 2010. The fair value of the Company’s guarantee is $47,000. During the quarter ended March 31, 2006, the Company received $74,000 in distributions from Plaza. The Company did not receive distributions from the Plaza for the quarter ended March 31, 2005. For the quarters ended March 31, 2006 and 2005, the Company recognized a loss from Plaza of $33,000 and $30,000, respectively.

Business Combination. Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the May 2005 acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting. The Company received $2,749,000 in distributions and recognized $1,125,000 of earnings, from the LLCs during the quarter ended March 31, 2005.

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI in May 2005, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s condensed consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

The Company merged certain of its wholly owned subsidiaries into National Retail Properties, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets. During the quarter ended March 31, 2006, an additional $1,358,000 of OAMI’s tax liability was reduced, and is included in the income tax benefit on the condensed consolidated statement of earnings.

Note 5 – Notes Receivable:

During the quarter ended March 31, 2006, the Company made structured finance investments of $6,746,000. At March 31, 2006, the structured finance investments bear a weighted average interest rate of 14.0% per annum, of which 11.1% is payable monthly and the remaining 2.9% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January 2007 and August 2008. The structured finance investments are generally structured as loans secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of March 31, 2006 and December 31, 2005, the outstanding principal balance of the structured finance investments was $34,551,000 and $27,805,000, respectively.

Note 6 – Mortgage Residual Interests:

OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations (See Note 4 – Investment in Unconsolidated Affiliates – Business Combination). The following table summarizes the investment interests in each of the transactions:

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

Each of the Residuals is recorded at fair value based upon a third party valuation: (i) unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and (ii) permanent losses as a result of a change in the timing or amount of estimated cash flows are recorded as an impairment. During the quarter ended March 31, 2006, as a result of the independent valuations of the Residuals, as of February 28, 2006, the Company (i) recognized an unrealized fair value gain of $28,000 as other comprehensive income, and (ii) reduced the carrying value of the Residuals, and recorded an impairment of $1,820,000.

Note 7 – Mortgages Payable:

In February 2006, upon maturity, the Company repaid the outstanding principal balance of its long-term, fixed rate loan with an original principal balance of $39,450,000, which was secured by a first mortgage lien on certain of the Company’s Investment Properties. Upon repayment of the loan, the Investment Properties were released from the mortgage lien. As of December 31, 2005, the outstanding principal balance was $18,538,000.

Note 8 – Common Stock:

During the quarter ended March 31, 2006, the Company issued 1,067,700 shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $23,208,000.

Note 9 – Dividends:

For each of the quarters ended March 31, 2006 and 2005, the Company declared and paid a quarterly cash dividend on its common stock of $18,014,000 and $16,925,000, respectively, or $0.325 per share of common stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For each of the quarters ended March 31, 2006 and 2005, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $1,002,000, or $0.5625 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For each of the quarters ended March 31, 2006 and 2005, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $419,000, or $41.875 per share of stock.

Note 10 – Income Taxes:

For income tax purposes, the Company has Taxable REIT Subsidiaries in which certain real estate activities are conducted. Additionally, the Company has its 78.9 percent equity interest in OAMI which the Company has consolidated in its financial statements as a result of the Company’s acquisition in May 2005. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets. The Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the quarters ended March 31, 2006 and 2005 and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	March 31, 2006	December 31, 2005
Temporary differences:
Built-in-gain	$(13,193)	$(14,551)
Depreciation	(393)	(315)
Stock based compensation	53	35
Other	(107)	(180)
Net operating loss carryforward	1,133	544

Net deferred income tax asset (liability)	$(12,507)	$(14,467)
Current income tax asset (payable)	(1,086)	719

Income tax asset (liability)	$(13,593)	$(13,748)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2025. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of March 31, 2006. The income tax (expense) benefit consists of the following components for the quarters ended March 31 (dollars in thousands):

	2006	2005
Net earnings (loss) before income taxes	$22,652	$26,254
Provision for income taxes: benefit (expense)
Current:
Federal	(981)	(163)
State and local	(183)	(31)
Deferred:
Federal	1,504	(48)
State and local	456	(8)

Total provision for income taxes	796	(250)

Total net earnings	$23,448	$26,004

Note 11 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of March 31, 2006, as discontinued operations.

	Quarter Ended March 31,
	2006	2005
Revenues:
Rental income from operating leases	$4,792	$6,462
Earned income from direct financing leases	66	145
Real estate expense reimbursement from tenants	477	644
Interest and other income from real estate transactions	76	50

	5,411	7,301

Operating expenses:
General and administrative	30	33
Real estate	1,471	1,596
Depreciation and amortization	1,253	949
Impairments – real estate	—	1,403

	2,754	3,981

Other expenses (revenues):
Interest and other income	—	(11)
Interest expense	1,287	1,192

	1,287	1,181

Earnings before gain on disposition of real estate	1,370	2,139

Gain on disposition of real estate	4,951	9,785

Earnings from discontinued operations	$6,321	$11,924

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $1,403,000 impairment on its Investment Portfolio during the quarter ended March 31, 2005. The Company did not recognize an impairment in discontinued operations during the quarter ended March 31, 2006.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of March 31, 2006, as discontinued operations.

	Quarter Ended March 31,
	2006	2005
Revenues:
Rental income from operating leases	$1,926	$434
Real estate expense reimbursement from tenants	48	31
Gain on disposition of real estate held for sale	1,160	2,062
Interest and other from real estate transactions	—	126

	3,134	2,653

Operating expenses:
General and administrative	4	9
Real estate	26	98
Depreciation and amortization	—	11

	30	118

Other expenses:
Interest expense	136	268

Earnings before income tax expense and minority interest	2,968	2,267

Income tax expense	(1,097)	(853)
Minority interest	(79)	(20)

Earnings from discontinued operations	$1,792	$1,394

Note 12 – Performance Incentive Plan:

The Company’s 2000 Performance Incentive Plan (“2000 Plan”) allows the Company to award or grant to key employees, directors and persons performing consulting or advisory services for the Company or its affiliates stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2000 Plan. The 2000 Plan permits the issuance of up to 3,900,000 shares of common stock. The following summarizes the Company’s stock-based compensation activity for the quarter ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	461,175	15.66
Options granted	—	—
Options exercised	46,800	16.93
Options surrendered	—	—

Options outstanding, end of period	414,375	15.51

Exercisable, end of period	414,375	15.51

The following summarizes the outstanding and exercisable options at March 31, 2006:

	Option Price Range
	$10.1875 to $13.6875	$14.5700 to $17.8750	Total
Outstanding options:
Number of shares	67,234	347,141	414,375
Weighted-average exercise price	$11.20	$16.35	$15.51
Weighted-average remaining contractual life in years	3.7	3.8	3.8

Exercisable options:
Number of shares	67,234	347,141	414,375
Weighted-average exercise price	$11.20	$16.35	$15.51

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At March 31, 2006, the average intrinsic value of options outstanding was $3,390,000. All options outstanding at March 31, 2006, were exercisable. During the quarters ended March 31, 2006 and 2005, the Company received proceeds totaling $793,000 and $168,000, respectively, in connection with the exercise of options. The total intrinsic value of options exercised during the quarters ended March 31 2006 and 2005, was $263,000 and $64,000, respectively.

Pursuant to the 2000 Plan, the Company has granted and issued shares of restricted stock to certain officers, directors and key associates of the Company. The following summarizes the activity for the quarter ended March 31, 2006 of such grants.

	Number of Shares	Weighted Average Exercise Price
Non-vested restricted shares, beginning of period	398,441	17.02
Restricted shares granted	—	—
Restricted shares vested	(108,191)	16.66
Restricted shares forfeited	—	—

Non-vested restricted shares, end of period	290,250	17.16

Compensation expense for the restricted stock which is not tied to performance goals is determined based upon the fair value at the date of grant, assuming a 1.3% forfeiture rate, and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of the Company range from four to seven years and generally vest on a straight line basis. Vesting periods for directors are over a two year period and vest on a straight line basis. Compensation expense for the restricted stock grants whose vesting is contingent upon certain performance goals of the Company is based upon the fair value of the grant calculated by a third party using a Monte Carlo Simulation model coupled with a binomial lattice model using the following assumptions: (i) average interest rate of 4.43%, (ii) $0.01 increase in annual dividend, (iii) expected life of five years, and (iv) volatility of 21.26%. Volatility is based upon the historical volatility of the Company’s stock and other factors. The term is assumed to be the vesting date for each tranche. Vesting of these shares is contingent upon achievement of certain performance goals by January 1, 2010.

The following summarizes other grants made during the quarter ended March 31, 2006, pursuant to the 2000 Plan.

	Shares	Average Share Price
Other share grants under the 2000 Plan:
Directors’ fees	2,814	22.68
Deferred Directors’ fees	3,474	22.68

	6,288	22.68

Shares available under the 2000 Plan for grant, end of period	1,253,955

The total compensation cost for share-based payments for the quarters ended March 31, 2006 and 2005, totaled $478,000 and $348,000, respectively, of such compensation expense. At March 31, 2006, the Company had $4,379,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2000 Plan. This cost is expected to be recognized over a weighted average period of 3.3 years.

Note 13 - Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended March 31 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2006
External revenues	$43,092	$9,769	$—	$52,861
Intersegment revenues	2,309	(36)	(2,273)	—
Earnings from continuing operations	17,127	(874)	(918)	15,335
Net earnings	23,448	918	(918)	23,448
Total assets	1,764,669	157,009	(145,333)	1,776,345

2005
External revenues	$34,607	$3,308	$—	$37,915
Intersegment revenues	481	—	(481)	—
Earnings from continuing operations	14,080	(1,012)	(382)	12,686
Net earnings	26,004	382	(382)	26,004
Total assets	1,315,099	77,659	(71,352)	1,321,406

Note 14 – Subsequent Events:

In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

In April 2006, the Company received the total outstanding principal balance of $24,300,000 on two of its notes receivable plus accrued interest and prepayment penalties. The notes receivable each had an original maturity of November 2007.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in the Form 10-K Report of National Retail Properties, Inc. for the year ended December 2005. This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe”, “expect” and “may”.

The term “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of the Company, as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, “NNN TRS”). Effective May 1, 2006, Commercial Net Lease Realty, Inc. changed its name to National Retail Properties, Inc.

Overview

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the balance sheet) and mortgage residual interests (“Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its majority owned and controlled subsidiaries. The Company directly and indirectly, through investment interests, acquires, owns, invests in, manages and develops primarily retail properties that are generally leased to established tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of March 31, 2006, the Company owned 564 Investment Properties, with an aggregate gross leasable area of 9,252,000 square feet, located in 41 states and primarily leased to retail tenants. In addition to the Investment Properties, as of March 31, 2006, the Company had $34,551,000 and $47,438,000 in structured finance investments and mortgage residual interests, respectively.

As of October 31, 2005, the Inventory Assets were operated through Commercial Net Lease Realty Services, Inc. (“Services”) and its majority owned and controlled subsidiaries. Effective November 1, 2005, Services merged with and into National Retail Properties, Inc., and a former Services subsidiary, CNLRS Exchange I, Inc., became the holding company for the Company’s development and exchange activities. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of March 31, 2006 the NNN TRS owned 26 Development Properties (three completed, 10 under construction and 13 land parcels) and 59 Exchange Properties.

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

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of March 31, 2006. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of March 31, 2006. As the table incorporates only those exposures that exist as of March 31, 2006, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$677,267	$5,034	$20,913	$113,190	$21,800	$21,022	$495,308
Revolving credit facility	191,500	—	—	—	191,500	—	—
Operating lease	11,632	901	1,236	1,273	1,311	1,351	5,560

Total contractual cash obligations(2)	$880,399	$5,935	$22,149	$114,463	$214,611	$22,373	$500,868

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, notes payable and financing lease obligation and excludes unamortized note discounts.
(2)	Excludes $8,609 of accrued interest payable.

In addition to the contractual obligations outlined in the table above, in connection with the development of 10 Inventory Properties by the NNN TRS, the Company has agreed to fund construction commitments of $50,613,000, of which $38,553,000 has been funded as of March 31, 2006. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

In connection with the development of five Investment Properties, the Company has agreed to fund construction commitments of $8,142, 000, of which $4,576,000 has been funded as of March 31, 2006. The Company anticipates funding the additional costs from borrowings under the Company’s revolving credit facility.

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financings.

In addition, as of March 31, 2006 the Company had outstanding letters of credit totaling $13,043,000 under its credit facility.

As of March 31, 2006, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has two series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”).

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

Liquidity /Business Risk Management

Many of the Investment Properties are recently constructed and are generally net leased. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Investment Properties, including the office buildings and related parking garage located in the Washington, D.C., metropolitan area, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of April 30, 2006, the Company owns nine vacant, unleased Investment Properties and six unleased land parcels which account for approximately 1.6 percent of the total gross leasable area of the Company’s portfolio of Investment Properties. Additionally, 1.0 percent of the total gross leasable area of the Company’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenants have the right to reject or affirm its leases with the Company.

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2006 and 2005, the Company declared and paid dividends to its common stockholders of $18,014,000 and $16,925,000, respectively, or $0.325 per share of common stock.

Holders of the 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). For each of the quarters ended March 31, 2006 and 2005, the Company declared and paid dividends to its Series A Preferred Stock stockholders of $1,002,000, or $0.5625 per share of stock.

Holders of the 6.70% Non-Voting Series B Preferred Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”), are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at the rate of 6.70 percent of the $2,500.00 liquidation preference per annum (equivalent to a fixed annual amount of $167.50 per share). For the each quarters ended March 31, 2006 and 2005, the Company declared and paid dividends to its Series B Convertible Preferred Stock stockholders of $419,000, or $41.875 per share of stock.

In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

Restricted Cash. Restricted cash consists of amounts held in restricted accounts in connection with the sale of certain assets of Orange Avenue Mortgage Investments, Inc. (“OAMI”) to a third party (the “Buyer”) (see Item 1. “Business—Business Combinations”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at March 31, 2006 was $30,888,000. The carrying value of $30,549,000 is calculated as the present value of the expected release of monies.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the quarters ended March 31, 2006, and 2005, the Company generated $19,342,000 and $16,372,000, respectively, of net cash from operating activities. The change in cash provided by operations for the quarters ended March 31, 2006 and 2005 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and structured finance investments. During the quarter ended March 31, 2006, there were no material changes in the Company’s indebtedness except as noted below.

Mortgage Payable. In February 2006, upon maturity, the Company repaid the outstanding principal balance of its long-term, fixed rate loan with an original principal balance of $39,450,000, which was secured by a first mortgage lien on certain of the Company’s Investment Properties. Upon repayment of the loan, the Investment Properties were released from the mortgage lien. As of December 31, 2005, the outstanding principal balance was $18,538,000.

Payments of principal on the mortgage debt and on advances outstanding under the credit facility are expected to be met from borrowings under the credit facility, proceeds from public or private offerings of the Company’s debt or equity securities, the Company’s secured or unsecured borrowings from banks or other lenders or proceeds from the sale of one or more of its properties.

Debt and Equity Securities. The Company has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. The Company has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investors Service and Fitch Ratings on its senior, unsecured debt since 1998. In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of an indeterminate number of debt and equity securities.

In February 2006, the Company filed a registration statement permitting up to 12,191,394 shares to be issued under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the quarter ended March 31, 2006, the Company received net proceeds totaling $23,208,000 from the issuance of shares under the plan.

Business Combinations. Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the May 2005 acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting. The Company received $2,749,000 in distributions and recognized $1,125,000 of earnings, from the LLCs during the quarter ended March 31, 2005.

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s condensed consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals and recorded an $1,820,000 impairment during the quarter ended March 31, 2006. Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The Company recognized an unrealized fair value gain of $28,000 as other comprehensive income for the quarter ended March 31, 2006.

The Company merged certain of its wholly owned subsidiaries into National Retail Properties, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets. During the quarter ended March 31, 2006, an additional $1,358,000 of OAMI’s tax liability was reduced and is included in the income tax benefit on the condensed consolidated statement of earnings.

Notes Receivable. During the quarter ended March 31, 2006, the Company made structured finance investments of $6,746,000. At March 31, 2006, the structured finance investments bear a weighted average interest rate of 14.0% per annum, of which 11.1% is payable monthly and the remaining 2.9% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between January 2007 and August 2008. The structured finance investments generally structured as loans are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own real estate. As of March 31, 2006 and December 31, 2005, the outstanding principal balance of the structured finance investments was $34,551,000 and $27,805,000, respectively.

In April 2006, the Company received the total outstanding principal balance of $24,300,000 on two of its notes receivable plus accrued interest and prepayment penalties. The notes receivable each had an original maturity of November 2007.

Results of Operations

Property Analysis – Investment Portfolio

General. As of March 31, 2006, the Company owned 564 Investment Properties that are primarily leased to retail tenants. Approximately 99 percent of the gross leasable area of the Company’s Investment Portfolio was leased at March 31, 2006.

The following table summarizes the Company’s portfolio of Investment Properties:

	March 31, 2006	December 31, 2005	March 31, 2005
Investment Properties Owned:
Number	564	524	379
Total gross leasable area (square feet)	9,252,000	9,227,000	8,465,000

Investment Properties Leased:
Number	550	512	369
Total gross leasable area (square feet)	9,123,000	9,066,000	8,250,000
Percent of total gross leasable area	99%	98%	97%
Weighted average remaining lease term (years)	11	11	11

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

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from like-kind exchange transactions. The following table summarizes the Investment Property acquisitions for each of the quarters ended March 31:

	2006	2005
Acquisitions:
Number of Investment Properties	40	21
Gross leasable area (square feet)	109,000	266,000

Total dollars invested	$36,292,000	$46,993,000

Property Dispositions. The Company typically uses the proceeds from property sales to either pay down the outstanding indebtedness of the Company’s credit facility or reinvest in real estate. The following table summarizes the Investment Properties sold by the Company for each of the quarters ended March 31:

	2006	2005
Number of properties	3	4
Gross leasable area	84,000	335,000
Net sales proceeds	$16,864,000	$31,883,000
Net gain	$4,951,000	$9,785,000

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified its Investment Properties sold during the year ended December 31, 2005, as discontinued operations. All Investment Properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified to discontinued operations.

Property Analysis – Inventory Portfolio

General. The Company’s inventory real estate assets are operated through the NNN TRS. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	March 31, 2006	December 31, 2005	March 31, 2005
Development Portfolio:
Completed Inventory Properties	3	1	2
Properties under construction	10	12	9
Land parcels	13	4	5

	26	17	16

Exchange Portfolio:
Completed Inventory Properties	59	46	9

Total Inventory Properties	85	63	25

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings.

The following table summarizes the Inventory Property acquisitions for each of the quarters ended March 31:

	2006	2005
Acquisitions:
Number of properties	31	9
Dollars invested	$18,775,000	$14,547,000

Completed construction:
Number of properties	2	—
Dollars invested	$20,198,000	$6,038,000

Total dollars invested in real estate held for sale	$38,973,000	$20,585,000

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2006		2005
	# of Properties	Gain	# of Properties	Gain
Development	2	$6,761	2	$1,372
Exchange	7	807	3	1,106
Intercompany eliminations	—	36	—	53
Minority interest	—	(3,222)	—	—

	9	$4,382	5	$2,531

During the quarters ended March 31, 2006, and 2005, the Company used the proceeds from the sale of the inventory properties to pay down the Company’s credit facility and to reinvest in real estate.

Revenue From Operations Analysis

General. During the quarter ended March 31, 2006, the Company’s revenues increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”), an increase in occupancy rate to 99 percent as of March 31, 2006 and an increase in gain on sale of disposition of Inventory Properties The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes the Company’s revenues (dollars in thousands):

	2006		2005
		Percent of Total		Percent of Total
Rental income(1)	$32,274	74.2%	$24,705	89.9%
Real estate expense reimbursement from tenants	996	2.3%	1,013	3.7%
Gain on disposition of real estate, Inventory Portfolio	6,444	14.8%	469	1.7%
Interest and other income from real estate transactions	1,459	3.4%	1,308	4.7%
Interest income on mortgage residual interests	2,297	5.3%	—	—

Total revenues from continuing operations	$43,470	100.0%	$27,495	100.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Revenue From Operations Analysis by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Assets and (ii) earnings from the Company’s Inventory Assets. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table summarizes the revenues from continuing operations for each of the quarters ended March 31 (dollars in thousands):

	2006		2005
		Percent of Total		Percent of Total
Investment Assets	$36,834	84.7%	$26,805	97.5%
Inventory Assets	6,636	15.3%	690	2.5%

Total revenue from continuing operations	$43,470	100.0%	$27,495	100.0%

The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Rental Income increased 30.6 percent for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, primarily due to the acquisition of (i) 40 Investment Properties with an aggregate gross leasable area of 109,000 square feet during the quarter ended March 31, 2006, and (ii) 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet during the year ended December 31, 2005, of which 60 Investment Properties with an aggregate gross leasable area of 270,000 square feet were acquired during the quarter ended December 31, 2005.

The gain on disposition of real estate Inventory Portfolio included in continuing operations, increased 1,274 percent for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, primarily due to the classification of the sale of an Inventory Property land parcel in continuing operations. Inventory Properties typically are operating properties and are classified as discontinued operations. The following table summarizes the Inventory Property dispositions included in continuing operations for each of the quarters ended March 31:

	2006		2005
	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	6,444	1	469
Minority interest	—	(3,222)	—	—

Total continuing operations	1	3,222	1	469

Interest and other income from real estate transactions increased 11.5 percent for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, primarily due to an increase in interest earned on the structured finance investments. The weighted average outstanding principal balance of the structured finance investments for the quarters ended March 31, 2006 and 2005, was $39,988,000 and $26,767,000, respectively. During the quarter ended March 31, 2006, the Company made structured finance investments of $6,746,000.

During the quarter ended March 31, 2006, the Company recorded $2,297,000 in interest income from mortgage residual interests resulting from the acquisition of 78.9 percent of OAMI in May 2005 (see “Business Combinations”).

Expense Analysis

General. During the quarter ended March 31, 2006, operating expenses increased but remained generally proportionate to the Company’s total revenue. The following summarizes the Company’s expenses (dollars in thousands):

	2006		2005
		Percent of Total		Percent of Total
General and administrative	$7,200	45.8%	$4,780	46.6%
Real estate	1,338	8.5%	1,276	12.4%
Depreciation and amortization	5,351	34.1%	3,626	35.3%
Impairment – real estate	—	—	587	5.7%
Impairment – mortgage residual interests	1,820	11.6%	—	—

Total operating expenses from continuing operations	$15,709	100.0%	$10,269	100.0%

In general, operating expenses from continuing operations increased 53.0 percent for the quarter ended March 31, 2006, over the quarter ended March 31, 2005, but decreased as a percentage of total revenues by 1.2 percent to 36.1 percent.

General and administrative expenses increased 50.6 percent for the quarter ended March 31, 2006, and decreased as a percentage of total revenues by less than one percent to 16.6 percent. General and administrative expenses increased for the quarter ended March 31, 2006, primarily as a result of (i) an increase in expenses related to personnel, (ii) an increase in professional services provided to the Company, and (iii) an increase in lost pursuit costs.

Depreciation and amortization expense increased 47.6 percent for the quarter ended March 31, 2006, and decreased by less than one percent to 12.3 percent of total revenues for the quarter ended March 31, 2006.

The increase in depreciation and amortization expense for the quarter ended March 31, 2006, is primarily attributable to the depreciation on (i) the 40 Investment Properties with an aggregate gross leasable area of 109,000 square feet acquired during the quarter ended March 31, 2006, and (ii) the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet acquired during the year ended December 31, 2005, of which 60 Investment Properties with an aggregate gross leasable area of 270,000 square feet were acquired during the quarter ended December 31, 2005.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. After such review, the Company recognized a $587,000 impairment on its Investment Portfolio during the quarter ended March 31, 2005.

The Company reduced the carrying value of the Residuals during the quarter ended March 31, 2006 based upon the fair value as determined by an independent valuation. The reduction in the Residuals’ value was recorded as an aggregate impairment of $1,820,000 for the quarter ended March 31, 2006 (see “Business Combinations”). Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The Company recognized an unrealized fair value gain of $28,000 as other comprehensive income for the quarter ended March 31, 2006.

Analysis of Other Expenses and Revenues

General. During the quarter ended March 31, 2006, the combined interest and other income and interest expense increased with the acquisition of additional properties but remained generally proportionate to the Company’s total revenue and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations (dollars in thousands):

	2006		2005
		Percent of Total		Percent of Total
Interest and other income	$(846)	(7.6)%	$(456)	(7.3)%
Interest expense	11,935	107.6%	6,695	107.3%

Total other expenses (revenues) from continuing operations	$11,089	100.0%	$6,239	100.0%

In general, other expenses (revenues) increased 77.7 percent for the quarter ended March 31, 2006, over the quarter ended March 31, 2005. However, other expenses (revenues) remained relatively proportionate to total revenues (25.5 percent and 22.7 percent of total revenues for the quarters ended March 31, 2006 and 2005, respectively).

Interest expense increased 78.3 percent for the quarter ended March 31, 2006, over the quarter ended March 31, 2005; however, interest expense remained relatively proportionate as a percentage of revenues, increasing as a percentage of total revenues by 3.2 percent to 27.5 percent for the quarter ended March 31, 2006. The increase in interest expense for the quarter ended March 31, 2006, was primarily due to an $164,579,000 increase in the average long-term fixed rate debt outstanding during the quarter ended March 31, 2006. The increase in the average long-term fixed rate debt outstanding included (i) the $32,000,000 secured notes payable assumed in May 2005 in connection with the 78.9 percent equity interest in OAMI, and (ii) the $150,000,000 of notes payable issued in November 2005 with an effective interest rate of 6.185% due in December 2015. In addition, for the quarter ended March 31, 2006, the average variable rate debt outstanding increased $195,662,000 and the weighted average interest rate was approximately 139 basis points higher compared to the quarter ended March 31, 2005. The increase in interest expense was partially offset by the maturity of the mortgage payable with an outstanding principal balance of $18,538,000 as of December 31, 2005.

Unconsolidated Affiliates

During the quarters ended March 31, 2006 and 2005, the Company recognized equity in earnings of unconsolidated affiliates of $(33,000), and $1,081,000, respectively. The decrease in equity in earnings of unconsolidated affiliates for the quarter ended March 31, 2006, was primarily attributable to a decrease in the income earned on investments in mortgage residual interests as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005. The Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as a part of OAMI in the Company’s condensed consolidated financial statements.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related to any Investment Property that was held for sale at March 31, 2006. The Company also classified the revenues and expenses of its Inventory Properties that were sold which generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale which generated rental revenues as of March 31, 2006. The following table summarizes the earnings from discontinued operations for the quarters ended March 31 (dollars in thousands):

	2006			2005
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Portfolio	3	$4,951	$6,321	4	$9,785	$11,924
Inventory Portfolio, net of minority interest	8	1,160	1,792	4	2,062	1,394

	11	$6,111	$8,113	8	$11,847	$13,318

The Company occasionally sells investment properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

The Company had no outstanding derivatives as of March 31, 2006 or December 31, 2005.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of March 31, 2006 and December 31, 2005. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of March 31, 2006. As the table incorporates only those exposures that exist as of March 31, 2006, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt (2) (3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2006	—	—	1,284	5.90%	—	—	—	—
2007	—	—	8,413	5.89%	—	—	12,250	10.00%
2008	—	—	1,190	5.78%	99,931	7.16%	16,000	10.00%
2009	212,300	5.42%	1,000	5.77%	—	—	—	—
2010	—	—	1,022	5.75%	19,931	8.60%	—	—
Thereafter	—	—	119,267	5.74%	375,079	6.21%	—	—

Total	$212,300	5.42%	$132,176	5.90%	$494,941	6.50%	$28,250	10.00%

Fair Value:
March 31, 2006	$212,300	5.42%	$132,176	5.90%	$507,172	6.50%	$28,250	10.00%

December 31, 2005	$183,100	4.81%	$151,133	6.18%	$520,144	6.50%	$28,250	10.00%

(1)	The credit facility interest rate varies based upon a tiered rate structure ranging from 70 to 135 basis points above LIBOR based upon the debt rating of the Company. The term note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company. The weighted average interest rates shown represent the rates at the end of the period.
(2)	Includes Company’s notes payable, net of unamortized note discounts.
(3)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

The Company is also exposed to market risks related to the Company’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $47,438,000 and $55,184,000 as of March 31, 2006 and December 31, 2005, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered permanent and reported as an impairment, if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2006 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.16	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, and terminated on April 5, 2006, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.9	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.10	Real Estate Purchase Contract, dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27 2006, and incorporated herein by reference).

10.11	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

10.12	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 4th day of May, 2006.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO, President, and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP, and Director

EXHIBIT INDEX

Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.16	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated February 16, 2004, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.6	Employment Agreement dated January 1, 2003, and terminated on April 5, 2006, between the Registrant and Dennis E. Tracy (filed as Exhibit 10.6 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.7	U.S. Government Lease for Real Property, dated as of December 17, 2002, between MCI WorldCom Network Services, Inc. and the United States of America (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 25, 2003, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.9	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.10	Real Estate Purchase Contract, dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

10.11	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

10.12	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).