Form 10-Q
period 2006-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2006-08-03
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

58,130,296 shares of Common Stock, $0.01 par value, outstanding as of July 31, 2006.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization and impairment	$1,254,077	$1,296,793
Accounted for using the direct financing method	89,061	95,704
Held for sale, net of impairment	1,180	1,600
Real estate, Inventory Portfolio, held for sale	193,471	131,074
Mortgages, notes and accrued interest receivable, net of allowance of $634 and $676, respectively	24,328	51,086
Mortgage residual interests, net of impairment of $3,669 and $2,382, respectively	41,925	55,184
Cash and cash equivalents	4,682	8,234
Restricted cash	33,959	30,191
Receivables, net of allowance of $772 and $847, respectively	7,797	8,547
Accrued rental income, net of allowance of $2,146 and $2,057, respectively	27,215	27,999
Debt costs, net of accumulated amortization of $10,531 and $9,567, respectively	5,138	6,096
Other assets	17,689	20,908

Total assets	$1,700,522	$1,733,416

LIABILITIES AND SHAREHOLDERS’ EQUITY

Line of credit payable	$149,700	$162,300
Mortgages payable	36,758	151,133
Notes payable – secured	26,250	28,250
Notes payable, net of unamortized discount of $1,067 and $1,133, respectively, and an unamortized interest rate hedge gain of $3,653 at December 31, 2005	489,733	493,321
Financing lease obligation	26,041	26,041
Accrued interest payable	4,178	5,539
Other liabilities	20,904	20,058
Income tax liability	11,517	13,748

Total liabilities	765,081	900,390

Minority interest	4,979	4,939

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding at December 31, stated liquidation value of $2,500 per share	—	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 57,997,666 and 55,130,876 shares issued and outstanding June 30 and December 31, respectively	580	551
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	837,630	778,485
Retained earnings (deficit)	43,929	(20,489)
Accumulated other comprehensive income	3,783	—

Total shareholders’ equity	930,462	828,087

	$1,700,522	$1,733,416

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$30,630	$23,064	$60,112	$44,840
Earned income from direct financing leases	2,356	2,518	4,692	5,055
Contingent rental income	55	57	511	450
Real estate expense reimbursement from tenants	914	794	1,910	1,807
Gain on disposition of real estate, Inventory Portfolio	563	378	7,007	846
Interest and other income from real estate transactions	1,668	2,124	3,127	3,432
Interest income on mortgage residual interests	1,947	1,922	4,244	1,922

	38,133	30,857	81,603	58,352

Operating expenses:
General and administrative	7,088	5,739	14,258	10,518
Real estate	1,359	996	2,697	2,272
Depreciation and amortization	5,358	3,872	10,709	7,497
Impairment – real estate	—	741	—	1,328
Impairment – mortgage residual interests	842	—	2,662	—
Restructuring costs	1,580	—	1,580	—

	16,227	11,348	31,906	21,615

Earnings from operations	21,906	19,509	49,697	36,737

Other expenses (revenues):
Interest and other income	(1,015)	(308)	(1,831)	(764)
Interest expense	11,217	7,566	23,152	14,261

	10,202	7,258	21,321	13,497

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliates	11,704	12,251	28,376	23,240

Income tax benefit	3,535	343	5,428	946
Minority interest	(255)	2	(3,452)	16
Equity in earnings of unconsolidated affiliates	228	100	195	1,180

Earnings from continuing operations	15,212	12,696	30,547	25,382

Earnings from discontinued operations:
Real estate, Investment Portfolio	62,510	2,301	68,831	14,225
Real estate, Inventory Portfolio, net of income tax expense and minority interest	2,479	1,891	4,271	3,285

	64,989	4,192	73,102	17,510

Earnings before extraordinary gain	80,201	16,888	103,649	42,892

Extraordinary gain, net of income tax expense	—	11,805	—	11,805

Net earnings	80,201	28,693	103,649	54,697
Series A preferred stock dividends	(1,002)	(1,002)	(2,004)	(2,004)
Series B convertible preferred stock dividends	—	(419)	(419)	(838)

Net earnings available to common shareholders – basic	79,199	27,272	101,226	51,855
Series B convertible preferred stock dividends, if dilutive	—	419	419	838

Net earnings available to common shareholders – diluted	$79,199	$27,691	$101,645	$52,693

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings per share of common stock:
Basic:
Continuing operations	$0.25	$0.22	$0.50	$0.43
Discontinued operations	1.13	0.08	1.30	0.34
Extraordinary gain	—	0.22	—	0.23

Net earnings	$1.38	$0.52	$1.80	$1.00

Diluted:
Continuing operations	$0.25	$0.21	$0.50	$0.43
Discontinued operations	1.12	0.08	1.27	0.33
Extraordinary gain	—	0.22	—	0.22

Net earnings	$1.37	$0.51	$1.77	$0.98

Weighted average number of common shares outstanding:
Basic	57,258,741	52,164,198	56,368,311	52,034,597

Diluted	57,784,835	53,913,934	57,376,485	53,732,987

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$103,649	$54,697
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	2,297	732
Depreciation and amortization	12,160	9,414
Impairment – real estate	420	3,306
Impairment – mortgage residual interests	2,662	—
Amortization of notes payable discount	66	(30)
Amortization of deferred interest rate hedge gains	(170)	(80)
Equity in earnings of unconsolidated affiliates	(195)	190
Distributions received from unconsolidated affiliates	751	3,094
Minority interests	4,115	(932)
Gain on disposition of real estate, Investment Portfolio	(64,452)	(9,801)
Extraordinary gain, net of income tax expense	—	(11,805)
Deferred income taxes	(4,470)	(662)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(99,480)	(34,801)
Proceeds from disposition of real estate, Inventory Portfolio	47,234	20,169
Gain on disposition of real estate, Inventory Portfolio	(10,733)	(5,500)
Decrease in real estate leased to others using the direct financing method	1,518	1,430
Decrease (increase) in work in process	(360)	819
Increase in mortgages, notes and accrued interest receivable	1,185	352
Decrease in receivables	759	2,139
Decrease in mortgage residual interests	10,897	3,279
Increase in accrued rental income	(4,106)	(974)
Decrease in other assets	592	262
Increase in accrued interest payable	(1,361)	(258)
Decrease in other liabilities	(236)	(84)
Increase (decrease) in current tax liability	2,239	(224)

Net cash provided by operating activities	4,981	34,732

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	149,740	32,220
Additions to real estate, Investment Portfolio, accounted for using the operating method	(134,859)	(65,938)
Increase in mortgages and notes receivable	(9,617)	(6,193)
Mortgage and notes payments received	34,951	9,290
Business combinations, net of cash acquired	—	19,610
Restricted cash	(3,768)	(23,751)
Acquisition of 1.3 percent interest in Services	—	(829)
Payment of lease costs	(1,146)	(329)
Other	916	(20)

Net cash provided by (used in) investing activities	$36,217	$(35,940)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from financing activities:
Proceeds from line of credit payable	$193,800	$104,100
Repayment of line of credit payable	(206,400)	(45,800)
Repayment of mortgages payable	(19,376)	(3,930)
Repayment of notes payable - secured	(2,000)	—
Repayment of notes payable	—	(9,400)
Payment of debt costs	(14)	—
Proceeds from issuance of common stock	31,887	1,176
Payment of Series A Preferred Stock dividends	(2,004)	(2,004)
Payment of Series B Convertible Preferred Stock dividends	(419)	(838)
Payment of common stock dividends	(36,813)	(33,889)
Minority interest distributions	(3,311)	(802)
Minority interest contributions	1	—
Stock issuance costs	(101)	(6)

Net cash provided by (used in) financing activities	(44,750)	8,607

Net increase (decrease) in cash and cash equivalents	(3,552)	7,399
Cash and cash equivalents at beginning of period	8,234	1,947

Cash and cash equivalents at end of period	$4,682	$9,346

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$26,919	$17,333

Taxes paid (received)	$(585)	$856

Supplemental disclosure of non-cash investing and financing activities:
Issued 79,500 and 102,900 shares of restricted common stock in 2006 and 2005, respectively, pursuant to the Company’s 2000 Performance Incentive Plan	$1,763	$1,940

Converted 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	$25,000	$—

Issued 28,589 shares of common stock in 2006 pursuant to the Company’s Deferred Director Fee Plan	$571	$—

Issued 6,566 shares of common stock in 2006 to directors pursuant to the Company’s 2000 Performance Incentive Plan	$144	$—

Note and mortgage notes accepted in connection with real estate transactions	$—	$1,015

Mortgage note received in connection with real estate disposition	$—	$1,000

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”)	$—	$31,160

Disposition of real estate held for sale and transfer of related mortgage payable	$95,000	$406

Surrender 5,850 shares of restricted common stock in 2005	$—	$93

Change in other comprehensive income	$3,783	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the condensed consolidated balance sheet), and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its majority owned and controlled qualified REIT subsidiaries. The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of June 30, 2006, the Company owned 607 Investment Properties, with aggregate gross leasable area of 8,872,000 square feet, which are located in 41 states. In addition to the Investment Properties, as of June 30, 2006, the Company had $8,886,000 and $41,925,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of June 30, 2006, the NNN TRS owned 91 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. Amounts as of December 31, 2005, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, Management’s Discussion and Analysis and notes thereto included in the Form 10-K for the year ended December 31, 2005.

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

The NNN TRS develops real estate through various joint venture development affiliate agreements. The NNN TRS consolidates the joint venture development entities listed in the table below based upon either the Company being the primary beneficiary of the respective variable interest entity or the Company having a controlling interest over the respective entity. The Company eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments entered into during the six months ended June 30, 2006:

Date of Agreement	Entity Name	Ownership %
February 2006	CNLRS BEP, LP	50%
February 2006	CNLRS Rockwall, LP	50%

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of June 30, 2006, is $4,707,000. As of June 30, 2006, CNL Plaza, Ltd. had total assets and liabilities of $54,548,000 and $61,682,000, respectively.

In May 2005, the Company exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”). As a result, the Company has consolidated OAMI in its condensed consolidated financial statements.

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

Mortgage Residual Interests, at Fair Value – Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in shareholders’ equity. The Company had unrealized gains of $300,000 at June 30, 2006. The mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. The Company recognizes the excess of all cash flows attributable to the mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered permanent if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value. The Company recognized an impairment of $2,662,000 for the six months ended June 30, 2006, of which $842,000 was recognized during the quarter ended June 30, 2006. Certain of the mortgage residual interests have been pledged as security for notes payable.

Other Comprehensive Income – The components for other comprehensive income for the six months ended June 30, 2006 (dollars in thousands):

Balance at beginning of period	$—

Treasury lock – gain on swaps(1)	4,148
Treasury lock – amortization	(665)
Mortgage residual interests unrealized gain(2)	300

Balance at end of period	$3,783

(1)	Fair value of interest rate swaps reclassified from the Company’s unsecured notes payable from the unamortized interest rate hedge gain resulting from the termination of the $94,000,000 swap in June 2004.
(2)	Unrealized gain on mortgage residual interests based upon a third party valuation analysis.

The Company’s total comprehensive income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$80,201	$28,693	$103,649	$54,697
Other comprehensive income	187	1,254	3,783	1,254

Total comprehensive income	$80,388	$29,947	$107,432	$55,951

Revenue Recognition – Rental revenues for non-development real estate assets are recognized when earned in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting For Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

Earnings Per Share - Basic net earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted net earnings per common share is computed by dividing net earnings available to common shareholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during the periods.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding	57,546,465	52,477,106	56,627,526	52,298,715
Unvested restricted stock	(287,724)	(312,908)	(259,215)	(264,118)

Weighted average number of common shares outstanding used in basic earnings per share	57,258,741	52,164,198	56,368,311	52,034,597

Weighted average number of common shares outstanding used in basic earnings per share	57,258,741	52,164,198	56,368,311	52,034,597
Effect of dilutive securities:
Restricted stock	77,822	312,908	59,290	264,118
Common stock options	93,402	130,596	114,608	128,740
Directors’ deferred fee plan	27,816	12,236	26,422	11,536
Assumed conversion of Series B Convertible Preferred Stock to common stock	327,054	1,293,996	807,854	1,293,996

Weighted average number of common shares outstanding used in diluted earnings per share	57,784,835	53,913,934	57,376,485	53,732,987

Stock-Based Compensation – On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, the Company will estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. Adoption of SFAS 123R did not have a significant impact on the Company’s earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the quarter and six months ended June 30, 2006.

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to shareholders, providing it distributes at least 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. Notwithstanding the Company’s qualification for federal taxation as a REIT, the Company is subject to certain state and local taxes on its income and real estate.

The Company and the NNN TRS have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes (See “Real Estate—Inventory Portfolio”). All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the NNN TRS and to OAMI’s built-in-gain tax liability.

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

New Accounting Standards – In March 2006, FASB issued SFAS No. 156, ”Accounting for Servicing of Financial Assets.” This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires prospective application to all transactions after the effective date of this statement. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into certain servicing contracts. This Statement also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. This statement is effective for the fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In June 2006, FASB issued an Emerging Issues Task Force (“EITF”) Consensus in Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The consensus states that the presentation of taxes within the scope on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (“APB”) Opinion No. 22 “Disclosure of Accounting Policies.” In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The consensus should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of this consensus is not expected to have a significant impact on the financial position or results of operations of the Company.

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

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on shareholders’ equity or net earnings.

Note 2 – Real Estate – Investment Portfolio:

Leases – As of June 30, 2006, 541 of the Investment Property leases have been classified as operating leases and 66 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 43 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2006 and 2026) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of June 30, 2006, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Land	$602,357	$574,572
Buildings and improvements	724,965	797,832
Leasehold interests	2,532	2,532

	1,329,854	1,374,936
Less accumulated depreciation and amortization	(78,850)	(79,198)

	1,251,004	1,295,738
Work in progress	4,656	3,012

	1,255,660	1,298,750
Less impairment	(1,583)	(1,957)

	$1,254,077	$1,296,793

In connection with the development of the six Investment Properties, the Company has agreed to fund construction commitments of $11,173,000, of which $7,774,000, including land costs, has been funded as of June 30, 2006.

In May 2006, the Company disposed of two office buildings containing an aggregate of 555,000 rentable square feet and a related parking garage with approximately 1,000 parking spaces (“DC Office Properties”). The carrying value of the DC Office Properties was $163,723,000 at

December 31, 2005. The sale of the DC Office Properties yielded $227,876,000 of proceeds which included the assumption of a $95,000,000 mortgage secured by the DC Office Properties and the Company recognized a gain of $59,496,000 during the quarter and six months ended June 30, 2006.

Held for Sale – The Investment Portfolio included certain properties that were held for sale, which consisted of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Land	$717	$717
Buildings and improvements	1,459	1,459

	2,176	2,176
Less impairment	(996)	(576)

	$1,180	$1,600

Impairments – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $420,000 impairment loss during the quarter and six months ended June 30, 2006. During the quarter and six months ended June 30, 2005, the Company recognized impairment losses of $575,000 and $1,978,000, respectively.

Note 3 – Real Estate – Inventory Portfolio:

As of June 30, 2006, the Company owned 91 Inventory Properties: 69 completed inventory, 10 under construction and 12 land parcels. As of December 31, 2005, the Company owned 63 Inventory Properties: 47 completed inventory, 12 under construction and four land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Inventory:
Land	$41,364	$26,430
Building	62,545	37,081

	103,909	63,511
Construction Projects:
Land	56,745	44,168
Work in process	32,817	23,395

	89,562	67,563

	$193,471	$131,074

In connection with the development of 10 of the Inventory Properties, the Company has agreed to fund construction commitments, including land costs, of $68,297,000, of which $50,514,000 has been funded as of June 30, 2006.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$563	1	$378	2	$7,007	2	$846
Minority interest		(282)		—		(3,504)		—

Total continuing operations		281		378		3,503		846

Discontinued operations	18	2,478	7	2,506	26	3,602	11	4,515
Intersegment eliminations		88		86		124		139
Minority interest		(505)		—		(505)		—

Total discontinued operations		2,061		2,592		3,221		4,654

	19	$2,342	8	$2,970	28	$6,724	13	$5,500

Note 4 – Investments in Unconsolidated Affiliate:

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $5,834,000, plus interest. Interest accrues based on a tiered rate structure with a maximum of 300 basis points above LIBOR (the current rate is 175 basis points above LIBOR). This guarantee will continue through the loan maturity in December 2010. The fair value of the Company’s guarantee is $47,000. During the six months ended June 30, 2006 and 2005, the Company received $751,000 and $198,000, respectively, in distributions from Plaza. For the six months ended June 30, 2006, the Company recognized earnings of $195,000 of which $228,000 was recognized during the quarter ended June 30, 2006. For the six months ended June 30, 2005 the Company recognized a loss from Plaza of $82,000, of which a loss $52,000 was recognized during the quarter ended June 30, 2005.

Note 5 – Business Combination:

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the May 2005 acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting. For the six months ended June 30, 2005, the Company recognized $1,467,000 of earnings, of which $342,000 was recognized during the quarter ended June 30, 2005, from the LLCs and is recorded in equity in earnings from unconsolidated affiliates on the condensed consolidated statements of earnings. The Company received $2,749,000 in distributions from the LLCs during the six months ended June 30, 2005.

In May 2005, the Company acquired a 78.9 percent equity interest in OAMI which resulted in an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000 for the quarter and six months ended June 30, 2005. During the quarter ended December 31, 2005, the Company finalized the purchase price allocation based on the fair value of the assets acquired which resulted in a reduction to the extraordinary gain of $4,242,000. The adjustment to the extraordinary gain was recorded in accordance with SFAS No. 141, “Business Combinations.” Additionally, in November 2005, Commercial Net Lease Realty Services, Inc. merged into National Retail Properties, Inc. resulting in a tax benefit of $7,223,000 related to the acquisition of OAMI. The extraordinary gain for the year ended December 31, 2005 related to the OAMI acquisition after all adjustments was $14,786,000.

Also as a result of the acquisition of a 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now part of OAMI in the Company’s condensed consolidated financial statements. Certain officers and directors own preferred shares of OAMI.

Note 6 – Notes Receivable:

The structured finance investments bear a weighted average interest rate of 15.4% per annum, of which 10.2% is payable monthly and the remaining 5.2% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between October 2007 and August 2008. The structured finance investments are generally structured as loans secured by the borrowers’ pledge of their respective membership interests in the entities which own real estate. As of June 30, 2006 and December 31, 2005, the outstanding principal balance of the structured finance investments was $8,886,000 and $27,805,000, respectively.

During the six months ended June 30, 2006, the Company entered into structured finance investments of $9,117,000. In addition, the Company received principal payments of $28,036,000 on certain structured finance investments plus accrued interest and prepayment penalties during the six months ended June 30, 2006.

Note 7 – Mortgage Residual Interests:

OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations (See Note 5 Business Combination). The following table summarizes the investment interests in each of the transactions:

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

Each of the Residuals is recorded at fair value based upon a third party valuation. Unrealized gains and losses are reported as other comprehensive income in shareholders’ equity, and permanent losses as a result of a change in the timing or amount of estimated cash flows are recorded as an impairment. At June 30, 2006, the Company had unrealized gains of $300,000 recorded in other comprehensive income and recorded an impairment of $2,662,000 for the six months ended June 30, 2006, of which an impairment of $842,000 was recorded during the quarter ended June 30, 2006.

Note 8 – Mortgages Payable:

In February 2006, upon maturity, the Company repaid the outstanding principal balance of its long-term, fixed rate loan with an original principal balance of $39,450,000, which was secured by a first mortgage on certain of the Company’s Investment Properties. Upon repayment of the loan, the Investment Properties were released from the mortgage. As of December 31, 2005, the outstanding principal balance was $18,538,000.

In May 2006, the Company disposed of the DC Office Properties that were subject to a first mortgage with an original and outstanding principal balance of $95,000,000. Upon disposition of these Investment Properties, the buyer assumed the mortgage.

Note 9 – Common Stock:

During the six months ended June 30, 2006, the Company issued 1,396,396 shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $30,231,000.

During the six months ended June 30, 2006 and 2005, the Company declared and paid dividends to its common shareholders of $36,813,000 and $33,889,000, respectively or $0.65 per share, of common stock.

Note 10 – Preferred Stock:

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of the Company’s preferred stock:

Non-Voting Preferred Stock Issuance	Shares Outstanding At June 30, 2006	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Six Months Ended June 30,
				2006		2005
				Total	Per Share	Total	Per Share
9% Series A	1,781,589	$25	$2.25	$2,004,000	$1.125	$2,004,000	$1.125
6.7% Series B Cumulative Convertible Perpetual (1)	—	$2,500	167.50	419,000	41.875	838,000	83.750

(1)	In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

Note 11 – Restructuring Costs:

During the quarter and six months ended June 30, 2006, the Company recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with the workforce reduction in April 2006.

Note 12 – Income Taxes:

For income tax purposes, the Company has Taxable REIT Subsidiaries in which certain real estate activities are conducted. Additionally, the Company has its 78.9 percent equity interest in OAMI which the Company has consolidated in its financial statements as a result of the Company’s acquisition in May 2005. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets. The Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the quarters ended June 30, 2006 and 2005 and the statutory rates, relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	June 30, 2006	December 31, 2005
Temporary differences:
Built-in-gain	$(11,856)	$(14,551)
Depreciation	(451)	(315)
Stock based compensation	159	35
Other	(106)	(180)
Net operating loss carryforward	2,255	544

Net deferred income tax asset (liability)	$(9,999)	$(14,467)
Current income tax asset (payable)	(1,518)	719

Income tax asset (liability)	$(11,517)	$(13,748)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s Taxable REIT Subsidiaries. The net operating loss carryforwards completely expire in 2026. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of June 30, 2006. The income tax (expense) benefit consists of the following components (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings (loss) before income taxes	$78,181	$36,730	$100,834	$62,984
Provision for income taxes: benefit (expense)
Current:
Federal	(411)	(535)	(1,392)	(698)
State and local	(78)	(100)	(261)	(131)
Deferred:
Federal	1,966	(150)	3,470	(198)
Extraordinary Gain - Federal	—	(6,081)	—	(6,081)
State and local	543	(29)	998	(37)
Extraordinary Gain - State	—	(1,142)	—	(1,142)

Total provision for income taxes	2,020	(8,037)	2,815	(8,287)

Total net earnings	$80,201	$28,693	$103,649	$54,697

In 2005 the Company elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets. During the six months ended June 30, 2006, an additional $2,695,000 of OAMI’s tax liability was reduced, of which $1,337,000 was reduced during the quarter ended June 30, 2006, and is included in the income tax benefit on the condensed consolidated statement of earnings.

Note 13 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests that expired subsequent to December 31, 2001, the effective date of SFAS No. 144 and (ii) any Investment Property that was held for sale as of June 30, 2006, as discontinued operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$4,827	$6,028	$9,619	$12,491
Earned income from direct financing leases	—	144	66	289
Real estate expense reimbursement from tenants	231	586	709	1,230
Interest and other income from real estate transactions	112	153	188	214

	5,170	6,911	10,582	14,224

Operating expenses:
General and administrative	67	68	97	101
Real estate	804	1,775	2,276	3,371
Depreciation and amortization	31	947	1,284	1,896
Impairments – real estate	420	575	420	1,978

	1,322	3,365	4,077	7,346

Other expenses (revenues):
Interest expense	672	1,261	1,959	2,454

Earnings before gain on disposition of real estate and loss on extinguishment of mortgage payable	3,176	2,285	4,546	4,424

Gain on disposition of real estate	59,501	16	64,452	9,801
Loss on extinguishment of mortgage payable	(167)	—	(167)	—

Earnings from discontinued operations	$62,510	$2,301	$68,831	$14,225

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $420,000 impairment in discontinued operations during the quarter and six months ended June 30, 2006 and impairment losses for the quarter and six months ended June 30, 2005 of $575,000 and $1,978,000, respectively.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of June 30, 2006, as discontinued operations.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$2,076	$711	$4,002	$1,145
Real estate expense reimbursement from tenants	102	7	150	38
Gain on disposition of real estate held for sale	2,566	2,592	3,726	4,654
Interest and other from real estate transactions	—	64	—	191

	4,744	3,374	7,878	6,028

Operating expenses:
General and administrative	53	4	57	13
Real estate	108	37	133	136
Depreciation and amortization	—	10	—	21

	161	51	190	170

Other expenses:
Interest expense	5	252	141	520

Earnings before income tax expense and minority interest	4,578	3,071	7,547	5,338
Income tax expense	(1,515)	(1,157)	(2,613)	(2,010)
Minority interest	(584)	(23)	(663)	(43)

Earnings from discontinued operations	$2,479	$1,891	$4,271	$3,285

Note 14 – Performance Incentive Plan:

The Company’s 2000 Performance Incentive Plan (“2000 Plan”) allows the Company to award or grant to key employees, directors and persons performing consulting or advisory services for the Company or its affiliates stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2000 Plan. The 2000 Plan permits the issuance of up to 3,900,000 shares of common stock. The following summarizes the Company’s stock-based compensation activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	461,175	$15.66
Options granted	—	—
Options exercised	(61,804)	15.64
Options surrendered	—	—

Options outstanding, end of period	399,371	15.66

Exercisable, end of period	399,371	15.66

The following summarizes the outstanding and exercisable options at June 30, 2006:

	Option Price Range
	$10.1875 to $13.6875	$14.5700 to $17.8750	Total
Outstanding options:
Number of shares	55,734	343,637	399,371
Weighted-average exercise price	$11.32	$16.36	$15.66
Weighted-average remaining contractual life in years	4.2	3.5	3.6

Exercisable options:
Number of shares	55,734	343,637	399,371
Weighted-average exercise price	$11.32	$16.36	$15.66

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At June 30, 2006, the intrinsic value of options outstanding was $1,787,000. All options outstanding at June 30, 2006, were exercisable. During the six months ended June 30, 2006 and 2005, the Company received proceeds totaling $967,000 and $670,000, respectively, in connection with the exercise of options, of which $174,000 and $501,000 were received during the quarters ended June 30, 2006 and 2005, respectively. The Company issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $429,000 and $260,000, respectively. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was $166,000 and $200,000, respectively.

Pursuant to the 2000 Plan, the Company has granted and issued shares of restricted stock to certain officers, directors and key associates of the Company. The following summarizes the activity for the six months ended June 30, 2006 of such grants.

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, beginning of period	398,441	$17.02
Restricted shares granted	79,500	22.18
Restricted shares vested	(193,252)	17.06
Restricted shares forfeited	—	—

Non-vested restricted shares, end of period	284,689	18.44

In May 2006, the Company accelerated the vesting and immediately vested 33,661 shares of restricted stock held by certain officers and resulted in the recognition of $557,000 of additional compensation expense during the quarter and six months ended June 30, 2006. These shares would have otherwise vested through January 2009.

Compensation expense for the restricted stock which is not tied to performance goals is determined based upon the fair value at the date of grant, assuming a 1.3% forfeiture rate, and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of the Company range from four to seven years and generally vest yearly on a straight line basis. Vesting periods for directors are over a two year period and vest yearly on a straight line basis. Compensation expense for the restricted stock grants whose vesting is contingent upon certain performance goals of the Company is based upon the fair value of the grant calculated by a third party using a Monte Carlo Simulation model coupled with a binomial lattice model using the following assumptions: (i) average interest rate of 4.43%, (ii) $0.01 increase in annual dividend, (iii) expected life of five years, and (iv) volatility of 21.26%. Volatility is based upon the historical volatility of the Company’s stock and other factors. The term is assumed to be the vesting date for each tranche. Vesting of these shares is contingent upon achievement of certain performance goals by January 1, 2010.

The following summarizes other grants made during the six months ended June 30, 2006, pursuant to the 2000 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2000 Plan:
Directors’ fees	6,566	21.94
Deferred Directors’ fees	5,889	22.15

	12,455	22.04

Shares available under the 2000 Plan for grant, end of period	1,168,292

The total compensation cost for share-based payments for the six months ended June 30, 2006 and 2005, totaled $2,580,000 and $849,000, respectively, of such compensation expense $2,037,000 and $501,000 was for the quarter ended June 30, 2006 and 2005, respectively. At June 30, 2006, the Company had $4,253,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2000 Plan. This cost is expected to be recognized over a weighted average period of 3.6 years.

Note 15 - Segment Information:

The Company has identified two primary business segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2006
External revenues	$43,529	$5,535	$—	$49,064
Intersegment revenues	2,911	(88)	(2,823)	—
Earnings from continuing operations	17,691	(3,592)	1,113	15,212
Net earnings	80,201	(1,113)	1,113	80,201
Total assets	1,689,253	205,570	(194,301)	1,700,522

2005
External revenues	$36,797	$4,655	$—	$41,452
Intersegment revenues	597	(34)	(563)	—
Earnings from continuing operations	26,392	10,893	(12,784)	24,501
Net earnings	30,101	10,862	(12,270)	28,693
Total assets	1,506,281	123,975	(128,887)	1,501,369

The following table represents the segment data and reconciliation to the Company’s condensed consolidated totals for the six months ended June 30, (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2006
External revenues	$151,072	$15,275	$—	$166,347
Intersegment revenues	5,220	(124)	(5,096)	—
Earnings from continuing operations	34,818	(4,466)	195	30,547
Net earnings	103,649	(195)	195	103,649
Total assets	1,689,253	205,570	(194,301)	1,700,522

2005
External revenues	$71,404	$7,964	$—	$79,368
Intersegment revenues	1,024	—	(1,024)	—
Earnings from continuing operations	40,472	9,881	(13,166)	37,187
Net earnings	56,105	11,244	(12,652)	54,697
Total assets	1,506,281	123,975	(128,887)	1,501,369

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2005. This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” expect” and “may.”

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

Overview

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the condensed consolidated balance sheet) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its majority owned and controlled subsidiaries. The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of June 30, 2006, the Company owned 607 Investment Properties, with an aggregate gross leasable area of 8,872,000 square feet, which are located in 41 states. In addition to the Investment Properties, as of June 30, 2006, the Company had $8,886,000 and $41,925,000 in structured finance investments and mortgage residual interests, respectively.

As of October 31, 2005, the Inventory Assets were operated through Commercial Net Lease Realty Services, Inc. (“Services”) and its majority owned and controlled subsidiaries. Effective November 1, 2005, Services merged with and into National Retail Properties, Inc., and a former Services subsidiary, CNLRS Exchange I, Inc., became the holding company for the Company’s development and exchange activities. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of June 30, 2006 the NNN TRS owned 24 Development Properties (two completed, 10 under construction and 12 land parcels) and 67 Exchange Properties.

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

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of June 30, 2006. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2006. As the table incorporates only those exposures that exist as of June 30, 2006, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$579,848	$2,615	$20,913	$113,190	$21,800	$21,022	$400,308
Revolving credit facility	149,700	—	—	—	149,700	—	—
Operating lease	11,334	603	1,236	1,273	1,311	1,351	5,560

Total contractual cash obligations(2)	$740,882	$3,218	$22,149	$114,463	$172,811	$22,373	$405,868

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, notes payable and financing lease obligation and excludes unamortized note discounts.
(2)	Excludes $4,178 of accrued interest payable.

In addition to the contractual obligations outlined above, the Company has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded at June 30, 2006
Investment Portfolio	6	$11,173	$7,774
Inventory Portfolio	10	68,297	50,514

	16	$79,470	$58,288

(1)	Including land costs.

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources, cash on hand, borrowings under its revolving credit facility and debt or equity financings.

As of June 30, 2006 the Company had outstanding letters of credit totaling $10,280,000 under its credit facility.

In addition, the Company has one series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”). As of June 30, 2006, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected above.

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

Liquidity / Business Risk Management

The Company’s Investment Properties are generally net leased; therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. The leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the Company’s leases generally provide that the tenant is responsible for roof and structural repairs. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of July 31, 2006, the Company owns nine vacant, unleased Investment Properties which account for approximately 1.6 percent of the total gross leasable area of the Company’s Investment Portfolio and four unleased land parcels. Additionally, less than one percent of the total gross leasable area of the Company’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenants have the right to reject or affirm its leases with the Company.

Dividends. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income tax on income that it distributes to its shareholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends. The Company believes it has been organized as, and its past and present operations qualify the Company as, a real estate investment trust. Additionally, the Company intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its shareholders in the form of dividends. During the six months ended June 30, 2006 and 2005, the Company declared and paid dividends to its common shareholders of $36,813,000 and $33,889,000, respectively or $0.65 per share of common stock.

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of the Company’s preferred stock:

Non-Voting Preferred Stock Issuance	Shares Outstanding At June 30, 2006	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Six Months Ended June 30,
				2006		2005
				Total	Per Share	Total	Per Share
9% Series A	1,781,589	$25	$2.25	$2,004,000	$1.125	$2,004,000	$1.125
6.7% Series B Cumulative Convertible Perpetual (1)	—	2,500	167.50	419,000	41.875	838,000	83.750

(1)	In April 2006, the holder of the Company’s Series B Cumulative Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

Restricted Cash. Restricted cash consists of amounts held in restricted accounts in connection with the sale of certain assets of Orange Avenue Mortgage Investments, Inc. (“OAMI”) to a third party (the “Buyer”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at June 30, 2006 was $34,235,000. The carrying value of $33,959,000 is calculated as the present value of the expected release of monies.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. For the six months ended June 30, 2006, and 2005, the Company generated $4,981,000 and $34,732,000, respectively, of net cash from operating activities. The change in cash provided by operations for the six months ended June 30, 2006 and 2005 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations could be expected to fluctuate in the future.

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and structured finance investments. As of June 30, 2006, there were no material changes in the Company’s indebtedness except as noted below.

Mortgage Payable. In February 2006, upon maturity, the Company repaid the outstanding principal balance of its long-term, fixed rate loan with an original principal balance of $39,450,000, which was secured by a first mortgage on certain of the Company’s Investment Properties. Upon repayment of the loan, the Investment Properties were released from the mortgage. As of December 31, 2005, the outstanding principal balance was $18,538,000.

In May 2006, the Company disposed of the three Investment Properties that were subject to a first mortgage with an original and outstanding principal balance of $95,000,000. Upon disposition of these Investment Properties, the buyers assumed the mortgage.

Payments of principal on the mortgage debt, notes payable and on advances outstanding under the credit facility are expected to be met from borrowings under the credit facility, proceeds from public or private offerings of the Company’s debt or equity securities, the Company’s secured or unsecured borrowings from banks or other lenders or proceeds from the sale of one or more of its properties.

Debt and Equity Securities. The Company has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. The Company has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investors Service and Fitch Ratings on its senior, unsecured debt since 1998. In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by the Company of an indeterminate amount of debt and equity securities.

In February 2006, the Company filed a registration statement permitting up to 12,191,394 shares to be issued under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the six months ended June 30, 2006, the Company received net proceeds totaling $30,231,000 from the issuance of 1,396,396 shares under the plan.

Business Combination. Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the May 2005 acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting. For the six months ended June 30, 2005, the Company recognized $1,467,000 of earnings, of which $342,000 was recognized during the quarter ended June 30, 2005, from the LLCs and is recorded in equity in earnings from unconsolidated affiliates on the condensed consolidated statements of earnings. The Company received $2,749,000 in distributions from the LLCs during the six months ended June 30, 2005.

In May 2005, the Company acquired a 78.9 percent equity interest in OAMI which resulted in an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000 for the quarter and six months ended June 30, 2005. During the quarter ended December 31, 2005, the Company finalized the purchase price allocation based on the fair value of the assets acquired which resulted in a reduction to the extraordinary gain of $4,242,000. The adjustment to the extraordinary gain was recorded in accordance with SFAS No. 141, “Business Combinations.” Additionally, in November 2005, Commercial Net Lease Realty Services, Inc. merged into National Retail Properties, Inc. resulting in a tax benefit of $7,223,000 related to the acquisition of OAMI. The extraordinary gain for the year ended December 31, 2005 related to the OAMI acquisition after all adjustments was $14,786,000.

Also as a result of the acquisition of a 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now part of OAMI in the Company’s condensed consolidated financial statements. Certain officers and directors own preferred shares of OAMI.

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals and recorded an $2,662,000 impairment during the six months ended June 30, 2006, of which $842,000 was recorded during the quarter ended June 30, 2006. Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in shareholders’ equity. The Company had unrealized gains of $300,000 at June 30, 2006.

In 2005 the Company elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets. During the six months ended June 30, 2006, an additional $2,695,000 of OAMI’s tax liability was reduced, of which $1,337,000 was reduced during the quarter ended June 30, 2006 and is included in the income tax benefit on the condensed consolidated statement of earnings.

Notes Receivable. The structured finance investments outstanding at June 30, 2006, bear a weighted average interest rate of 15.4% per annum, of which 10.2% is payable monthly and the remaining 5.2% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between October 2007 and August 2008. The structured finance investments are generally structured as loans secured by the borrowers’ pledge of their respective membership interests in the entities which own real estate. As of June 30, 2006 and December 31, 2005, the outstanding principal balance of the structured finance investments was $8,886,000 and $27,805,000, respectively.

During the six months ended June 30, 2006, the Company entered into structured finance investments of $9,117,000. In addition, the Company received the total outstanding principal of $28,036,000 on its structured finance investments plus accrued interest and prepayment penalties during the six months ended June 30, 2006.

Results of Operations

Property Analysis – Investment Portfolio

General. As of June 30, 2006, the Company owned 607 Investment Properties that are leased primarily to retail tenants. Approximately 98 percent of the gross leasable area of the Company’s Investment Portfolio was leased at June 30, 2006.

The following table summarizes the Company’s Investment Portfolio:

	June 30, 2006	December 31, 2005	June 30, 2005
Investment Properties Owned:
Number	607	524	427
Total gross leasable area (square feet)	8,872,000	9,227,000	8,840,000

Investment Properties Leased:
Number	595	512	418
Total gross leasable area (square feet)	8,731,000	9,066,000	8,731,000
Percent of total gross leasable area	98%	98%	99%
Weighted average remaining lease term (years)	12	11	11

The Company regularly evaluates its (i) Investment Portfolio, (ii) financial position, (iii) market opportunities and (iv) strategic objectives and, based on certain factors, may decide to acquire or dispose of a given property or portfolio of properties.

Property Acquisitions. Property acquisitions are typically funded using funds from the Company’s revolving credit facility, proceeds for debt or equity offerings and to a lesser extent, proceeds generated from the sale of properties. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Acquisitions:
Number of Investment Properties	46	49	86	70
Gross leasable area (square feet)	176,000	439,000	285,000	705,000

Total dollars invested	$99,841	$79,162	$136,133	$126,155

Property Dispositions. The Company typically uses the proceeds from property sales to either pay down the outstanding indebtedness of the Company’s credit facility or reinvest in real estate. The following table summarizes the Investment Properties sold by the Company (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of properties	3	2	6	6
Gross leasable area (square feet)	555,000	70,000	639,000	405,000
Net sales proceeds	$227,876	$1,330	$244,740	$33,162
Net gain	$59,501	$16	$64,452	$9,801

In May 2006, the Company disposed of two office buildings containing an aggregate of 555,000 rentable square feet and a related parking garage with approximately 1,000 parking spaces (“DC Office Properties”). The carrying value of the DC Office Properties was $163,723,000 at December 31, 2005. The sale of the DC Office Properties yielded $227,876,000 of net proceeds and the Company recognized a gain of $59,496,000 on the disposition of these Investment Properties.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified all Investment Properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, as discontinued operations. During the quarter and six months ended June 30, 2006 and 2005, the Company used the proceeds from the sale of Investment Properties to pay down the Company’s credit facility and to reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The Company’s inventory real estate assets are operated through the NNN TRS. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	June 30, 2006	December 31, 2005	June 30, 2005
Development Portfolio:
Completed Inventory Properties	2	1	1
Properties under construction	10	12	11
Land parcels	12	4	4

	24	17	16

Exchange Portfolio:
Inventory Properties	67	46	3

Total Inventory Properties	91	63	19

Property Acquisitions. Inventory Property acquisitions are typically funded using funds from the Company’s credit facility and proceeds from debt or equity offerings.

The following table summarizes the Inventory Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Development Portfolio:
Number of properties acquired	—	3	10	6
Dollars invested (1)	$19,968	$11,636	$46,259	$30,255

Exchange Portfolio:
Number of properties acquired	25	—	45	6
Dollars invested	$41,631	$—	$54,313	$1,966
Total dollars invested in real estate held for sale	$61,599	$11,636	$100,572	$32,221

(1)	Includes dollars invested in projects currently under construction.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development	2	$1,573	3	$2,251	4	$8,334	5	$3,622
Exchange	17	1,468	5	633	24	2,275	8	1,739
Intercompany eliminations	—	88	—	86	—	124	—	139
Minority interest, development	—	(787)	—	—	—	(4,009)	—	—

	19	$2,342	8	$2,970	28	$6,724	13	$5,500

During the quarter and six months ended June 30, 2006, and 2005, the Company used the proceeds from the sale of the Inventory Properties to pay down the Company’s credit facility and to reinvest in real estate.

Revenue From Operations Analysis

General. During the six months ended June 30, 2006, the Company’s revenues increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following table summarizes the Company’s revenues (dollars in thousands):

	Quarter Ended June 30,				Percent Increase (Decrease)	Six Months Ended June 30,				Percent Increase (Decrease)
	2006	2005	2006	2005		2006	2005	2006	2005
			Percent of Total					Percent of Total
Rental income(1)	$33,041	$25,639	86.6%	83.1%	28.9%	$65,315	$50,345	80.1%	86.3%	29.7%
Real estate expense reimbursement from tenants	914	794	2.4%	2.6%	15.1%	1,910	1,807	2.3%	3.1%	5.7%
Gain on disposition of real estate, Inventory Portfolio	563	378	1.5%	1.2%	48.9%	7,007	846	8.6%	1.4%	728.3%
Interest and other income from real estate transactions	1,668	2,124	4.4%	6.9%	(21.5)%	3,127	3,432	3.8%	5.9%	(8.9)%
Interest income on mortgage residual interests	1,947	1,922	5.1%	6.2%	1.3%	4,244	1,922	5.2%	3.3%	120.8%

Total revenues from continuing operations	$38,133	$30,857	100.0%	100.0%	23.6%	81,603	58,352	100.0%	100.0%	39.8%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Revenue From Operations Analysis by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Assets and (ii) earnings from the Company’s Inventory Assets. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The following table summarizes the revenues from continuing operations for the quarters ended June 30 (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
			Percent of Total				Percent of Total
Investment Assets	$34,689	$29,047	91.0%	94.1%	$69,367	$55,466	85.0%	95.1%
Inventory Assets	3,444	1,810	9.0%	5.9%	12,236	2,886	15.0%	4.9%

Total revenues from continuing operations	$38,133	$30,857	100.0%	100.0%	$81,603	58,352	100.0%	100.0%

The Company evaluates its ability to pay dividends to shareholders by considering the combined effect of income from continuing and discontinued operations.

Rental Income. The increase in Rental Income was relatively consistent for both the quarter and six months ended June 30, 2006 compared to the same periods in 2005 and was relatively consistent as a percentage of total revenues from continuing operations. The increase in Rental Income in 2006, as compared to the same periods in 2005 is primarily due to the acquisition of (i) 86 Investment Properties with an aggregate gross leasable area of 285,000 square feet during the six months ended June 30, 2006 (of which 46 Investment Properties with an aggregate gross leasable area of 176,000 square feet were acquired during the quarter ended June 30, 2006) and (ii) the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet during the year ended December 31, 2005, of which 100 Investment Properties with an aggregate gross leasable area of 445,000 square feet were acquired during the six months ended December 31, 2005.

Gain on Disposition of Real Estate Inventory Portfolio. Inventory Properties typically are operating properties and are classified as discontinued operations. The following table summarizes the Inventory Property dispositions included in continuing operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$563	1	$378	2	$7,007	2	$846
Minority interest		(282)		—		(3,504)		—

Total continuing operations	1	$281	1	$378	2	$3,503	2	$846

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and six months ended June 30, 2006 compared to the same periods in 2005. For the quarter and six months ended June 30, 2005, the Company recognized $579,000 and $709,000, respectively, of income in connection with disposition and development services. However, the decrease in interest and other income is partially offset by an increase in interest earned on the structured finance investments. During the six months ended June 30, 2006, the Company recognized interest and other income of $499,000 from prepayment penalties resulting from the principal payments received on certain structured finance investments totaling $28,036,000.

Interest Income from Mortgage Residual Interests. The Company recognizes interest income from mortgage residual interests as a result of its acquisition of 78.9 percent of OAMI in May 2005. As a result, the significant increase in interest income for the six months ended June 30, 2006 is due to the Company’s ownership for the full six months of 2006 versus a partial period in 2005 (see “Business Combinations”).

Expense Analysis

General. During the quarter and six months ended June 30, 2006, operating expenses increased but remained generally proportionate to the Company’s total revenue from continuing operations. The following summarizes the Company’s expenses for the quarters ended June 30 (dollars in thousands):

	2006	2005	Percentage of Total		Percent of Revenues from Continuing Operations		Percentage Increase (Decrease)
			2006	2005	2006	2005
General and administrative	$7,088	$5,739	43.7%	50.6%	18.6%	18.6%	23.5%
Real estate	1,359	996	8.4%	8.8%	3.6%	3.3%	36.4%
Depreciation and amortization	5,358	3,872	33.0%	34.1%	14.1%	12.5%	38.4%
Impairment – real estate	—	741	—	6.5%	—	2.4%	(100.0)%
Impairment – mortgage residual interests	842	—	5.2%	—	2.2%	—	100.0%
Restructuring costs	1,580	—	9.7%	—	4.1%	—	100.0%

Total operating expenses from continuing operations	$16,227	$11,348	100.0%	100.0%	42.6%	36.8%	43.0%

The following summarizes the Company’s expenses for the six months ended June 30 (dollars in thousands):

	2006	2005	Percentage of Total		Percent of Revenues from Continuing Operations		Percentage Increase (Decrease)
			2006	2005	2006	2005
General and administrative	$14,258	$10,518	44.7%	48.7%	17.5%	18.0%	35.6%
Real estate	2,697	2,272	8.5%	10.5%	3.3%	3.9%	18.7%
Depreciation and amortization	10,709	7,497	33.6%	34.7%	13.1%	12.8%	42.8%
Impairment – real estate	—	1,328	—	6.1%	—	2.3%	(100.0)%
Impairment – mortgage residual interests	2,662	—	8.3%	—	3.3%		100.0%
Restructuring costs	1,580	—	4.9%	—	1.9%	—	100.0%

Total operating expenses from continuing operations	$31,906	$21,615	100.0%	100.0%	39.1%	37.0%	47.6%

General and Administrative Expenses. For the quarter and six months ended June 30, 2006, general and administrative expenses increased primarily as a result of (i) an increase in expenses related to personnel and (ii) an increase in professional services provided to the Company. In addition, the increase in general and administrative expenses for the six months ended June 30, 2006 is partially attributable to an increase in lost pursuit costs.

Depreciation and Amortization Expenses. For the quarter and six months ended June 30, 2006, the increase in depreciation and amortization expenses is primarily attributable to the depreciation on (i) the 86 Investment Properties with an aggregate gross leasable area of 285,000 square feet acquired during the six months ended June 30, 2006, of which 46 Investment Properties with an aggregate gross leasable area of 176,000 square feet were acquired during the quarter ended June 30, 2006, and (ii) the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet acquired during the year ended December 31, 2005, of which 100 Investment Properties with an aggregate gross leasable area of 445,000 square feet were acquired during the six months ended December 31, 2005.

Impairments – Real Estate. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.

Impairments – Mortgage Residual Interests. The Company reduced the carrying value of the Residuals during the quarter and six months ended June 30, 2006 based upon the fair value as determined by an independent valuation. The reduction in the Residuals’ value was recorded as an aggregate impairment of $2,662,000 for the six months ended June 30, 2006 of which $842,000 was recorded during the quarter ended June 2006 (see “Business Combinations”). Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in shareholders’ equity. The Company had unrealized gains of $300,000 at June 30, 2006.

Restructuring Costs. During the quarter and six months ended June 30, 2006, the Company recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Analysis of Other Expenses and Revenues

General. During the quarter and six months ended June 30, 2006, the combined interest and other income and interest expense increased but remained generally proportionate to the Company’s total revenue and expenses. The following summarizes the Company’s other expenses (revenues) from continuing operations for the quarters ended June 30 (dollars in thousands):

	2006	2005	Percentage of Total		Percent of Revenues from Continuing Operations		Percentage Increase (Decrease)
			2006	2005	2006	2005
Interest and other income	$(1,015)	$(308)	(9.9)%	(4.2)%	(2.7)%	(1.0)%	229.5%
Interest expense	11,217	7,566	109.9%	104.2%	29.4%	24.5%	48.3%

Total other expenses (revenues) from continuing operations	$10,202	$7,258	100.0%	100.0%	26.7%	23.5%	40.6%

The following summarizes the Company’s other expenses (revenues) from continuing operations for the six months ended June 30 (dollars in thousands):

	2006	2005	Percentage of Total		Percent of Revenues from Continuing Operations		Percentage Increase (Decrease)
			2006	2005	2006	2005
Interest and other income	$(1,831)	$(764)	(8.6)%	(5.7)%	(2.2)%	(1.3)%	139.7%
Interest expense	23,152	14,261	108.6%	105.7%	28.4%	24.4%	62.3%

Total other expenses (revenues) from continuing operations	$21,321	$13,497	100.0%	100.0%	26.2%	23.1%	58.0%

Interest and Other Income. During the quarter ended June 30, 2006, interest and other income increased due to the increase in interest earned on restricted cash. However, interest and other income remained generally proportionate to the Company’s total revenue and expense.

Interest Expense. The increase in interest expense for the quarter and six months ended June 30, 2006, over the quarter and six months ended June 30, 2005 was primarily due to a $297,910,000 increase in the weighted average long-term debt outstanding for the six months ended June 30, 2006. The increase in the weighted average long-term debt outstanding included (i) the $30,000,000 secured notes payable assumed in May 2005 in connection with the 78.9 percent equity interest in OAMI, and (ii) the $150,000,000 of notes payable issued in November 2005 with an effective interest rate of 6.185% due in December 2015 which was primarily used to acquire properties. However, the increase in weighted average long-term debt outstanding was partially offset by the maturity of a mortgage with a 7.435% interest rate which had an outstanding principal balance of $18,538,000 at December 31, 2005.

Unconsolidated Affiliates

During the six months ended June 30, 2006 and 2005, the Company recognized equity in earnings of unconsolidated affiliates of $195,000, and $1,081,000, respectively, of which $228,000 and $100,000, was recognized during the quarters ended June 30, 2006 and 2005, respectively. The decrease in equity in earnings of unconsolidated affiliates for the six months ended June 30, 2006, was primarily attributable to a decrease in the income earned on investments in mortgage residual interests as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005. The Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as a part of OAMI in the Company’s condensed consolidated financial statements.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related to any Investment Property that was held for sale at June 30, 2006. The Company also classified the revenues and expenses of its Inventory Properties that were sold which generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale which generated rental revenues as of June 30, 2006. The following table summarizes the earnings from discontinued operations for each of the quarters ended June 30 (dollars in thousands):

	2006			2005
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	3	$59,501	$62,510	2	$16	$2,301
Inventory Portfolio, net of minority interest	18	2,061	2,479	7	2,592	1,891

	21	$61,562	$64,989	9	$2,608	$4,192

The following table summarizes the earnings from discontinued operations for each of the six months ended June 30 (dollars in thousands):

	2006			2005
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	6	$64,452	$68,831	6	$9,801	$14,225
Inventory Portfolio, net of minority interest	26	3,221	4,271	11	4,654	3,285

	32	$67,673	$73,102	17	$14,455	$17,510

The Company occasionally sells investment properties and may reinvest the proceeds of the sales to purchase new properties. The Company evaluates its ability to pay dividends to shareholders by considering the combined effect of income from continuing and discontinued operations.

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

The Company had no outstanding derivatives as of June 30, 2006 or December 31, 2005.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of June 30, 2006 and December 31, 2005. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of June 30, 2006. As the table incorporates only those exposures that exist as of June 30, 2006, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt (2) (3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2006	—	—	865	7.12%	—	—	—	—
2007	—	—	8,413	7.12%	—	—	12,250	10.00%
2008	—	—	1,190	7.04%	99,939	7.16%	14,000	10.00%
2009	170,500	5.67%	1,000	7.02%	—	—	—	—
2010	—	—	1,022	7.01%	19,934	8.60%	—	—
Thereafter	—	—	24,268	7.00%	375,102	6.21%	—	—

Total	$170,500	5.67%	36,758	7.12%	494,975	6.50%	$26,250	10.00%

Fair Value:
June 30, 2006	$170,500	5.67%	36,758	7.12%	495,249	6.50%	$26,250	10.00%

December 31, 2005	$183,100	4.81%	$151,133	6.18%	$520,144	6.50%	$28,250	10.00%

(1)	The credit facility interest rate varies based upon a tiered rate structure ranging from 70 to 135 basis points above LIBOR based upon the debt rating of the Company. The term note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company. The weighted average interest rates shown represent the rates at the end of the period.
(2)	Includes Company’s notes payable, net of unamortized note discounts.
(3)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

The Company is also exposed to market risks related to the Company’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $41,925,000 and $55,184,000 as of June 30, 2006 and December 31, 2005, respectively. Unrealized gains and losses are reported as other comprehensive income in shareholders’ equity. Losses are considered permanent and reported as an impairment if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2006 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. As a result of the Company’s sale of two single-tenant office buildings and a related parting garage in the Washington, D.C. metropolitan area (the “DC Office Properties”) in May 2006, the following updates certain disclosure from Item 1A. Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”), and should be read in conjunction with those risk factors.

The “Loss of revenues from tenants would reduce the Company’s cash flow” risk factor in the Form 10-K is replaced in its entirety with the following:

Loss of revenues from tenants would reduce the Company’s cash flow. The Company had no tenant that accounted for over 10 percent of the annualized base rental income from the Company’s Investment Properties, or base rent, as of June 30, 2006. However, the Company’s five largest tenants – Susser (Circle K), CVS, Best Buy, Uni-Mart and Barnes and Noble, accounted for an aggregate of approximately 26 percent of the Company’s base rent as of June 30, 2006. The default, financial distress or bankruptcy of one or more of the Company’s tenants could cause substantial vacancies among the Company’s investment properties. Vacancies reduce the Company’s revenues until the Company is able to re-lease the affected properties and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the Company may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such releasing.

The “Risks associated with the Company’s August 2003 acquisition of two single-tenant office buildings and a related parking garage in the Washington, D.C. metropolitan area (“DC Office Properties”)” risk factors in the Form 10-K are deleted in their entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 11, 2006, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting two proposals were considered.

First, the following nominees were elected to the Board of Directors of the Company: G. N. Beckwith III (51,270,968 for and 245,196 withheld), Kevin B. Habicht (49,782,337 for and 1,733,826 withheld), Clifford R. Hinkle (51,076,238 for and 439,925 withheld), Richard B. Jennings (50,726,622 for and 789,541 withheld), Ted B. Lanier (50,327,697 for and 1,188,466 withheld), Robert C. Legler (51,292,640 for and 223,523 withheld), Craig Macnab (51,018,446 for and 497,717 withheld), Robert Martinez (50,645,617 for and 870,546 withheld).

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits.

The following exhibits are filed as a part of this report.

	2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

		2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

		2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

		2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

		2.4	Real Estate Purchase Contract dated February 9, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

		2.5	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

		2.6	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

		2.7	Third Amendment to Real Estate Purchase Contract, dated April 16, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

		2.8	Fourth Amendment to Real Estate Purchase Contract, dated May 10, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

		2.9	Fifth Amendment to Real Estate Purchase Contract, dated May 12, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	3.4	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

	4.16	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

10.	Material Contracts

	10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed herewith).

	10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

	10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 3rd day of August, 2006.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP and Director

EXHIBIT INDEX

Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

	2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

	2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

	2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

	2.4	Real Estate Purchase Contract dated February 9, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

	2.5	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

	2.6	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

	2.7	Third Amendment to Real Estate Purchase Contract, dated April 16, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

	2.8	Fourth Amendment to Real Estate Purchase Contract, dated May 10, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

	2.9	Fifth Amendment to Real Estate Purchase Contract, dated May 12, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

	3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

	3.4	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Form of Indenture dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (the Series A Preferred Stock) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.13	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.14	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

	4.16	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

10.	Material Contracts

	10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed herewith).

	10.4	Employment Agreement dated February 1, 2003, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.4 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.5	Employment Agreement dated January 1, 2003, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.5 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

	10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).