Form 10-Q
period 2006-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2006-11-06
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b 2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

59,036,098 shares of Common Stock, $0.01 par value, outstanding as of October 30, 2006.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization:
Held for investment	$1,347,432	$1,290,748
Held for sale	6,614	7,645
Accounted for using the direct financing method:
Held for investment	86,467	91,445
Held for sale	3,281	4,259
Real estate, Inventory Portfolio, held for sale	199,123	131,074
Mortgages, notes and accrued interest receivable, net of allowance of $634 and $676, respectively	23,269	51,086
Mortgage residual interests	32,130	55,184
Cash and cash equivalents	9,211	8,234
Restricted cash	36,980	30,191
Receivables, net of allowance of $704 and $847, respectively	8,989	8,547
Accrued rental income, net of allowance of $2,358 and $2,057, respectively	27,894	27,999
Debt costs, net of accumulated amortization of $10,838 and $9,567, respectively	8,681	6,096
Other assets	29,345	20,908

Total assets	$1,819,416	$1,733,416

LIABILITIES AND SHAREHOLDERS’ EQUITY
Line of credit payable	$78,800	$162,300
Mortgages payable	36,331	151,133
Notes payable – secured	26,250	28,250
Notes payable – convertible	172,500	—
Notes payable, net of unamortized discount of $1,032 and $1,133, respectively, and an unamortized interest rate hedge gain of $3,653 at December 31, 2005	489,768	493,321
Financing lease obligation	26,041	26,041
Accrued interest payable	7,802	5,539
Other liabilities	26,247	20,058
Income tax liability	7,973	13,748

Total liabilities	871,712	900,390

Minority interest	3,247	4,939

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding at December 31, stated liquidation value of $2,500 per share	—	25,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 58,620,316 and 55,130,876 shares issued and outstanding September 30 and December 31, respectively	586	551
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	850,788	778,485
Retained earnings (deficit)	44,912	(20,489)
Accumulated other comprehensive income	3,631	—

Total shareholders’ equity	944,457	828,087

	$1,819,416	$1,733,416

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$32,194	$24,235	$91,188	$68,012
Earned income from direct financing leases	2,230	2,366	6,703	7,138
Contingent rental income	58	19	569	468
Real estate expense reimbursement from tenants	1,126	779	2,958	2,511
Interest and other income from real estate transactions	665	1,507	3,783	4,941
Interest income on mortgage residual interests	1,693	2,797	5,937	4,719

	37,966	31,703	111,138	87,789

Gross proceeds from the disposition of real estate, Inventory Portfolio	463	1,900	21,915	6,539
Costs of the disposition of real estate, Inventory Portfolio	(355)	(2,038)	(14,799)	(5,831)

Gain (loss) from the disposition of real estate, Inventory Portfolio	108	(138)	7,116	708

Operating expenses:
General and administrative	4,663	6,463	18,916	16,981
Real estate	1,452	1,196	4,029	3,362
Depreciation and amortization	5,788	4,412	16,320	11,747
Impairment – real estate, Investment Portfolio	—	344	—	1,673
Impairment – mortgage residual interests valuation adjustment	6,116	—	8,779	—
Restructuring costs	—	—	1,580	—

	18,019	12,415	49,624	33,763

Earnings from operations	20,055	19,150	68,630	54,734

Other expenses (revenues):
Interest and other income	(836)	(487)	(2,667)	(1,252)
Interest expense	12,078	8,790	35,387	23,051

	11,242	8,303	32,720	21,799

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliates	8,813	10,847	35,910	32,935

Income tax benefit	3,301	432	8,725	1,378
Minority interest	1,705	223	(1,587)	239
Equity in earnings (loss) of unconsolidated affiliates	(76)	111	119	1,291

Earnings from continuing operations	13,743	11,613	43,167	35,843
Earnings from discontinued operations:
Real estate, Investment Portfolio	5,820	762	75,779	16,140
Real estate, Inventory Portfolio, net of income tax expense and minority interest	1,892	4,155	6,158	7,440

	7,712	4,917	81,937	23,580

Earnings before extraordinary gain	21,455	16,530	125,104	59,423
Extraordinary gain, net of income tax expense	—	—	—	11,805

Net earnings	21,455	16,530	125,104	71,228
Series A preferred stock dividends	(1,002)	(1,002)	(3,006)	(3,006)
Series B convertible preferred stock dividends	—	(418)	(419)	(1,256)

Net earnings available to common shareholders – basic	20,453	15,110	121,679	66,966
Series B convertible preferred stock dividends, if dilutive	—	—	419	1,256

Net earnings available to common shareholders – diluted	$20,453	$15,110	$122,098	$68,222

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings per share of common stock:
Basic:
Continuing operations	$0.22	$0.19	$0.70	$0.60
Discontinued operations	0.13	0.09	1.44	0.45
Extraordinary gain	—	—	—	0.22

Net earnings	$0.35	$0.28	$2.14	$1.27

Diluted:
Continuing operations	$0.22	$0.19	$0.70	$0.61
Discontinued operations	0.13	0.09	1.42	0.43
Extraordinary gain	—	—	—	0.22

Net earnings	$0.35	$0.28	$2.12	$1.26

Weighted average number of common shares outstanding:
Basic	57,998,523	53,651,776	56,919,808	52,596,163

Diluted	58,225,055	53,901,276	57,675,831	54,122,139

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$125,104	$71,228
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	2,734	1,017
Depreciation and amortization	17,854	15,891
Impairment – real estate	693	3,728
Impairment – mortgage residual interests valuation adjustment	8,779	—
Amortization of notes payable discount	101	76
Amortization of deferred interest rate hedge gains	(258)	(243)
Equity in earnings of unconsolidated affiliates	(119)	(1,291)
Distributions received from unconsolidated affiliates	877	3,293
Minority interests	2,546	5,821
Gain on disposition of real estate, Investment Portfolio	(68,401)	(9,712)
Extraordinary gain, net of income tax expense	—	(11,805)
Deferred income taxes	(6,776)	(352)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(127,784)	(64,033)
Proceeds from disposition of real estate, Inventory Portfolio	58,942	52,225
Gain on disposition of real estate, Inventory Portfolio	(11,241)	(17,080)
Decrease in real estate leased to others using the direct financing method	2,280	2,176
Increase in work in process	(2,346)	(514)
Decrease in mortgages, notes and accrued interest receivable	1,040	110
Decrease (increase) in receivables	(433)	4,356
Decrease in mortgage residual interests	14,510	8,493
Decrease (increase) in accrued rental income	(4,948)	1,084
Decrease (increase) in other assets	1,544	(1,025)
Increase in accrued interest payable	2,262	888
Increase (decrease) in other liabilities	2,568	(631)
Increase (decrease) in current tax liability	1,001	(999)

Net cash provided by operating activities	20,529	62,701

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	170,059	35,867
Additions to real estate, Investment Portfolio, accounted for using the operating method	(251,386)	(112,128)
Investment in direct financing leases	(1,449)	(310)
Increase in mortgages and notes receivable	(11,011)	(16,028)
Mortgage and notes payments received	37,599	14,384
Business combinations, net of cash acquired	—	19,610
Restricted cash	(6,789)	(26,500)
Payment of lease costs	(1,645)	(599)
Other	520	(963)

Net cash used in investing activities	$(64,102)	$(86,667)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from financing activities:
Proceeds from line of credit payable	$324,700	$187,200
Repayment of line of credit payable	(408,200)	(84,300)
Repayment of mortgages payable	(19,802)	(5,734)
Proceeds from notes payable – convertible	172,500	—
Repayment of notes payable – secured	(2,000)	—
Repayment of notes payable	—	(9,400)
Payment of debt costs	(3,864)	—
Proceeds from issuance of common stock	44,607	7,724
Payment of Series A Preferred Stock dividends	(3,006)	(3,006)
Payment of Series B Convertible Preferred Stock dividends	(419)	(1,256)
Payment of common stock dividends	(56,273)	(51,399)
Minority interest distributions	(3,592)	(5,948)
Minority interest contributions	2	—
Stock issuance costs	(103)	(6)

Net cash provided by financing activities	44,550	33,875

Net increase in cash and cash equivalents	977	9,909
Cash and cash equivalents at beginning of period	8,234	1,947

Cash and cash equivalents at end of period	$9,211	$11,856

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$36,547	$26,217

Taxes paid	$816	$3,594

Supplemental disclosure of non-cash investing and financing activities:
Issued 79,500 and 103,400 shares of restricted common stock in 2006 and 2005, respectively, pursuant to the Company’s 2000 Performance Incentive Plan	$1,763	$1,951

Converted 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	$25,000	$—

Issued 30,979 shares of common stock in 2006 pursuant to the Company’s Deferred Director Fee Plan	$621	$—

Issued 10,318 shares of common stock in 2006 to directors pursuant to the Company’s 2000 Performance Incentive Plan	$223	$—

Note and mortgage notes accepted in connection with real estate transactions	$—	$1,015

Mortgage note received in connection with real estate disposition	$—	$1,400

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”)	$—	$31,160

Disposition of real estate and transfer of related mortgage payable	$95,000	$406

Transfer of six real estate properties from Inventory Portfolio to Investment Portfolio	$12,933	$—

Surrender 28,535 shares of restricted common stock in 2005	$—	$431

Change in other comprehensive income	$3,631	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the condensed consolidated balance sheet), and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned qualified REIT subsidiaries. The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of September 30, 2006, the Company owned 691 Investment Properties, with an aggregate gross leasable area of 9,324,000 square feet, which are located in 45 states. In addition to the Investment Properties, as of September 30, 2006, the Company had $7,587,000 and $32,130,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (the “Inventory Properties” or “Inventory Portfolio”). As of September 30, 2006, the NNN TRS owned 102 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. Amounts as of December 31, 2005, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended December 31, 2005.

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

The NNN TRS develops real estate through various joint venture development affiliate agreements. The NNN TRS consolidates the joint venture development entities listed in the table below based upon either the Company being the primary beneficiary of the respective variable interest entity or the Company having a controlling interest over the respective entity. The Company eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments entered into during the nine months ended September 30, 2006:

Date of Agreement	Entity Name	Ownership %
February 2006	CNLRS BEP, L.P.	50%
February 2006	CNLRS Rockwall, L.P.	50%
September 2006	NNN Harrison Crossing, L.P.	50%
September 2006	CNLRS RGI Bonita Springs, LLC	50%

The Company holds a variable interest in, but is not the primary beneficiary of, CNL Plaza Ltd., a variable interest entity. The Company’s maximum exposure to loss as a result of its involvement with CNL Plaza Ltd. as of September 30, 2006, is $4,589,000. As of September 30, 2006, CNL Plaza, Ltd. had total assets and liabilities of $54,084,000 and $61,540,000, respectively.

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

Real Estate – Investment Portfolio – For purchases of real estate that were consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases and the value of tenant relationships, based in each case on their relative fair values.

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

The value of tenant relationship is reviewed on individual transactions to determine if future value was derived from the acquisition.

The Company reviews long-lived assets, including identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. If the Company determines that the carrying amount is impaired, the long-lived assets are written down to their fair value with a corresponding charge to earnings.

Real Estate – Inventory Portfolio – The NNN TRS acquires, develops and owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to resell the properties that have been, or are currently being, constructed by the NNN TRS. The NNN TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the NNN TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the NNN TRS classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated (see Note 14). When real estate held for sale is disposed of, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in earnings.

Real Estate Dispositions – When real estate is disposed of, the related cost, any accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. Gains from disposition of real estate are generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of the sale and any subsequent involvement by the Company with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and the Company no longer has a continuing obligation to provide services to the former tenants.

Mortgage Residual Interests, at Fair Value – Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in shareholders’ equity. The mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. The Company recognizes the excess of all cash flows attributable to the mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value. Certain of the mortgage residual interests have been pledged as security for notes payable.

Other Comprehensive Income – The components for other comprehensive income for the nine months ended September 30, 2006 (dollars in thousands):

Balance at beginning of period	$—
Treasury lock – gain on swaps(1)	4,148
Treasury lock – amortization	(752)
Mortgage residual interests unrealized gain(2)	235

Balance at end of period	$3,631

(1)	Fair value of interest rate swaps reclassified from the Company’s unsecured notes payable from the unamortized interest rate hedge gain resulting from the termination of the $94,000,000 swap in June 2004.
(2)	Unrealized gain on mortgage residual interests based upon a third party valuation analysis.

The Company’s total comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$21,455	$16,530	$125,104	$71,228
Other comprehensive income	(152)	—	3,631	1,254

Total comprehensive income	$21,303	$16,530	$128,735	$72,482

Revenue Recognition – Rental revenues for non-development real estate assets are recognized when earned in accordance with SFAS No. 13, “Accounting For Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding	58,283,212	53,939,449	57,185,486	52,851,636
Unvested restricted stock	(284,689)	(287,673)	(265,678)	(255,473)

Weighted average number of common shares outstanding used in basic earnings per share	57,998,523	53,651,776	56,919,808	52,596,163

Weighted average number of common shares outstanding used in basic earnings per share	57,998,523	53,651,776	56,919,808	52,596,163
Effect of dilutive securities:
Restricted stock	102,629	101,501	85,290	90,212
Common stock options	93,707	136,224	107,428	131,846
Directors’ deferred fee plan	30,196	11,775	27,695	9,922
Assumed conversion of Series B Convertible Preferred Stock to common stock	—	—	535,610	1,293,996

Weighted average number of common shares outstanding used in diluted earnings per share	58,225,055	53,901,276	57,675,831	54,122,139

The Series B Convertible Preferred Shares were not included in computing diluted earnings per common share for the quarter ended September 30, 2005 because their effects would be dilutive. In April 2006, the Series B Convertible Preferred Shares were converted into 1,293,996 shares of common stock and therefore are included in the computation of both basic and diluted weighted average number of shares outstanding. In addition, the potential dilutive shares related to the 2026 convertible notes payable were not included in computing earnings per common share because their effects would be dilutive.

Stock-Based Compensation – On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, the Company will estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. Adoption of SFAS 123R did not have a significant impact on the Company’s earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the quarter and nine months ended September 30, 2006.

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

The Company and the NNN TRS have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes (See “Real Estate - Inventory Portfolio”). All provisions for federal income taxes in the accompanying condensed consolidated financial statements are attributable to the NNN TRS and to OAMI’s built-in-gain tax liability.

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

New Accounting Standards – In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of applying the various provisions of FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining its materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality,” (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 will not have a significant impact on the financial position or results of operations of the Company.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands the disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of the SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial position or results of operations.

Use of Estimates – The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include impairments and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on shareholders’ equity or net earnings.

Note 2 – Real Estate – Investment Portfolio:

Leases – As of September 30, 2006, 637 of the Investment Property leases have been classified as operating leases and 67 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 43 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2006 and 2026) and provide for minimum rentals. In addition, the majority of the leases provide for contingent rentals and/or scheduled rent increases over the terms of the leases. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of September 30, 2006, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Held for Investment – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Land	$656,607	$569,484
Buildings and improvements	767,552	796,744
Leasehold interests	2,532	2,532

	1,426,691	1,368,760
Less accumulated depreciation and amortization	(81,983)	(79,067)

	1,344,708	1,289,693
Work in progress	4,307	3,012

	1,349,015	1,292,705
Less impairment	(1,583)	(1,957)

	$1,347,432	$1,290,748

In connection with the development of the nine Investment Properties, the Company has agreed to fund construction commitments of $28,099,000, of which $16,262,000, including land costs, has been funded as of September 30, 2006.

In May 2006, the Company disposed of two office buildings containing an aggregate of 555,000 rentable square feet and a related parking garage with approximately 1,000 parking spaces (“DC Office Properties”). The carrying value of the DC Office Properties was $163,723,000 at December 31, 2005. The sale of the DC Office Properties yielded $227,876,000 of proceeds which included the assumption of a $95,000,000 mortgage secured by the DC Office Properties and the Company recognized a gain of $59,496,000 during the nine months ended September 30, 2006.

Held for Sale – Accounted for Using the Operating Method – The Investment Portfolio included certain properties that were held for sale, which consisted of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Land	$5,088	$5,805
Buildings and improvements	1,972	2,546

	7,060	8,351
Less accumulated depreciation and amortization	(173)	(130)

	6,887	8,221
Less impairment	(273)	(576)

	$6,614	$7,645

Held for Sale – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases that were held for sale (dollars in thousands):

	September 30, 2006	December 31, 2006
Minimum lease payments to be received	$4,793	$6,484
Estimated unguaranteed residual values	1,017	1,290
Less unearned income	(2,529)	(3,515)

Net investment in direct financing leases	$3,281	$4,259

Impairments – As a result of the Company’s review of long lived assets including identifiable intangible assets, for impairment, the Company recognized the following impairments:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Continuing operations:
Real estate	$—	$344	$—	$344
Intangibles(1)	—	—	—	1,328

	—	344	—	1,672
Discontinued operations:
Real estate	273	78	693	2,056

	$273	$422	$693	$3,728

(1)	Included in Other Assets on the Condensed Consolidated Balance Sheets

Note 3 – Real Estate – Inventory Portfolio:

As of September 30, 2006, the Company owned 102 Inventory Properties: 74 completed inventory, 10 under construction and 18 land parcels. As of December 31, 2005, the Company owned 63 Inventory Properties: 47 completed inventory, 12 under construction and four land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Inventory:
Land	$42,170	$26,430
Building	73,971	37,081

	116,141	63,511
Construction Projects:
Land	59,171	44,168
Work in process	23,811	23,395

	82,982	67,563

	$199,123	$131,074

In connection with the development of 10 of the Inventory Properties, the Company has agreed to fund construction commitments of $44,092,000, of which $35,527,000, including land costs, has been funded as of September 30, 2006.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$108	1	$(138)	3	$7,116	3	$708
Minority interest		—		—		(3,504)		—

Total continuing operations		108		(138)		3,612		708

Discontinued operations	17	399	4	11,292	43	4,001	15	15,807
Intersegment eliminations		—		426		124		565
Minority interest		—		(5,393)		(505)		(5,393)

Total discontinued operations		399		6,325		3,620		10,979

	18	$507	5	$6,187	46	$7,232	18	$11,687

Note 4 – Investments in Unconsolidated Affiliate:

In May 2002, the Company purchased a combined 25 percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $750,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company has severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. The maximum obligation of the Company under this guarantee is $5,834,000, plus interest. Interest accrues based on a tiered rate structure with a maximum of 300 basis points above LIBOR (the current rate is 175 basis points above LIBOR). This guarantee will continue through the loan maturity in December 2010. The fair value of the Company’s guarantee is $47,000. During the nine months ended September 30, 2006 and 2005, the Company received $877,000 and $396,000, respectively, in distributions from Plaza. For the nine months ended September 30, 2006, the Company recognized earnings of $119,000, of which a loss of $76,000 was recognized during the quarter ended September 30, 2006. For the nine months ended September 30, 2005 the Company recognized a loss from Plaza of $136,000, of which a loss $53,000 was recognized during the quarter ended September 30, 2005.

Note 5 – Business Combination:

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect minority shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the May 2005 acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting. For the nine months ended September 30, 2005, the Company recognized $1,467,000 of earnings. The Company did not recognize earnings from the LLCs during the quarter ended September 30, 2005. The Company received $2,749,000 in distributions from the LLCs during the nine months ended September 30, 2005.

In May 2005, the Company acquired a 78.9 percent equity interest in OAMI which resulted in an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000 for the nine months ended September 30, 2005. During the quarter ended December 31, 2005, the Company finalized the purchase price allocation based on the fair value of the assets acquired which resulted in a reduction to the extraordinary gain of $4,242,000. The adjustment to the extraordinary gain was recorded in accordance with SFAS No. 141, “Business Combinations.” Additionally, in November 2005, Commercial Net Lease Realty Services, Inc. merged into National Retail Properties, Inc. resulting in a tax benefit of $7,223,000 related to the acquisition of OAMI. The extraordinary gain for the year ended December 31, 2005 related to the OAMI acquisition after all adjustments was $14,786,000.

Also as a result of the acquisition of a 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now part of OAMI in the Company’s condensed consolidated financial statements. Certain officers and directors own preferred shares of OAMI.

Note 6 – Notes Receivable:

The structured finance investments bear a weighted average interest rate of 15.3% per annum, of which 10.0% is payable monthly and the remaining 5.3%, accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between November 2007 and August 2008. The structured finance investments are generally structured as loans secured by the borrowers’ pledge of their respective membership interests in the entities which own real estate. As of September 30, 2006 and December 31, 2005, the outstanding principal balance of the structured finance investments was $7,587,000 and $27,805,000, respectively.

During the nine months ended September 30, 2006, the Company entered into structured finance investments of $9,117,000. In addition, the Company received principal payments of $29,335,000 on certain structured finance investments plus accrued interest and prepayment penalties during the nine months ended September 30, 2006.

Note 7 – Mortgage Residual Interests:

OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations (See Note 5 – Business Combination). The following table summarizes the investment interests in each of the transactions:

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

Each of the Residuals is recorded at fair value based upon a third party valuation. Unrealized gains and losses are reported as other comprehensive income in shareholders’ equity, and permanent losses as a result of a change in the timing or amount of estimated cash flows are recorded as an impairment. As a result of the increase in historical prepayments of the underlying loans of the Residuals, the third party valuation increased the average life equivalent Constant Prepayment Rate (“CPR”) speeds assumption from a range of 18.7% to 22.9% up to a range of 39.2% to 47.8%. The effect of the change in the assumption of future prepayments as well as the actual prepayments received during the nine months ended September 30, 2006, resulted in the Company recognizing a valuation impairment of $8,779,000 for the nine months ended September 30, 2006, of which $6,116,000 was recorded during the quarter ended September 30, 2006. In addition, the Company had $235,000 of unrealized gains recorded in other comprehensive income at September 30, 2006.

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

Note 9 – Notes Payable – Convertible:

In September 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $150,000,000 of 3.95% convertible senior notes due September 2026 (with a 2011 put option). Subsequently, the Company issued an additional $22,500,000 in connection with the underwriters’ over-allotment option (collectively, the

“Convertible Notes”). The Convertible Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Convertible Notes were sold at par with interest payable semi-annually commencing on March 15, 2007 (effective interest rate of 3.95%).

The notes are convertible, at the option of the holder, at any time on or after September 15, 2025. Prior to September 15, 2025, holders may convert their Convertible Notes under certain circumstances. The initial conversion rate per $1,000 principal amount of Convertible Notes is 40.9015 shares of the Company’s common stock. This is equivalent to an initial conversion price of $24.4490 per share of common stock, which represents a 15% premium over the $21.26 closing price of the Company’s common stock at the time the transaction was priced. The initial conversion rate is subject to adjustment in certain circumstances. Upon conversion of each $1,000 principal amount of Convertible Notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, common stock or a combination thereof.

The Convertible Notes are redeemable at the option of the Company, in whole or in part, on or after September 20, 2011 for cash equal to 100% of the principal amount of the Convertible Notes being redeemed plus unpaid interest accrued to, but not including, the redemption date. In addition, on September 20, 2011, September 15, 2016 and September 15, 2021 note holders may require the Company to repurchase the notes for cash equal to the principal amount of the Convertible Notes to be repurchased plus accrued interest thereon.

In connection with the issuance of the Convertible Notes, the Company incurred debt issuance costs totaling $3,850,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the period of the earliest put option of the holder, September 20, 2011 using the effective interest method.

Note 10 – Common Stock:

During the nine months ended September 30, 2006, the Company issued 2,002,904 shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $42,674,000.

During the nine months ended September 30, 2006 and 2005, the Company declared and paid dividends to its common shareholders of $56,273,000 and $51,399,000, respectively, or $0.985 and $0.975 per share, respectively, of common stock.

Note 11 – Preferred Stock:

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of the Company’s preferred stock:

Non-Voting Preferred Stock Issuance	Shares Outstanding At September 30, 2006	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)
				Dividends Declared and Paid For the Nine Months Ended September 30,
				2006		2005
				Total	Per Share	Total	Per Share
9% Series A	1,781,589	$25.00	$2.25	$3,006,000	$1.6875	$3,006,000	$1.6875
6.7% Series B Perpetual (1)	—	$2,500.00	167.50	419,000	41.875	1,256,000	$125.625

(1)	In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

Note 12 – Restructuring Costs:

During the nine months ended September 30, 2006, the Company recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with the workforce reduction in April 2006.

Note 13 – Income Taxes:

For income tax purposes, the Company has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, the Company has its 78.9 percent equity interest in OAMI which the Company has consolidated in its financial statements as a result of the Company’s acquisition in May 2005. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets. The Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the quarters ended September 30, 2006 and 2005 and the statutory rates, relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005
Temporary differences:
Built-in-gain	$(10,475)	$(14,551)
Depreciation	(530)	(315)
Stock based compensation	90	35
Other	279	(180)
Net operating loss carryforward	2,945	544

Net deferred income tax asset (liability)	$(7,691)	$(14,467)
Current income tax asset (payable)	(282)	719

Income tax asset (liability)	$(7,973)	$(13,748)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s taxable REIT subsidiaries. The net operating loss carryforwards completely expire in 2026. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of September 30, 2006. The income tax (expense) benefit consists of the following components (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings (loss) before income taxes	$19,312	$18,640	$120,146	$81,625
Provision for income taxes: benefit (expense)
Current:
Federal	(61)	(1,438)	(1,454)	(2,135)
State and local	(11)	(270)	(273)	(401)
Deferred:
Federal	1,715	(339)	5,186	(537)
Extraordinary Gain - Federal	—	—	—	(6,081)
State and local	500	(63)	1,499	(101)
Extraordinary Gain - State	—	—	—	(1,142)

Total provision for income taxes	2,143	(2,110)	4,958	(10,397)

Total net earnings	$21,455	$16,530	$125,104	$71,228

In 2005 the Company elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets. During the nine months ended September 30, 2006, an additional $4,076,000 of OAMI’s tax liability was reduced, of which $1,381,000 was reduced during the quarter ended September 30, 2006, and is included in the income tax benefit on the condensed consolidated statement of earnings.

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests that expired subsequent to December 31, 2001, the effective date of SFAS No. 144 and (ii) any Investment Property that was held for sale as of September 30, 2006, as discontinued operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$1,756	$2,858	$12,494	$16,412
Earned income from direct financing leases	109	283	393	854
Contingent rental income	—	1	—	2
Real estate expense reimbursement from tenants	6	405	792	1,710
Interest and other income from real estate transactions	57	30	255	233

	1,928	3,577	13,934	19,211

Operating expenses:
General and administrative	—	(230)	103	(129)
Real estate	21	1,074	2,411	4,552
Depreciation and amortization	73	2,065	1,533	4,123
Impairment – real estate	273	78	693	2,056

	367	2,987	4,740	10,602

Other expenses (revenues):
Interest	(143)	(261)	1,816	2,181

Earnings before gain on disposition of real estate and loss on extinguishment of mortgage payable	1,704	851	7,378	6,428
Gain (loss) on disposition of real estate	4,116	(89)	68,568	9,712
Loss on extinguishment of mortgage payable	—	—	(167)	—

Earnings from discontinued operations	$5,820	$762	$75,779	$16,140

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $693,000 and $2,056,000 impairment in discontinued operations during the nine months ended September 30, 2006 and 2005, respectively, of which $273,000 and $78,000 was recognized during quarters ended September 30, 2006 and 2005, respectively.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of September 30, 2006, as discontinued operations.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income from operating leases	$2,643	$244	$6,646	$1,388
Contingent rental income	—	6	—	6
Real estate expense reimbursement from tenants	63	—	213	39
Interest and other from real estate transactions	—	614	—	805

	2,706	864	6,859	2,238

Gross proceeds from the disposition of real estate, Inventory Portfolio	24,503	33,534	51,755	55,458
Costs of the disposition of real estate, Inventory Portfolio	(24,104)	(21,816)	(47,630)	(39,086)

Gain from the disposition of real estate, Inventory Portfolio	399	11,718	4,125	16,372

Operating expenses:
General and administrative	(30)	20	27	33
Real estate	97	36	236	172
Depreciation and amortization	—	—	—	21

	67	56	263	226

Other expenses (revenues):
Interest	(147)	186	(163)	706
Earnings before income tax expense and minority interest	3,185	12,340	10,884	17,678
Income tax expense	(1,158)	(2,542)	(3,767)	(4,552)
Minority interest	(135)	(5,643)	(959)	(5,686)

Earnings from discontinued operations	$1,892	$4,155	$6,158	$7,440

Note 15– Performance Incentive Plan:

The Company’s 2000 Performance Incentive Plan (“2000 Plan”) allows the Company to award or grant to key employees, directors and persons performing consulting or advisory services for the Company or its affiliates stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2000 Plan. The 2000 Plan permits the issuance of up to 3,900,000 shares of common stock. The following summarizes the Company’s stock-based compensation activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	461,175	$15.66
Options granted	—	—
Options exercised	(71,804)	15.61
Options surrendered	—	—

Options outstanding, end of period	389,371	15.66

Exercisable, end of period	389,371	15.66

The following summarizes the outstanding and exercisable options at September 30, 2006:

	Option Price Range
	$10.1875 to $13.6875	$14.5700 to $17.8750	Total
Outstanding options:
Number of shares	55,734	333,637	389,371
Weighted-average exercise price	$11.32	$16.39	$15.66
Weighted-average remaining contractual life in years	3.9	3.2	3.3

Exercisable options:
Number of shares	55,734	333,637	389,371
Weighted-average exercise price	$11.32	$16.39	$15.66

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At September 30, 2006, the intrinsic value of options outstanding was $2,312,000. All options outstanding at September 30, 2006, were exercisable. During the nine months ended September 30, 2006 and 2005, the Company received proceeds totaling $1,121,000 and $909,000, respectively, in connection with the exercise of options, of which $155,000 and $239,000 were received during the quarters ended September 30, 2006 and 2005, respectively. The Company issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $478,000 and $351,000, respectively. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 was $49,000 and $91,000, respectively.

Pursuant to the 2000 Plan, the Company has granted and issued shares of restricted stock to certain officers, directors and key associates of the Company. The following summarizes the activity for the nine months ended September 30, 2006 of such grants.

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, beginning of period	398,441	$17.02
Restricted shares granted	79,500	22.18
Restricted shares vested	(193,252)	17.06
Restricted shares forfeited	—	—

Non-vested restricted shares, end of period	284,689	18.44

In May 2006, the Company accelerated the vesting and immediately vested 33,661 shares of restricted stock held by certain officers and resulted in the recognition of $557,000 of additional compensation expense during the nine months ended September 30, 2006. These shares would have otherwise vested through January 2009.

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

The following summarizes other grants made during the nine months ended September 30, 2006, pursuant to the 2000 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2000 Plan:
Directors’ fees	10,318	21.61
Deferred Directors’ fees	8,278	21.83

	18,596	21.71

Shares available under the 2000 Plan for grant, end of period	1,168,292

The total compensation cost for share-based payments for the nine months ended September 30, 2006 and 2005, totaled $3,145,000 and $l,189,000 respectively, of such compensation expense $565,000 and $341,000 was for the quarter ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Company had $3,817,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2000 Plan. This cost is expected to be recognized over a weighted average period of 3.1 years.

Note 16 – Segment Information:

The Company has identified two primary business segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s condensed consolidated totals for the quarters ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2006
External revenues	$40,669	$2,768	$—	$43,437
Intersegment revenues	6,105	—	(6,105)	—
Earnings from continuing operations	15,635	(3,137)	1,245	13,743
Net earnings	21,445	(1,245)	1,245	21,455
Total assets	1,813,209	212,924	(206,717)	1,819,416

2005
External revenues	$32,422	$4,137	$—	$36,559
Intersegment revenues	1,119	—	(1,119)	—
Earnings from continuing operations	15,768	(1,433)	(2,722)	11,613
Net earnings	19,327	(75)	(2,722)	16,530
Total assets	1,548,845	143,072	(142,540)	1,549,377

The following table represents the segment data and reconciliation to the Company’s condensed consolidated totals for the nine months ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2006
External revenues	$127,290	$7,309	$—	$134,599
Intersegment revenues	11,324	—	(11,324)	—
Earnings from continuing operations	49,325	(7,598)	1,440	43,167
Net earnings	125,104	(1,440)	1,440	125,104
Total assets	1,813,209	212,924	(206,717)	1,819,416

2005
External revenues	$101,905	$8,523	$—	$110,428
Intersegment revenues	2,282	—	(2,282)	—
Earnings from continuing operations, after extraordinary gain	55,088	8,448	(15,888)	47,648
Net earnings	75,946	11,170	(15,888)	71,228
Total assets	1,548,845	143,072	(142,540)	1,549,377

Note 17 – Subsequent Events:

In October 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,200,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and received gross proceeds of $80,000,000. In addition, the Company issued an additional 480,000 depositary shares in connection with the underwriters’ over-allotment option and received gross proceeds of $12,000,000. In connection with this offering the Company incurred stock issuance costs of approximately $3,100,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the depositary shares are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash dividends at the rate of 7.375 percent of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Preferred Stock underlying the depositary shares ranks on a parity with the Series A Preferred Stock and ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series C Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends.

In October 2006, the Company sold its equity investment in Plaza for $10,239,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. In connection with the sale, the Company was released as a guarantor of Plaza’s $14,000,000 unsecured promissory note.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2005. This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” expect” and “may.”

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

Overview

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the condensed consolidated balance sheet) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned qualified REIT subsidiaries. The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term commercial net leases (the “Investment Properties” or “Investment Portfolio”). As of September 30, 2006, the Company owned 691 Investment Properties, with an aggregate gross leasable area of 9,324,000 square feet, which are located in 45 states. In addition to the Investment Properties, as of September 30, 2006, the Company had $7,587,000 and $32,130,000 in structured finance investments and mortgage residual interests, respectively.

As of October 31, 2005, the Inventory Assets were operated through Commercial Net Lease Realty Services, Inc. (“Services”) and its majority owned and controlled subsidiaries. Effective November 1, 2005, Services merged with and into National Retail Properties, Inc., and a former Services subsidiary, CNLRS Exchange I, Inc., became the holding company for the Company’s development and exchange activities. Effective October 2, 2006, CNLRS Exchange I, Inc. changed its name to NNN TRS, Inc. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of September 30, 2006 the NNN TRS owned 33 Development Properties (five completed, 10 under construction and 18 land parcels) and 69 Exchange Properties.

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

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes the Company’s Investment Portfolio:

	September 30, 2006	December 31, 2005	September 30, 2005
Investment Properties Owned:
Number	691	524	464
Total gross leasable area (square feet)	9,324,000	9,227,000	8,972,000

Investment Properties Leased:
Number	678	512	456
Total gross leasable area (square feet)	9,155,000	9,066,000	8,902,000
Percent of total gross leasable area	98%	98%	99%
Weighted average remaining lease term (years)	12	11	11

The following table summarizes the line of trade diversification of the Company’s Investment Portfolio tenants.

	Top 10 Lines of Trade	September 30, 2006(1)	December 31, 2005(2)	September 30, 2005(3)
1.	Convenience Stores	15.4%	12.1%	4.4%
2.	Drug Stores	9.9%	10.0%	10.7%
3.	Restaurants – Full Service	9.4%	6.6%	7.0%
4.	Sporting Goods	7.5%	7.4%	8.0%
5.	Grocery	6.5%	6.3%	7.0%
6.	Books	5.9%	5.8%	6.2%
7.	Consumer Electronics	5.8%	5.9%	6.4%
8.	Restaurants – Limited Service	4.8%	3.0%	3.2%
9.	Furniture	4.7%	4.7%	4.8%
10.	Office Supplies	4.2%	4.4%	4.7%

	Total	74.1%	66.2%	62.4%

(1)	Based on annual base rent of $145,145,000, which is the annualized base rent for all leases in place as of September 30, 2006.
(2)	Based on annual base rent of $145,100,000, which is the annualized base rent for all leases in place as of December 31, 2005.
(3)	Based on annual base rent of $134,023,000, which is the annualized base rent for all leases in place as of September 30, 2005.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Acquisitions:
Number of Investment Properties	89	40	175	110
Gross leasable area (square feet)	573,000	175,000	858,000	879,000

Total dollars invested	$131,343	$49,557	$267,476	$175,712

Property Dispositions. The following table summarizes the Investment Properties sold by the Company (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of properties	5	3	11	9
Gross leasable area (square feet)	122,000	44,000	761,000	449,000
Net sales proceeds	$20,319	$3,744	$265,059	$36,959
Net gain (loss)	$4,116	$(89)	$68,568	$9,712

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified all Investment Properties sold subsequent to December 31, 2001, the effective date of SFAS No. 144, as discontinued operations. During the quarter and nine months ended September 30, 2006 and 2005, the Company used the proceeds from the sale of Investment Properties to pay down the Company’s credit facility and to reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	September 30, 2006	December 31, 2005	September 30, 2005
Development Portfolio:
Completed Inventory Properties	5	1	3
Properties under construction	10	12	13
Land parcels	18	4	5

	33	17	21

Exchange Portfolio:
Inventory Properties	69	46	18

Total Inventory Properties	102	63	39

Property Acquisitions. The following table summarizes the Inventory Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Development Portfolio:
Number of properties acquired	5	7	16	13
Dollars invested (1)	$20,427	$19,287	$66,686	$49,542

Exchange Portfolio:
Number of properties acquired	19	17	64	23
Dollars invested	$10,364	$12,670	$64,677	$14,636
Total dollars invested in real estate held for sale	$30,791	$31,957	$131,363	$64,178

(1)	Includes dollars invested in projects currently under construction.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development	1	$108	3	$10,940	5	$8,443	8	$14,562
Exchange	17	399	2	214	41	2,674	10	1,953
Intercompany eliminations	—	—	—	426	—	124	—	565
Minority interest, Development	—	—	—	(5,393)	—	(4,009)	—	(5,393)

	18	$507	5	$6,187	46	$7,232	18	$11,687

Revenue From Operations Analysis

General. During the nine months ended September 30, 2006, the Company’s revenues increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following table summarizes the Company’s revenues (dollars in thousands):

	Quarter Ended September 30,				Percent Increase (Decrease)	Nine Months Ended September 30,				Percent Increase (Decrease)
	2006	2005	2006	2005		2006	2005	2006	2005
			Percent of Total					Percent of Total
Rental income(1)	$34,482	$26,620	90.8%	84.0%	29.5%	$98,460	$75,618	88.6%	86.1%	30.2%
Real estate expense reimbursement from tenants	1,126	779	3.0%	2.5%	44.5%	2,958	2,511	2.7%	2.9%	17.8%
Interest and other income from real estate transactions	665	1,507	1.8%	4.7%	(55.9)%	3,783	4,941	3.4%	5.6%	(23.4)%
Interest income on mortgage residual interests	1,693	2,797	4.4%	8.8%	(39.5)%	5,937	4,719	5.3%	5.4%	25.8%

Total revenues from continuing operations	$37,966	$31,703	100.0%	100.0%	19.8%	$111,138	$87,789	100.0%	100.0%	26.6%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Revenue From Operations by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Assets and (ii) earnings from the Company’s Inventory Assets. The following table summarizes the revenues from continuing operations for the quarters ended September 30 (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
			Percent of Total				Percent of Total
Investment Assets	$31,836	$30,343	83.9%	95.7%	$99,780	$84,399	89.8%	96.1%
Inventory Assets	6,130	1,360	16.1%	4.3%	11,358	3,390	10.2%	3.9%

Total revenues from continuing operations	$37,966	$31,703	100.0%	100.0%	$111,138	87,789	100.0%	100.0%

Rental Income. The increase in Rental Income was relatively consistent for both the quarter and nine months ended September 30, 2006 compared to the same periods in 2005. The increase in Rental Income in 2006, as compared to the same periods in 2005, is primarily due to the acquisition of (i) 175 Investment Properties with an aggregate gross leasable area of 858,000 square feet during the nine months ended September 30, 2006 (of which 89 Investment Properties with an aggregate gross leasable area of 573,000 square feet were acquired during the quarter ended September 30, 2006) and (ii) the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet during the year ended December 31, 2005, of which 110 Investment Properties with an aggregate gross leasable area of 879,000 square feet were acquired during the nine months ended September 30, 2005. The increase in Rental Income was partially offset by the decrease in Rental Income attributable to the 12 Investment Property dispositions with a gross leasable area of 476,000 square feet for the year ended December 31, 2005 and the 11 Investment Property dispositions with a gross leasable area of 761,000 square feet for the nine months ended September 30, 2006.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and nine months ended September 30, 2006 compared to the same periods in 2005 as a result of a decrease in income related to disposition and development services. For the quarter and nine months ended September 30, 2005, the Company recognized $579,000 and $709,000, respectively, of income for such services. However, the decrease in interest and other income is partially offset by an increase in interest earned on the structured finance investments. During the nine months ended September 30, 2006, the Company recognized interest and other income of $499,000 from prepayment penalties resulting from the principal payments received on certain structured finance investments totaling $29,335,000.

Interest Income from Mortgage Residual Interests. The Company recognizes interest income from mortgage residual interests as a result of its acquisition of 78.9 percent of OAMI in May 2005. As a result, the increase in interest income for the nine months ended September 30, 2006 is due to the Company’s ownership of OAMI for the full nine months of 2006 versus a partial period in 2005 (see “Business Combination”). However, the increase in interest income from the mortgage residual interests is partially offset by the amortizing nature of the asset as well as an increase in the prepayments of the underlying loans during the nine months ended September 30, 2006.

Disposition of Real Estate, Inventory Portfolio. Inventory Properties typically are operating properties and are classified as discontinued operations. The change in the gain from the disposition of real estate is primarily due to the varying gross margin on the sales of Inventory Properties. The following table summarizes the Inventory Property dispositions included in continuing operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$108	1	$(138)	3	$7,116	3	$708
Minority interest	—	—	—	—	—	(3,504)	—	—

Total continuing operations	1	$108	1	$(138)	3	$3,612	3	$708

Expense Analysis

General. During the quarter and nine months ended September 30, 2006, operating expenses increased compared to the quarter and nine months ended September 30, 2005, but remained generally proportionate to the Company’s total revenues from continuing operations. The following summarizes the Company’s expenses for the quarters ended September 30 (dollars in thousands):

			Percentage of Total		Percent of Revenues from Continuing Operations		Percentage Increase (Decrease)
	2006	2005	2006	2005	2006	2005
General and administrative	$4,663	$6,463	25.9%	52.1%	12.3%	20.4%	(27.9)%
Real estate	1,452	1,196	8.1%	9.6%	3.8%	3.8%	21.4%
Depreciation and amortization	5,788	4,412	32.1%	35.5%	15.3%	13.9%	31.2%
Impairment – real estate	—	344	—	2.8%	—	1.1%	(100.0)%
Impairment – mortgage residual interests	6,116	—	33.9%	—	16.1%	—	100.0%

Total operating expenses from continuing operations	$18,019	$12,415	100.0%	100.0%	47.5%	39.2%	45.1%

Interest and other income	$(836)	$(487)	(7.4)%	(5.9)%	(2.2)%	(1.5)%	71.7%
Interest expense	12,078	8,790	107.4%	105.9%	31.8%	27.7%	37.4%

Total other expenses (revenues) from continuing operations	$11,242	$8,303	100.0%	100.0%	29.6%	26.2%	35.4%

The following summarizes the Company’s expenses for the nine months ended September 30 (dollars in thousands):

			Percentage of Total		Percent of Revenues from Continuing Operations		Percentage Increase (Decrease)
	2006	2005	2006	2005	2006	2005
General and administrative	$18,916	$16,981	38.1%	50.3%	17.0%	19.4%	11.4%
Real estate	4,029	3,362	8.1%	10.0%	3.6%	3.8%	19.8%
Depreciation and amortization	16,320	11,747	32.9%	34.7%	14.7%	13.4%	38.9%
Impairment – real estate	—	1,673	—	5.0%	—	1.9%	(100.0)%
Impairment – mortgage residual interests	8,779	—	17.7%	—	7.9%	—	100.0%
Restructuring costs	1,580	—	3.2%	—	1.4%	—	100.0%

Total operating expenses from continuing operations	$49,624	$33,763	100.0%	100.0%	44.6%	38.5%	47.0%

Interest and other income	$(2,667)	$(1,252)	(8.2)%	(5.7)%	(2.4)%	(1.4)%	113.0%
Interest expense	35,387	23,051	108.2%	105.7%	31.8%	26.2%	53.5%

Total other expenses (revenues) from continuing operations	$32,720	$21,799	100.0%	100.0%	29.4%	24.8%	50.1%

General and Administrative Expenses. For the quarter ended September 30, 2006, general and administrative expenses decreased primarily as a result of (i) a decrease in expenses related to personnel as a result of a workforce reduction in April 2006, (ii) the recovery of pursuit costs, and (iii) an increase in costs capitalized to projects under development.

For the nine months ended September 30, 2006, general and administrative expenses increased primarily as a result of (i) an increase in expenses related to stock compensation, (ii) an increase in professional services provided to the Company and (iii) an increase in lost pursuit costs. However, the increase in general and administrative expenses was partially offset by an increase in costs capitalized to projects under development.

Depreciation and Amortization Expenses. For the quarter and nine months ended September 30, 2006, the increase in depreciation and amortization expenses is primarily attributable to the depreciation on (i) the 175 Investment Properties with an aggregate gross leasable area of 858,000 square feet acquired during the nine months ended September 30, 2006 (of which 89 Investment Properties with an aggregate gross leasable area of 573,000 square feet were acquired during the quarter ended September 30, 2006) and (ii) the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet acquired during the year ended December 31, 2005, of which 110 Investment Properties with an aggregate gross leasable area of 879,000 square feet were acquired during the nine months ended September 30, 2005. The increase in depreciation and amortization was partially offset by the decrease in depreciation and amortization attributable to the 12 Investment Property dispositions with a gross leasable area of 476,000 square feet for the year ended December 31, 2005 and the 11 Investment Property dispositions with a gross leasable area of 761,000 square feet for the nine months ended September 30, 2006.

Impairment – Real Estate, Investment Portfolio. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows and the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.

Impairment – Mortgage Residual Interests. The Company reduced the carrying value of the Residuals during the quarter and nine months ended September 30, 2006 based upon the fair value as determined by an independent valuation. The decrease in the value of the Residuals is a result of the increase in the prepayment speeds of the underlying loans.

Restructuring Costs. The Company recorded restructuring costs which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Interest and Other Income. During the quarter ended September 30, 2006, interest and other income increased due to the increase in interest earned on restricted cash. However, interest and other income remained generally proportionate to the Company’s total revenue and expense.

Interest Expense. The increase in interest expense for the quarter and nine months ended September 30, 2006, over the quarter and nine months ended September 30, 2005 was primarily due to a $268,542,000 increase in the weighted average long-term debt outstanding for the nine months ended September 30, 2006. Weighted average interest rates maintained fairly consistent. The increase in the weighted average long-term debt outstanding is primarily attributable to the increase in Investment and Inventory Properties and the acquisition of the 78.9 percent equity interest in OAMI. The following represents the changes in debt:

(i)	issuance of $150,000,000 of notes payable in November 2005 with an effective interest rate of 6.185% due in December 2015,

(ii)	the increase in the weighted average debt outstanding on the revolving credit facility (increased by $104,945,000),

(iii)	issuance of $172,500,000 of notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026,

(iv)	the $20,800,000 variable rate term note assumed in connection with the acquisition of National Properties Corporation in June 2005,

(v)	the $30,000,000 secured notes payable acquired in May 2005 in connection with the 78.9 percent equity interest in OAMI, and

(vi)	repayment of a mortgage with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.435%.

Unconsolidated Affiliates

During the nine months ended September 30, 2006 and 2005, the Company recognized equity in earnings of unconsolidated affiliates of $119,000 and $1,291,000, respectively, of which a loss of $76,000 and earnings of $111,000 was recognized during the quarters ended September 30, 2006 and 2005, respectively. The decrease in equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2006, was primarily attributable to a decrease in the income earned on investments in mortgage residual interests as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005. The Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as a part of OAMI in the Company’s condensed consolidated financial statements.

In October 2006, the Company sold its equity investment in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $10,239,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. In connection with the sale, the Company was released as a guarantor of Plaza’s $14,000,000 unsecured promissory note.

Earnings from Discontinued Operations

The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. As a result, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired subsequent to December 31, 2001, as discontinued operations, as well as, the revenues and expenses related to any Investment Property that was held for sale at September 30, 2006. The Company also classified the revenues and expenses of its Inventory Properties that were sold which generated rental revenues as discontinued operations, as well as, the revenues and expenses related to its Inventory Properties held for sale which generated rental revenues as of September 30, 2006. The following table summarizes the earnings from discontinued operations for each of the quarters ended September 30 (dollars in thousands):

	2006			2005
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	5	$4,116	$5,820	3	$(89)	$762
Inventory Portfolio, net of minority interest	17	399	1,892	4	6,325	4,155

	22	$4,515	$7,712	7	$6,236	$4,917

The following table summarizes the earnings from discontinued operations for each of the nine months ended September 30 (dollars in thousands):

	2006			2005
	# of Sold Properties	Gain on Disposition	Earnings	# of Sold Properties	Gain on Disposition	Earnings
Investment Portfolio	11	$68,568	$75,779	9	$9,712	$16,140
Inventory Portfolio, net of minority interest	43	3,620	6,158	15	10,979	7,440

	54	$72,188	$81,937	24	$20,691	$23,580

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

Cash and Cash Equivalents. For the nine months ended September 30, 2006, and 2005, the Company generated $20,529,000 and $62,701,000, respectively, of net cash from operating activities. The change in cash provided by operations for the nine months ended September 30, 2006 and 2005 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations may fluctuate in the future.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of September 30, 2006. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2006. As the table incorporates only those exposures that exist as of September 30, 2006, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt (1)	$751,922	$2,189	$20,913	$113,190	$21,800	$21,022	$572,808
Revolving credit facility	78,800	—	—	—	78,800	—	—
Operating lease	11,035	304	1,236	1,273	1,311	1,351	5,560

Total contractual cash obligations(2)	$841,757	$2,493	$22,149	$114,463	$101,911	$22,373	$578,368

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, convertible notes payable, notes payable and financing lease obligation and excludes unamortized note discounts.
(2)	Excludes $7,802 of accrued interest payable.

In addition to the contractual obligations outlined above, the Company has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded at September 30, 2006
Investment Portfolio	9	$28,099	$16,262
Inventory Portfolio	10	44,092	35,527

	19	$72,191	$51,789

(1)	Including land costs.

As of September 30, 2006 the Company had outstanding letters of credit totaling $8,366,000 under its revolving credit facility.

In addition, as of September 30, 2006, the Company has one series of preferred stock with cumulative preferential cash distributions (see “Liquidity – Dividends”). As of September 30, 2006, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected above. In October 2006, the Company issued an additional series of preferred stock with cumulative preferential cash distributions (See “Capital Resources – Debt and Equity Securities”).

Off-Balance Sheet Arrangements. The Company had guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza, an unconsolidated affiliate. The maximum obligation to the Company was $5,834,000 plus interest, and the guarantee would have continued through the loan maturity in December 2010.

In October 2006, the Company sold its equity investment in Plaza for $10,239,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. In connection with the sale, the Company was released as a guarantor of Plaza’s $14,000,000 unsecured promissory note.

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

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of October 31, 2006, the Company owns nine vacant, unleased Investment Properties which account for approximately two percent of the total gross leasable area of the Company’s Investment Portfolio and four unleased land parcels. Additionally, less than one percent of the total gross leasable area of the Company’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenants have the right to reject or affirm its leases with the Company.

Dividends. The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended and related regulations. The Company generally will not be subject to federal income tax on income that it distributes to its shareholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect the Company’s income and its ability to pay dividends. The Company believes it has been organized as, and its past and present operations qualify the Company as, a REIT. Additionally, the Company intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from a combination of the Company’s current capital resources, cash on hand, its revolving credit facility and debt or equity financing to its shareholders in the form of dividends. During the nine months ended September 30, 2006 and 2005, the Company declared and paid dividends to its common shareholders of $56,273,000 and $51,399,000, respectively, or $0.985 and $0.975 per share, respectively, of common stock.

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends paid on Company’s preferred stock:

			Fixed Annual Cash Distribution (per share)
	Shares Outstanding At September 30, 2006	Liquidation Preference (per share)		Dividends Declared and Paid For the Nine Months Ended September 30,
Non-Voting Preferred Stock Issuance				2006		2005
				Total	Per Share	Total	Per Share
9% Series A	1,781,589	$25.00	$2.25	$3,006,000	$1.6875	$3,006,000	$1.6875
6.7% Series B Perpetual (1)	—	$2,500.00	167.50	419,000	41.875	1,256,000	$125.625

(1)	In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

Restricted Cash. Restricted cash consists of amounts held in restricted accounts in connection with the sale of certain assets of Orange Avenue Mortgage Investments, Inc. (“OAMI”) to a third party (the “Buyer”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released to OAMI in December 2007 subject to any pending indemnity claims. The amount held in these accounts at September 30, 2006 was $37,175,000. The carrying value of $36,980,000 is calculated as the present value of the expected release of monies.

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

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and structured finance investments. As of September 30, 2006, there were no material changes in the Company’s indebtedness except as noted below.

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

In February 2006, the Company filed a registration statement permitting up to 12,191,394 shares to be issued under the Company’s Dividend Reinvestment and Stock Purchase Plan. During the nine months ended September 30, 2006, the Company received net proceeds totaling $42,674,000 from the issuance of 2,002,904 shares under the plan.

In September 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $150,000,000 of 3.95% convertible senior notes due September 2026. Subsequently, the Company issued an additional $22,500,000 in connection with the underwriters’ over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes are senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The Convertible Notes were sold at par with interest payable semi-annually commencing on March 15, 2007 (effective interest rate of 3.95%).

The notes are convertible, at the option of the holder, at any time on or after September 15, 2025. Prior to September 15, 2025, holders may convert their Convertible Notes under certain circumstances. The initial conversion rate per $1,000 principal amount of Convertible Notes is 40.9015 shares of the Company’s common stock. This is equivalent to an initial conversion price of $24.4490 per share of common stock, which represents a 15% premium over the $21.26 closing price of the Company’s common stock at the time the transaction was priced. The initial conversion rate is subject to adjustment in certain circumstances. Upon conversion of each $1,000 principal amount of Convertible Notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, common stock or a combination thereof.

The Convertible Notes are redeemable at the option of the Company, in whole or in part, on or after September 20, 2011 for cash equal to 100% of the principal amount of the Convertible Notes being redeemed plus unpaid interest accrued to, but not including, the redemption date. In addition, on September 20, 2011, September 15, 2016 and September 15, 2021 note holders may require the Company to repurchase the notes for cash equal to the principal amount of the Convertible Notes to be repurchased plus accrued interest thereon.

In connection with the issuance of the Convertible Notes, the Company incurred debt issuance costs totaling $3,850,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees. Debt issuance costs have been deferred and are being amortized over the period of the earliest put option of the holder, September 20, 2011, using the effective interest method.

The Company used the proceeds of the Convertible Notes to pay down outstanding indebtedness of the Company’s credit facility.

In October 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,200,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and received gross proceeds of $80,000,000. Subsequently, the Company issued an additional 480,000 depositary shares in connection with the underwriters’ over-allotment option and received gross proceeds of $12,000,000. In connection with this offering, the Company incurred stock issuance costs of approximately $3,100,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the depositary shares are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash dividends at the rate of 7.375 percent of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Preferred Stock underlying the depositary shares ranks on a parity with the Series A Preferred Stock and ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series C Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends.

The Company intends to use the net proceeds from the offering to redeem the Series A Preferred Stock, which will become redeemable on December 31, 2006, with approximately $44,540,000 of net proceeds, plus accumulated unpaid distributions, and use the remainder of the net proceeds to repay borrowings under its credit facility.

Business Combination. Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect minority shareholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the May 2005 acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting. For the nine months ended September 30, 2005, the Company recognized $1,467,000 of earnings. The Company did not recognize earnings from the LLCs during the quarter ended September 30, 2005. The Company received $2,749,000 in distributions from the LLCs during the nine months ended September 30, 2005.

In May 2005, the Company acquired a 78.9 percent equity interest in OAMI which resulted in an extraordinary gain of $11,805,000, net of income tax expense of $7,223,000 for the nine months ended September 30, 2005. During the quarter ended December 31, 2005, the Company finalized the purchase price allocation based on the fair value of the assets acquired which resulted in a reduction to the extraordinary gain of $4,242,000. The adjustment to the extraordinary gain was recorded in accordance with SFAS No. 141, “Business Combinations.” Additionally, in November 2005, Commercial Net Lease Realty Services, Inc. merged into National Retail Properties, Inc. resulting in a tax benefit of $7,223,000 related to the acquisition of OAMI. The extraordinary gain for the year ended December 31, 2005 related to the OAMI acquisition after all adjustments was $14,786,000.

Also as a result of the acquisition of a 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now part of OAMI in the Company’s condensed consolidated financial statements. Certain officers and directors own preferred shares of OAMI.

As a result of the independent valuations of the mortgage residual interests (“Residuals”), the Company reduced the carrying value of the Residuals and recorded an impairment of $8,779,000 during the nine months ended September 30, 2006, of which $6,116,000 was recorded during the quarter ended September 30, 2006. Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in shareholders’ equity. The Company had unrealized gains of $235,000 at September 30, 2006.

In 2005 the Company elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, a portion of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual assets. During the nine months ended September 30, 2006, an additional $4,076,000 of OAMI’s tax liability was reduced; of which $1,381,000 was reduced during the quarter ended September 30, 2006 and is included in the income tax benefit on the condensed consolidated statement of earnings.

Notes Receivable. The structured finance investments outstanding at September 30, 2006, bear a weighted average interest rate of 15.3% per annum, of which 10.0% is payable monthly and the remaining 5.3% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between November 2007 and August 2008. The structured finance investments are generally structured as loans secured by the borrowers’ pledge of their respective membership interests in the entities which own real estate. As of September 30, 2006 and December 31, 2005, the outstanding principal balance of the structured finance investments was $7,587,000 and $27,805,000, respectively.

During the nine months ended September 30, 2006, the Company entered into structured finance investments of $9,117,000. In addition, the Company received the total outstanding principal of $29,335,000 on its structured finance investments plus accrued interest and prepayment penalties during the nine months ended September 30, 2006.

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

The Company had no outstanding derivatives as of September 30, 2006 or December 31, 2005.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of September 30, 2006 and December 31, 2005. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of September 30, 2006. As the table incorporates only those exposures that exist as of September 30, 2006, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates. If interest rates on the Company’s variable rate debt increased by 1%, the Company’s interest expense would have increased by 3.7 percent for the nine months ended September 30, 2006.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt (2) (3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2006	—	—	439	7.12%	—	—	—	—
2007	—	—	8,413	7.12%	—	—	12,250	10.00%
2008	—	—	1,190	7.04%	99,948	7.16%	14,000	10.00%
2009	99,600	5.91%	1,000	7.02%	—	—	—	—
2010	—	—	1,022	7.01%	19,937	8.60%	—	—
Thereafter	—	—	24,267	7.00%	547,624	5.50%	—	—

Total	$99,600	5.91%	36,331	7.12%	667,509	5.84%	$26,250	10.00%

Fair Value:
September 30, 2006	$99,600	5.91%	36,331	7.12%	686,655	5.84%	$26,250	10.00%

December 31, 2005	$183,100	4.81%	$151,133	6.18%	$520,144	6.50%	$28,250	10.00%

(1)	The credit facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of the Company. The term note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company. The weighted average interest rates shown represent the rates at the end of the period.
(2)	Includes Company’s notes payable, net of unamortized note discounts.
(3)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

The Company is also exposed to market risks related to the Company’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $32,130,000 and $55,184,000 as of September 30, 2006 and December 31, 2005, respectively. Unrealized gains and losses are reported as other comprehensive income in shareholders’ equity. Losses are considered other than temporary and reported as a valuation impairment if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2006 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. As a result of the Company’s sale of two single-tenant office buildings and a related parking garage in the Washington, D.C. metropolitan area (the “DC Office Properties”) in May 2006, the following updates certain disclosure from Item 1A. Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”), and should be read in conjunction with those risk factors.

The “Loss of revenues from tenants would reduce the Company’s cash flow” risk factor in the Form 10-K is replaced in its entirety with the following:

Loss of revenues from tenants would reduce the Company’s cash flow. The Company had no tenant that accounted for over 10 percent of the annualized base rental income from the Company’s Investment Properties, or base rent, as of September 30, 2006. However, the Company’s five largest tenants – Susser (Circle K), CVS, Best Buy, Uni-Mart and Barnes and Noble, accounted for an aggregate of approximately 26 percent of the Company’s base rent as of September 30, 2006. The default, financial distress or bankruptcy of one or more of the Company’s tenants could cause substantial vacancies among the Company’s investment properties. Vacancies reduce the Company’s revenues until the Company is able to re-lease the affected properties and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the Company may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such releasing.

The “Risks associated with the Company’s August 2003 acquisition of two single-tenant office buildings and a related parking garage in the Washington, D.C. metropolitan area (“DC Office Properties”)” risk factors in the Form 10-K are deleted in their entirety.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6. Exhibits.

The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.4	Real Estate Purchase Contract dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.5	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.6	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.7	Third Amendment to Real Estate Purchase Contract, dated April 16, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.8	Fourth Amendment to Real Estate Purchase Contract, dated May 10, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.9	Fifth Amendment to Real Estate Purchase Contract, dated May 12, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.5	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.16	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.17	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.18	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed herewith).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement, dated as of May 16, 2006, by and between National Retail Properties, Inc. and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement, dated as of August 17, 2006, by and between National Retail Properties, Inc. and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement, dated as of August 17, 2006, by and between National Retail Properties, Inc. and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of November, 2006.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP and Director

EXHIBIT INDEX

Exhibit

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.4	Real Estate Purchase Contract dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.5	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.6	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.7	Third Amendment to Real Estate Purchase Contract, dated April 16, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.8	Fourth Amendment to Real Estate Purchase Contract, dated May 10, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.9	Fifth Amendment to Real Estate Purchase Contract, dated May 12, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Preferred Stock (9% Series A Non-Voting Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) (filed as Exhibit 3 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

3.3	Articles Supplementary Classifying and Designating 10,000 Preferred Shares as the Series B Preferred Stock (filed as Exhibit 3 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

3.4	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.5	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Specimen Stock Certificate relating to the Series A Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated November 26, 2001 and filed with the Securities and Exchange Commission on November 27, 2001, and incorporated herein by reference).

4.12	Specimen Stock Certificate relating to the Series B Preferred Stock (filed as Exhibit 4 to the Registrant’s Form 8-A dated August 12, 2003 and filed with the Securities and Exchange Commission on August 13, 2003, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.16	Form of 3.95% Convertible Senior Notes due 2026 ( filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.17	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.18	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed herewith).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement, dated as of May 16, 2006, by and between National Retail Properties, Inc. and Craig Macnab, (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement, dated as of August 17, 2006, by and between National Retail Properties, Inc. and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement, dated as of August 17, 2006, by and between National Retail Properties, Inc. and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and

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