Form 10-K
period 2006-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2007-02-21
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission file number 001-11290

NATIONAL RETAIL PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	56-1431377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value 7.375% Non-Voting Series C Preferred Stock	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

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

Large accelerated filer  ☒                                         Accelerated filer  ☐                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2006 was $1,144,188,520.

The number of shares of common stock outstanding as of February 14, 2007 was 60,272,926.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference portions of the National Retail Properties, Inc. Proxy Statement for the 2007 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III).

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

Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Item 1.  Business

The Company

National Retail Properties, Inc. (formerly known as Commercial Net Lease Realty, Inc.), a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms “Registrant” or “Company” refer to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (the “NNN TRS”). Effective May 1, 2006, Commercial Net Lease Realty, Inc. changed its name to National Retail Properties, Inc.

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned qualified REIT subsidiaries. The Inventory Assets are operated through the NNN TRS.

Real Estate Assets

The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of December 31, 2006, the Company owned 710 Investment Properties, with an aggregate leasable area of 9,341,000 square feet, located in 44 states. Approximately 98 percent of the Company’s Investment Portfolio was leased at December 31, 2006. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2006, the NNN TRS owned 97 Inventory Properties.

Structured Finance Investments

Structured finance agreements (included in mortgages, notes and accrued interest receivable on the consolidated balance sheets) are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2006, the structured finance agreements had an outstanding principal balance of $13,917,000.

Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”), a majority owned and consolidated subsidiary of the Company, holds the mortgage residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at its market value based upon a third party valuation, with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. Losses that are considered other than temporary are reported through earnings. The Residuals had an estimated fair value of $31,512,000 at December 31, 2006.

NNN TRS

Prior to January 1, 2005, the Company held a 98.7 percent, non-controlling and non-voting interest in Commercial Net Lease Realty Services, Inc. and its majority owned and controlled subsidiaries (collectively, “Services”). Kevin B. Habicht, an officer and director of the Company, James M. Seneff, Jr. and Gary M. Ralston, each a former officer and director of the Company, (collectively, the “Services Investors”), owned the remaining 1.3 percent interest, which represented 100 percent of the voting interest in Services. Effective January 1, 2005, the Company acquired the remaining 1.3 percent interest in Services, increasing the Company’s ownership in Services to 100 percent. Effective November 1, 2005, Commercial Net Lease Realty Services, Inc. merged into National Retail Properties, Inc. CNLRS Exchange I, Inc., a taxable REIT subsidiary (“TRS”), became the TRS holding company for the Company’s development and exchange activities. Effective October 2, 2006, CNLRS Exchange I, Inc. changed its name to NNN TRS, Inc.

Competition

The Company generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, that own, manage, finance or develop retail and net leased properties.

Employees

As of December 31, 2006, the Company employed 68 full-time associates including executive and administrative personnel.

The Company’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. The Company has an Internet website at www.nnnreit.com where the Company’s filings with the Securities and Exchange Commission can be downloaded free of charge.

Business Strategies and Policies

The following is a discussion of the Company’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of the Company’s stockholders.

Operating Strategies

The Company’s strategy is to invest primarily in retail real estate that is typically located along high-traffic commercial corridors near areas of commercial and residential density. Management believes that these types of properties, when leased to national or regional retailers generally pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as real estate taxes, assessments and other government charges, insurance, utilities, and repairs and maintenance.

In some cases, the Company’s investment in real estate is in the form of structured finance investments, which are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

Additionally, the Company may provide mortgage loans which are typically secured by a specific real estate asset owned by the borrower.

The Company holds investment real estate assets until it determines that the sale of such a property is advantageous in view of the Company’s investment objectives. In deciding whether to sell a real estate investment asset, the Company may consider factors such as potential capital appreciation, net cash flow, potential use of sale proceeds and federal income tax considerations.

The Company acquires and develops inventory real estate assets primarily for the purpose of resale.

The Company’s management team considers certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company may include items such as: the composition of the Company’s Investment Portfolio (such as tenant, geographic and industry classification diversification), the occupancy rate of the Company’s Investment Portfolio, certain financial performance ratios, profitability measures and industry trends compared to that of the Company.

Investment in Real Estate or Interests in Real Estate

The Company’s management believes that attractive acquisition opportunities for retail properties will continue to be available and that the Company is suited to take advantage of these opportunities because of its access to capital markets, ability to underwrite and acquire properties, either for cash or securities, and because of management’s experience in seeking out, identifying and evaluating potential acquisitions.

In evaluating a particular acquisition, management may consider a variety of factors, including:

•	the location and accessibility of the property;

•	the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth;

•	the size of the property;

•	the purchase price;

•	the non-financial terms of the proposed acquisition;

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof;

•	the “fit” of the property with the Company’s existing portfolio;

•	the potential for, and current extent of, any environmental problems;

•	the quality of construction and design and the current physical condition of the property;

•	the financial and other characteristics of the existing tenant;

•	the tenant’s business plan, operating history and management team;

•	the tenant’s industry; and

•	the terms of any existing leases.

The Company intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes and that will not make the Company an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

Investments in Real Estate Mortgages, Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities

While the Company’s current portfolio of, and its business objectives primarily emphasize, equity investments in retail properties, the Company may invest in (i) a wide variety of retail properties or other property and tenant types, (ii) mortgages, participating or convertible mortgages, deeds of trust, mortgage residual interests and other types of real estate interests, or (iii) securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. For example, the Company from time to time has made investments in mortgage loans or held mortgages on properties the Company sold and has made structured finance investments (as discussed above), which are typically loans secured by a pledge of ownership interests in the borrowers (or their subsidiaries) that own the underlying real estate.

Financing Strategy

The Company’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategies while servicing its debt requirements and providing value to its stockholders. The Company generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.

The Company typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $300,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2006, $28,000,000 was outstanding and approximately $272,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $5,159,000.

For the year ended December 31, 2006, the Company’s ratio of total indebtedness to total gross assets (before accumulated depreciation) was approximately 41 percent and the secured indebtedness to total gross assets was approximately three percent. The total debt to total market capitalization was approximately 35 percent. Certain financial agreements to which the Company is a party contain covenants that limit the Company’s ability to incur debt under certain circumstances.

The Company anticipates it will be able to obtain additional financing for short-term and long-term liquidity requirements as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity.” However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.

The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that the Company may incur. Additionally, the Company may change its financing strategy at any time. The Company has not engaged in trading, underwriting or agency distribution or sale of securities of other issues and does not intend to do so.

Strategies and Policy Changes

Any of the Company’s strategies or policies described above may be changed at any time by the Company without notice to or a vote of the Company’s stockholders.

Item 1A.  Risk Factors.

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

The Company’s five largest tenants accounted for an aggregate of approximately 23 percent of the Company’s annual base rent as of December 31, 2006. The default, financial distress or bankruptcy of one or more of the Company’s tenants could cause substantial vacancies among the Company’s Investment Portfolio. Vacancies reduce the Company’s revenues until the Company is able to re-lease the affected properties and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the Company may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

A significant portion of the source of the Company’s annual base rent is heavily concentrated in a specific industry classification and in specific geographic locations.

As of December 31, 2006, an aggregate of approximately 33 percent of the Company’s annual base rent is generated from two retail lines of trade, convenience stores and restaurants, each representing more than 10 percent. In addition, as of December 31, 2006, an aggregate of approximately 36 percent of the Company’s annual base rent is generated from properties in Texas and Florida, each representing more than 10 percent. Any financial hardship and/or changes in these industries or states could have an adverse effect on the Company’s financial results.

There are a number of risks inherent in owning real estate and indirect interests in real estate.

Factors beyond the Company’s control affect the Company’s performance and value. Changes in national, regional and local economic and market conditions may affect the Company’s economic performance and the value of the Company’s real estate assets. Local real estate market conditions may include excess supply and intense competition for tenants, including competition based on rental rates and attractiveness and location of the property.

In addition, other factors may adversely affect the performance and value of the Company’s properties, including (i) changes in laws and governmental regulations, including those governing usage, zoning and taxes; (ii) changes in interest rates; and (iii) the availability of financing.

The Company’s real estate investments are illiquid.

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

The Company may be subject to unknown environmental liabilities.

The Company may acquire a property that contains some level of contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property, regardless of fault. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain an environmental site assessment for each property. In such cases that the Company intends to acquire real estate where contamination or potential contamination exists, the Company generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify the Company for environmental liabilities, or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property.

The Company has 25 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties. In the event of a bankruptcy or other inability on the part of these parties to cover these costs, the Company may have to cover the costs of remediation, fines or other environmental liabilities at these and other properties. The Company may also own properties where required remediation has not begun or adverse environmental conditions have not yet been detected. This may require remediation or otherwise subject the Company to liability. The Company cannot assure that (i) it will not be required to undertake or pay for removal or remediation of any contamination of the properties currently or previously owned by the Company, (ii) the Company will not be subject to fines by governmental authorities or litigation, or (iii) the costs of such removal, remediation fines or litigation would not be material.

The Company may not be able to successfully execute its acquisition or development strategies.

The Company cannot assure that it will be able to implement its investment strategies successfully. Additionally, the Company cannot assure that its property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because the Company expects to invest in markets other than the ones in which its current properties are located or which may be leased to tenants other than those to which the Company has historically leased properties, the Company will also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to the Company’s management team.

The Company’s development activities are subject to without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond the Company’s control, such as weather or labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations delay or eliminate proceeds or cash flows the Company expects from these projects, which could have an adverse effect on the Company’s financial condition.

The Company may not be able to dispose of properties consistent with its operating strategy.

The Company may be unable to sell properties targeted for disposition (including its Inventory Properties) at a profit if interest rates increase, or adverse market conditions exist, thereby, rendering the Company unable to sell these properties.

A change in the assumptions used to determine the value of mortgage residual interests could adversely affect the Company’s financial position.

As of December 31, 2006, the Residuals had a carrying value of $31,512,000. The value of these Residuals is based on delinquency, loan loss, prepayment and interest rate assumptions made by the Company to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as the Company’s earnings, could decline.

The Company may suffer a loss in the event of a default or bankruptcy of a structured finance loan borrower.

If a borrower defaults on a structured finance loan and does not have sufficient assets to satisfy the loan, the Company may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, the Company may not be able to recover against all of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of the Company’s loans may be subordinate to other debt of a borrower. The structured finance agreements are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2006, the structured finance investments had an outstanding principal balance of $13,917,000. If a borrower defaults on the debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to the Company’s loans exists, the presence of intercreditor arrangements may limit the Company’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.

Bankruptcy proceedings and litigation can significantly increase the time needed for the Company to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Certain provisions of the leases or structured finance loan agreements may be unenforceable.

The Company’s rights and obligations with respect to its leases or structured finance loans are governed by written agreements. A court could determine that one or more provisions of an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing the Company’s security interest in the underlying collateral of a borrower. The Company could be adversely impacted if this were to happen with respect to an asset or group of assets.

Property ownership through joint ventures and partnerships could limit the Company’s control of those investments.

Joint ventures or partnerships involve risks not otherwise present for direct investments by the Company. It is possible that the Company’s co-venturers or partners may have different interests or goals than the Company at any time and they may take actions contrary to the Company’s requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership.

Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede the Company’s ability to grow.

The Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment activities. The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

Uninsured losses may adversely affect the Company’s ability to pay outstanding indebtedness.

The Company’s properties are generally covered by comprehensive liability, fire, flood, extended coverage and business interruption insurance. The Company believes that the insurance carried on its properties is adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, wars or earthquakes) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs, the Company could lose both the invested capital in and anticipated revenues from the property. In that event, the Company’s cash flow could be reduced.

Terrorist attacks, such as the attacks that occurred in New York City and Washington, D.C., on September 11, 2001, and other acts of violence or war may affect the markets in which the Company operates and the Company’s results of operations.

Terrorist attacks may negatively affect the Company’s operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks may directly impact the Company’s physical facilities or the businesses of the Company’s tenants.

Also, the United States has been engaged in armed conflict, which could have an impact on the Company’s tenants. The consequences of armed conflict are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business.

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

As of December 31, 2006, the Company owned nine vacant, unleased Investment Properties, which accounted for approximately two percent of the total gross leasable area of the Company’s Investment Portfolio and four unleased land parcels. The Company is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. Less than one percent of the total gross leasable area of the Company’s Investment Portfolio is leased to one tenant that has filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its lease with the Company.

The amount of debt the Company has and the restrictions imposed by that debt could adversely affect the Company’s business and financial condition.

As of December 31, 2006, the Company had total mortgage debt and secured notes payable outstanding of approximately $60,392,000, total unsecured notes payable of $662,304,000 and $28,000,000 outstanding on the Credit Facility. The Company’s organizational documents do not limit the level or amount of debt that it may incur. If the Company incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect the Company’s financial condition and results of operations, as well as the Company’s ability to pay principal and interest on the outstanding indebtedness or dividends to its stockholders. In addition, increased leverage could increase the risk that the Company may default on its debt obligations. The Credit Facility contains financial covenants that could limit the amount of distributions to the Company’s common and preferred stockholders.

The amount of debt outstanding at any time could have important consequences to the Company’s stockholders. For example, it could:

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

•	make it difficult to satisfy the Company’s debt service requirements;

•	limit the Company’s ability to pay dividends on its outstanding common and preferred stock;

•	require the Company to dedicate increased amounts of cash flow from operations to payments on its variable rate, unhedged debt if interest rates rise;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business; and

•	limit the Company’s flexibility in conducting its business, which may place the Company at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

The Company’s ability to make scheduled payments of principal or interest on its debt, or to refinance such debt will depend primarily on its future performance, which to a certain extent is subject to the creditworthiness of its tenants, competition, as well as economic, financial, and other factors beyond its control. There can be no assurance that the Company’s business will continue to generate sufficient cash flow from operations in the future to service its debt or meet its other cash needs. If the Company is unable to generate this cash flow from its business, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing to meet its debt obligations and other cash needs.

The Company cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms and conditions, including but not limited to the interest rate, which the Company would find acceptable.

The Company is obligated to comply with financial and other covenants in its debt that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment under its debt.

The Company’s unsecured debt contains various restrictive covenants which include, among others, provisions restricting the Company’s ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including dividend payments on its outstanding common and preferred stock;

•	limit the ability of restricted subsidiaries to make payments to the Company;

•	enter into transactions with certain affiliates;

•	create certain liens; and

•	consolidate, merge or sell the Company’s assets.

The Company’s secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt;

•	restricting its ability to sell, assign or further encumber the properties securing the debt;

•	restricting its ability to incur additional debt;

•	restricting its ability to amend or modify existing leases; and

•	relating to certain prepayment restrictions.

The Company’s ability to meet some of the covenants in its debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by the Company’s tenants under their leases.

In addition, certain covenants in the Company’s debt, including its Credit Facility, require the Company and its subsidiaries, among other things, to:

•	maintain certain maximum leverage ratios;

•	maintain certain minimum interest and debt service coverage ratios;

•	limit dividends declared and paid to the Company’s common and preferred stockholders; and

•	limit investments in certain types of assets.

The Company’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability.

The Company intends to operate in a manner that will allow the Company to continue to qualify as a real estate investment trust (“REIT”). The Company believes it has been organized as, and its past and present operations qualify the Company as a REIT. However, the IRS could successfully assert that the Company is not qualified as such. In addition, the Company may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company’s control.

If the Company fails to qualify as a REIT, it would not be allowed a deduction for dividends paid to stockholders in computing taxable income and would become subject to federal income tax at regular corporate rates. In this event, the Company could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost. Even if the Company maintains its REIT status, the Company may be subject to certain federal, state and local taxes on its income and property.

Compliance with REIT requirements, including distribution requirements, may limit the Company’s flexibility and negatively affect the Company’s operating decisions.

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements, on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its stockholders and the ownership of its shares. The Company may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures or to fund debt service requirements. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2006, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties

Investment Properties

As of December 31, 2006, the Company owned 710 Investment Properties with an aggregate gross leasable area of 9,341,000 square feet, located in 44 states. Approximately 98 percent of the gross leasable area was leased at December 31, 2006. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Company’s Investment Properties and their respective carrying costs.

During 2006, the Company disposed of the properties leased to the United States of America which had accounted for more than 10 percent of the Company’s total rental income in 2005. As of December 31, 2006, the Company does not have any one tenant that accounts for ten percent or more of its rental income.

The following table summarizes the Company’s Investment Properties as of December 31, 2006 (dollars in thousands):

	Size (1)			Cost (2)
	High	Low	Average	High	Low	Average

Land	2,223,000	7,000	112,000	$10,197	$25	$1,001
Building	135,000	1,000	14,000	13,877	44	1,352

(1)	Approximate square feet.
(2)	Costs vary depending upon size and local demographic factors.

In connection with the development of 11 Investment Properties, the Company has agreed to fund construction commitments (including land costs) of $35,020,000, of which $17,845,000 has been funded as of December 31, 2006.

Leases.  Although there are variations in the specific terms of the leases, the following is a summary of the general structure of the Company’s leases. Generally, the leases of the Investment Properties owned by the Company provide for initial terms of 10 to 20 years. As of December 31, 2006, the weighted average remaining lease term was approximately 12 years. The Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of the Company’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $11,000 to $1,635,000 (average of $210,000). Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the Investment Property leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease. Some of the leases also provide that in the event the Company wishes to sell the Investment Property subject to that lease, the Company first must offer the lessee the right to purchase the Investment Property on the same terms and conditions as any offer which the Company intends to accept for the sale of the Investment Property.

Certain of the Company’s Investment Properties have leases that provide the tenant with a purchase option to acquire the Investment Property from the Company. The purchase price calculations are generally stated in the lease agreement or are based on current market value.

The following table summarizes the lease expirations of the Company’s Investment Portfolio as of December 31, 2006 (dollars in thousands):

	% of Total(1)	# of Properties	Gross Leasable Area(2)		% of Total(1)	# of Properties	Gross Leasable Area(2)

2007	1.2%	13	206,000	2013	5.6%	30	690,000
2008	1.8%	22	406,000	2014	7.3%	39	591,000
2009	2.6%	25	490,000	2015	4.6%	22	621,000
2010	3.9%	36	383,000	2016	4.2%	22	508,000
2011	3.8%	23	439,000	2017	7.2%	28	808,000
2012	4.6%	30	531,000	Thereafter	53.2%	407	3,500,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2006.
(2)	Approximate square feet.

The following table summarizes the diversification of trade of the Company’s Investment Portfolio based on the top 10 lines of trade as of December 31, 2006 (dollars in thousands):

	Top 10 Lines of Trade	2006(1)	2005(1)	2004(1)
1.	Convenience Stores	16.3%	12.1%	0.7%
2.	Restaurants – Full Service	12.1%	6.6%	6.7%
3.	Drug Stores	8.3%	10.0%	11.5%
4.	Sporting Goods	7.3%	7.4%	7.8%
5.	Books	5.7%	5.8%	6.9%
6.	Grocery	5.7%	6.3%	7.7%
7.	Consumer Electronics	5.6%	5.9%	7.1%
8.	Restaurants – Limited Service	4.7%	3.0%	3.1%
9.	Furniture	4.2%	4.7%	5.0%
10.	Office Supplies	4.1%	4.4%	5.2%
	Other	26.0%	33.8%	38.3%

		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification by state of the Company’s Investment Portfolio as of December 31, 2006:

	State	# of Properties	% of Annual Base Rent(1)

1.	Texas	149	22.2%
2.	Florida	77	13.4%
3.	Pennsylvania	77	5.4%
4.	Georgia	37	5.1%
5.	Virginia	19	3.9%
6.	California	18	3.7%
7.	Tennessee	19	3.5%
8.	Illinois	22	3.4%
9.	Missouri	14	3.3%
10.	Ohio	23	3.0%
	Other	255	33.1%

		710	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2006.

Structured Finance Investments

Structured finance agreements (included in mortgages, notes and accrued interest receivable on the consolidated balance sheets) are typically loans secured by a borrower’s pledge of its ownership interest in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2006 and 2005, the Company made structured finance investments of $16,477,000 and $5,988,000, respectively. As of December 31, 2006, the structured finance investments bear a weighted average interest rate of 13.3% per annum, of which 10.1% is payable monthly and the remaining 3.2% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between November 2007 and January 2009. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the subsidiaries which own the respective real estate. As of December 31, 2006 and 2005, the outstanding principal balance of the structured finance investments was $13,917,000 and $27,805,000, respectively.

Mortgage Residual Interests

OAMI, a majority owned and consolidated subsidiary of the Company holds the residual interests from seven commercial real estate loan securitizations. Each of the Residuals is recorded at fair value based upon a third party valuation, with adjustments subsequent to the initial acquisition of the Company’s interest in OAMI recorded through earnings. The Residuals had a fair value of $31,512,000 at December 31, 2006.

Inventory Assets

The NNN TRS develops Inventory Properties (“Development Properties” or “Development Portfolio”) as well as acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). The Company’s Inventory Portfolio is held with the intent to sell the properties to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2006, NNN TRS owned 29 Development Properties (11 completed, five under construction and 13 land parcels) and 68 Exchange Properties. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Inventory Properties and their respective carrying costs.

The following table summarizes the 11 completed Development Properties and 68 Exchange Properties as of December 31, 2006 (dollars in thousands):

	Size (1)			Cost (2)
	High	Low	Average	High	Low	Average
Completed Development Properties:
Land	527,000	42,000	205,000	$6,149	$387	$1,598
Building	71,000	5,000	20,000	10,852	112	3,492

Exchange Properties:
Land	396,000	8,000	45,000	2,927	59	606
Building	50,000	2,000	5,000	8,905	74	955

(1) Approximate square feet.

(2) Costs vary depending upon size and local demographic factors.

Under Construction.  In connection with the development of five Inventory Properties by the NNN TRS, the Company has agreed to fund total construction commitments (including land costs) of $36,728,000, of which $27,263,000 has been funded as of December 31, 2006.

Governmental Regulations Affecting Properties

Property Environmental Considerations.  The Company may acquire a property that contains some level of contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property, regardless of fault. It is the Company’s policy, as a part of its acquisition due diligence process, generally to obtain an environmental site assessment for each property. In such cases that the Company intends to acquire real estate where contamination or potential contamination exists, the Company generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify the Company for environmental liabilities, or (iii) agree to other arrangements deemed appropriate by the Company to address environmental conditions at the property.

The Company has 25 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties.

Americans with Disabilities Act of 1990.  The Investment and Inventory Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but the Company may incur costs if the tenant does not comply. As of February 15, 2007, the Company has not been notified by any governmental authority of, nor is the Company’s management aware of, any non-compliance with the ADA that the Company’s management believes would have a material adverse effect on its business, financial condition or results of operations.

Other Regulations.  State and local fire, life-safety and similar requirements regulate the use of the Company’s Investment and Inventory Properties. The leases generally require that each tenant will have primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

Item 3.  Legal Proceedings

In the ordinary course of its business, the Company is a party to various legal actions that management believes is routine in nature and incidental to the operation of the business of the Company. Management believes that the outcome of these proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company currently is traded on the New York Stock Exchange (“NYSE”) under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends (“NNN”), with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the five year period commencing December 31, 2001 and ending December 31, 2006. The graph assumes the investment of $100 on December 31, 2001.

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$23.540	23.370	$22.460	$24.100	$24.100
Low	20.220	18.810	19.820	21.250	18.810
Close	23.300	19.950	21.600	22.950	22.950

Dividends paid per share	0.325	0.325	0.335	0.335	1.320

2005

High	$20.880	$20.990	$21.650	$20.970	$21.650
Low	18.000	18.300	18.530	18.060	18.000
Close	18.450	20.470	20.000	20.370	20.370

Dividends paid per share	0.325	0.325	0.325	0.325	1.300

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2006		2005

Ordinary dividends	$1.151	87.18%	$1.068	82.19%
Qualified dividends	-	-	0.225	17.27%
Capital gain	0.150	11.38%	-	-
Unrecaptured Section 1250 Gain	0.019	1.44%	0.002	0.17%
Nontaxable distributions	-	-	0.005	0.37%

	$1.320	100.00%	$1.300	100.00%

The Company intends to pay regular quarterly dividends to its stockholders, although all future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, the Company’s financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the board of directors deems relevant.

In February 2007 the Company paid dividends to its stockholders of $20,115,000 or $0.335 per share of common stock.

On February 15, 2007, there were 1,526 stockholders of record of common stock.

Item 6.  Selected Financial Data

Historical Financial Highlights

(dollars in thousands, except per share data)

	2006	2005	2004	2003	2002

Gross revenues(1)	$180,876	$151,831	$133,875	$112,073	$102,067
Earnings from continuing operations	73,538	44,083	38,216	30,653	28,098
Net earnings	182,505	89,400	64,934	53,473	48,058
Total assets	1,916,785	1,733,416	1,300,048	1,213,778	958,300
Total debt	776,737	861,045	524,241	467,419	386,912
Total equity	1,096,505	828,087	756,998	730,754	549,141
Cash dividends declared to:
Common stockholders	76,035	69,018	66,272	55,473	51,178
Series A Preferred Stock stockholders	4,376	4,008	4,008	4,008	4,010
Series B Convertible Preferred Stock stockholders	419	1,675	1,675	502	-
Series C Redeemable Preferred Stock stockholders	923	-	-	-	-
Weighted average common shares:
Basic	57,428,063	52,984,821	51,312,434	43,108,213	40,383,405
Diluted	58,079,875	54,640,143	51,742,518	43,896,800	40,588,957
Per share information:
Earnings from continuing operations:
Basic	1.18	0.72	0.63	0.61	0.60
Diluted	1.17	0.73	0.63	0.61	0.59
Net earnings:
Basic	3.08	1.58	1.15	1.14	1.09
Diluted	3.05	1.56	1.15	1.13	1.09
Dividends declared to:
Common stockholders	1.32	1.30	1.29	1.28	1.27
Series A Preferred Stock stockholders	2.45625	2.25	2.25	2.25	2.25
Series B Convertible Preferred Stock stockholders	41.875	167.50	167.50	50.25	-
Series C Redeemable Preferred Stock depositary stockholders	0.250955	-	-	-	-
Other data:
Cash flows provided by (used in):
Operating activities	18,561	30,930	85,800	54,215	111,589
Investing activities	(106,984)	(242,487)	(69,963)	(256,870)	(15,142)
Financing activities	81,864	217,844	(19,225)	205,965	(101,654)
Funds from operations – diluted(2)	97,121	81,803	73,065	61,749	54,595

(1)	Gross revenues include revenues from the Company’s continuing and discontinued operations. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity. Accordingly, the results of operations related to these certain properties that have been classified as held for sale or have been disposed of subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified as earnings from discontinued operations.

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

The Company has earnings from discontinued operations in each of its segments, investment assets and inventory assets, real estate held for investment and real estate held for sale. All property dispositions from the Company’s investment segment are classified as discontinued operations. In addition, certain properties in the Company’s inventory segment that have generated revenues before disposition are classified as discontinued operations. These inventory properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in a decrease in the Company’s reported total revenues and total and per share earnings from continuing operations and an increase in the Company’s earnings from discontinued operations. However, the Company’s total and per share net earnings available to common stockholders is not affected.

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2006	2005	2004	2003	2002

Reconciliation of funds from operations:
Net earnings	$182,505	$89,400	$64,934	$53,473	$48,058
Real estate depreciation and amortization:
Continuing operations	20,874	14,871	11,296	9,572	8,822
Discontinued operations	1,545	5,536	4,419	2,300	1,506
Partnership real estate depreciation	463	606	622	699	479
Partnership gain on sale of asset	(262)	-	-	-	-
Gain on disposition of equity investment	(11,373)	-	-	-	-
Gain on disposition of investment assets	(91,332)	(9,816)	(2,523)	(287)	(260)
Extraordinary gain	-	(14,786)	-	-	-

FFO	102,420	85,811	78,748	65,757	58,605
Series A Preferred Stock dividends	(4,376)	(4,008)	(4,008)	(4,008)	(4,010)
Series B Convertible Preferred Stock dividends	(419)	(1,675)	(1,675)	(502)	-
Series C Redeemable Preferred Stock dividends	(923)	-	-	-	-

FFO available to common stockholders – basic	96,702	80,128	73,065	61,247	54,595
Series B Convertible Preferred Stock dividends, if dilutive	419	1,675	-	502	-

FFO available to common stockholders – diluted	$97,121	$81,803	$73,065	$61,749	$54,595

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, and the forward-looking disclaimer language in italics before Item 1. “Business.”

National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms “Registrant” or “Company” refer to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (the “NNN TRS”). Effective May 1, 2006, Commercial Net Lease Realty, Inc. changed its name to National Retail Properties, Inc.

Overview

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages, notes and accrued interest receivable on the consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned qualified REIT subsidiaries. The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). The Inventory Assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”).

As of December 31, 2006, the Company owned 710 Investment Properties, with an aggregate leasable area of 9,341,000 square feet, located in 44 states. Approximately 98 percent of the Company’s Investment Portfolio was leased at December 31, 2006. In addition to the Investment Properties, as of December 31, 2006, the Company had $13,917,000 and $31,512,000 in structured finance investments and mortgage residual interests, respectively. As of December 31, 2006, the NNN TRS owned 97 Inventory Properties.

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

The NNN TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The NNN TRS acquires and develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of December 31, 2006, the NNN TRS owned 29 Development Properties (11 completed inventory, five under construction and 13 land parcels) and 68 Exchange Properties.

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

The Company has recently increased its investments in the convenience store and restaurant sectors. Both of these sectors represent a large part of the freestanding retail property marketplace which the Company believes represents areas of attractive investment opportunity. Similarly, the Company has some geographic focus in Texas and Florida which the Company believes are areas of above average population growth which provide relatively strong investment opportunity for retailers and retail real estate investments.

Critical Accounting Policies and Estimates

The preparation of the Company’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make numerous estimates and judgments on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in our financial statements. On an ongoing basis, management evaluates its estimates and judgments. However, actual results may differ from these estimates and assumptions which in turn could have a material impact on the Company’s financial statements. A summary of the Company’s accounting policies and procedures are included in Note 1 of the Company’s consolidated financial statements. Management believes the following critical accounting policies among others affect its more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Real Estate – Investment Portfolio.  The Company records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by the Company includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease – For acquisitions of real estate subject to a lease subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”), the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases value of tenant relationships, based in each case on their relative fair values.

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

Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Real Estate – Inventory Portfolio.  The NNN TRS acquires, develops and owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the NNN TRS. The NNN TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the NNN TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated.

Mortgage Residual Interests, at Fair Value.  Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. The Company recognizes the excess of all cash flows attributable to the mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. Certain of the mortgage residual interests have been pledged as security for notes payable.

Revenue Recognition.  Rental revenues for non-development real estate assets are recognized when earned in accordance with SFAS 13, “Accounting for Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Use of Estimates.  Additional critical accounting policies of the Company include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to the Company’s real estate assets, the recoverability of the carrying value of long-lived assets, including the mortgage residual interests, the collectibility of receivables from tenants, including accrued rental income, and capitalized overhead relating to development projects. Actual results could differ from those estimates.

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes the Company’s Investment Portfolio as of December 31:

	2006	2005	2004

Investment Properties Owned:
Number	710	524	362
Total gross leasable area (square feet)	9,341,000	9,227,000	8,542,000

Investment Properties Leased:
Number	697	512	351
Total gross leasable area (square feet)	9,173,000	9,066,000	8,322,000
Percent of total gross leasable area	98%	98%	97%
Weighted average remaining lease term (years)	12	11	10

The following table summarizes the lease expirations of the Company’s Investment Portfolio as of December 31, 2006.

	% of Total(1)	# of Properties	Gross Leasable Area(2)		% of Total(1)	# of Properties	Gross Leasable Area(2)

2007	1.2%	13	206,000	2013	5.6%	30	690,000
2008	1.8%	22	406,000	2014	7.3%	39	591,000
2009	2.6%	25	490,000	2015	4.6%	22	621,000
2010	3.9%	36	383,000	2016	4.2%	22	508,000
2011	3.8%	23	439,000	2017	7.2%	28	808,000
2012	4.6%	30	531,000	Thereafter	53.2%	407	3,500,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2006.
(2)	Approximate square feet.

The following table summarizes the diversification of the Company’s Investment Portfolio based on the top 10 lines of trade as of December 31, 2006 (dollars in thousands):

	Top 10 Lines of Trade	2006(1)	2005(1)	2004(1)

1.	Convenience Stores	16.3%	12.1%	0.7%
2.	Restaurants – Full Service	12.1%	6.6%	6.7%
3.	Drug Stores	8.3%	10.0%	11.5%
4.	Sporting Goods	7.3%	7.4%	7.8%
5.	Books	5.7%	5.8%	6.9%
6.	Grocery	5.7%	6.3%	7.7%
7.	Consumer Electronics	5.6%	5.9%	7.1%
8.	Restaurants – Limited Service	4.7%	3.0%	3.1%
9.	Furniture	4.2%	4.7%	5.0%
10.	Office Supplies	4.1%	4.4%	5.2%
	Other	26.0%	33.8%	38.3%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which the Company’s Investment Properties are located in as of December 31, 2006 (dollars in thousands):

	State	Number of Properties	% of Annual Base Rent(1)

1.	Texas	149	22.2%
2.	Florida	77	13.4%
3.	Pennsylvania	77	5.4%
4.	Georgia	37	5.1%
5.	Virginia	19	3.9%
6.	California	18	3.7%
7.	Tennessee	19	3.5%
8.	Illinois	22	3.4%
9.	Missouri	14	3.3%
10.	Ohio	23	3.0%
	Other	255	33.1%

		710	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2006.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2006	2005	2004

Acquisitions:
Number of Investment Properties	213	170	36
Gross leasable area (square feet)	1,130,000	1,150,000	825,000

Total dollars invested (1)	$371,898	$332,461	$139,303

(1)	Includes dollars invested on projects currently under construction.

Property Dispositions.  The following table summarizes the Investment Properties sold by the Company for each of the years ended December 31 (dollars in thousands):

	2006	2005	2004

Number of properties	30	12	20
Gross leasable area (square feet)	1,015,000	476,000	155,000
Net sales proceeds	319,361	40,377	32,544
Net gain	$91,332	$9,816	$2,523

Property Analysis – Inventory Portfolio

General.  The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio as of December 31:

	2006	2005	2004
Development Portfolio:
Completed Inventory Properties	11	1	4
Properties under construction	5	12	7
Land parcels	13	4	4

	29	17	15

Exchange Portfolio:
Inventory Properties	68	46	6

Total Inventory Properties	97	63	21

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2006	2005	2004

Development Portfolio:
Number of properties acquired	16	58	33
Dollars invested (1)	$82,524	$66,527	$48,318

Exchange Portfolio:
Number of properties acquired	77	4	8
Dollars invested	$118,553	$10,714	$26,366

Total dollars invested	$201,077	$134,373	$76,647

(1)	Includes dollars invested on projects currently under construction.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2006		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development	9	$9,698	12	$18,065	16	$20,673
Exchange	55	3,892	16	2,641	8	1,912
Intercompany eliminations	-	190	-	921	-	817
Minority interest, Development	-	(4,114)	-	(5,999)	-	(6,422)

	64	$9,666	28	$15,628	24	$16,980

Business Combinations

Orange Avenue Mortgage Investments, Inc.  On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, leaving OAMI with an interest in seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its consolidated financial statements.

In accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”), the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets.

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company is an officer, director and indirect stockholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, NLF held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $2,749,000 and $10,562,000 in distributions from the LLCs during the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the Company recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In connection with the independent valuations of the Residuals’ fair value, the Company reduced the carrying value of the Residuals to reflect such fair value at December 31, 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, was recorded as an aggregate other than temporary valuation impairment of $8,779,000 and $2,382,000 for the years ended December 31, 2006 and 2005, respectively. Unrealized gains of $1,992,000 were recorded as other comprehensive income in the Statement of Stockholders Equity during the year ended December 31, 2006.

The Company merged certain of its wholly owned subsidiaries into National Retail Properties, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, $3,453,000 of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual interests.

National Properties Corporation.  On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE stockholders received 1,636,532 newly issued shares of the Company’s common stock. In accordance with SFAS 141, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values.

Revenue from Continuing Operations Analysis

General.  During the year ended December 31, 2006, the Company’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes the Company’s revenues from continuing operations for each of the years ended December 31 (dollars in thousands):

							2006 Versus 2005 Percent Increase (Decrease)	2005 Versus 2004 Percent Increase (Decrease)
				Percent of Total
	2006	2005	2004	2006	2005	2004

Rental Income (1)	$134,196	$100,836	$84,546	89.0%	85.1%	88.9%	33.1%	19.3%
Real estate expense reimbursement from tenants	4,862	4,094	2,828	3.2%	3.5%	3.0%	18.8%	44.8%
Interest and other income from real estate transactions	4,462	6,143	7,695	3.0%	5.2%	8.1%	(27.4)%	(20.2)%
Interest income on mortgage residual interests	7,268	7,349	-	4.8%	6.2%	-	(1.1)%	100.0%

Total revenues	$150,788	$118,422	$95,069	100.0%	100.0%	100.0%	27.3%	24.6%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income.  The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Assets and (ii) earnings from the Company’s Inventory Assets. The revenues generated by each of the Company’s two primary operating segments have remained relatively consistent as a percentage of the Company’s total revenues from continuing operations. The following table summarizes the revenues from continuing operations for each of the years ended December 31, (dollars in thousands):

							2006 Versus 2005 Percent Increase (Decrease)	2005 Versus 2004 Percent Increase (Decrease)
				Percent of Total
	2006	2005	2004	2006	2005	2004

Investment Assets	$134,334	$113,865	$91,018	89.1%	96.2%	95.7%	18.0%	25.1%
Inventory Assets	16,454	4,557	4,051	10.9%	3.8%	4.3%	261.1%	12.5%

Total revenue from continuing operations	$150,788	$118,422	$95,069	100.0%	100.0%	100.0%	27.3%	24.6%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005.

Rental Income.  The Company’s Rental Income increased primarily due to the addition of an aggregate gross leasable area of 1,130,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of an additional 213 Investment Properties during the year ended December 31, 2006, of which 38 Investment Properties with an aggregate 272,000 square feet of gross leasable area were acquired in the last three months of 2006. The Investment Portfolio occupancy rate remained relatively stable at approximately 98 percent for each of the years ended December 31, 2006 and 2005.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants remained fairly constant as a percent of total revenues from continuing operations. The increase for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was attributable to a full year of reimbursements from certain tenants acquired in 2005 and the reimbursements from the newly acquired Investment Properties in 2006.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2006, primarily due to a decrease in interest earned on the structured finance investments compared to the year ended December 31, 2005. The weighted average outstanding principal balance of the structured finance investments during the year ended December 31, 2006 and 2005 was $16,834,000 and $27,584,000, respectively. In addition, the Company received $886,000 of disposition and development fee income during the year ended December 31, 2005. There was no fee income recognized in 2006.

Interest Income on Mortgage Residual Interests.  The Company recognizes interest income on mortgage residual interests as a result of its acquisition of 78.9 percent equity interest in OAMI in May 2005. As a result of the timing of the acquisition, the Company recognized such income for the entire year ended December 31, 2006, versus a partial period in 2005 (see “Business Combinations”). However, the increase in interest income from the mortgage residual interests for the year ended December 31, 2006, is partially offset by a decrease in interest income as a result of the amortization and prepayments of the underlying loans.

Gain from Disposition of Real Estate, Inventory Portfolio.  Inventory Properties typically are operating properties and are classified as discontinued operations. However, the gains on the sale of Inventory Properties which are sold prior to rent commencement are reported in continuing operations. The increase in the gain from the disposition of real estate is primarily due to the varying gross margin on sales of these Inventory Properties and the timing of such sales.

The following table summarizes the Inventory Property dispositions included in continuing operations for the years ended December 31 (dollars in thousands):

	2006		2005
	# of Properties	Gain	# of Properties	Gain

Gain	6	$8,000	6	$2,010
Minority interest	-	(3,609)	-	-

Gain, net of minority interest	6	$4,391	6	$2,010

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004.

Rental Income.  Rental Income increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to the addition of an aggregate gross leasable area of 1,150,000 square feet to the Company’s Investment Portfolio resulting from the acquisition of 170 Investment Properties during the year ended December 31, 2005.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to a full year of expense reimbursements during 2005 from certain tenants acquired during 2004.

Gain from Disposition of Real Estate, Inventory Portfolio.  The gain on disposition of real estate held for sale included in continuing operations decreased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to the number of properties sold and the varying gross margin on sales of Inventory Properties. The following table summarizes the property dispositions included in continuing operations for the year ended December 31 (dollars in thousands):

	2005		2004
	# of Properties	Gain	# of Properties	Gain

Gain	6	$2,010	7	$4,700
Minority interest	-	-	-	(1,717)

Gain, net of minority interest	6	$2,010	7	$2,983

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2005, as compared to the year ended December 31, 2004, primarily due to a decrease in interest earned on the structured finance investments for the year ended December 31, 2005. The weighted average outstanding principal balance of the structured finance investments during the year ended December 31, 2005 and 2004 was $27,584,000 and $44,424,000, respectively. However, the decrease was partially offset by the $886,000 and $175,000 of disposition and development fee income received during the year ended December 31, 2005 and 2004, respectively.

Analysis of Expenses from Continuing Operations

General.  During 2006 operating expenses from continuing operations increased primarily as a result of the acquisition of additional properties but remained generally proportionate to the Company’s total revenues from continuing operations. The following summarizes the Company’s expenses from continuing operations (dollars in thousands):

	2006	2005	2004

General and administrative	$24,012	$22,418	$21,664
Real estate	7,088	5,938	4,986
Depreciation and amortization	22,971	16,792	12,975
Impairment – real estate, Investment Portfolio	-	1,673	-
Impairment – mortgage residual interests valuation adjustment	8,779	2,382	-
Restructuring costs	1,580	-	-
Transition costs	-	-	3,741

Total operating expenses	$64,430	$49,203	$43,366

Interest and other income	$(3,815)	$(2,039)	$(3,760)
Interest expense	45,874	33,309	27,972

Total other expenses (revenues)	$42,059	$31,270	$24,212

							2006 Versus 2005 Percent Increase (Decrease)	2005 Versus 2004 Percent Increase (Decrease)
	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations
	2006	2005	2004	2006	2005	2004

General and administrative	37.3%	45.6%	50.0%	15.9%	18.9%	22.8%	7.1%	3.5%
Real estate	11.0%	12.1%	11.5%	4.7%	5.0%	5.2%	19.4%	19.1%
Depreciation and amortization	35.7%	34.1%	29.9%	15.2%	14.2%	13.6%	36.8%	29.4%
Impairment – real estate, Investment Portfolio	-	3.4%	-	-	1.4%	-	(100.0)%	100.0%
Impairment – mortgage residual interests valuation adjustment	13.6%	4.8%	-	5.8%	2.0%	-	268.6%	100.0%
Restructuring costs	2.4%	-	-	1.1%	-	-	100.0%	-
Transition costs	-	-	8.6%	-	-	3.9%	-	(100.0)%

Total operating expenses	100.0%	100.0%	100.0%	47.2%	41.5%	45.5%	30.9%	13.5%

Interest and other income	(9.1)%	(6.5)%	(15.5)%	(2.5)%	(1.7)%	(4.0)%	87.1%	(45.8)%
Interest expense	109.1%	106.5%	115.5%	30.4%	28.1%	29.4%	37.7%	19.1%

Total other expenses (revenues)	100.0%	100.0%	100.0%	27.9%	26.4%	25.5%	34.5%	29.2%

Comparison of Year End December 31, 2006 to Year Ended December 31, 2005.

General and Administrative.  General and administrative expenses increased for the year ended December 31, 2006, however, such expenses decreased as a percentage of total operating expenses from continuing operations for the year ended December 31, 2006. The increase in general and administrative expenses for 2006 was primarily attributable to (i) an increase in expenses related to personnel compensation, (ii) an increase in professional services provided to the Company, and (iii) an increase in lost pursuit costs. The increase in 2006 was partially offset by the decrease in expenses related to personnel as a result of a workforce reduction in April 2006 and an increase in costs capitalized to projects under development.

Real Estate.  Real estate expenses increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005; however, such expenses remained fairly consistent as a percentage of total operating expenses and total revenues from continuing operations. The increase in real estate expenses for 2006 when compared to the same period for 2005 is primarily attributable to (i) an increase in tenant reimbursable real estate expenses, (ii) an increase in expenses related to vacant properties, and (iii) an increase in certain real estate expenses that were not reimbursable by tenants.

Depreciation and Amortization.  Depreciation and amortization expenses increased for the year ended December 31, 2006, as compared to the year ended December 31, 2005; however, such expenses remained fairly consistent as a percentage of total operating expenses and total revenues from continuing operations. The increase for the year ended December 31, 2006, when compared to the same period in 2005 is attributable to (i) the acquisition of 213 Investment Properties with an aggregate gross leasable area of 1,130,000 square feet in 2006 and (ii) a full year of depreciation and amortization on the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet acquired in 2005. The increase in depreciation and amortization was partially offset by the disposition of 30 Investment Properties with an aggregate gross leasable area of 1,015,000 square feet during the year ended December 31, 2006.

Impairment – Real Estate, Investment Portfolio.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company calculates a possible impairment by comparing the future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.

Impairment – Mortgage Residual Interests Valuation Adjustment.  In connection with the independent valuations of the Residuals’ fair value, the Company reduced the carrying value of the Residuals to reflect such fair value at December 31, 2006 and 2005.

The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in value related to the portion of the Residuals previously owned by NLF, were recorded as an aggregate other than temporary valuation impairment in 2005 (see “Business Combinations”).

The Company reduced the carrying value of the Residuals during the year ended December 31, 2006, based upon the fair value as determined by an independent valuation. The decrease in the value of the Residuals was primarily the result of the increase in prepayment speeds of the underlying loans. The valuation adjustments that are considered other than temporary are recorded as a reduction of earnings from operations.

Restructuring Costs.  During the year ended December 31, 2006, the Company recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Interest Expense.  The increase in interest expense for the year ended December 31, 2006, over the year ended December 31, 2005, was primarily due to a $241,104,000 increase in the weighted average long-term debt outstanding for the year ended December 31, 2006. The increase in the weighted average long-term debt outstanding is attributable to the increase in Investment and Inventory Properties and the acquisition of the 78.9 percent equity interest in OAMI. This increase was offset slightly by a 25 basis point decrease in the overall weighted average interest rate for 2006 compared to 2005. The following represents the primary changes in debt:

(i)	issuance of $150,000,000 of notes payable in November 2005 with an effective interest rate of 6.185% due in December 2015,
(ii)	the increase in the weighted average debt outstanding on the revolving credit facility (increased by $61,819,000),
(iii)	issuance of $172,500,000 of notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026,
(iv)	the $20,800,000 variable rate term note assumed in connection with the acquisition of NAPE in June 2005,
(v)	the $32,000,000 secured notes payable acquired in May 2005 in connection with the 78.9 percent equity interest in OAMI, and
(vi)	repayment of a mortgage in February 2006 with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.435%.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004.

General and Administrative.  General and administrative expenses increased for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily as a result of (i) an increase in professional services provided to the Company, and (ii) increases in expenses related to personnel.

Real Estate.  Real estate expenses for the year ended December 31, 2005 compared to the year ended December 31, 2004, increased primarily due to a decrease in tenant reimbursable real estate expenses and a decrease in property expenses related to vacant properties due to an increased Investment Property occupancy rate from 97 percent as of December 31, 2004 to 98 percent as of December 31, 2005.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the year ended December 31, 2005 compared to the year ended December 31, 2004, is primarily attributable to (i) the depreciation on the 170 Investment Properties with an aggregate gross leasable area of 1,150,000 square feet acquired during the year ended December 31, 2005, and (ii) a full year of depreciation on the 36 Investment Properties with an aggregate gross leasable area of 825,000 square feet acquired during the year ended December 31, 2004.

Transition Costs.  During the year ended December 31, 2004, the Company recorded transition costs of $3,741,000, including severance, accelerated vesting of restricted stock and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

Interest Expense.  The increase in interest expense for the year ended December 31, 2005 over the year ended December 31, 2004 was primarily attributable to a $69,982,000 increase in the average long-term debt outstanding for the year ended December 31, 2005. Weighted average interest rates remained fairly consistent. The increase in the weighted average debt outstanding is primarily attributable to the increase in Investment and Inventory Property acquisitions and the acquisition of the 78.9 percent equity interest in OAMI. The following represents the changes in debt:

(i)	the increase in the weighted average debt outstanding on the revolving credit facility (increased by $21,905,000),
(ii)	the $32,000,000 secured notes payable acquired in May 2005 in connection with the 78.9 percent equity interest in OAMI,
(iii)	the $20,800,000 variable rate term note assumed in connection with the acquisition of NAPE in June 2005,
(iv)	issuance of $150,000,000 of notes payable in November 2005 with an effective interest rate of 6.185% due in December 2015,
(v)	issuance of $150,000,000 of notes payable in June 2004 with an effective interest rate of 5.910% due in June 2014,
(vi)	repayment of $100,000,000 of notes payable in June 2004 with an effective interest rate of 7.547%, and
(vii)	repayment of the $20,000,000 variable rate term note in November 2004.

Unconsolidated Affiliates

For details on each of the Company’s unconsolidated affiliates, see “Capital Resources – Investments in Unconsolidated Affiliates.”

During the years ended December 31, 2006, 2005 and 2004, the Company recognized equity in earnings of unconsolidated affiliates of $122,000, $1,209,000, and $4,724,000, respectively. The decrease in equity in earnings of unconsolidated affiliates subsequent to the year ended December 31, 2004, was primarily attributable to the decrease in the income earned on investments in mortgage residual interests as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005. The Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as a part of OAMI in the Company’s consolidated financial statements.

In October 2006, the Company sold its equity investment in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $10,239,000 and recognized a gain of $11,373,000. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. In connection with the sale, the Company was released as a guarantor of Plaza’s $14,000,000 unsecured promissory note.

Earnings from Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired subsequent to December 31, 2001, as well as, the revenues and expenses related to any Investment Property that was held for sale at December 31, 2006. The Company also classified as discontinued operations the revenues and expenses of its Inventory Properties that were sold which generated rental revenues, as well as, the revenues and expenses related to its Inventory Properties held for sale which generated rental revenues as of December 31, 2006. The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2006			2005			2004
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	30	$91,332	$100,925	12	$9,816	$21,151	20	$2,523	$17,171
Inventory Assets, net of minority interest	58	5,275	8,042	22	13,618	9,380	17	13,997	9,547

	88	$96,607	$108,967	34	$23,434	$30,531	37	$16,520	$26,718

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

Impact of Inflation

The Company’s leases typically contain provisions to mitigate the adverse impact of inflation on the Company’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. During times when inflation is greater than increases in rent, rent increases may not keep up with the rate of inflation.

The Investment Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses of a property, thus, the Company’s exposure to inflation is reduced. Inflation may have an adverse impact on the Company’s tenants.

Liquidity

General.  The Company’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and dividends; (ii) property acquisitions and development, structured finance investments and capital expenditures; (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

The Company expects to meet these requirements (other than amounts required for additional property investments and structured finance investments) through cash provided from operations and the Company’s revolving credit facility. The Company utilizes its credit facility to meet its short term working capital requirements. As of December 31, 2006, $28,000,000 was outstanding and approximately $272,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $5,159,000. The Company anticipates that any additional investments in properties and structured finance investments during the next 12 months will be funded with cash provided from operations, long-term unsecured debt and the issuance of common or preferred equity, each of which may be initially funded with proceeds from the Company’s revolving credit facility. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to the Company.

Below is a summary of the Company’s cash flows for each of the years ended December 31 (in thousands):

	2006	2005	2004

Cash and cash equivalents:
Provided by operating activities	$18,561	$30,930	$85,800
Used in investing activities	(106,984)	(242,487)	(69,963)
Provided by (used in) financing activities	81,864	217,844	(19,225)

Increase (decrease)	(6,559)	6,287	(3,388)
January 1	8,234	1,947	5,335

December 31	$1,675	$8,234	$1,947

Cash provided by operating activities represents cash received primarily from rental income from tenants, gain on the disposition of Inventory Properties and interest income less general and administrative expenses and interest expense. The change in cash provided by operations for the years ended December 31, 2006, 2005 and 2004, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

The Company’s financing activities for the year ended December 31, 2006 included the following significant transactions:

•	$172,500,000 in gross proceeds from the issuance of 3.95% convertible senior notes payable

•	$76,035,000 in dividends paid to common stockholders

•	$5,718,000 in aggregate dividends paid to Series A, B and C Preferred Stock stockholders

•	$134,300,000 in net payments on the Company’s Credit Facility

•	$92,000,000 in gross proceeds from the issuance of 3,680,000 depositary shares of Series C Preferred Stock

•	$65,722,000 in net proceeds from the issuance of 3,046,408 common shares in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”)

Financing Strategy

The Company’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements and providing value to the Company’s stockholders. The Company generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.

The Company typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $300,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2006, $28,000,000 was outstanding and approximately $272,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $5,159,000.

For the year ended December 31, 2006, the Company’s ratio of total indebtedness to total gross assets (before accumulated depreciation) was approximately 41 percent and the secured indebtedness to total gross assets was approximately three percent. The total debt to total market capitalization was approximately 35 percent. Certain financial agreements to which the Company is a party contain covenants that limit the Company’s ability to incur debt under certain circumstances. The organizational documents of the Company do not limit the absolute amount or percentage of indebtedness that the Company may incur. Additionally, the Company may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of December 31, 2006. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2006. As the table incorporates only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (1)	$749,733	$20,913	$113,190	$21,800	$21,022	$173,598	$399,210
Revolving Credit Facility	28,000	-	-	28,000	-	-	-
Operating lease	7,076	815	839	865	891	917	2,749

Total contractual cash obligations(2)	$784,809	$21,728	$114,029	$50,665	$21,913	$174,515	$401,959

(1)

Includes amounts outstanding under the mortgages payable, secured notes payable, convertible notes payable, notes payable and financing lease obligation and excludes unamortized note discounts and unamortized interest rate hedge gain.

(2)	Excludes $5,989 of accrued interest payable.

In addition to the contractual obligations outlined above, the Company has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded at December 31, 2006

Investment Portfolio	11	$35,020	$17,845

Inventory Portfolio	5	36,728	27,263

	16	$71,748	$45,108

(1) Including land costs.

As of December 31, 2006 the Company had outstanding letters of credit totaling $5,159,000 under its revolving credit facility.

As of December 31, 2006, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of the Company’s current capital resources on hand, its revolving credit facility and debt or equity financings.

Many of the Investment Properties are recently constructed and are generally net leased. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of the Company’s Investment Properties, are subject to leases under which the Company retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with the Company’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. The Company may be required to borrow under the Company’s revolving Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with the Company could have a material adverse effect on the liquidity and results of operations of the Company if the Company is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of January 31, 2007, the Company owns nine vacant, unleased Investment Properties which account for approximately two percent of the total gross leasable area of the Company’s Investment Portfolio and four unleased land parcels. Additionally, less than one percent of the total gross leasable area of the Company’s Investment Portfolio is leased to a tenant that has filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, the tenant has the right to reject or affirm its lease with the Company.

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2006, 2005 and 2004, the Company declared and paid dividends to its common stockholders of $76,035,000, $69,018,000, and $66,272,000 and, respectively, or $1.32, $1.30 and $1.29 per share, respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2006		2005		2004

Ordinary dividends	$1.151	87.18%	$1.068	82.19%	$0.916	70.99%
Qualified dividends	-	-	0.225	17.27%	-	-
Capital gain	0.150	11.38%	-	-	0.040	3.13%
Unrecaptured Section 1250 Gain	0.019	1.44%	0.002	0.17%	0.041	3.21%
Nontaxable distributions	-	-	0.005	0.37%	0.293	22.67%

	$1.320	100.00%	$1.300	100.00%	$1.290	100.00%

In February 2007, the Company paid dividends to its common stockholders of $20,115,000, or $0.335 per share of common stock.

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of the Company’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2006	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Year Ended December 31,
				2006		2005		2004
				Total	Per Share	Total	Per Share	Total	Per Share

9% Series A (1)	1,781,589	$25.00	$2.25	$4,376	$2.45625	$4,008	$2.25	$4,008	$2.25

6.7% Series B Convertible (2)	-	2,500.00	167.50	419	41.875	1,675	167.50	1,675	167.50

7.375% Series C Redeemable (3)	3,680,000	25.00	1.84375	923	0.250955	-	-	-	-

(1)

Effective January 2, 2007, the Company redeemed all 1,781,589 shares of Series A Preferred Stock, at their redemption price of $25.00 per share plus all accumulated and unpaid dividends through the redemption date of $0.20625 per share, for an aggregate redemption price of $25.20625. Dividends declared and paid in 2006 include $368 of dividends payable.

(2)	In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.
(3)

In October 2006, the Company issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Redeemable Preferred Stock. See “Capital Resources – Debt and Equity Securities.”

In February 2007, the Company declared dividends of $1,696,000 or $0.4609375 per depositary share of Series C Redeemable Preferred Stock payable in March 2007.

Restricted Cash.  Restricted cash consists of amounts held in restricted accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”). The use of the cash is restricted pursuant to agreements with the Buyer and will be released in December 2007 subject to any pending indemnity claims. The amount held in these accounts at December 31, 2006 and 2005 was $36,728,000 and $30,530,000, respectively. The carrying value for restricted cash was $36,587,000 and $30,191,000 at December 31, 2006 and 2005, respectively, and is calculated as the present value of the expected release of monies.

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

Debt

The following is a summary of the Company’s total outstanding debt as of December 31 (dollars in thousands):

	2006	Percentage of Total	2005	Percentage of Total

Line of credit payable	$28,000	3.6%	$162,300	18.8%
Mortgages payable	35,892	4.6%	151,133	17.6%
Notes payable – secured	24,500	3.2%	28,250	3.3%
Notes payable – convertible	172,500	22.2%	-	-
Notes payable	489,804	63.1%	493,321	57.3%
Financing lease obligation	26,041	3.3%	26,041	3.0%

Total outstanding debt	$776,737	100.0%	$861,045	100.0%

Line of Credit Payable.  In December 2005, the Company entered into an amended and restated loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”). The Credit Facility amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $300,000,000 from $225,000,000, (ii) lowering the interest rates of the tiered rate structure from a maximum of 135 points above LIBOR to a maximum rate of 112.5 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 80 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of the Company, the current commitment fee is 20 basis points), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 8, 2009 and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2009, which the Company may request to be extended for an additional 12 months. As of December 31, 2006, $28,000,000 was outstanding and approximately $272,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $5,159,000.

In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment limitations. At December 31, 2006, the Company was in compliance with those covenants. In the event that the Company violates any of these restrictive financial covenants, its access to the debt or equity markets may become impaired.

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

In May 2006, the Company disposed of three Investment Properties that were subject to a first mortgage with an original and outstanding principal balance of $95,000,000. Upon disposition of these Investment Properties, the buyer assumed the mortgage.

Note Payable.  In connection with the acquisition of NAPE, the Company assumed a $20,800,000 term note payable (“Term Note”), and a line of credit with an outstanding balance of $7,400,000, which was paid in full with proceeds from the Company’s existing line of credit in June 2005. The principal balance on the Term Note is due in full upon its expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. Based on the current debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 6.55% at December 31, 2006. In accordance with the terms of the Term Note, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

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

Each of the Company’s outstanding series of publicly held non-convertible notes are summarized in the table below (dollars in thousands).

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Commencement of Semi- Annual Interest Payments	Maturity Date
2008 (1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2010 (1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012 (1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014 (1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014
2015 (1)	November 2005	150,000	390	149,610	6.150%	6.185%	June 2006	December 2015

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of the Company’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
(5)

The Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

Each series of notes represent senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture relating to the notes.

In connection with the note offerings, the Company incurred debt issuance costs totaling $4,542,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which the Company’s notes have been issued, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2006, the Company was in compliance with those covenants. In the event that the Company violates any of the certain restrictive financial covenants, its access to the debt or equity markets may become impaired.

Convertible Notes – In September 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $150,000,000 of 3.95% convertible senior notes due September 2026 (with a 2011 put option). Subsequently, the Company issued an additional $22,500,000 in connection with the underwriters’ over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes were sold at par with interest payable semi-annually commencing on March 15, 2007 (effective interest rate of 3.95%).

The notes are convertible, at the option of the holder, at any time on or after September 15, 2025. Prior to September 15, 2025, holders may convert their Convertible Notes under certain circumstances. The initial conversion rate per $1,000 principal amount of Convertible Notes is 40.9015 shares of the Company’s common stock, which is equivalent to an initial conversion price of $24.4490 per share of common stock. The initial conversion rate is subject to adjustment in certain circumstances. Upon conversion of each $1,000 principal amount of Convertible Notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, common stock or a combination thereof.

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

In connection with the Convertible Notes offering, the Company incurred debt issuance costs totaling $3,850,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, September 20, 2011 using the effective interest method.

The Company used the proceeds of the Convertible Notes to pay down outstanding indebtedness under the Credit Facility.

7.375% Series C Cumulative Redeemable Preferred Stock – In October 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,200,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Redeemable Preferred Stock”), and received gross proceeds of $80,000,000. Subsequently, the Company issued an additional 480,000 depositary shares in connection with the underwriters’ over-allotment option and received gross proceeds of $12,000,000. In connection with this offering, the Company incurred stock issuance costs of approximately $3,098,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the depositary shares are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash dividends at the rate of 7.375 percent of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Redeemable Preferred Stock underlying the depositary shares ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series C Redeemable Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends.

The Company used $44,540,000 of the net proceeds from the offering to redeem the Series A Preferred Stock in January 2007, and used the remainder of the net proceeds to repay borrowings under the Credit Facility.

Dividend Reinvestment and Stock Purchase Plan – In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”), which permits the issuance by the Company of 12,191,394 shares of common stock. The DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in the Company’s common stock. The following outlines the common stock issuances pursuant to the Company’s DRIP for each of the years ended December 31 (dollars in thousands):

	2006	2005

Shares of common stock	3,046,408	1,048,746
Net proceeds	$65,722	$20,747

The proceeds from the issuances were used to pay down outstanding indebtedness under the Company’s Credit Facility.

In June 2005, in connection with the acquisition of National Properties Corporation (see “Results of Operations – Business Combination”), the Company issued 1,636,532 newly issued shares of the Company’s common stock in exchange for 100 percent of the common stock of NAPE.

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

Structured Finance Investments.  Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

As of December 31, 2006, the structured finance investments bear a weighted average interest rate of 13.3% per annum, of which 10.1% is payable monthly and the remaining 3.2% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which range between November 2007 and January 2009. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

The following table summarizes the activity of the structured finance investments for each of the last two years ended December 31 (dollars in thousands):

	2006	2005

Balance at January 1	$27,805	$29,390
New investments	16,477	5,988
Principal repayments	(30,365)	(7,573)

Balance at December 31	$13,917	$27,805

Mortgage Residual Interests.  In connection with the independent valuations of the mortgage residual interests’ (the “Residuals”) fair value, the Company reduced the carrying value of the Residuals to reflect such fair value at December 31, 2006. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, were recorded as an aggregate other than temporary valuation impairment of $8,779,000 and $2,382,000, for the years ended December 31, 2006 and 2005, respectively. Unrealized gains of $1,992,000 were recorded as other comprehensive income in the Statement of Stockholders’ Equity for the year ended December 31, 2006.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt used to finance the Company’s development and acquisition activities, and for general corporate purposes. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt. The Company had no outstanding derivatives as of December 31, 2006 and 2005.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of December 31, 2006 and 2005. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of December 31, 2006. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of December 31, 2006, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates. If interest rates on the Company’s variable rate debt increased by 1%, the Company’s interest expense would have increased by approximately three percent for the year ended December 31, 2006.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt(2)(3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2007	-	-	8,413	7.12%	-	-	10,500	10.00%
2008	-	-	1,190	7.04%	99,956	7.16%	14,000	10.00%
2009	48,800	5.98%	1,000	7.02%	-	-	-	-
2010	-	-	1,022	7.01%	19,941	8.60%	-	-
2011	-	-	1,098	7.00%	172,500	3.95%	-	-
Thereafter	-	-	23,169	6.99%	375,148	6.21%	-	-

Total	$48,800	5.98%	$35,892	7.12%	$667,545	5.84%	$24,500	10.00%

Fair Value:
December 31, 2006	$48,800	5.98%	$35,892	7.12%	$690,198	5.84%	$24,500	10.00%

December 31, 2005	$183,100	4.81%	$151,133	6.18%	$520,144	6.50%	$28,250	10.00%

(1)

The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of the Company. The Term Note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company.

(2)	Includes Company’s notes payable, net of unamortized note discounts and convertible notes payable.
(3)

In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

The Company is also exposed to market risks related to the Company’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $31,512,000 and $55,184,000 as of December 31, 2006 and December 31, 2005, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that National Retail Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that National Retail Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Retail Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Retail Properties, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended, and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

February 13, 2007

Miami, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of National Retail Properties, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Retail Properties’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

February 13, 2007

Miami, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of National Retail Properties, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules for 2005 and 2004 information based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Retail Properties, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the 2005 and 2004 information included in the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Orlando, Florida

February 17, 2006, except as to notes 2, 3, 20, 26 and 27 which are as of February 16, 2007

Certified Public Accountants

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2006	December 31, 2005

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization:
Held for investment	$1,439,002	$1,297,254
Held for sale	1,994	1,139
Accounted for using the direct financing method:
Held for investment	70,683	94,134
Held for sale	651	1,570
Real estate, Inventory Portfolio, held for sale	228,159	131,074
Mortgages, notes and accrued interest receivable, net of allowance of $634 and $676, respectively	30,945	51,086
Mortgage residual interests	31,512	55,184
Cash and cash equivalents	1,675	8,234
Restricted cash	36,587	30,191
Receivables, net of allowance of $722 and $847, respectively	7,915	8,547
Accrued rental income, net of allowance	26,413	27,999
Debt costs, net of accumulated amortization of $11,339 and $9,567, respectively	8,180	6,096
Other assets	33,069	20,908

Total assets	$1,916,785	$1,733,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$28,000	$162,300
Mortgages payable	35,892	151,133
Notes payable – secured	24,500	28,250
Notes payable – convertible	172,500	-
Notes payable, net of unamortized discount of $996 and $1,133, respectively, and an unamortized interest rate hedge gain of $3,653 at December 31, 2005	489,804	493,321
Financing lease obligation	26,041	26,041
Accrued interest payable	5,989	5,539
Other liabilities	30,116	20,058
Income tax liability	6,340	13,748

Total liabilities	819,182	900,390

Commitments and contingencies (Note 28)

Minority interest	1,098	4,939

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	44,540	44,540
Series B Convertible, 10,000 shares issued and outstanding at December 31, 2005, stated liquidation value of $2,500 per share	-	25,000
Series C Redeemable, 3,680,000 depositary shares issued and outstanding at December 31, 2006, stated liquidation value of $25 per share	92,000	-
Common stock, $0.01 par value. Authorized 190,000,000 shares; 59,823,031 and 55,130,876 shares issued and outstanding at December 31, 2006 and 2005, respectively	598	551
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	873,885	778,485
Retained earnings (accumulated dividends in excess of net earnings)	80,263	(20,489)
Accumulated other comprehensive income	5,219	-

Total stockholders’ equity	1,096,505	828,087

	$1,916,785	$1,733,416

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Rental income from operating leases	$126,173	$92,714	$76,272
Earned income from direct financing leases	7,291	7,678	7,938
Contingent rental income	732	444	336
Real estate expense reimbursement from tenants	4,862	4,094	2,828
Interest and other income from real estate transactions	4,462	6,143	7,695
Interest income on mortgage residual interests	7,268	7,349	-

	150,788	118,422	95,069

Disposition of real estate, Inventory Portfolio:
Gross proceeds	36,705	13,569	20,888
Costs	(28,705)	(11,559)	(16,188)

Gain	8,000	2,010	4,700

Operating expenses:
General and administrative	24,012	22,418	21,664
Real estate	7,088	5,938	4,986
Depreciation and amortization	22,971	16,792	12,975
Impairment – real estate, Investment Portfolio	-	1,673	-
Impairment – mortgage residual interests valuation adjustment	8,779	2,382	-
Restructuring costs	1,580	-	-
Transition costs	-	-	3,741

	64,430	49,203	43,366

Earnings from operations	94,358	71,229	56,403

Other expenses (revenues):
Interest and other income	(3,815)	(2,039)	(3,760)
Interest expense	45,874	33,309	27,972

	42,059	31,270	24,212

Earnings from continuing operations before income tax benefit, minority interest, equity in earnings of unconsolidated affiliates and gain on disposition of equity investment	52,299	39,959	32,191
Income tax benefit	11,143	2,778	2,544
Minority interest	(1,399)	137	(1,243)
Equity in earnings of unconsolidated affiliates	122	1,209	4,724
Gain on disposition of equity investment	11,373	-	-

Earnings from continuing operations	73,538	44,083	38,216
Earnings from discontinued operations:
Real estate, Investment Portfolio	100,925	21,151	17,171
Real estate, Inventory Portfolio, net of income tax expense and minority interest	8,042	9,380	9,547

	108,967	30,531	26,718

Earnings before extraordinary gain	182,505	74,614	64,934
Extraordinary gain	-	14,786	-

Net earnings	182,505	89,400	64,934
Other comprehensive income	5,219	-	-

Total comprehensive income	$187,724	$89,400	$64,934

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Net earnings	$182,505	$89,400	$64,934
Series A preferred stock dividends	(4,376)	(4,008)	(4,008)
Series B Convertible preferred stock dividends	(419)	(1,675)	(1,675)
Series C Redeemable preferred stock dividends	(923)	-	-

Net earnings available to common stockholders – basic	176,787	83,717	59,251
Series B convertible preferred stock dividends, if dilutive	419	1,675	-

Net earnings available to common stockholders – diluted	$177,206	$85,392	$59,251

Net earnings per share of common stock:
Basic:
Continuing operations	$1.18	$0.72	$0.63
Discontinued operations	1.90	0.58	0.52
Extraordinary gain	-	0.28	-

Net earnings	$3.08	$1.58	$1.15

Diluted:
Continuing operations	$1.17	$0.73	$0.63
Discontinued operations	1.88	0.56	0.52
Extraordinary gain	-	0.27	-

Net earnings	$3.05	$1.56	$1.15

Weighted average number of common shares outstanding:
Basic	57,428,063	52,984,821	51,312,434

Diluted	58,079,875	54,640,143	51,742,518

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Series C Redeemable Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Dividends in Excess of Net Earnings)	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2003	$44,541	$25,000	$-	$500	$688,880	$(28,167)	$-	$730,754
Net earnings	-	-	-	-	-	64,934	-	64,934
Dividends declared and paid:
$2.25 per share of Series A Preferred Stock	-	-	-	-	-	(4,008)	-	(4,008)
$167.50 per share of Series B Convertible Preferred Stock	-	-	-	-	-	(1,675)	-	(1,675)
$1.29 per share of common stock	-	-	-	1	1,056	(66,272)	-	(65,215)
Deferred changes in fair value of interest rate swap	-	-	-	-	-	-	4,148	4,148
Reversal of 56 shares of preferred stock and 51 shares of common stock originally offered to the dissenting stockholders in connection with the merger in 2001	(1)	-	-	-	-	-	-	(1)
Issuance of common stock:
886,962 shares	-	-	-	9	12,129	-	-	12,138
953,551 shares in exchange for a partnership interest	-	-	-	9	17,440	-	-	17,449
Issuance of 205,579 shares of restricted common stock	-	-	-	2	(2)	-	-	-
Stock issuance costs	-	-	-	-	(6)	-	-	(6)
Amortization of deferred compensation	-	-	-	-	2,628	-	-	2,628
Termination and reclass of interest rate swap	-	-	-	-	-	-	(4,148)	(4,148)

Balances at December 31, 2004	44,540	25,000	-	521	722,125	(35,188)	-	756,998
Net earnings	-	-	-	-	-	89,400	-	89,400
Dividends declared and paid:
$2.25 per share of Series A Preferred Stock	-	-	-	-	-	(4,008)	-	(4,008)
$167.50 per share of Series B Convertible Preferred Stock	-	-	-	-	-	(1,675)	-	(1,675)
$1.30 per share of common stock	-	-	-	1	2,684	(69,018)	-	(66,333)
Issuance of common stock:
1,636,532 shares in connection with business combination	-	-	-	16	31,143	-	-	31,159
180,580 shares	-	-	-	2	2,649	-	-	2,651
912,334 shares under discounted stock purchase program	-	-	-	9	18,063	-	-	18,072
Issuance of 216,168 shares of restricted common stock	-	-	-	2	(2)	-	-	-
Stock issuance costs	-	-	-	-	(8)	-	-	(8)
Amortization of deferred compensation	-	-	-	-	1,831	-	-	1,831

Balances at December 31, 2005	$44,540	$25,000	$-	$551	$778,485	$(20,489)	$-	$828,087

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

Years Ended December 31, 2006, 2005 and 2004

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Series C Redeemable Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Dividends in Excess of Net Earnings)	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$44,540	$25,000	$-	$551	$778,485	$(20,489)	$-	$828,087
Net earnings	-	-	-	-	-	182,505	-	182,505
Dividends declared and paid:
$2.25 per share of Series A Preferred Stock	-	-	-	-	-	(4,376)	-	(4,376)
$41.875 per share of Series B Convertible Preferred Stock(1)	-	-	-	-	-	(419)	-	(419)
$0.250955 per depositary share of Series C Redeemable Preferred Stock	-	-	-	-	-	(923)	-	(923)
$1.32 per share of common stock	-	-	-	3	7,073	(76,035)	-	(68,959)
Conversion of 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	-	(25,000)	-	13	24,987	-	-	-
Issuance of 3,680,000 depositary shares of Series C Redeemable Preferred Stock	-	-	92,000	-	-	-	-	92,000
Issuance of common stock:
272,184 shares	-	-	-	3	4,654	-	-	4,657
2,715,235 shares – discounted stock purchase program	-	-	-	27	58,632	-	-	58,659
Issuance of 79,500 shares of restricted common stock	-	-	-	1	(1)	-	-	-
Stock issuance costs	-	-	-	-	(3,111)	-	-	(3,111)
Amortization of deferred compensation	-	-	-	-	3,166	-	-	3,166
Treasury lock – gain on interest rate swap(2)	-	-	-	-	-	-	3,653	3,653
Amortization of interest rate swap	-	-	-	-	-	-	(345)	(345)
Unrealized gain – Mortgage residual interests	-	-	-	-	-	-	1,992	1,992
Stock value adjustment	-	-	-	-	-	-	(81)	(81)

Balances at December 31, 2006	$44,540	$-	$92,000	$598	$873,885	$80,263	$5,219	$1,096,505

(1) Includes $368 dividends paid in January 2007.

(2) Fair value of interest rate swaps net of prior year amortization reclassified from the Company’s unsecured notes payable from the unamortized interest rate hedge gain resulting from the termination of the $94,000,000 swap in June 2004.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net earnings	$182,505	$89,400	$64,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	3,170	1,971	978
Depreciation and amortization	24,524	22,350	17,398
Impairment – real estate	693	3,729	-
Impairment – mortgage residual interests valuation adjustment	8,779	2,382	-
Amortization of notes payable discount	137	105	123
Amortization of deferred interest rate hedge gains	(345)	(326)	(457)
Equity in earnings of unconsolidated affiliates	(122)	(1,209)	(5,064)
Distributions received from unconsolidated affiliates	864	3,293	11,008
Minority interests	2,622	(5,854)	1,828
Gain on disposition of real estate, Investment Portfolio	(91,165)	(9,816)	(2,523)
Gain on disposition of equity investment	(11,373)	-	-
Gain on disposition of real estate, Inventory Portfolio	(13,781)	(21,627)	(23,402)
Extraordinary gain	-	(14,786)	-
Deferred income taxes	(8,366)	(1,709)	2,726
Transition costs	-	-	1,929
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(195,956)	(137,286)	(74,024)
Proceeds from disposition of real estate, Inventory Portfolio	101,324	79,065	87,321
Decrease in real estate leased to others using the direct financing method	2,982	2,915	2,770
Increase in work in process	(3,315)	(4,355)	(2,093)
Increase in mortgages, notes and accrued interest receivable	795	6,465	6,243
Decrease (increase) in receivables	642	7,730	(1,642)
Decrease in mortgage residual interests	16,885	11,704	-
Increase in accrued rental income	(5,777)	593	(3,438)
Decrease (increase) in other assets	(520)	877	(1,456)
Increase in accrued interest payable	450	913	485
Increase (decrease) in other liabilities	1,951	(4,365)	1,646
Increase (decrease) in current tax liability	958	(1,229)	510

Net cash provided by operating activities	18,561	30,930	85,800

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	222,778	38,982	32,639
Proceeds from the disposition of equity investment	10,239	-	-
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(351,100)	(267,488)	(134,565)
Accounted for using the direct financing method	(1,449)	(309)	-
Investment in unconsolidated affiliates	-	-	(4)
Increase in mortgages and notes receivable	(18,371)	(17,738)	(6,857)
Mortgage and notes payments received	39,075	16,846	23,301
Increase in mortgages and other receivables from unconsolidated affiliates	-	-	(115,600)
Payments received on mortgages and other receivables from unconsolidated affiliates	-	-	132,200
Business combination, net of cash acquired	-	2,183	1,068
Restricted cash	(6,396)	(12,764)	-
Acquisition of 1.3 percent interest in Services	-	(829)	-
Payment of lease costs	(2,790)	(1,253)	(1,491)
Other	1,030	(117)	(654)

Net cash used in investing activities	(106,984)	(242,487)	(69,963)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Proceeds from line of credit payable	379,000	373,500	350,900
Repayment of line of credit payable	(513,300)	(229,100)	(360,800)
Proceeds from mortgages payable	-	-	406
Repayment of mortgages payable	(20,241)	(6,644)	(9,163)
Proceeds from notes payable – convertible	172,500	-	-
Proceeds from notes payable	-	149,610	149,560
Proceeds from forward starting interest rate swap	-	-	4,148
Repayment of notes payable	(3,750)	(11,150)	(120,000)
Payment of debt costs	(3,864)	(3,073)	(1,450)
Proceeds from financing lease obligation	-	-	26,041
Proceeds from issuance of common stock	70,392	23,268	13,230
Proceeds from issuance of preferred stock	88,902	-	-
Payment of Series A Preferred Stock dividends	(4,376)	(4,008)	(4,008)
Payment of Series B Convertible Preferred Stock dividends	(419)	(1,675)	(1,675)
Payment of Series C Redeemable Preferred Stock dividends	(923)	-	-
Payment of common stock dividends	(76,039)	(69,018)	(66,272)
Minority interest distributions	(5,817)	(3,858)	(140)
Minority interest contributions	2	-	-
Stock issuance costs	(203)	(8)	(2)

Net cash provided by (used in) financing activities	81,864	217,844	(19,225)

Net increase (decrease) in cash and cash equivalents	(6,559)	6,287	(3,388)
Cash and cash equivalents at beginning of year	8,234	1,947	5,335

Cash and cash equivalents at end of year	$1,675	$8,234	$1,947

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$50,774	$38,684	$33,855

Taxes paid	$1,137	$4,494	$60

Supplemental disclosure of non-cash investing and financing activities:
Issued 79,500, 223,468 and 205,579 shares of restricted and unrestricted common stock in 2006, 2005 and 2004, respectively, pursuant to the Company’s 2000 Performance Incentive Plan, including grants in connection with transition costs	$1,763	$4,003	$3,016

Converted 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	$25,000	$-	$-

Issued 14,062 shares of common stock in 2006 to directors pursuant to the Company’s 2000 Performance Incentive Plan	$307	$-	$-

Issued 33,379 shares of common stock in 2006 pursuant to the Company’s Deferred Director Fee Plan	$655	$-	$-

Surrender of 30,135 and 29,926 shares of restricted common stock in 2005 and 2004, respectively	$-	$461	$473

Dividends or unvested restricted stock shares	4	-	-

Change in other comprehensive income	$5,219	$1,254	$-

Change in lease classification	$885	$2,158	$-

Transfer of real estate from Inventory Portfolio to Investment Portfolio	$12,933	$4,752	$-

Note and mortgage notes receivable accepted in connection with real estate transactions	$1,582	$2,415	$-

Acquisition of real estate held for investment and assumption of related mortgage payable	$-	$-	$7,357

Assignment of mortgage payable in connection with the disposition of real estate	$95,000	$406	$2,251

Issued 953,551 shares of common stock in exchange for a partnership interest	$-	$-	$17,449

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”)	$-	$31,160	$-

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc. (formerly known as Commercial Net Lease Realty, Inc.), a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “NNN TRS”). Effective May 1, 2006, Commercial Net Lease Realty, Inc. changed its name to National Retail Properties, Inc.

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

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages and notes receivable on the consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned qualified REIT subsidiaries. The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of December 31, 2006, the Company owned 710 Investment Properties, with an aggregate gross leasable area of 9,341,000 square feet, located in 44 states. In addition to the Investment Properties, as of December 31, 2006, the Company had $13,917,000 and $31,512,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are operated through the NNN TRS. The NNN TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2006, the NNN TRS owned 97 Inventory Properties.

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

The NNN TRS develops real estate through various joint venture development affiliate agreements. The NNN TRS consolidates the joint venture development entities listed in the table below based upon either the Company being the primary beneficiary of the respective variable interest entity or the Company having a controlling interest over the respective entity. The Company eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments, as of December 31, 2006:

Date of Agreement	Entity Name	NNN TRS’ Ownership %
November 2002	WG Grand Prairie TX, LLC	60%
February 2003	Gator Pearson, LLC	50%
February 2004	CNLRS Yosemite Park CO, LLC	50%
September 2004	CNLRS Bismarck ND, LLC	50%
December 2004	CNLRS WG Long Beach MS, LLC	50%
December 2005	CNLRS P&P, L.P.	50%
February 2006	CNLRS BEP, L.P.	50%
February 2006	CNLRS Rockwall, L.P.	50%
September 2006	NNN Harrison Crossing, L.P.	50%
September 2006	CNLRS RGI Bonita Springs, LLC	50%

The Company no longer holds an interest in the collective partnership interest of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”). In October 2006, the Company sold its equity investment for $10,239,000 (see Note 4).

In May 2005, the Company (through a wholly owned subsidiary of the Services) exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”) (formerly CNL Commercial Finance, Inc.). As a result, the Company has consolidated OAMI in its consolidated financial statements (see Note 23).

Real Estate – Investment Portfolio – The Company records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by the Company includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease – For acquisitions of real estate subject to a lease subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” (“SFAS 141”), the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the relative fair values of these assets. The as-if-vacant fair value of a property is provided to management by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term.

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

The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

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

Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Real Estate – Inventory Portfolio – The NNN TRS acquires, develops and owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the NNN TRS. The NNN TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the NNN TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the NNN TRS classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated (see Note 20).

Real Estate Dispositions – When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of the sale and any subsequent involvement by the Company with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and the Company no longer has a continuing obligation to provide services to the former tenants.

Valuation of Mortgages, Notes and Accrued Interest – The allowance related to the mortgages, notes and accrued interest is the Company’s best estimate of the amount of probable credit losses. The allowance is determined on an individual note basis in reviewing any payment past due for over 90 days. Any outstanding amounts are written off against the allowance when all possible means of collection have been exhausted.

Investment in Unconsolidated Affiliates – The Company accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 4).

Mortgage Residual Interests, at Fair Value – Mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. The Company recognizes the excess of all cash flows attributable to the mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. Certain of the mortgage residual interests have been pledged as security for notes payable.

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

Restricted Cash – Restricted cash consists of amounts held in restricted escrow accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”) in December 2004 (prior to the Company exercising its option) (see Note 23). The use of the cash is restricted pursuant to agreements with the Buyer and will be released in December 2007 subject to any pending indemnity claims. The amount held in these accounts at December 31, 2006 and 2005 was $36,728,000 and $30,530,000, respectively. Carrying value for restricted cash was $36,587,000 and $30,191,000 at December 31, 2006 and 2005, respectively, and is calculated as the present value of the expected release of monies.

Valuation of Receivables – The Company estimates of the collectibility of its accounts receivable related to rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Debt Costs – Debt costs incurred in connection with the Company’s $300,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. Debt costs incurred in connection with the issuance of the Company’s notes payable have been deferred and are being amortized over the term of the respective debt obligation using the effective interest method.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the years ended December 31:

	2006	2005	2004

Weighted average number of common shares outstanding	57,698,533	53,272,997	51,546,814
Unvested restricted stock	(270,470)	(288,176)	(234,380)

Weighted average number of common shares outstanding used in basic earnings per share	57,428,063	52,984,821	51,312,434

Weighted average number of common shares outstanding used in basic earnings per share	57,428,063	52,984,821	51,312,434
Effect of dilutive securities:
Restricted stock	114,367	221,337	234,380
Common stock options	107,909	128,944	192,370
Assumed conversion of Series B Convertible Preferred Stock to common stock	400,607	1,293,996	-
Directors’ deferred fee plan	28,929	11,045	3,334

Weighted average number of common shares outstanding used in diluted earnings per share	58,079,875	54,640,143	51,742,518

The Series B Convertible Preferred shares were not included in computing diluted earnings per common share for the year ended December 31, 2004 because their effects would be antidilutive. In April 2006, the Series B Convertible Preferred shares were converted into 1,293,996 shares of common stock and therefore are included in the computation of both basic and diluted weighted average shares outstanding. In addition, the potential dilutive shares related to convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.

Stock-Based Compensation – On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, the Company will estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. Adoption of SFAS 123R did not have a significant impact on the Company’s earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the year ended December 31, 2006.

Income Taxes – The Company has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. The Company generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2006, the Company believes it has qualified as a REIT. Notwithstanding the Company’s qualification for taxation as a REIT, the Company is subject to certain state taxes on its income and real estate.

The Company and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of the Company which occur within its TRS entities are subject to federal and state income taxes (See Note 3). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to the Company’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.

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

New Accounting Standards – In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of applying the various provisions of FIN 48.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial – Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining its materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated. The rollover approach focuses on the amount of the misstatement that originated in the current year’s income statement. SAB 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. Both the iron curtain approach and rollover approach should be used in assessing the materiality of a current year misstatement. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements - Materiality,” (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a significant impact on the Company’s financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of the SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS 157 is allowed for certain financial instruments. The Company is currently evaluating the provisions of SFAS 157 to determine the potential impact, if any, the adoption will have on the Company’s financial position or results of operations.

In October 2006, FASB issued FASB Staff Position (“FSP”) FAS 123 (R)-5 amending FSP FAS 123 (R)-1. This FSP addresses whether a modification of an instrument in connection with an entity restructuring should be considered a modification for purposes of applying FSP FAS 123 (R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” Prior to FSP FAS 123 (R)-5, entities were required to apply the recognition and measurement provisions of SFAS 123R throughout the life of an instrument, unless the instrument was modified when the holder was no longer an employee. FSP FAS 123 (R)-5 prescribes that there should be no change in recognition or the measurement (due to a change in classification) of those instruments that were originally issued as employee compensation and then modified, and the modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees if both of the following conditions are met: (i) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring, and (ii) all holders of the same class of equity instruments are treated in the same manner. The adoption of this FSP does not have a significant impact on the Company’s financial position or results of operations.

In December 2006, FASB issued a FSP on EITF 00-19-2 which addresses an issuer’s accounting for registration payment arrangements for financial instruments such as equity shares, warrants or debt instruments. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” The financial instrument(s) subject to the registration payment arrangement shall be recognized and measured in accordance with other applicable Generally Acceptable Accounting Principles, (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. An entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument(s) subject to that arrangement. Adoption of this FSP may require additional disclosures relating to the nature of the registration payment, settlement alternatives, current carrying amount of the liability representing the issuer’s obligations and the maximum potential amount of consideration, undiscounted that the issuer could be required to transfer. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this FSP will not have a significant impact on the Company’s financial position or results of operations.

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

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

Note 2 – Real Estate - Investment Portfolio:

Leases – The Company generally leases its Investment Properties to established tenants. As of December 31, 2006, 674 of the Investment Property leases have been classified as operating leases and 49 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 28 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2007 and 2030) and provide for minimum rentals. In addition, the tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of December 31, 2006, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Held for Investment – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2006	2005

Land and improvements	$692,048	$574,150
Buildings and improvements	829,565	799,291
Leasehold interests	2,532	2,532

	1,524,145	1,375,973
Less accumulated depreciation and amortization	(87,329)	(79,198)

	1,436,816	1,296,775
Work in progress	3,769	3,012

	1,440,585	1,299,787
Less impairment	(1,583)	(2,533)

	$1,439,002	$1,297,254

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2006, 2005 and 2004, the Company recognized collectively in continuing and discontinued operations, $3,160,000, $2,053,000, and $3,452,000, respectively, of such income. At December 31, 2006 and 2005, the balance of accrued rental income, net of allowances of $2,536,000 and $2,057,000, respectively, was $26,510,000 and $30,717,000 (excluding $97,000 and $2,718,000 in deferred rental income), respectively.

In connection with the development of 11 Investment Properties, the Company has agreed to fund construction commitments (including land costs) of $35,020,000, of which $17,845,000 has been funded as of December 31, 2006.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases held for investment at December 31, 2006 (dollars in thousands):

2007	$138,842
2008	137,691
2009	134,995
2010	132,585
2011	128,051
Thereafter	1,084,105

$1,756,269

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

Held for Investment – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2006	2005

Minimum lease payments to be received	$103,938	$145,605
Estimated unguaranteed residual values	24,793	31,110
Less unearned income	(58,048)	(82,581)

Net investment in direct financing leases	$70,683	$94,134

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2006 (dollars in thousands):

2007	$9,827
2008	9,831
2009	9,910
2010	9,930
2011	9,916
Thereafter	54,524

$103,938

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (See Real Estate – Accounted for Using the Operating Method).

Impairments – As a result of the Company’s review of long lived assets for impairment, including identifiable intangible assets, the Company recognized the following impairments for each of the years ended December 31 (dollars in thousands):

	2006	2005	2004

Continuing operations:
Real estate	$-	$1,673	$-
Intangibles(1)	-	1,328	-

	-	3,001	-
Discontinued operations:
Real estate	693	2,056	-

	$693	$2,056	$-

(1) Included in Other Assets on the Consolidated Balance Sheets.

Note 3 – Real Estate – Inventory Portfolio:

As of December 31, 2006, the NNN TRS owned 97 Inventory Properties: 79 completed inventory, five under construction and 13 land parcels. As of December 31, 2005, the NNN TRS owned 63 Inventory Properties: 47 complete inventory, 12 under construction and four land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	2006	2005

Inventory:
Land	$62,554	$26,430
Building	101,168	37,081

	163,722	63,511

Construction projects:
Land	42,303	44,168
Work in process	22,134	23,395

	64,437	67,563

	$228,159	$131,074

In connection with the development of five Inventory Properties by the NNN TRS, the Company has agreed to fund construction commitments of $36,728,000, of which $27,263,000, including land costs, has been funded as of December 31, 2006.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2006		2005		2004
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Continuing operations	6	$8,000	6	$2,010	7	$4,700
Minority interest		(3,609)		-		(1,717)

Total continuing operations		4,391		2,010		2,983

Discontinued operations	58	5,590	22	18,696	17	17,885
Intersegment eliminations		190		921		817
Minority interest		(505)		(5,999)		(4,705)

Total discontinued operations		5,275		13,618		13,997

	64	$9,666	28	$15,628	24	$16,980

Note 4 – Investments in Unconsolidated Affiliate:

CNL Plaza.  In May 2002, the Company purchased a 25 percent partnership interest in Plaza for $750,000. The remaining partnership interests in Plaza are owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of the Company’s board of directors. Plaza owns a 346,000 square foot office building and an interest in an adjacent parking garage. The Company had severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. In October 2006, the Company sold its equity investment in Plaza for $10,239,000 and recognized a gain of $11,373,000. In connection with the sale, the Company was released as guarantor of Plaza’s $14,000,000 unsecured promissory note.

During the years ended December 31, 2006, 2005 and 2004 the Company received $1,042,000, $471,000 and $446,000, respectively, in distributions from Plaza. For the years ended December 31, 2006, the Company recognized earnings from Plaza of $122,000, and a loss of $218,000 and $276,000 for the years ended December 31, 2005 and 2004, respectively.

Since November 1999, the Company has leased its office space from Plaza. The Company’s lease expires in October 2014. In October 2006, the Company amended its lease with Plaza to reduce the square footage leased by the Company. During the years ended December 31, 2006, 2005 and 2004, the Company incurred rental expenses in connection with the lease of $1,024,000, $1,035,000 and $1,018,000, respectively. In May 2000, the Company subleased a portion of its office space to affiliates of James M. Seneff, Jr. In October 2006, the Company terminated these subleases in connection with the Company’s amendment. During the years ended December 31, 2006, 2005 and 2004, the Company earned $337,000, $397,000 and $345,000, respectively, in rental and accrued rental income from these affiliates.

The following is a schedule of the Company’s future minimum lease payments related to the office space leased from Plaza at December 31, 2006 (dollars in thousands):

2007	$815
2008	839
2009	865
2010	891
2011	917
Thereafter	2,749

$7,076

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. The Company has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

As of December 31, 2006, the structured finance investments bear a weighted average interest rate of 13.3% per annum, of which 10.1% is payable monthly and the remaining 3.2% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between November 2007 and January 2009. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

The following table summarizes the activity of the structured finance investments for each of the years ended December 31 (dollars in thousands):

	2006	2005

Balance at January 1	$27,805	$29,390
New investments	16,477	5,988
Principal repayments	(30,365)	(7,573)

Balance at December 31	$13,917	$27,805

Note 6 – Mortgage Residual Interests:

OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations. The following table summarizes the investment interests in each of the transactions:

	Investment Interest
Securitization	Company (1)	OAMI (2)	3rd Party
BYL 99-1	-	59.0%	41.0%
CCMH I, LLC	42.7%	57.3%	-
CCMH II, LLC	44.0%	56.0%	-
CCMH III, LLC	36.7%	63.3%	-
CCMH IV, LLC	38.3%	61.7%	-
CCMH V, LLC	38.4%	61.6%	-
CCMH VI, LLC	-	100.0%	-

(1)	The Company owned these investment interests prior to its acquisition of the equity interest in OAMI.
(2)	The Company owns 78.9 percent of OAMI’s investment interest.

Each of the Residuals is recorded at fair value based upon a third party valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. As a result of the increase in historical prepayments of the underlying loans of the Residuals, the third party valuation increased the average life equivalent Constant Prepayment Rate (“CPR”) speeds assumption from a range of 18.7% to 22.9% up to a range of 38.7% to 47.6%. As a result of the increase in historical prepayments and subsequently the change in the assumption in future prepayments, the Company recognized an other than temporary valuation impairment of $8,779,000 for the year ended December 31, 2006.

The following table summarizes the key assumptions used in determining the value of these assets as of December 31:

	2006	2005

Discount rate	17%	17%
Average life equivalent CPR speeds range	38.7% to 47.6% CPR	18.7% to 22.9% CPR
Foreclosures:
Frequency curve default model	1.1% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	10%	30%
Yield:

LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2006 (dollars in thousands).

Residuals

Carrying amount of retained interests	$31,512

Discount rate assumption
Fair value at 20% discount rate	$30,233
Fair value at 22% discount rate	$29,407

Prepayment speed assumption
Fair value of 1% increases above the CPR Index	$31,439
Fair value of 2% increases above the CPR Index	$31,394

Expected credit losses
Fair value 2% adverse change	$31,504
Fair value 3% adverse change	$31,499

Yield Assumptions
Fair value of Prime/LIBOR spread contracting 25 basis points	$32,270
Fair value of Prime/LIBOR spread contracting 50 basis points	$33,029

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

Note 7 – Line of Credit Payable:

In December 2005, the Company entered into an amended and restated loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”) which amended the Company’s existing loan agreement by (i) increasing the borrowing capacity to $300,000,000 from $225,000,000, (ii) lowering the interest rates of the tiered rate structure to a maximum rate of 112.5 basis points above LIBOR (based upon the debt rating of the Company, the current interest rate is 80 basis points above LIBOR), (iii) requiring the Company to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of the Company the current commitment fee is 20 basis points), (iv) providing for a competitive bid option for up to 50 percent of the facility amount, (v) extending the expiration date to May 8, 2009, and (vi) amending certain of the financial covenants of the Company. The principal balance is due in full upon expiration of the Credit Facility in May 2009, which the Company may request to be extended for an additional 12-month period. As of December 31, 2006 and 2005, $28,000,000 and $162,300,000, respectively, was outstanding under the Credit Facility. The Credit Facility had a weighted average interest rate of 5.91% and 4.77% for the years ended December 31, 2006 and 2005, respectively. In accordance with the terms of the Credit Facility, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2006, the Company was in compliance with those covenants.

For the years ended December 31, 2006, 2005 and 2004, interest cost incurred was $7,310,000, $2,948,000, and $1,084,000 respectively, of which $2,278,000, $2,563,000 and $271,000, respectively, was capitalized by the Company as a cost of buildings constructed. For December 31, 2006, 2005 and 2004, $5,032,000, $385,000 and $813,000, respectively, were charged to operations.

Note 8 – Mortgages Payable:

The following table outlines the mortgages payable included in the Company’s consolidated financial statements (dollars in thousands):

Entered	Balance	Interest Rate	Maturity (4)	Carrying Value of Encumbered Asset(s) (1)		Outstanding Principal Balance at December 31,
						2006	2005

January 1996	$39,450	7.435%	February 2006	$-	(6)	$-	$18,538
June 1996(2)	1,916	8.250%	December 2008	1,779	(5)	506	729
December 1999	350	8.500%	December 2009	3,314		136	175
December 2001	623	9.000%	April 2014	1,021		398	435
December 2001	698	9.000%	April 2019	1,380		463	482
December 2001	485	9.000%	April 2019	1,357		236	246
June 2002	21,000	6.900%	July 2012	26,181		20,027	20,276
November 2003	95,000	5.420%	November 2013	-	(7)	-	95,000
February 2004 (2)	6,952	6.900%	January 2017	11,894		5,907	6,299
February 2004 (3)	12,000	7.370%	September 2007	28,233		7,304	7,979
March 2005 (2)	1,015	8.140%	September 2016	1,398		915	974

				$76,557		$35,892	$151,133

(1)	Each loan is secured by a first mortgage lien on certain of the Company’s properties. The carrying values of the assets are as of December 31, 2006.
(2)

Date entered represents the date that the Company acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	The Company assumed this long term fixed rate loan when the company increased its ownership in Net Lease Institutional Realty, L.P. (see Note 14).
(4)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(5)	The Company has a $604,000 letter of credit that also secures the loan.
(6)	In February 2006, upon maturity, the Company repaid the outstanding principal balance and the properties were released from the mortgage lien.
(7)	In May 2006, the Company disposed of the properties that secured the loan at which time the buyer assumed the mortgage outstanding.

The following is a schedule of the annual maturities of the Company’s mortgages payable at December 31, 2006 (dollars in thousands):

2007	$8,413
2008	1,190
2009	1,000
2010	1,022
2011	1,098
Thereafter	23,169

$35,892

Note 9 – Notes Payable – Secured:

The Company’s consolidated financial statements included the following notes payable as a result of the acquisition of OAMI (see Note 22) at December 31 (dollars in thousands):

	Principal Balance		Stated Rate	Maturity Date
	2006	2005
02-1 Notes (1) (2)	$10,500	$12,250	10%	December 2007
03-1 Notes (2) (3)	14,000	16,000	10%	June 2008

	$24,500	$28,250

(1)	Interest is payable quarterly with annual principal payments of $1,750 payable December 31
(2)	Secured by certain equity investments in mortgage residual interests of the Company with a carrying value of $8,690
(3)	Interest is payable quarterly with annual principal payments of $2,000 payable June 30

Each issuance of notes can be prepaid at the option of OAMI, in whole or in part, without premium or penalty after the pre-payment date, as defined in each respective note.

Note 10 – Notes Payable:

The Company filed a prospectus supplement to its shelf registration for each issuance of notes outlined in the table below (dollars in thousands).

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Commencement of Semi- Annual Interest Payments	Maturity Date
2008 (1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2010 (1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012 (1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014 (1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014
2015 (1)	November 2005	150,000	390	149,610	6.150%	6.185%	June 2006	December 2015

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of the Company’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
(5)

The Company entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000. Upon issuance of the 2014 Notes, the Company terminated the forward starting interest rate swap agreement resulting in a gain of $4,148. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

Each series of the notes represent senior, unsecured obligations of the Company and are subordinated to all secured indebtedness of the Company. Each of the notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture notes.

In connection with the debt offerings, the Company incurred debt issuance costs totaling $4,542,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which the Company’s notes have been issued, the Company is required to meet certain restrictive financial covenants, which, among other things, require the Company to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2006, the Company was in compliance with those covenants.

Term Note – In connection with the acquisition of NAPE, the Company assumed a $20,800,000 term note payable (“Term Note”). The principal balance on the Term Note is due in full upon the expiration in June 2009. The Term Note bears interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR, (based on the debt rating of the Company, the current interest rate is 120 basis points above LIBOR or 6.55% at December 31, 2006). The Term Note had a weighted average interest rate of 6.33% and 5.00% for the years ended December 31, 2006 and 2005, respectively. In accordance with the terms of Term Note, the Company is required to meet certain restrictive financial covenants, which among other things, require the Company to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

Note 11 – Notes Payable – Convertible:

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

The notes are convertible, at the option of the holder, at any time on or after September 15, 2025. Prior to September 15, 2025, holders may convert their Convertible Notes under certain circumstances. The initial conversion rate per $1,000 principal amount of Convertible Notes is 40.9015 shares of the Company’s common stock. This is equivalent to an initial conversion price of $24.4490 per share of common stock. The initial conversion rate is subject to adjustment in certain circumstances. Upon conversion of each $1,000 principal amount of Convertible Notes, the Company will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at the Company’s option, in cash, common stock or a combination thereof.

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

In connection with the Convertible Note offering, the Company incurred debt issuance costs totaling $3,850,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, September 20, 2011 using the effective interest method.

Note 12 – Financing Lease Obligation:

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

Note 13 – Preferred Stock:

The following table outlines each issuance of the Company’s preferred stock (dollars in thousands):

Non-Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2006	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)

9% Series A	1,781,589	$25.00	$2.25

6.7% Series B Convertible	-	2,500.00	167.50

7.375% Series C Redeemable Depositary Shares	3,680,000	25.00	1.84375

9% Non-Voting Series A Preferred Stock.  In December 2001, the Company issued 1,999,974 shares of 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”) in connection with the acquisition of Captec. Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at a rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). The Series A Preferred Stock ranked senior to the Company’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of the Company.

In January 2007, the Company redeemed all 1,781,589 shares of Series A Preferred Stock at a redemption price of $25.00 per share, plus all accumulated and unpaid distributions through the redemption date of $0.20625 per share.

6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock.  In August 2003, the Company filed a prospectus supplement to its shelf registration statement and issued 10,000 shares of 6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”) and received gross proceeds of $25,000,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $687,000, consisting primarily of placement fees and legal and accounting fees. Holders of the Series B Convertible Preferred Stock were entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preferences per annum. In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

7.375% Series C Cumulative Redeemable Preferred Stock.  In October 2006, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,200,000 depositary shares, each representing 1/100th of a share of

7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and received gross proceeds of $80,000,000. In addition, the Company issued an additional 480,000 depositary shares in connection with the underwriters’ over-allotment option and received gross proceeds of $12,000,000. In connection with this offering the Company incurred stock issuance costs of approximately $3,098,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the depositary shares are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash dividends at the rate of 7.375 percent of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Preferred Stock underlying the depositary shares ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Company may redeem the Series C Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends.

Note 14 – Common Stock:

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

In June 2005, the Company issued 1,636,532 shares of common stock pursuant to the acquisition of National Properties Corporation (“NAPE”) (see Note 23).

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by the Company of 12,191,394 shares of common stock. The Company’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in the Company’s common stock. The following outlines the common stock issuances pursuant to the Stock Plan for each of the years ended December 31 (dollars in thousands):

	2006	2005

Shares of common stock	3,046,408	1,048,746
Net proceeds	$65,722	$20,747

Note 15 – Employee Benefit Plan:

Effective January 1, 1998, the Company adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of the Company. The

Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. The Company matches up to 60 percent of the participants’ contributions based on a tiered rate structure up to a maximum of eight percent of a participant’s annual compensation. The Company’s contributions to the Retirement Plan for the years ended December 31, 2006, 2005 and 2004 totaled $248,000, $194,000, and $140,000, respectively.

Note 16 – Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2006	2005	2004

Ordinary dividends	$1.151	$1.068	$0.916
Qualified dividends	-	0.225	-
Capital gain	0.150	-	0.040
Unrecaptured Section 1250 Gain	0.019	0.002	0.041
Nontaxable distributions	-	0.005	0.293

	$1.320	$1.300	$1.290

The following presents the characterization for tax purposes of preferred stock dividends per share paid to stockholders for the year ended December 31, 2006.

	Total	Ordinary Dividends	Capital Gain	Unrecaptured Section 1250 Gain

2006:
Series A	$2.25	$1.962	$0.256	$0.032
Series B Convertible	41.875	36.507	4.767	0.601
Series C Redeemable(1)	0.250955	0.218784	0.028567	0.003604

2005:
Series A	2.25	2.25	-	-
Series B Convertible	167.50	167.50	-	-

2004:
Series A	2.25	2.25	-	-
Series B Convertible	167.50	167.50	-	-

(1) Issued in October 2006.

Note 17 – Restructuring Costs:

During the year ended December 31, 2006, the Company recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Note 18 – Transition Costs:

During the year ended December 31, 2004, the Company recorded a transition cost of $3,741,000 including severance, accelerated vesting of restricted stock, and recruitment costs in connection with the appointment of Craig Macnab as Chief Executive Officer in February 2004, and the resignation of Gary M. Ralston as President and Chief Operating Officer in May 2004.

Note 19 – Income Taxes:

For income tax purposes, the Company has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, the Company has its 78.9 percent equity interest in OAMI. The Company has consolidated OAMI in its financial statements as a result of the Company’s acquisition in May 2005. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets. As a result, the Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the years ended December 31, 2006, 2005 and 2004, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following at December 31 (dollars in thousands):

	2006	2005
Temporary differences:
Built-in-gain	$(9,480)	$(14,551)
Depreciation	(600)	(315)
Stock based compensation	-	35
Other	8	(180)
Excess interest expense carryforward	2,010	-
Net operating loss carryforward	1,961	544

Net deferred income tax asset (liability)	$(6,101)	$(14,467)
Current income tax asset (payable)	(239)	719

Income tax asset (liability)	$(6,340)	$(13,748)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2026. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of December 31, 2006.

The income tax (expense) benefit consists of the following components for the years ended December 31 (dollars in thousands):

	2006	2005	2004

Net earnings before income taxes	$176,282	$92,361	$68,231
Provision for income tax benefit (expense):
Current:
Federal	(1,804)	(2,401)	(420)
State and local	(339)	(451)	(90)
Deferred:
Federal	6,493	(44)	(2,356)
State and local	1,873	(65)	(431)

Total provision for income taxes	6,223	(2,961)	(3,297)

Total net earnings	$182,505	$89,400	$64,934

Note 20 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of December 31, 2006, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the years ended December 31 (dollars in thousands):

	2006	2005	2004
Revenues:
Rental income from operating leases	$13,314	$22,904	$25,787
Earned income from direct financing leases	1,901	2,841	3,169
Contingent rental income	34	36	74
Real estate expense reimbursement from tenants	834	2,256	2,931
Interest and other income from real estate transactions	308	358	259

	16,391	28,395	32,220

Operating expenses:
General and administrative	93	(82)	137
Real estate	2,484	6,411	8,027
Depreciation and amortization	1,545	5,536	4,419
Impairments – real estate	693	2,056	-

	4,815	13,921	12,583

Other expenses (revenues):
Interest and other income	-	(15)	(105)
Interest expense	1,816	3,154	5,094

	1,816	3,139	4,989

Earnings before gain on disposition of real estate and loss on extinguishment of mortgage payable	9,760	11,335	14,648

Gain on disposition of real estate	91,332	9,816	2,523
Loss on extinguishment of mortgage payable	(167)	-	-

Earnings from discontinued operations	$100,925	$21,151	$17,171

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized a $693,000 and $2,056,000 impairment in discontinued operations during the years ended December 31, 2006 and 2005, respectively.

Real Estate – Inventory Portfolio – The Company has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and

(ii) the Inventory Properties which had generated rental revenues and were held for sale as of December 31, 2006, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2006	2005	2004

Revenues:
Rental income from operating leases	$9,235	$1,986	$2,314
Contingent rental income	-	6	22
Real estate expense reimbursement from tenants	311	69	183
Interest and other from real estate transactions	336	899	202

	9,882	2,960	2,721

Disposition of real estate:
Gross proceeds	80,856	70,967	66,738
Costs	(75,076)	(51,350)	(48,036)

Gain	5,780	19,617	18,702

Operating expenses:
General and administrative	57	8	12
Real estate	365	318	364
Depreciation and amortization	8	21	5

	430	347	381

Other expenses:
Interest expense	1,047	815	511

Earnings before income tax expense and minority interest	14,185	21,415	20,531

Income tax expense	(4,920)	(5,739)	(5,841)
Minority interest	(1,223)	(6,296)	(5,143)

Earnings from discontinued operations	$8,042	$9,380	$9,547

Note 21 – Derivatives:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

In June 2004, the Company terminated its forward-starting interest rate swaps with a notional amount of $94,000,000 that was hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate swaps when terminated was an asset of $4,148,000, which was deferred in other comprehensive income. During the year ended December 31, 2005, the Company amortized $326,000 as a reduction to interest expense from unamortized interest rate hedge gain. During the year ended December 31, 2006, the Company reclassified $345,000 out of other comprehensive income as a reduction to interest expense. As of December 31, 2006, $3,308,000 remains in other comprehensive income related to the fair value of the interest rate swaps. The Company estimates an additional $366,000 will be reclassified as a reduction to interest expense during the year ended December 31, 2007 as interest payments are made on the hedged debt. Additionally, the Company does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. The Company has no derivative financial instruments outstanding at December 31, 2006 and 2005.

Note 22 – Performance Incentive Plan:

The Company’s 2000 Performance Incentive Plan (“2000 Plan”) allows the Company to award or grant to key employees, directors and persons performing consulting or advisory services for the Company or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2000 Plan. The 2000 Plan permits the issuance of up to 3,900,000 shares of common stock. The following summarizes the Company’s stock-based compensation activity for each of the years ended December 31:

	Number of Shares
	2006	2005

Outstanding, January 1	461,175	639,765
Options granted	-	-
Options exercised	(224,804)	(173,280)
Options surrendered	-	(5,310)

Outstanding, December 31	236,371	461,175

Exercisable, December 31	236,371	457,000

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2006	2005

Outstanding, January 1	$15.66	$15.33
Granted during the year	-	-
Exercised during the year	16.43	14.48
Outstanding, December 31	14.92	15.66
Exercisable, December 31	14.92	15.67

The following summarizes the outstanding options and the exercisable options at December 31, 2006:

	Option Price Range
	$10.1875 to $13.6875	$14.5700 to $17.8750	Total

Outstanding options:
Number of shares	55,734	180,637	236,371
Weighted-average exercise price	$11.32	$16.03	$14.92
Weighted-average remaining contractual life in years	3.7	4.0	3.9

Exercisable options:
Number of shares	55,734	180,637	236,371
Weighted-average exercise price	$11.32	$16.03	$14.92

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At December 31, 2006, the intrinsic value of options outstanding was $1,899,000. All options outstanding at December 31, 2006, were exercisable. During the years ended December 31, 2006 and 2005, the Company received proceeds totaling $3,694,000 and $2,509,000, respectively, in connection with the exercise of options. The Company issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005, was $1,300,000 and $1,026,000, respectively.

Pursuant to the 2000 Plan, the Company has granted and issued shares of restricted stock to certain officers, directors and key associates of the Company. The following summarizes the activity for the year ended December 31, 2006 of such grants.

	Number of Shares	Weighted Average Share Price

Non-vested restricted shares, January 1	398,441	$17.02
Restricted shares granted	79,500	22.18
Restricted shares vested	(193,252)	17.06
Restricted shares forfeited	-	-

Non-vested restricted shares, December 31	284,689	18.44

In May 2006, the Company accelerated the vesting and immediately vested 33,661 shares of restricted stock held by certain officers and resulted in the recognition of $557,000 of additional compensation expense for the year ended December 31, 2006. These shares would have otherwise vested through January 2009.

During 2005, the Company cancelled 30,135 shares of restricted stock. There were no shares cancelled in 2006.

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

The following summarizes other grants made during the year ended December 31, 2006, pursuant to the 2000 Plan.

	Shares	Weighted Average Share Price

Other share grants under the 2000 Plan:
Directors’ fees	14,062	21.85
Deferred Directors’ fees	10,678	21.98

	24,740	21.91

Shares available under the 2000 Plan for grant, end of period	1,156,006

The total compensation cost for share-based payments for the years ended December 31, 2006, and 2005, totaled $3,766,000 and $2,156,000, respectively, of such compensation expense. At December 31, 2006, the Company had $3,380,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2000 Plan. This cost is expected to be recognized over a weighted average period of 2.8 years.

Note 23 – Business Combinations:

Orange Avenue Mortgage Investments, Inc. – On May 2, 2005, the Company exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, the Company has consolidated OAMI in its consolidated financial statements.

In accordance with SFAS 141, the Company recorded the assets and liabilities of OAMI at fair value. The Company recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets.

Based upon independent appraisals and management’s evaluation, the following table summarizes the estimated fair values of the assets and liabilities of OAMI on May 2, 2005 (dollars in thousands):

Mortgage residual interests	$68,327
Notes receivable	3,272
Cash and cash equivalents	10,285
Restricted cash	17,427
Other assets	6,794

Total assets acquired	$106,105

Notes payable – secured	$32,000
Other liabilities	1,028
Deferred tax liability	14,787

Total liabilities assumed	47,815

Minority interest	27,315

Net assets	$30,975

The following table summarizes the extraordinary gain recognized by the Company (dollars in thousands) during the year ended December 31, 2005:

Company’s share of net assets acquired	$24,434
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	$14,786

The Company’s net earnings for the year ended December 31, 2005, includes 78.9 percent of OAMI’s net earnings since the date of the acquisition in the amount of $1,411,000.

Between June 2001 and July 2003, a wholly owned subsidiary of the Company, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of the Company, is an officer, director and indirect stockholder of OAMI. Craig Macnab, an officer and director of the Company and Julian E. Whitehurst, an officer of the Company, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, the Company held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting (see Note 6).

As a result of the Company’s acquisition of 78.9 percent equity interest in OAMI, the Company’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in the Company’s consolidated financial statements. In addition, certain officers and directors of the Company own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, the Company received $2,749,000 and $10,562,000 in distributions from the LLCs during the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, the Company recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In 2003, in connection with a loan to OAMI, the Company pledged a portion of its interest in two of the LLCs as partial collateral for the notes payable-secured (see Note 9).

In connection with the independent valuations of the Residuals’ fair value, the Company reduced the carrying value of the Residuals to reflect such fair value at December 31, 2006 and 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. The reduction in the Residuals’ value acquired at the time of the option exercise that related to the period subsequent to the option exercise, as well as the reduction in the value related to the portion of the Residuals owned by NLF, was recorded as an aggregate other than temporary valuation impairment of $8,779,000 and $2,382,000 for the years ended December 31, 2006 and 2005, respectively. Unrealized gains of $1,992,000 were recorded as other comprehensive income in the Statement of Stockholders’ Equity during the year ended December 31, 2006.

The Company merged certain of its wholly owned subsidiaries into National Retail Properties, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, $3,453,000 of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective mortgage residual interests.

National Properties Corporation – On June 16, 2005, the Company acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE stockholders received 1,636,532 newly issued shares of the Company’s common stock. In accordance with SFAS 141, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition (dollars in thousands):

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

Note 24 – Fair Value of Financial Instruments:

The Company believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. The Company believes the carrying value of its financing lease obligation approximates fair value based upon its nature, terms and interest rate. The Company believes that the carrying value of its cash and cash equivalents, restricted cash, mortgages, notes and accrued interest receivable, receivables, mortgages payable, note payable – secured, accrued interest payable and other liabilities at December 31, 2006 and 2005 approximate fair value, based upon current market prices of similar issues. At December 31, 2006 and 2005, the fair value of the Company’s notes and convertible notes, collectively, was $664,157,000 and $494,103,000, respectively, based upon the quoted market price.

Note 25 – Related Party Transactions:

For additional related party disclosures see Note 4 and Note 23.

In June 2005, James M. Seneff, Jr. and Robert A. Bourne each retired from the Board of Directors (“Retired Directors”).

The Company has revolving lines of credit with the NNN TRS that allow for an aggregate borrowing capacity of $280,000,000, as of December 31, 2006. The lines of credit each bear interest at prime times 0.75 plus 4.10% per annum and expire on May 8, 2009 and are secured by a pledge of the real estate and/or the other assets owned by the respective borrower. The outstanding aggregate principal balance of the lines of credit at December 31, 2006 and 2005 was $208,395,000 and $110,067,000, respectively, and bore interest at a rate of 10.29% and 7.50%, respectively, per annum. In connection with the lines of credit from the NNN TRS, the Company earned $16,287,000, $3,511,000 and $3,819,000 in interest and fees during the years ended December 31, 2006, 2005 and 2004, respectively, each of which was eliminated in consolidation.

In 2005 and 2004, the Company provided disposition and development services to an affiliate of the Retired Directors. In connection therewith, the Company received an aggregate of $886,000 and $175,000 in fees during the years ended December 31, 2005 and 2004, respectively. There were no fees recognized during the year ended December 31, 2006.

In September 2000, a wholly owned subsidiary of Services entered into a $15,000,000 line of credit agreement with OAMI. Interest was payable monthly and the principal balance was due in full upon termination of the line of credit. In March 2004, the maturity date of the line of credit agreement was extended to March 31, 2005. In December 2003, the line of credit was amended to have a borrowing capacity of $35,000,000. In May 2004, the line of credit agreement was amended to temporarily increase the available credit to $45,000,000 until September 2004, at which time the available credit decreased to $35,000,000. In December 2004, the credit agreement was terminated. During the years ended December 31, 2004, the Company recognized $1,732,000 of interest and fee income related to the line of credit.

An affiliate of James M. Seneff, Jr., a former director of the Company, provided certain administrative, tax and technology services to the Company. In connection therewith, the Company paid $999,000 in fees relating to these services during the year ended December 31, 2004.

In 2002, the Company extended the maturity dates to dates between June and December 2007 on four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of the Retired Directors. In June 2005, the Company received the outstanding principal balance for three of the mortgage loans. In July 2005, the Company received the entire outstanding principal balance for the remaining mortgage loan. In connection therewith, the Company recorded $96,000 and $243,000, as interest and other income from real estate transactions during the years ended December 31, 2005 and 2004, respectively.

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

Note 26 – Quarterly Financial Data (unaudited):

The following table outlines the Company’s quarterly financial data (dollars in thousands, except per share data):

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues as originally reported (1)	$37,026	$37,570	$37,966	$41,578
Reclassified to discontinued operations	(1,378)	(1,362)	(612)	-

Adjusted revenue	$35,648	$36,208	$37,354	$41,578

Net earnings	$23,448	$80,201	$21,455	$57,401

Net earnings per share (2):
Basic	$0.40	$1.38	$0.35	$0.93
Diluted	0.39	1.37	0.35	0.93

2005

Revenues as originally reported (1)	$32,612	$36,000	$34,856	$39,734
Reclassified to discontinued operations	(6,952)	(6,855)	(3,757)	(7,216)

Adjusted Revenue	$25,660	$29,145	$31,099	$32,518

Net earnings before extraordinary gain	$26,004	$16,888	$16,530	$15,192
Extraordinary gain	-	11,805	-	2,981

Net earnings	$26,004	$28,693	$16,530	$18,173

Net earnings per share (2):
Basic	$0.47	$0.52	$0.28	$0.31
Diluted	0.47	0.51	0.28	0.31

(1)	Revenues as originally reported have been adjusted to conform to the 2006 presentation. As a result, the gain (loss) on disposition of real estate, Inventory Portfolio has been reclassified.
(2)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 27 – Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s consolidated totals for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals

2006
External revenues	$139,716	$440	$-	$140,156
Intersegment revenues	16,379	-	(16,379)	-
Interest revenue	7,119	60	-	7,179
Interest revenue on mortgage residuals interests	7,268	-	-	7,268
Gain on the disposition of real estate, Inventory Portfolio	-	8,000	-	8,000
Interest expense	48,801	12,354	(15,281)	45,874
Depreciation and amortization	22,913	58	-	22,971
Operating expenses	22,470	10,212	(2)	32,680
Impairments	8,779	-	-	8,779
Equity in earnings of unconsolidated affiliates	(2,677)	-	2,799	122
Gain on disposition of equity investment	11,335	38	-	11,373
Income tax benefit	5,050	6,093	-	11,143
Minority interest	353	(1,752)	-	(1,399)

Earnings (loss) from continuing operations	81,580	(9,745)	1,703	73,538
Earnings from discontinued operations	100,925	7,851	191	108,967

Net earnings	$182,505	$(1,894)	$1,894	$182,505

Assets	$1,909,690	$242,066	$(234,971)	$1,916,785

Additions to long-lived assets:
Real estate	$352,549	$195,956	$-	$548,505

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals

2005
External revenues	$105,707	$1,239	$-	$106,946
Intersegment revenues	3,511	-	(3,511)	-
Interest revenue	5,730	436	-	6,166
Interest revenue on mortgage residuals interests	7,349	-	-	7,349
Gain on the disposition of real estate, Inventory Portfolio	-	2,010	-	2,010
Interest expense	32,554	3,335	(2,580)	33,309
Depreciation and amortization	16,571	221	-	16,792
Operating expenses	18,970	9,395	(9)	28,356
Equity in earnings of unconsolidated affiliates	2,859	(40)	(1,610)	1,209
Impairments	4,055	-	-	4,055
Income tax benefit	835	1,943	-	2,778
Minority interest	(378)	515	-	137

Earnings (loss) from continuing operations	53,463	$(6,848)	$(2,532)	$44,083
Earnings from discontinued operations	21,151	8,459	921	30,531
Extraordinary gain	14,786	-	-	14,786

Net earnings	$89,400	$1,611	$(1,611)	$89,400

Assets	$1,726,701	$137,196	$(130,481)	$1,733,416

Additions to long-lived assets:
Real estate	$267,797	$137,286	$-	$405,083

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals

2004
External revenues	$88,417	$552	$-	$88,969
Intersegment revenues	3,819	-	(3,819)	-
Interest revenue	7,974	1,886	-	9,860
Gain on the disposition of real estate, Inventory Portfolio	-	4,700	-	4,700
Interest expense	28,489	2,467	(2,984)	27,972
Depreciation and amortization	12,811	164	-	12,975
Operating expenses	19,880	10,528	(17)	30,391
Equity in earnings of unconsolidated affiliates	8,733	(68)	(3,941)	4,724
Income tax benefit	-	2,544	-	2,544
Minority interest	-	(1,243)	-	(1,243)

Earnings (loss) from continuing operations	47,763	(4,788)	(4,759)	38,216
Earnings from discontinued operations	17,171	8,730	817	26,718

Net earnings	$64,934	$3,942	$(3,942)	$64,934

Assets	$1,294,755	$70,980	$(65,687)	$1,300,048

Additions to long-lived assets:
Real estate	$134,565	$74,024	$-	$208,589

Note 28 – Major Tenants:

For the years ended December 31, 2005 and 2004, the Company recorded rental and earned income from one of the Company’s tenants, the United States of America, of $18,827,000 and $18,181,000, respectively. The rental and earned income from the United States of America represented more than 10 percent of the Company’s rental and earned income for each of the respective years. As of December 31, 2006, the Company does not have any one tenant that accounts for ten percent or more of its rental and earned income.

Note 29 – Commitments and Contingencies:

As of December 31, 2006, the Company had letters of credit totaling $5,159,000 outstanding under its Credit Facility.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

The Company carried out an assessment as of December 31, 2006 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require the Company to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures and the conclusions of the Company’s management about the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this annual report.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for the

Company. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of the Company’s internal control over financial reporting. Based upon the assessments, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective. The Company’s independent registered public accounting firm has audited the consolidated financial statements in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting and its opinion on the effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control for financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors - Nominees,” “Proposal I: Election of Directors - Executive Officers,” “Proposal I: Election of Directors - Code of Business Conduct” and “Security Ownership,” and the information in such sections is incorporated herein by reference.

Item 11.  Executive Compensation

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors - Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report,” and the information in such sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Executive Compensation - Equity Compensation Plan Information,” and “Security Ownership,” and the information in such sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Certain Transactions,” and the information in such section is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

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

(3)	Exhibits

The following exhibits are filed as a part of this report.

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.4	Real Estate Purchase Contract dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.5	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.6	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.7	Third Amendment to Real Estate Purchase Contract, dated April 16, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.8	Fourth Amendment to Real Estate Purchase Contract, dated May 10, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.9	Fifth Amendment to Real Estate Purchase Contract, dated May 12, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to

$150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 13, 2007 (filed herewith).

23.2	KPMG LLP dated February 16, 2007 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2007.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab Director and Chief Executive Officer

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

Signature	Title	Date

/s/ Clifford R. Hinkle Clifford R. Hinkle	Chairman of the Board of Directors	February 21, 2007

/s/ G. Nicholas Beckwith III G. Nicholas Beckwith III	Director	February 21, 2007

/s/ Richard B. Jennings Richard B. Jennings	Director	February 21, 2007

/s/ Ted B. Lanier Ted B. Lanier	Director	February 21, 2007

/s/ Robert C. Legler Robert C. Legler	Director	February 21, 2007

/s/ Robert Martinez Robert Martinez	Director	February 21, 2007

/s/ Craig Macnab Craig Macnab	Director and Chief Executive Officer	February 21, 2007

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 21, 2007

Exhibit Index

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement and Plan of Merger, dated January 14, 2005, among National Retail Properties, Inc., NAPE Acquisition, Inc., National Properties Corporation and Raymond Di Paglia (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 19, 2005, and incorporated herein by reference).

2.2	Real Estate Purchase and Sale Agreement, dated November 28, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.3	Real Estate Purchase and Sale Agreement, dated December 1, 2005, between the Company and SSP Partners, as amended (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

2.4	Real Estate Purchase Contract dated February 9, 2006, among CNLR DC Acquisitions I, LLC, Brookfield Financial Properties, L.P. and the Registrant (filed as Exhibit 10.10 to the Registrant’s Form 10-K filed with Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.5	Amendment to Real Estate Purchase Contract, dated February 14, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.11 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.6	Second Amendment to Real Estate Purchase Contract, dated February 15, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 10.12 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 27, 2006, and incorporated herein by reference).

2.7	Third Amendment to Real Estate Purchase Contract, dated April 16, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.8	Fourth Amendment to Real Estate Purchase Contract, dated May 10, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

2.9	Fifth Amendment to Real Estate Purchase Contract, dated May 12, 2006, by and between CNLR DC Acquisitions I, LLC and Brookfield Financial Properties, L.P. (filed as Exhibit 2.6 to the Registrant’s Current Report on Form 8-K dated May 16, 2006, and incorporated herein by reference).

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated

March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 13, 2007 (filed herewith).

23.2	KPMG LLP dated February 16, 2007 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2006

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)					Accumulated Depreciation and Amortization			Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests			Total
Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Academy:
Houston, TX	$—		$1,074,232	$—	$—	$—	$1,074,232	$	(c	)	$1,074,232	$	(c	)	1994		05/95		(c	)
Houston, TX	—		699,165	—	—	—	699,165		(c	)	699,165		(c	)	1995		06/95		(c	)
N. Richland Hills, TX	—		1,307,655	—	—	—	1,307,655		(c	)	1,307,655		(c	)	1996		08/95	(f)	(c	)
Houston, TX	—		2,098,895	—	—	—	2,098,895		(c	)	2,098,895		(c	)	1996		02/96	(f)	(c	)
Houston, TX	—		795,005	—	—	—	795,005		(c	)	795,005		(c	)	1996		06/96	(f)	(c	)
Baton Rouge, LA	—		1,547,501	—	—	—	1,547,501		(c	)	1,547,501		(c	)	1997		08/96	(f)	(c	)
San Antonio, TX	705,676	(t)	973,123	—	—	—	973,123		(c	)	973,123		(c	)	1996		09/97		(c	)
Beaumont, TX	—		1,423,701	2,449,261	—	—	1,423,701		2,449,261		3,872,962		477,096		1992		03/99		40 years
Houston, TX	—		2,310,845	1,627,872	—	—	2,310,845		1,627,872		3,938,717		317,096		1976		03/99		40 years
Pasadena, TX	—		899,768	2,180,574	—	—	899,768		2,180,574		3,080,342		424,758		1994		03/99		40 years
College Station, TX	—		1,407,855	2,230,756	—	—	1,407,855		2,230,756		3,638,611		85,977		2002		06/05		40 years
Franklin, TN	—		1,807,096	2,108,278	—	—	1,807,096		2,108,278		3,915,374		108,342		1999		06/05		30 years

Ace Hardware and Lighting:
Bourbonnais, IL	—		298,192	1,329,492	—	—	298,192		1,329,492		1,627,684		192,895		1997		11/98		37.4 years

Advanced Auto Parts:
Miami, FL	—		867,177	—	1,035,275	—	867,177		1,035,275		1,902,452		39,901		2005		12/04	(g)	40 years

AJ Petroleum:
Deerfield Beach, FL	—		2,531,533	1,292,535	—	—	2,531,533		1,292,535		3,824,068		33,660		1980		12/05		40 years
Lake Placid, FL	—		769,522	273,756	—	—	769,522		273,756		1,043,278		7,129		1990		12/05		40 years

Albertsons:
Sonora, CA	—		587,782	1,620,311	—	—	587,782		1,620,311		2,208,093		129,962		1984		03/99		40 years

American Payday Loans:
Des Moines, IA	—		108,421	379,067	—	—	108,421		379,067		487,488		14,610		1979		06/05		40 years

AmerUs Group Warehouse:
Des Moines, IA	—		28,465	85,396	—	—	28,465		85,396		113,861		13,165		1949		06/05		10 years

Amoco:
Miami, FL	—		969,156	—	—	—	969,156		—		969,156		—		(i	)	05/03		(i	)
Sunrise, FL	—		949,185	—	—	—	949,185		—		949,185		—		(i	)	06/03		(i	)

Amscot:
Tampa, FL	—		1,159,733	352,305	—	—	1,159,733		352,305		1,512,038		10,643		1981		10/05		40 years
Orlando, FL	—		764,473	—	865,674	—	764,473		865,674		1,630,147		13,526		2006		12/05		40 years
Orlando, FL	—		664,213	1,010,821	—	—	664,213		1,010,821		1,675,034		5,265		2006		12/05		40 years
Orlando, FL	—		358,354	—	922,218	—	358,354		922,218		1,280,572		10,567		2006		02/06	(g)	40 years
Orlando, FL	—		546,475	—	937,758	—	546,475		937,758		1,484,233		8,791		2006		02/06	(g)	40 years
Clearwater, FL			455,524	331,614	—	—	455,524		331,614		787,138		2,418		1967		09/06	(g)	40 years

Applebee’s:
Ballwin, MO	—		1,496,173	1,403,581	—	—	1,496,173		1,403,581		2,899,754		176,910		1995		12/01		40 years

Arby’s:
Albuquerque, NM	—		442,991	507,790	—	—	442,991		507,790		950,781		64,003		1993		12/01		40 years
Colorado Springs, CO	—		205,957	533,540	—	—	205,957		533,540		739,497		67,248		1998		12/01		40 years
Santa Fe, NM	—		450,358	341,960	—	—	450,358		341,960		792,318		43,101		1992		12/01		40 years
Thomson, GA	—		267,842	503,550	—	—	267,842		503,550		771,392		63,468		1997		12/01		40 years
Washington Courthouse, OH	—		156,875	545,841	—	—	156,875		545,841		702,716		68,798		1998		12/01		40 years
Whitmore Lake, MI	—		170,515	468,916	—	—	170,515		468,916		639,431		59,103		1993		12/01		40 years

Ashley Furniture:
Altamonte Springs, FL	—		2,906,409	4,877,225	315,000	—	2,906,409		5,192,225		8,098,634		1,171,151		1997		09/97		40 years
Louisville, KY	—		1,666,700	4,989,452	—	—	1,666,700		4,989,452		6,656,152		223,486		2005		03/05		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total

Babies “R” Us:
Arlington, TX	—		830,689	2,611,867	—	—	830,689	2,611,867		3,442,556	686,159		1996	06/96		40 years
Independence, MO	—		1,678,794	2,301,909	—	—	1,678,794	2,301,909		3,980,703	290,136		1996	12/01		40 years

Barnes & Noble:
Brandon, FL	—		1,476,407	1,527,150	—	—	1,476,407	1,527,150		3,003,557	457,308		1995	08/94	(f)	40 years
Denver, CO	—		3,244,785	2,722,087	—	—	3,244,785	2,722,087		5,966,872	833,751		1994	09/94		40 years
Houston, TX	—		3,307,562	2,396,024	—	—	3,307,562	2,396,024		5,703,586	673,890		1995	10/94	(f)	40 years
Plantation, FL	4,885,291	(p)	3,616,357	—	—	—	3,616,457	(c	)	3,616,457	(c	)	1996	05/95	(f)	(c	)
Freehold, NJ (r)	—		2,917,219	2,260,663	—	—	2,917,219	2,260,663		5,177,882	617,287		1995	01/96		40 years
Dayton, OH	—		1,412,614	3,223,467	—	—	1,412,614	3,223,467		4,636,081	775,647		1996	05/97		40 years
Redding, CA	—		497,179	1,625,702	—	—	497,179	1,625,702		2,122,881	387,798		1997	06/97		40 years
Memphis, TN	1,023,924	(t)	1,573,875	2,241,639	—	—	1,573,875	2,241,639		3,815,514	163,453		1997	09/97		40 years
Marlton, NJ	—		2,831,370	4,318,554	—	—	2,831,370	4,318,554		7,149,924	877,206		1995	11/98		40 years

Bassett Furniture:
Fairview Heights, IL	—		1,257,729	2,622,952	—	—	1,257,729	2,622,952		3,880,681	79,235		1980	10/05		40 years

Beall’s:
Sarasota, FL	1,371,327	(t)	1,077,802	1,795,174	—	—	1,077,802	1,795,174		2,872,976	137,028		1996	09/97		40 years

Beautiful America Dry Cleaners:
Orlando, FL	70,882	(u)	40,200	110,531	—	—	40,200	110,531		150,731	7,944		2001	02/04		40 years

Bed, Bath & Beyond:
Richmond, VA	2,800,106	(p)	1,184,144	2,842,759	—	—	1,184,144	2,842,759		4,026,903	325,732		1997	06/98		40 years
Glendale, AZ	—		1,082,092	—	2,758,452	—	1,082,092	2,758,452		3,840,544	514,336		1999	12/98	(g)	40 years
Midland, MI	—		231,356	—	2,702,271	—	231,356	2,702,271		2,933,627	8,873		2006	07/03		40 years

Bedford Furniture:
Everett, PA	—		226,366	1,159,833	7,830	—	226,366	817,667		1,044,033	127,110		1998	11/98		40 years

Beneficial:
Eden Prairie, MN	—		75,736	210,628	94,277	—	75,736	304,905		380,641	34,848		1997	12/01		40 years

Bennigan’s:
Milford, CT (r)	—		921,200	697,298	—	—	921,200	697,298		1,618,498	87,888		1985	12/01		40 years
Altamonte Springs, FL	—		1,088,282	924,425	—	—	1,088,282	924,425		2,012,707	116,516		1979	12/01		40 years
Schaumburg, IL	—		2,064,964	1,311,190	—	—	2,064,964	1,311,190		3,376,154	165,265		1998	12/01		40 years
Wichita Falls, TX	—		818,611	1,107,418	—	—	818,611	1,107,418		1,926,029	139,581		1982	12/01		40 years

Best Buy:
Brandon, FL	—		2,985,156	2,772,137	—	—	2,985,156	2,772,137		5,757,293	684,371		1996	02/97		40 years
Evanston, IL	—		1,850,996	—	—	—	1,850,996	(c	)	1,850,996	(c	)	1994	02/97		(c	)
Cuyahoga Falls, OH	—		3,708,980	2,359,377	—	—	3,708,980	2,359,377		6,068,357	562,809		1970	06/97		40 years
Rockville, MD	—		6,233,342	3,418,783	—	—	6,233,342	3,418,783		9,652,125	808,400		1995	07/97		40 years
Fairfax, VA	—		3,052,477	3,218,018	—	—	3,052,477	3,218,018		6,270,495	754,223		1995	08/97		40 years
St. Petersburg, FL	4,468,254	(p)	4,031,744	2,610,980	—	—	4,031,744	2,610,980		6,642,724	341,914		1997	09/97		35 years
Pittsburgh, PA	—		2,330,847	2,292,932	—	—	2,330,847	2,292,932		4,623,779	489,636		1997	06/98		40 years
Denver, CO	—		8,881,890	4,372,684	—	—	8,881,890	4,372,684		13,254,574	605,798		1991	06/01		40 years

Billy Bob’s:
Gresham, OR	—		817,311	108,294	—	—	817,311	108,294		925,605	13,650		1993	12/01		40 years

BJ’s Wholesale Club:
Orlando, FL	5,487,413	(u)	3,137,500	8,626,657	—	—	3,137,500	8,626,657		11,764,157	620,042		2001	02/04		40 years

Blockbuster Video:
Conyers, GA	—		320,029	556,282	—	—	320,029	556,282		876,311	132,696		1997	06/97		40 years
Alice, TX	—		318,285	578,268	—	—	318,285	578,268		896,553	72,886		1995	12/01		40 years
Gainesville, GA	—		294,882	611,570	—	—	294,882	611,570		906,452	77,083		1997	12/01		40 years
Glasgow, KY	—		302,859	560,904	—	—	302,859	560,904		863,763	70,697		1997	12/01		40 years
Kingsville, TX	—		498,849	457,695	—	—	498,849	457,695		956,544	57,687		1995	12/01		40 years
Mobile, AL	—		491,453	498,488	—	—	491,453	498,488		989,941	62,830		1997	12/01		40 years
Mobile, AL	—		843,121	562,498	—	—	843,121	562,498		1,405,619	70,898		1997	12/01		40 years

BMW:
Duluth, GA	—		4,433,613	4,080,186	—	—	4,034,588	4,080,186		8,114,774	514,273		1984	12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Borders Books & Music:
Wilmington, DE	—		3,030,764	6,061,538	—	—	2,994,400	6,061,538		9,055,938	1,822,535		1994	12/94		40 years
Richmond, VA	—		2,177,310	2,599,587	—	—	2,177,310	2,599,587		4,776,897	751,353		1995	06/95		40 years
Ft. Lauderdale, FL	4,706,561	(p)	3,164,984	3,319,234	—	—	3,164,984	3,319,234		6,484,218	461,005		1995	02/96		33 years
Bangor, ME	—		1,546,915	2,486,761	—	—	1,546,915	2,486,761		4,033,676	654,502		1996	06/96		40 years
Altamonte Springs, FL	—		1,947,198	—	—	—	1,947,198	(c	)	1,947,198	(c	)	1997	09/97		(c	)

Boston Market:
Burton, MI	—		619,778	707,242	—	—	619,778	707,242		1,327,020	89,142		1997	12/01		40 years
Geneva, IL	—		1,125,347	1,036,952	—	—	1,125,347	893,485		2,018,832	114,860		1996	12/01		40 years
North Olmsted, OH	—		601,800	460,521	—	—	601,800	389,065		990,865	50,156		1996	12/01		40 years
Novi, MI	—		835,669	651,108	—	—	835,669	297,567		1,133,236	43,035		1995	12/01		40 years
Orland Park, IL	—		562,384	556,201	—	—	562,384	377,244		939,628	50,347		1995	12/01		40 years
Warren, OH	—		562,446	467,592	—	—	562,446	467,592		1,030,038	58,936		1997	12/01		40 years
Wheaton, IL	—		1,115,457	1,014,184	—	—	1,115,457	872,736		1,988,193	112,213		1995	12/01		40 years

Buffalo Wild Wings:
Michigan City, IN	—		162,538	492,007	—	—	162,538	492,007		654,545	62,013		1996	12/01		40 years

Burger King:
Colonial Heights, VA	—		662,345	609,787	—	—	662,345	609,787		1,272,132	76,858		1997	12/01		40 years

Carino’s:
Beaumont, TX	—		439,076	1,363,447	—	—	439,076	1,363,447		1,802,523	171,851		2000	12/01		40 years
Lewisville, TX	—		1,369,836	1,018,659	—	—	1,369,836	1,018,659		2,388,495	128,394		1994	12/01		40 years
Lubbock, TX	—		1,007,432	1,205,512	—	—	1,007,432	1,205,512		2,212,944	151,945		1995	12/01		40 years

Carl’s Jr:
Chandler, AZ	—		729,291	644,148	—	—	729,291	644,148		1,373,439	49,653		1984	06/05		20 years
Tucson, AZ	—		681,386	536,023	—	—	681,386	536,023		1,217,409	82,636		1988	06/05		10 years

CarMax:
Albuquerque, NM	—		10,197,135	—	8,128,062	—	10,197,135	8,128,062		18,325,197	431,803		2004	04/04	(f)	40 years

Cash Advance:
Mesa,AZ	—		43,043	112,764	—	—	43,043	112,764		155,807	14,213		1997	12/01		40 years

Certified Auto Sales:
Albuquerque, NM	—		1,112,876	—	1,418,552	—	1,112,876	1,418,552		2,531,428	51,718		2005	04/04	(f)	40 years

Champps:
Alpharetta, GA	—		3,032,965	1,641,820	—	—	3,032,965	1,641,820		4,674,785	206,937		1999	12/01		40 years
Irving, TX	—		1,760,020	1,724,220	—	—	1,760,020	1,724,220		3,484,240	217,323		2000	12/01		40 years

Charhut:
Sunrise, FL	—		286,834	423,837	—	—	286,834	423,837		710,671	27,676		1979	05/04		40 years

Checkers:
Orlando, FL	—		256,568	—	—	—	256,568	(c	)	256,568	(c	)	1988	07/92		(c	)

Children’s Pediatric Center:
Houston, TX	—		421,897	1,915,483	—	—	421,897	1,915,483		2,337,380	49,882		1995	12/05		40 years

Chili’s:
Camden, SC	—		626,897	1,887,732	—	—	626,897	1,887,732		2,514,629	60,958		2005	09/05		40 years
Milledgeville, GA	—		516,118	1,996,627	—	—	516,118	1,996,627		2,512,745	64,474		2005	09/05		40 years
Sumter, SC	—		800,329	1,717,221	—	—	800,329	1,717,221		2,517,550	44,719		2004	12/05		40 years

Chili Verde Restaurant:
Indianapolis, IN	—		639,584	1,015,173	—	—	639,584	1,015,173		1,654,757	127,954		1996	12/01		40 years

China Star:
Montgomery, AL	—		1,418,158	1,140,080	—	—	1,418,158	1,044,075		2,462,233	140,174		1999	12/01		40 years

Circuit City:
Gastonia, NC	—		2,548,040	3,879,911	—	—	2,548,040	3,879,911		6,427,951	198,037		2004	12/04		40 years
St. Peters, MO	—		1,740,807	5,406,298	—	—	1,740,807	5,406,298		7,147,105	197,104		2005	06/05	(g)	40 years
East Palo Alto, CA	—		2,271,634	3,404,843	—	—	2,271,634	3,404,843		5,676,477	663,235		1998	12/98	(f)	40 years

Claim Jumper:
Roseville, CA	—		1,556,732	2,013,650	—	—	1,556,732	2,013,650		3,570,382	253,804		2000	12/01		40 years
Tempe, AZ	—		2,530,892	2,920,575	—	—	2,530,892	2,920,575		5,451,467	368,114		2000	12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Colonial Bank:
Tampa, FL	—		604,683	884,940	—	—	604,683	884,940		1,489,623	29,580		1995	12/95		40 years

CompUSA:
Baton Rouge, LA (r)	—		609,069	913,603	—	—	609,069	913,603		1,522,672	251,302		1995	12/95		40 years
Roseville, MN	—		1,599,311	1,419,396	—	—	1,599,311	1,419,396		3,018,707	36,963		1994	12/05		40 years

CORA Rehabilitation Clinics:
Orlando, FL	141,763	(u)	80,400	221,063	—	—	80,400	221,063		301,463	15,888		2001	02/04		40 years

Corpus Christi Flea Market:
Corpus Christi, TX	—		223,998	2,158,955	—	—	223,998	2,158,955		2,382,953	420,546		1983	03/99		40 years

CVS:
San Antonio, TX	—		440,985	—	—	—	440,985	(c	)	440,985	(c	)	1993	12/93		(c	)
Amarillo, TX	—		650,864	—	—	—	650,864	(c	)	650,864	(c	)	1994	12/94		(c	)
Lafayette, LA	—		967,528	—	—	—	967,528	(c	)	967,528	(c	)	1995	01/96		(c	)
Midwest City, OK	—		673,369	1,103,351	—	—	673,369	1,103,351		1,776,720	298,602		1996	03/96		40 years
Irving, TX	—		1,000,222	—	—	—	1,000,222	(c	)	1,000,222	(c	)	1996	12/96		(c	)
Pantego, TX	—		1,016,062	1,448,911	—	—	1,016,062	1,448,911		2,464,973	346,626		1997	06/97		40 years
Ellenwood, GA	394,670	(t)	616,289	921,173	—	—	616,289	921,173		1,537,462	67,169		1996	09/97		40 years
Flower Mound, TX	398,757	(t)	932,233	881,448	—	—	932,233	881,448		1,813,681	64,272		1996	09/97		40 years
Ft. Worth, TX	484,462	(t)	558,657	—	—	—	558,657	(c	)	558,657	(c	)	1996	09/97		(c	)
Arlington, TX	—		2,078,542	—	1,396,508	—	2,078,542	1,396,508		3,475,050	292,393		1998	11/97	(g)	40 years
Leavenworth, KS	—		726,438	—	1,330,830	—	726,438	1,330,830		2,057,268	284,188		1998	11/97	(g)	40 years
Lewisville, TX	—		789,237	—	1,335,426	—	789,237	1,335,426		2,124,663	276,823		1998	04/98	(g)	40 years
Forest Hill, TX	—		692,165	—	1,174,549	—	692,165	1,174,549		1,866,714	245,921		1998	04/98	(g)	40 years
Del City, OK	—		1,387,362	—	—	—	1,387,362	(c	)	1,387,362	(c	)	1998	05/98		(c	)
Garland, TX	—		1,476,838	—	1,400,278	—	1,476,838	1,400,278		2,877,116	284,432		1998	06/98	(g)	40 years
Garland, TX	—		522,461	—	1,418,531	—	522,461	1,418,531		1,940,992	285,183		1998	06/98	(g)	40 years
Oklahoma City, OK	—		1,581,480	—	1,471,105	—	1,581,480	1,471,105		3,052,585	292,688		1999	08/98	(g)	40 years
Dallas, TX	—		2,617,656	—	2,570,569	—	2,617,656	2,570,569		5,188,225	206,181		2003	06/99		40 years
Gladstone, MO	136,500		1,851,374	—	1,739,568	—	1,851,374	1,739,568		3,590,942	277,244		2000	12/99	(g)	40 years
Fridley, MN	—		939,073	1,637,329	—	—	939,073	1,637,329		2,576,402	210,422		1983	12/01	(v)	40 years

DD’s Discounts:
Moreno Valley, CA	—		516,154	1,123,471	712,917	—	516,154	1,836,388		2,352,542	260,710		1983	03/99		40 years

Dave & Buster’s:
Hilliard, OH	—		934,210	4,689,004	—	—	934,210	4,689,004		5,623,214	14,653		1998	11/06		40 years

Denny’s:
Columbus, TX	—		428,429	816,644	—	—	428,429	816,644		1,245,073	102,931		1997	12/01		40 years
Alexandria, VA	—		603,730	195,658	—	—	603,730	195,658		799,388	2,853		1981	09/06		20 years
Amarillo, TX	—		589,996	632,121	—	—	589,996	632,121		1,222,117	9,218		1982	09/06		20 years
Arlington Heights, IL	—		469,593	227,673	—	—	469,593	227,673		697,266	3,320		1977	09/06		20 years
Austintown, OH	—		466,124	397,387	—	—	466,124	397,387		863,511	5,795		1980	09/06		20 years
Boardman Township, OH	—		497,083	257,518	—	—	497,083	257,518		754,601	3,755		1977	09/06		20 years
Campbell, CA	—		459,751	238,205	—	—	459,751	238,205		697,956	3,474		1976	09/06		20 years
Carson, CA	—		1,245,768	157,375	—	—	1,245,768	157,375		1,403,143	2,295		1975	09/06		20 years
Chelais, WA	—		414,994	287,174	—	—	414,994	287,174		702,168	4,188		1977	09/06		20 years
Chubbock, ID	—		350,461	394,243	—	—	350,461	394,243		744,704	5,749		1983	09/06		20 years
Clackamus, OR	—		468,281	407,268	—	—	468,281	407,268		875,549	5,939		1993	09/06		20 years
Collinsville, IL	—		675,704	282,912	—	—	675,704	282,912		958,616	4,126		1979	09/06		20 years
Colorado Springs, CO	—		321,006	376,744	—	—	321,006	376,744		697,750	5,692		1984	09/06		20 years
Colorado Springs, CO	—		585,425	390,275	—	—	585,425	390,275		975,700	5,494		1978	09/06		20 years
Corpus Christi, TX	—		344,821	775,618	—	—	344,821	775,618		1,120,439	11,311		1980	09/06		20 years
Dallas, TX	—		497,170	149,862	—	—	497,170	149,862		647,032	2,186		1979	09/06		20 years
Enfield ,CT	—		684,235	228,981	—	—	684,235	228,981		913,216	3,339		1976	09/06		20 years
Fairfax, VA	—		768,438	682,921	—	—	768,438	682,921		1,451,359	9,959		1979	09/06		20 years
Federal Way, WA	—		542,951	192,650	—	—	542,951	192,650		735,601	2,809		1977	09/06		20 years
Florissant, MO	—		442,700	237,959	—	—	442,700	237,959		680,659	3,470		1977	09/06		20 years
Ft. Worth, TX	—		392,306	314,262	—	—	392,306	314,262		706,568	4,583		1974	09/06		20 years
Hermitage, PA	—		320,918	419,980	—	—	320,918	419,980		740,898	6,125		1980	09/06		20 years
Hialeah, FL	—		432,479	175,245	—	—	432,479	175,245		607,724	2,556		1978	09/06		20 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Houston, TX	—	503,797	347,749	—	—	503,797	347,749		851,546	5,071		1976	09/06		20 years
Indianapolis, IN	—	325,937	511,345	—	—	325,937	511,345		837,282	7,455		1978	09/06		20 years
Indianapolis, IN	—	310,383	589,689	—	—	310,383	589,689		900,072	7,042		1981	09/06		20 years
Indianapolis, IN	—	358,295	766,627	—	—	358,295	766,627		1,124,922	11,180		1978	09/06		20 years
Indianapolis, IN	—	222,629	482,909	—	—	222,629	482,909		705,538	7,457		1979	09/06		20 years
Indianapolis, IN	—	231,236	511,175	—	—	231,236	511,175		742,411	8,600		1974	09/06		20 years
Kernersville, NC	—	406,544	557,465	—	—	406,544	557,465		964,009	8,130		2000	09/06		20 years
Lafayette, IN	—	423,516	773,096	—	—	423,516	773,096		1,196,612	11,274		1978	09/06		20 years
Laurel, MD	—	527,596	379,327	—	—	527,596	379,327		906,923	5,532		1976	09/06		20 years
Little Rock, AR	—	671,665	76,507	—	—	671,665	76,507		748,172	1,116		1979	09/06		20 years
Little Rock, AR	—	702,789	179,699	—	—	702,789	179,699		882,488	2,621		1979	09/06		20 years
Maplewood, MN	—	630,007	271,268	—	—	630,007	271,268		901,275	3,956		1983	09/06		20 years
Merrivile, IN	—	368,152	813,167	—	—	368,152	813,167		1,181,319	11,859		1976	09/06		20 years
Middleburg Heights, OH	—	496,963	259,581	—	—	496,963	259,581		756,544	3,786		1976	09/06		20 years
N. Miami, FL	—	855,381	151,216	—	—	855,381	151,216		1,006,597	2,205		1977	09/06		20 years
Nampa, ID	—	356,591	729,175	—	—	356,591	729,175		1,085,766	2,362		1979	09/06		20 years
North Palm Beach, FL	—	450,257	161,978	—	—	450,257	161,978		612,235	10,634		1977	09/06		20 years
North Richland Hills, TX	—	500,352	129,840	—	—	500,352	129,840		630,192	1,894		1970	09/06		20 years
Novi, MI	—	545,175	305,344	—	—	545,175	305,344		850,519	4,453		1979	09/06		20 years
Omaha, NE	—	496,452	314,303	—	—	496,452	314,303		810,755	4,584		1994	09/06		20 years
Parma, OH	—	370,120	238,145	—	—	370,120	238,145		608,265	3,473		1977	09/06		20 years
Pompano Beach, FL	—	436,153	393,590	—	—	436,153	393,590		829,743	5,740		1976	09/06		20 years
Portland, OR	—	764,431	161,462	—	—	764,431	161,462		925,893	2,355		1977	09/06		20 years
Provo, UT	—	519,038	216,015	—	—	519,038	216,015		735,053	3,150		1978	09/06		20 years
Pueblo, CO	—	475,420	301,725	—	—	475,420	301,725		777,145	4,400		1980	09/06		20 years
Raleigh, NC	—	1,094,361	482,297	—	—	1,094,361	482,297		1,576,658	7,034		1984	09/06		20 years
Santa Ana, CA	—	515,866	279,400	—	—	515,866	279,400		795,266	4,075		1977	09/06		20 years
Sherman, TX	—	232,670	126,149	—	—	232,670	126,149		358,819	1,840		1969	09/06		20 years
Southfield, MI	—	401,401	330,496	—	—	401,401	330,496		731,897	4,820		1980	09/06		20 years
St. Louis, MO	—	519,641	265,824	—	—	519,641	265,824		785,465	3,877		1973	09/06		20 years
Sugarland, TX	—	315,186	334,027	—	—	315,186	334,027		649,213	4,871		1997	09/06		20 years
Tacoma, WA	—	580,288	200,559	—	—	580,288	200,559		780,847	2,925		1984	09/06		20 years
Tulsa, OK	—	324,751	313,897	—	—	324,751	313,897		638,648	4,232		1978	09/06		20 years
Tuscon, AZ	—	922,401	290,221	—	—	922,401	290,221		1,212,622	4,578		1979	09/06		20 years
W. Palm Beach, FL	—	619,003	160,924	—	—	619,003	160,924		779,927	2,347		1984	09/06		20 years
Weathersfield, CT	—	883,538	176,136	—	—	883,538	176,136		1,059,674	2,569		1978	09/06		20 years
Worcester, MA	—	383,194	492,602	—	—	383,194	492,602		875,796	7,184		1978	09/06		20 years
Boise, ID	—	514,340	476,967	—	—	514,340	476,967		991,307	991		1983	12/06		20 years

Dick’s Sporting Goods:
Taylor, MI	—	1,920,032	3,526,868	—	—	1,920,032	3,526,868		5,446,900	907,789		1996	08/96		40 years
White Marsh, MD	—	2,680,532	3,916,889	—	—	2,680,532	3,916,889		6,597,420	1,008,178		1996	08/96		40 years

Dollar Tree:
Garland, TX	—	239,014	626,170	—	—	239,014	626,170		865,184	86,098		1994	02/94		40 years
Copperas Cove, TX	—	241,650	511,624	194,167	—	241,650	705,791		947,441	126,962		1972	11/98		40 years
Moreno Valley, CA	—	242,896	528,692	69,277	—	242,896	597,969		840,865	84,893		1983	03/99		40 years

Donato’s:
Medina, OH	—	405,113	463,582	—	—	405,113	463,582		868,695	58,430		1996	12/01		40 years

Dr. Clean Dry Cleaners:
Monticello, NY	—	19,625	71,570	—	—	19,625	71,570		91,195	3,206		1996	03/05		40 years

Eckerd:
Millville, NJ	—	417,603	—	—	—	417,603	(c	)	417,603	(c	)	1994	03/94		(c	)
Atlanta, GA	—	445,593	—	—	—	445,593	(c	)	445,593	(c	)	1994	03/94		(c	)
Mantua, NJ	—	344,022	—	—	—	344,022	(c	)	344,022	(c	)	1994	06/94		(c	)
Glassboro, NJ	—	534,243	—	—	—	534,243	(c	)	534,243	(c	)	1994	12/94		(c	)
Douglasville, GA	—	413,438	995,209	—	—	413,438	995,209		1,408,647	271,747		1996	01/96		40 years
Conyers, GA	—	574,666	998,900	—	—	574,666	998,900		1,573,566	238,279		1997	06/97		40 years
Chattanooga, TN	—	474,267	—	—	—	457,659	(c	)	457,659	(c	)	1997	09/97		(c	)
Augusta, GA	—	568,606	1,326,748	—	—	568,606	1,326,748		1,895,354	299,900		1997	12/97		40 years
Riverdale, GA	—	1,088,896	1,707,448	—	—	1,088,896	1,707,448		2,796,344	385,954		1997	12/97		40 years
Warner Robins, GA	—	707,488	—	1,227,330	—	707,488	1,227,330		1,934,818	244,188		1999	03/98	(g)	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Vineland, NJ	—		2,068,089	—	—	—	2,068,089	(c	)	2,068,089	(c	)	1999		09/98	(c	)
Falls Church, VA	—		3,127,139	—	2,424,664	—	3,127,139	2,412,036	(q)	5,539,175	286,429		2002		10/01	40 years
West Mifflin, PA	—		1,401,632	2,043,862	—	—	1,401,632	2,043,862		3,445,494	249,095		1999		02/02	40 years
Norfolk, VA	—		2,742,194	1,796,508	—	—	2,742,194	1,796,508		4,538,702	218,949		2001		02/02	40 years
Thorndale, PA	—		2,260,618	2,472,039	—	—	2,260,618	2,472,039		4,732,657	301,279		2001		02/02	40 years

El Meskal:
Hammond, LA	—		247,600	813,514	61,688	—	247,600	627,002		874,602	93,429		1997		12/01	40 years

El Paso Barbeque:
Tuscon, AZ	—		993,637	—	—	—	993,637	—		993,637	—		(e	)	12/06	(e	)

Enterprise Rent-A-Car:
Wilmington, NC	—		218,126	327,329	—	—	218,126	327,329		545,455	41,257		1981		12/01	40 years

Family Dollar:
Cohoes, NY	—		95,644	515,502	—	—	95,644	515,502		611,146	29,534		1994		09/04	40 years
Hudson Falls, NY	—		51,055	379,789	—	—	51,055	379,789		430,844	21,759		1993		09/04	40 years
Monticello, NY	—		96,445	351,721	—	—	96,445	351,721		448,166	15,754		1996		03/05	40 years

Fantastic Sams:
Eden Prairie, MN	—		64,916	180,538	80,809	—	64,916	261,347		326,263	29,870		1997		12/01	40 years

Fazoli’s Restaurant:
Bay City, MI	—		647,055	633,899	—	—	647,055	633,899		1,280,954	79,897		1997		12/01	40 years

Food 4 Less:
Chula Vista, CA	—		3,568,862	—	—	—	3,568,862	(c	)	3,568,862	(c	)	1995		11/98	(c	)

Fresh Market:
Gainesville, FL	—		317,386	1,248,404	—	—	317,386	1,248,404		1,565,790	100,132		1982		03/99	40 years

Furr’s Family Dining:
Las Cruces, NM	—		947,476	—	2,181,954		947,476	2,181,954		3,129,430	15,911		2006		01/06	40 years
Tuscon, AZ	—		1,167,503	—	—	—	1,167,503	—		1,167,503	—		(e	)	07/06	(e	)

Gander Mountain:
Amarillo, TX	—		1,513,714	5,781,294	—	—	1,513,714	5,781,294		7,295,008	307,131		2004		11/04	40 years

Gate Petroleum:
Concord, NC	—		852,225	1,200,862	—	—	852,225	1,200,862		2,053,087	46,283		2001		06/05	40 years
Rocky Mountain, NC	—		258,764	1,164,438	—	—	258,764	1,164,438		1,423,202	44,879		2000		06/05	40 years

GCS Wireless:
Orlando, FL	64,975	(u)	36,850	101,320	—	—	36,850	101,320		138,170	7,282		2001		02/04	40 years

Gen-X Clothing:
Federal Way, WA	—		2,037,392	1,661,577	257,414	—	2,037,392	1,918,991		3,956,383	375,463		1998		06/98	40 years

Golden Corral:
Abbeville, LA	—		98,577	362,416	—	—	98,577	362,416		460,993	230,393		1985		04/85	35 years
Lake Placid, FL	—		115,113	305,074	43,797	—	115,113	348,871		463,984	199,859		1985		05/85	35 years
Tampa, FL	—		1,329,793	1,390,502	—	—	1,329,793	1,390,502		2,720,295	175,261		1998		12/01	40 years
Dallas, TX	—		1,138,129	1,024,747	—	—	1,138,129	1,024,747		2,162,876	129,161		1994		12/01	40 years
Temple Terrace, FL	—		1,187,614	1,339,000	—	—	1,187,614	1,339,000		2,526,614	168,770		1997		12/01	40 years

Goodyear Truck & Tire:
Wichita, KS	—		213,640	686,700	—	—	213,640	686,700		900,340	52,933		1989		06/05	20 years

GymKix:
Copperas Cove, TX	—		203,908	431,715	171,477	—	203,908	603,192		807,100	108,067		1972		11/98	40 years

H&R Block:
Swansea, IL	—		45,842	132,440	69,029	—	45,842	201,469		247,311	24,238		1997		12/01	40 years

Hancock Fabrics:
Arlington, TX	—		317,838	1,680,428	242,483	—	317,838	1,922,911		2,240,749	417,570		1996		06/96	38 years

Hastings:
Nacogdoches, TX	—		397,074	1,257,402	—	—	397,074	1,257,402		1,654,476	255,409		1997		11/98	40 years

Haverty’s:
Clearwater, FL	—		1,184,438	2,526,207	44,005	—	1,184,438	2,570,212		3,754,650	866,385		1992		05/93	40 years
Orlando, FL	—		820,397	2,184,721	176,425	—	820,397	2,361,146		3,181,543	750,321		1992		05/93	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments		Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Pensacola, FL	505,603	633,125	1,595,405	—		—	603,111	1,595,405		2,198,516	419,237		1994		06/96	40 years
Bowie, MD	—	1,965,508	4,221,074	—		—	1,965,508	4,221,074		6,186,582	817,719		1997		12/97	38.5 years

Healthy Pet:
Suwannee, GA	—	175,183	1,038,492	—		—	175,183	1,038,492		1,213,675	1,082		1997		12/06	40 years

Heilig-Meyers:
Baltimore, MD	—	469,781	813,073	—		—	469,781	813,073		1,282,854	165,155		1968		11/98	40 years
Glen Burnie, MD	—	631,712	931,931	—		—	631,712	931,931		1,563,643	189,251		1968		11/98	40 years

Hollywood Video:
Cincinnati, OH	—	282,200	520,623	261,238		—	543,438	520,623		1,064,061	65,620		1998		12/01	40 years
Clifton, CO	—	245,462	732,477	—		—	245,462	732,477		977,939	92,323		1998		12/01	40 years
Lafayette, LA	—	603,190	1,149,251	—		—	603,190	1,149,251		1,752,441	29,928		1999		12/05	40 years
Montgomery, AL	—	592,730	1,186,705	—		—	592,730	1,186,705		1,779,435	30,904		1998		12/05	40 years
Ridgeland, MS	—	778,874	933,314	—		—	778,874	933,314		1,712,188	24,305		1997		12/05	40 years

Home Depot:
Sunrise, FL	—	5,148,657	—	—		—	5,148,657	—		5,148,657	—		(i	)	05/03	(i	)

HomeGoods:
Fairfax, VA	—	977,839	1,414,261	937,301		—	977,839	2,351,562		3,329,401	291,972		1995		12/95	40 years

Hooters:
Tampa, FL	—	783,923	504,768	—		—	783,923	504,768		1,288,691	63,622		1993		12/01	40 years

Hope Rehab:
Houston, TX	—	112,150	509,179	—		—	112,150	509,179		621,329	13,260		1995		12/05	40 years

Horizon Travel Plaza:
Midland City, AL	—	728,990	2,538,232	—		—	728,990	2,538,232		3,267,222	2,644		2006		12/06	40 years

Humana:
Sunrise, FL	—	800,271	252,717	—		—	800,271	252,717		1,052,988	16,529		1984		05/04	40 years

Hy-Vee:
St. Joseph, MO	—	1,579,583	2,849,246	—		—	1,579,583	2,849,246		4,428,829	305,707		1991		09/02	40 years

International House of Pancakes:
Sunset Hills, MO	—	271,853	—	—		—	271,853	(c	)	271,853	(c	)	1993		10/93	(c	)
Matthews, NC	—	380,043	—	—		—	380,043	(c	)	380,043	(c	)	1993		12/93	(c	)
Midwest City, OK	—	407,268	—	—		—	407,268	—		407,268	—		(i	)	11/00	(i	)
Ankeny, IA	—	692,956	515,035	—		—	692,956	515,035		1,207,991	26,467		2002		06/05	30 years

Jack-in-the-Box:
Plano, TX	—	1,055,433	1,236,590	—		—	1,055,433	1,236,590		2,292,023	47,660		2001		06/05	40 years

Jacobson Industrial:
Des Moines, IA	—	60,517	112,390	—		—	60,517	112,390		172,907	8,663		1973		06/05	20 years

Jared Jewelers:
Richmond, VA	—	955,134	1,336,152	—		—	955,134	1,336,152		2,291,286	168,410		1998		12/01	40 years
Brandon, FL	—	1,196,900	1,182,150	—		—	1,196,900	1,182,150		2,379,050	136,825		2001		05/02	40 years
Lithonia, GA	—	1,270,517	1,215,818	—		—	1,270,517	1,215,818		2,486,335	140,722		2001		05/02	40 years
Houston, TX	—	1,675,739	1,439,597	—		—	1,675,739	1,439,597		3,115,336	145,459		1999		12/02	40 years

Jo-Ann Etc:
Corpus Christi, TX	—	818,448	896,395	12,222		—	818,448	908,617		1,727,065	297,583		1967		11/93	40 years

Kane Realty:
Raleigh, NC	—	793,017	—	810,059	(j)	—	1,603,076	—		1,603,076	(j	)	(i	)	12/01	(i	)

Kangaroo Express:
Belleview, FL	—	471,029	1,451,277	—		—	471,029	1,451,277		1,922,306	13,606		2006		08/06	40 years
Carthage, NC	—	485,461	353,643	—		—	485,461	353,643		839,104	3,315		1989		08/06	40 years
Jacksonville, FL	—	807,477	1,239,085	—		—	807,477	1,239,085		2,046,562	11,616		1975		08/06	40 years
Jacksonville, FL	—	684,639	1,361,897	—		—	684,639	1,361,897		2,046,536	12,768		1969		08/06	40 years
Sanford, NC	—	666,330	660,594	—		—	666,330	660,594		1,326,924	6,193		2000		08/06	40 years
Sanford, NC	—	1,638,444	1,370,558	—		—	1,638,444	1,370,558		3,009,002	12,849		2003		08/06	40 years
Siler City, NC	—	586,174	645,290	—		—	586,174	645,290		1,231,464	6,050		1998		08/06	40 years
West End, NC	—	426,114	516,010	—		—	426,114	516,010		942,124	4,838		1999		08/06	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Destin, FL	—		1,365,569	1,192,192	—	—	1,365,569	1,192,192	2,557,761	8,693	2000		09/06	40 years
Niceville, FL	—		1,433,652	1,124,109	—	—	1,433,652	1,124,109	2,557,761	8,197	2000		09/06	40 years
Interlachen, FL	—		518,814	—	—	—	518,814	—	518,814	—	(e	)	10/06	(e	)
Kill Devil Hills, NC	—		679,169	552,393	—	—	679,169	552,393	1,231,562	2,881	1990		10/06	40 years
Kill Devil Hills, NC	—		490,309	741,222	—	—	490,309	741,222	1,231,531	3,868	1995		10/06	40 years
Clarksville, TN	—		521,023	709,784	—	—	521,023	709,784	1,230,807	739	1999		12/06	40 years
Clarksville, TN	—		275,897	954,910	—	—	275,897	954,910	1,230,807	995	1999		12/06	40 years
Gallatin,TN	—		474,297	756,510	—	—	474,297	756,510	1,230,807	494	1999		12/06	40 years
Naples, FL	—		3,194,938	1,403,297	—	—	3,194,938	1,403,297	4,598,235	1,462	2001		12/06	40 years
Oxford, MS	—		440,413	1,096,748	—	—	440,413	1,096,748	1,537,161	1,142	1998		12/06	40 years

Kash N’ Karry:
Brandon, FL	3,166,503	(p)	322,476	1,221,661	—	—	322,476	1,221,661	1,544,137	97,987	1983		03/99	40 years
Palm Harbor, FL	—		335,851	1,925,276	—	—	335,851	1,925,276	2,261,127	154,423	1983		03/99	40 years
Sarasota, FL	—		470,600	1,343,746	—	—	470,600	1,343,746	1,814,346	107,780	1983		03/99	40 years

Keg Steakhouse:
Bellingham, WA(r)	—		397,443	455,605	—	—	397,443	455,605	853,048	57,425	1981		12/01	40 years
Lynnwood, WA	—		1,255,513	649,236	—	—	1,255,513	649,236	1,904,749	81,831	1992		12/01	40 years
Tacoma, WA	—		526,792	794,722	—	—	526,792	794,722	1,321,514	100,168	1981		12/01	40 years

KFC:
Erie, PA	—		516,508	496,092	—	—	516,508	496,092	1,012,600	62,528	1996		12/01	40 years
Marysville, WA	—		646,779	545,592	—	—	646,779	545,592	1,192,371	68,767	1996		12/01	40 years
Evansville, IN	—		369,740	766,635	—	—	369,740	766,635	1,136,375	11,979	2004		05/06	40 years

Kohl’s:
Florence, AL	—		817,661	—	1,046,515	—	817,661	1,046,515	1,864,176	6,541	(i	)	06/04	40 years

Kum & Go:
Omaha, NE	—		392,847	214,280	—	—	392,847	214,280	607,127	16,517	1979		06/05	20 years

Light Restaurant:
Columbus, OH	—		1,032,008	1,107,250	—	—	1,032,008	1,107,250	2,139,258	139,560	1998		12/01	40 years

Lil’ Champ:
Gainesville, FL	—		900,422	—	—	—	900,422	—	900,422	—	(e	)	07/05	(e	)
Jacksonville, FL	—		2,225,177	315,315	—	—	2,225,177	315,315	2,540,492	10,839	2006		08/05	40 years
Ocala, FL	—		845,827	—	—	—	845,827	—	845,827	—	(e	)	02/06	(e	)

Logan’s Roadhouse:
Alexandria, LA	—		1,217,567	3,048,693	—	—	1,217,567	3,048,693	4,266,260	9,527	1998		11/06	40 years
Beckley, WV	—		1,396,024	2,404,817	—	—	1,396,024	2,404,817	3,800,841	7,515	2006		11/06	40 years
Cookeville, TN	—		1,262,430	2,270,596	—	—	1,262,430	2,270,596	3,533,026	7,096	1997		11/06	40 years
Fort Wayne, IN	—		1,274,315	2,109,860	—	—	1,274,315	2,109,860	3,384,175	6,593	2003		11/06	40 years
Greenwood, IN	—		1,341,188	2,105,213	—	—	1,341,188	2,105,213	3,446,401	6,579	2000		11/06	40 years
Hurst, TX	—		1,857,628	1,915,877	—	—	1,857,628	1,915,877	3,773,505	5,987	1999		11/06	40 years
Jackson, TN	—		1,199,765	2,246,330	—	—	1,199,765	2,246,330	3,446,095	7,020	1994		11/06	40 years
Lake Charles, LA	—		1,284,898	2,202,447	—	—	1,284,898	2,202,447	3,487,345	6,883	1998		11/06	40 years
McAllen, TX	—		1,607,806	2,177,715	—	—	1,607,806	2,177,715	3,785,521	6,805	2005		11/06	40 years
Opelika, AL	—		1,028,484	1,753,045	—	—	1,028,484	1,753,045	2,781,529	5,478	2005		11/06	40 years
Roanoke, VA	—		2,302,414	1,947,141	—	—	2,302,414	1,947,141	4,249,555	6,085	1998		11/06	40 years
San Marcos, TX	—		836,979	1,453,300	—	—	836,979	1,453,300	2,290,279	4,541	2000		11/06	40 years
Sanford, FL	—		1,677,782	1,730,390	—	—	1,677,782	1,730,390	3,408,172	5,407	1999		11/06	40 years
Smyrna, TN	—		1,334,998	2,047,465	—	—	1,334,998	2,047,465	3,382,463	6,398	2002		11/06	40 years
Warner Robins, GA	—		905,301	1,533,748	—	—	905,301	1,533,748	2,439,049	4,793	2004		11/06	40 years
Franklin, TN	—		2,519,485	1,704,790	—	—	2,519,485	1,704,790	4,224,275	1,776	1995		12/06	40 years
Southaven, MS	—		1,297,767	1,338,118	—	—	1,297,767	1,338,118	2,635,885	1,394	2005		12/06	40 years

Lowe’s:
Memphis, TN	—		3,214,835	9,169,885	—	—	3,214,835	9,169,885	12,384,720	1,042,223	2001		06/02	40 years

Magic China Café:
Orlando, FL	70,882	(u)	40,200	110,531	—	—	40,200	110,531	150,731	7,944	2001		02/04	40 years

Magic Dollar:
Memphis, TN	—		549,309	539,643	364,460	—	549,309	904,103	1,453,412	152,879	1998		11/98	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Majestic Liquors:
Arlington, TX	—		1,235,214	1,222,434	—	—	1,235,214	1,222,434	2,457,648	57,301	1990	02/05		40 years
Coffee City, TX	—		1,330,427	3,858,445	—	—	1,330,427	3,858,445	5,188,872	180,864	1996	02/05		40 years
Ft. Worth, TX	—		1,461,333	1,673,229	—	—	1,461,333	1,673,229	3,134,562	78,432	1999	02/05		40 years
Ft. Worth, TX	—		1,651,570	2,017,770	—	—	1,651,570	2,017,770	3,669,340	94,583	2000	02/05		40 years
Ft. Worth, TX	—		2,505,249	2,138,400	—	—	2,505,249	2,138,400	4,643,649	100,237	1988	02/05		40 years
Ft. Worth, TX	—		977,290	2,368,447	—	—	977,290	2,368,447	3,345,737	111,021	1997	02/05		40 years
Ft. Worth, TX	—		611,366	1,608,555	—	—	611,366	1,608,555	2,219,921	75,401	1974	02/05		40 years
Hudson Oaks, TX	—		361,371	1,029,053	—	—	361,371	1,029,053	1,390,424	48,237	1993	02/05		40 years
Granbury, TX	—		786,159	1,233,984	—	—	786,159	1,233,984	2,020,143	24,422	2006	05/05	(g)	40 years
Dallas, TX	—		1,554,411	1,228,778	—	—	1,554,411	1,228,778	2,783,189	47,359	1982	06/05		40 years
Dallas, TX	—		2,407,203	2,050,580	248,000	—	2,407,203	2,298,580	4,705,783	81,693	1971	06/05		40 years

Merchant’s Tires:
Hampton, VA	—		179,835	426,895	—	—	179,835	426,895	606,730	19,121	1986	03/05		40 years
Newport News, VA	—		233,812	259,046	—	—	233,812	259,046	492,858	11,603	1986	03/05		40 years
Norfolk, VA	—		398,132	507,743	—	—	398,132	507,743	905,875	22,743	1986	03/05		40 years
Rockville, MD	—		1,030,156	306,147	—	—	1,030,156	306,147	1,336,303	13,713	1974	03/05		40 years
Washington, DC	—		623,607	577,948	—	—	623,607	577,948	1,201,555	25,887	1983	03/05		40 years

Mi Pueblo Foods:
Watsonville, CA	—		805,056	1,648,934	—	—	805,056	1,648,934	2,453,990	132,258	1984	03/99		40 years

Michaels:
Fairfax, VA	—		986,131	1,426,254	706,501	—	986,131	2,132,755	3,118,886	292,242	1995	12/95		40 years
Grapevine, TX	—		1,017,934	2,066,715	—	—	1,017,934	2,066,715	3,084,649	441,330	1998	06/98		40 years
Plymouth Meeting, PA	—		2,911,111	—	2,250,620	—	2,911,111	2,250,620	5,161,731	433,713	1999	10/98	(g)	40 years

Mortgage Marketing:
Swansea, IL	—		91,709	264,956	—	—	91,709	264,956	356,665	33,424	1997	12/01		40 years

Mountain Jack’s:
Centerville, OH	—		850,625	1,059,430	—	—	850,625	1,059,430	1,910,055	133,532	1986	12/01		40 years

Mr. E’s Music Supercenter:
Arlington, TX	—		435,002	2,299,881	334,059	—	435,002	2,633,940	3,068,942	563,439	1996	06/96		40 years

Muchas Gracias Mexican Restaurant:
Salem, OR	—		555,951	735,651	—	—	555,951	735,651	1,291,602	92,773	1996	12/06		40 years

New Covenant Church:
Augusta, GA	—		176,656	674,253	—	—	176,656	674,253	850,909	84,984	1998	12/01		40 years

Office Depot:
Arlington, TX	—		596,024	1,411,432	—	—	596,024	1,411,432	2,007,456	455,694	1991	01/94		40 years
Richmond, VA	—		888,772	1,948,036	—	—	888,772	1,948,036	2,836,808	515,680	1996	05/96		40 years
Hartsdale, NY	1,730,026	(t)	4,508,753	2,327,448	—	—	4,508,753	2,327,448	6,836,201	169,645	1996	09/97		40 years

OfficeMax:
Dallas, TX	—		1,118,500	1,709,891	—	—	1,118,500	1,709,891	2,828,391	555,832	1993	12/93		40 years
Cincinnati, OH	—		543,489	1,574,551	—	—	543,489	1,574,551	2,118,040	491,373	1994	07/94		40 years
Evanston, IL	—		1,867,831	1,757,618	—	—	1,867,831	1,757,618	3,625,449	508,000	1995	06/95		40 years
Altamonte Springs, FL	—		1,689,793	3,050,160	—	—	1,689,793	3,050,160	4,739,953	829,522	1995	01/96		40 years
Cutler Ridge, FL	—		989,370	1,479,119	—	—	989,370	1,479,119	2,468,489	388,577	1995	06/96		40 years
Sacramento, CA	—		1,144,167	2,961,206	—	—	1,144,167	2,961,206	4,105,373	740,498	1996	12/96		40 years
Salinas, CA	—		1,353,217	1,829,325	—	—	1,353,217	1,829,325	3,182,542	451,614	1995	02/97		40 years
Redding, CA	—		667,174	2,181,563	—	—	667,174	2,181,563	2,848,737	520,394	1997	06/97		40 years
Kelso, WA	—		868,003	—	1,805,539	—	868,003	1,805,539	2,673,542	404,365	1998	09/97	(g)	40 years
Lynchburg, VA	—		561,509	—	1,851,326	—	561,509	1,851,326	2,412,835	383,764	1998	02/98		40 years
Leesburg, FL	—		640,019	—	1,929,028	—	640,019	1,929,028	2,569,047	387,815	1998	08/98		40 years
Dover, NJ	—		1,138,296	3,238,083	—	—	1,138,296	3,238,083	4,376,379	657,735	1995	11/98		40 years
Griffin, GA	—		685,470	—	1,801,905	—	685,470	1,801,905	2,487,375	347,242	1999	11/98	(g)	40 years
Tigard, OR	—		1,539,873	2,247,321	—	—	1,539,873	2,247,321	3,787,194	456,487	1995	11/98		40 years

Orlando Metro Gymnastics:
Orlando, FL	—		427,661	1,344,660	—	—	427,661	1,344,660	1,772,321	65,832	2003	01/05		40 years

Party City:
Memphis, TN	—		266,383	—	1,136,334	—	266,383	1,136,334	1,402,717	214,246	1999	06/99		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Perfect Teeth:
Rio Rancho, NM	—	61,517	122,142	—	—	61,517	122,142	183,659	15,408		1997		12/01		40 years

Perkins Restaurant:
Des Moines, IA	—	255,874	136,103	—	—	255,874	136,103	391,977	20,983		1976		06/05		10 years
Des Moines, IA	—	225,922	203,330	—	—	225,922	203,330	429,252	31,347		1976		06/05		10 years
Des Moines, IA	—	269,938	218,248	—	—	269,938	218,248	488,186	33,647		1977		06/05		10 years
Newton, IA	—	353,816	401,630	—	—	353,816	401,630	755,446	61,918		1979		06/05		10 years
Urbandale, IA	—	376,690	581,414	—	—	376,690	581,414	958,104	44,817		1979		06/05		20 years

Petco:
Grand Forks, ND	—	306,629	909,671	—	—	306,629	909,671	1,216,300	205,647		1996		12/97		40 years

PETsMART:
Chicago, IL	—	2,724,138	3,565,721	—	—	2,724,138	3,565,721	6,289,859	739,135		1998		09/98		40 years

Picture Factory:
Sarasota, FL	—	1,167,618	1,903,810	218,564	—	1,167,618	2,122,374	3,289,992	149,037		1996		09/97		40 years

Pier 1 Imports:
Anchorage, AK	—	928,321	1,662,584	—	—	928,321	1,662,584	2,590,905	450,522		1995		02/96		40 years
Memphis, TN	—	713,319	821,770	—	—	713,319	821,770	1,535,089	196,026		1997		09/96	(f)	40 years
Sanford, FL	—	738,051	803,082	—	—	738,051	803,082	1,541,133	176,511		1998		06/97	(f)	40 years
Knoxville, TN	—	467,169	734,833	—	—	467,169	734,833	1,202,002	146,201		1999		01/98	(f)	40 years
Mason, OH	—	593,571	885,047	—	—	593,571	885,047	1,478,618	166,868		1999		06/98	(f)	40 years
Harlingen, TX	—	316,640	756,406	—	—	316,640	756,406	1,073,046	136,310		1999		11/98	(f)	40 years
Valdosta, GA	—	390,838	805,912	—	—	390,838	805,912	1,196,750	143,553		1999		01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	—	547,300	44,237	—	—	547,300	44,237	591,537	5,575		1976		12/01		40 years

Pizza Place, The:
Cohoes, NY	—	16,396	88,372	—	—	16,396	88,372	104,768	5,063		1994		09/04		40 years

Pueblo Viejo Restaurant:
Chandler, AZ	—	654,765	765,164	7,500	—	654,765	772,664	1,427,429	102,647		1997		12/01		40 years

Popeye’s:
Snellville, GA	—	642,169	436,512	—	—	642,169	436,512	1,078,681	55,019		1995		12/01		40 years

Pull-A-Part:
Birmingham, AL	—	1,164,780	2,090,094	—	—	1,164,780	2,090,094	3,254,874	19,595		1964		08/06		40 years
Augusta, GA	—	1,414,381	—	—	—	1,414,381	—	1,414,381	(e	)	(e	)	08/06		(e	)
Conley, GA	—	1,685,604	1,387,170	—	—	1,685,604	1,387,170	3,072,774	13,005		1999		08/06		40 years
Norcross, GA	—	1,831,129	1,040,317	—	—	1,831,129	1,040,317	2,871,446	9,753		1998		08/06		40 years
Louisville, KY	—	3,205,591	1,531,842	—	—	3,205,591	1,531,842	4,737,433	14,361		2006		08/06		40 years
Harvey, LA	—	1,881,371	—	—	—	1,881,371	—	1,881,371	(e	)	(e	)	08/06		(e	)
Charlotte, NC	—	2,912,842	1,724,045	—	—	2,912,842	1,724,045	4,636,887	16,163		2006		08/06		40 years
Knoxville, TN	—	961,067	—	—	—	961,067	—	961,067	(e	)	(e	)	08/06		(e	)
Nashville, TN	—	2,164,234	1,414,129	—	—	2,164,234	1,414,129	3,578,363	13,257		2006		08/06		40 years
Lafayette, LA	—	1,020,544	—	—	—	1,020,544	—	1,020,544	(e	)	(e	)	08/06		(e	)
Cleveland, OH	—	4,541,398	—	—	—	4,541,398	—	4,541,398	(e	)	(e	)	08/06		(e	)
Montgomery, AL	—	919,737	—	—	—	919,737	—	919,737	(e	)	(e	)	11/06		(e	)
Jackson, MS	—	1,300,560	—	—	—	1,300,560	—	1,300,560	(e	)	(e	)	12/06		(e	)

QuikTrip:
Alpharetta, GA	—	1,048,309	606,916	—	—	1,048,309	606,916	1,655,225	23,391		1996		06/05		40 years
Clive, IA	—	623,473	556,970	—	—	623,473	556,970	1,180,443	28,622		1994		06/05		30 years
Des Moines, IA	—	258,759	792,448	—	—	258,759	792,448	1,051,207	40,723		1990		06/05		30 years
Des Moines, IA	—	379,435	455,322	—	—	379,435	455,322	834,757	23,398		1996		06/05		30 years
Gainesville, GA	—	592,192	912,962	—	—	592,192	912,962	1,505,154	46,916		1989		06/05		30 years
Herculaneum, MO	—	856,001	1,612,887	—	—	856,001	1,612,887	2,468,888	82,884		1991		06/05		30 years
Johnston, IA	—	394,289	385,119	—	—	394,289	385,119	779,408	19,791		1991		06/05		30 years
Lee’s Summit, MO	—	373,770	1,224,099	—	—	373,770	1,224,099	1,597,869	47,179		1999		06/05		40 years
Norcross, GA	—	948,051	293,896	—	—	948,051	293,896	1,241,947	15,103		1993		06/05		30 years
Norcross, GA	—	844,216	296,867	—	—	844,216	296,867	1,141,083	15,256		1989		06/05		30 years
Norcross, GA	—	966,145	202,430	—	—	966,145	202,430	1,168,575	10,403		1994		06/05		30 years
Olathe, KS	—	792,656	1,391,981	—	—	792,656	1,391,981	2,184,637	53,649		1999		06/05		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Tulsa, OK	—	1,224,843	649,917	—	—	1,224,843	649,917	1,874,760	33,398	1990	06/05	30 years
Urbandale, IA	—	339,566	764,025	—	—	339,566	764,025	1,103,591	29,447	1993	06/05	40 years
Wichita, KS	—	127,250	542,934	—	—	127,250	542,934	670,184	27,901	1990	06/05	30 years
Wichita, KS	—	118,012	453,891	—	—	118,012	453,891	571,903	23,324	1989	06/05	30 years
Woodstock, GA	—	488,383	1,041,883	—	—	488,383	1,041,883	1,530,266	40,156	1997	06/05	40 years

Quizno’s:
Rio Rancho, NM	—	48,566	96,428	13,398	—	48,566	109,826	158,392	13,431	1997	12/01	40 years

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184,490	628,943	—	—	184,490	628,943	813,433	48,481	1976	06/05	20 years
Decorah, IA	—	71,899	271,620	—	—	71,899	271,620	343,519	41,875	1974	06/05	10 years

Rally’s:
Toledo, OH	—	125,882	319,770	—	—	125,882	319,770	445,652	119,616	1989	07/92	38.8 years

Red Lion Chinese Restaurant:
Cohoes, NY	—	27,327	147,286	—	—	27,327	147,286	174,613	8,438	1994	09/04	40 years

Reliable:
St. Louis, MO	—	2,077,893	13,871,728	—	—	2,077,893	13,871,728	15,949,621	847,581	1975	05/04	40 years

Rent-A-Center:
Rio Rancho, NM	—	145,698	289,284	40,193	—	145,698	329,477	475,175	40,616	1997	12/01	40 years

Rite Aid:
Mobile, AL	—	1,136,618	1,694,187	—	—	1,136,618	1,694,187	2,830,805	213,538	2000	12/01	40 years
Orange Beach, AL	—	1,409,980	1,996,043	—	—	1,409,980	1,996,043	3,406,023	251,585	2000	12/01	40 years
Albany, NY	—	24,707	867,257	—	—	24,707	867,257	891,964	49,687	1994	09/04	40 years
Albany, NY	—	33,794	823,923	—	—	33,794	823,923	857,717	47,204	1992	09/04	40 years
Cohoes, NY	—	107,451	579,237	—	—	107,451	579,237	686,688	33,185	1994	09/04	40 years
Hudson Falls, NY	—	56,737	780,091	—	—	56,737	780,091	836,828	44,693	1990	09/04	40 years
Saratoga Springs, NY	—	762,303	590,978	—	—	762,303	590,978	1,353,281	33,858	1980	09/04	40 years
Ticonderoga, NY	—	88,867	688,622	—	—	88,867	688,622	777,489	39,452	1993	09/04	40 years
Monticello, NY	914,666	664,400	768,795	—	—	664,400	768,795	1,433,195	34,436	1996	03/05	40 years

Rite Rug:
Columbus, OH	—	1,596,197	934,236	13,345	—	1,604,615	939,163	2,543,778	49,859	1970	11/04	40 years

Roadhouse Grill:
Cheektowaga, NY	—	689,040	386,251	—	—	689,040	386,251	1,075,291	48,684	1994	12/01	40 years

Road Ranger:
Belvidere, IL	—	748,237	1,256,106	—	—	748,237	1,256,106	2,004,344	17,010	1997	06/06	40 years
Brazil, IN	—	2,199,280	907,034	—	—	2,199,280	907,034	3,106,314	12,283	1990	06/06	40 years
Cherry Valley, IL	—	1,409,312	1,897,360	—	—	1,409,312	1,897,360	3,306,672	25,693	1991	06/06	40 years
Cottage Grove, WI	—	2,174,548	1,733,398	—	—	2,174,548	1,733,398	3,907,946	23,473	1990	06/06	40 years
Decatur, IL	—	815,213	1,314,354	—	—	815,213	1,314,354	2,129,568	17,798	2002	06/06	40 years
Dekalb, IL	—	747,109	1,657,951	—	—	747,109	1,657,951	2,405,060	22,451	2000	06/06	40 years
Elk Run Heights, IA	—	1,537,734	2,470,191	—	—	1,537,734	2,470,191	4,007,925	33,451	1989	06/06	40 years
Lake Station, IN	—	3,171,775	1,111,643	—	—	3,171,775	1,111,643	4,283,418	15,053	1987	06/06	40 years
Mendota, IL	—	959,012	1,295,780	—	—	959,012	1,295,780	2,254,792	17,547	1996	06/06	40 years
Oakdale, WI	—	1,844,068	1,663,137	—	—	1,844,068	1,663,137	3,507,205	22,522	1998	06/06	40 years
Rockford, IL	—	1,094,045	1,661,684	—	—	1,094,045	1,661,684	2,755,729	22,502	1996	06/06	40 years
Rockford, IL	—	623,214	1,331,082	—	—	623,214	1,331,082	1,954,296	18,025	2000	06/06	40 years
Springfield, IL	—	704,648	1,500,279	—	—	704,648	1,500,279	2,204,927	20,316	1997	06/06	40 years
Springfield, IL	—	1,794,961	1,862,562	—	—	1,794,961	1,862,562	3,657,523	25,222	1978	06/06	40 years

Robb & Stucky:
Ft. Myers, FL	—	2,188,440	6,225,401	—	—	2,188,440	6,225,401	8,413,841	1,422,944	1997	12/97	40 years

Roger & Mary’s:
Kenosha, WI	—	1,917,606	3,431,364	—	—	1,917,606	3,431,364	5,348,970	842,429	1992	02/97	40 years

Ross Dress For Less:
Coral Gables, FL	—	1,782,346	1,661,174	—	—	1,782,346	1,661,174	3,443,520	383,763	1994	06/96	40 years
Lodi, CA	—	613,710	1,414,592	—	—	613,710	1,414,592	2,028,302	113,462	1984	03/99	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments		Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Schlotzsky’s Deli:
Phoenix, AZ	—		706,306	315,469	—		—	706,306	315,469		1,021,775	39,762		1995		12/01		40 years
Scottsdale, AZ	—		717,138	310,610	—		—	717,138	310,610		1,027,748	39,150		1995		12/01		40 years

7-Eleven:
Land O’ Lakes, FL	—		1,076,572	—	816,944		—	1,076,572	816,944		1,893,516	162,538		1999		10/98	(g)	40 years
Tampa, FL	—		1,080,670	—	917,432		—	1,080,670	917,432		1,998,102	178,708		1999		12/98	(g)	40 years

Shek’s Express:
Eden Prairie, MN	—		64,916	261,347	—		—	64,916	261,347		326,263	29,870		1997		12/01		40 years

Shoes on a Shoestring:
Albuquerque, NM	—		1,441,777	2,335,475	—		—	1,441,777	2,335,475		3,777,252	557,108		1997		06/97		40 years

Shop-a-Snak:
Jasper, AL	—		551,417	747,418	—		—	551,417	747,418		1,298,835	11,678		1998		05/06		40 years
Bessemer, AL	—		563,863	742,457	—		—	563,863	742,457		1,306,320	11,601		2002		05/06		40 years
Birmingham, AL	—		489,664	769,343	—		—	489,664	769,343		1,259,007	12,021		1992		05/06		40 years
Birmingham, AL	—		438,536	704,005	—		—	438,536	704,005		1,142,541	11,000		1989		05/06		40 years
Birmingham, AL	—		361,182	744,195	—		—	361,182	744,195		1,105,377	11,628		1989		05/06		40 years
Chelsea, AL	—		391,275	627,502	—		—	391,275	627,502		1,018,777	9,805		1981		05/06		40 years
Homewood, AL	—		467,950	656,964	—		—	467,950	656,964		1,124,914	10,265		1990		05/06		40 years
Hoover, AL	—		712,752	864,527	—		—	712,752	864,527		1,577,279	13,508		1998		05/06		40 years
Hoover, AL	—		764,461	1,156,598	—		—	764,461	1,156,598		1,921,059	18,072		2005		05/06		40 years
Hoover, AL	—		445,980	671,989	—		—	445,980	671,989		1,117,969	10,499		1989		05/06		40 years
Trussville, AL	—		271,728	541,741	—		—	271,728	541,741		813,469	8,465		1992		05/06		40 years
Tuscaloosa, AL	—		385,947	732,669	—		—	385,947	732,669		1,118,616	11,448		1991		05/06		40 years
Tuscaloosa, AL	—		525,165	462,868	—		—	525,165	462,868		988,033	7,232		1991		05/06		40 years
Tuscaloosa, AL	—		431,917	559,403	—		—	431,917	559,403		991,320	8,741		1991		05/06		40 years

Shop & Save:
Homestead, PA	—		1,139,419	—	2,158,167	(s)	—	1,139,419	2,158,167		3,297,586	97,776		1994		02/97		40 years

Skipper’s Fish & Chips:
Spokane, WA	—		470,840	530,289	—		—	470,840	530,289		1,001,129	66,838		1996		12/01		40 years

Soaks Express Car Wash:
Ankeny, IA	—		661,958	—	—		—	661,958	—		661,958	—		(e	)	06/05		(e	)

Sofa Express:
Buford, GA	—		1,925,129	5,034,846	—		—	1,925,129	5,034,846		6,959,975	309,433		2004		07/04		40 years

Spa and Nails Club:
Orlando, FL	70,882	(u)	40,200	110,531	—		—	40,200	110,531		150,731	7,944		2001		02/04		40 years

Spencer’s A/C & Appliances:
Glendale, AZ	—		341,713	982,429	—		—	341,713	982,429		1,324,142	182,740		1999		12/98	(g)	40 years

Sports Authority:
Dallas, TX	—		1,311,440	—	—		—	1,311,440	(c	)	1,311,440	(c	)	1994		03/94		(c	)
Tampa, FL	—		2,127,503	1,521,730	—		—	2,127,503	1,521,730		3,649,233	399,771		1994		06/96		40 years
Sarasota, FL	725,280	(t)	1,427,840	1,702,852	—		—	1,427,840	1,702,852		3,130,692	124,166		1996		09/97		40 years
Memphis, TN	—		820,340	—	2,573,264		—	820,340	2,573,264		3,393,604	528,055		1998		12/97	(g)	40 years
Little Rock, AR	—		3,113,375	2,660,206	—		—	3,113,375	2,660,206		5,773,581	551,438		1997		09/98		40 years
Woodbridge, NJ	—		3,749,990	5,982,660	—		—	3,749,990	5,982,660		9,732,650	592,032		1994		01/03		40 years
Bradenton, FL	—		1,526,340	4,139,363	—		—	1,526,340	4,139,363		5,665,703	306,140		1997		01/04		40 years

Sportsman’s Warehouse:
Sioux Falls, SD	—		2,619,810	1,929,895	—		—	2,619,810	1,929,895		4,549,705	99,175		1998		06/05		30 years

Steak & Ale:
Jacksonville, FL	—		986,565	855,523	—		—	986,565	855,523		1,842,088	107,832		1996		12/01		40 years

Stone Mountain Chevrolet:
Lilburn, GA	—		3,027,056	4,685,189	—		—	3,027,056	4,685,189		7,712,245	278,183		2004		08/04		40 years

Stop & Go:
Grand Prairie, TX	—		421,254	684,568	—		—	421,254	684,568		1,105,822	86,284		1986		12/01		40 years
Kennedale, TX	—		399,988	692,190	—		—	399,988	692,190		1,092,178	87,244		1985		12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Stripes:
Brownsville, TX	—	1,842,992	1,418,941	—	—	1,842,992	1,418,941	3,261,933	36,952	2000	12/05	40 years
Brownsville, TX	—	1,181,713	1,105,326	—	—	1,181,713	1,105,326	2,287,039	28,785	2000	12/05	40 years
Brownsville, TX	—	2,915,173	1,800,409	—	—	2,915,173	1,800,409	4,715,582	46,886	2000	12/05	40 years
Brownsville, TX	—	2,416,656	1,828,304	—	—	2,416,656	1,828,304	4,244,960	47,612	2000	12/05	40 years
Brownsville, TX	—	1,015,092	1,307,774	—	—	1,015,092	1,307,774	2,322,866	34,057	2003	12/05	40 years
Brownsville, TX	—	1,038,788	1,144,916	—	—	1,038,788	1,144,916	2,183,704	29,816	2004	12/05	40 years
Brownsville, TX	—	1,392,201	1,443,817	—	—	1,392,201	1,443,817	2,836,018	37,599	2005	12/05	40 years
Brownsville, TX	—	1,279,447	1,014,702	—	—	1,279,447	1,014,702	2,294,149	26,425	1990	12/05	40 years
Brownsville, TX	—	2,529,864	1,124,953	—	—	2,529,864	1,124,953	3,654,817	29,296	1990	12/05	40 years
Brownsville, TX	—	2,033,467	1,287,564	—	—	2,033,467	1,287,564	3,321,031	33,530	1995	12/05	40 years
Brownsville, TX	—	933,149	699,086	—	—	933,149	699,086	1,632,235	18,205	1999	12/05	40 years
Corpus Christi, TX	—	1,384,743	1,418,948	—	—	1,384,743	1,418,948	2,803,691	36,952	1982	12/05	40 years
Corpus Christi, TX	—	852,629	1,416,208	—	—	852,629	1,416,208	2,268,837	36,880	2005	12/05	40 years
Corpus Christi, TX	—	1,399,622	1,530,910	—	—	1,399,622	1,530,910	2,930,532	39,867	1984	12/05	40 years
Corpus Christi, TX	—	703,182	1,036,506	—	—	703,182	1,036,506	1,739,688	26,992	1986	12/05	40 years
Donna, TX	—	1,003,876	1,126,591	—	—	1,003,876	1,126,591	2,130,466	29,338	1995	12/05	40 years
Edinburg, TX	—	1,317,408	1,623,891	—	—	1,317,408	1,623,891	2,941,299	42,289	1999	12/05	40 years
Edinburg, TX	—	970,145	1,286,006	—	—	970,145	1,286,006	2,256,151	33,490	2003	12/05	40 years
Falfurias, TX	—	4,243,940	4,458,007	—	—	4,243,940	4,458,007	8,701,947	116,094	2002	12/05	40 years
Freer, TX	—	1,150,862	1,158,251	—	—	1,150,862	1,158,251	2,309,113	30,163	1984	12/05	40 years
George West, TX	—	1,243,224	695,074	—	—	1,243,224	695,074	1,938,298	18,101	1996	12/05	40 years
Harlingen, TX	—	906,427	952,530	—	—	906,427	952,530	1,858,957	24,806	1991	12/05	40 years
Harlingen, TX	—	753,595	1,152,311	—	—	753,595	1,152,311	1,905,906	30,008	1999	12/05	40 years
Harlingen, TX	—	755,002	600,721	—	—	755,002	600,721	1,355,723	15,644	1987	12/05	40 years
La Feria, TX	—	900,096	1,346,774	—	—	900,096	1,346,774	2,246,870	35,072	1988	12/05	40 years
Laredo, TX	—	1,552,558	1,774,827	—	—	1,552,558	1,774,827	3,327,385	46,220	2000	12/05	40 years
Laredo, TX	—	840,629	738,907	—	—	840,629	738,907	1,579,536	19,242	2001	12/05	40 years
Laredo, TX	—	736,451	670,332	—	—	736,451	670,332	1,406,783	17,457	1984	12/05	40 years
Laredo, TX	—	459,027	459,946	—	—	459,027	459,946	918,973	11,978	1983	12/05	40 years
Laredo, TX	—	1,494,871	1,400,482	—	—	1,494,871	1,400,482	2,895,353	36,471	1993	12/05	40 years
Laredo, TX	—	675,128	533,047	—	—	675,128	533,047	1,208,175	13,881	1993	12/05	40 years
Lawton, OK	—	696,670	964,441	—	—	696,670	964,441	1,661,111	25,116	1984	12/05	40 years
Los Indios, TX	—	1,386,972	1,456,932	—	—	1,386,972	1,456,932	2,843,904	37,941	2005	12/05	40 years
McAllen, TX	—	975,217	1,029,752	—	—	975,217	1,029,752	2,004,969	26,817	2003	12/05	40 years
McAllen, TX	—	987,020	893,376	—	—	987,020	893,376	1,880,396	23,265	1999	12/05	40 years
Mission, TX	—	880,169	1,101,301	—	—	880,169	1,101,301	1,981,470	28,680	1999	12/05	40 years
Mission, TX	—	1,125,457	1,213,398	—	—	1,125,457	1,213,398	2,338,855	31,599	2003	12/05	40 years
Olmito, TX	—	3,687,971	2,880,099	—	—	3,687,971	2,880,099	6,568,070	75,003	2002	12/05	40 years
Pharr, TX	—	981,840	1,177,948	—	—	981,840	1,177,948	2,159,788	30,676	1988	12/05	40 years
Pharr, TX	—	784,402	804,743	—	—	784,402	804,743	1,589,145	20,956	2000	12/05	40 years
Pharr, TX	—	2,426,134	1,880,867	—	—	2,426,134	1,880,867	4,307,001	48,981	2003	12/05	40 years
Port Isabel, TX	—	2,062,009	1,298,501	—	—	2,062,009	1,298,501	3,360,510	33,815	1994	12/05	40 years
Portland, TX	—	655,735	914,512	—	—	655,735	914,512	1,570,247	23,815	1983	12/05	40 years
Progresso, TX	—	1,768,974	1,811,221	—	—	1,768,974	1,811,221	3,580,195	47,167	1999	12/05	40 years
Riviera, TX	—	2,351,060	2,158,069	—	—	2,351,060	2,158,069	4,509,129	56,200	2005	12/05	40 years
San Benito, TX	—	1,103,210	1,586,235	—	—	1,103,210	1,586,235	2,689,445	41,308	2005	12/05	40 years
San Benito, TX	—	790,629	1,857,158	—	—	790,629	1,857,158	2,647,787	48,364	1994	12/05	40 years
San Juan, TX	—	1,123,838	1,171,582	—	—	1,123,838	1,171,582	2,295,420	30,510	1996	12/05	40 years
San Juan, TX	—	1,424,383	1,545,557	—	—	1,424,383	1,545,557	2,969,940	40,249	2004	12/05	40 years
South Padre Island, TX	—	1,366,721	1,388,764	—	—	1,366,721	1,388,764	2,755,485	36,166	1988	12/05	40 years
Wichita Falls, TX	—	905,117	1,350,908	—	—	905,117	1,350,908	2,256,025	35,179	2000	12/05	40 years
Wichita Falls, TX	—	484,202	827,999	—	—	484,202	827,999	1,312,201	21,563	1983	12/05	40 years
Wichita Falls, TX	—	439,646	751,484	—	—	439,646	751,484	1,191,130	19,570	1984	12/05	40 years
Palm View, TX	—	835,383	1,372,061	—	—	835,383	1,372,061	2,207,444	7,146	2005	10/06	40 years
Harlingen, TX	—	638,186	1,806,562	—	—	638,186	1,806,562	2,444,748	1,882	2006	12/06	40 years
Rio Grande City	—	1,871,354	1,612,282	—	—	1,871,354	1,612,282	3,483,636	1,679	2006	12/06	40 years
San Juan, TX	—	815,902	1,433,890	—	—	815,902	1,433,890	2,249,792	1,494	2006	12/06	40 years
Zapata, TX	—	1,332,662	1,772,564	—	—	1,332,662	1,772,564	3,105,226	1,842	2006	12/06	40 years
Subway:
Eden Prairie, MN	—	54,097	150,449	67,341	—	54,097	217,790	271,887	24,891	1997	12/01	40 years
Albany, NY	—	2,734	66,667	—	—	2,734	66,667	69,401	3,819	1992	09/04	40 years
Cohoes, NY	—	21,862	117,829	—	—	21,862	117,829	139,691	6,750	1994	09/04	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
SuperValu:
Huntington, WV	—	1,254,238	760,602	—	—	1,254,238	760,602		2,014,840	187,774		1971	02/97	40 years
Maple Heights, OH	—	1,034,758	2,874,414	—	—	1,034,758	2,874,414		3,909,172	709,621		1985	02/97	40 years
Warwick, RI	—	1,699,330	—	—	—	1,699,330	(c	)	1,699,330	(c	)	1992	02/97	(c	)
Swansea Quick Cash:
Swansea, IL	—	45,815	132,365	—	—	45,815	132,365		178,180	16,685		1997	12/01	40 years
Taco Bell:
Ocala, FL	—	275,023	754,990	—	—	275,023	754,990		1,030,013	95,160		2001	12/01	40 years
Ormond Beach, FL	—	632,337	525,616	—	—	632,337	525,616		1,157,953	66,249		2001	12/01	40 years
Phoenix, AZ	—	593,718	282,777	—	—	593,718	282,777		876,495	35,642		1995	12/01	40 years
Bedford, IN	—	796,772	936,942	—	—	796,772	936,942		1,733,714	14,640		1989	05/06	40 years
Columbus, IN	—	1,256,948	2,054,570	—	—	1,256,948	2,054,570		3,311,518	32,103		1990	05/06	40 years
Columbus, IN	—	690,142	1,212,681	—	—	690,142	1,212,681		1,902,823	18,948		2005	05/06	40 years
Evansville, IN	—	221,196	828,023	—	—	221,196	828,023		1,049,219	12,938		2003	05/06	40 years
Evansville, IN	—	308,068	1,300,511	—	—	308,068	1,300,511		1,608,579	20,321		2000	05/06	40 years
Evansville, IN	—	524,368	1,815,101	—	—	524,368	1,815,101		2,339,469	28,361		2005	05/06	40 years
Fishers, IN	—	989,998	486,260	—	—	989,998	486,260		1,476,258	7,598		1998	05/06	40 years
Greensburg, IN	—	648,296	1,079,007	—	—	648,296	1,079,007		1,727,303	16,859		1998	05/06	40 years
Indianapolis, IN	—	1,031,743	1,649,975	—	—	1,031,743	1,649,975		2,681,718	25,781		2004	05/06	40 years
Indianapolis, IN	—	547,218	703,287	—	—	547,218	703,287		1,250,505	10,989		2004	05/06	40 years
Madisonville, KY	—	682,108	1,192,867	—	—	682,108	1,192,867		1,874,975	18,639		1999	05/06	40 years
Owensboro, KY	—	638,693	1,326,161	—	—	638,693	1,326,161		1,964,854	20,721		2005	05/06	40 years
Shelbyville, IN	—	670,216	1,755,847	—	—	670,216	1,755,847		2,426,063	27,435		1998	05/06	40 years
Speedway, IN	—	407,707	1,426,319	—	—	407,707	1,426,319		1,834,026	22,286		2003	05/06	40 years
Terre Haute, IN	—	1,037,327	1,655,660	—	—	1,037,327	1,655,660		2,692,987	25,870		2003	05/06	40 years
Terre Haute, IN	—	1,313,692	2,249,313	—	—	1,313,692	2,249,313		3,563,005	35,145		2003	05/06	40 years
Vincennes, IN	—	501,783	879,791	—	—	501,783	879,791		1,381,574	13,747		2004	05/06	40 years

Taco Bron Restaurant:
Tucson, AZ	—	827,002	305,209	17,814	—	844,816	305,209		1,150,025	43,946		1974	12/01	40 years

Texas Roadhouse:
Grand Junction, CO	—	584,237	920,143	—	—	584,237	920,143		1,504,380	115,976		1997	12/01	40 years
Thornton, CO	—	598,556	1,019,164	—	—	598,556	1,019,164		1,617,720	128,457		1998	12/01	40 years

TGI Friday’s:
Corpus Christi, TX	—	1,209,702	1,532,125	—	—	1,209,702	1,532,125		2,741,827	193,112		1995	12/01	40 years

Thomasville:
Buford, GA	—	1,266,527	2,405,629	—	—	1,266,527	2,405,629		3,672,156	147,846		2004	07/04	40 years

Top’s:
Lacey, WA	—	2,777,449	7,082,150	—	—	2,777,449	7,082,150		9,859,599	1,748,406		1992	02/97	40 years

Uni-Mart:
Avis, PA	—	391,801	326,046	—	—	391,801	326,046		717,847	22,415		1976	08/05	20 years
Bear Creek, PA	—	190,558	230,193	—	—	190,558	230,193		420,751	15,826		1980	08/05	20 years
Bloomsburg, PA	—	206,402	501,424	—	—	206,402	501,424		707,826	34,472		1981	08/05	20 years
Bloomsburg, PA	—	540,561	146,127	—	—	540,561	146,127		686,688	10,046		1967	08/05	20 years
Bloomsburg, PA	—	515,108	888,074	—	—	515,108	888,074		1,403,182	61,055		1998	08/05	20 years
Chambersburg, PA	—	75,678	197,035	—	—	75,678	197,035		272,713	13,546		1990	08/05	20 years
Coraopolis, PA	—	475,572	347,360	—	—	475,572	347,360		822,932	23,881		1983	08/05	20 years
Dallas, PA	—	890,855	1,435,745	—	—	890,855	1,435,745		2,326,601	98,707		1995	08/05	20 years
East Brady, PA	—	269,433	583,204	—	—	269,433	583,204		852,637	40,095		1987	08/05	20 years
Emporium, PA	—	380,032	568,625	—	—	380,032	568,625		948,657	39,093		1996	08/05	20 years
Hazleton, PA	—	670,271	377,355	—	—	670,271	377,355		1,047,626	25,943		1974	08/05	20 years
Hazleton, PA	—	2,529,165	727,550	—	—	2,529,165	727,550		3,256,715	50,019		2001	08/05	20 years
Johnsonburg, PA	—	780,536	503,662	—	—	780,536	503,662		1,284,198	34,626		1978	08/05	20 years
Larksville, PA	—	245,870	333,875	—	—	245,870	333,875		579,745	22,953		1990	08/05	20 years
Luzerne, PA	—	170,866	415,295	—	—	170,866	415,295		586,161	28,551		1989	08/05	20 years
Moosic, PA	—	323,126	308,844	—	—	323,126	308,844		631,970	21,233		1980	08/05	20 years
Pleasant Gap, PA	—	331,885	592,844	—	—	331,885	592,844		924,729	40,757		1996	08/05	20 years
Port Vue, PA	—	824,158	117,629	—	—	824,158	117,629		941,787	8,087		1953	08/05	20 years
Punxsutawney, PA	—	252,648	541,842	—	—	252,648	541,842		794,490	37,251		1983	08/05	20 years
Ridgway, PA	—	382,341	258,740	—	—	382,341	258,740		641,081	17,788		1975	08/05	20 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Shamokin, PA	—	323,994	506,335	—	—	323,994	506,335	830,329	34,811	1956	08/05	20 years
Shippensburg, PA	—	203,610	330,098	—	—	203,610	330,098	533,708	22,694	1989	08/05	20 years
St. Clair, PA	—	212,150	475,086	—	—	212,150	475,086	687,236	32,662	1984	08/05	20 years
St. Mary’s, PA	—	274,323	260,942	—	—	274,323	260,942	535,265	17,940	1979	08/05	20 years
Taylor, PA	—	180,533	526,884	—	—	180,533	526,884	707,417	36,223	1973	08/05	20 years
White Haven, PA	—	485,984	866,602	—	—	485,984	866,602	1,352,586	59,579	1990	08/05	20 years
Wilkes-Barre, PA	—	178,104	471,437	—	—	178,104	471,437	649,541	32,411	1989	08/05	20 years
Wilkes-Barre, PA	—	171,040	422,438	—	—	171,040	422,438	593,478	29,042	1999	08/05	20 years
Wilkes-Barre, PA	—	875,774	1,956,613	—	—	875,774	1,956,613	2,832,387	134,517	1998	08/05	20 years
Williamsport, PA	—	908,758	122,164	—	—	908,758	122,164	1,030,922	8,399	1950	08/05	20 years
Yeagertown, PA	—	142,061	180,073	—	—	142,061	180,073	322,134	12,380	1977	08/05	20 years
Ashland, PA	—	355,322	545,140	—	—	355,322	545,140	900,462	35,207	1977	09/05	20 years
Bear Creek, PA	—	689,374	274,920	—	—	689,374	274,920	964,294	17,755	1980	09/05	20 years
Mountaintop, PA	—	422,770	616,488	—	—	422,770	616,488	1,039,258	39,815	1987	09/05	20 years
Abbottstown, PA	—	110,362	400,101	—	—	110,362	400,101	510,462	9,586	2000	01/06	40 years
Beech Creek, PA	—	476,516	612,664	—	—	476,516	612,664	1,089,180	14,678	1988	01/06	40 years
Canisteo, NY	—	141,912	485,183	—	—	141,912	485,183	627,095	11,624	1983	01/06	40 years
Carlisle, PA	—	347,858	411,491	—	—	347,858	411,491	759,349	9,859	1988	01/06	40 years
Curwensville, PA	—	226,015	607,989	—	—	226,015	607,989	834,004	14,566	1983	01/06	40 years
Dansville, PA	—	179,736	359,203	—	—	179,736	359,203	538,939	8,606	1988	01/06	40 years
Effort, PA	—	1,297,431	1,201,954	—	—	1,297,431	1,201,954	2,499,385	28,796	2000	01/06	40 years
Ellwood City, PA	—	196,089	526,155	—	—	196,089	526,155	722,244	12,606	1987	01/06	40 years
Export, PA	—	221,840	214,852	—	—	221,840	214,852	436,692	5,147	1988	01/06	40 years
Hastings, PA	—	199,089	455,379	—	—	199,089	455,379	654,468	10,910	1989	01/06	40 years
Howard, PA	—	136,416	374,695	—	—	136,416	374,695	511,111	8,977	1987	01/06	40 years
Hughesville, PA	—	290,136	566,229	—	—	290,136	566,229	856,365	13,566	1977	01/06	40 years
Jersey Shore, PA	—	514,708	381,372	—	—	514,708	381,372	896,080	9,137	1960	01/06	40 years
Leeper, PA	—	285,510	643,886	—	—	285,510	643,886	929,396	15,426	1987	01/06	40 years
Lewisberry, PA	—	412,356	533,848	—	—	412,356	533,848	946,204	12,790	1988	01/06	40 years
McSherrytown, PA	—	134,501	364,946	—	—	134,501	364,946	499,447	8,743	1988	01/06	40 years
Mercersburg, PA	—	672,259	746,309	—	—	672,259	746,309	1,418,568	17,880	1988	01/06	40 years
Milesburg, PA	—	133,831	372,913	—	—	133,831	372,913	506,744	8,934	1987	01/06	40 years
Minersville, PA	—	679,595	581,718	—	—	679,595	581,718	1,261,313	13,937	1974	01/06	40 years
Montoursville, PA	—	158,346	415,372	—	—	158,346	415,372	573,718	9,951	1988	01/06	40 years
Nanticoke, PA	—	174,583	482,239	—	—	174,583	482,239	656,822	11,554	1988	01/06	40 years
New Florence, PA	—	298,364	812,449	—	—	298,364	812,449	1,110,813	19,464	1989	01/06	40 years
Newstead, NY	—	254,635	835,411	—	—	254,635	835,411	1,090,046	20,015	1990	01/06	40 years
Nuangola, PA	—	1,062,388	1,202,832	—	—	1,062,388	1,202,832	2,265,220	28,818	2000	01/06	40 years
Phillipsburg, PA	—	428,193	268,962	—	—	428,193	268,962	697,155	6,444	1978	01/06	40 years
Pittsburgh, PA	—	905,332	1,346,177	—	—	905,332	1,346,177	2,251,509	32,252	1967	01/06	40 years
Plainfield, PA	—	243,945	382,518	—	—	243,945	382,518	626,463	9,164	1988	01/06	40 years
Plains, PA	—	204,417	401,264	—	—	204,417	401,264	605,681	9,614	1994	01/06	40 years
Punxsutawney, PA	—	293,717	649,800	—	—	293,717	649,800	943,517	15,568	1983	01/06	40 years
Reynoldsville, PA	—	113,312	327,933	—	—	113,312	327,933	441,245	7,856	1983	01/06	40 years
Summerville, PA	—	92,798	271,832	—	—	92,798	271,832	364,630	6,513	1988	01/06	40 years
Warriors Mark, PA	—	148,499	404,981	—	—	148,499	404,981	553,480	9,703	1995	01/06	40 years
Williamsport, PA	—	295,036	378,715	—	—	295,036	378,715	673,751	9,073	1988	01/06	40 years
Zelienople, PA	—	160,219	437,168	—	—	160,219	437,168	597,387	10,486	1988	01/06	40 years

United Rentals:
Carrollton, TX	—	477,893	534,807	—	—	477,893	534,807	1,012,700	27,297	1981	12/04	40 years
Cedar Park, TX	—	535,091	829,241	—	—	535,091	829,241	1,364,332	42,326	1990	12/04	40 years
Clearwater, FL	—	1,173,292	1,810,665	—	—	1,173,292	1,810,665	2,983,957	92,419	2001	12/04	40 years
Fort Collins, CO	—	2,057,322	977,971	—	—	2,057,322	977,971	3,035,293	49,917	1975	12/04	40 years
Irving, TX	—	708,389	910,786	—	—	708,389	910,786	1,619,175	46,488	1984	12/04	40 years
La Porte, TX	—	1,114,553	2,125,426	—	—	1,114,553	2,125,426	3,239,979	108,485	2000	12/04	40 years
Littleton, CO	—	1,743,092	1,943,650	—	—	1,743,092	1,943,650	3,686,742	99,207	2002	12/04	40 years
Oklahoma City, OK	—	744,145	1,264,885	—	—	744,145	1,264,885	2,009,030	64,562	1997	12/04	40 years
Perrysberg, OH	—	641,867	1,119,085	—	—	641,867	1,119,085	1,760,952	57,120	1979	12/04	40 years
Plano, TX	—	1,030,426	1,148,065	—	—	1,030,426	1,148,065	2,178,491	58,599	1996	12/04	40 years
Temple, TX	—	1,159,775	1,360,379	—	—	1,159,775	1,360,379	2,520,154	69,436	1998	12/04	40 years
Ft. Worth, TX	—	510,490	1,127,796	—	—	510,490	1,127,796	1,638,286	55,215	1997	01/05	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Ft. Worth, TX	—	1,427,764	—	—	—	1,427,764	—	1,427,764	—	(i	)	01/05		(i	)
Fairfax, VA	—	2,950,886	64,222	—	—	2,950,886	64,222	3,015,108	2,743	1972		04/05		40 years
Melbourne, FL	—	746,558	607,128	—	—	746,558	607,128	1,353,686	24,665	1970		05/05		40 years

United Trust Bank:
Bridgeview, IL	—	673,238	744,154	—	—	673,238	744,154	1,417,392	93,794	1997		12/01		40 years

Vacant Land:
Longwood, FL	—	587,251	—	—	—	587,251	—	587,251	—	(e	)	03/06		(e	)
Florence, AL	—	351,261	—	—	—	351,261	—	351,261	—	(e	)	06/04		(e	)
Florence, AL	—	1,077,210	—	—	—	1,077,210	—	1,077,210	—	(e	)	06/04		(e	)
Florence, AL	—	303,063	—	—	—	303,063	—	303,063	—	(e	)	06/04		(e	)

Vacant Property:
Mesa, AZ	—	152,609	399,801	—	—	152,609	399,801	552,410	50,391	1997		12/01		40 years
Dallas, GA	—	1,287,630	1,952,791	—	—	1,287,630	1,952,791	3,240,421	176,973	1997		05/03		40 years
Woodstock, GA	—	1,937,017	1,284,901	—	—	1,937,017	1,284,901	3,221,918	116,444	1997		05/03		40 years
Bonham, TX	—	54,999	202,085	—	—	54,999	202,085	257,084	12,420	1984		07/04		40 years
Atlanta, TX	—	88,457	368,317	—	—	88,457	368,317	456,774	235,306	1985		01/85		35 years
Red Oak, TX	—	73,290	520,950	—	—	73,290	520,950	594,240	65,661	1986		12/01		40 years
Corpus Christi, TX	—	893,270	978,344	76,664	—	893,270	1,055,008	1,948,278	345,761	1967		11/93		40 years
Foothill Ranch, CA	—	1,456,113	2,505,022	—	—	1,456,113	2,505,022	3,961,135	626,592	1995		12/96		40 years
Fenton, MO	—	307,068	496,410	—	—	307,068	496,410	803,478	218,586	1985		07/92		33 years
Value City:
Florissant, MO	—	2,490,210	2,937,449	—	—	2,490,210	2,937,449	5,427,659	272,327	1996		04/03		40 years

Value City Furniture:
White Marsh, MD	—	3,762,030	—	3,006,391	—	3,762,030	3,006,391	6,768,421	660,780	1998		03/98	(g)	40 years
Walgreens:
Sunrise, FL	—	1,957,974	1,400,970	—	—	1,957,974	1,400,970	3,358,944	126,962	1994		05/03		40 years
Tulsa, OK	—	1,193,187	3,055,724	—	—	1,193,187	3,055,724	4,248,911	117,773	2003		06/05		40 years
Wal-Mart:
Aransas Pass, TX	—	190,505	2,640,175	—	—	190,505	2,640,175	2,830,680	514,284	1983		03/99		40 years
Beeville, TX	—	507,231	2,315,424	—	—	507,231	2,315,424	2,822,655	451,025	1983		03/99		40 years
Corpus Christi, TX	—	630,043	3,131,407	—	—	630,043	3,131,407	3,761,450	609,972	1983		03/99		40 years
Sealy, TX	—	1,344,244	1,483,362	—	—	1,344,244	1,483,362	2,827,606	288,947	1982		03/99		40 years
Winfield, AL	—	419,811	1,684,505	—	—	419,811	1,684,505	2,104,316	328,128	1983		03/99		40 years
Waremart:
Eureka, CA	—	3,135,036	5,470,606	—	—	3,135,036	5,470,606	8,605,642	1,350,556	1965		02/97		40 years

Washington Bike Center:
Fairfax, VA	—	192,830	278,892	83,773	—	192,830	362,665	555,495	46,807	1995		12/95		40 years
Wendy’s Old Fashioned Hamburger:
Sacramento, CA	—	585,872	—	—	—	585,872	—	585,872	—	(i	)	02/98		(i	)
New Kensington, PA	—	501,136	333,445	—	—	501,136	333,445	834,581	42,028	1980		12/01		40 years
Whataburger:
Albuquerque, NM	—	624,318	418,975	—	—	624,318	418,975	1,043,293	52,808	1995		12/01		40 years
Brunswick, GA	—	290,860	—	—	—	290,860	—	290,860	—	(e	)	12/06		(e	)
Wherehouse Music:
Homewood, AL	—	1,031,974	696,950	—	—	1,031,974	696,950	1,728,924	87,845	1997		12/01		40 years
Independence, MO	—	502,623	1,209,307	—	—	502,623	1,209,307	1,711,930	31,492	1994		12/05		40 years
Winn-Dixie:
Columbus, GA	—	1,023,371	1,874,875	—	—	1,023,371	1,874,875	2,898,246	162,098	1984		07/03		40 years
Zheng China Buffet:
Southfield, MI	—	366,448	643,759	38,660	—	405,108	643,759	1,048,867	93,026	1976		12/01		40 years
Ziebart:
Maplewood, MN	—	307,846	311,313	—	—	307,846	311,313	619,159	14,593	1990		02/05		40 years
Middleburg Heights, OH	—	199,234	148,106	—	—	199,234	148,106	347,340	7,097	1961		02/05		40 years
Zio’s Restaurant:
Aurora, CO	—	1,168,258	1,104,939	—	—	1,168,258	1,104,939	2,273,197	57,705	2000		06/05		30 years
Leasehold Interests:	—	2,532,133	—	—	—	2,532,133	—	2,532,133	1,335,498	—		(n	)	(m	)

	$34,324,403	$695,064,749	$765,073,623	$66,524,726	$—	$695,719,022	$828,866,461	$1,524,585,483	$87,359,317

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)								Accumulated Depreciation and Amortization			Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests			Total
Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
Academy:
Houston, TX	$—		$—		$1,924,740	$—	$—	$—		$	(c	)	$	(c	)	$	(c	)	1994	05/95		(c	)
Houston, TX	—		—		1,867,519	—	—	—			(c	)		(c	)		(c	)	1995	06/95		(c	)
N. Richland Hills, TX	—		—		2,253,408	—	—	—			(c	)		(c	)		(c	)	1996	08/95	(f)	(c	)
Houston, TX	—		—		2,112,335	—	—	—			(c	)		(c	)		(c	)	1996	02/96	(f)	(c	)
Houston, TX	—		—		1,910,697	—	—	—			(c	)		(c	)		(c	)	1996	06/96	(f)	(c	)
Baton Rouge, LA	—		—		2,405,466	—	—	—			(c	)		(c	)		(c	)	1997	08/96	(f)	(c	)
San Antonio, TX	—		—		1,961,017	—	—	—			(c	)		(c	)		(c	)	1996	09/97	(f)	(c	)
Barnes and Noble:
Plantation, FL	—		—		3,498,559	—	—	—			(c	)		(c	)		(c	)	1996	05/95		(c	)
Best Buy:
Evanston, IL	—		—		3,400,057	—	—	—			(c	)		(c	)		(c	)	1994	02/97		(c	)
Borders Books & Music:
Altamonte Springs, FL	—		—		3,267,579	—	—	—			(c	)		(c	)		(c	)	1997	09/97		(c	)
Checkers:
Orlando, FL	—		—		286,910	—	—	—			(c	)		(c	)		(c	)	1988	07/92		(c	)

CVS:
San Antonio, TX	—		—		783,974	—	—	—			(c	)		(c	)		(c	)	1993	12/93		(c	)
Amarillo, TX	—		—		869,846	—	—	—			(c	)		(c	)		(c	)	1994	12/94		(c	)
Amarillo, TX	—		158,851		855,348	—	—	(d	)		(d	)		(d	)		(d	)	1994	12/94		(d	)
Lafayette, LA	—		—		949,128	—	—	—			(c	)		(c	)		(c	)	1995	01/96		(c	)
Irving, TX	—		—		1,228,436	—	—	—			(c	)		(c	)		(c	)	1996	12/96		(c	)
Oklahoma City, OK	—		(l	)	1,365,125	—	—	(l	)		(c	)		(c	)		(c	)	1997	06/97		(c	)
Oklahoma City, OK	—		(l	)	1,419,093	—	—	(l	)		(c	)		(c	)		(c	)	1997	06/97		(c	)
Del City, OK	—		—		1,376,025	—	—	—			(c	)		(c	)		(c	)	1998	05/98		(c	)
Ft. Worth, TX	—		—		1,135,067	—	—	—			(c	)		(c	)		(c	)	1996	09/97		(c	)
Haltom City, TX	470,432	(t)	413,918		1,660,859	—	—	(d	)		(d	)		(d	)		(d	)	1996	09/97		(d	)

Denny’s:
Stockton, CA	—		939,974		508,573	—	—	(d	)		(d	)		(d	)		(d	)	1982	09/06		(d	)

Eckerd:
Millville, NJ	—		—		828,942	—	—	—			(c	)		(c	)		(c	)	1994	03/94		(c	)
Atlanta, GA	—		—		668,390	—	—	—			(c	)		(c	)		(c	)	1994	03/94		(c	)
Mantua, NJ	—		—		951,795	—	—	—			(c	)		(c	)		(c	)	1994	06/94		(c	)
Vineland, NJ	—		—		—	1,901,335	—	—			(c	)		(c	)		(c	)	1999	03/99	(h)	(c	)
Glassboro, NJ	—		—		887,497	—	—	—			(c	)		(c	)		(c	)	1994	12/94		(c	)
East Point, GA	—		336,610		1,173,529	—	—	(d	)		(d	)		(d	)		(d	)	1996	12/96		(d	)
Chattanooga, TN	—		—		1,344,240	—	—	—			(c	)		(c	)		(c	)	1997	09/97		(c	)
Kennett Square, PA	—		(l	)	—	1,984,435	—	(l	)		(c	)		(c	)		(c	)	2000	12/00		(c	)
Arlington, VA	—		—		3,201,489	—	—	—			(c	)		(c	)		(c	)	2002	02/02		(c	)

Food 4 Less:
Chula Vista, CA	—		—		4,266,181	—	—	—			(c	)		(c	)		(c	)	1995	11/98		(c	)

Food Lion:
Keystone Heights, FL	—		88,604		1,845,988	—	—	(d	)		(d	)		(d	)		(d	)	1993	05/93		(d	)
Chattanooga, TN	—		336,488		1,701,072	—	—	(d	)		(d	)		(d	)		(d	)	1993	10/93		(d	)
Lynchburg, VA	—		128,216		1,674,167	—	—	(d	)		(d	)		(d	)		(d	)	1994	01/94		(d	)
Martinsburg, WV	—		448,648		1,543,573	—	—	(d	)		(d	)		(d	)		(d	)	1994	08/94		(d	)

Heilig-Meyers:
Marlow Heights, MD	—		415,926		1,397,178	—	—	(d	)		(d	)		(d	)		(d	)	1968	11/98		(d	)
York, PA	—		279,312		1,109,609	—	—	(d	)		(d	)		(d	)		(d	)	1997	11/98		(d	)

International House of Pancakes:
Sunset Hills, MO	—		—		736,345	—	—	—			(c	)		(c	)		(c	)	1993	10/93		(c	)
Matthews, NC	—		—		655,668	—	—	—			(c	)		(c	)		(c	)	1993	12/93		(c	)

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)						Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests		Total

Jared Jewelers:
Glendale, AZ	—	(l	)	1,599,105	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Lewisville, TX	236,347	(l	)	1,502,903	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Oviedo, FL	462,780	(l	)	1,500,145	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Phoenix, AZ	398,427	(l	)	1,241,825	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Toledo, OH	—	(l	)	1,457,625	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)

Kash N’ Karry:
Valrico, FL	—	1,234,519		3,255,257	—	—	(d	)	(d	)	(d	)	(d	)	1997		06/02	(d	)

Sports Authority:
Dallas, TX	—	—		2,658,975	—	—	—		(c	)	(c	)	(c	)	1994		03/94	(c	)

SuperValu:
Warwick, RI	—	—		2,978,154	—	—	—		(c	)	(c	)	(c	)	1992		02/97	(c	)

Uni-Mart:
Olean, NY	—	41,774		267,667	—	—	(d	)	(d	)	(d	)	(d	)	1990		08/05	(d	)

	$1,567,986	$4,822,841		$77,487,083	$3,885,770	$—	$—		$—		$—		$—

Real Estate Held for Sale the Company has Invested in:

AJ Petroleum:
Brandon, FL	$—	516,188		$342,694	$—	—	$516,188		$342,694		$858,882		—		1971		12/05	—
Hollywood, FL	—	417,487		318,173	—	—	417,487		318,173		735,660		—		1961		12/05	—
Hollywood, FL	—	645,533		387,651	—	—	645,533		387,651		1,033,184		—		1960		12/05	—
Century Bank:
Farmers Branch, TX	—	2,202,250		111,597	—	—	2,202,250		111,597		2,313,847		—		1993		02/06	—

Chili’s:
Austin, TX	—	824,514		595,250	—	—	824,514		595,250		1,419,764		—		1993		02/06	—

Dave & Buster’s:
Addison, IL	—	2,927,300		8,904,957	—	—	2,927,300		8,904,957		11,832,257		—		1995		11/06	—

Denny’s:
Arlington, TX	—	606,540		504,282	—	—	606,540		504,282		1,110,822		—		1990		02/06	—

La-Z Boy:
Newington, CT	—	1,543,425		3,588,416	—	—	1,543,425		3,588,416		5,131,841		—		(e	)	08/05	(e	)

Logan’s Roadhouse:
Johnson City, TN	—	1,406,893		2,062,633	—	—	1,406,893		2,062,633		3,469,526		—		1996		11/06	—
Florence, AL	—	1,810,838		2,532,741	—	—	1,810,838		2,532,741		4,343,579		—		1996		11/06	—
Tuscaloosa, AL	—	1,549,033		2,198,023	—	—	1,549,033		2,198,023		3,747,056		—		1997		11/06	—
Fairfax, VA	—	1,589,903		1,289,834	—	—	1,589,903		1,289,834		2,879,737		—		1998		11/06	—
Tampa, FL	—	1,176,322		1,306,418	—	—	1,176,322		1,306,418		2,482,740		—		1999		11/06	—
Houston, TX	—	698,654		1,138,942	—	—	698,654		1,138,942		1,837,596		—		2000		11/06	—
Waco, TX	—	1,189,018		1,604,071	—	—	1,189,018		1,604,071		2,793,089		—		2004		11/06	—
Killean, TX	—	1,246,030		1,635,630	—	—	1,246,030		1,635,630		2,881,660		—		2004		11/06	—

Long John Silver’s:
Houston, TX	—	418,562		751,259	—	—	418,562		751,259		1,169,821		—		(i	)	12/05	(i	)

Power Center:
Big Flats, NY	—	2,248,422		7,159,309	—	—	2,248,422		7,159,309		9,407,731		—		2006		08/05	—
Bismarck, ND	—	1,838,965		10,262,109	—	—	1,838,965		10,262,109		12,101,074		—		2006		10/04	—
Midland, MI	—	1,085,180		1,634,602	—	—	1,085,180		1,634,602		2,719,782		—		2005		05/05	—
Whiting, NJ	—	3,656,873		—	—	—	3,656,873		—		3,656,873		—		(e	)	06/05	(e	)
Topsham, ME	—	6,148,981		10,852,400	—	—	6,148,981		10,852,400		17,001,381				(e	)	08/06	(e	)

Rite Aid:
Fredricksburg, VA	—	1,611,109		—	—	—	1,611,109		—		1,611,109		—		(e	)	09/06	(e	)
Road Ranger:
Rockford, IL	—	635,452		1,118,486	—	—	635,452		1,118,486		1,753,938		—		1988		06/06	—
Rockford, IL	—	898,673		1,456,340	—	—	898,673		1,456,340		2,355,013		—		2001		06/06	—
Rockford, IL	—	1,465,863		1,189,686	—	—	1,465,863		1,189,686		2,655,550		—		1996		06/06	—
Freeport, IL	—	594,629		1,109,178	—	—	594,629		1,109,178		1,703,807		—		2002		06/06	—

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Stock Building Supply:
Hillman, MI	—	166,886	822,950	—	—	166,886	822,950	989,836	—	1952		10/06	—

Stripes:
Brownsville, TX	—	800,356	535,129	—	—	800,356	535,129	1,335,485	—	1980		12/05	—
Corpus Christi, TX	—	1,308,398	2,151,142	—	—	1,308,398	2,151,142	3,459,540	—	1995		12/05	—
Corpus Christi, TX	—	606,629	643,379	—	—	606,629	643,379	1,250,008	—	1976		12/05	—
Corpus Christi, TX	—	565,233	1,010,988	—	—	565,233	1,010,988	1,576,221	—	1984		12/05	—
Corpus Christi, TX	—	1,082,047	871,812	—	—	1,082,047	871,812	1,953,859	—	1978		12/05	—
Corpus Christi, TX	—	530,990	808,203	—	—	530,990	808,203	1,339,193	—	1983		12/05	—
Corpus Christi, TX	—	282,667	593,006	—	—	282,667	593,006	875,673	—	1982		12/05	—
Elsa, TX	—	544,357	863,706	—	—	544,357	863,706	1,408,063	—	2006		10/06	—
Victoria, TX	—	1,977,940	1,076,322	—	—	1,977,940	1,076,322	3,054,262	—	2002		12/06	—
Weslaco, TX	—	683,444	1,078,464	—	—	683,444	1,078,464	1,761,908	—	1996		12/05	—

Taco Bell:
Evansville, IN	—	388,992	1,029,134	—	—	388,992	1,029,134	1,418,126	—	1985		05/06	—
Martinsville, IN	—	1,143,755	869,544		—	1,143,755	869,544	2,013,299	—	1986		05/06	—
Connersville, IN	—	308,484	1,465,430	—	—	308,484	1,465,430	1,773,914	—	1998		05/06	—
Brazil, IN	—	971,568	1,009,606	—	—	971,568	1,009,606	1,981,174	—	1998		05/06	—
Princeton, IN	—	511,044	942,850		—	511,044	942,850	1,453,894	—	1992		05/06	—
Henderson, KY	—	741,453	843,526	—	—	741,453	843,526	1,584,979	—	1992		05/06	—
Elwood, IN	—	407,315	892,351	—	—	407,315	892,351	1,299,666	—	1998		05/06	—
Robinson, IL	—	841,261	740,651		—	841,261	740,651	1,581,912	—	1994		05/06	—
Owensboro, KY	—	866,818	1,371,287		—	866,818	1,371,287	2,238,105	—	1994		05/06	—
Washington, IN	—	410,558	863,675		—	410,558	863,675	1,274,233	—	1995		05/06	—
Linton, IN	—	731,387	987,502	—	—	731,387	987,502	1,718,889	—	1996		05/06	—
Spencer, IN	—	296,273	697,599		—	296,273	697,599	993,872	—	1999		05/06	—
Anderson, IN	—	671,931	1,077,434	—	—	671,931	1,077,434	1,749,365	—	1998		05/06	—
Vincennes, IN	—	239,917	1,270,897	—	—	239,917	1,270,897	1,510,814	—	2000		05/06	—
Uni-Mart:
Cuba, NY	—	374,010	179,259	—	—	374,010	179,259	553,269	—	1961		08/05	—
Bradford, PA	—	184,231	761,512	—	—	184,231	761,512	945,743	—	1983		08/05	—
Bradford, PA	—	84,803	443,237	—	—	84,803	443,237	528,040	—	1988		08/05	—
Harrisburg, PA	—	148,741	293,940	—	—	148,741	293,940	442,681	—	1989		08/05	—
Kane, PA	—	156,967	913,017	—	—	156,967	913,017	1,069,984	—	1984		08/05	—
Springdale, PA	—	426,789	74,490	—	—	426,789	74,490	501,279	—	1953		08/05	—
Midway, PA	—	310,893	708,427	—	—	310,893	708,427	1,019,320	—	1990		01/06	—
Clairton, PA	—	215,405	700,821	—	—	215,405	700,821	916,226	—	1986		01/06	—
Lewistown, PA	—	58,687	218,925	—	—	58,687	218,925	277,612	—	1970		07/06	—
Houtzdale, PA	—	311,707	729,052	—	—	311,707	729,052	1,040,759		1977		01/06	—
Altoona, PA	—	146,196	316,157	—	—	146,196	316,157	462,353	—	1974		07/06	—
Burgettstown, PA	—	202,043	427,963	—	—	202,043	427,963	630,006	—	1975		07/06	—
Burnham, PA	—	264,741	510,262	—	—	264,741	510,262	775,003	—	1978		07/06	—
Duncannon, PA	—	104,667	297,745	—	—	104,667	297,745	402,412	—	1973		07/06	—
Hummelstown, PA	—	255,604	501,965	—	—	255,604	501,965	757,569	—	1970		07/06	—
Knox, PA	—	90,979	230,616	—	—	90,979	230,616	321,595	—	1982		07/06	—
Lemoyne, PA	—	205,302	504,841	—	—	205,302	504,841	710,143	—	1988		07/06	—
Linglestown, PA	—	224,572	467,058	—	—	224,572	467,058	691,630	—	1973		07/06	—
Mechanicsburg, PA	—	120,639	357,897	—	—	120,639	357,897	478,536	—	1972		07/06	—
Port Royal, PA	—	238,052	635,213	—	—	238,052	635,213	873,265	—	1989		07/06	—
Richfield, PA	—	225,501	372,010	—	—	225,501	372,010	597,511	—	1989		07/06	—
Shamokin, PA	—	90,084	293,742	—	—	90,084	293,742	383,826	—	1975		07/06	—
Sunbury, PA	—	76,499	309,471	—	—	76,499	309,471	385,970	—	1971		07/06	—
Williamsport, PA	—	98,308	274,070	—	—	98,308	274,070	372,378	—	1971		07/06	—
Williamsport, PA	—	140,467	277,093	—	—	140,467	277,093	417,560	—	1971		07/06	—
Vacant Land:
Grand Prairie, TX	—	386,807	—	—	—	386,807	—	386,807	—	(e	)	12/02	(e	)
Whiting, NJ	—	733,707	—	—	—	733,707	—	733,707	—	(e	)	06/05	(e	)
Whiting, NJ	—	499,330	—	—	—	499,330	—	499,330	—	(e	)	06/05	(e	)
Fairfield Township, OH	—	3,198,359	—	—	—	3,198,359	—	3,198,359	—	(e	)	08/06	(e	)

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Bonita Springs, FL	—	148,614	—	—	—	148,614	—	148,614	—	(e	)	09/06	(e	)
Topsham, ME	—	552,156	—	—	—	552,156	—	552,156	—	(e	)	02/06	(e	)
Lapeer, MI	—	1,465,113	—	—	—	1,465,113	—	1,465,113	—	(e	)	09/06	(e	)
Lapeer, MI	—	452,538	—	—	—	452,538	—	452,538	—	(e	)	09/06	(e	)
Lapeer, MI	—	233,589	—	—	—	233,589	—	233,589	—	(e	)	06/06	(e	)
Topsham, ME	—	311,714	—	—	—	311,714	—	311,714	—	(e	)	02/06	(e	)
Independence, KY	—	1,309,073	—	—	—	1,309,073	—	1,309,073	—	(e	)	08/06	(e	)
Rockwall, TX	—	17,256,753	—	—	—	17,256,753	—	17,256,753	—	(e	)	02/06	(e	)
Harlingen, TX	—	2,562,836	—	—	—	2,562,836	—	2,562,836	—	(e	)	10/06	(e	)
Plano, TX	—	9,157,846	—	—	—	9,157,846	—	9,157,846	—	(e	)	12/05	(e	)

Vacant Property:
North Richland Hills, TX	—	583,650	179,510	—	—	583,650	179,510	763,160	—	1989		02/06	—
Irving, TX	—	504,900	405,177	—	—	504,900	405,177	910,077	—	1987		02/06	—
Mesquite, TX	—	548,190	365,713	—	—	548,190	365,713	913,903	—	1988		02/06	—
Waxahachie, TX	—	662,760	545,257	—	—	662,760	545,257	1,208,017	—	1995		02/06	—

Wawa:
Whiting, NJ	—	1,297,846	—	—	—	1,297,846	—	1,297,846	—	(e	)	06/05	(e	)

Ziebart:
Lansing, MI	—	203,019	302,498	—	—	203,019	302,498	505,517	—	1974		03/06	—

	$—	$104,857,027	$101,168,207	$—	$—	$104,857,027	$101,168,207	$206,025,233	$—

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2006

(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2006, 2005, and 2004 are summarized as follows:

	2006	2005	2004
Land, buildings, and leasehold interests:
Balance at the beginning of year	$1,508,664	$1,129,126	$982,076
Acquisitions, completed construction and tenant improvements	558,766	469,384	240,699
Disposition of land, buildings, and leasehold interests	(310,223)	(87,446)	(93,649)
Provision for loss on impairment of real estate	(693)	(2,400)	—

Balance at the close of year	$1,756,514	$1,508,664	$1,129,126

Accumulated depreciation and amortization:
Balance at the beginning of year	$79,197	$61,802	$49,109
Disposition of land, buildings, and leasehold interests	(12,413)	(1,665)	(2,119)
Depreciation and amortization expense	20,575	19,060	14,812

Balance at the close of year	$87,359	$79,197	$61,802

(b)	As of December 31, 2006, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2006, the aggregate cost of the properties owned by the Company that under operating leases were $1,672,154 and financing leases were $10,711.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	The Company owns only the land for this property.

(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(i)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(j)	In 2005, the Company amended this property’s lease to a ground lease, and thus reclassed the building’s net book value to land only. Therefore, depreciation is not applicable.

(k)	Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(l)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(m)	The leasehold interests are amortized over the life of the respective leases which range from 12 years to 12.5 years.

(n)	The leasehold interest sites were acquired between August 1999 and August 2001.

(o)	In 2002, this property was contributed down to a wholly-owned subsidiary of the Company at the property’s net book value.

(p)	Property is encumbered as a part of the Company’s $21,000 long-term, fixed rate mortgage and security agreement.

(q)	In 2002, this property was owned by a wholly-owned limited liability entity that was dissolved into the Company.

(r)	The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

(s)	In 2005, there was a lease amendment to this property, resulting in a reclassification from a direct financing lease to an operating lease.

(t)	Property is encumbered as a part of the Company’s $12,000 long-term, fixed rate mortgage and security agreement.

(u)	Property is encumbered as a part of the Company’s $6,952 long-term, fixed rate mortgage and security agreement.

(v)	In 2005, this property was distributed from a taxable REIT subsidiary to the Company at the property’s net book value.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2006

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (e)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
National City, CA	11.5%	2009	(b	)	—	$2,765	$751		$—
San Jose, CA	11.5%	2009	(b	)	—	2,565	772		—
Bellingham, WA	7.2%	2013	(b	)	—	2,605	2,518		—
Lake Jackson, TX	7.5%	2008	(b	)	—	1,875	1,783		—
Sports Authority, NJ	9.0%	2022	(b	)	—	6,000	5,841		—
Jackson, MS	4.5%	2012	(b	)	—	1,000	—		—
Topsham, ME	4.5%	2008	(c	)	—	5,750	—		—
Des Moines, IA	8.0%	2010	(d	)	—	400	380		—
Terre Haute, IN	7.0%	2011	(c	)	—	1,582	1,582		—

						$24,542	$13,627	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2006		2005		2004
Balance at beginning of year	$19,418		$11,528		$19,773
New mortgage loans	1,582	(f)	13,150	(f)	—
Deductions during the year:
Collections of principal	(7,373)		(5,260)		(8,245)

Balance at the close of year	$13,627		$19,418		$11,528

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Mortgages held by the Company and its subsidiaries for federal income tax purposes for the years ended December 31, 2006, 2005 and 2004 were $13,627, $19,418 and $11,528, respectively.

(f)	Mortgages totaling $1,582 and $13,150 were accepted in connection with real estate transactions for the year ended December 31, 2006 and 2005, respectively.

See accompanying report of independent registered public accounting firm.