Form 10-Q
period 2007-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2007-05-02
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

66,726,509 shares of Common Stock, $0.01 par value, outstanding as of April 27, 2007.

TABLE OF CON TENTS

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization:
Held for investment	$1,493,312	$1,437,792
Held for sale	3,194	3,204
Accounted for using the direct financing method:
Held for investment	68,512	69,787
Held for sale	1,532	1,547
Real estate, Inventory Portfolio, held for sale	190,781	228,159
Mortgages, notes and accrued interest receivable, net of allowance of $559 and $634, respectively	32,591	30,945
Mortgage residual interests	29,577	31,512
Cash and cash equivalents	56,561	1,675
Restricted cash	36,054	36,587
Receivables, net of allowance of $1,036 and $722, respectively	8,312	7,915
Accrued rental income, net of allowance	26,826	26,413
Debt costs, net of accumulated amortization of $11,819 and $11,339, respectively	7,723	8,180
Other assets	32,593	33,069

Total assets	$1,987,568	$1,916,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$—	$28,000
Mortgages payable	35,442	35,892
Notes payable – secured	24,500	24,500
Notes payable – convertible	172,500	172,500
Notes payable, net of unamortized discount of $960 and $996, respectively	489,840	489,804
Financing lease obligation	26,041	26,041
Accrued interest payable	7,582	5,989
Other liabilities	32,674	30,116
Income tax liability	5,050	6,340

Total liabilities	793,629	819,182

Minority interest	1,067	1,098

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding at December 31, 2006, stated liquidation value of $25 per share	—	44,540
Series C Redeemable, 3,680,000 depositary shares issued and outstanding stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 65,746,011 and 59,823,031 shares issued and outstanding at March 31, and December 31, respectively	657	598
Capital in excess of par value	1,009,466	873,885
Retained earnings	85,156	80,263
Accumulated other comprehensive income	5,593	5,219

Total stockholders’ equity	1,192,872	1,096,505

	$1,987,568	$1,916,785

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Revenues:
Rental income from operating leases	$36,624	$28,599
Earned income from direct financing leases	1,777	1,770
Contingent rental income	458	456
Real estate expense reimbursement from tenants	1,343	924
Interest and other income from real estate transactions	1,267	1,459
Interest income on mortgage residual interests	1,244	2,297

	42,713	35,505

Disposition of real estate, Inventory Portfolio:
Gross proceeds	825	16,740
Costs	(493)	(10,296)

Gain	332	6,444

Operating expenses:
General and administrative	6,321	6,841
Real estate	1,978	1,401
Depreciation and amortization	6,927	5,238
Impairment – mortgage residual interests valuation adjustment	—	1,820

	15,226	15,300

Earnings from operations	27,819	26,649

Other expenses (revenues):
Interest and other income	(1,303)	(815)
Interest expense	11,615	12,080

	10,312	11,265

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings (losses) of unconsolidated affiliates	17,507	15,384

Income tax benefit	2,922	1,859
Minority interest	370	(3,108)
Equity in earnings (losses) of unconsolidated affiliates	—	(33)

Earnings from continuing operations	20,799	14,102

Earnings from discontinued operations:
Real estate, Investment Portfolio	1,937	7,609
Real estate, Inventory Portfolio, net of income tax expense and minority interest	3,968	1,737

	5,905	9,346

Net earnings	$26,704	$23,448

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Net earnings	$26,704	$23,448
Series A preferred stock dividends	—	(1,002)
Series B Convertible preferred stock dividends	—	(419)
Series C Redeemable preferred stock dividends	(1,696)	—

Net earnings available to common stockholders – basic	25,008	22,027
Series B convertible preferred stock dividends, if dilutive	—	419

Net earnings available to common stockholders – diluted	$25,008	$22,446

Net earnings per share of common stock:
Basic:
Continuing operations	$0.31	$0.23
Discontinued operations	0.10	0.17

Net earnings	$0.41	$0.40

Diluted:
Continuing operations	$0.31	$0.22
Discontinued operations	0.10	0.17

Net earnings	$0.41	$0.39

Weighted average number of common shares outstanding:
Basic	60,332,971	55,408,126

Diluted	60,471,563	56,956,636

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$26,704	$23,448
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	490	407
Depreciation and amortization	6,968	6,604
Accretion income on mortgage residual interests	(1,244)	(2,297)
Impairment – real estate	95	—
Impairment – mortgage residual interests valuation adjustment	—	1,820
Amortization of notes payable discount	36	33
Amortization of deferred interest rate hedge gains	(90)	(86)
Equity in earnings of unconsolidated affiliates	—	33
Distributions received from unconsolidated affiliates	—	74
Minority interests	(31)	3,276
Gain on disposition of real estate, Investment Portfolio	(1,763)	(4,951)
Gain on disposition of real estate, Inventory Portfolio	(4,669)	(7,604)
Deferred income taxes	(1,146)	(1,960)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(14,741)	(38,322)
Proceeds from disposition of real estate, Inventory Portfolio	57,509	24,828
Decrease in real estate leased to others using the direct financing method	640	776
Increase (decrease) in work in process	(611)	381
Decrease in mortgages, notes and accrued interest receivable	(172)	(381)
Decrease (increase) in receivables	(398)	1,118
Increase in accrued rental income	(563)	(746)
Increase (decrease) in other assets	668	(276)
Increase in accrued interest payable	1,593	3,070
Decrease (increase) in other liabilities	(2,788)	41
Increase (decrease) in current tax liability	(144)	1,805

Net cash provided by operating activities	66,343	11,091

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	7,332	16,864
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(61,040)	(35,649)
Increase in mortgages and notes receivable	(4,221)	(6,746)
Mortgage and note payments received	2,846	6,125
Cash received from mortgage residual interests	3,333	8,251
Restricted cash	532	(358)
Payment of lease costs	(747)	(423)
Other	175	618

Net cash used in investing activities	(51,790)	(11,318)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2007	2006
Cash flows from financing activities:
Proceeds from line of credit payable	106,800	105,500
Repayment of line of credit payable	(134,800)	(76,300)
Repayment of mortgages payable	(450)	(18,957)
Payment of debt costs	(22)	(15)
Proceeds from issuance of common stock	140,673	24,541
Redemption of 1,781,589 shares of Series A Preferred Stock	(44,540)	—
Payment of Series A Preferred Stock dividends	—	(1,002)
Payment of Series B Convertible Preferred Stock dividends	—	(419)
Payment of Series C Redeemable Preferred Stock dividends	(1,696)	—
Payment of common stock dividends	(20,115)	(18,014)
Minority interest distributions	—	(3,047)
Stock issuance costs	(5,517)	28

Net cash provided by financing activities	40,333	12,315

Net increase in cash and cash equivalents	54,886	12,088
Cash and cash equivalents at beginning of period	1,675	8,234

Cash and cash equivalents at end of period	$56,561	$20,322

Supplemental disclosure of non-cash investing and financing activities:
Issued 206,718 shares of restricted and unrestricted common stock in 2007 pursuant to the Company’s 2000 Performance Incentive Plan	$4,214	$—

Issued 4,282 and 26,175 shares of common stock in 2007 and 2006, respectively, pursuant to the Company’s Deferred Director Fee Plan	$91	$46

Surrender of 7,100 shares of restricted common stock in 2007	$147	$—

Change in other comprehensive income	$375	$3,596

Note receivable accepted in connection with real estate transactions	$170	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “TRS”).

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages, notes and accrued interest receivable on the condensed consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of March 31, 2007, the Company owned 730 Investment Properties, with an aggregate gross leasable area of 9,395,000 square feet, located in 44 states. In addition to the Investment Properties, as of March 31, 2007, the Company had $16,249,000 and $29,577,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are held in the TRS. The TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of March 31, 2007, the TRS held 77 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. Amounts as of December 31, 2006, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2006.

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

Other Comprehensive Income – The components for other comprehensive income for the quarter ended March 31, 2007 (dollars in thousands):

Balance at beginning of period	$5,219

Amortization of interest rate swap	(90)
Unrealized gain – mortgage residual interests	154
Stock value adjustment	310

Balance at end of period	$5,593

The Company’s total comprehensive income for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Net earnings	$26,704	$23,448
Other comprehensive income	5,593	3,596

Total comprehensive income	$32,297	$27,044

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the quarters ended March 31:

	2007	2006
Weighted average number of common shares outstanding	60,639,787	55,698,376
Unvested restricted stock	(306,816)	(290,250)

Weighted average number of common shares outstanding used in basic earnings per share	60,332,971	55,408,126

Weighted average number of common shares outstanding used in basic earnings per share	60,332,971	55,408,126
Effect of dilutive securities:
Restricted stock	18,456	93,230
Common stock options	83,906	136,268
Directors’ deferred fee plan	36,230	25,016
Assumed conversion of Series B Convertible Preferred Stock to common stock	—	1,293,996

Weighted average number of common shares outstanding used in diluted earnings per share	60,471,563	56,956,636

In April 2006, the Series B Convertible Preferred shares were converted into 1,293,996 shares of common stock and therefore are included in the computation of both basic and diluted weighted average shares outstanding. In addition, the potential dilutive shares related to convertible notes payable that were issued in September 2006 were not included in computing earnings per common share because their effects would be antidilutive.

New Accounting Standards – In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of the SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS 157 is allowed for certain financial instruments. The Company is currently evaluating the provisions of SFAS 157 to determine the potential impact, if any, the adoption will have on the Company’s financial position or results of operations.

In February 2007, FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which expands the scope of what companies may carry at fair value. This statement also includes an amendment to SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 159 offers an irrevocable option to carry the vast majority of recognized financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement can be applied instrument by instrument but must be applied to the entire financial instrument and not portions thereof. This statement does not apply to: (a) financial assets and financial liabilities recognized under leases as defined in SFAS Statement No. 13 “Accounting for Leases” with the exception of a guarantee of a third party lease obligation or a contingent obligation arising from a cancelled lease; (b) financial instruments that are in whole or part, classified by the issuer as a component of stockholder’s equity (such as convertible debt security with a non-contingent beneficial conversion feature); (c) non-financial insurance contracts and warranties; and (d) financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument and various employers’ and plan obligations for pension benefits, post retirement benefits and other forms of deferred compensation arrangements including stock purchase plans and stock option plans. The amendment to SFAS 115 affects entities with available-for-sale and trading securities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the adoption will have on the Company’s financial position or results of operations.

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

Note 2 – Real Estate – Investment Portfolio:

Leases – The Company generally leases its Investment Properties to established tenants. As of March 31, 2007, 695 of the Investment Property leases have been classified as operating leases and 48 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 27 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2007 and 2027) and provide for regular monthly payments. In addition, the tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of March 31, 2007, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Held for Investment – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Land and improvements	$718,196	$691,453
Buildings and improvements	856,626	828,813
Leasehold interests	2,532	2,532

	1,577,354	1,522,798
Less accumulated depreciation and amortization	(92,388)	(87,192)

	1,484,966	1,435,606
Work in progress	9,929	3,769

	1,494,895	1,439,375
Less impairment	(1,583)	(1,583)

	$1,493,312	$1,437,792

In connection with the development and tenant improvements of 19 Investment Properties, the Company has agreed to fund construction commitments (including land costs) of $48,008,000, of which $26,564,000 has been funded as of March 31, 2007.

Impairments – As a result of the Company’s review of long lived assets for impairment, including identifiable intangible assets, the Company recognized an impairment in discontinued operations of $95,000 for the quarter ended March 31, 2007. The Company did not recognize any impairment for the quarter ended March 31, 2006.

Note 3 – Real Estate – Inventory Portfolio:

As of March 31, 2007, the TRS owned 77 Inventory Properties: 60 completed inventory, eight under construction and nine properties pending development. As December 31, 2006, the TRS owned 97 Inventory Properties: 79 completed inventory, five under construction and 13 properties pending development. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Completed Inventory:
Land	$49,463	$62,554
Building	82,392	101,168

	131,855	163,722

Construction projects:
Land	37,827	42,303
Work in process	21,099	22,134

	58,926	64,437

	$190,781	$228,159

In connection with the development of eight Inventory Properties, the Company has agreed to fund construction commitments of $106,869,000, of which $42,189,000, including land costs, has been funded as of March 31, 2007.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2007		2006
	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$332	1	$6,444
Minority interest		—		(3,222)

Total continuing operations		332		3,222

Discontinued operations	22	3,846	8	1,124
Intersegment eliminations		491		36

Total discontinued operations		4,337		1,160

	23	$4,669	9	$4,382

Note 4 – Mortgages, Notes and Accrued Interest Receivable:

As of March 31, 2007, the structured finance investments bear a weighted average interest rate of 12.6% per annum, of which 10.1% is payable monthly and the remaining 2.5% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from May 2007 to April 2009. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate. As of March 31, 2007 and December 31, 2006, the outstanding principal balance of the structured finance investments was $16,249,000 and $13,917,000, respectively.

During the quarter ended March 31, 2007, the Company entered into structured finance investments of $4,221,000. In addition, the Company received principal payments of $1,889,000 on certain structured finance investments plus accrued interest during the quarter ended March 31, 2007.

Note 5 – Mortgage Residual Interests:

Orange Avenue Mortgage Investments, Inc. (“OAMI”) holds the mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon a third-party valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. As a result of the increase in prepayments of the underlying loans of the Residuals, the Company recognized an other than temporary valuation impairment of $1,820,000 for the quarter ended March 31, 2006. The Company did not recognize an other than temporary valuation impairment for the quarter ended March 31, 2007. The Company recorded $154,000 and $28,000 of unrealized gains as other comprehensive income for the quarters ended March 31, 2007 and 2006, respectively.

Note 6 – Line of Credit Payable:

The Company has an existing loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $64,287,000 and a weighted average interest rate of 6.2% for the quarter ended March 31, 2007.

Following the use of proceeds of the common stock issuance described in Note 8 below, as of March 31, 2007, the Company had no outstanding balance on its Credit Facility. As of December 31, 2006, the Credit Facility had an outstanding balance of $28,000,000.

Note 7 – Preferred Stock:

The following table outlines each issuance of the Company’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At March 31, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Quarter Ended March 31,
				2007		2006
				Total	Per Share	Total	Per Share
9% Series A (1)	—	$25.00	$2.25	$—	$—	$1,002	$0.5625

6.7% Series B Convertible (2)	—	2,500.00	167.50	—	—	419	41.875

7.375% Series C Redeemable Depositary Shares (3)	3,680,000	25.00	1.84375	1,696	0.4609375	—	—

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

Note 8 – Common Stock:

In March 2007, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 5,000,000 shares of common stock at a price of $24.70 per share and received gross proceeds of $123,500,000. Subsequently, in April 2007, the Company issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received gross proceeds of $18,525,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,430,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

During the quarters ended March 31, 2007 and 2006, the Company declared and paid dividends to its common shareholders of $20,115,000 and $18,014,000, respectively, or $0.335 and $0.325 per share, respectively, of common stock.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by the Company of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Shares of common stock	699,346	1,067,700
Net proceeds	$16,718	$23,208

Note 9 – Income Taxes:

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions. The Company believes that its income tax filing positions and deductions are well documented and supported. Additionally, the Company believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

For income tax purposes, the Company has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, the Company has its 78.9 percent equity interest in OAMI. The Company has consolidated OAMI in its financial statements as a result of the Company’s acquisition of OAMI in May 2005. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets.

The Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the quarters ended March 31, 2007 and 2006, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	March 31, 2007	December 31, 2006
Temporary differences:
Built-in-gain	$(8,678)	$(9,480)
Depreciation	(712)	(600)
Other	(583)	8
Excess interest expense carryforward	4,498	2,010
Net operating loss carryforward	520	1,961

Net deferred income tax asset (liability)	$(4,955)	$(6,101)
Current income tax asset (payable)	(95)	(239)

Income tax asset (liability)	$(5,050)	$(6,340)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2026. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of March 31, 2007.

The income tax (expense) benefit consists of the following components for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Net earnings before income taxes	$26,210	$22,652
Provision for income tax benefit (expense):
Current:
Federal	(550)	(981)
State and local	(102)	(183)
Deferred:
Federal	879	1,504
State and local	267	456

Total provision for income taxes	494	796

Total net earnings	$26,704	$23,448

Note 10 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of March 31, 2007, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Revenues:
Rental income from operating leases	$205	$5,674
Earned income from direct financing leases	45	632
Real estate expense reimbursement from tenants	1	550
Interest and other income from real estate transactions	59	76

	310	6,932

Operating expenses:
General and administrative	—	25
Real estate	21	1,596
Depreciation and amortization	20	1,366
Impairments – real estate	95	—

	136	2,987

Other expenses:
Interest expense	—	1,287

Earnings before gain on disposition of real estate	174	2,658

Gain on disposition of real estate	1,763	4,951

Earnings from discontinued operations	$1,937	$7,609

Real Estate – Inventory Portfolio – The Company has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of March 31, 2007. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Revenues:
Rental income from operating leases	$2,850	$1,926
Real estate expense reimbursement from tenants	297	48
Interest and other from real estate transactions	6	—

	3,153	1,974

Disposition of real estate:
Gross proceeds	59,652	9,060
Costs	(55,315)	(7,900)

Gain	4,337	1,160

Operating expenses:
General and administrative	8	—
Real estate	425	29
Depreciation and amortization	20	—

	453	29

Other expenses:
Interest expense	302	137

Earnings before income tax expense and minority interest	6,735	2,968

Income tax expense	(2,428)	(1,063)
Minority interest	(339)	(168)

Earnings from discontinued operations	$3,968	$1,737

Note 11 – Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s consolidated totals for the quarters ended March 31 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2007
External revenues	$44,281	$3,200	$—	$47,481
Intersegment revenues	4,927	—	(4,927)	—
Earnings from continuing operations	24,767	(3,746)	(222)	20,799
Net earnings	26,704	(222)	222	26,704
Total assets	1,978,878	202,612	(193,922)	1,987,568

2006
External revenues	$43,092	$2,135	$—	$45,227
Intersegment revenues	2,309	—	(2,309)	—
Earnings from continuing operations	15,839	(819)	(918)	14,102
Net earnings	23,448	918	(918)	23,448
Total assets	1,764,669	157,009	(145,333)	1,776,345

Item 2.	Management ’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2006. This information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” expect” and “may.”

The term “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of the Company as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, “TRS”).

Overview

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages, notes and accrued interest receivable on the condensed consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). The Inventory Assets are held in the TRS. The TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”).

As of March 31, 2007, the Company owned 730 Investment Properties, with an aggregate leasable area of 9,395,000 square feet, located in 44 states. Approximately 98 percent of the Company’s Investment Portfolio was leased at March 31, 2007. In addition to the Investment Properties, as of March 31, 2007, the Company had $16,249,000 and $29,577,000 in structured finance investments and mortgage residual interests (“Residuals”), respectively.

The TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The TRS acquires and develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of March 31, 2007, the TRS held 77 Inventory Properties, of which 26 were Development Properties (nine completed inventory, eight under construction and nine properties pending development) and 51 were Exchange Properties.

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

The Company has recently increased its investments in the convenience store and restaurant sectors. Both of these sectors represent a large part of the freestanding retail property marketplace which the Company believes represents areas of attractive investment opportunity. Similarly, the Company has some geographic concentration in the south and southwest which the Company believes are areas of above-average population growth.

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes the Company’s Investment Portfolio:

	March 31, 2007	December 31, 2006	March 31, 2006
Investment Properties Owned:
Number	730	710	564
Total gross leasable area (square feet)	9,395,000	9,341,000	9,252,000

Investment Properties Leased:
Number	718	697	550
Total gross leasable area (square feet)	9,198,000	9,173,000	9,123,000
Percent of total gross leasable area	98%	98%	99%
Weighted average remaining lease term (years)	12	12	11

The following table summarizes the diversification of the Company’s Investment Portfolio based on the top 10 lines of trade as of March 31, 2007 (dollars in thousands):

	Top 10 Lines of Trade	March 31, 2007 (1)	December 31, 2006 (1)	March 31, 2006 (1)
1.	Convenience Stores	18.1%	16.3%	13.8%
2.	Restaurants – Full Service	12.1%	12.1%	5.7%
3.	Drug Stores	8.0%	8.3%	9.7%
4.	Sporting Goods	7.1%	7.3%	7.3%
5.	Consumer Electronics	5.8%	5.6%	5.5%
6.	Books	5.5%	5.7%	5.8%
7.	Grocery	5.5%	5.7%	6.3%
8.	Restaurants – Limited Service	4.8%	4.7%	2.8%
9.	Furniture	4.1%	4.2%	4.6%
10.	Travel Plazas	3.7%	3.7%	0.5%
	Other	25.3%	26.4%	38.0%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Acquisitions:
Number of Investment Properties	25	40
Gross leasable area (square feet)	114,000	109,000
Total dollars invested (1)	$66,618	$36,292

(1)	Includes dollars invested on projects currently under construction.

The Company typically uses the proceeds from property sales either to pay down the outstanding indebtedness of the Company’s credit facility or reinvest in real estate.

Property Dispositions. The following table summarizes the Investment Properties sold by the Company for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Number of properties	5	3
Gross leasable area (square feet)	60,000	84,000
Net sales proceeds	$7,501	$16,864
Net gain	$1,763	$4,951

Property Analysis – Inventory Portfolio

General. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	March 31, 2007	December 31, 2006	March 31, 2006
Development Properties:
Completed inventory	9	11	3
Under construction	8	5	10
Pending development	9	13	13

	26	29	26

Exchange Portfolio:
Inventory Properties	51	68	59

Total Inventory Properties	77	97	85

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Development Portfolio:
Number of properties acquired	2	11
Dollars invested (1)	$12,805	$26,291

Exchange Portfolio:
Number of properties acquired	1	20
Dollars invested	$3,108	$12,682

Total dollars invested	$15,913	$38,973

(1)	Includes dollars invested on projects currently under construction.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2007		2006
	# of Properties	Gain	# of Properties	Gain
Development	5	$1,305	2	$6,761
Exchange	18	2,873	7	807
Intercompany eliminations	—	491	—	36
Minority interest, Development	—	—	—	(3,222)

	23	$4,669	9	$4,382

Revenue from Continuing Operations Analysis

General. During the quarter ended March 31, 2007, the Company’s rental income increased primarily due to the addition of Investment Properties. The Company continues to maintain a stable Investment Portfolio occupancy rate and anticipates that any significant increase in rental income will continue to come largely from additional property acquisitions. The following summarizes the Company’s revenues from continuing operations for each of the quarters ended March 31 (dollars in thousands):

					Percent Increase (Decrease)
			Percent of Total
	2007	2006	2007	2006
Rental Income (1)	$38,859	$30,825	91.0%	86.8%	26.1%
Real estate expense reimbursement from tenants	1,343	924	3.1%	2.6%	45.3%
Interest and other income from real estate transactions	1,267	1,459	3.0%	4.1%	(13.2)%
Interest income on mortgage residual interests	1,244	2,297	2.9%	6.5%	(45.8)%

Total revenues	$42,713	$35,505	100.0%	100.0%	20.3%

(1)	Includes rental income from operating leases, earned income from direct financing leases and contingent rental income from continuing operations (“Rental Income”).

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

			Percent of Total		2007 Versus 2006 Percent Increase
	2007	2006	2007	2006	(Decrease)
Investment Assets	$42,674	$35,466	99.9%	99.9%	20.3%
Inventory Assets	39	39	0.1%	0.1%	—

Total revenues	$42,713	$35,505	100.0%	100.0%	20.3%

Rental Income. Rental Income increased largely due to the continued acquisition of Investment Properties. During the quarter ended March 31, 2007, the Company added 25 Investment Properties with an aggregate gross leasable area of 114,000 square feet. Additionally, the increase in Rental Income is partially attributable to the acquisition of 213 Investment Properties with an aggregate gross leasable area of 1,130,000 square feet during the year ended December 31, 2006.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants remained constant as a percentage of total revenues from continuing operations. The increase in the quarter ended March 31, 2007 when compared with the same period last year is a result of the newly acquired Investment Properties in 2006.

Interest Income on Mortgage Residual Interests. The decrease in interest income on mortgage residual interests for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 is a result of the amortization and prepayments of the underlying loans.

Gain from Disposition of Real Estate, Inventory Portfolio. Inventory Properties typically are operating properties and are classified as discontinued operations. However, the gains on the sale of Inventory Properties that are sold prior to rent commencement are reported in continuing operations. The following table summarizes the Inventory Property dispositions included in continuing operations for each of the quarters ended March 31 (dollars in thousands):

	2007		2006
	# of Properties	Gain	# of Properties	Gain
Gain	1	$332	1	$6,444
Minority interest	—	—	—	(3,222)

Gain, net of minority interest	1	$332	1	$3,222

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations decreased slightly for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The following summarizes the Company’s expenses from continuing operations for each of the quarters ended March 31 (dollars in thousands):

	Quarter Ended March 31,		2007 Versus 2006 Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2007	2006		2007	2006	2007	2006
General and administrative	$6,321	$6,841	(7.6)%	41.5%	44.7%	14.8%	19.3%
Real estate	1,978	1,401	41.2%	13.0%	9.2%	4.6%	3.9%
Depreciation and amortization	6,927	5,238	32.2%	45.5%	34.2%	16.2%	14.8%
Impairment – mortgage residual interests valuation adjustment	—	1,820	(100.0)%	—	11.9%	—	5.1%

Total operating expenses	$15,226	$15,300	(0.5)%	100.0%	100.0%	35.6%	43.1%

Interest and other income	$(1,303)	$(815)	59.9%	(12.6)%	(7.2)%	(3.1)%	(2.3)%
Interest expense	11,615	12,080	(3.8)%	112.6%	107.2%	27.2%	34.0%

Total other expenses (revenues)	$10,312	$11,265	(8.5)%	100.0%	100.0%	24.1%	31.7%

General and Administrative. General and administrative expenses remained fairly stable as a percentage of total operating expenses. For the quarter ended March 31, 2007 as compared to the quarter ended March 31 2006, general and administrative expenses decreased primarily as a result of a decrease in lost pursuit costs.

Real Estate. The increase in real estate expenses for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006, was primarily attributable to an increase in tenant reimbursable real estate expenses. The increase was also attributable to an increase in expenses related to vacant properties and an increase in certain expenses not reimbursable by tenants.

Depreciation and Amortization. The increase in depreciation and amortization expense for the quarter ended March 31, 2007 is primarily attributed to the depreciation on (i) the 25 Investment Properties with aggregate gross leasable area of 114,000 square feet acquired during the quarter ended March 31, 2007 and (ii) the 213 Investment Properties with an aggregate gross leasable area of 1,130,000 square feet during the year ended December 31, 2006.

Impairment – Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the mortgage residual interests’ (“Residuals”) fair value, the Company reduced the carrying value of the Residuals to reflect such fair value at March 31, 2006. The valuation impairment during the quarter ended March 31, 2007 was classified as temporary and was recorded as other comprehensive income.

Interest Expense. Interest expense decreased slightly for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. The following represents the primary changes in debt that have impacted interest expense:

(i)	the decrease in the weighted average debt outstanding on the revolving credit facility (decreased by $129,576,000),

(ii)	issuance of $172,500,000 of notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026 and

(iii)	repayment of a mortgage in February 2006 with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.435%.

Earnings from Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired as well as the revenues and expenses related to any Investment Property that was held for sale at March 31, 2007. The Company also classified as discontinued operations the revenues and expenses of its Inventory Properties that were sold which generated rental revenues as well as the revenues and expenses related to its Inventory Properties held for sale which generated rental revenues as of March 31, 2007. The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2007			2006
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	5	$1,763	$1,937	3	$4,951	$7,609
Inventory Assets, net of minority interest	22	4,337	3,968	8	1,160	1,737

	27	$6,100	$5,905	11	$6,111	$9,346

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

Cash and Cash Equivalents. Below is a summary of the Company’s cash flows for each of the quarters ended March 31 (in thousands):

	2007	2006
Cash and cash equivalents:
Provided by operating activities	$66,343	$11,091
Used in investing activities	(51,790)	(11,318)
Provided by (used in) financing activities	40,333	12,315

Increase (decrease)	54,886	12,088
Net cash at beginning of period	1,675	8,234

Net cash at end of period	$56,561	$20,322

Cash provided by operating activities represents cash received primarily from rental income from tenants, gain on the disposition of Inventory Properties and interest income less general and administrative expenses and interest expense. The change in cash provided by operations for the quarters ended March 31, 2007, and 2006, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

The Company’s financing activities for the period ended March 31, 2007 include the following significant transactions:

•	$123,500,000 in gross proceeds from the issuance of 5,000,000 shares of common stock

•	$20,115,000 in dividends paid to common stockholders

•	$1,696,000 in dividends paid to holders of depositary shares, each representing 1/100th of a share of the Company’s Series C Redeemable Preferred Stock

•	$44,540,000 paid to redeem all 1,781,589 shares of Series A Preferred Stock at the liquidation value of $25.00 per share

•	$28,000,000 in net payments on the Company’s credit facility

•	$16,718,000 in net proceeds from the issuance of 699,346 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”)

Subsequently, in April 2007, the Company issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received gross proceeds of $18,525,000.

Contractual Obligations and Commercial Commitments. The Company has agreed to fund construction commitments in connection with the development and tenant improvements of additional properties as outlined below at March 31, 2007 (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded
Investment Portfolio	19	$48,008	$26,564
Inventory Portfolio	8	106,869	42,189

	27	$154,877	$68,753

(1)	Including land costs.

As of March 31, 2007, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2007 and 2006, the Company declared and paid dividends to its common stockholders of $20,115,000 and $18,014,000, respectively, or $0.335 and $0.325 per share, respectively, of common stock.

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of the Company’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At March 31, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Quarter Ended March 31,
				2007		2006
					Per		Per
				Total	Share	Total	Share
9% Series A (1)	—	$25.00	$2.25	$—	$—	$1,002	$0.5625

6.7% Series B Convertible (2)	—	2,500.00	167.50	—	—	419	41.875

7.375% Series C Redeemable Depositary Shares (3)	3,680,000	25.00	1.84375	1,696	0.4609375	—	—

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

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, debt payments, dividends, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of the Company’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of the Company’s total outstanding debt (dollars in thousands):

	March 31, 2007	Percentage of Total	December 31, 2006	Percentage of Total
	$—	—	$28,000	3.6%
Mortgages payable	35,442	4.7%	35,892	4.6%
Notes payable – secured	24,500	3.3%	24,500	3.2%
Notes payable – convertible	172,500	23.0%	172,500	22.2%
Notes payable	489,840	65.5%	489,804	63.1%
Financing lease obligation	26,041	3.5%	26,041	3.3%

Total outstanding debt	$748,323	100.0%	$776,737	100.0%

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and structured finance investments. As of March 31, 2007, there were no material changes in the Company’s indebtedness except as noted below.

Line of Credit Payable. The Company has an existing loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $64,287,000 and a weighted average interest rate of 6.2% for the quarter ended March 31, 2007.

Following the use of proceeds of the common stock issuance described below, as of March 31, 2007, the Company had no outstanding balance on its Credit Facility. As of December 31, 2006, the Credit Facility had an outstanding balance of $28,000,000.

Equity

Common Stock Issuance. In March 2007, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 5,000,000 shares of common stock at a price of $24.70 per share and received gross proceeds of $123,500,000. Subsequently, in April 2007, the Company issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received gross proceeds of $18,525,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $5,430,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by the Company of 12,191,394 shares of common stock. The Company’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in the Company’s common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the quarters ended March 31 (dollars in thousands):

	2007	2006
Shares of common stock	699,346	1,067,700
Net proceeds	$16,718	$23,208

Structured Finance Investments

Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of March 31, 2007, the structured finance investments bear a weighted average interest rate of 12.6% per annum, of which 10.1% is payable monthly and the remaining 2.5% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from May 2007 to April 2009. As of March 31, 2007 and December 31, 2006, the outstanding principal balance of the structured finance investments was $16,249,000 and $13,917,000, respectively.

During the quarter ended March 31, 2007, the Company entered into structured finance investments of $4,221,000. In addition, the Company received principal payments of $1,889,000 on certain structured finance investments plus accrued interest during the quarter ended March 31, 2007.

Mortgage Residual Interests

OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon a third-party valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. As a result of the increase in historical prepayments of the underlying loans of the Residuals, the Company recognized an other than temporary valuation impairment of $1,820,000 for the quarter ended March 31, 2006. The Company recorded temporary valuation changes of $154,000 and $28,000 of unrealized gains as other comprehensive income for the quarters ended March 31, 2007 and 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt used to finance the Company’s development and acquisition activities, and for general corporate purposes. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt. The Company had no outstanding derivatives as of March 31, 2007 and December 31, 2006.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of March 31, 2007 and 2006. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of March 31, 2007. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of March 31, 2007, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates. If interest rates on the Company’s variable rate debt increased by 1%, the Company’s interest expense would have increased by less than two percent for the quarter ended March 31, 2007.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt(2)(3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2007	—	—	7,962	7.11%	—	—	10,500	10.00%
2008	—	—	1,190	7.04%	99,965	7.16%	14,000	10.00%
2009	20,800	6.53%	1,000	7.02%	—	—	—	—
2010	—	—	1,022	7.01%	19,944	8.60%	—	—
2011	—	—	1,098	7.00%	172,500	3.95%	—	—
Thereafter	—	—	23,170	6.99%	375,172	6.21%	—	—

Total	$20,800	6.53%	$35,442	7.11%	$667,581	5.84%	$24,500	10.00%

Fair Value:
March 31, 2007	$20,800	6.53%	$35,442	7.11%	$699,454	5.84%	$24,500	10.00%

December 31, 2006	$48,800	5.98%	$35,892	7.12%	$690,198	5.84%	$24,500	10.00%

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

The Company is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $29,577,000 and $31,512,000 as of March 31, 2007 and December 31, 2006, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2007 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in the Company’s risk factors disclosed in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Se curities. Not applicable.

Item 4.	Submission of Matte rs to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 5,000,000 shares of Common Stock, par value $0.01 per share (filed as exhibit 4.17 of the Registrants’ Current Report on Form 8-K, dated March 22, 2007, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 2nd day of May 2007.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 5,000,000 shares of Common Stock, par value $0.01 per share (filed as exhibit 4.17 of the Registrants’ Current Report on Form 8-K, dated March 22, 2007, and incorporated herein by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ND: 4831-8038-4513, Ver 1ND: 4843-0916-8129, Ver 5ND: 4843-0916-8129, Ver 5ND: 4843-0916-8129, Ver 5ND: 4843-0916-8129, Ver 4ND: 4843-0916-8129, Ver 4ND: 4843-0916-8129, Ver 4