Form 10-Q
period 2007-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2007-08-02
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

67,090,207 shares of Common Stock, $0.01 par value, outstanding as of July 30, 2007.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization:
Held for investment	$1,797,937	$1,431,428
Held for sale	9,568	9,568
Accounted for using the direct financing method:
Held for investment	41,962	53,693
Held for sale	17,249	17,641
Real estate, Inventory Portfolio, held for sale	169,827	228,159
Mortgages, notes and accrued interest receivable, net of allowance of $482 and $634, respectively	42,158	30,945
Mortgage residual interests	28,384	31,512
Cash and cash equivalents	2,516	1,675
Restricted cash	37,707	36,587
Receivables, net of allowance of $1,076 and $722, respectively	6,258	7,915
Accrued rental income, net of allowance	25,590	26,413
Debt costs, net of accumulated amortization of $12,304 and $11,339, respectively	7,239	8,180
Other assets	32,648	33,069

Total assets	$2,219,043	$1,916,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$172,600	$28,000
Mortgages payable	34,991	35,892
Notes payable – secured	22,500	24,500
Notes payable – convertible	172,500	172,500
Notes payable, net of unamortized discount of $924 and $996, respectively	489,876	489,804
Financing lease obligation	26,041	26,041
Accrued interest payable	6,032	5,989
Other liabilities	40,315	30,116
Income tax liability	3,579	6,340

Total liabilities	968,434	819,182

Minority interest	1,382	1,098

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding at December 31, 2006, stated liquidation value of $25 per share	—	44,540
Series C Redeemable, 3,680,000 depositary shares issued and outstanding, stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 67,075,385 and 59,823,031 shares issued and outstanding at June 30 and December 31, respectively	671	598
Capital in excess of par value	1,041,350	873,885
Retained earnings	108,475	80,263
Accumulated other comprehensive income	6,731	5,219

Total stockholders’ equity	1,249,227	1,096,505

	$2,219,043	$1,916,785

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$41,641	$29,002	$77,511	$56,862
Earned income from direct financing leases	1,060	1,058	2,130	2,105
Percentage rents	141	22	599	477
Real estate expense reimbursement from tenants	1,478	892	2,747	1,739
Interest and other income from real estate transactions	957	1,626	2,157	3,051
Interest income on mortgage residual interests	1,144	1,947	2,388	4,244

	46,421	34,547	87,532	68,478

Disposition of real estate, Inventory Portfolio:
Gross proceeds	—	4,711	825	21,451
Costs	—	(4,148)	(493)	(14,444)

Gain	—	563	332	7,007

Operating expenses:
General and administrative	5,946	6,777	12,267	13,618
Real estate	1,982	1,429	3,862	2,740
Depreciation and amortization	7,729	5,210	14,622	10,413
Impairment – mortgage residual interests valuation adjustment	—	842	—	2,662
Restructuring costs	—	1,580	—	1,580

	15,657	15,838	30,751	31,013

Earnings from operations	30,764	19,272	57,113	44,472

Other expenses (revenues):
Interest and other income	(1,024)	(1,015)	(2,327)	(1,831)
Interest expense	12,443	11,192	23,545	23,273

	11,419	10,177	21,218	21,442

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliate	19,345	9,095	35,895	23,030
Income tax benefit	2,421	3,435	5,217	5,294
Minority interest	148	(184)	334	(3,292)
Equity in earnings of unconsolidated affiliate	—	228	—	195

Earnings from continuing operations	21,914	12,574	41,446	25,227

Earnings from discontinued operations:
Real estate, Investment Portfolio	24,948	65,312	28,359	74,370
Real estate, Inventory Portfolio, net of income tax expense and minority interest	1,793	2,315	5,554	4,052

	26,741	67,627	33,913	78,422

Net earnings	$48,655	$80,201	$75,359	$103,649

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$48,655	$80,201	$75,359	$103,649
Series A preferred stock dividends	—	(1,002)	—	(2,004)
Series B Convertible preferred stock dividends	—	—	—	(419)
Series C Redeemable preferred stock dividends	(1,696)	—	(3,392)	—

Net earnings available to common shareholders – basic	46,959	79,199	71,967	101,226
Series B Convertible preferred stock dividends, if dilutive	—	—	—	419

Net earnings available to common shareholders – diluted	$46,959	$79,199	$71,967	$101,645

Net earnings per share of common stock:
Basic:
Continuing operations	$0.31	$0.20	$0.60	$0.41
Discontinued operations	0.40	1.18	0.54	1.39

Net earnings	$0.71	$1.38	$1.14	$1.80

Diluted:
Continuing operations	$0.30	$0.20	$0.59	$0.40
Discontinued operations	0.40	1.17	0.54	1.37

Net earnings	$0.70	$1.37	$1.13	$1.77

Weighted average number of common shares outstanding:
Basic	66,431,725	57,258,741	63,399,409	56,368,311

Diluted	66,663,765	57,784,835	63,596,038	57,376,485

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$75,359	$103,649
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Stock compensation expense	1,022	2,297
Depreciation and amortization	14,728	12,160
Accretion income on mortgage residual interests	(2,388)	(4,244)
Impairment – real estate	189	420
Impairment – mortgage residual interests valuation adjustment	—	2,662
Amortization of notes payable discount	72	66
Amortization of deferred interest rate hedge gains	(180)	(170)
Equity in earnings of unconsolidated affiliates	—	(195)
Distributions received from unconsolidated affiliates	—	751
Minority interests	244	4,115
Gain on disposition of real estate, Investment Portfolio	(24,409)	(64,452)
Gain on disposition of real estate, Inventory Portfolio	(6,562)	(10,733)
Deferred income taxes	(2,041)	(4,470)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(29,377)	(99,480)
Proceeds from disposition of real estate, Inventory Portfolio	96,190	47,234
Decrease in real estate leased to others using the direct financing method	1,282	1,518
Increase in work in process	(1,548)	(360)
Decrease (increase) in mortgages, notes and accrued interest receivable	(305)	1,185
Decrease in receivables	1,656	759
Increase in accrued rental income	(908)	(4,106)
Decrease in other assets	2,173	592
Increase (decrease) in accrued interest payable	43	(1,361)
Decrease in other liabilities	(440)	(236)
Increase (decrease) in current tax liability	(720)	2,239

Net cash provided by (used in) operating activities	124,080	(10,160)

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	60,852	149,740
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(394,463)	(134,859)
Increase in mortgages and notes receivable	(15,167)	(9,617)
Mortgage and note payments received	4,341	34,951
Cash received from mortgage residual interests	6,822	15,141
Restricted cash	(1,120)	(3,768)
Payment of lease costs	(1,147)	(1,146)
Other	89	916

Net cash provided by (used in) investing activities	(339,793)	51,358

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Proceeds from line of credit payable	359,800	193,800
Repayment of line of credit payable	(215,200)	(206,400)
Repayment of mortgages payable	(901)	(19,376)
Repayment of notes payable - secured	(2,000)	(2,000)
Payment of debt costs	(25)	(14)
Proceeds from issuance of common stock	172,831	31,887
Redemption of 1,781,589 shares of Series A Preferred Stock	(44,540)	—
Payment of Series A Preferred Stock dividends	—	(2,004)
Payment of Series B Convertible Preferred Stock dividends	—	(419)
Payment of Series C Redeemable Preferred Stock dividends	(3,392)	—
Payment of common stock dividends	(43,753)	(36,813)
Minority interest distributions	—	(3,311)
Minority interest contributions	40	1
Stock issuance costs	(6,306)	(101)

Net cash provided by (used in) financing activities	216,554	(44,750)

Net increase (decrease) in cash and cash equivalents	841	(3,552)
Cash and cash equivalents at beginning of period	1,675	8,234

Cash and cash equivalents at end of period	$2,516	$4,682

Supplemental disclosure of non-cash investing and financing activities:
Issued 206,718 and 79,500 shares of restricted and unrestricted common stock in 2007 and 2006, respectively, pursuant to the Company’s Performance Incentive Plan	$4,214	$1,763

Converted 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	$—	$25,000

Issued 8,616 and 28,589 shares of common stock in 2007 and 2006, respectively, pursuant to the Company’s Deferred Director Fee Plan	$184	$571

Issued 3,750 and 6,566 shares of common stock in 2007 and 2006, respectively, to directors pursuant to the Company’s Performance Incentive Plan	$90	$144

Surrender of 7,800 shares of restricted common stock in 2007	$164	$—

Note receivable accepted in connection with real estate transactions	$170	$—

Disposition of real estate held for sale and transfer of related mortgage payable	$—	$95,000

Change in other comprehensive income	$1,512	$3,783

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

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

The Company’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages, notes and accrued interest receivable on the condensed consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Company acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of June 30, 2007, the Company owned 859 Investment Properties, with an aggregate gross leasable area of approximately 10,000,000 square feet, located in 43 states. In addition to the Investment Properties, as of June 30, 2007, the Company had $17,357,000 and $28,384,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are held in the TRS. The TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of June 30, 2007, the TRS held 63 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. Amounts as of December 31, 2006, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Form 10-K for the year ended December 31, 2006.

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

Other Comprehensive Income – The components for other comprehensive income for the six months ended June 30, 2007 (dollars in thousands):

Balance at beginning of period	$5,219

Amortization of interest rate swap	(180)
Unrealized gain – mortgage residual interests	1,306
Stock value adjustment	386

Balance at end of period	$6,731

The Company’s total comprehensive income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings	$48,655	$80,201	$75,359	$103,649
Other comprehensive income	1,138	187	1,512	3,783

Total comprehensive income	$49,793	$80,388	$76,871	$107,432

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted average number of common shares outstanding	66,817,765	57,546,465	63,745,843	56,627,526
Unvested restricted stock	(386,040)	(287,724)	(346,434)	(259,215)

Weighted average number of common shares outstanding used in basic earnings per share	66,431,725	57,258,741	63,399,409	56,368,311

Weighted average number of common shares outstanding used in basic earnings per share	66,431,725	57,258,741	63,399,409	56,368,311
Effect of dilutive securities:
Restricted stock	116,481	77,822	78,844	59,290
Common stock options	74,949	93,402	79,354	114,608
Directors’ deferred fee plan	40,610	27,816	38,431	26,422
Assumed conversion of Series B Convertible Preferred Stock to common stock	—	327,054	—	807,854

Weighted average number of common shares outstanding used in diluted earnings per share	66,663,765	57,784,835	63,596,038	57,376,485

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

In February 2007, FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the scope of what companies may carry at fair value. This statement also includes an amendment to SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 159 offers an irrevocable option to carry the vast majority of recognized financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement can be applied instrument by instrument but must be applied to the entire financial instrument and not portions thereof. This statement does not apply to: (a) financial assets and financial liabilities recognized under leases as defined in SFAS Statement No. 13 “Accounting for Leases” with the exception of a guarantee of a third party lease obligation or a contingent obligation arising from a cancelled lease; (b) financial instruments that are in whole or part, classified by the issuer as a component of stockholder’s equity (such as convertible debt security with a non-contingent beneficial conversion feature); (c) non-financial insurance contracts and warranties; and (d) financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument and various employers’ and plan obligations for pension benefits, post retirement benefits and other forms of deferred compensation arrangements including stock purchase plans and stock option plans. The amendment to SFAS 115 affects entities with available-for-sale and trading securities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the adoption will have on the Company’s financial position or results of operations.

In May 2007, a FASB Staff Position (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation 48,” was issued to amend Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FSP FIN 48-1 clarifies that a tax position could be effectively settled upon examination by a taxing authority. An enterprise should make the assessment on a position-by-position basis, but an enterprise could conclude that all positions in a particular tax year are effectively settled. In determining effective settlement an enterprise shall evaluate all the following conditions (a) the taxing authority has completed its examination procedures including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax position; (b) the enterprise does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (c) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. In making this assessment management shall consider the taxing authority’s policy on reopening closed examinations and the specific facts and circumstances of the tax position. Management shall presume the taxing authority has full knowledge of all relevant information in making the assessment on whether the taxing authority would reopen a previously closed examination. This FSP shall be applied upon initial adoption of FIN 48. If an enterprise did not apply FIN 48 in a manner consistent to this FSP then adoption of the provisions of FSP FIN 48-1 should be retrospectively applied to the date of the initial adoption of FIN 48. The adoption of this FSP does not have a significant impact on the Company’s financial position or results of operations.

In June 2007, FASB issued and ratified Emerging Issues Task Force No. 06-11, (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends On Share-Based Payment Award.” EITF 06-11 concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 should be applied prospectively and is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. Retroactive application to previously issued financial statements is prohibited. The Company is currently evaluating the provisions of EITF 06-11 to determine the potential impact, if any, the adoption will have on the Company’s financial position or results of operations.

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

Note 2 – Real Estate—Investment Portfolio:

Leases – The Company generally leases its Investment Properties to established tenants. As of June 30, 2007, 828 of the Investment Property leases have been classified as operating leases and 42 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 21 of the 42 leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2007 and 2027) and provide for regular monthly payments. In addition, the tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of the Company’s Investment Properties are subject to leases under which the Company retains responsibility for certain costs and expenses of the property. As of June 30, 2007, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Held for Investment – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Land and improvements	$851,035	$683,619
Buildings and improvements	1,024,404	830,450
Leasehold interests	2,532	2,532

	1,877,971	1,516,601
Less accumulated depreciation and amortization	(97,394)	(87,359)

	1,780,577	1,429,242
Work in progress	18,943	3,769

	1,799,520	1,433,011

Less impairment	(1,583)	(1,583)

	$1,797,937	$1,431,428

In connection with the development and tenant improvements of 22 Investment Properties, the Company has agreed to fund construction commitments (including land costs) of $61,614,000, of which $36,946,000 has been funded as of June 30, 2007.

Held for Investment – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases that were held for investment (dollars in thousands):

	June 30, 2007	December 31, 2006
Minimum lease payments to be received	$62,354	$80,502
Estimated unguaranteed residual values	15,124	18,613
Less unearned income	(35,516)	(45,422)

Net investment in direct financing leases	$41,962	$53,693

Impairments – The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of the Company to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, the Company makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, the Company recognized an $189,000 and $420,000 impairment loss during the six months ended June 30, 2007 and 2006, respectively, of which $95,000 and $420,000 was recognized during the quarter ended June 30, 2007 and 2006, respectively.

Note 3 – Real Estate – Inventory Portfolio:

As of June 30, 2007, the TRS owned 63 Inventory Properties: 47 completed inventory, nine under construction and seven properties pending development. As December 31, 2006, the TRS owned 97 Inventory Properties: 79 completed inventory, five under construction and 13 properties pending development. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Completed Inventory:
Land	$36,514	$62,554
Building	63,851	101,168

	100,365	163,722

Construction projects:
Land	38,060	42,303
Work in process	31,402	22,134

	69,462	64,437

	$169,827	$228,159

In connection with the development of nine Inventory Properties, the Company has agreed to fund construction commitments (including land costs) of $118,168,000, of which $54,269,000, including land costs, has been funded as of June 30, 2007.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	—	$—	1	$563	1	$332	2	$7,007
Minority interest		—		(282)		—		(3,504)

Total continuing operations		—		281		332		3,503

Discontinued operations	16	1,623	18	2,478	38	5,470	26	3,602
Intersegment eliminations		270		88		760		124
Minority interest		(179)		(505)		(179)		(505)

Total discontinued operations		1,714		2,061		6,051		3,221

	16	$1,714	19	$2,342	39	$6,383	28	$6,724

Note 4 – Mortgages, Notes and Accrued Interest Receivable:

As of June 30, 2007, the structured finance investments bear a weighted average interest rate of 12.5% per annum, of which 9.8% is payable monthly and the remaining 2.7% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from April 2008 to November 2009. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate. As of June 30, 2007 and December 31, 2006, the outstanding principal balance of the structured finance investments was $17,357,000 and $13,917,000, respectively.

During the six months ended June 30, 2007, the Company entered into structured finance investments of $6,266,000. In addition, the Company received principal payments of $2,826,000 on certain structured finance investments plus accrued interest during the six months ended June 30, 2007.

In April 2007, the Company issued a mortgage receivable with a principal balance of $8,900,000. The mortgage bears interest of 9.5% and matures in April 2009. During the quarter and six months ended June 30, 2007, the Company recorded interest income of $157,000.

Note 5 – Mortgage Residual Interests:

Orange Avenue Mortgage Investments, Inc. (“OAMI”) holds the mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon a third-party valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. As a result of the increase in prepayments of the underlying loans of the Residuals, the Company recognized an other than temporary valuation impairment of $2,662,000 for the six months ended June 30, 2006, of which $842,000 was recorded during the quarter ended June 30, 2006. The Company did not recognize an other than temporary valuation impairment during the quarter and six months ended June 30, 2007. The Company recorded $1,306,000 and $300,000 of unrealized gains as other comprehensive income for the six months ended June 30, 2007 and 2006, respectively.

Note 6 – Line of Credit Payable:

The Company has an existing loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $106,609,000 and a weighted average interest rate of 6.2% for the six months ended June 30, 2007. As of June 30, 2007 and December 31, 2006, the Credit Facility had an outstanding balance of $172,600,000 and $28,000,000, respectively.

Note 7 – Preferred Stock:

The following table outlines each issuance of the Company’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At June 30, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Six Months Ended June 30,
				2007		2006
				Total	Per Share	Total	Per Share
9% Series A (1)	—	$25.00	$2.25	$—	$—	$2,004	$1.125
6.7% Series B Convertible (2)	—	2,500.00	167.50	—	—	419	41.875
7.375% Series C Redeemable Depositary Shares (3)	3,680,000	25.00	1.84375	3,392	0.921875	—	—

(1)

Effective January 2, 2007, the Company redeemed all 1,781,589 shares of Series A Preferred Stock, at their redemption price of $25.00 per share plus all accumulated and unpaid dividends through the redemption date of $0.20625 per share.

(2)	In April 2006, the holder of the Company’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.
(3)	In October 2006, the Company issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Redeemable Preferred Stock.

Note 8 – Common Stock:

In March 2007, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 5,000,000 shares of common stock at a price of $24.70 per share and received gross proceeds of $123,500,000. Subsequently, in April 2007, the Company issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received gross proceeds of $18,525,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $6,217,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

In June 2007, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance by the Company of up to 5,900,000 shares of common stock pursuant to the Company’s 2007 Performance Incentive Plan.

During the six months ended June 30, 2007 and 2006, the Company declared and paid dividends to its common shareholders of $43,753,000 and $36,813,000, respectively, or $0.69 and $0.65 per share, respectively, of common stock.

In July 2007, the Company declared dividends to its common shareholders of $0.355 per share payable in August 2007 to shareholders on record as of July 31, 2007.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by the Company of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the six months ended June 30:

	2007	2006
Shares of common stock	1,250,923	1,396,396
Net proceeds	$29,858,000	$30,231,000

Note 9 – Income Taxes:

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The Company treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between the Company’s effective tax rates for the quarters ended June 30, 2007 and 2006, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	June 30, 2007	December 31, 2006
Temporary differences:
Built-in-gain	$(7,988)	$(9,480)
Depreciation	(739)	(600)
Other	(587)	8
Excess interest expense carryforward	3,650	2,010
Net operating loss carryforward	1,604	1,961

Net deferred income tax asset (liability)	$(4,060)	$(6,101)
Current income tax asset (payable)	481	(239)

Net income tax asset (liability)	$(3,579)	$(6,340)

In assessing the ability to realize the deferred tax asset components within the net income tax liability, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the Company’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2027. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize all of the benefits of these deductible differences that existed as of June 30, 2007.

The income tax (expense) benefit consists of the following components (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net earnings before income taxes	$47,331	$78,181	$73,540	$100,834
Provision for income taxes: benefit (expense)
Current:
Federal	361	(411)	(189)	(1,392)
State and local	68	(78)	(33)	(261)
Deferred:
Federal	678	1,966	1,557	3,470
State and local	217	543	484	998

Total provision for income taxes	1,324	2,020	1,819	2,815

Total net earnings	$48,655	$80,201	$75,359	$103,649

Note 10 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of June 30, 2007, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$1,492	$6,456	$2,450	$12,870
Earned income from direct financing leases	703	1,298	1,456	2,653
Percentage rent	—	33	—	33
Real estate expense reimbursement from tenants	13	252	90	880
Interest and other income from real estate transactions	193	155	319	265

	2,401	8,194	4,315	16,701

Operating expenses:
General and administrative	(46)	69	(46)	94
Real estate	31	876	147	2,563
Depreciation and amortization	19	179	75	1,580
Impairment – real estate	95	420	189	420

	99	1,544	365	4,657

Other expenses (revenues):
Interest expense	—	672	—	1,959

Earnings before gain on disposition of real estate	2,302	5,978	3,950	10,085

Gain on disposition of real estate	22,646	59,501	24,409	64,452
Loss on extinguishment of mortgage payable	—	(167)	—	(167)

Earnings from discontinued operations	$24,948	$65,312	$28,359	$74,370

Real Estate – Inventory Portfolio – The Company has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of June 30, 2007. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$2,206	$2,076	$5,056	$4,002
Real estate expense reimbursement from tenants	164	102	461	150
Interest and other from real estate transactions	40	—	45	—

	2,410	2,178	5,562	4,152

Disposition of real estate:
Gross proceeds	40,355	18,192	100,008	27,253
Costs	(38,462)	(15,626)	(93,778)	(23,527)

Gain	1,893	2,566	6,230	3,726

Operating expenses:
General and administrative	16	52	24	53
Real estate	368	126	796	155
Depreciation and amortization	12	—	32	—

	396	178	852	208

Other expenses (revenues):
Interest expense	594	179	1,410	315

Earnings before income tax expense and minority interest	3,313	4,387	9,530	7,355

Income tax expense	(1,097)	(1,417)	(3,398)	(2,479)
Minority interest	(423)	(655)	(578)	(824)

Earnings from discontinued operations	$1,793	$2,315	$5,554	$4,052

Note 11 – Segment Information:

The Company has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and a reconciliation to the Company’s consolidated totals for the quarters ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2007
External revenues	$49,710	$2,546	$—	$52,256
Intersegment revenues	3,976	—	(3,976)	—
Earnings from continuing operations	23,707	(2,830)	1,037	21,914
Net earnings	48,655	1,037	(1,037)	48,655
Total assets	2,210,455	180,450	(171,862)	2,219,043

2006
External revenues	$43,529	$2,405	$—	$45,934
Intersegment revenues	2,911	—	(2,911)	—
Earnings from continuing operations	14,889	(3,428)	1,113	12,574
Net earnings	80,201	1,113	(1,113)	80,201
Total assets	1,689,253	205,570	(194,301)	1,700,522

The following tables represent the segment data and a reconciliation to the Company’s consolidated totals for the six months ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2007
External revenues	$93,991	$5,746	$—	$99,737
Intersegment revenues	8,903	—	(8,903)	—
Earnings from continuing operations	47,000	(6,370)	816	41,446
Net earnings	75,359	(816)	816	75,359
Total assets	2,210,455	180,450	(171,862)	2,219,043

2006
External revenues	$86,621	$4,541	$—	$91,162
Intersegment revenues	5,220	—	(5,220)	—
Earnings from continuing operations	29,279	(4,247)	195	25,227
Net earnings	103,649	(195)	195	103,649
Total assets	1,689,253	205,570	(194,301)	1,700,522

Note 12 – Subsequent Events:

In July 2007, the Company disposed of 25 properties with an aggregate gross leasable area of 344,000 square feet, generating proceeds of approximately $78,400,000 and resulting in an estimated gain of $17,400,000.

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

As of June 30, 2007, the Company owned 859 Investment Properties, with an aggregate gross leasable area of approximately 10,000,000 square feet, located in 43 states. Approximately 98 percent of the Company’s Investment Portfolio was leased at June 30, 2007. In addition to the Investment Properties, as of June 30, 2007, the Company had $17,357,000 and $28,384,000 in structured finance investments and mortgage residual interests (“Residuals”), respectively.

The TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The TRS acquires and develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of June 30, 2007, the TRS held 63 Inventory Properties, of which 23 were Development Properties (seven completed inventory, nine under construction and seven properties pending development) and 40 were Exchange Properties.

The Company’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of the Company. The key indicators for the Company include items such as: the composition of the Company’s Investment Portfolio and structured finance investments (such as tenant, geographic and lines of trade diversification), the occupancy rate of the Company’s Investment Portfolio, certain financial performance ratios and profitability measures, industry trends and performance compared to that of the Company, and returns the Company receives on its invested capital.

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

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes the Company’s Investment Portfolio:

	June 30, 2007	December 31, 2006	June 30, 2006
Investment Properties Owned:
Number	859	710	607
Total gross leasable area (square feet)	10,000,000	9,341,000	8,872,000
Investment Properties Leased:
Number	845	697	595
Percent of total properties	98%	98%	98%
Total gross leasable area (square feet)	9,747,000	9,173,000	8,731,000
Weighted average remaining lease term (years)	13	12	12

The following table summarizes the diversification of the Company’s Investment Portfolio based on the top 10 lines of trade as of June 30, 2007 (dollars in thousands):

Lines of Trade	June 30, 2007 (1)	December 31, 2006 (1)	June 30, 2006 (1)

1. Convenience Stores	24.5%	16.3%	15.2%
2. Restaurants – Full Service	10.6%	12.1%	6.3%
3. Drug Stores	6.6%	8.3%	10.5%
4. Sporting Goods	5.8%	7.3%	7.9%
5. Books	4.8%	5.7%	6.3%
6. Consumer Electronics	4.7%	5.6%	6.0%
7. Restaurants – Limited Service	4.2%	4.7%	5.1%
8. Grocery	3.9%	5.7%	6.9%
9. Furniture	3.4%	4.2%	5.0%
10. Travel Plazas	3.3%	3.7%	3.8%
Other	28.2%	26.4%	27.0%

	100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Acquisitions:
Number of Investment Properties	138	46	163	86
Gross leasable area (square feet)	933,000	176,000	1,047,000	285,000

Total dollars invested (1)	$337,763	$99,841	$404,381	$136,133

(1)	Includes dollars invested on projects currently under construction.

Property Dispositions. The following table summarizes the Investment Properties sold by the Company (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Number of properties	9	3	14	6
Gross leasable area (square feet)	328,000	555,000	388,000	639,000
Net sales proceeds	$53,521	$227,876	$61,022	$244,740
Net gain	$22,646	$59,501	$24,409	$64,452

The Company typically uses the proceeds from property sales either to pay down the outstanding indebtedness of the Company’s credit facility or reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The following summarizes the number of properties held for sale in the Company’s Inventory Portfolio:

	June 30, 2007	December 31, 2006	June 30, 2006
Development Properties:
Completed inventory	7	11	2
Under construction	9	5	10
Pending development	7	13	12

	23	29	24

Exchange Portfolio:
Inventory Properties	40	68	67

Total Inventory Properties	63	97	91

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Development Portfolio:
Number of properties acquired	—	—	2	10
Dollars invested (1)	$11,986	$19,968	$24,792	$46,259
Exchange Portfolio:
Number of properties acquired	2	25	3	45
Dollars invested	$3,541	$41,631	$6,649	$54,313

Total dollars invested in real estate held for sale	$15,527	$61,599	$31,441	$100,572

(1)	Includes dollars invested in projects currently under construction.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development	3	$748	2	$1,573	8	$2,054	4	$8,334
Exchange	13	875	17	1,468	31	3,748	24	2,275
Intercompany eliminations	—	270	—	88	—	760	—	124
Minority interest, Development	—	(179)	—	(787)	—	(179)	—	(4,009)

	16	$1,714	19	$2,342	39	$6,383	28	$6,724

Revenue from Continuing Operations Analysis

General. During the six months ended June 30, 2007, the Company’s revenue increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). The Company anticipates any significant increase in rental income will continue to come primarily from additional Investment Property acquisitions.

The following summarizes the Company’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Percent Increase (Decrease)	Six Months Ended June 30,				Percent Increase (Decrease)
	2007	2006	2007	2006		2007	2006	2007	2006
			Percent of Total					Percent of Total
Rental income(1)	$42,842	$30,082	92.3%	87.1%	42.4%	$80,240	$59,444	91.7%	86.8%	35.0%
Real estate expense reimbursement from tenants	1,478	892	3.2%	2.6%	65.7%	2,747	1,739	3.1%	2.5%	58.0%
Interest and other income from real estate transactions	957	1,626	2.1%	4.7%	(41.1)%	2,157	3,051	2.5%	4.5%	(29.3)%
Interest income on mortgage residual interests	1,144	1,947	2.4%	5.6%	(41.2)%	2,388	4,244	2.7%	6.2%	(43.7)%

Total revenues from continuing operations	$46,421	$34,547	100.0%	100.0%	34.4%	$87,532	$68,478	100.0%	100.0%	27.8%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income. The Company has identified two primary business segments, and thus, sources of revenue: (i) earnings from the Company’s Investment Assets and (ii) earnings from the Company’s Inventory Assets. The Company’s revenues from continuing operations come primarily from its Investment Assets. The revenues generated from the Company’s Inventory Assets are typically classified as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). For each of the quarters and six months ended June 30, 2007 and 2006, approximately 99 percent of the revenues from continuing operations came from the Investment Assets.

Rental Income. Rental Income increased during the quarter and six months ended June 30, 2007 largely due to the acquisition of Investment Properties. During the quarter ended June 30, 2007, the Company acquired 138 Investment Properties with an aggregate gross leasable area of 933,000 square feet compared to 46 Investment Properties with an aggregate gross leasable area of 176,000 square feet acquired during the quarter ended June 30, 2006. For the six months ended June 30, 2007, the Company acquired 163 Investment Properties with an aggregate gross leasable area of 1,047,000 square feet as compared to 86 Investment Properties with an aggregate gross leasable area of 285,000 square feet acquired during the same periods in 2006. In addition, the increase in Rental Income is also attributable to the acquisition of 127 Investment Properties with an aggregate gross leasable area of 845,000 square feet acquired during the six months ended December 2006.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants remain relatively constant as a percentage of revenues from continuing operations. The increase in real estate reimbursement from tenants for both the quarter and six months ended June 30, 2007 as compared to the same periods in 2006 is a result of the Investment Properties acquired in the quarter and six months ended June 30, 2007.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and six months ended June 30, 2007 as compared to the same periods in 2006 largely due to a decrease in interest earned on structured finance investments. The weighted average outstanding principal balance on structured finance was $17,947,000 and $23,453,000 for the six months ended June 30, 2007 and 2006, respectively. Additionally, the weighted average interest rate on the structured finance investments were 12.5% and 15.4% for the six months ended June 30, 2007 and 2006, respectively.

Interest Income on Mortgage Residual Interests. The decrease in interest income on mortgage residual interests for the quarter and six months ended June 30, 2007 is a result of the amortization and prepayments of the underlying loans.

Gain from Disposition of Real Estate, Inventory Portfolio. Inventory Properties are typically revenue-generating properties and therefore, are classified as discontinued operations. However, the gains on the sale of Inventory Properties that are sold prior to rent commencement are reported in continuing operations. The following table summarizes the Inventory Property dispositions included in continuing operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Gain	—	$—	1	$563	1	$332	2	$7,007
Minority interest	—	—	—	(282)	—	—	—	(3,504)

Gain, net of minority interest	—	$—	1	$281	1	$332	2	$3,503

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations decreased slightly for the quarter and six months ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006. The following summarizes the Company’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

	2007	2006	Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
				2007	2006	2007	2006

General and administrative	$5,946	$6,777	(12.3)%	38.0%	42.8%	12.8%	19.6%
Real estate	1,982	1,429	38.7%	12.7%	9.0%	4.3%	4.1%
Depreciation and amortization	7,729	5,210	48.3%	49.3%	32.9%	16.6%	15.1%
Impairment - mortgage residual interests valuation adjustment	—	842	(100.0)%	—	5.3%	—	2.4%
Restructuring costs	—	1,580	(100.0)%	—	10.0%	—	4.6%

Total operating expenses	$15,657	$15,838	(1.1)%	100.0%	100.0%	33.7%	45.8%

Interest and other income	$(1,024)	$(1,015)	0.9%	(9.0)%	(10.0)%	(2.2)%	(2.9)%
Interest expense	12,443	11,192	11.2%	109.0%	110.0%	26.8%	32.4%

Total other expenses (revenues)	$11,419	$10,177	12.2%	100.0%	100.0%	24.6%	29.5%

The following summarizes the Company’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

	2007	2006	Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
				2007	2006	2007	2006

General and administrative	$12,267	$13,618	(9.9)%	39.9%	43.9%	14.0%	19.9%
Real estate	3,862	2,740	40.9%	12.6%	8.8%	4.4%	4.0%
Depreciation and amortization	14,622	10,413	40.4%	47.5%	33.6%	16.7%	15.2%
Impairment - mortgage residual interests valuation adjustment	—	2,662	(100.0)%	—	8.6%	—	3.9%
Restructuring costs	—	1,580	(100.0)%	—	5.1%	—	2.3%

Total operating expenses	$30,751	$31,013	(0.8)%	100.0%	100.0%	35.1%	45.3%

Interest and other income	$(2,327)	$(1,831)	27.1%	(11.0)%	(8.5)%	(2.7)%	(2.7)%
Interest expense	23,545	23,273	1.2%	111.0%	108.5%	26.9%	34.0%

Total other expenses (revenues)	$21,218	$21,442	(1.0)%	100.0%	100.0%	24.2%	31.3%

Depreciation and Amortization. Depreciation and amortization expenses remained fairly consistent as a percentage of revenues from continuing operations. However, the increase in depreciation and amortization expense as a percentage of total operating expense for the quarter and six months ended June 30, 2007 is primarily attributed to the 163 Investment Properties with aggregate gross leasable area of 1,047,000 square feet acquired in the six months ended June 30, 2007, of which 138 properties with an aggregate gross leasable area of 933,000 square feet were acquired in the quarter ended June 30, 2007.

Impairment – Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value, during the six months ended June 30, 2006, the Company recorded an other than temporary valuation impairment to reflect such fair value at June 30, 2006. During the quarter and six months ended June 30, 2007, the valuation impairment was classified as temporary, and in addition to the unrealized gain, was recorded as other comprehensive income.

Restructuring Costs. During the quarter and six months ended June 30, 2006, the Company recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Interest Expense. Interest expense increased slightly for the quarter and six months ended June 30, 2007 as compared to the quarter and six months ended June 30, 2006. However, interest expense as a percentage of revenues from continuing operations declined for the quarter and six months ended June 30, 2007 as compared to the same period in 2006 primarily due to lower cost of debt and lower debt leverage in 2007 as compared to 2006. The following represents the primary changes in debt that have impacted interest expense:

(i)	the decrease in the weighted average debt outstanding on the revolving credit facility (decreased by $57,336,000),

(ii)	issuance of $172,500,000 of notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026, and

(iii)	repayment of a mortgage in February 2006 with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.435%.

Earnings from Discontinued Operations

In accordance with SFAS 144, the Company classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired as well as the revenues and expenses related to any Investment Property that was held for sale at June 30, 2007. The Company also classified as discontinued operations the revenues and expenses of its revenue-generating Inventory Properties that were sold as well as the revenues and expenses related to its revenue-generating Inventory Properties held for sale as of June 30, 2007. The Company records discontinued operations by the Company’s identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the quarters ended June 30 (dollars in thousands):

	2007			2006
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	9	$22,646	$24,948	3	$59,501	$65,312
Inventory Assets, net of minority interest	16	1,714	1,793	18	2,061	2,315

	25	$24,360	$26,741	21	$61,562	$67,627

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2007			2006
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	14	$24,409	$28,359	6	$64,452	$74,370
Inventory Assets, net of minority interest	38	6,051	5,554	26	3,221	4,052

	52	$30,460	$33,913	32	$67,673	$78,422

The Company periodically sells Investment Properties and may reinvest the sale proceeds to purchase additional properties. The Company evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Liquidity

General. The Company’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and dividends; (ii) property acquisitions and development, structured finance investments and capital expenditures; (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

Cash and Cash Equivalents. Below is a summary of the Company’s cash flows for the six months ended June 30 (dollars in thousands):

	2007	2006
Cash and cash equivalents:
Provided by (used in) operating activities	$124,080	$(10,160)
Provided by (used in) investing activities	(339,793)	51,358
Provided by (used in) financing activities	216,554	(44,750)

Increase (decrease)	841	(3,552)
Net cash at beginning of period	1,675	8,234

Net cash at end of period	$2,516	$4,682

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. The change in cash provided by operations for the six months ended June 30, 2007 and 2006 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

The Company’s financing activities for the six months ended June 30, 2007 include the following significant transactions:

•	$142,025,000 in gross proceeds from the issuance of 5,750,000 shares of common stock

•	$43,753,000 in dividends paid to common stockholders

•	$3,392,000 in dividends paid to holders of the depositary shares of the Company’s Series C Redeemable Preferred Stock

•	$44,540,000 paid to redeem all 1,781,589 shares of Series A Preferred Stock

•	$144,600,000 in net borrowings on the Company’s credit facility

•	$29,858,000 in net proceeds from the issuance of 1,250,923 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”)

Contractual Obligations and Commercial Commitments. The information in the following table summarizes the Company’s contractual obligations and commercial commitments outstanding as of June 30, 2007. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2007. As the table incorporates only those exposures that exist as of June 30, 2007, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt (1)	$746,831	$18,011	$113,190	$21,800	$21,022	$173,598	$399,210
Revolving credit facility	172,600	—	—	172,600	—	—	—
Operating lease	6,738	477	839	865	891	917	2,749

Total contractual cash obligations(2)	$926,169	$18,488	$114,029	$195,265	$21,913	$174,515	$401,959

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, convertible notes payable, notes payable and financing lease obligation and excludes unamortized note discounts.
(2)	Excludes $6,032 of accrued interest payable.

In addition to the contractual obligations outlined above, the Company has agreed to fund construction commitments in connection with the development and tenant improvements of additional properties as outlined below at June 30, 2007 (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded

Investment Portfolio	22	$61,614	$36,946

Inventory Portfolio	9	118,168	54,269

	31	$179,782	$91,215

(1)	Including land costs.

As of June 30, 2007, the Company had outstanding letters of credit totaling $4,621,000 under its revolving credit facility.

As of June 30, 2007, the Company does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, the Company has preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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

One of the Company’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the six months ended June 30, 2007 and 2006, the Company declared and paid dividends to its common stockholders of $43,753,000 and $36,813,000, respectively, or $0.69 and $0.65 per share, respectively, of common stock.

Holders of each of the Company’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of the Company’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At June 30, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Six Months Ended June 30,
				2007		2006
				Total	(per share)	Total	(per share)
9% Series A (1)	—	$25.00	$2.25	$—	$—	$2,004	$1.125

6.7% Series B Convertible (2)	—	2,500.00	167.50	—	—	419	41.875

7.375% Series C Redeemable Depositary Shares (3)	3,680,000	25.00	1.84375	3,392	0.921875	—	—

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

Debt

The following is a summary of the Company’s total outstanding debt (dollars in thousands):

	June 30, 2007	Percentage of Total	December 31, 2006	Percentage of Total

Line of credit payable	$172,600	18.8%	$28,000	3.6%
Mortgages payable	34,991	3.8%	35,892	4.6%
Notes payable - secured	22,500	2.5%	24,500	3.2%
Notes payable - convertible	172,500	18.8%	172,500	22.2%
Notes payable	489,876	53.3%	489,804	63.1%
Financing lease obligation	26,041	2.8%	26,041	3.3%

Total outstanding debt	$918,508	100.0%	$776,737	100.0%

Indebtedness. The Company expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and structured finance investments. As of June 30, 2007, there were no material changes in the Company’s indebtedness except in its line of credit payable.

The Company has an existing loan agreement for a $300,000,000 revolving credit facility (the “Credit Facility”). As of June 30, 2007 and December 31, 2006, the Credit Facility had a year to date weighted average outstanding balance of $106,609,000 and $123,593,000, respectively, and a year to date weighted average interest rate of 6.2% and 5.9%, respectively. As of June 30, 2007 and December 31, 2006, the Credit Facility had an outstanding balance of $172,600,000 and $28,000,000, respectively.

Equity

Common Stock Issuance. In March 2007, the Company filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 5,000,000 shares of common stock at a price of $24.70 per share and received gross proceeds of $123,500,000. Subsequently, in April 2007, the Company issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received gross proceeds of $18,525,000. In connection with this offering, the Company incurred stock issuance costs totaling approximately $6,217,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

In June 2007, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance of up to 5,900,000 shares of common stock pursuant to the Company’s 2007 Performance Incentive Plan.

In July 2007, the Company declared dividends to its common shareholders of $0.355 per share payable in August 2007 to shareholders on record as of July 31, 2007.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, the Company filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by the Company of 12,191,394 shares of common stock. The Company’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in the Company’s common stock. The following outlines the common stock issuances pursuant to the DRIP for the six months ended June 30:

	2007	2006
Shares of common stock	1,250,923	1,396,396
Net proceeds	$29,858,000	$30,231,000

Structured Finance Investments and Mortgage Receivable

Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of June 30, 2007, the structured finance investments bear a weighted average interest rate of 12.5% per annum, of which 9.8% is payable monthly and the remaining 2.7% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from April 2008 to November 2009. As of June 30, 2007 and December 31, 2006, the outstanding principal balance of the structured finance investments was $17,357,000 and $13,917,000, respectively.

During the six months ended June 30, 2007, the Company entered into structured finance investments of $6,266,000. In addition, the Company received principal payments of $2,826,000 on certain structured finance investments plus accrued interest during the six months ended June 30, 2007.

In April 2007, the Company issued a mortgage receivable with a principal balance of $8,900,000. The mortgage bears interest of 9.5% and matures in April 2009. During the quarter and six months ended June 30, 2007, the Company recorded interest income of $157,000.

Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”) holds the mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon a third-party valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. As a result of the increase in prepayments of the underlying loans of the Residuals, the Company recognized an other than temporary valuation impairment of $2,662,000 for the six months ended June 30, 2006, of which $842,000 was recorded during the quarter ended June 30, 2006. The Company did not recognize an other than temporary valuation impairment during the quarter and six months ended June 30, 2007. The Company recorded $1,306,000 and $300,000 of unrealized gains as other comprehensive income for the six months ended June 30, 2007 and 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt used to finance the Company’s development and acquisition activities, and for general corporate purposes. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company borrows at both fixed and variable rates on its long-term debt. The Company had no outstanding derivatives as of June 30, 2007 and December 31, 2006.

The information in the table below summarizes the Company’s market risks associated with its debt obligations outstanding as of June 30, 2007 and 2006. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of June 30, 2007. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of June 30, 2007, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, the Company’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company’s hedging strategies at that time and interest rates. If interest rates on the Company’s variable rate debt increased by 1%, the Company’s interest expense would have increased by less than three percent for the six months ended June 30, 2007.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt(2)(3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2007	—	—	7,511	7.11%	—	—	10,500	10.00%
2008	—	—	1,190	7.04%	99,974	7.16%	12,000	10.00%
2009	193,400	6.28%	1,000	7.02%	—	—	—	—
2010	—	—	1,022	7.01%	19,948	8.60%	—	—
2011	—	—	1,098	7.00%	172,500	3.95%	—	—
Thereafter	—	—	23,170	6.99%	375,195	6.21%	—	—

Total	$193,400	6.28%	$34,991	7.11%	$667,617	5.84%	$22,500	10.00%

Fair Value:
June 30, 2007	$193,400	6.28%	$34,991	7.11%	$678,620	5.84%	$22,500	10.00%

December 31, 2006	$48,800	5.98%	$35,892	7.12%	$690,198	5.84%	$24,500	10.00%

(1)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of the Company. The Term Note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of the Company.
(2)	Includes Company’s notes payable, net of unamortized note discounts and convertible notes payable.
(3)	In July 2004, the Company sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. The Company may repurchase one or more of the properties subject to put and call options included in the financing lease.

The Company is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $28,384,000 and $31,512,000 as of June 30, 2007 and December 31, 2006, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2007 of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On May 16, 2007, the Company held its Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting the following proposals were considered and voted on by stockholders:

Proposal I – Election of Directors. The following nominees were elected to the Board of Directors:

Nominees	Votes	For	Withheld
Clifford R. Hinkle	56,596,488	55,823,308	773,180
Richard B. Jennings	56,596,487	56,153,608	442,879
Ted B. Lanier	56,596,488	55,845,075	751,413
Robert C. Legler	56,596,488	55,808,846	787,642
Robert Martinez	56,596,487	55,766,471	830,016
Kevin B. Habicht	56,596,488	55,358,454	1,238,034
Craig Macnab	56,596,488	55,630,237	966,251

Proposal II – To ratify the selection of the independent registered public accounting firm for 2007. The ratification of Ernst & Young LLP as the Company’s independent registered accounting firm was approved.

Votes	For	Against	Withheld
56,596,485	56,349,449	117,320	129,716

Proposal III – To approve the Company’s 2007 Performance Incentive Plan. The 2007 Performance Incentive Plan as approved with the following votes.

Votes	For	Against	Withheld
42,657,235	25,021,977	16,639,058	996,200

Proposal IV – To transact business that may properly come before the meeting.

Votes	For	Against	Withheld
56,596,486	31,419,866	24,283,325	893,295

Item 5.	Other Information. Not applicable.

Item 6	Exhibits

The following exhibits are filed as a part of this report.

3. Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4. Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 5,000,000 shares of Common Stock, par value $0.01 per share (filed as exhibit 4.17 of the Registrants’ Current Report on Form 8-K, dated March 22, 2007, and incorporated herein by reference).

10. Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement No. 333-144100 on Form S-8, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31. Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32. Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 2nd day of August 2007.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 5,000,000 shares of Common Stock, par value $0.01 per share (filed as exhibit 4.17 of the Registrants’ Current Report on Form 8-K, dated March 22, 2007, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement No. 333-144100 on Form S-8, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between the Company and the Participant of the Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).