Form 10-Q
period 2007-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2007-11-06
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

71,890,990 shares of Common Stock, $0.01 par value, outstanding as of October 30, 2007.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	September 30, 2007	December 31, 2006
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization:
Held for investment	$1,915,472	$1,432,457
Held for sale	8,422	8,539
Accounted for using the direct financing method:
Held for investment	37,816	62,432
Held for sale	8,562	8,902
Real estate, Inventory Portfolio, held for sale	136,874	228,159
Investment in and note receivable from unconsolidated affiliates	4,568	-
Mortgages, notes and accrued interest receivable, net of allowance of $403 and $634, respectively	67,650	30,945
Mortgage residual interests	25,147	31,512
Cash and cash equivalents	26,443	1,675
Restricted cash	39,158	36,587
Receivables, net of allowance of $1,381 and $722, respectively	6,162	7,915
Accrued rental income, net of allowance	23,439	26,413
Debt costs, net of accumulated amortization of $12,806 and $11,339, respectively	8,863	8,180
Other assets	32,114	33,069

Total assets	$2,340,690	$1,916,785

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$19,400	$28,000
Mortgages payable	27,766	35,892
Notes payable – secured	22,500	24,500
Notes payable – convertible	172,500	172,500
Notes payable, net of unamortized discount of $1,762 and $996, respectively	739,038	489,804
Financing lease obligation	26,041	26,041
Accrued interest payable	8,642	5,989
Other liabilities	41,786	30,116
Income tax liability	3,123	6,340

Total liabilities	1,060,796	819,182

Minority interest	2,154	1,098

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding at December 31, 2006, stated liquidation value of $25 per share	-	44,540
Series C Redeemable, 3,680,000 depositary shares issued and outstanding, stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 67,572,407 and 59,823,031 shares issued and outstanding at September 30 and December 31, respectively	676	598
Capital in excess of par value	1,053,034	873,885
Retained earnings	130,400	80,263
Accumulated other comprehensive income	1,630	5,219

Total stockholders’ equity	1,277,740	1,096,505

	$2,340,690	$1,916,785

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues:
Rental income from operating leases	$42,831	$30,673	$119,498	$86,676
Earned income from direct financing leases	944	940	2,855	2,821
Percentage rent	181	59	779	536
Real estate expense reimbursement from tenants	1,348	1,088	4,062	2,794
Interest and other income from real estate transactions	1,344	631	3,501	3,682
Interest income on mortgage residual interests	1,135	1,693	3,523	5,937

	47,783	35,084	134,218	102,446

Disposition of real estate, Inventory Portfolio:
Gross proceeds	-	463	825	21,915
Costs	-	(355)	(493)	(14,799)

Gain	-	108	332	7,116

Operating expenses:
General and administrative	5,230	4,356	17,497	17,974
Real estate	1,862	1,552	5,666	4,246
Depreciation and amortization	8,216	5,653	22,691	15,929
Impairment – real estate, Inventory Portfolio	128	-	128	-
Impairment – mortgage residual interests valuation adjustment	638	6,116	638	8,779
Restructuring costs	-	-	-	1,580

	16,074	17,677	46,620	48,508

Earnings from operations	31,709	17,515	87,930	61,054

Other expenses (revenues):
Interest and other income	(793)	(836)	(3,120)	(2,667)
Interest expense	11,882	11,781	35,426	35,054

	11,089	10,945	32,306	32,387

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings (loss) of unconsolidated affiliate	20,620	6,570	55,624	28,667
Income tax benefit	1,509	3,195	6,724	8,489
Minority interest	(92)	1,546	243	(1,745)
Equity in earnings (loss) of unconsolidated affiliate	-	(76)	-	119

Earnings from continuing operations	22,037	11,235	62,591	35,530
Earnings from discontinued operations:
Real estate, Investment Portfolio	23,404	8,500	52,656	83,802
Real estate, Inventory Portfolio, net of income tax expense and minority interest	1,945	1,720	7,498	5,772

	25,349	10,220	60,154	89,574

Net earnings	$47,386	$21,455	122,745	$125,104

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings	$47,386	$21,455	$122,745	$125,104
Series A preferred stock dividends	-	(1,002)	-	(3,006)
Series B Convertible preferred stock dividends	-	-	-	(419)
Series C Redeemable preferred stock dividends	(1,696)	-	(5,089)	-

Net earnings available to common shareholders – basic	45,690	20,453	117,656	121,679
Series B Convertible preferred stock dividends, if dilutive	-	-	-	419

Net earnings available to common shareholders – diluted	$45,690	$20,453	$117,656	$122,098

Net earnings per share of common stock:
Basic:
Continuing operations	$0.30	$0.18	$0.89	$0.57
Discontinued operations	0.38	0.17	0.93	1.57

Net earnings	$0.68	$0.35	$1.82	$2.14

Diluted:
Continuing operations	$0.30	$0.18	$0.89	$0.57
Discontinued operations	0.38	0.17	0.93	1.55

Net earnings	$0.68	$0.35	$1.82	$2.12

Weighted average number of common shares outstanding:
Basic	66,795,783	57,998,523	64,544,830	56,919,808

Diluted	67,029,148	58,225,055	64,768,194	57,675,831

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$122,745	$125,104
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,560	2,734
Depreciation and amortization	23,026	17,854
Accretion income on mortgage residual interests	(3,514)	(5,937)
Impairment – real estate	463	693
Impairment – mortgage residual interests valuation adjustment	638	8,779
Amortization of notes payable discount	112	101
Amortization of deferred interest rate hedges	(265)	(258)
Equity in earnings of unconsolidated affiliates	-	(119)
Distributions received from unconsolidated affiliates	-	877
Minority interests	978	2,546
Gain on disposition of real estate, Investment Portfolio	(46,873)	(68,401)
Gain on disposition of real estate, Inventory Portfolio	(10,209)	(11,241)
Deferred income taxes	(2,680)	(6,776)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(43,528)	(127,784)
Proceeds from disposition of real estate, Inventory Portfolio	148,108	58,942
Decrease in real estate leased to others using the direct financing method	1,753	2,280
Increase in work in process	(2,898)	(2,346)
Decrease (increase) in mortgages, notes and accrued interest receivable	(649)	1,040
Decrease (increase) in receivables	1,577	(433)
Increase in accrued rental income	(993)	(4,948)
Decrease in other assets	1,865	1,544
Decrease in accrued interest payable	2,653	2,262
Decrease in other liabilities	270	2,568
Decrease (increase) in current tax liability	(537)	1,001

Net cash provided by operating activities	193,602	82

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	111,410	170,059
Additions to real estate, Investment Portfolio, accounted for using the operating method	(533,705)	(251,386)
Investment in direct financing leases	-	(1,449)
Investment in unconsolidated affiliates	(4,565)	-
Increase in mortgages and notes receivable	(42,706)	(11,011)
Mortgage and note payments received	9,806	37,599
Cash received from mortgage residual interests	8,975	20,447
Restricted cash	(2,572)	(6,789)
Payment of lease costs	(1,373)	(1,645)
Other	265	520

Net cash used in investing activities	(454,465)	(43,655)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from financing activities:
Proceeds from line of credit payable	$487,800	$324,700
Repayment of line of credit payable	(496,400)	(408,200)
Repayment of mortgages payable	(8,126)	(19,802)
Proceeds from notes payable	249,122	-
Proceeds from notes payable - convertible	-	172,500
Repayment of notes payable - secured	(2,000)	(2,000)
Payment of interest rate hedge	(3,228)	-
Payment of debt costs	(2,150)	(3,864)
Proceeds from issuance of common stock	183,990	44,607
Redemption of 1,781,589 shares of Series A Preferred Stock	(44,540)	-
Payment of Series A Preferred Stock dividends	-	(3,006)
Payment of Series B Convertible Preferred Stock dividends	-	(419)
Payment of Series C Redeemable Preferred Stock dividends	(5,089)	-
Payment of common stock dividends	(67,520)	(56,273)
Minority interest distributions	(52)	(3,592)
Minority interest contributions	130	2
Stock issuance costs	(6,306)	(103)

Net cash provided by financing activities	285,631	44,550

Net increase in cash and cash equivalents	24,768	977
Cash and cash equivalents at beginning of period	1,675	8,234

Cash and cash equivalents at end of period	$26,443	$9,211

Supplemental disclosure of non-cash investing and financing activities:
Issued 206,718 and 79,500 shares of restricted and unrestricted common stock in 2007 and 2006, respectively, pursuant to NNN’s Performance Incentive Plan	$4,214	$1,763

Converted 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	$-	$25,000

Issued 12,438 and 30,979 shares of common stock in 2007 and 2006, respectively, pursuant to NNN’s Deferred Director Fee Plan	$250	$621

Issued 5,750 and 10,318 shares of common stock in 2007 and 2006, respectively, to directors pursuant to NNN’s Performance Incentive Plan	$133	$223

Surrender of 8,600 shares of restricted common stock in 2007	$182	$-

Note and mortgages receivable accepted in connection with real estate transactions	$3,246	$-

Disposition of real estate held for sale and transfer of related mortgage payable	$-	$95,000

Transfer of six real estate properties from Inventory Portfolio to Investment Portfolio	$-	$12,933

Change in other comprehensive income	$(3,589)	$3,631

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “TRS”).

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages, notes and accrued interest receivable on the condensed consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of September 30, 2007, NNN owned 876 Investment Properties, with an aggregate gross leasable area of approximately 10,386,000 square feet, located in 43 states. In addition to the Investment Properties, as of September 30, 2007, NNN had $21,400,000 and $25,147,000 in structured finance investments and mortgage residual interests, respectively. The Inventory Assets are held in the TRS. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). As of September 30, 2007, the TRS held 36 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007. Amounts as of December 31, 2006, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2006.

Principles of Consolidation – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.

NNN’s condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated.

Investment in Unconsolidated Affiliates – NNN accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 5). NNN exercises influence over the unconsolidated affiliates, but do not control them.

Other Comprehensive Income – The components for the change in other comprehensive income during the nine months ended September 30, 2007 (dollars in thousands):

Balance at beginning of period	$5,219
Interest rate hedge termination	(3,228)
Amortization of interest rate hedges	(265)
Unrealized loss – mortgage residual interests	(266)
Stock value adjustment	170

Balance at end of period	$1,630

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings	$47,386	$21,455	$122,745	$125,104
Other comprehensive income	(5,101)	(152)	(3,589)	3,631

Total comprehensive income	$42,285	$21,303	$119,156	$128,735

Earnings Per Share – Basic net earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted net earnings per common share is computed by dividing net earnings available to common stockholders for the period by the number of common shares that would have been outstanding assuming the issuance of common shares for all potentially dilutive common shares outstanding during each period.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average number of common shares outstanding	67,180,543	58,283,212	64,903,324	57,185,486
Unvested restricted stock	(384,760)	(284,689)	(358,494)	(265,678)

Weighted average number of common shares outstanding used in basic earnings per share	66,795,783	57,998,523	64,544,830	56,919,808

Weighted average number of common shares outstanding used in basic earnings per share	66,795,783	57,998,523	64,544,830	56,919,808
Effect of dilutive securities:
Restricted stock	130,075	102,629	110,739	85,290
Common stock options	58,723	93,707	72,126	107,428
Directors’ deferred fee plan	44,567	30,196	40,499	27,695
Assumed conversion of Series B Convertible Preferred Stock to common stock	-	-	-	535,610

Weighted average number of common shares outstanding used in diluted earnings per share	67,029,148	58,225,055	64,768,194	57,675,831

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

New Accounting Standards – In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of the SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS 157 is allowed for certain financial instruments. NNN is currently evaluating the provisions of SFAS 157 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In February 2007, FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the scope of what companies may carry at fair value. This statement also includes an amendment to SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 159 offers an irrevocable option to carry the vast majority of recognized financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement can be applied instrument by instrument but must be applied to the entire financial instrument and not portions thereof. This statement does not apply to: (a) financial assets and financial liabilities recognized under leases as defined in SFAS Statement No. 13 “Accounting for Leases” with the exception of a guarantee of a third party lease obligation or a contingent obligation arising from a cancelled lease; (b) financial instruments that are in whole or part, classified by the issuer as a component of stockholder’s equity (such as convertible debt security with a non-contingent beneficial conversion feature); (c) non-financial insurance contracts and warranties; and (d) financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument and various employers’ and plan obligations for pension benefits, post retirement benefits and other forms of deferred compensation arrangements including stock purchase plans and stock option plans. The amendment to SFAS 115 affects entities with available-for-sale and trading securities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. NNN is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In May 2007, a FASB Staff Position (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation 48,” was issued to amend Financial Interpretation No. 48, “Accounting for

Uncertainty in Income Taxes,” (“FIN 48”). FSP FIN 48-1 clarifies that a tax position could be effectively settled upon examination by a taxing authority. An enterprise should make the assessment on a position-by-position basis, but an enterprise could conclude that all positions in a particular tax year are effectively settled. In determining effective settlement an enterprise shall evaluate all the following conditions (a) the taxing authority has completed its examination procedures including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax position; (b) the enterprise does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (c) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. In making this assessment management shall consider the taxing authority’s policy on reopening closed examinations and the specific facts and circumstances of the tax position. Management shall presume the taxing authority has full knowledge of all relevant information in making the assessment on whether the taxing authority would reopen a previously closed examination. This FSP shall be applied upon initial adoption of FIN 48. If an enterprise did not apply FIN 48 in a manner consistent to this FSP then adoption of the provisions of FSP FIN 48-1 should be retrospectively applied to the date of the initial adoption of FIN 48. The adoption of this FSP does not have a significant impact on NNN’s financial position or results of operations.

In June 2007, FASB issued and ratified Emerging Issues Task Force No. 06-11, (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends On Share-Based Payment Award.” EITF 06-11 concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 should be applied prospectively and is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. Retroactive application to previously issued financial statements is prohibited. NNN is currently evaluating the provisions of EITF 06-11 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

The FASB is currently reviewing comments on a proposed FASB Staff Position (the “proposed FSP”) which, if issued, would require separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require the value assigned to the debt component to be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt discount would be amortized over the expected life of the debt as additional interest expense. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP would be applied retrospectively to all periods presented and could result in additional annual interest expense recognized by NNN if adopted, as proposed.

Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Note 2 – Real Estate - Investment Portfolio:

Leases – NNN generally leases its Investment Properties to established retailers. As of September 30, 2007, there were 854 of the Investment Property leases classified as operating leases and 32 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 11 of the 32 leases are accounted for as operating leases.

Substantially all leases have initial terms of 10 to 20 years (expiring between 2007 and 2027) and provide for regular monthly payments. In addition, the tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of September 30, 2007, the weighted average remaining lease term was approximately 14 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Held for Investment – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006
Land and improvements	$888,695	$689,662
Buildings and improvements	1,108,735	824,381
Leasehold interests	2,532	2,532

	1,999,962	1,516,575
Less accumulated depreciation and amortization	(102,772)	(86,304)

	1,897,190	1,430,271
Work in progress	19,865	3,769

	1,917,055	1,434,040
Less impairment	(1,583)	(1,583)

	$1,915,472	$1,432,457

In connection with the development and tenant improvements of 26 Investment Properties, NNN has agreed to fund construction commitments (including land costs) of $75,215,000, of which $41,752,000 has been funded as of September 30, 2007.

Held for Investment – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases that were held for investment (dollars in thousands):

	September 30, 2007	December 31, 2006

Minimum lease payments to be received	$56,222	$94,528
Estimated unguaranteed residual values	13,622	21,032
Less unearned income	(32,028)	(53,128)

Net investment in direct financing leases	$37,816	$62,432

Note 3 – Real Estate – Inventory Portfolio:

As of September 30, 2007, the TRS owned 36 Inventory Properties: 24 completed inventory, six under construction and six properties pending development. As December 31, 2006, the TRS owned 97 Inventory Properties: 79 completed inventory, five under construction and 13 properties pending development. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	September 30, 2007	December 31, 2006

Completed Inventory:
Land	$20,385	$62,554
Building	48,071	101,168

	68,456	163,722

Construction projects:
Land	36,080	42,303
Work in process	32,338	22,134

	68,418	64,437

	$136,874	$228,159

In connection with the development of six Inventory Properties, NNN has agreed to fund construction commitments (including land costs) of $96,063,000, of which $52,745,000 has been funded as of September 30, 2007.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Continuing operations	1	$-	1	$108	2	$332	3	$7,116
Minority interest		-		-		-		(3,504)

Total continuing operations		-		108		332		3,612

Discontinued operations	26	3,647	17	399	64	9,116	43	4,001
Intersegment eliminations		-		-		761		124
Minority interest		(825)		-		(1,003)		(505)

Total discontinued operations		2,822		399		8,874		3,620

	27	$2,822	18	$507	66	$9,206	46	$7,232

Impairments – NNN records its held for sale assets at lower of cost or market. NNN reviews its Inventory Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, NNN recognized a $128,000 impairment loss during the quarter and nine months ended September 30, 2007.

Note 4 – Mortgages, Notes and Accrued Interest Receivable:

As of September 30, 2007, the structured finance investments bear a weighted average interest rate of 12.10% per annum, of which 10.02% is payable monthly and the remaining 2.08% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from April 2008 to March 2010. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate. As of September 30, 2007 and December 31, 2006, the outstanding principal balance of the structured finance investments was $21,400,000 and $13,917,000, respectively.

As of September 30, 2007, NNN held mortgage receivables with an aggregate principal balance of $43,460,000, of which $30,576,000 were originated in the nine months ended September 30, 2007. The mortgage receivables bear interest rates ranging from 7.00% to 11.50% with maturity dates ranging from May 2008 through October 2028. The mortgage receivables aggregate principal balance as of December 31, 2006 was $13,627,000.

During the nine months ended September 30, 2007, NNN recorded interest income on its mortgage receivables and structured finance investments of $2,928,000, of which $1,309,000 was recorded for the quarter ended September 30, 2007.

Note 5 – Investment in Unconsolidated Affiliates:

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV I”) with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV I plans to acquire up to $220,000,000 of real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. During the quarter ended September 30, 2007, under the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%.

Since November 1999, NNN has leased office space from CNL Plaza Ltd. and CNL Plaza Venture Ltd. (collectively “Plaza”). NNN’s lease expires in 2014. In May 2002, NNN purchased a 25 percent partnership interest in Plaza for $750,000. For the nine months ended September 30, 2006, NNN recognized earnings from its combined 25 percent partnership in CNL Plaza Ltd. and CNL Plaza Venture, Ltd. (collectively “Plaza”) of $119,000, of which a loss of $76,000 was recognized during the quarter ended September 30, 2006. In October 2006, NNN sold its equity interest in Plaza.

Note 6 – Mortgage Residual Interests:

NNN owns a 78.9 percent equity interest in Orange Avenue Mortgage Investments, Inc. (“OAMI”). OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations. The following table summarizes the investment interests in each of these securitizations:

	Investment Interest
Securitization	NNN (1)	OAMI (2)	3rd Party
BYL 99-1	-	59.0%	41.0%
CCMH I, LLC	42.7%	57.3%	-
CCMH II, LLC	44.0%	56.0%	-
CCMH III, LLC	36.7%	63.3%	-
CCMH IV, LLC	38.3%	61.7%	-
CCMH V, LLC	38.4%	61.6%	-
CCMH VI, LLC	-	100.0%	-

(1)	NNN owned these investment interests prior to its acquisition of the equity interest in OAMI.
(2)	NNN owns 78.9 percent of OAMI’s investment interest.

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity; other than temporary losses which result from a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, the independent valuation increased the discount rate from 17% to 25%. As a result of the increase in the discount rate and the increase in prepayments of the underlying loans of the Residuals, NNN recognized an other than temporary valuation impairment of $638,000 and $8,779,000 for the nine months ended September 30, 2007 and 2006, respectively, of which $638,000 and $6,116,000 were recorded during the quarters ended September 30, 2007 and 2006, respectively. In addition, NNN recorded $266,000 of unrealized losses and $235,000 of unrealized gains as other comprehensive income for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes the key assumptions used in determining the value of these assets:

	September 30, 2007	December 31, 2006

Discount rate	25%	17%
Average life equivalent CPR speeds range	38.7% to 46.6% CPR	38.7% to 46.6% CPR
Foreclosures:
Frequency curve default model	1.1% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	10%	10%
Yield:

LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

Note 7 – Line of Credit Payable:

NNN has an existing loan agreement for a revolving credit facility (the “Credit Facility”). During the nine months ended September 30, 2007, the Credit Facility had a weighted average outstanding balance of $108,993,000 and a weighted average interest rate of 6.31%. As of September 30, 2007 and December 31, 2006, the Credit Facility had an outstanding balance of $19,400,000 and $28,000,000, respectively.

Note 8 – Mortgage Payable:

In September 2007, upon maturity, NNN repaid the outstanding principal balance on its long-term, fixed rate loan which had an original principal balance of $12,000,000, and was secured by a first mortgage on nine Investment Properties. Upon repayment of the loan, the encumbered Investment Properties were released from the mortgage. As of December 31, 2006, the outstanding principal balance was $7,305,000 with an interest rate of 7.37%.

Note 9 – Notes Payable:

In September 2007, NNN filed a prospectus supplement to the existing prospectus contained in its February 2006 shelf registration statement and issued $250,000,000 of 6.875% Notes due October 2017, (“2017 Notes”). The 2017 Notes were sold at a discount at an aggregate purchase price of $249,123,000 with interest payable semi-annually commencing on April 15, 2008. The discount of $877,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. The effective interest rate after note discount is 6.92%. In connection with the debt offering, NNN entered into an interest rate hedge on a notional amount of $100,000,000. Upon issuance of the 2017 Notes, NNN terminated the interest rate hedge agreement resulting in a loss of $3,228,000. The loss has been deferred and is being amortized over the term of the note using the effective interest method.

The 2017 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN’s subsidiaries. Additionally, the 2017 Notes are redeemable at NNN’s option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the Make-Whole Amount, as defined in the prospectus supplement dated September 4, 2007. The terms of the indenture include financial covenants, which provide for the maintenance of certain financial ratios.

NNN received $247,498,000 in net proceeds in connection with the issuance of the 2017 Notes, and incurred debt issuance cost totaling $2,125,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees.

Note 10 – Preferred Stock:

The following table outlines each issuance of NNN’s preferred stock (dollars in thousands, except per share data):

	Shares			Dividends Declared and Paid
	Outstanding		Fixed Annual	For the Nine Months Ended September 30,
	At	Liquidation	Cash	2007		2006
	September 30,	Preference	Distribution		Per		Per
Non-Voting Preferred Stock Issuance	2007	(per share)	(per share)	Total	Share	Total	Share

9% Series A (1)	-	$25.00	$2.25000	$-	$-	$3,006	$1.6875

6.7% Series B Convertible (2)	-	2,500.00	167.50000	-	-	419	41.8750

7.375% Series C Depositary Shares (3)	3,680,000	25.00	1.84375	5,089,000	1.3828125	-	-

(1)  Effective January 2, 2007, NNN redeemed all 1,781,589 shares of Series A Preferred Stock, at their redemption price of $25.00 per share plus all accumulated and unpaid dividends through the redemption date of $0.20625 per share.

(2)  In April 2006, the holder of NNN’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

(3)  In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Preferred Stock.

Note 11 – Common Stock:

In March 2007, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 5,000,000 shares of common stock at a price of $24.70 per share and received net proceeds of $118,020,000. Subsequently, in April 2007, NNN issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received net proceeds of $17,730,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $6,217,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

In June 2007, NNN filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance by NNN of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan.

During the nine months ended September 30, 2007 and 2006, NNN declared and paid dividends to its common shareholders of $67,520,000 and $56,273,000, respectively, or $1.045 and $0.985 per share, respectively, of common stock.

In October 2007, NNN declared dividends to its common shareholders of $0.355 per share payable on November 15, 2007 to shareholders of record on October 31, 2007.

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the nine months ended September 30:

	2007	2006

Shares of common stock	1,730,703	2,002,904
Net proceeds	$40,715,000	$42,674,000

Note 12 – Restructuring Costs:

During the nine months ended September 30, 2006, NNN recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with the workforce reduction in April 2006.

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

NNN is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed its various federal and state filing positions. NNN believes that its income tax filing positions and deductions are well documented and supported. Additionally, NNN believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, NNN did not record a cumulative effect adjustment related to the adoption of FIN 48.

For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, NNN has its 78.9 percent equity interest in OAMI. NNN has consolidated OAMI in its financial statements as a result of NNN’s acquisition of OAMI in May 2005. OAMI, upon making its REIT conversion, has remaining tax liabilities relating to the built-in-gain of its assets.

NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the quarters ended September 30, 2007 and 2006, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	September 30, 2007	December 31, 2006
Temporary differences:
Built-in-gain	$(7,437)	$(9,480)
Depreciation	(530)	(600)
Other	(582)	8
Excess interest expense carryforward	5,022	2,010
Net operating loss carryforward	106	1,961

Net deferred income tax asset (liability)	$(3,421)	$(6,101)
Current income tax asset (payable)	298	(239)

Net income tax asset (liability)	$(3,123)	$(6,340)

In assessing the ability to realize the deferred tax asset components within the net income tax liability, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by the TRS. The net operating loss carryforwards expire in 2027. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of September 30, 2007.

The income tax (expense) benefit consists of the following components (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net earnings before income taxes	$47,067	$19,312	$120,608	$120,146
Provision for income taxes: benefit (expense)
Current:
Federal	(268)	(61)	(458)	(1,454)
State and local	(52)	(11)	(85)	(273)
Deferred:
Federal	478	1,715	2,035	5,186
State and local	161	500	645	1,499

Total provision for income taxes	319	2,143	2,137	4,958

Total net earnings	$47,386	$21,455	$122,745	$125,104

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of September 30, 2007, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$627	$3,276	$3,920	$17,006
Earned income from direct financing leases	332	1,398	2,006	4,275
Percentage rent	-	-	-	33
Real estate expense reimbursement from tenants	137	38	260	949
Interest and other income from real estate transactions	116	91	433	356

	1,212	4,803	6,619	22,619

Operating expenses:
General and administrative	-	2	(45)	96
Real estate	56	80	258	2,688
Depreciation and amortization	70	207	291	1,925
Impairment – real estate	146	273	335	693

	272	562	839	5,402

Other expenses (revenues):
Interest revenues	-	-	(3)	-
Interest expense	-	(143)	-	1,816

Earnings before gain on disposition of real estate	940	4,384	5,783	15,401

Gain on disposition of real estate	22,464	4,116	46,873	68,568
Loss on extinguishment of mortgage payable	-	-	-	(167)

Earnings from discontinued operations	$23,404	$8,500	$52,656	$83,802

NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, NNN recognized a $335,000 and $693,000 impairment in discontinued operations during the nine months ended September 30, 2007 and 2006, respectively, of which $146,000 and $273,000 was recognized during quarters ended September 30, 2007 and 2006, respectively.

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of September 30, 2007. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income from operating leases	$1,479	$2,643	$6,538	$6,646
Real estate expense reimbursement from tenants	129	71	590	221
Interest and other from real estate transactions	95	-	140	-

	1,703	2,714	7,268	6,867

Disposition of real estate:
Gross proceeds	51,735	24,503	151,743	51,755
Costs	(48,088)	(24,104)	(141,866)	(47,630)

Gain	3,647	399	9,877	4,125

Operating expenses:
General and administrative	16	(30)	40	23
Real estate	229	90	1,029	246
Depreciation and amortization	12	-	44	-

	257	60	1,113	269

Other expenses (revenues):
Interest expense	1,316	303	2,726	619

Earnings before income tax expense and minority interest	3,777	2,750	13,306	10,104

Income tax expense	(1,190)	(1,053)	(4,587)	(3,532)
Minority interest	(642)	23	(1,221)	(800)

Earnings from discontinued operations	$1,945	$1,720	$7,498	$5,772

Note 15 – Derivatives:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses interest rate hedges as part of its cash flow hedging strategy. Interest rate hedges designated as cash flow hedges involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. To date, such derivatives have been used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments of a forecasted issuance of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

NNN discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, NNN continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings or may choose to cash settle the derivative at that time.

In September 2007, NNN terminated its interest rate hedge with a notional amount of $100,000,000 that was hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate hedge when terminated was a liability of $3,260,000, of which $3,246,000 was deferred in other comprehensive income. During the nine months ended September 30, 2007, NNN recorded $32,000 as an increase to interest expense from unamortized interest rate hedge loss.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2007.

Note 16 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2007
External revenues	$49,732	$1,760	$-	$51,492
Intersegment revenues	3,094	-	(3,094)	-
Earnings from continuing operations	23,982	(1,564)	(381)	22,037
Net earnings	47,386	381	(381)	47,386
Total assets	2,330,251	150,250	(139,811)	2,340,690

2006
External revenues	$40,669	$2,768	$-	$43,437
Intersegment revenues	6,105	-	(6,105)	-
Earnings from continuing operations	12,955	(2,965)	1,245	11,235
Net earnings	21,445	(1,245)	1,245	21,455

Total assets	1,813,209	212,924	(206,717)	1,819,416

The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the nine months ended September 30 (dollars in thousands):
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2007
External revenues	$143,723	$7,506	$-	$151,229
Intersegment revenues	11,997	-	(11,997)	-
Earnings from continuing operations	70,088	(7,932)	435	62,591
Net earnings	122,745	(435)	435	122,745
Total assets	2,330,251	150,250	(139,811)	2,340,690

2006
External revenues	$127,290	$7,309	$-	$134,599
Intersegment revenues	11,324	-	(11,324)	-
Earnings from continuing operations	41,302	(7,212)	1,440	35,530
Net earnings	125,104	(1,440)	1,440	125,104

Total assets	1,813,209	212,924	(206,717)	1,819,416

Note 17 – Subsequent Events:

In October 2007, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 4,000,000 shares of common stock at a price of $25.94 per share and received net proceeds of $99,150,000.

In October 2007, NNN exercised the $100,000,000 accordion feature of its existing revolving credit facility which increased the borrowing capacity from $300,000,000 to $400,000,000. All other terms under the revolving credit facility remain unchanged.

In October 2007, NNN repaid the outstanding principal balance on its $20,800,000 term note (“Term Note”). The Term Note had an interest rate of 6.62% as of September 30, 2007. The principal balance on the Term Note was due in full upon the expiration in June 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2006. The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”

The term “NNN” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned qualified REIT subsidiaries of NNN as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, “TRS”).

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, structured finance investments (included in mortgages, notes and accrued interest receivable on the condensed consolidated balance sheets) and mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). The Inventory Assets are held in the TRS. The TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”).

As of September 30, 2007, NNN owned 876 Investment Properties, with an aggregate gross leasable area of approximately 10,386,000 square feet, located in 43 states. Approximately 98 percent of NNN’s Investment Portfolio was leased as of September 30, 2007. In addition to the Investment Properties, as of September 30, 2007, NNN had $21,400,000 and $25,147,000 in structured finance investments and mortgage residual interests (“Residuals”), respectively.

The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). The TRS acquires and develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of September 30, 2007, the TRS held 36 Inventory Properties, of which 21 were Development Properties (nine completed inventory, six under construction and six properties pending development) and 15 were Exchange Properties.

NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of NNN’s Investment Portfolio and structured finance investments (such as tenant, geographic and lines of trade diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios and profitability measures, industry trends and performance compared to that of NNN, and returns NNN receives on its invested capital.

NNN has recently increased its investments in the convenience store and restaurant sectors. Both of these sectors represent a large part of the freestanding retail property marketplace which NNN believes provide areas of attractive investment opportunity. Similarly, NNN has some geographic concentration in the south and southwest which NNN believes are areas of above-average population growth.

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio:

	September 30, 2007	December 31, 2006	September 30, 2006

Investment Properties Owned:
Number	876	710	691
Total gross leasable area (square feet)	10,386,000	9,341,000	9,324,000

Investment Properties Leased:
Number	860	697	678
Percent of total properties	98%	98%	98%
Total gross leasable area (square feet)	10,097,000	9,173,000	9,155,000
Weighted average remaining lease term (years)	14	12	12

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade (dollars in thousands):

	Lines of Trade	September 30, 2007 (1)	December 31, 2006 (1)	September 30, 2006 (1)

1.	Convenience Stores	23.8%	16.3%	15.4%
2.	Restaurants – Full Service	10.3%	12.1%	9.4%
3.	Drug Stores	5.5%	8.3%	9.9%
4.	Books	4.7%	5.7%	5.9%
5.	Consumer Electronics	4.6%	5.6%	5.8%
6.	Sporting Goods	4.4%	7.3%	7.5%
7.	Theaters	4.1%	-	-
8.	Restaurants – Limited Service	3.9%	4.7%	4.8%
9.	Grocery	3.7%	5.7%	6.5%
10.	Furniture	3.3%	4.2%	4.7%
	Other	31.7%	30.1%	30.1%

		100.0%	100.0%	100.0%

(1) Based on the annualized base rent for all leases in place as of the respective period.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Acquisitions:
Number of Investment Properties	30	89	193	175
Gross leasable area (square feet)	683,000	573,000	1,735,000	858,000

Total dollars invested (1)	$140,208	$131,343	$544,589	$267,476

(1) Includes dollars invested on projects currently under construction.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Number of properties	13	5	27	11
Gross leasable area (square feet)	331,000	122,000	719,000	761,000
Net sales proceeds	$53,634	$20,319	$114,656	$265,059
Net gain	$22,464	$4,116	$46,873	$68,568

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s credit facility or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	September 30,	December 31,	September 30,
	2007	2006	2006
Development Properties:
Completed inventory	9	11	5
Under construction	6	5	10
Pending development	6	13	18

	21	29	33

Exchange Portfolio:
Inventory Properties	15	68	69

Total Inventory Properties	36	97	102

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Development Portfolio:
Number of properties acquired	-	5	2	16
Dollars invested (1)	$15,568	$20,427	$40,360	$66,686

Exchange Portfolio:
Number of properties acquired	-	19	3	64
Dollars invested	$-	$10,364	$6,649	$64,677

Total dollars invested	$15,568	$30,791	$47,009	$131,363

(1)	Includes dollars invested in projects currently under construction.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development	2	$1,650	1	$108	10	$3,703	5	$8,443
Exchange	25	1,997	17	399	56	5,745	41	2,674
Intercompany eliminations	-	-	-	-	-	761	-	124
Minority interest, Development	-	(825)	-	-	-	(1,003)	-	(4,009)

	27	$2,822	18	$507	66	$9,206	46	$7,232

Revenue from Continuing Operations Analysis

General.  During the nine months ended September 30, 2007, NNN’s revenue increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). NNN anticipates any significant increase in rental income will continue to come primarily from additional Investment Property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Percent Increase (Decrease)	Nine Months Ended September 30,				Percent Increase (Decrease)
	2007	2006	2007	2006		2007	2006	2007	2006
			Percent of Total					Percent of Total

Rental income(1)	$43,956	$31,672	92.0%	90.3%	38.8%	$123,132	$90,033	91.8%	87.9%	36.8%
Real estate expense reimbursement from tenants	1,348	1,088	2.8%	3.1%	23.9%	4,062	2,794	3.0%	2.7%	45.4%
Interest and other income from real estate transactions	1,344	631	2.8%	1.8%	113.0%	3,501	3,682	2.6%	3.6%	(4.9)%
Interest income on mortgage residual interests	1,135	1,693	2.4%	4.8%	(33.0)%	3,523	5,937	2.6%	5.8%	(40.7)%

Total revenues from continuing operations	$47,783	$35,084	100.0%	100.0%	36.2%	$134,218	$102,446	100.0%	100.0%	31.0%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income.  NNN has identified two primary business segments, and thus, sources of revenue: (i) earnings from Investment Assets and (ii) earnings from Inventory Assets. NNN’s revenues from continuing operations come primarily from its Investment Assets. The revenues generated from NNN’s Inventory Assets are typically classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Rental Income.  Rental income increased during the quarter and nine months ended September 30, 2007 as compared to the same period in 2006 largely due to the acquisition of Investment Properties. NNN acquired 193 Investment Properties with an aggregate gross leasable area of 1,735,000 square feet during the nine months ended September 30, 2007. The majority of these acquisitions occurred in the quarters ended June 30, 2007 and September 30, 2007, which total an aggregate of 168 Investment Properties with an aggregate gross leasable area of $1,616,000 square feet.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants remain relatively constant as a percentage of revenues from continuing operations. The increase in real estate reimbursement from tenants for both the quarter and nine months ended September 30, 2007 as compared to the same periods in 2006 is a result of the Investment Properties acquired in the quarter and nine months ended September 30, 2007.

Interest and Other Income from Real Estate Transactions.  The increase in interest and other income from real estate transactions for the quarter ended September 30, 2007 is primarily attributable to an increase in mortgage interest income as well as interest and fee income recognized on NNN’s structured finance investments. During the nine months ended September 30, 2007, NNN recorded interest income on its mortgages receivables and structured finance investments of $2,928,000 of which $1,309,000 was recorded for the quarter ended September 30, 2007, as compared to $3,432,000 and $541,000 recorded as interest income on mortgage receivables and structured finance investments for the nine months and quarter ended September 30, 2006, respectively.

Interest Income on Mortgage Residual Interests.  The decrease in interest income on mortgage residual interests for the quarter and nine months ended September 30, 2007 as compared to the same periods in 2006 is primarily a result of the amortization and prepayments of the underlying notes and the change in third party valuation assumption.

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

	Quarter Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Gain	1	$-	1	$108	2	$332	3	$7,116
Minority interest	-	-	-	-	-	-	-	(3,504)

Gain, net of minority interest	1	$-	1	$108	2	$332	3	$3,612

Analysis of Expenses from Continuing Operations

General.  During the quarter and nine months ended September 30, 2007, operating expenses significantly decreased as a percentage of NNN’s total revenue from continuing operations compared to the quarter and nine months ended September 30, 2006. The following summarizes NNN’s expenses from continuing operations for each of the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2007	2006		2007	2006	2007	2006

General and administrative	$5,230	$4,356	20.1%	32.5%	24.6%	10.9%	12.4%
Real estate	1,862	1,552	20.0%	11.6%	8.8%	3.9%	4.4%
Depreciation and amortization	8,216	5,653	45.3%	51.1%	32.0%	17.2%	16.1%
Impairment – real estate, Inventory Portfolio	128	-	100.0%	0.8%	-	0.3%	-
Impairment – mortgage residual interests valuation adjustment	638	6,116	(89.6)%	4.0%	34.6%	1.3%	17.4%

Total operating expenses	$16,074	$17,677	(9.1)%	100.0%	100.0%	33.6%	50.3%

Interest and other income	$(793)	$(836)	(5.1)%	(7.2)%	(7.6)%	(1.7)%	(2.4)%
Interest expense	11,882	11,781	0.9%	107.2%	107.6%	24.9%	33.6%

Total other expenses (revenues)	$11,089	$10,945	1.3%	100.0%	100.0%	23.2%	31.2%

The following summarizes NNN’s expenses from continuing operations for each of the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2007	2006		2007	2006	2007	2006

General and administrative	$17,497	$17,974	(2.7)%	37.5%	37.1%	13.0%	17.5%
Real estate	5,666	4,246	33.4%	12.1%	8.7%	4.2%	4.1%
Depreciation and amortization	22,691	15,929	42.5%	48.7%	32.8%	16.9%	15.6%
Impairment – real estate, Inventory Portfolio	128	-	100.0%	0.3%	-	0.1%	-
Impairment – mortgage residual interests valuation adjustment	638	8,779	(92.7)%	1.4%	18.1%	0.5%	8.6%
Restructuring costs	-	1,580	(100.0)%	-	3.3%	-	1.5%

Total operating expenses	$46,620	$48,508	(3.9)%	100.0%	100.0%	34.7%	47.3%

Interest and other income	$(3,120)	$(2,667)	17.0%	(9.7)%	(8.2)%	(2.3)%	(2.6)%
Interest expense	35,426	35,054	1.1%	109.7%	108.2%	26.4%	34.2%

Total other expenses (revenues)	$32,306	$32,387	(0.3)%	100.0%	100.0%	24.1%	31.6%

General and Administrative Expenses.  General and administrative expenses decreased for the quarter and nine months ended September 30, 2007 as a percentage of revenues from continuing operations but remained fairly consistent as a percentage of total operating expenses for the nine months ended September 30, 2007. General and administrative expenses increased for the quarter ended September 30, 2007 as compared to the same period in 2006, attributable to an increase in expenses resulting from (i) an increase in professional services provided to NNN, (ii) increase in state taxes due to increased acquisitions and regulation changes, and (iii) increase in expenses related to personnel compensation.

Real Estate.  Real estate expenses increased as a percentage of total operating expenses but remained fairly consistent as a percentage of revenues from continuing operations for the quarter and nine months ended September 30, 2007 when compared to the same periods in 2006. The increase in real estate expenses for the quarter and nine months ended September 30, 2007 is primarily attributable to the acquisition of 193 Investment Properties during the nine months ended September 30, 2007, of which 30 Investment Properties with an aggregate gross leasable area of 683,000 square feet were acquired during the quarter ended September 2007.

Depreciation and Amortization.  Depreciation and amortization increased for the quarter and nine months ended September 30, 2007 as a percentage of total operating expense but remained fairly constant as a percentage of revenues from continuing operations. The increase in depreciation and amortization expense as a percentage of total operating expense for the current period when compared to the quarter and nine months ended September 30, 2006 is primarily attributable to the acquisition of 193 Investment Properties with aggregate gross leasable area of 1,735,000 square feet during the nine months ended September 30, 2007. The majority of these acquisitions occurred in the quarters ended June 30, 2007, which total an aggregate of 168 Investment Properties with an aggregate gross leasable area of $1,616,000 square feet.

Impairment – Real Estate, Inventory Portfolio.  In connection with the disposition of an Inventory Property, NNN recognized an impairment loss of $128,000 for the quarter and nine months ended September 30, 2007. No such impairment loss was recorded for the same periods in 2006.

Impairment – Mortgage Residual Interests Valuation Adjustment.  In connection with the independent valuations of the Residuals’ fair value, during the nine months ended September 30, 2007 and 2006, NNN recorded an other than temporary valuation impairment of $638,000 and $8,779,000 for the nine months September 30, 2007 and 2006, respectively, of which $638,000 and $6,116,000 were recorded during the quarters ended September 30, 2007 and 2006, respectively. In addition, NNN recorded $226,000 of unrealized losses and $235,000 of unrealized gains as other comprehensive income for the nine months ended September 30, 2007 and 2006, respectively.

Interest and Other Income.  Interest and other income increased for the nine months ended September 30, 2007 primarily due to higher restricted cash balances which resulted in increased interest income earned.

Restructuring Costs.  During the quarter and nine months ended September 30, 2006, NNN recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Interest Expense.  Interest expense increased slightly for the quarter and nine months ended September 30, 2007 as compared to the quarter and nine months ended September 30, 2006. However, interest expense as a percentage of revenues from continuing operations decreased slightly for the quarter and nine months ended September 30, 2007 as compared to the same period in 2006. The following represents the primary changes in debt that have impacted interest expense:

(i)	issuance of $250,000,000 of notes payable in September 2007 with an effective interest rate of 6.92% due in October 2017,
(ii)	repayment of mortgage in September 2007 with balance of $7,305,000 at December 31, 2006 and an interest rate of 7.37%,
(iii)	a decrease of $50,579,000 in the weighted average debt outstanding on the revolving credit facility,
(iv)	issuance of $172,500,000 notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026, and
(v)	repayment of a mortgage in February 2006 with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.44%.

Earnings from Discontinued Operations

In accordance with SFAS 144, NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired as well as the revenues and expenses related to any Investment Property that was held for sale at September 30, 2007. NNN also classified as discontinued operations the revenues and expenses of its revenue-generating Inventory Properties that were sold as well as the revenues and expenses related to its revenue-generating Inventory Properties held for sale as of September 30, 2007. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended September 30 (dollars in thousands):

	2007			2006
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	13	$22,464	$23,404	5	$4,116	$8,500
Inventory Assets, net of minority interest	26	2,822	1,945	17	399	1,720

	39	$25,286	$25,349	22	$4,515	$10,220

The following table summarizes the earnings from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2007			2006
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	27	$46,873	$52,656	11	$68,568	$83,802
Inventory Assets, net of minority interest	64	8,113	7,498	43	3,620	5,772

	91	$54,986	$60,154	54	$72,188	$89,574

NNN periodically sells Investment Properties and may reinvest the sale proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Liquidity

General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and dividends; (ii) property acquisitions and development, structured finance investments and capital expenditures; (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

Cash and Cash Equivalents.  Below is a summary of NNN’s cash flows for the nine months ended September 30 (dollars in thousands):

	2007	2006

Cash and cash equivalents:
Provided by operating activities	$193,602	$82
Provided by (used in) investing activities	(454,465)	(43,655)
Provided by financing activities	285,631	44,550

Increase	24,768	977
Net cash at beginning of period	1,675	8,234

Net cash at end of period	$26,443	$9,211

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. The change in cash provided by operations for the nine months ended September 30, 2007 and 2006 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the nine months ended September 30, 2007 include the following significant transactions:

•	$247,498,000 in net proceeds from issuance of 2017 notes payable

•	$135,750,000 in net proceeds from the issuance of 5,750,000 shares of common stock

•	$67,520,000 in dividends paid to common stockholders

•	$5,089,000 in dividends paid to holders of the depositary shares of NNN’s Series C Redeemable Preferred Stock

•	$44,540,000 paid to redeem all 1,781,589 shares of Series A Preferred Stock

•	$8,600,000 in net payments on NNN’s revolving credit facility

•	$40,715,000 in net proceeds from the issuance of 1,730,703 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”)

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of September 30, 2007. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2007. As the table incorporates only those exposures that exist as of September 30, 2007, it does not consider those exposures or positions which may arise after that date.

	Expected Maturity Date (dollars in thousands)
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt (1)	$989,607	$10,786	$113,190	$21,800	$21,022	$173,598	$649,211
Revolving credit facility	19,400	-	-	19,400	-	-	-
Operating lease	6,535	274	839	865	891	917	2,749

Total contractual cash obligations(2)	$1,015,542	$11,060	$114,029	$42,065	$21,913	$174,515	$651,960

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, convertible notes payable, notes payable and financing lease obligation and excludes unamortized note discounts.
(2)	Excludes $8,642 of accrued interest payable.

In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments in connection with the development and tenant improvements of additional properties as outlined below at September 30, 2007 (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded

Investment Portfolio	26	$75,215	$41,752
Inventory Portfolio	6	96,063	52,745

	32	$171,278	$94,497

(1) Including land costs.

As of September 30, 2007, NNN had outstanding letters of credit totaling $2,718,000 under its revolving credit facility.

As of September 30, 2007, NNN did not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Dividends.  NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect NNN’s income and its ability to pay dividends. NNN believes it has been organized as, and its past and present operations qualify NNN as, a REIT. Additionally, NNN intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 2007 and 2006, NNN declared and paid dividends to its common stockholders of $67,520,000 and $56,273,000, respectively, or $1.045 and $0.985 per share, respectively, of common stock.

Holders of each of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of NNN’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At September 30, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid
				For the Nine Months Ended September 30,
				2007		2006

				Total	(per share)	Total	(per share)

9% Series A (1)	-	$25.00	$2.25000	$-	$-	$3,006	$1.6875

6.7% Series B Convertible (2)	-	2,500.00	167.50000	-	-	419	41.8750

7.375% Series C Depositary Shares (3)	3,680,000	25.00	1.84375	5,089,000	1.3828125	-	-

(1)

Effective January 2, 2007, NNN redeemed all 1,781,589 shares of Series A Preferred Stock, at their redemption price of $25.00 per share plus all accumulated and unpaid dividends through the redemption date of $0.20625 per share, for an aggregate redemption price of $25.20625.

(2)	In April 2006, the holder of NNN’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.
(3)	In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Preferred Stock.

Capital Resources

Generally, cash needs for property acquisitions, structured finance investments, debt payments, dividends, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	September 30, 2007	Percentage of Total	December 31, 2006	Percentage of Total

Line of credit payable	$19,400	1.9%	$28,000	3.6%
Mortgages payable	27,766	2.8%	35,892	4.6%
Notes payable – secured	22,500	2.2%	24,500	3.2%
Notes payable – convertible	172,500	17.1%	172,500	22.2%
Notes payable	739,038	73.4%	489,804	63.1%
Financing lease obligation	26,041	2.6%	26,041	3.3%

Total outstanding debt	$1,007,245	100.0%	$776,737	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and structured finance investments.

NNN had an existing loan agreement for a revolving credit facility (the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $108,993,000 and $123,593,000 for the nine months ended September 30, 2006 and the year ended December 31, 2006, respectively, and a year to date weighted average interest rate of 6.31% and 5.91%, respectively. As of September 30, 2007 and December 31, 2006, the Credit Facility had an outstanding balance of $19,400,000 and $28,000,000, respectively. In October 2007, NNN exercised the $100,000,000 accordion feature of the Credit Facility which increased the borrowing capacity from $300,000,000 to $400,000,000. All other terms under the Credit Facility remain unchanged.

In September 2007, upon maturity, NNN repaid the outstanding principal balance on its long-term, fixed rate loan which had an original principal balance of $12,000,000, and was secured by a first mortgage on nine Investment Properties. Upon repayment of the loan, the encumbered Investment Properties were released from the mortgage. As of December 31, 2006, the outstanding principal balance was $7,305,000 with an interest rate of 7.37%.

In September 2007, NNN filed a prospectus supplement to the existing prospectus contained in its February 2006 shelf registration statement and issued $250,000,000 of 6.875% notes due October 2017, (“2017 Notes”). The 2017 Notes were sold at a discount at an aggregate purchase price of $249,123,000 with interest payable semi-annually commencing on April 15, 2008. The discount of $877,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. The effective interest rate after note discount is 6.92%. In connection with the debt offering, NNN entered into an interest rate hedge on a notional amount of $100,000,000. Upon issuance of the 2017 Notes, NNN terminated the interest rate hedge agreement resulting in a loss of $3,228,000. The loss has been deferred and is being amortized over the term of the note using the effective interest method. .

The 2017 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN. Additionally, the 2017 Notes are redeemable at NNN’s option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the Make-Whole Amount, as defined in the prospectus supplement dated September 4, 2007. The terms of the indenture include financial covenants, which provide for the maintenance of certain financial ratios.

NNN received $247,498,000 in net proceeds in connection with the issuance of the 2017 Notes, and incurred debt issuance cost totaling $2,125,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees.

In October 2007, NNN repaid the outstanding principal balance on its $20,800,000 term note (“Term Note”). The Term Note had an interest rate of 6.62% as of September 30, 2007. The principal balance on the Term Note was due in full upon the expiration in June 2009.

Equity

Common Stock Issuance.  In March 2007, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 5,000,000 shares of common stock at a price of $24.70 per share and received net proceeds of $118,020,000. Subsequently, in April 2007, NNN issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received net proceeds of $17,730,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $6,217,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

In June 2007, NNN filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan.

In October 2007, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 4,000,000 shares of common stock at a price of $25.94 per share and received net proceeds of $99,150,000.

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by NNN of 12,191,394 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the nine months ended September 30:

	2007	2006

Shares of common stock	1,730,703	2,002,904
Net proceeds	$40,715,000	$42,674,000

Structured Finance Investments and Mortgage Receivables

Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns the real estate. These agreements are typically subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. The structured finance investments outstanding as of September 30, 2007 bear a weighted average interest rate of 12.10% per annum, of which 10.02% is payable monthly and the remaining 2.08% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from April 2008 to March 2010. As of September 30, 2007 and December 31, 2006, the outstanding principal balance of the structured finance investments was $21,400,000 and $13,917,000, respectively.

During the nine months ended September 30, 2007 and 2006, NNN entered into structured finance investments of $12,376,000 and $9,117,000, respectively. In addition, NNN received principal payments of $2,066,000 and $4,893,000 on certain structured finance investments plus accrued interest during the quarter and nine months ended September 30, 2007, respectively. NNN also received principal payments of $1,299,000 and $29,335,000 on certain structured finance investments for the quarter and nine months ended September 30, 2006.

As of September 30, 2007, NNN held mortgage receivables with an aggregate principal balance of $43,460,000, of which $30,576,000 were originated in the nine months ended September 30, 2007. The mortgage receivables bear interest ranging from 7.00% to 11.50% with maturity dates ranging from May 2008 through October 2028. The mortgage receivables aggregate principal balance as of December 31, 2006 was $13,627,000.

During the nine months ended September 30, 2007, NNN recorded interest income on its mortgage receivables and structured finance investments of $2,928,000, of which $1,309,000 was recorded for the quarter ended September 30, 2007.

Investment in Unconsolidated Affiliates

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV I”) with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV I plans to acquire up to $220,000,000 of real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the Joint Venture are allocated to the members in accordance with their respective percentage interest. During the quarter ended September 30, 2007, under the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%.

Mortgage Residual Interests

NNN owns a 78.9 percent equity interest in Orange Avenue Mortgage Investments, Inc. (“OAMI”). OAMI holds the mortgage residual interests (“Residuals”) from seven securitizations. The following table summarizes the investment interests in each of these securitizations:

	Investment Interest
Securitization	NNN (1)	OAMI (2)	3rd Party
BYL 99-1	-	59.0%	41.0%
CCMH I, LLC	42.7%	57.3%	-
CCMH II, LLC	44.0%	56.0%	-
CCMH III, LLC	36.7%	63.3%	-
CCMH IV, LLC	38.3%	61.7%	-
CCMH V, LLC	38.4%	61.6%	-
CCMH VI, LLC	-	100.0%	-

(1)	NNN owned these investment interests prior to its acquisition of the equity interest in OAMI.
(2)	NNN owns 78.9 percent of OAMI’s investment interest.

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions, the independent valuation increased the discount rate from 17% to 25% for September 30, 2007. As a result of the increase in the discount rate and the increase in prepayments of the underlying loans of the Residuals, NNN recognized an other than temporary valuation impairment of $638,000 and $8,779,000 for the nine months September 30, 2007 and 2006, respectively, of which $638,000 and $6,116,000 were recorded during the quarter ended September 30, 2007 and 2006, respectively. In addition, NNN recorded $226,000 of unrealized losses and $235,000 of unrealized gains as other comprehensive income for the nine months ended September 30, 2007 and 2006, respectively.

The following table summarizes the key assumptions used in determining the value of these assets:

	September 30, 2007	December 31, 2006

Discount rate	25%	17%
Average life equivalent CPR speeds range	38.7% to 46.6% CPR	38.7% to 46.6% CPR
Foreclosures:
Frequency curve default model	1.1% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	10%	10%
Yield:

LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt used to finance NNN’s development and acquisition activities, and for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of September 30, 2007 and December 31, 2006.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2007 and 2006. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2007. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. As the table incorporates only those exposures that exist as of September 30, 2007, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. Hypothetically, if interest rates on NNN’s variable rate debt were increased by one percent, NNN’s interest expense would have increased by less than three percent for the nine months ended September 30, 2007.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility & Term Note		Mortgages		Unsecured Debt(2)(3)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2007	-	-	286	7.04%	-	-	10,500	10.00%
2008	-	-	1,190	7.04%	99,983	7.16%	12,000	10.00%
2009	40,200	6.36%	1,000	7.02%	-	-	-	-
2010	-	-	1,022	7.01%	19,951	8.60%	-	-
2011	-	-	1,098	7.00%	172,500	3.95%	-	-
Thereafter	-	-	23,170	6.99%	624,346	6.50%	-	-

Total	$40,200	6.36%	$27,766	7.04%	$916,780	6.14%	$22,500	10.00%

Fair Value:

September 30, 2007	$40,200	6.36%	$27,766	7.04%	$933,287	6.14%	$22,500	10.00%

December 31, 2006	$48,800	5.98%	$35,892	7.12%	$690,198	5.84%	$24,500	10.00%

(1)  The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN. The Term Note interest rate varies based upon a tiered rate structure ranging from 85 to 165 basis points above LIBOR based upon the debt rating of NNN.

(2) Includes NNN’s notes payable, net of unamortized note discounts and convertible notes payable.

(3)  In July 2004, NNN sold five investment properties for $26,041 and subsequently leased back the properties under a 10-year financing lease obligation. NNN may repurchase one or more of the properties subject to put and call options included in the financing lease.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $25,147,000 and $31,512,000 as of September 30, 2007 and December 31, 2006, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2007 of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3. Articles of Incorporation and By-laws

		3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

		3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

		3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

	4.	Instruments Defining the Rights of Security Holders, Including Indentures

		4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

		4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

		4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

	4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.17	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007 and incorporated herein by reference).

	4.18	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 4, 2007, and incorporated hereby by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement No. 333-144100 on Form S-8, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

	10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of November 2007.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
CEO and Director

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
CFO, EVP and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007, and incorporated herein by reference).

4.18	Form of Eighth Supplemental Indenture, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to
Registrant’s Current Report on Form 8-K dated September 4, 2007, and incorporated hereby by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement No. 333-144100 on Form S-8, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

	10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

	10.7	Form of Lease Agreement, between an affiliate of National Retail Properties, Inc., as landlord and SSP Partners, as tenant (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 21, 2005, and incorporated herein by reference).

	10.8	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).