Form 10-K
period 2007-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2008-02-22
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value 7.375% Non-Voting Series C Preferred Stock, $0.01 par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2007 was $66,159,208.

The number of shares of common stock outstanding as of February 14, 2008 was 72,534,884.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or “the Company” refer to National Retail Properties, Inc. and its [consolidated] subsidiaries, including taxable real estate investment trust (“REIT”) subsidiaries and their majority owned and controlled subsidiaries (collectively the “TRS”).

Statements contained in this annual report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. NNN undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Item 1.  Business

The Company

NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets and mortgages and notes receivable (including structured finance) (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned subsidiaries. The Inventory Assets are held in the TRS.

Real Estate Assets

NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of December 31, 2007, NNN owned 908 Investment Properties, with an aggregate leasable area of 10,610,000 square feet, located in 44 states. Approximately 98 percent of NNN’s Investment Portfolio was leased at December 31, 2007. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2007, the TRS owned 56 Inventory Properties.

Mortgages and Notes Receivable

Mortgages are loans secured by real estate, real estate securities or other assets. As of December 31, 2007, these receivables totaled $49,336,000.

Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns or leases the real estate and/or other acceptable collateral such as fixtures, equipment or cash. These agreements are sometimes subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2007, the structured finance agreements had an outstanding principal balance of $14,359,000.

Investment in Unconsolidated Affiliate

Crow Holdings. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV I”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV I plans to acquire from unrelated third parties up to $220,000,000 of real estate assets leased to convenience store operators.

Competition

NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, that own, manage, finance or develop retail and net leased properties.

Employees

As of January 31, 2008, NNN employed 72 full-time associates including executive and administrative personnel.

NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission can be downloaded free of charge. The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “NNN.”

Business Strategies and Policies

The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of NNN’s stockholders.

Operating Strategies

NNN’s strategy is to invest primarily in retail real estate that is typically located along high-traffic commercial corridors near areas of commercial and residential density. Management believes that these types of properties, when leased to national or regional retailers generally pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased current returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as real estate taxes, assessments and other government charges, insurance, utilities, and repairs and maintenance. Initial lease terms are generally 15 to 20 years.

In some cases, NNN’s investment in real estate is in the form of mortgages, structured finance investments or other loans which may be secured by real estate, a borrower’s pledge of ownership interests in the entity that owns the real estate or other assets. These investments may be subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

NNN holds investment real estate assets until it determines that the sale of such a property is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate investment asset, NNN may consider factors such as potential capital appreciation, net cash flow, tenant credit quality, market lease rates, potential use of sale proceeds and federal income tax considerations.

NNN acquires and/or develops inventory real estate assets primarily for the purpose of resale.

NNN’s management team considers certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN may include items such as: the composition of NNN’s Investment Portfolio (such as tenant, geographic and industry classification diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios, profitability measures and industry trends compared to that of NNN.

The operating strategies employed by NNN have allowed it to increase dividends paid per common share for 18 consecutive years.

Investment in Real Estate or Interests in Real Estate

NNN’s management believes that attractive acquisition opportunities for retail properties will continue to be available and that NNN is well suited to take advantage of these opportunities because of its access to capital markets, ability to underwrite and acquire properties, and because of management’s experience in seeking out, identifying and evaluating potential acquisitions.

In evaluating a particular acquisition, management may consider a variety of factors, including:

•	the location, visibility and accessibility of the property,

•

the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth and existing or potential competing properties or retailers,

•	the size of the property,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the potential for, and current extent of, any environmental problems,

•	the quality of construction and design and the current physical condition of the property,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any existing leases, and

•	the rent to be paid by the tenant.

NNN intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes and that will not make NNN an investment company under the Investment Company Act of 1940, as amended. Equity investments in acquired properties may be subject to existing mortgage financings and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these investments.

Investments in Real Estate Mortgages, Commercial Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities

While NNN’s primary business objectives and current portfolio ownership primarily emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages, commercial mortgage residual interests and other types of real estate interests, (iii) loans secured by collateral related to business operations of an owned or leased property, or (iv) securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. For example, NNN from time to time has made investments in mortgage loans or held mortgages on properties that NNN has sold and has made structured finance investments and other loans related to properties acquired or sold.

Financing Strategy

NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategies while servicing its debt requirements and providing value to its stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.

NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $400,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2007, $129,800,000 was outstanding and approximately $270,200,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $2,685,000.

For the year ended December 31, 2007, NNN’s ratio of total indebtedness to total gross assets (before accumulated depreciation) was approximately 43 percent and the secured indebtedness to total gross assets was approximately one percent. The total debt to total market capitalization was approximately 39 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.

NNN anticipates it will be able to obtain additional financing for short-term and long-term liquidity requirements as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity.” However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy at any time. NNN has not engaged in trading, underwriting or agency distribution or sale of securities of other issues and does not intend to do so.

Strategies and Policy Changes

Any of NNN’s strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN’s stockholders.

Investment Properties

As of December 31, 2007, NNN owned 908 Investment Properties with an aggregate gross leasable area of 10,610,000 square feet, located in 44 states. Approximately 98 percent of the gross leasable area was leased at December 31, 2007. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of NNN’s Investment Properties and their respective carrying costs.

The following table summarizes NNN’s Investment Properties as of December 31, 2007 (in thousands):

	Size(1)			Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	7	115	$10,197	$25	$1,078
Building	135	1	12	13,874	44	1,440

(1)	Approximate square feet.
(2)	Costs vary depending upon size and local demographic factors.

In connection with the development of 27 Investment Properties, NNN has agreed to fund construction commitments (including land costs) of $71,883,000, of which $44,561,000 has been funded as of December 31, 2007.

During 2006, NNN disposed of the properties leased to the United States of America which had accounted for more than 10 percent of NNN's total rental income in 2005. As of December 31, 2007, NNN does not have any one tenant that accounts for ten percent or more of its rental income.

Leases.  Although there are variations in the specific terms of the leases, the following is a summary of the general structure of NNN's leases. Generally, the leases of the Investment Properties provide for initial terms of 15 to 20 years. As of December 31, 2007, the weighted average remaining lease term was approximately 13 years. The Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of NNN's leases provide that the tenant is responsible for roof and structural repairs. The leases of the Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $11,000 to $1,800,000 (average of $217,000). Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

Generally, the Investment Property leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease. Some of the leases also provide that in the event NNN wishes to sell the Investment Property subject to that lease, NNN first must offer the lessee the right to purchase the Investment Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Investment Property.

Certain Investment Properties have leases that provide the tenant with a purchase option to acquire the Investment Property from NNN. The purchase price calculations are generally stated in the lease agreement or are based on current market value.

The following table summarizes the lease expirations of NNN’s Investment Portfolio as of December 31, 2007:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2008	0.7%	14	258,000	2014	5.0%	31	509,000
2009	1.8%	24	458,000	2015	2.9%	20	469,000
2010	3.1%	38	401,000	2016	2.3%	16	262,000
2011	2.3%	21	336,000	2017	4.9%	27	674,000
2012	4.0%	35	563,000	2018	4.3%	33	505,000
2013	4.3%	32	687,000	Thereafter	64.4%	601	5,233,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2007.
(2)	Approximate square feet.

The following table summarizes the diversification of trade of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2007	2006	2005
1.	Convenience Stores	23.9%	16.3%	12.1%
2.	Restaurants – Full Service	10.3%	12.1%	6.6%
3.	Drug Stores	5.0%	8.3%	10.0%
4.	Automotive Parts	4.9%	1.6%	0.1%
5.	Books	4.4%	5.7%	5.8%
6.	Consumer Electronics	4.3%	5.6%	5.9%
7.	Theaters	4.2%	-	-
8.	Car Washes	4.0%	-	-
9.	Sporting Goods	3.9%	7.3%	7.4%
10.	Restaurants – Limited Service	3.7%	4.7%	3.0%
	Other	31.4%	38.4%	49.1%

		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, of the respective year.

The following table summarizes the diversification by state of NNN’s Investment Portfolio as of December 31, 2007:

State		# of Properties	% of Annual Base Rent(1)
1.	Texas	201	20.2%
2.	Florida	84	11.3%
3.	North Carolina	62	6.8%
4.	Illinois	38	6.6%
5.	Georgia	48	5.3%
6.	Pennsylvania	80	4.7%
7.	Indiana	36	3.7%
8.	Colorado	15	3.4%
9.	Ohio	28	3.4%
10.	Missouri	19	3.0%
	Other	297	31.6%

		908	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2007.

Mortgages and Notes Receivable

As of December 31, 2007 and 2006, NNN held mortgages and notes receivables with an aggregate principal balance of $51,556,000 and $17,227,000, respectively. The mortgages and notes receivables bear interest rates ranging from 7.00% to 12.00% with maturity dates ranging from May 2008 through October 2028.

Structured finance agreements are typically loans secured by a borrower’s pledge of its ownership interest in the entity that owns or leases the real estate and/or other acceptable collateral such as fixtures, equipment or cash. These agreements are sometimes subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

In 2007 and 2006, NNN made structured finance investments of $12,376,000 and $16,477,000, respectively. As of December 31, 2007, the structured finance investments bear a weighted average interest rate of 11.26% per annum, of which 9.78% is payable monthly and the remaining 1.48% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between January 2009 and March 2010. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. As of December 31, 2007 and 2006, the outstanding principal balance of the structured finance investments was $14,359,000 and $13,917,000, respectively.

Commercial Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”), a majority owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $24,340,000 at December 31, 2007.

Inventory Assets

The TRS develops Inventory Properties (“Development Properties” or “Development Portfolio”) as well as acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). NNN's Inventory Portfolio is held with the intent to sell the properties to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2007, the TRS owned 23 Development Properties (eight completed, nine under construction and six land parcels) and 33 Exchange Properties. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Inventory Properties and their respective carrying costs.

The following table summarizes the eight completed Development Properties and 33 Exchange Properties as of December 31, 2007 (in thousands):

	Size(1)			Cost(2)
	High	Low	Average	High	Low	Average
Completed Development Properties:
Land	1,255	47	378	$8,959	$244	$172
Building	125	8	34	37,007	1,635	9,212
Exchange Properties:
Land	294	11	64	$3,665	$121	$1,403
Building	47	2	15	4,785	184	2,033

(1) Approximate square feet.

(2) Costs vary depending upon size and local demographic factors.

Under Construction.  In connection with the development of nine Inventory Properties by the TRS, NNN has agreed to fund total construction commitments (including land costs) of $24,097,000, of which $17,125,000 has been funded as of December 31, 2007.

Governmental Regulations Affecting Properties

Property Environmental Considerations.  NNN may acquire a property that contains some level of contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property, regardless of fault. As a part of its acquisition due diligence process, NNN generally obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where contamination or potential contamination exists, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, or (iii) agree to other arrangements deemed appropriate by NNN to address environmental conditions at the property.

NNN has 70 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties.

Americans with Disabilities Act of 1990.  The Investment and Inventory Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 15, 2008, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial condition or results of operations.

Other Regulations.  State and local fire, life-safety and similar requirements regulate the use of NNN’s Investment and Inventory Properties. The leases generally require that each tenant will have primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

Item 1A.  Risk Factors.

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, NNN’s business, financial condition or results of operations could be adversely affected.

Loss of revenues from tenants would reduce NNN’s cash flow.

NNN’s five largest tenants accounted for an aggregate of approximately 25 percent of NNN’s annual base rent as of December 31, 2007. The default, financial distress or bankruptcy of one or more of NNN’s tenants could cause substantial vacancies among NNN’s Investment Portfolio. Vacancies reduce NNN’s revenues until NNN is able to re-lease the affected properties and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, NNN may not be able to re-lease a vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

A significant portion of the source of NNN’s annual base rent is heavily concentrated in a specific industry classification and in specific geographic locations.

As of December 31, 2007, an aggregate of approximately 38 percent of NNN’s annual base rent is generated from two retail lines of trade, convenience stores and restaurants, each representing more than 10 percent. In addition, as of December 31, 2007, an aggregate of approximately 32 percent of NNN’s annual base rent is generated from properties in Texas and Florida, each representing more than 10 percent. Any financial hardship and/or changes in these industries or states could have an adverse effect on NNN’s financial results.

There are a number of risks inherent in owning real estate and indirect interests in real estate.

NNN’s economic performance and the value of its real estate assets are subject to the risk that if NNN’s properties do not generate revenues sufficient to meet its operating expenses, including debt service, NNN’s cash flow and ability to pay distributions to its shareholders will be adversely affected. As a real estate company, NNN is susceptible to the following real estate industry risks, which are beyond its control:

•	changes in national, regional and local economic conditions and outlook,

•	decreases in consumer spending and retail sales,

•	economic downturns in the areas where NNN’s properties are located,

•	adverse changes in local real estate market conditions, such as an oversupply, reduction in demand or intense competition for tenants,

•	changes in tenant preferences that reduce the attractiveness of NNN’s properties to tenants,

•	zoning, regulatory restrictions, or change in taxes, and

•	changes in interest rates or availability of financing.

All of these factors could result in decreases in market rental rates and increases in vacancy rates, which could adversely affect NNN’s results of operations.

NNN’s real estate investments are illiquid.

Because real estate investments are relatively illiquid, NNN’s ability to adjust the portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service (if any), (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced income from investment. Such reduction in investment income could have an adverse effect on NNN’s financial condition.

NNN may be subject to known or unknown environmental liabilities.

NNN may acquire a property that contains some level of contamination or potential contamination exists, subject to a determination of the level of risk and potential cost of remediation. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property, regardless of fault. It is NNN's policy, as a part of its acquisition due diligence process, generally to obtain an environmental site assessment for each property. In such cases that NNN intends to acquire real estate where contamination or potential contamination exists, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, or (iii) agree to other arrangements deemed appropriate by NNN to address environmental conditions at the property.

NNN has 70 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties. In the event of a bankruptcy or other inability on the part of these parties to cover these costs, NNN may have to cover the costs of remediation, fines or other environmental liabilities at these and other properties. NNN may also own properties where required remediation has not begun or adverse environmental conditions have not yet been detected. This may require remediation or otherwise subject NNN to liability. NNN cannot assure that (i) it will not be required to undertake or pay for removal or remediation of any contamination of the properties currently or previously owned by NNN, (ii) NNN will not be subject to fines by governmental authorities or litigation, or (iii) the costs of such removal, remediation fines or litigation would not be material.

NNN may not be able to successfully execute its acquisition or development strategies.

NNN cannot assure that it will be able to implement its investment strategies successfully. Additionally, NNN cannot assure that its property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because NNN expects to invest in markets other than the ones in which its current properties are located or properties which may be leased to tenants other than those to which

NNN has historically leased properties, NNN will also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to NNN’s management team.

NNN’s development activities are subject to without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN’s control, such as weather or labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN’s financial condition.

NNN may not be able to dispose of properties consistent with its operating strategy.

NNN may be unable to sell properties targeted for disposition (including its Inventory Properties) due to adverse market conditions. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire debt or pay dividends.

A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN’s financial position.

As of December 31, 2007, the Residuals had a carrying value of $24,340,000. The value of these Residuals is based on discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.

NNN may suffer a loss in the event of a default or bankruptcy of a borrower.

If a borrower defaults on a mortgage, structured finance loan or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2007, mortgages and notes receivables had an outstanding principal balance of $51,556,000 and the structured finance investments had an outstanding principal balance of $14,359,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Certain provisions of the leases or loan agreements may be unenforceable.

NNN’s rights and obligations with respect to its leases, structured finance loans, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing NNN’s security interest in the underlying collateral of a borrower. NNN could be adversely impacted if this were to happen with respect to an asset or group of assets.

Property ownership through joint ventures and partnerships could limit NNN’s control of those investments.

Joint ventures or partnerships involve risks not otherwise present for direct investments by NNN. It is possible that NNN’s co-venturers or partners may have different interests or goals than NNN at any time and they may take actions contrary to NNN’s requests, policies or objectives, including NNN’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership. Additionally, the partner may become insolvent or bankrupt.

Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow.

NNN may not be in a position or have the opportunity in the future to complete suitable property acquisitions or developments on advantageous terms due to competition for such properties with others engaged in real estate investment activities. NNN’s inability to successfully acquire or develop new properties may affect NNN’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

Uninsured losses may adversely affect NNN’s ability to pay outstanding indebtedness.

NNN’s properties are generally covered by comprehensive liability, fire, flood, and extended coverage. NNN believes that the insurance carried on its properties is adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, wars or earthquakes) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, whereby reducing NNN’s cash flow.

Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN’s results of operations.

Terrorist attacks may negatively affect NNN's operations. There can be no assurance that there will not be further terrorist attacks against the United States or United States businesses. These attacks may directly impact NNN’s physical facilities or the businesses of its tenants.

The United States is engaged in armed conflict, which could have an impact on NNN’s tenants. The consequences of armed conflict are unpredictable, and NNN may not be able to foresee events that could have an adverse effect on its business.

More generally, any of these events or threats of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, economic recession in the United States or abroad. Any of these occurrences could have a significant adverse impact on NNN’s financial condition or results of operations.

Vacant properties or bankrupt tenants could adversely affect NNN.

As of December 31, 2007, NNN owned 12 vacant, unleased Investment Properties, which accounted for approximately two percent of the total gross leasable area of NNN’s Investment Portfolio, in addition to three vacant land parcels. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. Less than one percent of the total gross leasable area of NNN’s Investment Portfolio is leased to three tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their lease with NNN.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.

As of December 31, 2007, NNN had total mortgage debt and secured notes payable outstanding of approximately $39,480,000, total unsecured notes payable of $890,790,000 and $129,800,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations. The Credit Facility contains financial covenants that could limit the amount of distributions to NNN’s common and preferred stockholders.

The amount of debt outstanding at any time could have important consequences to NNN’s stockholders. For example, it could:

•

require NNN to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, real estate investments and other appropriate business opportunities that may arise in the future,

•	increase NNN’s vulnerability to general adverse economic and industry conditions,

•

limit NNN’s ability to obtain any additional financing it may need in the future for working capital, debt refinancing, capital expenditures, real estate investments, development or other general corporate purposes,

•	make it difficult to satisfy NNN’s debt service requirements,

•	limit NNN’s ability to pay dividends on its outstanding common and preferred stock,

•	limit NNN’s flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business, and

•	limit NNN’s flexibility in conducting its business, which may place NNN at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

NNN’s ability to make scheduled payments of principal or interest on its debt, or to refinance such debt will depend primarily on its future performance, which to a certain extent is subject to the creditworthiness of its tenants, competition, as well as economic, financial, and other factors beyond its control. There can be no assurance that NNN’s business will continue to generate sufficient cash flow from operations in the future to service its debt or meet its other cash needs. If NNN is unable to generate sufficient cash flow from its business, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing to meet its debt obligations and other cash needs.

NNN cannot assure you that any such refinancing, sale of assets or additional financing would be possible on terms and conditions, including but not limited to the interest rate, which NNN would find acceptable.

NNN is obligated to comply with financial and other covenants in its debt that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment under its debt.

NNN’s unsecured debt contains various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•	incur or guarantee additional debt,

•	make certain distributions, investments and other restricted payments, including dividend payments on its outstanding common and preferred stock,

•	limit the ability of restricted subsidiaries to make payments to NNN,

•	enter into transactions with certain affiliates,

•	create certain liens, and

•	consolidate, merge or sell NNN’s assets.

NNN’s secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt,

•	restricting its ability to sell, assign or further encumber the properties securing the debt,

•	restricting its ability to incur additional debt,

•	restricting its ability to amend or modify existing leases, and

•	relating to certain prepayment restrictions.

NNN’s ability to meet some of the covenants in its debt, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by NNN’s tenants under their leases.

In addition, certain covenants in NNN’s debt, including its Credit Facility, require NNN, among other things, to:

•	maintain certain maximum leverage ratios,

•	maintain certain minimum interest and debt service coverage ratios,

•	limit dividends declared and paid to NNN’s common and preferred stockholders, and

•	limit investments in certain types of assets.

The market value of NNN’s equity and debt securities could be substantially affected by various factors.

As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and may be unrelated to NNN’s operating performance or prospects. These factors include among many:

•	general economic and financial market conditions,

•	level and trend of interest rates,

•	NNN’s financial condition and performance,

•	market perception of NNN compared to other REITs, and

•	market perception of REITs compared to other investment sectors.

NNN’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability.

NNN intends to operate in a manner that will allow NNN to continue to qualify as a real estate investment trust (“REIT”). NNN believes it has been organized as, and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service, (“IRS”) could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN’s control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify as a REIT.

If NNN fails to qualify as a REIT, it would not be allowed a deduction for dividends paid to stockholders in computing taxable income and would become subject to federal income tax at regular corporate rates. In this event, NNN could be subject to potentially significant tax liabilities and penalties. Unless entitled to relief under certain statutory provisions, NNN would also be disqualified from treatment as a REIT for the four taxable years following the year during which the qualification was lost. Even if NNN maintains its REIT status, NNN may be subject to certain federal, state and local taxes on its income and property.

Even if NNN remains qualified as a REIT, NNN may face other tax liabilities that reduce operating results and cash flow.

Even if NNN remains qualified for taxation as a REIT, NNN may be subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet the REIT qualification requirements, NNN holds some of its assets through the TRS.

Adverse legislative or regulatory tax changes could reduce the NNN’s earnings, cash flow and market price of our common stock.

At any time, the federal and state income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have retroactive effect, and could adversely affect NNN or its stockholders. For example, legislation enacted in 2003 and extended in 2006 generally reduced the federal income tax rate on most dividends paid by corporations to individual investors to a maximum of 15 percent (through 2010). REIT dividends, with limited exceptions, will not benefit from the rate reduction, because a REIT’s income generally is not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of our common stock.

Changes in accounting pronouncements could adversely impact NNN reported financial performance.

Accounting policies and methods are fundamental to how NNN records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the Commission, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards that govern the preparation of its financial statements. These changes could have a material impact on NNN’s reported financial condition and results of operations. In some cases, NNN could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and negatively affect NNN’s operating decisions.

To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements, on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund capital expenditures or to fund debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2007, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.  Properties

Please refer to Item 1. “Business.”

Item 3.  Legal Proceedings

In the ordinary course of its business, NNN is a party to various legal actions that management believes is routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of these proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the five year period commencing December 31, 2002 and ending December 31, 2007. The graph assumes an investment of $100 on December 31, 2002.

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$25.950	$25.450	$24.580	$26.150	$26.150
Low	22.390	21.760	20.200	22.480	20.200
Close	24.190	21.860	24.380	23.380	23.380

Dividends paid per share	0.335	0.355	0.355	0.355	1.400

2006

High	$23.540	$23.370	$22.460	$24.100	$24.100
Low	20.220	18.810	19.820	21.250	18.810
Close	23.300	19.950	21.600	22.950	22.950

Dividends paid per share	0.325	0.325	0.335	0.335	1.320

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2007		2006
Ordinary dividends	$1.397402	99.8144%	$1.150780	87.1803%
Qualified dividends	0.000414	0.0296%	-	-
Capital gain	0.002184	0.1560%	0.150261	11.3834%
Unrecaptured Section 1250 Gain	-	-	0.018959	1.4363%

	$1.400000	100.0000%	$1.320000	100.0000%

NNN intends to pay regular quarterly dividends to its stockholders, although all future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, NNN’s financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the board of directors deems relevant.

In February 2008, NNN paid dividends to its stockholders of $21,598,000 or $0.355 per share of common stock.

On January 31, 2008, there were 1,556 stockholders of record of common stock.

Item 6.  Selected Financial Data

Historical Financial Highlights

(dollars in thousands, except per share data)

	2007	2006	2005	2004	2003
Gross revenues(1)	$208,630	$180,878	151,831	133,875	112,073
Earnings from continuing operations	85,150	64,695	35,610	30,317	22,519
Net earnings	157,110	182,505	89,400	64,934	53,473
Total assets	2,539,605	1,917,497	1,736,588	1,300,517	1,211,639
Total debt	1,060,070	776,737	861,045	524,241	467,419
Total equity	1,407,285	1,096,505	828,087	756,998	730,754
Cash dividends declared to:
Common stockholders	92,989	76,035	69,018	66,272	55,473
Series A Preferred Stock stockholders	-	4,376	4,008	4,008	4,008
Series B Convertible Preferred Stock stockholders	-	419	1,675	1,675	502
Series C Preferred Stock stockholders	6,785	923	-	-	-
Weighted average common shares:
Basic	66,152,437	57,428,063	52,984,821	51,312,434	43,108,213
Diluted	66,407,530	58,079,875	54,640,143	51,742,518	43,896,800
Per share information:
Earnings from continuing operations:
Basic	1.18	1.03	0.56	0.48	0.42
Diluted	1.18	1.02	0.58	0.48	0.42
Net earnings:
Basic	2.27	3.08	1.58	1.15	1.14
Diluted	2.26	3.05	1.56	1.15	1.13
Dividends declared to:
Common stockholders	1.40	1.32	1.30	1.29	1.28
Series A Preferred Stock stockholders	-	2.45625	2.25	2.25	2.25
Series B Convertible Preferred Stock stockholders	-	41.875	167.50	167.50	50.25
Series C Preferred Stock depositary stockholders	1.84375	0.250955	-	-	-
Other data:
Cash flows provided by (used in):
Operating activities	129,634	1,676	19,226	85,800	54,215
Investing activities	(536,717)	(90,099)	(230,738)	(69,963)	(256,870)
Financing activities	432,907	81,864	217,844	(19,225)	205,965
Funds from operations – diluted(2)	124,113	97,121	81,803	73,065	61,749

(1)

Gross revenues include revenues from NNN’s continuing and discontinued operations. FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations in the income statement to include a component of an entity. Accordingly, the results of operations related to these certain properties that have been classified as held for sale or have been disposed of subsequent to December 31, 2001, the effective date of SFAS No. 144, have been reclassified as earnings from discontinued operations.

(2)

The National Association of Real Estate Investment Trusts (“NAREIT”) developed FFO as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses) on the disposition of real estate held for investment, and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

FFO is generally considered by industry analysts to be the most appropriate measure of operating performance of real estate companies. FFO does not necessarily represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of NNN’s operating performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers FFO an appropriate measure of operating performance of an equity REIT because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as an operating performance measure. NNN’s computation of FFO may differ from the methodology for calculating FFO used by other equity REITs, and therefore, may not be comparable to such other REITs.

NNN has earnings from discontinued operations in each of its segments, investment assets and inventory assets, real estate held for investment and real estate held for sale. All property dispositions from NNN’s investment segment are classified as discontinued operations. In addition, certain properties in NNN’s inventory segment that have generated revenues before disposition are classified as discontinued operations. These inventory properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in a decrease in NNN’s reported total revenues and total and per share earnings from continuing operations and an increase in NNN’s earnings from discontinued operations. However, NNN’s total and per share net earnings available to common stockholders is not affected.

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2007	2006	2005	2004	2003
Reconciliation of funds from operations:
Net earnings	$157,110	$182,505	$89,400	$64,934	$53,473
Real estate depreciation and amortization:
Continuing operations	30,067	20,358	14,331	10,871	9,219
Discontinued operations	315	2,061	6,076	4,844	2,653
Partnership/joint venture real estate depreciation	31	463	606	622	699
Partnership gain on sale of asset	-	(262)	-	-	-
Gain on disposition of equity investment	-	(11,373)	-	-	-
Gain on disposition of investment assets	(56,625)	(91,332)	(9,816)	(2,523)	(287)
Extraordinary gain	-	-	(14,786)	-	-

FFO	130,898	102,420	85,811	78,748	65,757
Series A Preferred Stock dividends(1)	-	(4,376)	(4,008)	(4,008)	(4,008)
Series B Convertible Preferred Stock dividends(1)	-	(419)	(1,675)	(1,675)	(502)
Series C Preferred Stock dividends	(6,785)	(923)	-	-	-

FFO available to common stockholders – basic	124,113	96,702	80,128	73,065	61,247
Series B Convertible Preferred Stock dividends, if dilutive	-	419	1,675	-	502

FFO available to common stockholders – diluted	$124,113	$97,121	$81,803	$73,065	$61,749

(1)	The Series A and Series B Convertible Preferred stock issuances are no longer outstanding.

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.”

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, and the forward-looking disclaimer language in italics before Item 1. “Business.”

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets and mortgages, and notes receivable (including structured finance investments) on the consolidated balance sheets (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned subsidiaries. NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, owns real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). Additionally, the TRS acquires and develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”).

As of December 31, 2007, NNN owned 908 Investment Properties, with an aggregate leasable area of 10,610,000 square feet, located in 44 states. Approximately 98 percent of NNN’s Investment Portfolio was leased at December 31, 2007. In addition to the Investment Properties, as of December 31, 2007, NNN had $65,964,000 and $24,340,000 in mortgages and notes receivable (including accrued interest receivable) and commercial mortgage residual interests, respectively. As of December 31, 2007, the TRS owned 23 Development Properties (eight completed inventory, nine under construction and six land parcels) and 33 Exchange Properties.

NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of NNN’s Investment Portfolio and structured finance investments (such as tenant, geographic and industry classification diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios and profitability measures, industry trends and performance compared to that of NNN, and returns NNN receives on its invested capital.

The growth of the Investment Portfolio from 524 properties to 908 properties over the three years ending December 31, 2007 has increased property diversification. NNN has increased its investments in the convenience store sector. This sector represents a large part of the freestanding retail property marketplace which NNN believes represents an area of attractive investment opportunity. Similarly, NNN has some geographic concentration in the south and southeast which NNN believes are areas of above average population growth.

NNN formed a joint venture with an institutional investor in 2007. This joint venture plans to acquire up to $220 million of real estate assets leased to convenience store operators. NNN owns a 15 percent equity ownership interest in the joint venture which mitigates NNN’s convenience store sector concentration compared to acquiring these assets in the Investment Portfolio. Additionally, the joint venture provides an additional source of capital to fund property acquisitions.

As of December 31, 2007, 2006 and 2005, occupancy of the Investment Portfolio has averaged 98 percent. The Investment Portfolio’s average remaining lease term of 13 years has remained fairly constant over the past three years which, coupled with its net lease structure, provide enhanced probability of maintaining occupancy and operating earnings in periods of soft economic conditions.

Critical Accounting Policies and Estimates

The preparation of NNN’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and judgments; however, actual results may differ from these estimates and assumptions which in turn could have a material impact on NNN’s financial statements. A summary of NNN’s accounting policies and procedures are included in Note 1 of NNN’s consolidated financial statements. Management believes the following critical accounting policies among others affect its more significant judgments and estimates used in the preparation of NNN’s consolidated financial statements.

Real Estate – Investment Portfolio.  NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease – For acquisitions of real estate subject to a lease subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and value of tenant relationships, based in each case on their relative fair values.

Real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method  –  Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method  –  Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.

Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Real Estate   –  Inventory Portfolio.   The TRS acquires and/or develops and owns properties for the purpose of re-sale. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the TRS. The TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated.

Commercial Mortgage Residual Interest at Fair Value.  Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The commercial mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. Certain of the commercial mortgage residual interests have been pledged as security for notes payable.

Revenue Recognition.  Rental revenues for non-development real estate assets are recognized when earned in accordance with SFAS 13, “Accounting for Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Use of Estimates.  Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, the recoverability of the carrying value of long-lived assets, including the commercial mortgage residual interests, the collectibility of receivables from tenants, including accrued rental income, and capitalized overhead relating to development projects. Actual results could differ from those estimates.

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio as of December 31:

	2007	2006	2005
Investment Properties Owned:
Number	908	710	524
Total gross leasable area (square feet)	10,610,000	9,341,000	9,227,000

Investment Properties Leased:
Number	892	697	512
Total gross leasable area (square feet)	10,355,000	9,173,000	9,066,000
Percent of total gross leasable area – leased	98%	98%	98%
Weighted average remaining lease term (years)	13	12	11

The following table summarizes the lease expirations of NNN’s Investment Portfolio as of December 31, 2007:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2008	0.7%	14	258,000	2014	5.0%	31	509,000
2009	1.8%	24	458,000	2015	2.9%	20	469,000
2010	3.1%	38	401,000	2016	2.3%	16	262,000
2011	2.3%	21	336,000	2017	4.9%	27	674,000
2012	4.0%	35	563,000	2018	4.3%	33	505,000
2013	4.3%	32	687,000	Thereafter	64.4%	601	5,233,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2007.
(2)	Approximate square feet.

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2007	2006	2005
1.	Convenience Stores	23.9%	16.3%	12.1%
2.	Restaurants – Full Service	10.3%	12.1%	6.6%
3.	Drug Stores	5.0%	8.3%	10.0%
4.	Automotive Parts	4.9%	1.6%	0.1%
5.	Books	4.4%	5.7%	5.8%
6.	Consumer Electronics	4.3%	5.6%	5.9%
7.	Theaters	4.2%	-	-
8.	Car Washes	4.0%	-	-
9.	Sporting Goods	3.9%	7.3%	7.4%
10.	Restaurants – Limited Service	3.7%	4.7%	3.0%
	Other	31.4%	38.4%	49.1%

		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as December 31, of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located in as of December 31, 2007:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	201	20.2%
2.	Florida	84	11.3%
3.	North Carolina	62	6.8%
4.	Illinois	38	6.6%
5.	Georgia	48	5.3%
6.	Pennsylvania	80	4.7%
7.	Indiana	36	3.7%
8.	Colorado	15	3.4%
9.	Ohio	28	3.4%
10.	Missouri	19	3.0%
	Other	297	31.6%

		908	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2007.

Property Acquisitions.  The following table summarizes the Investment Properties acquired for each of the years ended December 31 (dollars in thousands):

	2007	2006	2005
Acquisitions:
Number of Investment Properties	235	213	170
Gross leasable area (square feet)	2,205,000	1,130,000	1,150,000
Total dollars invested(1)	$696,682	$371,898	$332,461

(1)	Includes dollars invested on projects under construction for each respective year.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2007	2006	2005
Number of properties	37	30	12
Gross leasable area (square feet)	997,000	1,015,000	476,000
Net sales proceeds	$146,041	$319,361	$40,377
Net gain	$56,625	$91,332	$9,816

Property Analysis  –  Inventory Portfolio

General.   The following summarizes the number of properties held for sale in the Inventory Portfolio as of December 31:

	2007	2006	2005
Development Portfolio:
Completed Inventory Properties	8	11	1
Properties under construction	9	5	12
Land parcels	6	13	4

	23	29	17

Exchange Portfolio:
Inventory Properties	33	68	46

Total Inventory Properties	56	97	63

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2007	2006	2005
Development Portfolio:
Number of properties acquired	3	16	15
Dollars invested(1)	$64,694	$82,524	$67,846

Exchange Portfolio:
Number of properties acquired	23	77	58
Dollars invested	$105,152	$118,553	$66,527

Total dollars invested	$169,846	$201,077	$134,373

(1)	Includes dollars invested on projects under construction for each respective year.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2007		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development(1)	13	$5,125	9	$5,774	12	$12,987
Exchange	58	5,888	55	3,892	16	2,641

	71	$11,013	64	$9,666	28	$15,628

(1)	Net of any intercompany eliminations or minority interest.

Business Combinations

Orange Avenue Mortgage Investments, Inc.  In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, leaving OAMI with an interest in seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. On May 2, 2005, NNN exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. As a result of the option exercise, NNN has consolidated OAMI in its consolidated financial statements.

In accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”), NNN recorded the assets and liabilities of OAMI at fair value and recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets.

Between June 2001 and July 2003, a wholly owned subsidiary of NNN, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of NNN, is an officer, director and indirect stockholder of OAMI. Craig Macnab, an officer and director of NNN, and Julian E. Whitehurst, an officer of NNN, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, NLF held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting.

As a result of NNN’s acquisition of 78.9 percent equity interest in OAMI, NNN’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in NNN’s consolidated financial statements. In addition, certain officers and directors of NNN own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, NNN received $2,749,000 in distribution from the LLCs during the year ended December 31, 2005. For the year ended December 31, 2005, NNN recognized $1,467,000 of earnings from the LLCs.

In connection with the independent valuations of the Residuals’ fair value, NNN reduced the carrying value of the Residuals to reflect such fair value at December 31, 2007. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment. NNN recorded an other than temporary valuation impairment of $638,000 and $8,779,000 for the years ended December 31, 2007 and 2006, respectively. In addition, NNN recorded $326,000 of unrealized losses and $1,992,000 of unrealized gains as other comprehensive income for the years ended December 31, 2007 and 2006, respectively.

NNN merged certain of its wholly owned subsidiaries into National Retail Properties, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT election, $3,453,000 of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective commercial mortgage residual interests.

National Properties Corporation.  On June 16, 2005, NNN acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE stockholders received 1,636,532 newly issued shares of NNN’s common stock. In accordance with SFAS 141, the acquisition price of $32,199,000 was allocated to the assets acquired and liabilities assumed at their fair values.

Revenue from Continuing Operations Analysis

General.  During the year ended December 31, 2007, NNN’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). NNN anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

							2007 Versus 2006 Percent Increase (Decrease)	2006 Versus 2005 Percent Increase (Decrease)
				Percent of Total
	2007	2006	2005	2007	2006	2005
Rental Income(1)	$170,733	$125,004	$91,876	91.6%	88.6%	84.1%	36.6%	36.1%
Real estate expense reimbursement from tenants	5,720	4,619	3,902	3.1%	3.3%	3.6%	23.8%	18.4%
Interest and other income from real estate transactions	5,076	4,265	6,111	2.7%	3.0%	5.6%	19.0%	(30.2)%
Interest income on commercial mortgage residual interests	4,882	7,268	7,349	2.6%	5.1%	6.7%	(32.8)%	(1.1)%

Total revenues from continuing operations	$186,411	$141,156	$109,238	100.0%	100.0%	100.0%	32.1%	29.2%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income.  NNN has identified two primary operating segments, and thus, sources of revenue: (i) earnings from NNN’s Investment Assets and (ii) earnings from NNN’s Inventory Assets. NNN revenues from continuing operations come primarily from Investment Assets The following table summarizes the revenues from continuing operations for each of the years ended December 31, (dollars in thousands):

				Percent of Total			2007 Versus 2006 Percent Increase (Decrease)	2006 Versus 2005 Percent Increase (Decrease)
	2007	2006	2005	2007	2006	2005
Investment Assets	$170,234	$124,702	$104,681	91.3%	88.3%	95.8%	36.5%	19.1%
Inventory Assets	16,177	16,454	4,557	8.7%	11.7%	4.2%	(1.7)%	261.1%

Total revenues	$186,411	$141,156	$109,238	100.0%	100.0%	100.0%	32.1%	29.2%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006.

Rental Income.  Rental income increased for the year ended December 31, 2007 as compared to the same period in 2006 primarily from NNN’s acquisition of 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet during the year ended December 31, 2007. The Investment Portfolio occupancy rate remained relatively stable at approximately 98 percent for each of the years ended December 31, 2007 and 2006.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants remained relatively constant as a percentage of revenues from continuing operations, but increased for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was attributable to a full year of reimbursement from certain properties acquired in 2006 and the reimbursements from the newly acquired Investment Properties acquired in 2007.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions increased for the year ended December 31, 2007 as compared to the same period in 2006. This increase is primarily attributable to an increase in interest income on its mortgages and notes receivables. The aggregate principal balance of NNN’s mortgages and notes receivables at December 31, 2007 and 2006 was $51,556,000 and $17,227,000, respectively. The increase in interest income was partially offset by a lower weighted average outstanding principal balance on NNN’s structured finance investments during 2007. NNN recorded interest income of $4,240,000 and $3,966,000 for the years ended December 31, 2007 and 2006, respectively.

Interest Income on Commercial Mortgage Residual Interests.  The decrease in interest income on commercial mortgage residual interests for the year ended December 31, 2007 as compared to 2006 is primarily the result of the amortization and pre-payments of the underlying notes.

Gain from Disposition of Real Estate, Inventory Portfolio.  Inventory Properties typically are operating properties and are classified as discontinued operations. However, the gains on the sale of Inventory Properties which are sold prior to rent commencement are reported in continuing operations. The decrease in the gain from the disposition of real estate is primarily due to the timing of sales of these Inventory Properties.

The following table summarizes the Inventory Property dispositions included in continuing operations for the years ended December 31 (dollars in thousands):

	2007		2006
	# of Properties	Gain	# of Properties	Gain
Gain	2	$332	6	$8,000
Minority interest	-	-	-	(3,609)

Gain, net of minority interest	2	$332	6	$4,391

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005.

Rental Income.  NNN’s Rental Income increased primarily due to the addition of an aggregate gross leasable area of 1,130,000 square feet to NNN’s Investment Portfolio resulting from the acquisition of an additional 213 Investment Properties during the year ended December 31, 2006. The Investment Portfolio occupancy rate remained relatively stable at approximately 98 percent for each of the years ended December 31, 2006 and 2005.

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

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2006, primarily due to a decrease in interest earned on the structured finance investments compared to the year ended December 31, 2005. The weighted average outstanding principal balance of the structured finance investments during the year ended December 31, 2006 and 2005 was $16,834,000 and $27,584,000, respectively. In addition, NNN received $886,000 of disposition and development fee income during the year ended December 31, 2006. There was no fee income recognized in 2006.

Interest Income on Commercial Mortgage Residual Interests.  NNN recognizes interest income on commercial mortgage residual interests as a result of its acquisition of 78.9 percent equity interest in OAMI in May 2005. As a result of the timing of the acquisition, NNN recognized such income for the entire year ended December 31, 2006, versus a partial period in 2005 (see “Business Combinations”). However, the increase in interest income from the commercial mortgage residual interests for the year ended December 31, 2006, is partially offset by a decrease in interest income as a result of the amortization and prepayments of the underlying loans.

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

Analysis of Expenses from Continuing Operations

General.  During 2007, operating expenses from continuing operations increased primarily as a result of the acquisition of additional properties and was offset by a decrease in impairments. Operating expenses from continuing operations decreased as a percentage from NNN’s total revenues from continuing operations due to increased efficiencies. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2007	2006	2005
General and administrative	$23,542	$24,009	$22,401
Real estate	8,272	6,701	5,613
Depreciation and amortization	32,593	22,445	16,252
Impairment – real estate	791	-	1,673
Impairment – commercial mortgage residual interests valuation	638	8,779	2,382
Restructuring costs	-	1,580	-

Total operating expenses	$65,836	$63,514	$48,321

Interest and other income	$(4,753)	$(3,816)	$(2,039)
Interest expense	49,286	45,872	33,309

Total other expenses (revenues)	$44,533	$42,056	$31,270

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2007 Versus 2006 Percent Increase (Decrease)	2006 Versus 2005 Percent Increase (Decrease)
	2007	2006	2005	2007	2006	2005
General and administrative	35.8%	37.8%	46.4%	12.6%	17.0%	20.5%	(1.9)%	7.2%
Real estate	12.5%	10.6%	11.6%	4.5%	4.8%	5.1%	23.4%	19.4%
Depreciation and amortization	49.5%	35.3%	33.6%	17.5%	15.9%	14.9%	45.2%	38.1%
Impairment – real estate	1.2%	-	3.5%	0.4%	-	1.5%	100.0%	(100.0)%
Impairment – commercial mortgage residual interests valuation	1.0%	13.8%	4.9%	0.3%	6.2%	2.2%	(92.7)%	268.6%
Restructuring costs	-	2.5%	-	-	1.1%	-	(100.0)%	100.0%

Total operating expenses	100.0%	100.0%	100.0%	35.3%	45.0%	44.2%	3.7%	31.4%

Interest and other income	(10.7)%	(9.1)%	(6.5)%	(2.5)%	(2.7)%	(1.9)%	24.6%	87.2%
Interest expense	110.7%	109.1%	106.5%	26.4%	32.5%	30.5%	7.4%	37.7%

Total other expenses (revenues)	100.0%	100.0%	100.0%	23.9%	29.8%	28.6%	5.9%	34.5%

Comparison of Year End December 31, 2007 to Year Ended December 31, 2006.

General and Administrative.  General and administrative expenses decreased slightly for the year ended December 31, 2007 as compared to the same period in 2006; however, such expenses remained fairly consistent as a percentage of total operating expense from continuing operations. The decrease in general and administrative expenses for 2007 was primarily attributable to a decrease in expenses related to personnel compensation, and a decrease in lost pursuit costs.

Real Estate.  Real estate expenses increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006; however, such expenses remained fairly consistent as a percentage of total revenues from continuing operations. The increase in real estate expenses for 2007 as compared to the same period for 2006 is primarily attributable to (i) an increase in tenant reimbursable real estate expenses, and (ii) an increase in certain real estate expenses that were not reimbursable by tenants.

Depreciation and Amortization.  Depreciation and amortization expenses increased for the year ended December 31, 2007, as compared to the year ended December 31, 2006. The increase for the year ended December 31, 2007, as compared to the same period in 2006 is attributable to (i) the acquisition of 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet in 2007, and (ii) a full year of depreciation and amortization on the 213 Investment Properties with an aggregate gross leasable area of 1,130,000 square feet which were acquired during 2006. The increase in depreciation and amortization was partially offset by the disposition of 37 Investment Properties with an aggregate gross leasable area of 997,000 square feet during the year ended December 31, 2007.

Impairment – Real Estate.  NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the year ended December 31, 2007, NNN recorded impairments totaling $791,000. No impairments were recorded during the year ended December 31, 2006.

Impairment – Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals’ fair value, NNN reduced the carrying value of the Residuals to reflect such fair value at December 31, 2007 and 2006. In 2007, due to changes in market conditions relating to residual assets, the independent valuation increased the discount rate from 17% to 25%. Other than temporary valuation adjustments are recorded as a reduction of earnings from operations. For the years ended December 2007 and 2006, NNN recorded an other than temporary impairment of $638,000 and $8,779,000, respectively.

Restructuring Costs.   During the year ended December 31, 2006, NNN recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006. No such costs were incurred during 2007.

Interest Expense.  The increase in interest expense for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is primarily attributable to an increase of $126,164,000 in weighted average long-term debt outstanding. The increase in the weighted average long-term debt was due to the increase in dollars invested in Investment and Inventory Properties. The increase in interest expense was partially offset by an increase of $1,440,000 in the interest capitalized to construction projects in 2007, as well as by a decrease in the overall weighted average interest rate for 2007 as compared to 2006. The following represents the primary changes in debt:

(i)	issuance of $250,000,000 of notes payable in September 2007 with an effective interest rate of 6.92% due in October 2017,
(ii)	repayment of mortgage in September 2007 with balance of $7,305,000 at December 31, 2006 and an interest rate of 7.37%,
(iii)	the decrease in the weighted average debt outstanding on the revolving credit facility (decreased by $28,506,000),
(iv)	issuance of $172,500,000 of notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026,
(v)	payoff of the $20,800,000 variable rate term note in October 2007, which was assumed in connection with the acquisition of NAPE in June 2005,
(vi)	repayment of a mortgage in February 2006 with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.435%, and
(vii)	payoff of the $10,500,000 OAMI secured note payable with a stated interest rate of 10.00%.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005.

General and Administrative.  General and administrative expenses increased for the year ended December 31, 2006, however, such expenses decreased as a percentage of total operating expenses from continuing operations for the year ended December 31, 2006. The increase in general and administrative expenses for 2006 was primarily attributable to (i) an increase in expenses related to personnel compensation, (ii) an increase in professional services provided to NNN, and (iii) an increase in lost pursuit costs. The increase in 2006 was partially offset by the decrease in expenses related to personnel as a result of a workforce reduction in April 2006 and an increase in costs capitalized to projects under development.

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

Impairment – Real Estate.  NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset.

Impairment – Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals’ fair value, NNN recorded an other than temporary valuation impairment of $8,779,000 and $2,382,000 for the years ended December 31, 2006 and 2005, respectively.

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

NNN reduced the carrying value of the Residuals during the year ended December 31, 2006, based upon the fair value as determined by an independent valuation. The decrease in the value of the Residuals was primarily the result of the increase in prepayment speeds of the underlying loans. The valuation adjustments that are considered other than temporary are recorded as a reduction of earnings from operations.

Restructuring Costs.  During the year ended December 31, 2006, NNN recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

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

Investment in Unconsolidated Affiliates

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV I”) with an affiliate of Crow Holdings Realty Partners IV, L.P. and holds a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interests. During the year ended December 31, 2007, in accordance with the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%. The loan balance was paid in full in November 2007.

In October 2006, NNN sold its equity investment in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $10,239,000 and recognized a gain of $11,373,000. Plaza owned a 346,000 square foot office building, one floor of which serves as NNN’s headquarters office, and an interest in an adjacent parking garage. In connection with the sale, NNN was released as a guarantor of Plaza’s $14,000,000 unsecured promissory note.

During the years ended December 31, 2007, 2006 and 2005, NNN recognized equity in earnings of unconsolidated affiliates of $49,000, $122,000, and $1,209,000, respectively. The decrease in equity in earnings of unconsolidated affiliates prior to the years ended December 31, 2007 and 2006, was primarily attributable to the decrease in the income earned on investments in commercial mortgage residual interests as a result of the acquisition of 78.9 percent equity interest in OAMI in May 2005. Subsequent to the acquisition, NNN’s interest in the LLCs was no longer being accounted for as an equity investment and is now included as a part of OAMI in NNN’s consolidated financial statements.

Earnings from Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired subsequent to December 31, 2001, as well as, the revenues and expenses related to any Investment Property that was held for sale at December 31, 2007. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties which generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2007			2006			2005
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	37	$56,625	$63,338	30	$91,332	$109,664	12	$9,816	$29,453
Inventory Assets, net of minority interest	69	10,681	8,622	58	5,275	8,146	22	13,618	9,551

	106	$67,306	$71,960	88	$96,607	$117,810	34	$23,434	$39,004

NNN occasionally sells Investment Properties and may reinvest the proceeds of the sales to purchase new properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Extraordinary Gain

During the year ended December 31, 2005, NNN recognized an extraordinary gain of $14,786,000, which resulted from the difference between NNN’s portion of the fair value of net assets acquired in the acquisition of 78.9 percent equity interest in OAMI and the purchase price (see “Business Combinations”).

Impact of Inflation

NNN’s leases typically contain provisions to mitigate the adverse impact of inflation on NNN’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. During times when inflation is greater than increases in rent, rent increases may not keep up with the rate of inflation.

The Investment Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses of a property, thus, NNN’s exposure to inflation is reduced. Inflation may have an adverse impact on NNN’s tenants.

Liquidity

General.   NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and dividends; (ii) property acquisitions and development, mortgages and notes receivable, structured finance investments and capital expenditures; (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

NNN expects to meet these requirements (other than amounts required for additional property investments, mortgages and notes receivables and structured finance investments) through cash provided from operations and NNN’s revolving credit facility. NNN utilizes its credit facility to meet its short term working capital requirements. As of December 31, 2007, $129,800,000 was outstanding and approximately $270,200,000 was available for future borrowings under the credit facility, excluding undrawn letters of credit totaling $2,685,000. NNN anticipates that any additional investments in properties, mortgages and notes receivables and structured finance investments during the next 12 months will be funded with cash provided from operations, long-term debt and the issuance of common or preferred equity, which may be initially funded with proceeds from NNN’s revolving credit facility. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Below is a summary of NNN’s cash flows for each of the years ended December 31 (in thousands):

	2007	2006	2005
Cash and cash equivalents:
Provided by operating activities	$129,634	$1,676	$19,226
Used in investing activities	(536,717)	(90,099)	(230,783)
Provided by financing activities	432,907	81,864	217,844

Increase (decrease)	25,824	(6,559)	6,287
January 1	1,675	8,234	1,947

December 31	$27,499	$1,675	$8,234

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less general and administrative expenses, interest expense and acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the years ended December 31, 2007, 2006 and 2005, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the year ended December 31, 2007 included the following significant transactions:

•	$247,498,000 in net proceeds from issuance of notes due in October 2017,

•	$135,750,000 in net proceeds from the issuance of 5,750,000 shares of common stock,

•	$99,150,000 in net proceeds from the issuance of 4,000,000 shares of common stock,

•	$92,989,000 in dividends paid to common stockholders,

•	$6,785,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred stock,

•	$44,540,000 paid to redeem all outstanding shares of Series A Preferred stock,

•	$101,800,000 in net proceeds from NNN’s credit facility,

•	$62,980,000 in net proceeds from the issuance of 2,645,257 common shares in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$10,500,000 repayment of secured note payable,

•	$20,800,000 repayment of term note, and

•	$26,007,000 repurchase of the properties under the financing lease obligation.

Financing Strategy

NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements and providing value to NNN’s stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.

NNN typically funds its short-term liquidity requirements including investments in additional Investment Properties with cash from its $400,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2007, $129,800,000 was outstanding and approximately $270,200,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $2,685,000.

For the year ended December 31, 2007, NNN’s ratio of total indebtedness to total gross assets (before accumulated depreciation) was approximately 43 percent and the secured indebtedness to total gross assets was approximately one percent. The total debt to total market capitalization was approximately 39 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2007. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2007.

	Expected Maturity Date (dollars in thousands)
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt(1)	$931,980	$113,190	$1,001	$21,022	$173,598	$69,291	$553,878
Credit Facility	129,800	-	129,800	-	-	-	-
Operating lease	6,261	839	865	891	917	945	1,804

Total contractual cash obligations(2)	$1,068,041	$114,029	$131,666	$21,913	$174,515	$70,236	$555,682

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, convertible notes payable and notes payable and excludes unamortized note discounts.
(2)	Excludes $11,243 of accrued interest payable.

In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded at December 31, 2007
Investment Portfolio	27	$71,883	$44,561
Inventory Portfolio	9	24,097	17,125

	36	$95,980	$61,686

(1) Including land costs.

As of December 31, 2007 NNN had outstanding letters of credit totaling $2,685,000 under its Credit Facility.

As of December 31, 2007, NNN does not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its revolving credit facility and debt or equity financings.

Many of the Investment Properties are recently constructed and are generally net leased. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN's Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with NNN’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under NNN’s Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of January 31, 2008, NNN owns 13 vacant, unleased Investment Properties which account for approximately three percent of the total gross leasable area of NNN’s Investment Portfolio in addition to three vacant land parcels. Additionally, less than one percent of the total gross leasable area of NNN’s Investment Portfolio is leased to three tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2007, 2006 and 2005, NNN declared and paid dividends to its common stockholders of $92,989,000, $76,035,000, and $69,018,000, respectively, or $1.40, $1.32 and $1.30 per share respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2007		2006		2005
Ordinary dividends	$1.397402	99.8144%	$1.150780	87.1803%	$1.068470	82.1900%
Qualified dividends	0.000414	0.0296%	-	-	0.224510	17.2700%
Capital gain	0.002184	0.1560%	0.150261	11.3834%	-	-
Unrecaptured Section 1250 Gain	-	-	0.018959	1.4363%	0.002210	0.1700%
Nontaxable distributions	-	-	-	-	0.004810	0.3700%

	$1.400000	100.0000%	$1.320000	100.0000%	$1.300000	100.0000%

In February 2008, NNN paid dividends to its common stockholders of $21,598,000, or $0.355 per share of common stock.

Holders of each of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of NNN’s preferred stock (dollars in thousands, except per share data):

Non-Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Year Ended December 31,
				2007		2006		2005
				Total	Per Share	Total	Per Share	Total	Per Share
9% Series A(1)	-	$25.00	$25.00000	$-	$-	$4,376	$2.456250	$4,008	$2.25

6.7% Series B Convertible(2)	-	2,500.00	167.50000	-	-	419	41.875000	1,675	167.50

7.375% Series C(3)	3,680,000	25.00	1.84375	6,785,000	1.84375	923	0.250955	-	-

(1)

Effective January 2, 2007, NNN redeemed all 1,781,589 shares of Series A Preferred Stock at their redemption price of $25.00 per share plus all accumulated and unpaid dividends through the redemption date of $0.20625 per share, for an aggregate redemption price of $25.20625. Dividends declared and paid in 2006 include $367 of dividends payable at December 31, 2006, which were paid in 2007.

(2)	In April 2006, the holder of NNN’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.
(3)	In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Preferred Stock. See “Capital Resources – Debt and Equity Securities.”

Restricted Cash.  Restricted cash consisted of amounts held in restricted accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”). In December 2007, in accordance to agreements with the Buyer, all restrictions were released, therefore, as of December 31, 2007 NNN has no cash held in restricted accounts. The amount held in these accounts at December 31, 2006 was $36,728,000. NNN used a portion of the amounts released to repay the $10,500,000 OAMI secured note payable.

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2007	Percentage of Total	2006	Percentage of Total
Line of credit payable	$129,800	12.2%	$28,000	3.6%
Mortgages payable	27,480	2.6%	35,892	4.6%
Notes payable – secured	12,000	1.1%	24,500	3.2%
Notes payable – convertible	172,500	16.3%	172,500	22.2%
Notes payable	718,290	67.8%	489,804	63.1%
Financing lease obligation	-	-	26,041	3.3%

Total outstanding debt	$1,060,070	100.0%	$776,737	100.0%

Line of Credit Payable.  In October 2007, NNN exercised the $100,000,000 accordion feature of its existing revolving Credit Facility increasing the borrowing capacity to $400,000,000 from $300,000,000. The terms of the Credit Facility provide for (i) a tiered interest rate structure of a maximum of 112.5 basis points above LIBOR (based upon the debt rating of NNN, the current interest rate is 80 basis points above LIBOR), (ii) requires NNN to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of NNN, the current commitment fee is 20 basis points), (iii) provides for a competitive bid option for up to 50 percent of the facility amount and (iv) expires on May 8, 2009. The principal balance is due in full upon expiration of the Credit Facility in May 2009, which NNN may request to be extended for an additional 12 months. As of December 31, 2007, $129,800,000 was outstanding and approximately $270,200,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $2,685,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2007, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, its access to the debt or equity markets may become impaired.

Mortgages Payable.  In September 2007, upon maturity, NNN repaid the outstanding principal balance on the long-term fixed rate loan which had an original principal balance of $12,000,000, and was secured by a first mortgage on nine Investment Properties. Upon repayment of the loan, the encumbered Investment Properties were released from the mortgage. As of December 31, 2006, the outstanding principal balance was $7,305,000 with an interest rate of 7.37%.

In February 2006, upon maturity, NNN repaid the outstanding principal balance of its long-term, fixed rate loan with an original principal balance of $39,450,000, which was secured by a first mortgage on certain of NNN’s Investment Properties. Upon repayment of the loan, the Investment Properties were released from the mortgage. As of December 31, 2005, the outstanding principal balance was $18,538,000 with an interest rate of 7.44%.

In May 2006, NNN disposed of three Investment Properties that were subject to a first mortgage with an original and outstanding principal balance of $95,000,000 with an interest rate of 5.40%. Upon disposition of these Investment Properties, the buyer assumed the mortgage.

Notes Payable – Secured.  In December 2007, NNN repaid the outstanding principal balance of $10,500,000 on one of its secured notes which had an interest rate of 10.00%. NNN repaid the outstanding balance of the note with the restricted cash that was released in December 2007.

Notes Payable – Convertible.  In September 2006, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $150,000,000 of 3.95% convertible senior notes due September 2026 (with a 2011 put option). Subsequently, NNN issued an additional $22,500,000 in connection with the underwriters’ over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes were sold at par with interest payable semi-annually commencing on March 15, 2007 (effective interest rate of 3.95%).

The notes are convertible, at the option of the holder, at any time on or after September 15, 2025. Prior to September 15, 2025, holders may convert their Convertible Notes under certain circumstances. The initial conversion rate per $1,000 principal amount of Convertible Notes was 40.9015 shares of NNN’s common stock, which was equivalent to an initial conversion price of $24.4490 per share of common stock. The initial conversion rate is subject to adjustment in certain circumstances. As a result of the increase in NNN’s dividend, the conversion rate was adjusted to 41.0028, which is equivalent to a conversion price of $24.3886 per share. Upon conversion of each $1,000 principal amount of Convertible Notes, NNN will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at NNN’s option, in cash, common stock or a combination thereof.

The Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after September 20, 2011 for cash equal to 100% of the principal amount of the Convertible Notes being redeemed plus unpaid interest accrued to, but not including, the redemption date. In addition, on September 20, 2011, September 15, 2016 and September 15, 2021 note holders may require NNN to repurchase the notes for cash equal to the principal amount of the Convertible Notes to be repurchased plus accrued interest thereon.

In connection with the Convertible Notes offering, NNN incurred debt issuance costs totaling $3,850,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, September 20, 2011, using the effective interest method.

NNN used the proceeds of the Convertible Notes to pay down outstanding indebtedness under the Credit Facility.

Notes Payable.  Each of NNN’s outstanding series of publicly held non-convertible notes are summarized in the table below (dollars in thousands).

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Commencement of Semi- Annual Interest Payments	Maturity Date
2008(1)(7)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2010(1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012(1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	June 2006	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	April 2008	October 2017

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN's Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount and interest rate hedge (as applicable).
(5)

NNN entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000. Upon issuance of the 2014 Notes, NNN terminated the forward starting interest rate swap agreement resulting in a gain of $4,148. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

(6)

NNN entered into an interest rate hedge with a notional amount of $100,000. Upon issuance of the 2017 Notes, NNN terminated the interest rate hedge agreement resulting in a loss of $3,228. The loss has been deferred and is being amortized as an adjustment to interest expense over the term of the 2017 Notes using the effective interest method.

(7)	NNN anticipates using proceeds from the Credit Facility to fund the maturity of the 2008 Note.

Each series of notes represent senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture relating to the notes.

In connection with the note offerings, NNN incurred debt issuance costs totaling $6,667,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2007, NNN was in compliance with those covenants. In the event that NNN violates any of the certain restrictive financial covenants, its access to the debt or equity markets may become impaired.

In addition, in connection with the acquisition of NAPE, NNN assumed a $20,800,000 term note payable (“Term Note”). In October 2007, NNN repaid the outstanding principal balance on its $20,800,000 term note. The term note had a weighted interest rate of 6.62% as of December 2006.

Financing Lease Obligation.  In July 2004, NNN sold five investment properties for approximately $26,041,000 and subsequently leased back the properties under a 10-year financing lease obligation. NNN may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” NNN has recognized the sale as a financing transaction. The 10-year financing lease bears an interest rate of 5.00% annually with monthly interest payments of $109,000 and expires in June 2014 unless either the put or call option was exercised. In November 2007, NNN repurchased the properties under the agreements of the put option for approximately $26,007,000.

Debt and Equity Securities.

NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. NNN has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investor Service and Fitch Ratings on its senior, unsecured debt since 1998. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

A description of NNN’s outstanding series of publicly held notes is found under “Debt – Notes Payable – Convertible” and “Debt – Notes Payable” above.

7.375% Series C Cumulative Redeemable Preferred Stock.  In October 2006, NNN issued 3,200,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Redeemable Preferred Stock”), and received gross proceeds of $80,000,000. Subsequently, NNN issued an additional 480,000 depositary shares in connection with the underwriters’ over-allotment option and received gross proceeds of $12,000,000. In connection with this offering, NNN incurred stock issuance costs of approximately $3,098,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 7.375% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Redeemable Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. NNN may redeem the Series C Redeemable Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends.

In January 2007, NNN used $44,540,000 of the net proceeds from the offering to redeem the Series A Preferred Stock; and the remainder of the net proceeds were to repay borrowings under the Credit Facility.

Common Stock Issuances.  In March 2007, NNN issued 5,000,000 shares of common stock at a price of $24.70 per share and received net proceeds of $118,020,000. Subsequently, in April 2007, NNN issued an additional 750,000 shares of common stock in connection with the underwriters’ over-allotment option and received net proceeds of $17,730,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $6,217,000 consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

In October 2007, NNN issued 4,000,000 shares of common stock at a price of $25.94 per share and received net proceeds of $99,150,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $4,874,000 consisting primarily of underwriter’s fees and commissions, legal and accounting fees. In October 2007, NNN used a portion of the net proceeds to repay the outstanding principal balance on its term note.

In June 2005, in connection with the acquisition of National Properties Corporation (see “Results of Operations – Business Combination”), NNN issued 1,636,532 newly issued shares of NNN’s common stock in exchange for 100 percent of the common stock of NAPE.

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”), which permits the issuance by NNN of up to 12,191,394 shares of common stock. The DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP for each of the years ended December 31 (dollars in thousands):

	2007	2006
Shares of common stock	2,645,257	3,046,408
Net proceeds	$62,980	$65,722

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Investment in Unconsolidated Affiliates – In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV I”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV I plans to acquire up to $220,000,000 of real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. During the year ended December 31, 2007, in accordance with the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%. The loan balance was paid in full in November 2007.

Mortgages and Notes Receivable. Mortgages are loans secured by real estate, real estate securities or other assets. As of December 31, 2007, these receivables totaled $49,336,000.

Structured finance agreements are typically loans secured by a borrower’s pledge of ownership interests in the entity that owns or leases the real estate and/or other acceptable collateral such as fixtures, equipment or cash. These agreements are sometimes subordinated to senior loans secured by first mortgages encumbering the underlying real estate. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2007, the structured finance agreements had an outstanding principal balance of $14,359,000.

As of December 31, 2007, the structured finance investments bear a weighted average interest rate of 11.26% per annum, of which 9.78% is payable monthly and the remaining 1.48% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between January 2009 and March 2010. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2007	2006
Mortgages and notes receivable	$51,556	$17,227
Structured Finance	14,359	13,917
Accrued interest receivables	545	641

	66,460	31,785
Less loan origination fees, net	(100)	(206)
Less allowance	(396)	(634)

	$65,964	$30,945

Commercial Mortgage Residual Interests. In connection with the independent valuations of the commercial mortgage residual interests’ (the “Residuals”) fair value, NNN adjusted carrying value of the Residuals to reflect such fair value at December 31, 2007. The adjustments in the Residuals’ were recorded as an aggregate other than temporary valuation impairment of $638,000 and $8,779,000, for the years ended December 31, 2007 and 2006, respectively. NNN recorded $326,000 of unrealized losses and $1,992,000 of unrealized gains as other comprehensive income for the years ended December 31, 2007 and 2006, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt used to finance NNN’s development and acquisition activities, and for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2007, NNN has one interest rate hedge with a value of $109,000 which is included in other liabilities. As of December 31, 2006, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2007 and 2006. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of December 31, 2007. The variable interest rates shown represent the weighted average rates for the Credit Facility and Term Note at the end of the periods. The table incorporates only those debt obligations that exist as of December 31, 2007 it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased approximately three percent for the year ended December 31, 2007.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility and Term Note(1)		Mortgages		Unsecured Debt(3)(4)		Secured Debt
	Debt Obligation	Weighted Average Interest Rate(2)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2008	-	-	1,190	7.04%	99,992	7.16%	12,000	10.00%
2009	129,800	6.24%	1,000	7.02%	-	-	-	-
2010	-	-	1,022	7.01%	19,955	8.60%	-	-
2011	-	-	1,098	7.00%	172,500	3.95%	-	-
2012	-	-	19,291	6.73%	49,846	7.83%	-	-
Thereafter	-	-	3,879	7.60%	548,497	6.45%	-	-

Total	$129,800	6.24%	$27,480	7.04%	$890,790	6.17%	$12,000	10.00%

Fair Value:
December 31, 2007	$129,800	6.24%	$27,480	7.04%	$921,507	6.17%	$12,000	10.00%

December 31, 2006	$48,800	5.98%	$35,892	7.12%	$690,198	5.84%	$24,500	10.00%

(1)	In October 2007, NNN repaid the outstanding principal balance on the Term Note.
(2)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(3)	Includes NNN’s notes payable, net of unamortized note discounts and convertible notes payable.
(4)	In July 2004, NNN sold Investment Properties for $26,041 and subsequently leased back the properties under a 10 year financing lease obligation which was subsequently repurchased in November 2007.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $24,340,000 and $31,512,000 as of December 31, 2007 and December 31, 2006, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Retail Properties, Inc.

We have audited National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operative effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Retail Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended of National Retail Properties, Inc. and our report dated February 22, 2008, expressed an unqualified opinion thereon.

Certified Public Accountants

February 22, 2008

Miami, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Retail Properties, Inc.

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008, expressed an unqualified opinion thereon.

February 22, 2008

Miami, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of National Retail Properties, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules III and IV for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedules are the responsibility of NNN’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules for 2005 and 2004 information based on our audits.

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

Orlando, Florida

February 17, 2006, except as to notes 2, 3, 20, 26 and 27 which are as of February 16, 2007

Certified Public Accountants

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2007	December 31, 2006
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,055,846	$1,440,996
Accounted for using the direct financing method	37,497	71,334
Real estate, Inventory Portfolio, held for sale	248,611	228,159
Investment in unconsolidated affiliates	4,139	-
Mortgages, notes and accrued interest receivable, net of allowance	65,964	30,945
Commercial mortgage residual interests	24,340	31,512
Cash and cash equivalents	27,499	1,675
Restricted cash	-	36,587
Receivables, net of allowance of $1,582 and $722, respectively	3,818	7,915
Accrued rental income, net of allowance	24,652	26,510
Debt costs, net of accumulated amortization of $13,424 and $11,339, respectively	8,548	8,180
Other assets	38,691	33,684

Total assets	$2,539,605	$1,917,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$129,800	$28,000
Mortgages payable	27,480	35,892
Notes payable – secured	12,000	24,500
Notes payable – convertible	172,500	172,500
Notes payable, net of unamortized discount of $1,710 and $996, respectively	718,290	489,804
Financing lease obligation	-	26,041
Accrued interest payable	11,243	5,989
Other liabilities	57,002	30,828
Income tax liability	1,671	6,340

Total liabilities	1,129,986	819,894

Commitments and contingencies (Note 28)
Minority interest	2,334	1,098
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series A, 1,781,589 shares issued and outstanding, stated liquidation value of $25 per share	-	44,540
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 72,527,729 and 59,823,031 shares issued and outstanding at December 31, 2007 and 2006, respectively	725	598
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,175,364	873,885
Retained earnings (accumulated dividends in excess of net earnings)	137,599	80,263
Accumulated other comprehensive income	1,597	5,219

Total stockholders’ equity	1,407,285	1,096,505

	$2,539,605	$1,917,497

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Rental income from operating leases	$165,511	$120,632	$87,559
Earned income from direct financing leases	3,650	3,640	3,874
Percentage rent	1,572	732	443
Real estate expense reimbursement from tenants	5,720	4,619	3,902
Interest and other income from real estate transactions	5,076	4,265	6,111
Interest income on commercial mortgage residual interests	4,882	7,268	7,349

	186,411	141,156	109,238

Disposition of real estate, Inventory Portfolio:
Gross proceeds	1,750	36,705	13,569
Costs	(1,418)	(28,705)	(11,559)

Gain	332	8,000	2,010

Operating expenses:
General and administrative	23,542	24,009	22,401
Real estate	8,272	6,701	5,613
Depreciation and amortization	32,593	22,445	16,252
Impairment – real estate	791	-	1,673
Impairment – commercial mortgage residual interests valuation	638	8,779	2,382
Restructuring costs	-	1,580	-

	65,836	63,514	48,321

Earnings from operations	120,907	85,642	62,927

Other expenses (revenues):
Interest and other income	(4,753)	(3,816)	(2,039)
Interest expense	49,286	45,872	33,309

	44,533	42,056	31,270

Earnings from continuing operations before income tax benefit, minority interest, equity in earnings of unconsolidated affiliates and gain on disposition of equity investment	76,374	43,586	31,657

Income tax benefit	8,537	11,206	2,882
Minority interest	190	(1,592)	(138)
Equity in earnings of unconsolidated affiliates	49	122	1,209
Gain on disposition of equity investment	-	11,373	-

Earnings from continuing operations	85,150	64,695	35,610
Earnings from discontinued operations:
Real estate, Investment Portfolio	63,338	109,664	29,453
Real estate, Inventory Portfolio, net of income tax expense and minority interest	8,622	8,146	9,551

	71,960	117,810	39,004

Earnings before extraordinary gain	157,110	182,505	74,614
Extraordinary gain	-	-	14,786

Net earnings	157,110	182,505	89,400
Other comprehensive income	(3,622)	5,219	-

Total comprehensive income	$153,488	$187,724	$89,400

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Net earnings	$157,110	$182,505	$89,400
Series A preferred stock dividends	-	(4,376)	(4,008)
Series B Convertible preferred stock dividends	-	(419)	(1,675)
Series C preferred stock dividends	(6,785)	(923)	-

Net earnings available to common stockholders – basic	150,325	176,787	83,717
Series B Convertible preferred stock dividends, if dilutive	-	419	1,675

Net earnings available to common stockholders – diluted	$150,325	$177,206	$85,392

Net earnings per share of common stock:
Basic:
Continuing operations	$1.18	$1.03	$0.56
Discontinued operations	1.09	2.05	0.74
Extraordinary gain	-	-	0.28

Net earnings	$2.27	$3.08	$1.58

Diluted:
Continuing operations	$1.18	$1.02	$0.58
Discontinued operations	1.08	2.03	0.71
Extraordinary gain	-	-	0.27

Net earnings	$2.26	$3.05	$1.56

Weighted average number of common shares outstanding:
Basic	66,152,437	57,428,063	52,984,821

Diluted	66,407,530	58,079,875	54,640,143

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Dividends in Excess of Net Earnings)	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2004	44,540	25,000	-	521	722,125	(35,188)	-	756,998
Net earnings	-	-	-	-	-	89,400	-	89,400
Dividends declared and paid:
$2.25 per share of Series A Preferred Stock	-	-	-	-	-	(4,008)	-	(4,008)
$167.50 per share of Series B Convertible Preferred Stock	-	-	-	-	-	(1,675)	-	(1,675)
$1.30 per share of common stock	-	-	-	1	2,684	(69,018)	-	(66,333)
Issuance of common stock:
1,636,532 shares in connection with business combination	-	-	-	16	31,143	-	-	31,159
180,580 shares	-	-	-	2	2,649	-	-	2,651
912,334 shares under discounted stock purchase program	-	-	-	9	18,063	-	-	18,072
Issuance of 216,168 shares of restricted common stock	-	-	-	2	(2)	-	-	-
Stock issuance costs	-	-	-	-	(8)	-	-	(8)
Amortization of deferred compensation	-	-	-	-	1,831	-	-	1,831

Balances at December 31, 2005	$44,540	$25,000	$-	$551	$778,485	$(20,489)	$-	$828,087

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Dividends in Excess of Net Earnings)	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2005	$44,540	$25,000	$-	$551	$778,485	$(20,489)	$-	$828,087

Net earnings	-	-	-	-	-	182,505	-	182,505
Dividends declared and paid:
$2.25 per share of Series A Preferred Stock	-	-	-	-	-	(4,376)	-	(4,376)
$41.875 per share of Series B Convertible Preferred Stock(1)	-	-	-	-	-	(419)	-	(419)
$0.250955 per depositary share of Series C Preferred Stock	-	-	-	-	-	(923)	-	(923)
$1.32 per share of common stock	-	-	-	3	7,073	(76,035)	-	(68,959)
Conversion of 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock	-	(25,000)	-	13	24,987	-	-	-
Issuance of 3,680,000 depositary shares of Series C Preferred Stock	-	-	92,000	-	-	-	-	92,000
Issuance of common stock:
272,184 shares	-	-	-	3	4,654	-	-	4,657
2,715,235 shares – discounted stock purchase program	-	-	-	27	58,632	-	-	58,659
Issuance of 79,500 shares of restricted common stock	-	-	-	1	(1)	-	-	-
Stock issuance costs	-	-	-	-	(3,111)	-	-	(3,111)
Amortization of deferred compensation	-	-	-	-	3,166	-	-	3,166
Treasury lock – gain on interest rate hedge(2)	-	-	-	-	-	-	3,653	3,653
Amortization of interest rate hedge	-	-	-	-	-	-	(345)	(345)
Unrealized gain – Commercial mortgage residual interests	-	-	-	-	-	-	1,992	1,992
Stock value adjustment	-	-	-	-	-	-	(81)	(81)

Balances at December 31, 2006	$44,540	$-	$92,000	$598	$873,885	$80,263	$5,219	$1,096,505

(1)	Includes $367 dividends paid in January 2007.
(2)

Fair value of interest rate hedge net of prior year amortization reclassified from NNN’s unsecured notes payable from the unamortized interest rate hedge gain resulting from the termination of the $94,000 swap in June 2004.

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

Years Ended December 31, 2007, 2006 and 2005

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Dividends in Excess of Net Earnings)	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$44,540	$-	$92,000	$598	$873,885	$80,263	$5,219	$1,096,505
Net earnings	-	-	-	-	-	157,110	-	157,110
Dividends declared and paid:
$1.84375 per depositary share of Series C Preferred Stock	-	-	-	-	-	(6,785)	-	(6,785)
$1.40 per share of common stock	-	-	-	6	13,947	(92,989)	-	(79,036)
Redemption of 1,781,589 shares of Series A Preferred Stock	(44,540)	-	-	-	-	-	-	(44,540)
Issuance of common stock:
9,861,323 shares	-	-	-	98	247,643	-	-	247,741
2,054,805 shares – discounted stock purchase program	-	-	-	21	49,006	-	-	49,027
Issuance of 198,119 shares of restricted common stock	-	-	-	2	(2)	-	-	-
Stock issuance costs	-	-	-	-	(11,206)	-	-	(11,206)
Amortization of deferred compensation	-	-	-	-	2,091	-	-	2,091
Interest rate hedge termination	-	-	-	-	-	-	(3,119)	(3,119)
Amortization of interest rate hedges	-	-	-	-	-	-	(309)	(309)
Unrealized loss – Commercial mortgage residual interests	-	-	-	-	-	-	(326)	(326)
Stock value adjustment	-	-	-	-	-	-	132	132

Balances at December 31, 2007	$-	$-	$92,000	$725	$1,175,364	$137,599	$1,597	$1,407,285

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$157,110	$182,505	$89,400
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	2,091	3,170	1,971
Depreciation and amortization	32,976	24,524	22,350
Impairment – real estate	1,970	693	3,729
Impairment – commercial mortgage residual interests valuation adjustment	638	8,779	2,382
Amortization of notes payable discount	164	137	105
Amortization of deferred interest rate hedges	(309)	(345)	(326)
Equity in earnings of unconsolidated affiliates	(49)	(122)	(1,209)
Distributions received from unconsolidated affiliates	30	864	3,293
Minority interests	1,143	2,622	(5,854)
Gain on disposition of real estate, Investment Portfolio	(56,625)	(91,165)	(9,816)
Gain on disposition of equity investment	-	(11,373)	-
Gain on disposition of real estate, Inventory Portfolio	(12,133)	(13,781)	(21,627)
Extraordinary gain	-	-	(14,786)
Deferred income taxes	(4,590)	(8,366)	(1,709)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(165,160)	(195,956)	(137,286)
Proceeds from disposition of real estate, Inventory Portfolio	160,173	101,324	79,065
Decrease in real estate leased to others using the direct financing method	2,130	2,982	2,915
Increase in work in process	(4,217)	(3,315)	(4,355)
Decrease (increase) in mortgages, notes and accrued interest receivable	(301)	795	6,465
Decrease in receivables	3,924	642	7,730
Decrease (increase) in accrued rental income	(2,631)	(5,777)	593
Decrease (increase) in other assets	3,615	(520)	877
Increase in accrued interest payable	5,254	450	913
Increase (decrease) in other liabilities	4,510	1,951	(4,365)
Increase (decrease) in current tax liability	(79)	958	(1,229)

Net cash provided by operating activities	129,634	1,676	19,226

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	136,295	222,778	38,982
Proceeds from the disposition of equity investment	-	10,239	-
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(677,101)	(351,100)	(267,488)
Accounted for using the direct financing method	-	(1,449)	(309)
Investment in unconsolidated affiliates	(4,156)	-	-
Increase in mortgages and notes receivable	(44,888)	(18,371)	(17,738)
Mortgage and notes payments received	19,862	39,075	16,846
Cash received from commercial mortgage residual interests	6,208	16,885	11,704
Business combination, net of cash acquired	-	-	2,183
Restricted cash	36,587	(6,396)	(12,764)
Acquisition of 1.3 percent interest in Services	-	-	(829)
Payment of lease costs	(2,912)	(2,790)	(1,253)
Other	(6,612)	1,030	(117)

Net cash used in investing activities	(536,717)	(90,099)	(230,783)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from financing activities:
Proceeds from line of credit payable	$662,300	$379,000	$373,500
Repayment of line of credit payable	(560,500)	(513,300)	(229,100)
Repayment of mortgages payable	(8,412)	(20,241)	(6,644)
Proceeds from notes payable – convertible	-	172,500	-
Repayment of notes payable – secured	(33,300)	-	-
Proceeds from notes payable	249,122	-	149,610
Repayment of notes payable	-	(3,750)	(11,150)
Payment of interest rate hedge	(3,228)	-	-
Payment of debt costs	(2,453)	(3,864)	(3,073)
Repayment of financing lease obligation	(26,007)	-	-
Proceeds from issuance of common stock	310,721	70,392	23,268
Proceeds from issuance of preferred stock	-	88,902	-
Redemption of 1,781,589 shares of Series A Preferred Stock	(44,540)	-	-
Payment of Series A Preferred Stock dividends	-	(4,376)	(4,008)
Payment of Series B Convertible Preferred Stock dividends	-	(419)	(1,675)
Payment of Series C Preferred Stock dividends	(6,785)	(923)	-
Payment of common stock dividends	(92,989)	(76,039)	(69,018)
Minority interest distributions	(62)	(5,817)	(3,858)
Minority interest contributions	155	2	-
Stock issuance costs	(11,115)	(203)	(8)

Net cash provided by financing activities	432,907	81,864	217,844

Net increase (decrease) in cash and cash equivalents	25,824	(6,559)	6,287
Cash and cash equivalents at beginning of year	1,675	8,234	1,947

Cash and cash equivalents at end of year	$27,499	$1,675	$8,234

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$51,824	$50,774	$38,684

Taxes paid	$1,375	$1,137	$4,494

Supplemental disclosure of non-cash investing and financing activities:
Issued 206,718, 79,500 and 223,468 shares of restricted and unrestricted common stock in 2007, 2006 and 2005, respectively, pursuant to NNN’s performance incentive plan	$4,214	$1,763	$4,003

Converted 10,000 shares of Series B Convertible Preferred Stock to 1,293,996 shares of common stock in 2006	$-	$25,000	$-

Issued 7,750 and 14,062 shares of common stock in 2007 and 2006, respectively to directors pursuant to NNN’s performance incentive plan	$182	$307	$-

Issued 16,346 and 33,379 shares of common stock in 2007 and 2006, respectively pursuant to NNN’s Deferred Director Fee Plan	$331	$655	$-

Surrender of 8,600 and 30,135 shares of restricted common stock in 2007 and 2005, respectively	$182	$-	$461

Dividends on unvested restricted stock shares	-	$4	$-

Change in other comprehensive income	$(3,622)	$5,219	$1,254

Change in lease classification	$-	$885	$2,158

Transfer of real estate from Inventory Portfolio to Investment Portfolio	$14,845	$12,933	$4,752

Note and mortgage notes receivable accepted in connection with real estate transactions	$9,747	$1,582	$2,415

Assignment of mortgage payable in connection with the disposition of real estate	$-	$95,000	$406

Issued 1,636,532 shares of common stock in connection with the acquisition of National Properties Corporation (“NAPE”) in 2005	$-	$-	$31,160

Interest rate hedge	$109	$-	$-

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc. (formerly known as Commercial Net Lease Realty, Inc.), a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “TRS”).

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) on the consolidated balance sheets and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned subsidiaries. NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of December 31, 2007, NNN owned 908 Investment Properties, with an aggregate gross leasable area of 10,610,000 square feet, located in 44 states. In addition to the Investment Properties, as of December 31, 2007, NNN had $65,964,000 and $24,340,000 in mortgages and notes receivables (including structured finance investments) and commercial mortgage residual interests, respectively. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2007, the TRS owned 56 Inventory Properties.

Principles of Consolidation – In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.

NNN’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates. All significant intercompany account balances and transactions have been eliminated. NNN applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by NNN due to the significance of rights held by other parties.

The TRS develops real estate through various joint venture development affiliate agreements. NNN consolidates the joint venture development entities listed in the table below based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of December 31, 2007:

Date of Agreement	Entity Name	TRS’ Ownership %
November 2002	WG Grand Prairie TX, LLC	60%
February 2003	Gator Pearson, LLC	50%
February 2004	CNLRS Yosemite Park CO, LLC	50%
September 2004	CNLRS Bismarck ND, LLC	50%
December 2005	CNLRS P&P, L.P.	50%
February 2006	CNLRS BEP, L.P.	50%
February 2006	CNLRS Rockwall, L.P.	50%
September 2006	NNN Harrison Crossing, L.P.	50%
September 2006	CNLRS RGI Bonita Springs, LLC	50%

NNN no longer holds an interest in the collective partnership interest of CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”). In October 2006, NNN sold its equity investment for $10,239,000 (see Note 4).

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JVI”) with an affiliate of Crow Holdings Realty Partners IV, LP (see Note 4).

In May 2005, NNN (through a wholly owned subsidiary of the TRS) exercised its option to purchase 78.9 percent of the common shares of Orange Avenue Mortgage Investments, Inc. (“OAMI”). As a result, NNN has consolidated OAMI in its consolidated financial statements (see Note 22).

Real Estate – Investment Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease – For acquisitions of real estate subject to a lease subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

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

Operating method – Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method – Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.

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

Real Estate – Inventory Portfolio – The TRS acquires, develops and owns properties that it intends to sell. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the TRS. The TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the TRS classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated (see Note 19).

Real Estate Dispositions – When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and NNN no longer has a continuing obligation to provide services to the former tenants.

Valuation of Mortgages, Notes and Accrued Interest – The allowance related to the mortgages, notes and accrued interest is NNN’s best estimate of the amount of probable credit losses. The allowance is determined on an individual note basis in reviewing any payment past due for over 90 days. Any outstanding amounts are written off against the allowance when all possible means of collection have been exhausted.

Investment in Unconsolidated Affiliates – NNN accounts for each of its investments in unconsolidated affiliates under the equity method of accounting (see Note 4).

Commercial Mortgage Residual Interests, at Fair Value – Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The commercial mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of OAMI. NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. Certain of the commercial mortgage residual interests have been pledged as security for notes payable.

Cash and Cash Equivalents – NNN considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

Cash accounts maintained on behalf of NNN in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, NNN has not experienced any losses in such accounts. NNN limits investment of temporary cash investments to financial institutions with high credit standing; therefore, management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash – Restricted cash consisted of amounts held in restricted accounts in connection with the sale of certain assets of OAMI to a third party (the “Buyer”). As of December 31, 2007, NNN has no cash held in restricted accounts. The amount held in these accounts at December 31, 2006 was $36,728,000. In December 2007, in accordance to agreements with the Buyer, the restrictions expired. NNN used a portion of the amounts released to repay the $10,500,000 OAMI secured note payable.

Valuation of Receivables – NNN estimates of the collectibility of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Debt Costs – Debt costs incurred in connection with NNN’s $400,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized over the term of the respective debt obligation using the effective interest method.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the years ended December 31:

	2007	2006	2005
Weighted average number of common shares outstanding	66,519,519	57,698,533	53,272,997
Unvested restricted stock	(367,082)	(270,470)	(288,176)

Weighted average number of common shares outstanding used in basic earnings per share	66,152,437	57,428,063	52,984,821

Weighted average number of common shares outstanding used in basic earnings per share	66,152,437	57,428,063	52,984,821
Effect of dilutive securities:
Restricted stock	143,550	114,367	221,337
Common stock options	69,040	107,909	128,944
Assumed conversion of Series B Convertible Preferred Stock to common stock	-	400,607	1,293,996
Directors’ deferred fee plan	42,503	28,929	11,045

Weighted average number of common shares outstanding used in diluted earnings per share	66,407,530	58,079,875	54,640,143

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

Stock-Based Compensation – On January 1, 2006, NNN adopted the provisions of SFAS No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, NNN will estimate the fair value of restricted stock and stock option grants at the date of grant and amortize those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. Adoption of SFAS 123R did not have a significant impact on NNN’s earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the year ended December 31, 2007.

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2007, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

NNN and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A TRS is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 3). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.

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

New Accounting Standards – In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The changes to current practice resulting from the application of the SFAS 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). This statement also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The statement also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement should be applied prospectively as of the beginning of the year in which this statement is initially applied. A limited form of retrospective application of SFAS 157 is allowed for certain financial instruments. NNN has evaluated the provisions of SFAS 157 and determined that the adoption of SFAS 157 will not have a significant impact on NNN’s financial position or results of operations.

In February 2007, FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which expands the scope of what companies may carry at fair value. This statement also includes an amendment to SFAS Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 159 offers an irrevocable option to carry the vast majority of recognized financial assets and liabilities at fair value with changes in fair value recorded in earnings. This statement can be applied instrument by instrument but must be applied to the entire financial instrument and not portions thereof. This statement does not apply to: (a) financial assets and financial liabilities recognized under leases as defined in SFAS Statement No. 13 “Accounting for Leases” with the exception of a guarantee of a third party lease obligation or a contingent obligation arising from a cancelled lease; (b) financial instruments that are in whole or part, classified by the issuer as a component of stockholder’s equity (such as convertible debt security with a non-contingent beneficial conversion feature); (c) non-financial insurance contracts and warranties; and (d) financial instruments resulting from the separation of an embedded non-financial derivative instrument from a non-financial hybrid instrument and various employers’ and plan obligations for pension benefits, post retirement benefits and other forms of deferred compensation arrangements including stock purchase plans and stock option plans. The amendment to SFAS 115 affects entities with available-for-sale and trading securities. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 will not have a significant impact on NNN’s financial position or results of operation.

In May 2007, a FASB Staff Position (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation 48,” was issued to amend Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FSP FIN 48-1 clarifies that a tax position could be effectively settled upon examination by a taxing authority. An enterprise should make the assessment on a position-by-position basis, but an enterprise could conclude that all positions in a particular tax year are effectively settled. In determining effective settlement an enterprise shall evaluate all the following conditions (a) the taxing authority has completed its examination procedures including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax position; (b) the enterprise does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (c) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. In making this assessment management shall consider the taxing authority’s policy on reopening closed examinations and the specific facts and circumstances of the tax position. Management shall presume the taxing authority has full knowledge of all relevant information in making the assessment on whether the taxing authority would reopen a previously closed examination. This FSP was applied upon initial adoption of FIN 48. If an enterprise did not apply FIN 48 in a manner consistent to this FSP then adoption of the provisions of FSP FIN 48-1 should be retrospectively applied to the date of the initial adoption of FIN 48. The adoption of this FSP did not have a significant impact on the NNN’s financial position or results of operations.

In June 2007, FASB issued and ratified Emerging Issues Task Force No. 06-11, (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends On Share-Based Payment Award.” EITF 06-11 concludes that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 should be applied prospectively and is effective for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. Retroactive application to previously issued financial statements is prohibited. The adoption of EITF 06-11 will not have a significant impact on NNN’s financial position or results of operation.

In December 2007, FASB issued Statements No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) the objective of which is to improve and simplify the accounting for business combinations. SFAS 141(R) will improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. This statement requires the new acquiring entity to recognize all assets acquired and liabilities assumed in business combination transactions; establishes an acquisition-date fair value for said assets and liabilities; and fully disclose to investors the financial effect the acquisition will have. SFAS 141(R) applies to business combinations between mutual entities, including those combinations achieved in the absence of a transaction involving the acquirer such as through the lapse of minority veto rights and combinations achieved without the transfer of consideration, for example, by contract alone. FAS 141(R) specifically excludes joint ventures and common control transactions. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 141(R) to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

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

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

The statements of cash flow for the years ended December 31, 2006 and 2005 reflect a reclassification of $16,855,000 and $11,704,000, respectively, to reclassify the cash received from commercial mortgage residual assets from “cash flows from operating activities” to “cash flows from investing activities.” For the year ended December 31, 2006, the reclassification resulted in a change in the “net cash provided by operating activities” from $18,561,000 to $1,676,000 and a change in the “net cash used in investing activities” from $106,984,000 to $90,099,000. For the year ended December 31, 2005, the reclassification resulted in a change in the “net cash provided by operating activities” from $30,930,000 to $19,226,000 and a change in the “net cash used in investing activities” from $242,487,000 to $230,783,000. The reclassification does not effect the net change in cash for either of the years ended December 31, 2006 and 2005 and has no impact on the consolidated balance sheets, consolidated statements of earnings and the related earnings per share amounts or the consolidated statements of stockholders’ equity.

Note 2 – Real Estate – Investment Portfolio:

Leases – NNN generally leases its Investment Properties to established tenants. As of December 31, 2007, 892 of the Investment Property leases have been classified as operating leases and 26 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 10 of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2008 and 2027) and provide for minimum rentals. In addition, the tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of December 31, 2007, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2007	2006
Land and improvements	$938,804	$693,187
Buildings and improvements	1,201,999	830,450
Leasehold interests	2,532	2,532

	2,143,335	1,526,169
Less accumulated depreciation and amortization	(111,087)	(87,359)

	2,032,248	1,438,810
Work in progress	25,556	3,769

	2,057,804	1,442,579
Less impairment	(1,958)	(1,583)

	$2,055,846	$1,440,996

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2007, 2006 and 2005, NNN recognized collectively in continuing and discontinued operations, $2,672,000, $3,160,000, and $2,053,000, respectively, of such income. At December 31, 2007 and 2006, the balance of accrued rental income, net of allowances of $3,077,000 and $2,536,000, respectively, was $24,652,000 and $26,510,000, respectively.

In connection with the development of 27 Investment Properties, NNN has agreed to fund construction commitments (including land costs) of $71,883,000, of which $44,561,000 has been funded as of December 31, 2007.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2007 (dollars in thousands):

2008	$189,858
2009	188,275
2010	185,705
2011	181,700
2012	176,464
Thereafter	1,652,500

$2,574,502

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

Investment Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2007	2006
Minimum lease payments to be received	$54,967	$104,756
Estimated unguaranteed residual values	13,622	25,015
Less unearned income	(31,092)	(58,437)

Net investment in direct financing leases	$37,497	$71,334

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2007 (dollars in thousands):

2008	$5,024
2009	5,104
2010	5,123
2011	5,108
2012	5,139
Thereafter	29,469

$54,967

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (See Real Estate – Accounted for Using the Operating Method).

Impairments – As a result of NNN’s review of long lived assets for impairment, including identifiable intangible assets, NNN recognized the following impairments for each of the years ended December 31 (dollars in thousands):

	2007	2006	2005
Continuing operations:
Real estate	$503	$-	$345
Intangibles(1)	288	-	1,328

	791	-	1,673
Discontinued operations:
Real estate	335	693	2,056

	$1,126	$693	$3,729

(1)	Included in Other Assets on the Consolidated Balance Sheets.

Note 3 – Real Estate – Inventory Portfolio:

As of December 31, 2007, the TRS owned 56 Inventory Properties: 41 completed inventory, nine under construction and six land parcels. As of December 31, 2006, the TRS owned 97 Inventory Properties: 79 complete inventory, five under construction and 13 land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	2007	2006
Inventory:
Land	$65,983	$62,554
Building	140,970	101,168

	206,953	163,722
Construction projects:
Land	30,477	42,303
Work in process	12,025	22,134

	42,502	64,437
Less impairment	(844)	-

	$248,611	$228,159

In connection with the development of nine Inventory Properties by the TRS, NNN has agreed to fund construction commitments of $24,097,000, of which $17,125,000 has been funded as of December 31, 2007.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2007		2006		2005
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	2	$332	6	$8,000	6	$2,010
Minority interest		-		(3,609)		-

Total continuing operations		332		4,391		2,010

Discontinued operations	69	10,957	58	5,590	22	18,696
Intersegment eliminations		844		190		921
Minority interest		(1,120)		(505)		(5,999)

Total discontinued operations		10,681		5,275		13,618

	71	$11,013	64	$9,666	28	$15,628

Note 4 – Investments in Unconsolidated Affiliates:

Crow Holdings.  In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV I”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV I plans to acquire up to $220,000,000 of real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. For the year ended December 31, 2007, NNN recognized earnings of $49,000 for NNN Crow JV I. NNN manages the joint venture pursuant to a management agreement and earned management fees of $21,000 for the year ended December 31, 2007.

During the year ended December 31, 2007, in accordance with the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%. The loan balance was repaid in full in November 2007.

CNL Plaza.  In May 2002, NNN purchased a 25 percent partnership interest in CNL Plaza Ltd. and CNL Plaza Venture Ltd. (collectively “Plaza”) for $750,000. The remaining partnership interests in Plaza were owned by affiliates of James M. Seneff, Jr. and Robert A. Bourne, each a former member of NNN’s Board of Directors. Plaza owned a 346,000 square foot office building and an interest in an adjacent parking garage. NNN had severally guaranteed 41.67 percent of a $14,000,000 unsecured promissory note on behalf of Plaza. In October 2006, NNN sold its equity investment in Plaza for $10,239,000 and recognized a gain of $11,373,000. In connection with the sale, NNN was released as guarantor of Plaza’s $14,000,000 unsecured promissory note.

During the years ended December 31, 2006 and 2005, NNN received $1,042,000, and $471,000, respectively, in distributions from Plaza. For the year ended December 31, 2006, NNN recognized earnings from Plaza of $122,000, and a loss of $218,000 for the year ended December 31, 2005.

Since November 1999, NNN has leased its headquarters office space from Plaza. NNN’s lease expires in October 2014. In October 2006, NNN amended its lease with Plaza to reduce the square footage leased by NNN. During the years ended December 31, 2007, 2006 and 2005, NNN incurred rental expenses in connection with the lease of $938,000, $1,024,000 and

$1,035,000, respectively. In May 2000, NNN subleased a portion of its office space to affiliates of James M. Seneff, Jr. In October 2006, NNN terminated these subleases in connection with NNN’s amendment. During the years ended December 31, 2006 and 2005, NNN earned $337,000 and $397,000, respectively, in rental and accrued rental income from these affiliates.

The following is a schedule of NNN’s future minimum lease payments related to the office space leased from Plaza at December 31, 2007 (dollars in thousands):

2008	$839
2009	865
2010	891
2011	917
2012	945
Thereafter	1,804

$6,261

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. NNN has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

Mortgage receivables and structured finance are loans secured by real estate, real estate securities or other assets.

As of December 31, 2007 and 2006, NNN held mortgages and notes receivable with an aggregate principal balance of $51,556,000 and $17,227,000, respectively. The mortgage receivables bear interest rates ranging from 7.00% to 12.00% with maturity dates ranging from May 2008 through October 2028.

As of December 31, 2007, the structured finance investments bear a weighted average interest rate of 11.26% per annum, of which 9.78% is payable monthly and the remaining 1.48% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between January 2009 and March 2010. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2007	2006
Mortgages and notes receivable	$51,556	$17,227
Structured Finance	14,359	13,917
Accrued interest receivables	545	641

	66,460	31,785
Less loan origination fees, net	(100)	(206)
Less allowance	(396)	(634)

	$65,964	$30,945

Note 6 – Commercial Mortgage Residual Interests:

OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. The following table summarizes the investment interests in each of the transactions:

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

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, the independent valuation increased the discount rate from 17% to 25% during 2007. As a result of the increase in discount rate and an increase in prepayments of underlying loans of the Residuals, NNN recognized an other than temporary valuation impairment of $638,000 for the year ended 2007. In 2006, as a result of the increase in historical prepayments, the independent valuation changed the assumption in future pay prepayments. As a result, NNN recognized an other than temporary valuation impairment of $8,779,000 for the year ended December 31, 2006.

NNN recorded $326,000 of unrealized losses and $1,992,000 of unrealized gains as other comprehensive income for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes the key assumptions used in determining the value of these assets as of December 31:

	2007	2006
Discount rate	25%	17%
Average life equivalent CPR speeds range	33.0% to 45.7% CPR	38.7% to 47.6% CPR
Foreclosures:
Frequency curve default model	1.1% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	10%	10%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2007 (dollars in thousands).

Residuals
Carrying amount of retained interests	$24,340

Discount rate assumption
Fair value at 27% discount rate	$23,807
Fair value at 30% discount rate	$23,041

Prepayment speed assumption
Fair value of 1% increases above the CPR Index	$24,317
Fair value of 2% increases above the CPR Index	$25,727

Expected credit losses
Fair value 2% adverse change	$25,745
Fair value 3% adverse change	$25,742

Yield Assumptions
Fair value of Prime/LIBOR spread contracting 25 basis points	$26,172
Fair value of Prime/LIBOR spread contracting 50 basis points	$26,608

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

Note 7 – Line of Credit Payable:

In October 2007, NNN exercised the $100,000,000 accordion feature of its existing revolving credit facility (the “Credit Facility”) increasing the borrowing capacity to $400,000,000 from $300,000,000. NNN’s Credit Facility’s current loan agreement terms as amended and restated in December 2005, (i) lowers the interest rates of the tiered rate structure from a maximum of 135 points above LIBOR to a maximum rate of 112.5 basis points above LIBOR (based upon the debt rating of NNN, the current interest rate is 80 basis points above LIBOR), (ii) requires NNN to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of NNN, the current commitment fee is 20 basis points), (iii) provides for a competitive bid option for up to 50 percent of the facility amount, (iv) extends the expiration date to May 8, 2009 and (v) amends certain of the financial covenants of NNN. The principal balance is due in full upon expiration of the Credit Facility in May 2009, which NNN may request to be extended for an additional 12 months. As of December 31, 2007, $129,800,000 was outstanding and approximately $270,200,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $2,685,000. The Credit Facility had a weighted average interest rate of 6.24% and 5.91% for the years ended December 31, 2007 and 2006, respectively. In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2007, NNN was in compliance with those covenants.

For the years ended December 31, 2007, 2006 and 2005, interest cost incurred was $5,937,000, $7,310,000, and $2,948,000 respectively, of which $3,718,000, $2,278,000 and $2,563,000, respectively, was capitalized by NNN as a cost of buildings constructed. For the years ended December 31, 2007, 2006 and 2005, $2,219,000, $5,032,000 and $385,000, respectively, were charged to operations.

Note 8 – Mortgages Payable:

The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Balance	Interest Rate	Maturity(4)	Carrying Value of Encumbered Asset(s)(1)		Outstanding Principal Balance at December 31,
						2007	2006
June 1996(2)	$1,916	8.250%	December 2008	$1,739	(5)	$263	$506
December 1999	350	8.500%	December 2009	3,270		95	136
December 2001	623	9.000%	April 2014	962		358	398
December 2001	698	9.000%	April 2019	1,344		441	463
December 2001	485	9.000%	April 2019	1,317		226	236
June 2002	21,000	6.900%	July 2012	25,654		19,759	20,027
February 2004(2)	6,952	6.900%	January 2017	12,248		5,487	5,907
February 2004(3)	12,000	7.370%	September 2007	-		-	7,304
March 2005(2)	1,015	8.140%	September 2016	1,380		851	915

				$47,914		$27,480	$35,892

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2007.
(2)

Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)

NNN assumed this long term fixed rate loan when NNN increased its ownership in Net Lease Institutional Realty, L.P. In September 2007, upon maturity, NNN repaid the outstanding principal balance on this long-term fixed rate loan.

(4)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(5)	NNN has a $354,000 letter of credit that also secures the loan.

The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2007 (dollars in thousands):

2008	$1,190
2009	1,000
2010	1,022
2011	1,098
2012	19,291
Thereafter	3,879

$27,480

Note 9 – Notes Payable – Secured:

NNN’s consolidated financial statements include the following notes payable, resulting from the acquisition of OAMI (see Note 22) (dollars in thousands):

	Outstanding Principal Balance at December 31,		Stated Rate	Maturity Date
	2007	2006
02-1 Notes(1)	$-	$10,500	10%	December 2007
03-1 Notes(2)(3)	12,000	14,000	10%	June 2008

	$12,000	$24,500

(1)	NNN repaid the outstanding principal amount in December 2007.
(2)	Secured by certain equity investments in commercial mortgage residual interests of NNN with a carrying value of $5,445.
(3)	Interest is payable quarterly with annual principal payments of $2,000 payable June 30.

The 03-1 Note can be prepaid at the option of OAMI, in whole or in part, without premium or penalty after the pre-payment date, as defined in each respective note.

Note 10 – Notes Payable:

NNN filed a prospectus supplement to its shelf registration for each issuance of notes outlined in the table below (dollars in thousands).

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Commencement of Semi- Annual Interest Payments	Maturity Date
2008(1)	March 1998	$100,000	$271	$99,729	7.125%	7.163%	September 1998	March 2008
2010(1)	September 2000	20,000	126	19,874	8.500%	8.595%	March 2001	September 2010
2012(1)	June 2002	50,000	287	49,713	7.750%	7.833%	December 2002	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2004	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	June 2006	December 2015
2017(6)	September 2007	250,000	877	249,123	6.875%	6.924%	April 2008	October 2017

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN's Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
(5)

NNN entered into a forward starting interest rate swap agreement which fixed a swap rate of 4.61% on a notional amount of $94,000. Upon issuance of the 2014 Notes, NNN terminated the forward starting interest rate swap agreement resulting in a gain of $4,148. The gain has been deferred and is being amortized as an adjustment to interest expense over the term of the 2014 Notes using the effective interest method.

(6)

NNN entered into an interest rate hedge with a notional amount of $100,000. Upon issuance of the 2017 Notes, NNN terminated the interest rate hedge agreement resulting in a liability of $3,260, of which $3,228 was recorded to other comprehensive income. The liability has been deferred and is being amortized as an adjustment to interest expense over the term of the 2017 Notes using the effective interest method.

Each series of the notes represent senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of NNN. Each of the notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued interest thereon through the redemption date and (ii) the make-whole amount, as defined in the respective supplemental indenture notes.

In connection with the debt offerings, NNN incurred debt issuance costs totaling $6,667,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2007, NNN was in compliance with those covenants.

Term Note – In connection with the acquisition of NAPE (see Note 22), NNN assumed a $20,800,000 term note payable (“Term Note”). The principal balance on the Term Note was due in full upon June 2009. The Term Note bore interest based on a tiered rate structure to a maximum rate of 165 basis points above LIBOR. In accordance with the terms of Term Note, NNN was required to meet certain restrictive financial covenants, which among other things, required NNN to maintain certain (i) maximum leverage ratios, (ii) debt service coverage and (iii) cash flow coverage.

In October 2007, NNN repaid the outstanding principal balance on the Term Note. For the year ended December 31, 2006, the Term Note had a weighted average interest rate of 6.62%.

Note 11 – Notes Payable – Convertible:

In September 2006, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $150,000,000 of 3.95% convertible senior notes due September 2027 (with a 2011 put option). Subsequently, NNN issued an additional $22,500,000 in connection with the underwriters’ over-allotment option (collectively, the “Convertible Notes”). The Convertible Notes were sold at par with interest payable semi-annually commencing on March 15, 2007 (effective interest rate of 3.95%).

The notes are convertible, at the option of the holder, at any time on or after September 15, 2025. Prior to September 15, 2025, holders may convert their Convertible Notes under certain circumstances. The initial conversion rate per $1,000 principal amount of Convertible Notes was 40.9015 shares of NNN’s common stock, which was equivalent to an initial conversion price of $24.4490 per share of common stock. The initial conversion rate is subject to adjustment in certain circumstances. As a result of the increase in NNN’s dividend, the conversion rate was adjusted to 41.0028, which is equivalent to a conversion price of $24.3886. Upon conversion of each $1,000 principal amount of Convertible Notes, NNN will settle any amounts up to the principal amount of the notes in cash and the remaining conversion value, if any, will be settled, at NNN’s option, in cash, common stock or a combination thereof.

The Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after September 20, 2011 for cash equal to 100 percent of the principal amount of the Convertible Notes being redeemed plus unpaid interest accrued to, but not including, the redemption date. In addition, on September 20, 2011, September 15, 2016 and September 15, 2021 note holders may require NNN to repurchase the notes for cash equal to the principal amount of the Convertible Notes to be repurchased plus accrued interest thereon.

In connection with the Convertible Note offering, NNN incurred debt issuance costs totaling $3,850,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, September 20, 2011 using the effective interest method.

Note 12 – Financing Lease Obligation:

In July 2004, NNN sold five investment properties for approximately $26,041,000 and subsequently leased back the properties under a 10-year financing lease obligation. NNN may repurchase one or more of the properties subject to put and call options included in the financing lease. In accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” NNN has recognized the sale as a financing transaction. The 10-year financing lease bears an interest rate of 5.00% annually with monthly interest payments of $109,000 and expires in June 2014 unless either the put or call option was exercised. In November 2007, NNN repurchased the properties under the agreements of the put option for approximately $26,007,000.

Note 13 – Preferred Stock:

The following table outlines each issuance of NNN’s preferred stock (dollars in thousands):

Non-Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2007	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)
9% Series A	-	$25.00	$2.25000
6.7% Series B Convertible	-	2,500.00	167.50000
7.375% Series C Redeemable Depositary Shares	3,680,000	25.00	1.84375

9% Non-Voting Series A Preferred Stock.  In December 2001, NNN issued 1,999,974 shares of 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”). Holders of the Series A Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at a rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). The Series A Preferred Stock ranked senior to NNN’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of NNN.

In January 2007, NNN redeemed all outstanding shares of Series A Preferred Stock at a redemption price of $25.00 per share, plus all accumulated and unpaid distributions through the redemption date of $0.20625 per share.

6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock.  In August 2003, NNN filed a prospectus supplement to its shelf registration statement and issued 10,000 shares of 6.70% Non-Voting Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Convertible Preferred Stock”) and received gross proceeds of $25,000,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $687,000, consisting primarily of placement fees and legal and accounting fees. Holders of the Series B Convertible Preferred Stock were entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preferences per annum. In April 2006, the holder of NNN’s Series B Convertible Preferred Stock elected to convert those 10,000 shares into 1,293,996 shares of common stock.

7.375% Series C Cumulative Redeemable Preferred Stock.  In October 2006, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,200,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and received gross proceeds of $80,000,000. In addition, NNN issued an additional 480,000 depositary shares in connection with the underwriters’ over-allotment option and received gross proceeds of $12,000,000. In connection with this offering NNN incurred stock issuance costs of approximately $3,098,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

Holders of the depositary shares are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash dividends at the rate of 7.375% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. NNN may redeem the Series C Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends.

Note 14 – Common Stock:

In June 2005, NNN issued 1,636,532 shares of common stock pursuant to the acquisition of National Properties Corporation (“NAPE”) (see Note 22).

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

In October 2007, NNN filed a prospective supplement to the prospectus contained in its February 2006 Shelf Registration Statement and issued 4,000,000 shares of common stock at a price of $25.94 per share and received net proceeds of $99,150,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $4,874,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31:

	2007	2006
Shares of common stock	2,645,257	3,046,408
Net proceeds	$62,980	$65,722

Note 15 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. NNN matches up to 60 percent of the participants’ contributions based on a tiered rate structure up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2007, 2006 and 2005 totaled $428,000, $248,000, and $194,000, respectively.

Note 16 – Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2007	2006	2005
Ordinary dividends	$1.397402	$1.150780	$1.068470
Qualified dividends	0.000414	-	0.224510
Capital gain	0.002184	0.150261	-
Unrecaptured Section 1250 Gain	-	0.018959	0.002210
Nontaxable distributions	-	-	0.004810

	$1.400000	$1.320000	$1.300000

The following presents the characterization for tax purposes of preferred stock dividends per share paid to stockholders for the year ended December 31:

	Total	Ordinary Dividends	Qualified Dividend	Capital Gain	Unrecaptured Section 1250 Gain
2007:
Series A(1)	$0.206250	$0.205867	$0.000061	$0.000322	$-
Series C	1.843750	1.840328	0.000546	0.002876	-

2006:
Series A	2.250000	1.961557	-	0.256127	0.032316
Series B Convertible(1)	41.875000	36.506800	-	4.766800	0.601400
Series C(2)	0.250955	0.218784	-	0.028567	0.003604

2005:
Series A	2.250000	2.250000	-	-	-
Series B Convertible	167.500000	167.500000	-	-	-

(1)	Shares of Series A and Series B convertible are no longer outstanding.
(2)	Issued in October 2006.

Note 17 – Restructuring Costs:

During the year ended December 31, 2006, NNN recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Note 18 – Income Taxes:

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since the date of adoption. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2004 through 2007. NNN also files in many states with varying open years under statute.

For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, in May 2005, NNN acquired a 78.9 percent equity interest in OAMI, and has consolidated OAMI in its financial statements. OAMI, upon making its REIT election, has remaining tax liabilities relating to the built-in-gain of its assets.

NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2007, 2006 and 2005, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following at December 31 (dollars in thousands):

	2007	2006
Temporary differences:
Built-in-gain	$(6,768)	$(9,480)
Depreciation	(632)	(600)
Other	79	8
Excess interest expense carryforward	5,676	2,010
Net operating loss carryforward	134	1,961

Net deferred income tax asset (liability)	$(1,511)	$(6,101)
Current income tax asset (payable)	(160)	(239)

Income tax asset (liability)	$(1,671)	$(6,340)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2027. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2007.

The income tax (expense) benefit consists of the following components for the years ended December 31 (dollars in thousands):

	2007	2006	2005
Net earnings before income taxes	$153,849	$176,283	$92,362
Provision for income tax benefit (expense):
Current:
Federal	(1,120)	(1,805)	(2,402)
State and local	(209)	(339)	(451)
Deferred:
Federal	3,570	6,493	(44)
State and local	1,020	1,873	(65)

Total provision for income taxes	3,261	6,222	(2,962)

Total net earnings	$157,110	$182,505	$89,400

Note 19 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of December 31, 2007, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the years ended December 31 (dollars in thousands):

	2007	2006	2005
Revenues:
Rental income from operating leases	$4,400	$18,855	$28,059
Earned income from direct financing leases	2,267	5,552	6,645
Percentage rent	-	34	37
Real estate expense reimbursement from tenants	318	1,077	2,448
Interest and other income from real estate transactions	624	505	390

	7,609	26,023	37,579

Operating expenses:
General and administrative	(45)	97	(66)
Real estate	294	2,848	6,736
Depreciation and amortization	315	2,071	6,076
Impairments – real estate	335	693	2,056

	899	5,709	14,802

Other expenses (revenues):
Interest and other income	(3)	(1)	(14)
Interest expense	0	1,816	3,154

	(3)	1,815	3,140

Earnings before gain on disposition of real estate and loss on extinguishment of mortgage payable	6,713	18,499	19,637
Gain on disposition of real estate	56,625	91,332	9,816
Loss on extinguishment of mortgage payable	-	(167)	-

Earnings from discontinued operations	$63,338	$109,664	$29,453

Real Estate – Inventory Portfolio – NNN has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of December 31, 2007, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2007	2006	2005
Revenues:
Rental income from operating leases	$8,616	$9,235	$1,986
Percentage rent	-	-	6
Real estate expense reimbursement from tenants	1,008	311	69
Interest and other from real estate transactions	224	336	899

	9,848	9,882	2,960

Disposition of real estate:
Gross proceeds	164,338	80,856	70,967
Costs	(152,537)	(75,076)	(51,350)

Gain	11,801	5,780	19,617

Operating expenses:
General and administrative	78	57	8
Real estate	1,504	389	318
Depreciation and amortization	68	8	21
Impairments – real estate	844	-	-

	2,494	454	347

Other expenses (revenues):
Interest and other income	(5)	-	(1)
Interest expense	3,928	1,049	815

Earnings before income tax expense and minority interest	15,232	14,159	21,416
Income tax expense	(5,276)	(4,984)	(5,844)
Minority interest	(1,334)	(1,029)	(6,021)

Earnings from discontinued operations	$8,622	$8,146	$9,551

Real Estate – Impairment – NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, NNN recognized a $335,000, $693,000 and $2,056,000 impairment in discontinued operations in the Investment Portfolio during the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, NNN recognized an $844,000 impairment in discontinued operations in the Inventory Portfolio during the year ended December 31, 2007. NNN had no impairments in the Inventory Portfolio for the years ended December 31, 2006 and 2005.

Note 20 – Derivatives:

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

NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks and interest rate swaps as part of its cash flow hedging strategy. Treasury locks designated as cash flow hedges lock in the yield or price of a treasury security. Treasury locks are cash settled either as a cash inflow or outflow, depending on movements in interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. To date, such derivatives have been used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments of a forecasted issuance of debt.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.

NNN discontinues hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, NNN continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings or may choose to cash settle the derivative at that time.

NNN is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 6 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

In September 2007, NNN terminated two interest rate hedges with a combined notional amount of $100,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate hedges when terminated was a liability of $3,260,000, of which $3,228,000 was deferred in other comprehensive income.

In June 2004, NNN terminated its forward-starting interest rate swaps with a notional amount of $94,000,000 that was hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate swaps when terminated was an asset of $4,148,000, which was deferred in other comprehensive income.

As of December 31, 2007, $229,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the year ended December 31, 2007 and 2006, NNN reclassified $309,000 and $345,000, respectively, out of other comprehensive income as a reduction to interest expense. During 2008, NNN estimates that an additional $162,000 will be reclassified to interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

As of December 31, 2007 NNN has one interest rate hedge with a positive fair value of $109,000 included in other liabilities. NNN recorded an immaterial amount of hedge ineffectiveness on cash flow hedges as interest expense during the year ended December 31, 2007.

Additionally, NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2006.

Note 21 – Performance Incentive Plan:

In June 2007, NNN filed a registration statement on Form S-8 with the Securities and Exchange Commission which permits the issuance of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan (the “2007 Plan”). The 2007 Plan replaces NNN’s previous Performance Incentive Plan. The 2007 Plan allows NNN to award or grant to key employees, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2007 Plan. The following summarizes NNN’s stock-based compensation activity for each of the years ended December 31:

	Number of Shares
	2007	2006	2005
Outstanding, January 1	236,371	461,175	639,765
Options granted	-	-	-
Options exercised	(82,767)	(224,804)	(173,280)
Options surrendered	(34,800)	-	(5,310)

Outstanding, December 31	118,804	236,371	461,175

Exercisable, December 31	118,804	236,371	457,000

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2007	2006	2005
Outstanding, January 1	$14.92	$15.66	$15.33
Granted during the year	-	-	-
Exercised during the year	16.12	16.43	14.48
Outstanding, December 31	13.64	14.92	15.66
Exercisable, December 31	13.64	14.92	15.67

The following summarizes the outstanding options and the exercisable options at December 31, 2007:

	Option Price Range
	$10.1875 to $13.6875	$14.5700 To $17.3750	Total
Outstanding options:
Number of shares	52,600	66,204	118,804
Weighted-average exercise price	$11.32	$15.49	$13.64
Weighted-average remaining contractual life in years	2.64	3.96	3.38
Exercisable options:
Number of shares	52,600	66,204	118,804
Weighted-average exercise price	$11.32	$15.49	$13.64

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At December 31, 2007, the intrinsic value of options outstanding was $1,038,000. All options outstanding at December 31, 2007, were exercisable. During the years ended December 31, 2007, 2006 and 2005, NNN received proceeds totaling $1,334,000, $3,694,000 and $2,509,000, respectively, in connection with the exercise of options. NNN issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the year ended December 31, 2007, 2006 and 2005, was $664,000, $1,300,000 and $1,026,000, respectively.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers, directors and key associates of NNN. The following summarizes the activity for the year ended December 31, 2007 of such grants.

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	284,689	$18.44
Restricted shares granted	206,719	20.16
Restricted shares vested	(96,047)	17.59
Restricted shares forfeited	(8,600)	21.18

Non-vested restricted shares, December 31	386,761	19.51

In May 2006, NNN accelerated the vesting and immediately vested 33,661 shares of restricted stock held by certain officers and resulted in the recognition of $557,000 of additional compensation expense for the year ended December 31, 2006. These shares would have otherwise vested through January 2009.

During the years ended December 31, 2007 and 2005, NNN cancelled 8,600 and 30,135 shares, respectively, of restricted stock. No restricted stock was cancelled in 2005.

Compensation expense for the restricted stock which is not tied to performance goals is determined based upon the fair value at the date of grant, assuming a 1.3% forfeiture rate, and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from four to seven years and generally vest yearly on a straight line basis. Vesting periods for directors are over a two year period and vest yearly on a straight line basis.

During the year ended December 31, 2007, NNN granted 79,000 performance based shares with a weighted average grant price of $12.94 to certain executive officers of NNN. The compensation expense for the grant is based upon the fair value of the grant lattice model with the following assumptions: (i) risk free interest rate of 4.8%, (ii) a dividend rate of 5.3%, (iii) a term of five years, and (iv) volatility of 17.5%. Volatility is based upon the historical volatility of NNN’s stock and other factors. The term is assumed to be the vesting date for each tranche. The vesting of these shares is contingent upon achievement of certain performance goals by January 1, 2012.

During the year ended December 31, 2005, NNN granted 38,273 performance based shares with a weighted average grant price of $11.23 to certain executive officers of NNN. Compensation expense for the grant is based upon the fair value of the grant calculated by a third party using a Monte Carlo Simulation model coupled with a binomial lattice model using the following assumptions: (i) average interest rate of 4.43%, (ii) $0.01 increase in annual dividend, (iii) expected life of five years, and (iv) volatility of 21.26%. Volatility is based upon the historical volatility of NNN’s stock and other factors. The term is assumed to be the vesting date for each tranche. Vesting of these shares is contingent upon achievement of certain performance goals by January 1, 2010. As of December 31, 2007, 15,309 of these shares have vested as a result of the achievement of certain of these performance goals.

The following summarizes other grants made during the year ended December 31, 2007, pursuant to the 2000 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	7,750	23.54
Deferred Directors’ fees	16,346	23.59
Non-restricted grant	4,400	24.70

	28,496	23.75

Shares available under the 2007 Plan for grant, end of period	2,964,191

The total compensation cost for share-based payments for the years ended December 31, 2007, 2006 and 2005, totaled $2,583,000, $3,766,000 and $2,156,000, respectively, of such compensation expense. At December 31, 2007, NNN had $5,321,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 3.1 years.

Note 22 – Business Combinations:

Orange Avenue Mortgage Investments, Inc. – On May 2, 2005, NNN exercised its option to acquire 78.9 percent of the common shares of OAMI for $9,379,000. In December 2004, OAMI sold its loan origination, securitization and servicing operations and the majority of its assets and liabilities to a third party, resulting in OAMI becoming a passive owner in a pool of seven commercial real estate loan securitization residual interests. The loans in each of the securitizations are secured by first mortgages on commercial real estate and generally borrower personal guarantees. As a result of the option exercise, NNN has consolidated OAMI in its consolidated financial statements.

In accordance with SFAS 141, NNN recorded the assets and liabilities of OAMI at fair value. NNN recognized an extraordinary gain of $14,786,000, equal to the excess fair value over the option price, as all assets acquired were financial assets and current assets.

The following table summarizes the extraordinary gain recognized by NNN (dollars in thousands) during the year ended December 31, 2005:

NNN’s share of net assets acquired	$24,434
Less option price	(9,379)
Basis of option	(269)

Extraordinary gain	$14,786

NNN’s net earnings for the year ended December 31, 2005, includes 78.9 percent of OAMI’s net earnings since the date of the acquisition in the amount of $1,411,000.

Between June 2001 and July 2003, a wholly owned subsidiary of NNN, Net Lease Funding, Inc. (“NLF”), entered into five limited liability company agreements with OAMI to create five limited liability companies (collectively, the “LLCs”). Kevin B. Habicht, an officer and director of NNN, is an officer, director and indirect stockholder of OAMI. Craig Macnab, an officer and director of NNN and Julian E. Whitehurst, an officer of NNN, are each an officer and director of OAMI. Each of the LLCs holds an interest in mortgage loans and is 100 percent equity financed. Prior to the acquisition of the 78.9 percent equity interest in OAMI, NNN held a non-voting and non-controlling interest in each of the LLCs ranging between 36.7 and 44.0 percent and accounted for its investment under the equity method of accounting (see Note 6).

As a result of NNN’s acquisition of 78.9 percent equity interest in OAMI, NNN’s interest in the LLCs is no longer accounted for as an equity investment and is now included as part of OAMI in NNN’s consolidated financial statements. In addition, certain officers and directors of NNN own preferred shares of OAMI.

Prior to the acquisition of 78.9 percent equity interest in OAMI, NNN received $2,749,000 and $10,562,000 in distributions from the LLCs during the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, NNN recognized $1,467,000 and $5,042,000 of earnings, respectively, from the LLCs.

In 2003, in connection with a loan to OAMI, NNN pledged a portion of its interest in two of the LLCs as partial collateral for the notes payable-secured (see Note 9).

In connection with the independent valuations of the Residuals’ fair value, NNN reduced the carrying value of the Residuals to reflect such fair value at December 31, 2007, 2006 and 2005. The reduction in the Residuals’ value that related to the Residuals acquired at the time of the option exercise was recorded as a purchase price allocation adjustment.

NNN merged certain of its wholly owned subsidiaries into National Retail Properties, Inc. and elected to convert OAMI to a REIT. As a result, effective January 1, 2005, OAMI was taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. Upon making the REIT conversion, $3,453,000 of OAMI’s tax liability was eliminated and recorded as an adjustment to the net assets acquired at the time of the option exercise. The remaining tax liability will be reduced over the next ten years in proportion to the reduction of the basis of the respective commercial mortgage residual interests.

National Properties Corporation – On June 16, 2005, NNN acquired 100 percent of National Properties Corporation (“NAPE”), a publicly traded company, which owned 43 freestanding properties located in 12 states. Results of NAPE operations have been included in the consolidated financial statements since the date of acquisition. NAPE stockholders received 1,636,532 newly issued shares of NNN’s common stock.

NNN’s net earnings for the year ended December 31, 2005, includes NAPE’s net earnings since the date of acquisition in the amount of $1,867,000.

Note 23 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, restricted cash, mortgages, notes and accrued interest receivable, receivables, mortgages payable, note payable – secured, accrued interest payable, financing lease obligation and other liabilities at December 31, 2007 and 2006, approximate fair value based upon current market prices of similar issues. At December 31, 2007 and 2006, the fair value of NNN’s notes and convertible notes, collectively, was $921,507, 000 and $690,198,000, respectively, based upon the quoted market price.

Note 24 – Related Party Transactions:

For additional related party disclosures see Note 4 and Note 22.

In June 2005, James M. Seneff, Jr. and Robert A. Bourne each retired from the Board of Directors (“Retired Directors”).

NNN has revolving lines of credit with the TRS that allow for an aggregate borrowing capacity of $280,000,000, as of December 31, 2007. The lines of credit each bear interest at 75 percent of the Prime rate plus 4.10% per annum and expire on May 8, 2009 and are secured by a pledge of the real estate and/or the other assets owned by the respective borrower. The outstanding aggregate principal balance of the lines of credit at December 31, 2007 and 2006 was $220,515,000 and $208,395,000, and bore interest at a rate of 9.54% and 10.29%, respectively. In connection with the lines of credit from the TRS, NNN earned $15,851,000, $16,287,000 and $3,511,000 in interest and fees during the years ended December 31, 2007, 2006 and 2005, respectively, each of which was eliminated in consolidation.

In 2005, NNN provided disposition and development services to an affiliate of the Retired Directors. In connection therewith, NNN received an aggregate of $886,000 in fees during the years ended December 31, 2005. There were no fees recognized during the years ended December 31, 2007 and 2006.

In 2002, NNN extended the maturity dates to dates between June and December 2007 of four mortgages securing an original aggregate principal indebtedness totaling $8,514,000 from affiliates of the Retired Directors. In June 2005, NNN received the outstanding principal balance for three of the mortgage loans. In July 2005, NNN received the entire outstanding principal balance for the remaining mortgage loan. In connection therewith, NNN recorded $96,000, as interest and other income from real estate transactions during the year ended December 31, 2005.

Note 25 – Quarterly Financial Data (unaudited):

The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$42,713	$46,421	$47,783	$52,565
Reclassified to discontinued operations	(2,269)	(679)	(123)	-

Adjusted revenue	$40,444	$45,742	$47,660	$52,565

Net earnings	$26,704	48,655	47,386	34,365

Net earnings per share(1):
Basic	$0.41	$0.71	$0.68	$0.46
Diluted	0.41	0.70	0.68	0.46

2006
Revenues as originally reported	$37,026	$37,570	$37,966	$41,578
Reclassified to discontinued operations	(3,760)	(3,725)	(3,009)	(2,490)

Adjusted revenue	$33,266	$33,845	$34,957	$39,088

Net earnings	$23,448	$80,201	$21,455	$57,401
Net earnings per share(1):
Basic	$0.40	$1.38	$0.35	$0.93
Diluted	0.39	1.37	0.35	0.93

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 26 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
2007
External revenues	$177,596	$327	$-	$177,923
Intersegment revenues	15,851	-	(15,851)	-
Interest revenue	8,319	40	-	8,359
Interest revenue on commercial mortgage residuals interests	4,882	-	-	4,882
Gain on the disposition of real estate, Inventory Portfolio	-	332	-	332
Interest expense	55,633	8,502	(14,849)	49,286
Depreciation and amortization	32,484	109	-	32,593
Operating expenses	24,109	7,705	-	31,814
Impairments – real estate	1,302	128	(1)	1,429
Equity in earnings of unconsolidated affiliates	(1,334)	-	1,383	49
Income tax benefit	2,675	5,862	-	8,537
Minority interest	(689)	879	-	190

Earnings (loss) from continuing operations	93,772	(9,004)	382	85,150
Earnings from discontinued operations	63,338	7,778	844	71,960

Net earnings (loss)	$157,110	$(1,226)	$1,226	$157,110

Assets	$2,519,360	$263,369	$(243,124)	$2,539,605

Additions to long-lived assets:
Real estate	$677,101	$165,160	$-	$842,261

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
2006
External revenues	$130,230	$441	$-	$130,671
Intersegment revenues	16,379	-	(16,379)	-
Interest revenue	6,972	61	-	7,033
Interest revenue on commercial mortgage residuals interests	7,268	-	-	7,268
Gain on the disposition of real estate, Inventory Portfolio	-	8,000	-	8,000
Interest expense	48,801	12,352	(15,281)	45,872
Depreciation and amortization	22,386	59	-	22,445
Operating expenses	22,103	10,189	(2)	32,290
Impairments – real estate	8,779	-	-	8,779
Equity in earnings of unconsolidated affiliates	(2,677)	-	2,799	122
Gain on disposition of equity investment	11,335	38	-	11,373
Income tax benefit	5,050	6,156	-	11,206
Minority interest	353	(1,945)	-	(1,592)

Earnings (loss) from continuing operations	72,841	(9,849)	1,703	64,695
Earnings from discontinued operations	109,664	7,955	191	117,810

Net earnings (loss)	$182,505	$(1,894)	$1,894	$182,505

Assets	$1,910,003	$242,466	$(234,971)	$1,917,498

Additions to long-lived assets:
Real estate	$352,549	$195,956	$-	$548,505

2005
External revenues	$96,550	$1,240	$-	$97,790
Intersegment revenues	3,511	-	(3,511)	-
Interest revenue	5,702	436	-	6,138
Interest revenue on commercial mortgage residuals interests	7,349	-	-	7,349
Gain on the disposition of real estate, Inventory Portfolio	-	2,010	-	2,010
Interest expense	32,554	3,335	(2,580)	33,309
Depreciation and amortization	16,031	221	-	16,252
Operating expenses	18,629	9,395	(9)	28,015
Equity in earnings of unconsolidated affiliates	2,859	(40)	(1,610)	1,209
Impairments – real estate	4,055	-	-	4,055
Income tax benefit	835	2,047	-	2,882
Minority interest	(378)	240	-	(138)

Earnings (loss) from continuing operations	45,161	(7,018)	(2,532)	35,611
Earnings from discontinued operations	29,453	8,629	921	39,003
Extraordinary gain	14,786	-	-	14,786

Net earnings	$89,400	$1,611	$(1,611)	$89,400

Assets	$1,729,778	$137,291	$(130,481)	$1,736,588

Additions to long-lived assets:
Real estate	$267,797	$137,286	$-	$405,083

Note 27 – Major Tenants:

In the year ended December 31, 2005, NNN recorded rental and earned income from one of its tenants, the United States of America, of $18,827,000. The rental and earned income from the United States of America represented more than 10 percent of NNN’s rental and earned income for the year ended December 2005. As of December 31, 2007 and 2006, NNN did not have any one tenant that accounts for ten percent or more of its rental and earned income.

Note 28 – Commitments and Contingencies:

As of December 31, 2007, NNN had letters of credit totaling $2,685,000 outstanding under its Credit Facility.

In the ordinary course of its business, NNN is a party to various other legal actions which management believes is routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

NNN carried out an assessment as of December 31, 2007 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.

CEO and CFO Certifications.  Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of NNN’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting.  Disclosure controls and procedures are designed with the objective of providing reasonable assurance that information required to be disclosed in NNN’s reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of providing reasonable assurance that such information is accumulated and communicated to NNN’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, NNN’s Chief Executive Officer and Chief Financial Officer, and affected by NNN’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of NNN’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that NNN’s receipts and expenditures are being made in accordance with authorizations of management or the Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of NNN’s assets that could have a material adverse effect on NNN’s financial statements.

Scope of the Assessments.  The assessment by NNN’s Chief Executive Officer and Chief Financial Officer of NNN’s disclosure controls and procedures and the assessment by NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of NNN’s internal control over financial reporting included a review of procedures and discussions with NNN’s management and others at NNN. In the course of the assessments, NNN sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken.

NNN’s internal control over financial reporting is also assessed on an ongoing basis by personnel in NNN’s Accounting department and by NNN’s internal auditors in connection with their internal audit activities. The overall goals of these various assessment activities are to monitor NNN’s disclosure controls and procedures and NNN’s internal control over financial reporting and to make modifications as necessary. NNN’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Management also sought to deal with other control matters in the assessment, and in each case if a problem was identified, management considered what revision, improvement and/or correction was necessary to be made in accordance with NNN’s on-going procedures. The assessments of NNN’s disclosure controls and procedures and NNN’s internal control over financial reporting is done on a quarterly basis so that the conclusions concerning effectiveness of those controls can be reported in NNN’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, NNN’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, NNN’s internal control over financial reporting was effective. NNN’s independent registered public accounting firm has audited the consolidated financial statements in this Annual Report on Form 10-K and have issued an attestation report on management’s assessment of NNN’s internal control over financial reporting and its opinion on the effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2007, there were no changes in NNN’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.

Limitations on the Effectiveness of Controls.

Management, including NNN’s Chief Executive Officer and Chief Financial Officer, do not expect that NNN’s disclosure controls and procedures or NNN’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NNN have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 11.  Executive Compensation

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the sections thereof captioned “Proposal I: Election of Directors – Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report,” and the information in such sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Executive Compensation – Equity Compensation Plan Information,” and “Security Ownership,” and the information in such sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Certain Transactions and the information in such section is incorporated herein by reference.

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

(3)	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007 and incorporated herein by reference).

4.18	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 4, 2007, and incorporated hereby by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

10.8	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed herewith).

10.9	Employment Agreement dated January 2, 2007, between Christopher P. Tessitore (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 22, 2008 (filed herewith).

23.2	KPMG LLP dated February 22, 2008 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2008.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ Craig Macnab Craig Macnab	Chairman of the Board and Chief Executive Officer	February 22, 2008

/s/ Clifford R. Hinkle Clifford R. Hinkle	Lead Director	February 22, 2008

Dennis Gershenson	Director	February 22, 2008

/s/ Richard B. Jennings Richard B. Jennings	Director	February 22, 2008

/s/ Ted B. Lanier Ted B. Lanier	Director	February 22, 2008

/s/ Robert C. Legler Robert C. Legler	Director	February 22, 2008

/s/ Robert Martinez Robert Martinez	Director	February 22, 2008

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 22, 2008

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to

$50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.8	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 4, 2002, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.10	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004, and incorporated herein by reference).

4.11	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.12	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.13	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005, and incorporated herein by reference).

4.14	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006, and incorporated herein by reference).

4.15	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.16	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.17	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 4, 2007 and incorporated herein by reference).

4.18	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated September 4, 2007, and incorporated hereby by reference).

10.	Material Contracts

10.1	2000 Performance Incentive Plan (filed as Exhibit 99 to the Registrant’s Registration Statement No. 333-64794 on Form S-8 and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Form 10-K dated March 14, 2005, and filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 17, 2006, and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 15, 2005, and incorporated herein by reference).

10.7	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

10.8	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed herewith).

10.9	Employment Agreement dated January 2, 2007, between Christopher P. Tessitore (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 22, 2008 (filed herewith).

23.2	KPMG LLP dated February 22, 2008 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2007

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Academy:
Beaumont, TX	$—	$1,423,701	$2,449,261	$—	$—	$1,423,701	$2,449,261	$3,872,962	$538,327	1992		03/99		40 years
Houston, TX	—	2,310,845	1,627,872	—	—	2,310,845	1,627,872	3,938,717	357,793	1976		03/99		40 years
Pasadena, TX	—	899,768	2,180,574	—	—	899,768	2,180,574	3,080,342	479,272	1994		03/99		40 years
College Station, TX	—	1,407,855	2,230,756	—	—	1,407,855	2,230,756	3,638,611	141,746	2002		06/05		40 years
Franklin, TN	—	1,807,096	2,108,278	—	—	1,807,096	2,108,278	3,915,374	178,618	1999		06/05		30 years

Ace Hardware and Lighting:
Bourbonnais, IL	—	298,192	1,329,492	—	—	298,192	1,329,492	1,627,684	228,506	1997		11/98		37 years

A.C. Moore Arts & Crafts Inc.
Dover, NJ	—	1,138,296	3,238,083	—	—	1,138,296	3,238,083	4,376,379	738,687	1995		11/98		40 years

Advanced Auto Parts:
Miami, FL	—	867,177	—	1,035,275	—	867,177	1,035,275	1,902,452	65,783	2005		12/04	(g)	40 years

AJ Petroleum:
Lake Placid, FL	—	2,531,533	1,157,265		—	2,531,533	1,157,265	3,688,798	64,942	1990		12/05		40 years

All Star Sports:
Wichita, KS	—	3,275,372	1,630,685	—	—	3,275,372	1,630,685	4,906,057	25,479	1988		05/07		40 years
Wichita, KS	—	1,550,654	965,402	—	—	1,550,654	965,402	2,516,056	15,084	1987		05/07		40 years

Amazing Jakes:
Aurora, CO	—	5,075,945	13,873,887	—	—	5,075,945	13,873,887	18,949,832	245,683	1986		04/07		40 years

American Payday Loans:
Des Moines, IA	—	108,421	379,067	—	—	108,421	379,067	487,488	24,087	1979		06/05		40 years

AmerUs Group Warehouse:
Des Moines, IA	—	28,465	85,396	—	—	28,465	85,396	113,861	21,705	1949		06/05		10 years

Amoco:
Miami, FL	—	969,156	—	—	—	969,156	—	969,156	—	(i	)	05/03		(i	)
Sunrise, FL	—	949,185	—	—	—	949,185	—	949,185	—	(i	)	06/03		(i	)

Amscot:
Tampa, FL	—	1,159,733	352,305	—	—	1,159,733	352,305	1,512,038	19,450	1981		10/05		40 years
Orlando, FL	—	764,473	—	865,674	—	764,473	865,674	1,630,147	35,168	2006		12/05		40 years
Orlando, FL	—	664,213	1,010,821	—	—	664,213	1,010,821	1,675,034	30,535	2006		12/05		40 years
Orlando, FL	—	358,354	—	922,218	—	358,354	922,218	1,280,572	33,623	2006		02/06	(g)	40 years
Orlando, FL	—	546,475	—	937,758	—	546,475	937,758	1,484,233	32,235	2006		02/06	(g)	40 years
Clearwater, FL		455,524	331,614	—	—	455,524	331,614	787,138	10,708	1967		09/06	(g)	40 years

Applebee’s:
Ballwin, MO	—	1,496,173	1,403,581	—	—	1,496,173	1,403,581	2,899,754	211,999	1995		12/01		40 years

Arby’s:
Colorado Springs, CO	—	205,957	533,540	—	—	205,957	533,540	739,497	80,587	1998		12/01		40 years
Thomson, GA	—	267,842	503,550	—	—	267,842	503,550	771,392	76,057	1997		12/01		40 years
Washington Courthouse, OH	—	156,875	545,841	—	—	156,875	545,841	702,716	82,445	1998		12/01		40 years
Whitmore Lake, MI	—	170,515	468,916	—	—	170,515	468,916	639,431	70,826	1993		12/01		40 years

Ashley Furniture:
Altamonte Springs, FL	—	2,906,409	4,877,225	315,000	—	2,906,409	5,192,225	8,098,634	1,302,103	1997		09/97		40 years
Louisville, KY	—	1,666,700	4,989,452	—	—	1,666,700	4,989,452	6,656,152	348,222	2005		03/05		40 years

Babies “R” Us:
Arlington, TX	—	830,689	2,611,867	—	—	830,689	2,611,867	3,442,556	751,456	1996		06/96		40 years
Independence, MO	—	1,678,794	2,301,909	114,769	—	1,678,794	2,416,678	4,095,472	349,896	1996		12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total

Barnes & Noble:
Brandon, FL	—		1,476,407	1,527,150	—	—	1,476,407	1,527,150		3,003,557	495,486		1995	08/94	(f)	40 years
Denver, CO	—		3,244,785	2,722,087	—	—	3,244,785	2,722,087		5,966,872	901,803		1994	09/94		40 years
Houston, TX	—		3,307,562	2,396,024	—	—	3,307,562	2,396,024		5,703,586	733,790		1995	10/94	(f)	40 years
Plantation, FL	4,820,120	(p)	3,616,357	—	—	—	3,616,457	(c	)	3,616,457	(c	)	1996	05/95	(f)	(c	)
Freehold, NJ (r)	—		2,917,219	2,260,663	—	—	2,917,219	2,260,663		5,177,882	673,803		1995	01/96		40 years
Dayton, OH	—		1,412,614	3,324,525	—	—	1,412,614	3,324,525		4,737,139	857,649		1996	05/97		40 years
Redding, CA	—		497,179	1,625,702	—	—	497,179	1,625,702		2,122,881	428,440		1997	06/97		40 years
Memphis, TN	—		1,573,875	2,241,639	—	—	1,573,875	2,241,639		3,815,514	219,494		1997	09/97		40 years
Marlton, NJ	—		2,831,370	4,318,554	—	—	2,831,370	4,318,554		7,149,924	985,170		1995	11/98		40 years

Bassett Furniture:
Fairview Heights, IL	—		1,257,729	2,622,952	—	—	1,257,729	2,622,952		3,880,681	144,809		1980	10/05		40 years

Beall’s:
Sarasota, FL	—		1,077,802	1,795,174	—	—	1,077,802	1,795,174		2,872,976	184,009		1996	09/97		40 years

Beautiful America Dry Cleaners:
Orlando, FL	65,839	(o)	40,200	110,531	—	—	40,200	110,531		150,731	10,708		2001	02/04		40 years

Bed, Bath & Beyond:
Richmond, VA	2,762,751	(p)	1,184,144	2,842,759	—	—	1,184,144	2,842,759		4,026,903	396,802		1997	06/98		40 years
Glendale, AZ	—		1,082,092	—	2,758,452	—	1,082,092	2,758,452		3,840,544	583,297		1999	12/98	(g)	40 years
Midland, MI	—		231,356	—	2,702,271	—	231,356	2,702,271		2,933,627	76,430		2006	07/03		40 years

Beneficial:
Eden Prairie, MN	—		75,736	210,628	94,277	—	75,736	304,905		380,641	42,574		1997	12/01		40 years

Bennigan’s:
Milford, CT (r)	—		921,200	697,298	—	—	921,200	697,298		1,618,498	105,321		1985	12/01		40 years
Altamonte Springs, FL	—		1,088,282	924,425	—	—	1,088,282	924,425		2,012,707	139,627		1979	12/01		40 years
Schaumburg, IL	—		2,064,964	1,311,190	—	—	2,064,964	1,311,190		3,376,154	198,044		1998	12/01		40 years
Wichita Falls, TX	—		818,611	1,107,418	—	—	818,611	1,107,418		1,926,029	167,266		1982	12/01		40 years

Best Buy:
Brandon, FL	—		2,985,156	2,772,137	—	—	2,985,156	2,772,137		5,757,293	753,675		1996	02/97		40 years
Cuyahoga Falls, OH	—		3,708,980	2,359,377	—	—	3,708,980	2,359,377		6,068,357	621,794		1970	06/97		40 years
Rockville, MD	—		6,233,342	3,418,783	—	—	6,233,342	3,418,783		9,652,125	893,869		1995	07/97		40 years
Fairfax, VA	—		3,052,477	3,218,018	—	—	3,052,477	3,218,018		6,270,495	834,673		1995	08/97		40 years
St. Petersburg, FL	4,408,646	(p)	4,031,744	2,610,980	—	—	4,031,744	2,610,980		6,642,724	416,513		1997	09/97		35 years
Pittsburgh, PA	—		2,330,847	2,292,932	—	—	2,330,847	2,292,932		4,623,779	546,960		1997	06/98		40 years
Denver, CO	—		8,881,890	4,372,684	—	—	8,881,890	4,372,684		13,254,574	715,116		1991	06/01		40 years

Billy Bob’s:
Gresham, OR	—		817,311	108,294	—	—	817,311	108,294		925,605	16,357		1993	12/01		40 years

BJ’s Wholesale Club:
Orlando, FL	5,097,052	(o)	3,270,851	8,626,657	366,650	—	3,270,851	8,993,307		12,264,158	844,379		2001	02/04		40 years

Blockbuster Video:
Conyers, GA	—		320,029	556,282	—	—	320,029	556,282		876,311	146,604		1997	06/97		40 years
Alice, TX	—		318,285	578,268	—	—	318,285	578,268		896,553	87,342		1995	12/01		40 years
Gainesville, GA	—		294,882	611,570	—	—	294,882	611,570		906,452	92,372		1997	12/01		40 years
Glasgow, KY	—		302,859	560,904	—	—	302,859	560,904		863,763	84,719		1997	12/01		40 years
Kingsville, TX	—		498,849	457,695	29,555	—	498,849	487,250		986,099	69,382		1995	12/01		40 years
Mobile, AL	—		491,453	498,488	—	—	491,453	498,488		989,941	75,292		1997	12/01		40 years
Mobile, AL	—		843,121	562,498	—	—	843,121	562,498		1,405,619	84,961		1997	12/01		40 years

BMW:
Duluth, GA	—		4,433,613	4,080,186	4,225,787	—	4,504,324	8,305,973		12,810,297	660,297		1984	12/01		40 years

Borders Books & Music:
Wilmington, DE	—		3,030,764	6,061,538	—	—	2,994,395	6,061,538		9,055,933	1,974,073		1994	12/94		40 years
Richmond, VA	—		2,177,310	2,599,587	—	—	2,177,310	2,599,587		4,776,897	816,343		1995	06/95		40 years
Ft. Lauderdale, FL	4,643,774	(p)	3,164,984	3,319,234	—	—	3,164,984	3,319,234		6,484,218	561,588		1995	02/96		33 years
Bangor, ME	—		1,546,915	2,486,761	—	—	1,546,915	2,486,761		4,033,676	716,671		1996	06/96		40 years
Altamonte Springs, FL	—		1,947,198	—	—	—	1,947,198	(c	)	1,947,198	(c	)	1997	09/97		(c	)

Boston Market:
Burton, MI	—		619,778	707,242	—	—	619,778	707,242		1,327,020	106,823		1997	12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Geneva, IL	—	1,125,347	1,036,952	—	—	1,125,347	893,485		2,018,833	137,129		1996		12/01		40 years
North Olmsted, OH	—	601,800	460,521	—	—	601,800	389,065		990,865	59,849		1996		12/01		40 years
Novi, MI	—	835,669	651,108	—	—	835,669	297,567		1,133,236	50,304		1995		12/01		40 years
Orland Park, IL	—	562,384	556,201	—	—	562,384	377,244		939,628	59,692		1995		12/01		40 years
Warren, OH	—	562,446	467,592	—	—	562,446	467,592		1,030,038	70,625		1997		12/01		40 years
Wheaton, IL	—	1,115,457	1,014,184	—	—	1,115,457	872,736		1,988,193	133,964		1995		12/01		40 years

Buck’s:
St. Louis, MO	—	775,246	—	—	—	775,246	—		775,246	—		(e	)	12/07	(q)	(e	)

Buffalo Wild Wings:
Michigan City, IN	—	162,538	492,007	—	—	162,538	492,007		654,545	74,313		1996		12/01		40 years

Bugaboo Creek:
Lithonia, GA	—	922,578	1,276,222	—	—	922,578	1,276,222		2,198,800	17,282		2002		06/07		40 years
Rochester, NY	—	792,275	1,535,158	—	—	792,275	1,535,158		2,327,433	20,789		1995		06/07		40 years

Burger King:
Colonial Heights, VA	—	662,345	609,787	—	—	662,345	609,787		1,272,132	92,103		1997		12/01		40 years

Carino’s:
Beaumont, TX	—	439,076	1,363,447	—	—	439,076	1,363,447		1,802,523	205,937		2000		12/01		40 years
Lewisville, TX	—	1,369,836	1,018,659	—	—	1,369,836	1,018,659		2,388,495	153,860		1994		12/01		40 years
Lubbock, TX	—	1,007,432	1,205,512	—	—	1,007,432	1,205,512		2,212,944	182,082		1995		12/01		40 years

Carl’s Jr:
Chandler, AZ	—	729,291	644,148	—	—	729,291	644,148		1,373,439	81,860		1984		06/05		20 years
Tucson, AZ	—	681,386	536,023	103,000	—	681,386	639,023		1,320,409	144,734		1988		06/05		10 years

CarMax:
Albuquerque, NM	—	10,197,135	—	8,128,062	—	10,197,135	8,128,062		18,325,197	635,005		2004		04/04	(f)	40 years

Cash Advance:
Mesa, AZ	—	43,043	112,764	250,696	—	43,043	363,460		406,503	4,543		1997		12/01		40 years

Certified Auto Sales:
Albuquerque, NM	—	1,112,876	—	1,418,552	—	1,112,876	1,418,552		2,531,428	87,182		2005		04/04	(f)	40 years

Champps:
Alpharetta, GA	—	3,032,965	1,641,820	—	—	3,032,965	1,641,820		4,674,785	247,983		1999		12/01		40 years
Irving, TX	—	1,760,020	1,724,220	—	—	1,760,020	1,724,220		3,484,240	260,429		2000		12/01		40 years

Charhut:
Sunrise, FL	—	286,834	423,837	—	—	286,834	423,837		710,671	38,277		1979		05/04		40 years

Checkers:
Orlando, FL	—	256,568	—	—	—	256,568	(c	)	256,568	(c	)	1988		07/92		(c	)

Chili’s:
Camden, SC	—	626,897	1,887,732	—	—	626,897	1,887,732		2,514,629	108,151		2005		09/05		40 years
Milledgeville, GA	—	516,118	1,996,627	—	—	516,118	1,996,627		2,512,745	114,390		2005		09/05		40 years
Sumter, SC	—	800,329	1,717,221	—	—	800,329	1,717,221		2,517,550	87,650		2004		12/05		40 years
Hinesville, GA	—	920,971	1,898,416	—	—	920,971	1,898,416		2,819,387	41,528		2006		02/07		40 years
Albany, GA	—	610,385	—	—	—	610,385	—		610,385	(e	)	(e	)	06/07	(q)	(e	)
Statesboro, GA	—	687,947	—	—	—	687,947	—		687,947	(e	)	(e	)	06/07	(q)	(e	)
Florence, SC	—	888,837	1,715,454	—	—	888,837	1,715,454		2,604,291	23,230		2007		06/07		40 years
Valdosta, GA	—	716,196	—	—	—	716,196	—		716,196	(e	)	(e	)	07/07	(q)	(e	)

Chili Verde Restaurant:
Indianapolis, IN	—	639,584	1,015,173	91,738	—	639,584	1,106,911		1,746,495	154,884		1996		12/01		40 years

Circuit City:
Gastonia, NC	—	2,548,040	3,879,911	—	—	2,548,040	3,879,911		6,427,951	295,035		2004		12/04		40 years
St. Peters, MO	—	1,740,807	5,406,298	—	—	1,740,807	5,406,298		7,147,105	332,262		2005		06/05	(g)	40 years
East Palo Alto, CA	—	2,271,634	3,404,843	—	—	2,271,634	3,404,843		5,676,477	748,356		1998		12/98	(f)	40 years
Foothill Ranch, CA	—	1,456,113	2,505,022	—	—	1,456,113	2,505,022		3,961,135	689,218		1995		12/96		40 years

Claim Jumper:
Roseville, CA	—	1,556,732	2,013,650	—	—	1,556,732	2,013,650		3,570,382	304,145		2000		12/01		40 years
Tempe, AZ	—	2,530,892	2,920,575	—	—	2,530,892	2,920,575		5,451,467	441,128		2000		12/01		40 years

CompUSA:
Baton Rouge, LA (r)	—	609,069	913,603	—	—	609,069	913,603		1,522,672	274,142		1995		12/95		40 years
Roseville, MN (r)	—	1,599,311	1,419,396	—	—	1,599,311	1,419,396		3,018,707	72,448		1994		12/05		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total

Cool Crest:
Independence, MO	—		1,837,672	1,533,729	—	—	1,837,672	1,533,729		3,371,401	23,965		1988	05/07		40 years

CORA Rehabilitation Clinics:
Orlando, FL	131,678	(o)	80,400	221,063	—	—	80,400	221,063		301,463	21,415		2001	02/04		40 years

Corpus Christi Flea Market:
Corpus Christi, TX	—		223,998	2,158,955	—	—	223,998	2,158,955		2,382,953	474,520		1983	03/99		40 years

CVS:
San Antonio, TX	—		440,985	—	—	—	440,985	(c	)	440,985	(c	)	1993	12/93		(c	)
Lafayette, LA	—		967,528	—	—	—	967,528	(c	)	967,528	(c	)	1995	01/96		(c	)
Midwest City, OK	—		673,369	1,103,351	—	—	673,369	1,103,351		1,776,720	326,185		1996	03/96		40 years
Irving, TX (r)	—		1,000,222	—	—	—	1,000,222	(c	)	1,000,222	(c	)	1996	12/96		(c	)
Pantego, TX	—		1,016,062	1,448,911	—	—	1,016,062	1,448,911		2,464,973	381,848		1997	06/97		40 years
Ellenwood, GA	—		616,289	921,173	—	—	616,289	921,173		1,537,462	90,198		1996	09/97		40 years
Flower Mound, TX	—		932,233	881,448	—	—	932,233	881,448		1,813,681	86,308		1996	09/97		40 years
Ft. Worth, TX	—		558,657	—	—	—	558,657	(c	)	558,657	(c	)	1996	09/97		(c	)
Arlington, TX	—		2,078,542	—	1,396,508	—	2,078,542	1,396,508		3,475,050	327,306		1998	11/97	(g)	40 years
Leavenworth, KS	—		726,438	—	1,330,830	—	726,438	1,330,830		2,057,268	317,458		1998	11/97	(g)	40 years
Lewisville, TX	—		789,237	—	1,335,426	—	789,237	1,335,426		2,124,663	310,208		1998	04/98	(g)	40 years
Forest Hill, TX	—		692,165	—	1,174,549	—	692,165	1,174,549		1,866,714	275,285		1998	04/98	(g)	40 years
Garland, TX	—		1,476,838	—	1,400,278	—	1,476,838	1,400,278		2,877,116	319,439		1998	06/98	(g)	40 years
Garland, TX	—		522,461	—	1,418,531	—	522,461	1,418,531		1,940,992	320,647		1998	06/98	(g)	40 years
Oklahoma City, OK	—		1,581,480	—	1,471,105	—	1,581,480	1,471,105		3,052,585	329,466		1999	08/98	(g)	40 years
Dallas, TX	—		2,617,656	—	2,570,569	—	2,617,656	2,570,569		5,188,225	270,445		2003	06/99		40 years
Gladstone, MO	94,795		1,851,374	—	1,739,568	—	1,851,374	1,739,568		3,590,942	320,733		2000	12/99	(g)	40 years

Dave & Buster’s:
Hilliard, OH	—		934,210	4,689,004	—	—	934,210	4,689,004		5,623,214	131,878		1998	11/06		40 years

Denny’s:
Columbus, TX	—		428,429	816,644	—	—	428,429	816,644		1,245,073	123,347		1997	12/01		40 years
Alexandria, VA	—		603,730	195,658	—	—	603,730	195,658		799,388	12,636		1981	09/06		20 years
Amarillo, TX	—		589,996	632,121	—	—	589,996	632,121		1,222,117	40,824		1982	09/06		20 years
Arlington Heights, IL	—		469,593	227,673	—	—	469,593	227,673		697,266	14,703		1977	09/06		20 years
Austintown, OH	—		466,124	397,387	—	—	466,124	397,387		863,511	25,665		1980	09/06		20 years
Boardman Township, OH	—		497,083	257,518	—	—	497,083	257,518		754,601	16,631		1977	09/06		20 years
Campbell, CA	—		459,751	238,205	—	—	459,751	238,205		697,956	15,384		1976	09/06		20 years
Carson, CA	—		1,245,768	157,375	—	—	1,245,768	157,375		1,403,143	10,164		1975	09/06		20 years
Chelais, WA	—		414,994	287,174	—	—	414,994	287,174		702,168	18,546		1977	09/06		20 years
Chubbock, ID	—		350,461	394,243	—	—	350,461	394,243		744,704	25,461		1983	09/06		20 years
Clackamus, OR	—		468,281	407,268	—	—	468,281	407,268		875,549	26,303		1993	09/06		20 years
Collinsville, IL	—		675,704	282,912	—	—	675,704	282,912		958,616	18,271		1979	09/06		20 years
Colorado Springs, CO	—		321,006	376,744	—	—	321,006	376,744		697,750	24,331		1984	09/06		20 years
Colorado Springs, CO	—		585,425	390,275	—	—	585,425	390,275		975,700	25,202		1978	09/06		20 years
Corpus Christi, TX	—		344,821	775,618	—	—	344,821	775,618		1,120,439	50,092		1980	09/06		20 years
Dallas, TX	—		497,170	149,862	—	—	497,170	149,862		647,032	9,679		1979	09/06		20 years
Enfield, CT	—		684,235	228,981	—	—	684,235	228,981		913,216	14,788		1976	09/06		20 years
Fairfax, VA	—		768,438	682,921	—	—	768,438	682,921		1,451,359	44,105		1979	09/06		20 years
Federal Way, WA	—		542,951	192,650	—	—	542,951	192,650		735,601	12,441		1977	09/06		20 years
Florissant, MO	—		442,700	237,959	—	—	442,700	237,959		680,659	15,368		1977	09/06		20 years
Ft. Worth, TX	—		392,306	314,262	—	—	392,306	314,262		706,568	20,296		1974	09/06		20 years
Hermitage, PA	—		320,918	419,980	—	—	320,918	419,980		740,898	27,123		1980	09/06		20 years
Hialeah, FL	—		432,479	175,245	—	—	432,479	175,245		607,724	11,318		1978	09/06		20 years
Houston, TX	—		503,797	347,749	—	—	503,797	347,749		851,546	22,459		1976	09/06		20 years
Indianapolis, IN	—		325,937	511,345	—	—	325,937	511,345		837,282	33,024		1978	09/06		20 years
Indianapolis, IN	—		310,383	589,689	—	—	310,383	589,689		900,072	38,084		1981	09/06		20 years
Indianapolis, IN	—		358,295	766,627	—	—	358,295	766,627		1,124,922	49,511		1978	09/06		20 years
Indianapolis, IN	—		222,629	482,909	—	—	222,629	482,909		705,538	31,188		1979	09/06		20 years
Indianapolis, IN	—		231,236	511,175	—	—	231,236	511,175		742,411	33,013		1974	09/06		20 years
Kernersville, NC	—		406,544	557,465	—	—	406,544	557,465		964,009	36,002		2000	09/06		20 years
Lafayette, IN	—		423,516	773,096	—	—	423,516	773,096		1,196,612	49,929		1978	09/06		20 years
Laurel, MD	—		527,596	379,327	—	—	527,596	379,327		906,923	24,498		1976	09/06		20 years
Little Rock, AR	—		671,665	76,507	—	—	671,665	76,507		748,172	4,941		1979	09/06		20 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Little Rock, AR	—	702,789	179,699	—	—	702,789	179,699	882,488	11,606		1979		09/06		20 years
Maplewood, MN	—	630,007	271,268	—	—	630,007	271,268	901,275	17,519		1983		09/06		20 years
Merrivile, IN	—	368,152	813,167	—	—	368,152	813,167	1,181,319	52,517		1976		09/06		20 years
Middleburg Heights, OH	—	496,963	259,581	—	—	496,963	259,581	756,544	16,764		1976		09/06		20 years
N. Miami, FL	—	855,381	151,216	—	—	855,381	151,216	1,006,597	9,766		1977		09/06		20 years
Nampa, ID	—	356,591	729,175	—	—	356,591	729,175	1,085,766	47,093		1979		09/06		20 years
North Palm Beach, FL	—	450,257	161,978	—	—	450,257	161,978	612,235	10,461		1977		09/06		20 years
North Richland Hills, TX	—	500,352	129,840	—	—	500,352	129,840	630,192	8,386		1970		09/06		20 years
Novi, MI	—	545,175	305,344	—	—	545,175	305,344	850,519	19,720		1979		09/06		20 years
Omaha, NE	—	496,452	314,303	—	—	496,452	314,303	810,755	20,298		1994		09/06		20 years
Parma, OH	—	370,120	238,145	—	—	370,120	238,145	608,265	15,380		1977		09/06		20 years
Pompano Beach, FL	—	436,153	393,590	—	—	436,153	393,590	829,743	25,419		1976		09/06		20 years
Portland, OR	—	764,431	161,462	—	—	764,431	161,462	925,893	10,428		1977		09/06		20 years
Provo, UT	—	519,038	216,015	—	—	519,038	216,015	735,053	13,951		1978		09/06		20 years
Pueblo, CO	—	475,420	301,725	—	—	475,420	301,725	777,145	19,486		1980		09/06		20 years
Raleigh, NC	—	1,094,361	482,297	—	—	1,094,361	482,297	1,576,658	31,148		1984		09/06		20 years
Santa Ana, CA	—	515,866	279,400	—	—	515,866	279,400	795,266	18,045		1977		09/06		20 years
Sherman, TX	—	232,670	126,149	—	—	232,670	126,149	358,819	8,147		1969		09/06		20 years
Southfield, MI	—	401,401	330,496	—	—	401,401	330,496	731,897	21,344		1980		09/06		20 years
St. Louis, MO	—	519,641	265,824	—	—	519,641	265,824	785,465	17,168		1973		09/06		20 years
Sugarland, TX	—	315,186	334,027	—	—	315,186	334,027	649,213	21,573		1997		09/06		20 years
Tacoma, WA	—	580,288	200,559	—	—	580,288	200,559	780,847	12,953		1984		09/06		20 years
Tulsa, OK	—	324,751	313,897	—	—	324,751	313,897	638,648	20,273		1978		09/06		20 years
Tuscon, AZ	—	922,401	290,221	—	—	922,401	290,221	1,212,622	18,743		1979		09/06		20 years
W. Palm Beach, FL	—	619,003	160,924	—	—	619,003	160,924	779,927	10,393		1984		09/06		20 years
Weathersfield, CT	—	883,538	176,136	—	—	883,538	176,136	1,059,674	11,375		1978		09/06		20 years
Worcester, MA	—	383,194	492,602	—	—	383,194	492,602	875,796	31,814		1978		09/06		20 years
Boise, ID	—	514,340	476,967	—	—	514,340	476,967	991,307	24,842		1983		12/06		20 years
St. Louis, MO	—	634,924	302,979	—	—	634,924	302,979	937,903	14,518		1980		01/07		20 years
Virginia Gardens, FL	—	793,432	132,605	—	—	793,432	132,605	926,037	6,354		1977		01/07		20 years

Dick’s Sporting Goods:
Taylor, MI	—	1,920,032	3,526,868	—	—	1,920,032	3,526,868	5,446,900	995,961		1996		08/96		40 years
White Marsh, MD	—	2,680,532	3,916,889	—	—	2,680,532	3,916,889	6,597,421	1,106,100		1996		08/96		40 years

Dollar Tree:
Garland, TX	—	239,014	626,170	—	—	239,014	626,170	865,183	101,753		1994		02/94		40 years
Copperas Cove, TX	—	241,650	511,624	194,167	—	241,650	705,791	947,441	145,122		1972		11/98		40 years

Donato’s:
Medina, OH	—	405,113	463,582	—	—	405,113	463,582	868,696	70,020		1996		12/01		40 years

Dr. Clean Dry Cleaners:
Monticello, NY	—	19,625	71,570	—	—	19,625	71,570	91,195	4,995		1996		03/05		40 years

Easyhome:
Cohoes, NY	—	58,969	317,885	—	—	58,969	317,885	376,854	26,815		1994		09/04		40 years

Eckerd:
Douglasville, GA	—	413,438	995,209	—	—	413,438	995,209	1,408,647	296,627		1996		01/96		40 years
Conyers, GA	—	574,666	998,900	—	—	574,666	998,900	1,573,566	263,252		1997		06/97		40 years
Augusta, GA	—	568,606	1,326,748	—	—	568,606	1,326,748	1,895,354	333,069		1997		12/97		40 years
Riverdale, GA	—	1,088,896	1,707,448	—	—	1,088,896	1,707,448	2,796,344	428,640		1997		12/97		40 years
Warner Robins, GA	—	707,488	—	1,227,330	—	707,488	1,227,330	1,934,818	274,871		1999		03/98	(g)	40 years
West Mifflin, PA	—	1,401,632	2,043,862	—	—	1,401,632	2,043,862	3,445,494	300,192		1999		02/02		40 years
Norfolk, VA	—	2,742,194	1,796,508	—	—	2,742,194	1,796,508	4,538,702	263,862		2001		02/02		40 years
Thorndale, PA	—	2,260,618	2,472,039	—	—	2,260,618	2,472,039	4,732,657	363,081		2001		02/02		40 years

El Mariachi Grill:
Montgomery, AL	—	1,418,158	1,140,080	—	—	1,418,158	1,044,075	2,462,233	166,034		1999		12/01		40 years

El Meskal:
Hammond, LA	—	247,600	813,514	62,287	—	247,600	627,601	875,201	109,955		1997		12/01		40 years

El Paso Barbeque:
Tuscon, AZ	—	996,435	—	2,741,660	—	996,435	2,741,660	3,738,095	19,991		2007		12/06	(q)	40 years
Farmington, NM	—	2,756,524	—	—	—	2,756,524	—	2,756,524	(e	)	(e	)	12/07	(q)	(e	)

Enterprise Rent-A-Car:
Wilmington, NC	—	218,126	327,329	—	—	218,126	327,329	545,455	49,440		1981		12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total

Fallas Paredes:
Arlington, TX	—	317,838	1,680,428	242,483	—	317,838	1,922,911		2,240,749	465,560		1996		06/96		38 years

Family Dollar:
Cohoes, NY	—	95,644	515,502	—	—	95,644	515,502		611,146	41,712		1994		09/04		40 years
Hudson Falls, NY	—	51,055	379,789	—	—	51,055	379,789		430,844	31,253		1993		09/04		40 years
Monticello, NY	—	96,445	351,721	—	—	96,445	351,721		448,166	24,547		1996		03/05		40 years

Fantastic Sams:
Eden Prairie, MN	—	64,916	180,538	80,809	—	64,916	261,347		326,263	36,492		1997		12/01		40 years

Fazoli’s Restaurant:
Bay City, MI	—	647,055	633,899	—	—	647,055	633,899		1,280,953	95,745		1997		12/01		40 years

Ferguson;
Destin, FL	—	553,552	1,011,898	—	—	553,552	1,011,898		1,565,450	20,027		2006		03/07		40 years

Food Fast:
Bossier City, LA	—	882,882	657,929	—	—	882,882	657,929		1,540,811	23,759		1975		06/07		15 years
Brownsboro, TX	—	327,611	385,088	—	—	327,611	385,088		712,699	6,952		1990		06/07		30 years
Flint, TX	—	272,007	410,803	—	—	272,007	410,803		682,810	8,900		1985		06/07		25 years
Forney, TX	—	545,133	707,160	—	—	545,133	707,160		1,252,293	12,768		1989		06/07		30 years
Forney, TX	—	473,290	653,516	—	—	473,290	653,516		1,126,806	11,800		1990		06/07		30 years
Gun Barrel City, TX	—	241,890	467,271	—	—	241,890	467,271		709,161	10,124		1988		06/07		25 years
Gun Barrel City, TX	—	269,871	386,429	—	—	269,871	386,429		656,300	8,372		1986		06/07		25 years
Jacksonville, TX	—	660,275	632,166	—	—	660,275	632,166		1,292,441	22,828		1976		06/07		15 years
Kemp, TX	—	580,596	505,102	—	—	580,596	505,102		1,085,698	10,944		1986		06/07		25 years
Longview, TX	—	252,373	303,925	—	—	252,373	303,925		556,298	6,585		1983		06/07		25 years
Longview, TX	—	271,236	430,518	—	—	271,236	430,518		701,754	7,773		1990		06/07		30 years
Longview, TX	—	425,860	381,585	—	—	425,860	381,585		807,445	8,268		1984		06/07		25 years
Longview, TX	—	359,539	535,304	—	—	359,539	535,304		894,843	11,598		1983		06/07		25 years
Longview, TX	—	403,420	571,962	—	—	403,420	571,962		975,382	12,393		1985		06/07		25 years
Longview, TX	—	178,176	235,972	—	—	178,176	235,972		414,148	6,391		1977		06/07		20 years
Mabank,TX	—	229,097	493,568	—	—	229,097	493,568		722,665	10,694		1986		06/07		25 years
Mt. Vernon, TX	—	292,251	666,046	—	—	292,251	666,046		958,297	14,430		1990		06/07		25 years
Shreveport, LA	—	360,801	249,918	—	—	360,801	249,918		610,719	9,025		1969		06/07		15 years
Tyler, TX	—	323,146	283,153	—	—	323,146	283,153		606,299	7,669		1978		06/07		20 years
Tyler, TX	—	487,716	831,325	—	—	487,716	831,325		1,319,041	22,515		1980		06/07		20 years
Tyler, TX	—	742,070	545,967	—	—	742,070	545,967		1,288,037	11,829		1985		06/07		25 years
Tyler, TX	—	256,415	542,486	—	—	256,415	542,486		798,901	14,692		1980		06/07		20 years
Tyler, TX	—	188,162	328,622	—	—	188,162	328,622		516,784	7,120		1984		06/07		25 years
Tyler, TX	—	542,144	403,494	—	—	542,144	403,494		945,638	8,742		1984		06/07		25 years
Tyler, TX	—	257,981	418,816	—	—	257,981	418,816		676,797	11,343		1978		06/07		20 years
Tyler, TX	—	316,208	544,790	—	—	316,208	544,790		860,998	9,836		1989		06/07		30 years
Tyler, TX	—	301,853	455,181	—	—	301,853	455,181		757,034	12,328		1981		06/07		20 years

Food 4 Less:
Chula Vista, CA	—	3,568,862	—	—	—	3,568,862	(c	)	3,568,862	(c	)	1995		11/98		(c	)

Fresh Market:
Gainesville, FL	—	317,386	1,248,404	655,827	—	317,386	1,904,231		2,221,617	144,321		1982		03/99		40 years

Furr’s Family Dining:
Las Cruces, NM	—	947,476	—	2,181,954		947,476	2,181,954		3,129,430	70,459		2006		01/06	(q)	40 years
Tuscon, AZ	—	1,170,722	—	—	—	1,170,722	—		1,170,722	—		(e	)	07/06	(q)	(e	)
Moore, OK	—	938,701	—	2,429,401	—	938,701	2,429,401		3,368,102	12,653		2007		03/07	(q)	40 years

Gander Mountain:
Amarillo, TX	—	1,513,714	5,781,294	—	—	1,513,714	5,781,294		7,295,008	451,664		2004		11/04		40 years

Gate Petroleum:
Concord, NC	—	852,225	1,200,862	—	—	852,225	1,200,862		2,053,087	76,305		2001		06/05		40 years
Rocky Mountain, NC	—	258,764	1,164,438	—	—	258,764	1,164,438		1,423,202	73,990		2000		06/05		40 years

Gen-X Clothing:
Federal Way, WA	—	2,037,392	1,661,577	257,414	—	2,037,392	1,918,991		3,956,383	423,437		1998		06/98		40 years

Golden Corral:
Abbeville, LA	—	98,577	362,416	—	—	98,577	362,416		460,993	240,748		1985		04/85		35 years
Lake Placid, FL	—	115,113	305,074	43,797	—	115,113	348,871		463,984	211,416		1985		05/85		35 years
Tampa, FL	—	1,329,793	1,390,502	—	—	1,329,793	1,390,502		2,720,296	210,024		1998		12/01		40 years
Dallas, TX	—	1,138,129	1,024,747	—	—	1,138,129	1,024,747		2,162,875	154,779		1994		12/01		40 years
Temple Terrace, FL	—	1,187,614	1,339,000	—	—	1,187,614	1,339,000		2,526,614	202,245		1997		12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)					Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests		Total

Goodyear Truck & Tire:
Wichita, KS	—	213,640		686,700	—	—	213,640		686,700		900,340	87,268		1989		06/05		20 years
Anthony, TX	—	(l	)	1,241,517	—	—	(l	)	1,241,517		1,241,517	14,226		2007		02/07		40 years

GymKix:
Copperas Cove, TX	—	203,908		431,715	171,477	—	203,908		603,192		807,100	123,601		1972		11/98		40 years

H&R Block:
Swansea, IL	—	45,842		132,440	69,029	—	45,842		201,469		247,311	29,307		1997		12/01		40 years

Hastings:
Nacogdoches, TX	—	397,074		1,257,402	—	—	397,074		1,257,402		1,654,477	286,845		1997		11/98		40 years

Haverty’s:
Clearwater, FL	—	1,184,938		2,526,207	44,005	—	1,189,188		2,570,212		3,759,400	930,917		1992		05/93		40 years
Orlando, FL	—	820,397		2,184,721	176,425	—	820,397		2,361,146		3,181,543	811,364		1992		05/93		40 years
Pensacola, FL	263,188	633,125		1,595,405	—	—	603,111		1,595,405		2,198,516	459,122		1994		06/96		40 years
Bowie, MD	—	1,965,508		4,221,074	—	—	1,965,508		4,221,074		6,186,582	927,357		1997		12/97		38 years

Healthy Pet:
Suwannee, GA	—	175,183		1,038,492	—	—	175,183		1,038,492		1,213,675	27,044		1997		12/06		40 years
Colonial Heights, VA	—	159,879		746,261	—	—	159,879		746,261		906,140	17,879		1996		01/07		40 years

Heilig-Meyers:
Baltimore, MD	—	469,781		813,073	—	—	469,781		813,073		1,282,854	185,482		1968		11/98		40 years
Glen Burnie, MD	—	631,712		931,931	—	—	631,712		931,931		1,563,643	212,550		1968		11/98		40 years

Hollywood Video:
Cincinnati, OH	—	282,200		520,623	279,308	—	543,438		538,693		1,082,132	78,787		1998		12/01		40 years
Clifton, CO	—	245,462		732,477	—	—	245,462		732,477		977,939	110,634		1998		12/01		40 years
Lafayette, LA	—	603,190		1,149,251	—	—	603,190		1,149,251		1,752,441	58,660		1999		12/05		40 years
Ridgeland, MS	—	778,874		933,314	—	—	778,874		933,314		1,712,188	47,638		1997		12/05		40 years

Home Décor:
Memphis, TN	—	549,309		539,643	364,460	—	549,309		904,103		1,453,412	176,448		1998		11/98		40 years

Home Depot:
Sunrise, FL	—	5,148,657		—	—	—	5,148,657		—		5,148,657	—		(i	)	05/03		(i	)

HomeGoods:
Fairfax, VA	—	977,839		1,414,261	937,301	—	977,839		2,351,562		3,329,401	249,166		1995		12/95		40 years

Hooters:
Tampa, FL	—	783,923		504,768	—	—	783,923		504,768		1,288,692	76,241		1993		12/01		40 years

Hope Rehab:
Houston, TX	—	112,150		509,179	—	—	112,150		509,179		621,329	26,202		1995		12/05		40 years

Horizon Travel Plaza:
Midland City, AL	—	728,990		2,538,232	—	—	728,990		2,538,232		3,267,222	66,100		2006		12/06		40 years
Dothan, AL	—	773,671		1,886,333	—	—	773,671		1,886,333		2,660,004	37,334		2007		03/07		40 years
Lebanon, TN	—	581,612		—	—	—	581,612		—		581,612	(e	)	(e	)	03/07	(q)	(e	)

Humana:
Sunrise, FL	—	800,271		252,717	—	—	800,271		252,717		1,052,988	22,849		1984		05/04		40 years

Hy-Vee:
St. Joseph, MO	—	1,579,583		2,849,246	—	—	1,579,583		2,849,246		4,428,829	376,938		1991		09/02		40 years

International House of Pancakes:
Sunset Hills, MO	—	271,853		—	—	—	271,853		(c	)	271,853	(c	)	1993		10/93		(c	)
Matthews, NC	—	380,043		—	—	—	380,043		(c	)	380,043	(c	)	1993		12/93		(c	)
Midwest City, OK	—	407,268		—	—	—	407,268		—		407,268	(i	)	(i	)	11/00		(i	)
Ankeny, IA	—	692,956		515,035	—	—	692,956		515,035		1,207,991	43,635		2002		06/05		30 years

Jack-in-the-Box:
Plano, TX	—	1,055,433		1,236,590	—	—	1,055,433		1,236,590		2,292,023	78,575		2001		06/05		40 years

Jacobson Industrial:
Des Moines, IA	—	60,517		112,390	—	—	60,517		112,390		172,907	14,283		1973		06/05		20 years

Jared Jewelers:
Richmond, VA	—	955,134		1,336,152	—	—	955,134		1,336,152		2,291,286	201,815		1998		12/01		40 years
Brandon, FL	—	1,196,900		1,182,150	—	—	1,196,900		1,182,150		2,379,050	166,409		2001		05/02		40 years
Lithonia, GA	—	1,270,517		1,215,818	—	—	1,270,517		1,215,818		2,486,335	171,149		2001		05/02		40 years
Houston, TX	—	1,675,739		1,439,597	—	—	1,675,739		1,439,597		3,115,336	181,449		1999		12/02		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Jo-Ann Etc:
Corpus Christi, TX	—		818,448	896,395	12,222	—	818,448	908,617	1,727,065	320,316		1967		11/93	40 years

Kangaroo Express:
Belleview, FL	—		471,029	1,451,277	—	—	471,029	1,451,277	1,922,306	49,888		2006		08/06	40 years
Carthage, NC	—		485,461	353,643	—	—	485,461	353,643	839,104	12,156		1989		08/06	40 years
Jacksonville, FL	—		807,477	1,239,085	—	—	807,477	1,239,085	2,046,562	42,594		1975		08/06	40 years
Jacksonville, FL	—		684,639	1,361,897	—	—	682,510	1,361,897	2,044,407	46,815		1969		08/06	40 years
Sanford, NC	—		666,330	660,594	—	—	666,330	660,594	1,326,924	22,708		2000		08/06	40 years
Sanford, NC	—		1,638,444	1,370,558	—	—	1,638,444	1,370,558	3,009,002	47,112		2003		08/06	40 years
Siler City, NC	—		586,174	645,290	—	—	586,174	645,290	1,231,464	22,182		1998		08/06	40 years
West End, NC	—		426,114	516,010	—	—	426,114	516,010	942,124	17,738		1999		08/06	40 years
Destin, FL	—		1,365,569	1,192,192	—	—	1,365,569	1,192,192	2,557,761	38,498		2000		09/06	40 years
Niceville, FL	—		1,433,652	1,124,109	—	—	1,433,652	1,124,109	2,557,761	36,299		2000		09/06	40 years
Interlachen, FL	—		518,814	—	—	—	518,814	—	518,814	(e	)	(e	)	10/06	(e	)
Kill Devil Hills, NC	—		679,169	552,393	—	—	679,169	552,393	1,231,562	16,691		1990		10/06	40 years
Kill Devil Hills, NC	—		490,309	741,222	—	—	490,309	741,222	1,231,531	22,397		1995		10/06	40 years
Clarksville, TN	—		521,023	709,784	—	—	521,023	709,784	1,230,807	18,484		1999		12/06	40 years
Clarksville, TN	—		275,897	954,910	—	—	275,897	954,910	1,230,807	24,867		1999		12/06	40 years
Gallatin, TN	—		474,297	756,510	—	—	474,297	756,510	1,230,807	19,406		1999		12/06	40 years
Naples, FL	—		3,194,938	1,403,297	—	—	3,194,938	1,403,297	4,598,235	36,544		2001		12/06	40 years
Oxford, MS	—		440,413	1,096,748	—	—	440,413	1,096,748	1,537,161	28,561		1998		12/06	40 years
Columbiana, AL	—		770,793	988,907	—	—	770,793	988,907	1,759,700	23,693		1982		01/07	40 years
Naples, FL	—		3,161,883	1,596,602	—	—	3,161,883	1,596,602	4,758,485	34,926		1995		02/07	40 years
Kentwood, LA	—		985,372	891,185	—	—	985,372	891,185	1,876,557	17,638		2001		03/07	40 years
Longs, SC	—		745,488	757,865	—	—	745,488	757,865	1,503,353	14,999		2001		03/07	40 years
Naples, FL	—		2,412,119	1,589,011	—	—	2,412,119	1,589,011	4,001,130	24,828		2000		05/07	40 years
Montgomery, AL	—		666,002	1,185,069	—	—	666,002	1,185,069	1,851,071	16,048		1998		06/07	40 years
Cary, NC	—		1,314,197	2,124,513	—	—	1,314,197	2,124,513	3,438,711	19,917		2007		08/07	40 years

Kash N’ Karry:
Brandon, FL	3,124,261	(p)	322,476	1,221,661	—	—	322,476	1,221,661	1,544,137	128,529		1983		03/99	40 years
Sarasota, FL	—		470,600	1,343,746	—	—	470,600	1,343,746	1,814,346	141,373		1983		03/99	40 years

Keg Steakhouse:
Bellingham, WA (r)	—		397,443	455,605	—	—	397,443	455,605	853,048	68,815		1981		12/01	40 years
Lynnwood, WA	—		1,255,513	649,236	—	—	1,255,513	649,236	1,904,748	98,062		1992		12/01	40 years
Tacoma, WA	—		526,792	794,722	—	—	526,792	794,722	1,321,515	120,036		1981		12/01	40 years

Kerasotes:
Bloomington, IN	—		2,337,910	4,000,182	—	—	2,337,910	4,000,182	6,338,092	46,669		1987		09/07	25 years
Bolingbrook, IL	—		2,937,193	3,032,087	—	—	2,937,193	3,032,087	5,969,280	29,479		1994		09/07	30 years
Brighton, CO	—		1,069,710	5,490,668	—	—	1,069,710	5,490,668	6,560,379	40,036		2005		09/07	40 years
Castle Rock, CO	—		2,904,550	5,001,791	—	—	2,904,550	5,001,791	7,906,342	36,471		2005		09/07	40 years
Evansville, IN	—		1,300,359	4,268,824	—	—	1,300,359	4,268,824	5,569,183	35,574		1999		09/07	35 years
Galesburg, IL	—		1,204,699	2,441,058	—	—	1,204,699	2,441,058	3,645,758	17,799		2003		09/07	40 years
Machesney Park, IL	—		3,017,551	8,769,548	—	—	3,017,551	8,769,548	11,787,099	63,945		2005		09/07	40 years
Michigan City, IN	—		1,995,639	8,421,666	—	—	1,995,639	8,421,666	10,417,305	61,407		2005		09/07	40 years
Muncie, IN	—		1,243,157	5,511,584	—	—	1,243,157	5,511,584	6,754,741	40,189		2005		09/07	40 years
Naperville, IL	—		6,141,054	11,624,187	—	—	6,141,054	11,624,187	17,765,241	84,760		2006		09/07	40 years
New Lenox, IL	—		6,777,804	10,979,958	—	—	6,777,804	10,979,958	17,757,762	80,062		2004		09/07	40 years

KFC:
Erie, PA	—		516,508	496,092	—	—	516,508	496,092	1,012,601	74,931		1996		12/01	40 years
Marysville, WA	—		646,779	545,592	—	—	646,779	545,592	1,192,371	82,407		1996		12/01	40 years
Evansville, IN	—		369,740	766,635	—	—	369,740	766,635	1,136,375	31,145		2004		05/06	40 years
Fenton, MO	—		307,068	496,410	—	—	307,068	496,410	803,478	233,667		1985		07/92	33 years

Kohl’s:
Florence, AL	—		817,661	—	1,046,515	—	817,661	1,046,515	1,864,176	32,704		(i	)	06/04	40 years

Kum & Go:
Omaha, NE	—		392,847	214,280	—	—	392,847	214,280	607,127	27,231		1979		06/05	20 years

Light Restaurant:
Columbus, OH	—		1,032,008	1,107,250	—	—	1,032,008	1,107,250	2,139,258	167,240		1998		12/01	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Lil’ Champ:
Gainesville, FL	—		900,141	—	1,800,281	—	900,141	1,800,281	2,700,422	35,631	2007	07/05	(q)	40 years
Jacksonville, FL	—		2,225,177	315,315	—	—	2,225,177	315,315	2,540,492	18,722	2006	08/05		40 years
Ocala, FL	—		845,827	—	1,563,500	—	845,827	1,563,500	2,409,327	21,172	2007	02/06	(q)	40 years

Logan’s Roadhouse:
Alexandria, LA	—		1,217,567	3,048,693	—	—	1,217,567	3,048,693	4,266,260	85,744	1998	11/06		40 years
Beckley, WV	—		1,396,024	2,404,817	—	—	1,396,024	2,404,817	3,800,841	67,635	2006	11/06		40 years
Cookeville, TN	—		1,262,430	2,270,596	—	—	1,262,430	2,270,596	3,533,026	63,860	1997	11/06		40 years
Fort Wayne, IN	—		1,274,315	2,109,860	—	—	1,274,315	2,109,860	3,384,175	59,340	2003	11/06		40 years
Greenwood, IN	—		1,341,188	2,105,213	—	—	1,341,188	2,105,213	3,446,401	59,209	2000	11/06		40 years
Hurst, TX	—		1,857,628	1,915,877	—	—	1,857,628	1,915,877	3,773,505	53,884	1999	11/06		40 years
Jackson, TN	—		1,199,765	2,246,330	—	—	1,199,765	2,246,330	3,446,095	63,178	1994	11/06		40 years
Lake Charles, LA	—		1,284,898	2,202,447	—	—	1,284,898	2,202,447	3,487,345	61,944	1998	11/06		40 years
McAllen, TX	—		1,607,806	2,177,715	—	—	1,607,806	2,177,715	3,785,521	61,248	2005	11/06		40 years
Opelika, AL	—		1,028,484	1,753,045	—	—	1,028,484	1,753,045	2,781,529	49,304	2005	11/06		40 years
Roanoke, VA	—		2,302,414	1,947,141	—	—	2,302,414	1,947,141	4,249,555	54,763	1998	11/06		40 years
San Marcos, TX	—		836,979	1,453,300	—	—	836,979	1,453,300	2,290,279	40,874	2000	11/06		40 years
Sanford, FL	—		1,677,782	1,730,390	—	—	1,677,782	1,730,390	3,408,172	48,667	1999	11/06		40 years
Smyrna, TN	—		1,334,998	2,047,465	—	—	1,334,998	2,047,465	3,382,463	57,585	2002	11/06		40 years
Warner Robins, GA	—		905,301	1,533,748	—	—	905,301	1,533,748	2,439,049	43,136	2004	11/06		40 years
Franklin, TN	—		2,519,485	1,704,790	—	—	2,519,485	1,704,790	4,224,275	44,396	1995	12/06		40 years
Southaven, MS	—		1,297,767	1,338,118	—	—	1,297,767	1,338,118	2,635,885	34,847	2005	12/06		40 years

Lowe’s:
Memphis, TN	—		3,214,835	9,169,885	—	—	3,214,835	9,169,885	12,384,720	1,271,710	2001	06/02		40 years

Magic China Café:
Orlando, FL	65,839	(o)	40,200	110,531	—	—	40,200	110,531	150,731	10,708	2001	02/04		40 years

Magic Mountain:
Columbus, OH	—		2,075,527	1,906,370	—	—	2,075,527	1,906,370	3,981,897	25,815	1990	06/07		40 years
Columbus, OH	—		5,379,851	2,693,295	—	—	5,379,851	2,693,295	8,073,146	36,471	1990	06/07		40 years

Majestic Liquors:
Arlington, TX	—		1,235,214	1,222,434	—	—	1,235,214	1,222,434	2,457,648	87,862	1990	02/05		40 years
Coffee City, TX	—		1,330,427	3,858,445	—	—	1,330,427	3,858,445	5,188,872	277,326	1996	02/05		40 years
Ft. Worth, TX	—		1,461,333	1,673,229	—	—	1,461,333	1,673,229	3,134,562	120,263	1999	02/05		40 years
Ft. Worth, TX	—		1,651,570	2,017,770	—	—	1,651,570	2,017,770	3,669,340	145,027	2000	02/05		40 years
Ft. Worth, TX	—		2,505,249	2,138,400	—	—	2,505,249	2,138,400	4,643,649	153,698	1988	02/05		40 years
Ft. Worth, TX	—		977,290	2,368,447	—	—	977,290	2,368,447	3,345,737	170,232	1997	02/05		40 years
Ft. Worth, TX	—		611,366	1,608,555	—	—	611,366	1,608,555	2,219,921	115,615	1974	02/05		40 years
Hudson Oaks, TX	—		361,371	1,029,053	—	—	361,371	1,029,053	1,390,424	73,963	1993	02/05		40 years
Granbury, TX	—		786,159	1,233,984	—	—	786,159	1,233,984	2,020,143	55,272	2006	05/05	(g)	40 years
Dallas, TX	—		1,554,411	1,228,778	—	—	1,554,411	1,228,778	2,783,189	78,079	1982	06/05		40 years
Dallas, TX	—		2,407,203	2,050,580	248,000	—	2,407,203	2,298,580	4,705,783	139,344	1971	06/05		40 years
Azle, TX	—		648,274	859,435	—	—	648,274	859,435	1,507,709	11,638	1970	06/07		40 years
Ft. Worth, TX	—		574,618	933,091	—	—	574,618	933,091	1,507,709	12,636	1982	06/07		40 years
Lubbock, TX	—		1,293,214	1,210,826	—	—	1,293,214	1,210,826	2,504,040	13,874	1983	07/07		40 years
Lubbock, TX	—		2,606,118	2,897,922	—	—	2,606,118	2,897,922	5,504,040	33,205	1983	07/07		40 years

Merchant’s Tires:
Hampton, VA	—		179,835	426,895	—	—	179,835	426,895	606,730	29,794	1986	03/05		40 years
Newport News, VA	—		233,812	259,046	—	—	233,812	259,046	492,858	18,079	1986	03/05		40 years
Norfolk, VA	—		398,132	507,743	—	—	398,132	507,743	905,875	35,436	1986	03/05		40 years
Rockville, MD	—		1,030,156	306,147	—	—	1,030,156	306,147	1,336,303	21,367	1974	03/05		40 years
Washington, DC	—		623,607	577,948	—	—	623,607	577,948	1,201,555	40,336	1983	03/05		40 years

Mi Pueblo Foods:
Watsonville, CA	—		805,056	1,648,934	—	—	805,056	1,648,934	2,453,990	173,482	1984	03/99		40 years

Michaels:
Fairfax, VA	—		986,131	1,426,254	706,501	—	986,131	2,132,755	3,118,886	476,206	1995	12/95		40 years
Grapevine, TX (r)	—		1,017,934	2,066,715	—	—	1,017,934	2,066,715	3,084,649	492,997	1998	06/98		40 years
Plymouth Meeting, PA	—		2,911,111	—	2,594,720	—	2,911,111	2,594,720	5,505,831	494,507	1999	10/98	(g)	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Mister Car Wash:
Anoka, MN	—	212,378	214,461	—	—	212,378	214,461	426,839	10,127	1968	04/07	15 years
Brooklyn Park, MN	—	438,259	778,217	—	—	438,259	778,217	1,216,476	22,050	1985	04/07	25 years
Cedar Rapids, IA	—	390,848	816,402	—	—	390,848	816,402	1,207,250	23,131	1989	04/07	25 years
Clive, IA	—	1,141,010	934,829	—	—	1,141,010	934,829	2,075,839	33,109	1983	04/07	20 years
Cottage Grove, MN	—	274,404	484,572	—	—	274,404	484,572	758,976	13,730	1992	04/07	25 years
Des Moines, IA	—	212,694	475,795	—	—	212,694	475,795	688,489	16,851	1964	04/07	20 years
Des Moines, IA	—	248,517	595,659	—	—	248,517	595,659	844,176	14,064	1990	04/07	30 years
Eden Prairie, MN	—	865,400	751,139	—	—	865,400	751,139	1,616,539	26,603	1984	04/07	20 years
Edina, MN	—	894,483	686,718	—	—	894,483	686,718	1,581,201	24,321	1985	04/07	20 years
Houston, TX	—	287,729	465,697	—	—	287,729	465,697	753,426	21,991	1970	04/07	15 years
Houston, TX	—	2,260,395	1,806,419	—	—	2,260,395	1,806,419	4,066,814	51,182	1975	04/07	25 years
Houston, TX	—	3,193,137	1,305,127	—	—	3,193,137	1,305,127	4,498,264	26,413	1995	04/07	35 years
Houston, TX	—	1,846,219	1,592,457	—	—	1,846,219	1,592,457	3,438,676	45,120	1983	04/07	25 years
Houston, TX	—	1,960,385	1,144,516	—	—	1,960,385	1,144,516	3,104,901	32,427	1983	04/07	25 years
Houston, TX	—	1,347,305	1,701,671	—	—	1,347,305	1,701,671	3,048,976	40,178	1984	04/07	30 years
Houston, TX	—	795,775	678,201	—	—	795,775	678,201	1,473,976	19,216	1986	04/07	25 years
Houston, TX	—	623,760	1,108,129	—	—	623,760	1,108,129	1,731,889	26,164	1988	04/07	30 years
Houston, TX	—	5,125,771	1,267,125	—	—	5,125,771	1,267,125	6,392,896	25,644	1995	04/07	35 years
Humble, TX	—	1,204,234	1,516,641	—	—	1,204,234	1,516,641	2,720,875	30,694	1993	04/07	35 years
Plymouth, MN	—	827,427	181,549	—	—	827,427	181,549	1,008,976	12,860	1955	04/07	10 years
Roseville, MN	—	861,100	563,575	—	—	861,100	563,575	1,424,675	19,959	1963	04/07	20 years
Spokane, WA	—	214,246	580,318	—	—	214,246	580,318	794,564	13,702	1990	04/07	30 years
Spokane, WA	—	1,252,856	1,146,358	—	—	1,252,856	1,146,358	2,399,214	23,200	1997	04/07	35 years
St. Cloud, MN	—	242,717	391,259	—	—	242,717	391,259	633,976	13,857	1986	04/07	20 years
Stillwater, MN	—	288,745	214,419	—	—	288,745	214,419	503,164	10,125	1971	04/07	15 years
Sugarland, TX	—	3,789,092	1,972,484	—	—	3,789,092	1,972,484	5,761,576	39,919	1995	04/07	35 years
West St Paul, MN	—	835,651	235,825	—	—	835,651	235,825	1,071,476	8,352	1972	04/07	20 years
Rochester, MN	—	318,975	451,053	—	—	318,975	451,053	770,028	2,349	1994	10/07	40 years
Rochester, MN	—	1,054,930	2,327,307	—	—	1,054,930	2,327,307	3,382,237	12,121	2003	10/07	40 years
Birmingham, AL	—	2,377,589	2,144,987	—	—	2,377,589	2,144,987	4,522,576	8,937	1985	11/07	30 years
Clearwater, FL	—	825,012	765,491	—	—	825,012	765,491	1,590,503	3,827	1969	11/07	25 years
Mesquite, TX	—	1,595,876	2,201,161	—	—	1,595,876	2,201,161	3,797,037	11,005	1987	11/07	25 years
Seminole, FL	—	2,165,896	1,495,994	—	—	2,165,896	1,495,994	3,661,890	6,233	1985	11/07	30 years
Tampa, FL	—	2,992,859	1,669,069	—	—	2,992,859	1,669,069	4,661,928	8,345	1969	11/07	25 years
Vestavia Hills, AL	—	1,008,794	955,811	—	—	1,008,794	955,811	1,964,605	4,779	1967	11/07	25 years
El Paso, TX	—	988,006	1,046,430	—	—	988,006	1,046,430	2,034,436	1,246	1998	12/07	40 years
El Paso, TX	—	1,399,045	1,467,945	—	—	1,399,045	1,467,945	2,866,990	1,748	1991	12/07	40 years
El Paso, TX	—	664,183	823,521	—	—	664,183	823,521	1,487,704	980	1991	12/07	40 years
El Paso, TX	—	1,423,681	1,305,604	—	—	1,423,681	1,305,604	2,729,285	1,813	1986	12/07	30 years
El Paso, TX	—	1,807,249	2,287,451	—	—	1,807,249	2,287,451	4,094,700	3,177	1983	12/07	40 years

Mountain Jack’s:
Centerville, OH	—	850,625	1,059,430	—	—	850,625	1,059,430	1,910,055	160,018	1986	12/01	40 years

Mr. E’s Music Supercenter:
Arlington, TX	—	435,002	2,299,881	334,059	—	435,002	2,633,940	3,068,942	637,178	1996	06/96	40 years

Muchas Gracias Mexican Restaurant:
Salem, OR	—	555,951	735,651	—	—	555,951	735,651	1,291,602	111,114	1996	12/06	40 years

New Covenant Church:
Augusta, GA	—	176,656	674,253	—	—	176,656	674,253	850,909	101,840	1998	12/01	40 years

Office Depot:
Arlington, TX	—	596,024	1,411,432	—	—	596,024	1,411,432	2,007,456	490,980	1991	01/94	40 years
Richmond, VA	—	888,772	1,948,036	—	—	888,772	1,948,036	2,836,808	564,380	1996	05/96	40 years
Hartsdale, NY	—	4,508,753	2,327,448	—	—	4,508,753	2,327,448	6,836,201	227,831	1996	09/97	40 years

OfficeMax:
Cincinnati, OH	—	543,489	1,574,551	—	—	543,489	1,574,551	2,118,040	530,737	1994	07/94	40 years
Evanston, IL	—	1,867,831	1,757,618	—	—	1,867,831	1,757,618	3,625,449	551,941	1995	06/95	40 years
Altamonte Springs, FL	—	1,689,793	3,050,160	—	—	1,689,793	3,050,160	4,739,953	905,775	1995	01/96	40 years
Cutler Ridge, FL	—	989,370	1,479,119	—	—	989,370	1,479,119	2,468,489	425,555	1995	06/96	40 years
Sacramento, CA	—	1,144,167	2,961,206	—	—	1,144,167	2,961,206	4,105,373	814,528	1996	12/96	40 years
Salinas, CA	—	1,353,217	1,829,325	—	—	1,353,217	1,829,325	3,182,542	497,348	1995	02/97	40 years
Redding, CA	—	667,174	2,181,563	—	—	667,174	2,181,563	2,848,737	574,933	1997	06/97	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Kelso, WA	—		868,003	—	1,805,539	—	868,003	1,805,539	2,673,542	449,504	1998	09/97	(g)	40 years
Lynchburg, VA	—		561,509	—	1,851,326	—	561,509	1,851,326	2,412,835	430,047	1998	02/98		40 years
Leesburg, FL	—		640,019	—	1,929,028	—	640,019	1,929,028	2,569,047	436,040	1998	08/98		40 years
Griffin, GA	—		685,470	—	1,801,905	—	685,470	1,801,905	2,487,375	392,290	1999	11/98	(g)	40 years
Tigard, OR	—		1,539,873	2,247,321	—	—	1,539,873	2,247,321	3,787,194	512,670	1995	11/98		40 years

Orlando Metro Gymnastics:
Orlando, FL	—		427,661	1,344,660	—	—	427,661	1,344,660	1,772,321	99,448	2003	01/05		40 years

Palais Royale:
Sealy, TX			475,185	519,176	—	—	475,185	519,176	994,361	115,508	1982	03/99		40 years

Palm Tree Computer Systems:
Orlando, FL	60,351	(o)	36,850	101,320	—	—	36,850	101,320	138,170	9,815	2001	02/04		40 years

Party City:
Memphis, TN	—		266,383	—	1,136,334	—	266,383	1,136,334	1,402,717	242,655	1999	06/99		40 years

Pep Boys:
Chicago, IL	—		1,077,006	3,756,102	—	—	1,077,006	3,756,102	4,833,108	13,414	1993	11/07		35 years
Cicero, IL	—		1,341,244	3,760,263	—	—	1,341,244	3,760,263	5,101,507	13,429	1993	11/07		35 years
Cornwell Heights, PA	—		2,058,189	3,101,900	—	—	2,058,189	3,101,900	5,160,089	15,510	1972	11/07		25 years
East Brunswick, NJ	—		2,449,212	5,025,778	—	—	2,449,212	5,025,778	7,474,990	20,940	1987	11/07		30 years
Jacksonville, FL	—		809,881	2,330,983	—	—	809,881	2,330,983	3,140,864	8,325	1989	11/07		35 years
Joliet, IL	—		1,505,821	3,726,894	—	—	1,505,821	3,726,894	5,232,715	13,310	1993	11/07		35 years
Lansing, IL	—		868,936	3,439,711	—	—	868,936	3,439,711	4,308,647	12,284	1993	11/07		35 years
Las Vegas, NV	—		1,917,220	2,530,354	—	—	1,917,220	2,530,354	4,447,574	9,037	1989	11/07		35 years
Marietta, GA	—		1,311,037	3,555,989	—	—	1,311,037	3,555,989	4,867,026	14,817	1987	11/07		30 years
Marlton, NJ	—		1,608,391	4,141,816	—	—	1,608,391	4,141,816	5,750,207	17,258	1983	11/07		30 years
Philadelphia, PA	—		1,300,283	3,830,376	—	—	1,300,283	3,830,376	5,130,659	13,680	1995	11/07		35 years
Quakertown, PA	—		1,128,592	3,251,721	—	—	1,128,592	3,251,721	4,380,313	11,613	1995	11/07		35 years
Roswell, GA	—		930,986	2,732,320	—	—	930,986	2,732,320	3,663,306	11,385	2007	11/07		30 years
Turnersville, NJ	—		989,911	3,493,815	—	—	989,911	3,493,815	4,483,726	14,558	1986	11/07		30 years

Perfect Teeth:
Rio Rancho, NM	—		61,517	122,142	—	—	61,517	122,142	183,659	18,465	1997	12/01		40 years

Perkins Restaurant:
Des Moines, IA	—		255,874	136,103	—	—	255,874	136,103	391,977	34,593	1976	06/05		10 years
Des Moines, IA	—		225,922	203,330	—	—	225,922	203,330	429,252	51,679	1976	06/05		10 years
Des Moines, IA	—		269,938	218,248	—	—	269,938	218,248	488,186	55,471	1977	06/05		10 years
Newton, IA	—		353,816	401,630	—	—	353,816	401,630	755,446	102,081	1979	06/05		10 years
Urbandale, IA	—		376,690	581,414	—	—	376,690	581,414	958,104	73,888	1979	06/05		20 years

Petco:
Grand Forks, ND	—		306,629	909,671	—	—	306,629	909,671	1,216,301	228,389	1996	12/97		40 years

Petro Express:
Belmont, NC	—		1,507,766	1,622,165	—	—	1,507,766	1,622,165	3,129,931	32,829	2001	04/07		35 years
Charlotte, NC	—		1,025,233	1,604,698	—	—	1,025,233	1,604,698	2,629,931	37,888	1986	04/07		30 years
Charlotte, NC	—		1,292,976	1,836,951	—	—	1,292,976	1,836,951	3,129,927	43,372	1987	04/07		30 years
Charlotte, NC	—		1,457,711	2,047,217	—	—	1,457,711	2,047,217	3,504,928	48,337	1987	04/07		30 years
Charlotte, NC	—		1,290,989	1,838,939	—	—	1,290,989	1,838,939	3,129,928	43,419	1988	04/07		30 years
Charlotte, NC	—		1,777,717	1,977,210	—	—	1,777,717	1,977,210	3,754,927	46,684	1992	04/07		30 years
Charlotte, NC	—		1,322,626	869,805	—	—	1,322,626	869,805	2,192,431	20,537	1982	04/07		30 years
Charlotte, NC	—		506,975	697,953	—	—	506,975	697,953	1,204,928	24,719	1967	04/07		20 years
Charlotte, NC	—		629,337	875,591	—	—	629,337	875,591	1,504,928	20,674	1986	04/07		30 years
Charlotte, NC	—		429,432	425,496	—	—	429,432	425,496	854,928	10,046	1983	04/07		30 years
Charlotte, NC	—		2,315,876	2,064,051	—	—	2,315,876	2,064,051	4,379,927	41,772	1996	04/07		35 years
Charlotte, NC	—		1,037,423	1,467,505	—	—	1,037,423	1,467,505	2,504,928	29,700	1997	04/07		35 years
Charlotte, NC	—		2,165,285	1,964,643	—	—	2,165,285	1,964,643	4,129,928	39,761	1997	04/07		35 years
Charlotte, NC	—		1,339,787	1,790,140	—	—	1,339,787	1,790,140	3,129,927	36,229	1998	04/07		35 years
Charlotte, NC	—		2,784,480	3,720,448	—	—	2,784,480	3,720,448	6,504,928	75,295	1998	04/07		35 years
Charlotte, NC	—		1,532,107	1,972,821	—	—	1,532,107	1,972,821	3,504,928	39,926	1998	04/07		35 years
Charlotte, NC	—		1,030,292	1,724,636	—	—	1,030,292	1,724,636	2,754,928	40,721	1983	04/07		30 years
Charlotte, NC	—		1,810,009	2,569,919	—	—	1,810,009	2,569,919	4,379,928	45,509	2004	04/07		40 years
Charlotte, NC	—		1,257,718	1,559,712	—	—	1,257,718	1,559,712	2,817,430	27,619	2004	04/07		40 years
Charlotte, NC	—		1,696,967	2,418,814	—	—	1,696,967	2,418,814	4,115,781	42,833	2005	04/07		40 years
Concord, NC	—		2,144,009	1,985,919	—	—	2,144,009	1,985,919	4,129,928	40,191	2000	04/07		35 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Concord, NC	—	1,828,292	1,676,647	—	—	1,828,292	1,676,647	3,504,939	33,932		2002		04/07		35 years
Conover, NC	—	917,090	1,275,337	—	—	917,090	1,275,337	2,192,427	25,810		1999		04/07		35 years
Cornelius, NC	—	1,653,202	2,664,228	—	—	1,653,202	2,664,228	4,317,430	53,919		2000		04/07		35 years
Denver, NC	—	2,317,321	1,750,110	—	—	2,317,321	1,750,110	4,067,431	35,418		1999		04/07		35 years
Fort Mill, SC	—	3,825,461	2,554,459	—	—	3,825,461	2,554,459	6,379,920	51,697		1998		04/07		35 years
Fort Mill, SC	—	1,883,231	1,559,190	—	—	1,883,231	1,559,190	3,442,421	36,814		1988		04/07		30 years
Gastonia, NC	—	964,906	1,227,521	—	—	964,906	1,227,521	2,192,427	24,843		2001		04/07		35 years
Gastonia, NC	—	335,424	544,504	—	—	335,424	544,504	879,928	9,642		2000		04/07		40 years
Gastonia, NC	—	1,070,390	1,184,517	—	—	1,070,390	1,184,517	2,254,907	23,972		1990		04/07		35 years
Gastonia, NC	—	744,571	760,356	—	—	744,571	760,356	1,504,927	13,465		2003		04/07		40 years
Hickory, NC	—	1,975,267	1,529,667	—	—	1,975,267	1,529,667	3,504,934	30,957		2002		04/07		35 years
Kings Mountain, NC	—	1,210,397	982,031	—	—	1,210,397	982,031	2,192,428	19,874		1988		04/07		35 years
Lake Wylie, SC	—	1,972,180	1,282,737	—	—	1,972,180	1,282,737	3,254,917	25,960		2003		04/07		35 years
Lake Wylie, SC	—	1,380,939	2,061,482	—	—	1,380,939	2,061,482	3,442,421	41,720		1998		04/07		35 years
Lincolnton, NC	—	722,773	532,154	—	—	722,773	532,154	1,254,927	12,565		1989		04/07		30 years
Lincolnton, NC	—	2,358,754	1,771,201	—	—	2,358,754	1,771,201	4,129,955	35,846		2000		04/07		35 years
Matthews, NC	—	1,196,544	1,745,883	—	—	1,196,544	1,745,883	2,942,427	41,222		1987		04/07		30 years
Mineral Springs, NC	—	677,575	577,353	—	—	677,575	577,353	1,254,928	10,224		2002		04/07		40 years
Monroe, NC	—	420,625	834,302	—	—	420,625	834,302	1,254,927	16,885		1997		04/07		35 years
Monroe, NC	—	709,082	795,846	—	—	709,082	795,846	1,504,928	16,106		1999		04/07		35 years
Monroe, NC	—	857,369	1,022,565	—	—	857,369	1,022,565	1,879,934	18,108		2004		04/07		40 years
Rock Hill, SC	—	2,118,790	1,886,128	—	—	2,118,790	1,886,128	4,004,918	38,172		1998		04/07		35 years
Rock Hill, SC	—	3,095,160	1,909,758	—	—	3,095,160	1,909,758	5,004,918	38,650		1999		04/07		35 years
Rock Hill, SC	—	777,836	727,082	—	—	777,836	727,082	1,504,918	17,167		1990		04/07		30 years
Statesville, NC	—	1,885,746	2,181,682	—	—	1,885,746	2,181,682	4,067,428	44,153		1999		04/07		35 years
Thomasville, NC	—	993,898	1,761,032	—	—	993,898	1,761,032	2,754,930	35,640		2000		04/07		35 years
Waxhaw, NC	—	508,235	746,698	—	—	508,235	746,698	1,254,933	13,223		2002		04/07		40 years
York, SC	—	2,306,150	1,448,777	—	—	2,306,150	1,448,777	3,754,927	29,320		1999		04/07		35 years
Charlotte, NC	—	1,231,265	1,214,175	—	—	1,231,265	1,214,175	2,445,440	18,971		1997		05/07		40 years
Charlotte, NC	—	1,849,143	2,279,590	—	—	1,849,143	2,279,590	4,128,733	35,618		2005		05/07		40 years
Rock Hill, SC	—	3,107,907	2,145,815	—	—	3,107,907	2,145,815	5,253,722	33,528		1999		05/07		40 years

PETsMART:
Chicago, IL	—	2,724,138	3,565,721	—	—	2,724,138	3,565,721	6,289,859	828,279		1998		09/98		40 years

Picture Factory:
Sarasota, FL	—	1,167,618	1,903,810	218,564	—	1,167,618	2,122,374	3,289,992	205,716		1996		09/97		40 years

Pier 1 Imports:
Anchorage, AK	—	928,321	1,662,584	—	—	928,321	1,662,584	2,590,905	492,087		1995		02/96		40 years
Memphis, TN	—	713,319	821,770	—	—	713,319	821,770	1,535,089	216,571		1997		09/96	(f)	40 years
Sanford, FL	—	738,051	803,082	—	—	738,051	803,082	1,541,133	196,588		1998		06/97	(f)	40 years
Knoxville, TN	—	467,169	734,833	—	—	467,169	734,833	1,202,002	164,571		1999		01/98	(f)	40 years
Mason, OH	—	593,571	885,047	—	—	593,571	885,047	1,478,617	188,994		1999		06/98	(f)	40 years
Harlingen, TX	—	316,640	756,406	—	—	316,640	756,406	1,073,046	155,221		1999		11/98	(f)	40 years
Valdosta, GA	—	390,838	805,912	—	—	390,838	805,912	1,196,750	163,701		1999		01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	—	547,300	44,237	—	—	547,300	44,237	591,537	6,682		1976		12/01		40 years

Pizza Place, The:
Cohoes, NY	—	16,396	88,372	—	—	16,396	88,372	104,768	7,151		1994		09/04		40 years

Popeye’s:
Snellville, GA	—	642,169	436,512	—	—	642,169	436,512	1,078,681	65,931		1995		12/01		40 years

Pueblo Viejo Restaurant:
Chandler, AZ	—	654,765	765,164	7,500	—	654,765	772,664	1,427,429	122,640		1997		12/01		40 years

Pull-A-Part:
Birmingham, AL	—	1,164,780	2,090,094	—	—	1,164,780	2,090,094	3,254,874	71,847		1964		08/06		40 years
Augusta, GA	—	1,414,381	—	1,450,906	—	1,414,381	1,450,906	2,865,287	19,648		2007		08/06	(q)	40 years
Conley, GA	—	1,685,604	1,387,170	—	—	1,685,604	1,387,170	3,072,774	47,684		1999		08/06		40 years
Norcross, GA	—	1,831,129	1,040,317	—	—	1,831,129	1,040,317	2,871,446	35,761		1998		08/06		40 years
Louisville, KY	—	3,205,591	1,531,842	—	—	3,205,591	1,531,842	4,737,433	52,657		2006		08/06		40 years
Harvey, LA	—	1,881,371	—	—	—	1,881,371	—	1,881,371	(e	)	(e	)	08/06	(q)	(e	)
Charlotte, NC	—	2,912,842	1,724,045	—	—	2,912,842	1,724,045	4,636,887	59,264		2006		08/06		40 years
Knoxville, TN	—	961,067	—	2,384,443	—	961,067	2,384,443	3,345,510	27,322		2007		08/06	(q)	40 years
Nashville, TN	—	2,164,234	1,414,129	—	—	2,164,234	1,414,129	3,578,363	48,611		2006		08/06		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Lafayette, LA	—	1,034,830	—	—	—	1,034,830	—	1,034,830	(e	)	(e	)	08/06	(q)	(e	)
Cleveland, OH	—	4,555,684	—	2,096,448	—	4,555,684	2,096,448	6,652,132	6,551		2007		08/06		40 years
Montgomery, AL	—	934,023	—	—	—	934,023	—	934,023	(e	)	(e	)	11/06	(q)	(e	)
Jackson, MS	—	1,314,846	—	—	—	1,314,846	—	1,314,846	(e	)	(e	)	12/06	(q)	(e	)
Baton Rouge, LA	—	890,122	—	—	—	890,122	—	890,122	(e	)	(e	)	01/07	(q)	(e	)
Memphis, TN	—	1,779,169	—	—	—	1,779,169	—	1,779,169	(e	)	(e	)	05/07	(q)	(e	)
Mobile, AL	—	549,485	—	—	—	549,485	—	549,485	(e	)	(e	)	06/07	(q)	(e	)
Winston-Salem, NC	—	845,948	—	—	—	845,948	—	845,948	(e	)	(e	)	08/07	(q)	(e	)
Lithonia, GA	—	2,409,908	—	—	—	2,409,908	—	2,409,908	(e	)	(e	)	08/07	(q)	(e	)
Columbia, SC	—	934,755	—	—	—	934,755	—	934,755	(e	)	(e	)	09/07	(q)	(e	)

QuikTrip:
Alpharetta, GA	—	1,048,309	606,916	—	—	1,048,309	606,916	1,655,225	38,564		1996		06/05		40 years
Clive, IA	—	623,473	556,970	—	—	623,473	556,970	1,180,443	47,188		1994		06/05		30 years
Des Moines, IA	—	258,759	792,448	—	—	258,759	792,448	1,051,207	67,138		1990		06/05		30 years
Des Moines, IA	—	379,435	455,322	—	—	379,435	455,322	834,757	38,576		1996		06/05		30 years
Gainesville, GA	—	592,192	912,962	—	—	592,192	912,962	1,505,154	77,348		1989		06/05		30 years
Herculaneum, MO	—	856,001	1,612,887	—	—	856,001	1,612,887	2,468,888	136,647		1991		06/05		30 years
Johnston, IA	—	394,289	385,119	—	—	394,289	385,119	779,408	32,628		1991		06/05		30 years
Lee's Summit, MO	—	373,770	1,224,099	—	—	373,770	1,224,099	1,597,869	77,781		1999		06/05		40 years
Norcross, GA	—	948,051	293,896	—	—	948,051	293,896	1,241,947	24,900		1993		06/05		30 years
Norcross, GA	—	844,216	296,867	—	—	838,826	296,867	1,135,693	25,151		1989		06/05		30 years
Norcross, GA	—	966,145	202,430	—	—	966,145	202,430	1,168,575	17,150		1994		06/05		30 years
Olathe, KS	—	792,656	1,391,981	—	—	792,656	1,391,981	2,184,637	88,449		1999		06/05		40 years
Tulsa, OK	—	1,224,843	649,917	—	—	1,224,843	649,917	1,874,760	55,062		1990		06/05		30 years
Urbandale, IA	—	339,566	764,025	—	—	339,566	764,025	1,103,591	48,547		1993		06/05		40 years
Wichita, KS	—	127,250	542,934	—	—	127,250	542,934	670,184	45,999		1990		06/05		30 years
Wichita, KS	—	118,012	453,891	—	—	118,012	453,891	571,903	38,455		1989		06/05		30 years
Woodstock, GA	—	488,383	1,041,883	—	—	488,383	1,041,883	1,530,266	66,203		1997		06/05		40 years

Quizno’s:
Rio Rancho, NM	—	48,566	96,428	13,398	—	48,566	109,826	158,392	16,186		1997		12/01		40 years

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184,490	628,943	—	—	184,490	628,943	813,433	79,928		1976		06/05		20 years
Decorah, IA	—	71,899	271,620	—	—	71,899	271,620	343,519	69,037		1974		06/05		10 years

Rally’s:
Toledo, OH	—	125,882	319,770	—	—	125,882	319,770	445,652	127,868		1989		07/92		39 years

REB Oil:
Deerfield Beach, FL	—	769,522	273,756	—	—	769,522	273,756	1,043,278	13,973		1980		12/05		40 years

Red Lion Chinese Restaurant:
Cohoes, NY	—	27,327	147,286	—	—	27,327	147,286	174,613	11,918		1994		09/04		40 years

Reliable:
St. Louis, MO	—	2,077,893	13,762,491	—	—	2,077,893	13,762,491	15,840,384	1,192,793		1975		05/04		40 years

Rent-A-Center:
Rio Rancho, NM	—	145,698	289,284	40,193	—	145,698	329,477	475,175	48,883		1997		12/01		40 years

Rite Aid:
Mobile, AL	—	1,136,618	1,694,187	—	—	1,136,618	1,694,187	2,830,805	255,893		2000		12/01		40 years
Orange Beach, AL	—	1,409,980	1,996,043	—	—	1,409,980	1,996,043	3,406,023	301,486		2000		12/01		40 years
Albany, NY	—	24,707	867,257	—	—	24,707	867,257	891,964	71,367		1994		09/04		40 years
Albany, NY (r)	—	33,794	823,923	—	—	33,794	823,923	857,717	67,802		1992		09/04		40 years
Hudson Falls, NY	—	56,737	780,091	38,787	—	56,737	818,878	875,615	64,802		1990		09/04		40 years
Saratoga Springs, NY	—	762,303	590,978	—	—	762,303	590,978	1,353,281	48,633		1980		09/04		40 years
Ticonderoga, NY	—	88,867	688,622	—	—	88,867	688,622	777,489	56,668		1993		09/04		40 years
Monticello, NY	850,549	664,400	768,795	—	—	664,400	768,795	1,433,195	53,656		1996		03/05		40 years

Rite Rug:
Columbus, OH	—	1,596,197	934,236	13,345	—	1,604,615	939,163	2,543,778	73,339		1970		11/04		40 years

Roadhouse Grill:
Cheektowaga, NY	—	689,040	386,251	—	—	689,040	386,251	1,075,290	58,340		1994		12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Road Ranger:
Belvidere, IL	—	748,237	1,256,106	—	—	748,237	1,256,106	2,004,344	48,412		1997		06/06		40 years
Brazil, IN	—	2,199,280	907,034	—	—	2,199,280	907,034	3,106,314	34,958		1990		06/06		40 years
Cherry Valley, IL	—	1,409,312	1,897,360	—	—	1,409,312	1,897,360	3,306,672	73,127		1991		06/06		40 years
Cottage Grove, WI	—	2,174,548	1,733,398	—	—	2,174,548	1,733,398	3,907,946	66,808		1990		06/06		40 years
Decatur, IL	—	815,213	1,314,354	—	—	815,213	1,314,354	2,129,568	50,657		2002		06/06		40 years
Dekalb, IL	—	747,109	1,657,951	—	—	747,109	1,657,951	2,405,060	63,900		2000		06/06		40 years
Elk Run Heights, IA	—	1,537,734	2,470,191	—	—	1,537,734	2,470,191	4,007,925	95,205		1989		06/06		40 years
Lake Station, IN	—	3,171,775	1,111,643	—	—	3,171,775	1,111,643	4,283,418	42,845		1987		06/06		40 years
Mendota, IL	—	959,012	1,295,780	—	—	959,012	1,295,780	2,254,792	49,941		1996		06/06		40 years
Oakdale, WI	—	1,844,068	1,663,137	—	—	1,844,068	1,663,137	3,507,205	64,100		1998		06/06		40 years
Rockford, IL	—	1,094,045	1,661,684	—	—	1,094,045	1,661,684	2,755,729	64,044		1996		06/06		40 years
Rockford, IL	—	623,214	1,331,082	—	—	623,214	1,331,082	1,954,296	51,302		2000		06/06		40 years
Springfield, IL	—	704,648	1,500,279	—	—	704,648	1,500,279	2,204,927	57,823		1997		06/06		40 years
Springfield, IL	—	1,794,961	1,862,562	—	—	1,794,961	1,862,562	3,657,523	71,786		1978		06/06		40 years
Champaign, IL	—	3,241,075	2,007,662	—	—	3,241,075	2,007,662	5,248,737	43,918		2006		02/07		40 years
Dekalb, IL	—	504,730	1,503,084	—	—	504,730	1,503,084	2,007,814	32,880		2004		02/07		40 years
Fenton, MO	—	2,583,565	2,621,722	—	—	2,583,565	2,621,722	5,205,287	57,350		2007		02/07		40 years
Hampshire, IL	—	1,307,002	1,500,812	1,629,412	—	1,307,002	3,130,224	4,437,226	34,560		1988		02/07		40 years
Princeton, IL	—	1,141,447	3,066,368	—	—	1,141,447	3,066,368	4,207,815	67,077		2003		02/07		40 years
South Beloit, IL	—	3,823,872	2,308,942	—	—	3,823,872	2,308,942	6,132,814	50,508		2002		02/07		40 years
Cedar Rapids, IA	—	1,024,606	983,509	—	—	1,024,606	983,509	2,008,115	19,465		1990		03/07		40 years
Marion, IA	—	736,574	1,071,226	—	—	736,574	1,071,226	1,807,800	21,201		1974		03/07		40 years
Okawville, IL	—	929,718	1,147,323	—	—	929,718	1,147,323	2,077,041	10,756		1997		08/07		40 years
Dubuque, IA	—	560,523	1,941,477	—	—	560,523	1,941,477	2,502,000	14,157		2000		09/07		40 years
Belvidere, IL	—	520,800	—	—	—	520,800	—	520,800	(e	)	(e	)	09/07		40 years
South Beloit, IL	—	1,182,152	—	—	—	1,182,152	—	1,182,152	(e	)	(e	)	09/07		40 years

Robb & Stucky:
Ft. Myers, FL	—	2,188,440	6,225,401	—	—	2,188,440	6,225,401	8,413,841	1,580,217		1997		12/97		40 years

Roger & Mary’s:
Kenosha, WI	—	1,917,606	3,431,364	—	—	1,917,606	3,431,364	5,348,970	928,213		1992		02/97		40 years

Ross Dress For Less:
Coral Gables, FL	—	1,782,346	1,661,174	—	—	1,782,346	1,661,174	3,443,520	427,005		1994		06/96		40 years
Lodi, CA	—	613,710	1,414,592	—	—	613,710	1,414,592	2,028,302	148,827		1984		03/99		40 years

Schlotzsky’s Deli:
Phoenix, AZ	—	706,306	315,469	—	—	706,306	315,469	1,021,775	47,649		1995		12/01		40 years
Scottsdale, AZ	—	717,138	310,610	—	—	717,138	310,610	1,027,748	46,915		1995		12/01		40 years

7-Eleven:
Land O’ Lakes, FL	—	1,076,572	—	816,944	—	1,076,572	816,944	1,893,516	182,961		1999		10/98	(g)	40 years
Tampa, FL	—	1,080,670	—	917,432	—	1,080,670	917,432	1,998,102	201,644		1999		12/98	(g)	40 years

Shek’s Chinese Express:
Eden Prairie, MN	—	64,916	261,347	—	—	64,916	261,347	326,263	36,492		1997		12/01		40 years

Shoes on a Shoestring:
Albuquerque, NM	—	1,441,777	2,335,475	—	—	1,441,777	2,335,475	3,777,251	615,495		1997		06/97		40 years

Shop-a-Snak:
Jasper, AL	—	551,417	747,418	—	—	551,417	747,418	1,298,835	30,364		1998		05/06		40 years
Bessemer, AL	—	563,863	742,457	—	—	563,863	742,457	1,306,320	30,162		2002		05/06		40 years
Birmingham, AL	—	489,664	769,343	—	—	489,664	769,343	1,259,007	31,254		1992		05/06		40 years
Birmingham, AL	—	438,536	704,005	—	—	438,536	704,005	1,142,541	28,600		1989		05/06		40 years
Birmingham, AL	—	361,182	744,195	—	—	361,182	744,195	1,105,377	30,233		1989		05/06		40 years
Chelsea, AL	—	391,275	627,502	—	—	391,275	627,502	1,018,777	25,492		1981		05/06		40 years
Homewood, AL	—	467,950	656,964	—	—	467,950	656,964	1,124,914	26,689		1990		05/06		40 years
Hoover, AL	—	712,752	864,527	—	—	712,752	864,527	1,577,279	35,121		1998		05/06		40 years
Hoover, AL	—	764,461	1,156,598	—	—	764,461	1,156,598	1,921,059	46,987		2005		05/06		40 years
Hoover, AL	—	445,980	671,989	—	—	445,980	671,989	1,117,969	27,300		1989		05/06		40 years
Trussville, AL	—	271,728	541,741	—	—	271,728	541,741	813,469	22,008		1992		05/06		40 years
Tuscaloosa, AL	—	385,947	732,669	—	—	385,947	732,669	1,118,616	29,765		1991		05/06		40 years
Tuscaloosa, AL	—	525,165	462,868	—	—	525,165	462,868	988,033	18,804		1991		05/06		40 years
Tuscaloosa, AL	—	431,917	559,403	—	—	431,917	559,403	991,320	22,726		1991		05/06		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments		Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Shop & Save:
Homestead, PA	—		1,139,419	—	2,158,167	(j)	—	1,139,419	2,158,167	3,297,586	166,837	1994		02/97		40 years

Soaks Express Car Wash:
Ankeny, IA	—		661,958	—	—		—	661,958	—	661,958	—	(e	)	06/05		(e	)

Sofa Express:
Buford, GA	—		1,925,129	5,034,846	—		—	1,925,129	5,034,846	6,959,975	435,304	2004		07/04		40 years

Sonic Automotive:
Charlotte, NC	—		3,618,837	4,853,587	—		—	3,618,837	4,853,587	8,472,424	75,837	1996		05/07		40 years

Spa and Nails Club:
Orlando, FL	65,839	(o)	40,200	110,531	—		—	40,200	110,531	150,731	10,708	2001		02/04		40 years

Spencer’s A/C & Appliances:
Glendale, AZ	—		341,713	982,429	—		—	341,713	982,429	1,324,143	207,301	1999		12/98	(g)	40 years

Sports Authority:
Tampa, FL	—		2,127,503	1,521,730	—		—	2,127,503	1,521,730	3,649,233	437,814	1994		06/96		40 years
Sarasota, FL	—		1,427,840	1,702,852	—		—	1,427,840	1,702,852	3,130,692	166,738	1996		09/97		40 years
Memphis, TN (r)	—		820,340	—	2,573,264		—	820,340	2,573,264	3,393,604	592,387	1998		12/97	(g)	40 years
Little Rock, AR	—		3,113,375	2,660,206	—		—	3,113,375	2,660,206	5,773,581	617,944	1997		09/98		40 years
Woodbridge, NJ	—		3,749,990	5,982,660	—		—	3,749,990	5,982,660	9,732,650	741,600	1994		01/03		40 years
Bradenton, FL	—		1,526,340	4,139,363	—		—	1,526,340	4,139,363	5,665,703	409,624	1997		01/04		40 years

Sportsman’s Warehouse:
Sioux Falls, SD	—		2,619,810	1,929,895	—		—	2,619,810	1,929,895	4,549,705	163,505	1998		06/05		30 years

Steak & Ale:
Jacksonville, FL	—		986,565	855,523	—		—	986,565	855,523	1,842,088	129,220	1996		12/01		40 years

Stone Mountain Chevrolet:
Lilburn, GA	—		3,027,056	4,685,189	—		—	3,027,056	4,685,189	7,712,245	395,313	2004		08/04		40 years

Stop & Go:
Grand Prairie, TX	—		421,254	684,568	—		—	421,254	684,568	1,105,822	103,398	1986		12/01		40 years
Kennedale, TX	—		399,988	692,190	—		—	391,208	692,190	1,083,398	104,549	1985		12/01		40 years

Stripes:
Brownsville, TX	—		1,842,992	1,418,941	—		—	1,842,992	1,418,941	3,261,933	72,425	2000		12/05		40 years
Brownsville, TX	—		1,181,713	1,105,326	—		—	1,181,713	1,105,326	2,287,039	56,418	2000		12/05		40 years
Brownsville, TX	—		2,915,173	1,800,409	—		—	2,915,173	1,800,409	4,715,582	91,896	2000		12/05		40 years
Brownsville, TX	—		2,416,656	1,828,304	—		—	2,416,656	1,828,304	4,244,960	93,320	2000		12/05		40 years
Brownsville, TX	—		1,015,092	1,307,774	—		—	1,015,092	1,307,774	2,322,866	66,751	2003		12/05		40 years
Brownsville, TX	—		1,038,788	1,144,916	—		—	1,038,788	1,144,916	2,183,704	58,438	2004		12/05		40 years
Brownsville, TX	—		1,392,201	1,443,817	—		—	1,392,201	1,443,817	2,836,018	73,695	2005		12/05		40 years
Brownsville, TX	—		1,279,447	1,014,702	—		—	1,279,447	1,014,702	2,294,149	51,792	1990		12/05		40 years
Brownsville, TX	—		2,529,864	1,124,953	—		—	2,529,864	1,124,953	3,654,817	57,419	1990		12/05		40 years
Brownsville, TX	—		2,033,467	1,287,564	—		—	2,033,467	1,287,564	3,321,031	65,719	1995		12/05		40 years
Brownsville, TX	—		933,149	699,086	—		—	933,149	699,086	1,632,235	35,683	1999		12/05		40 years
Corpus Christi, TX	—		1,384,743	1,418,948	—		—	1,384,743	1,418,948	2,803,691	72,425	1982		12/05		40 years
Corpus Christi, TX	—		852,629	1,416,208	—		—	852,629	1,416,208	2,268,837	72,286	2005		12/05		40 years
Corpus Christi, TX	—		1,399,622	1,530,910	—		—	1,399,622	1,530,910	2,930,532	78,140	1984		12/05		40 years
Corpus Christi, TX	—		703,182	1,036,506	—		—	703,182	1,036,506	1,739,688	52,905	1986		12/05		40 years
Donna, TX	—		1,003,876	1,126,591	—		—	1,003,876	1,126,591	2,130,466	57,503	1995		12/05		40 years
Edinburg, TX	—		1,317,408	1,623,891	—		—	1,317,408	1,623,891	2,941,299	82,886	1999		12/05		40 years
Edinburg, TX	—		970,145	1,286,006	—		—	970,145	1,286,006	2,256,151	65,640	2003		12/05		40 years
Falfurias, TX	—		4,243,940	4,458,007	—		—	4,243,940	4,458,007	8,701,947	227,544	2002		12/05		40 years
Freer, TX	—		1,150,862	1,158,251	—		—	1,150,862	1,158,251	2,309,113	59,119	1984		12/05		40 years
George West, TX	—		1,243,224	695,074	—		—	1,243,224	695,074	1,938,298	35,478	1996		12/05		40 years
Harlingen, TX	—		906,427	952,530	—		—	906,427	952,530	1,858,957	48,619	1991		12/05		40 years
Harlingen, TX	—		753,595	1,152,311	—		—	753,595	1,152,311	1,905,906	58,816	1999		12/05		40 years
Harlingen, TX	—		755,002	600,721	—		—	755,002	600,721	1,355,723	30,662	1987		12/05		40 years
La Feria, TX	—		900,096	1,346,774	—		—	900,096	1,346,774	2,246,870	68,742	1988		12/05		40 years
Laredo, TX	—		1,552,558	1,774,827	—		—	1,552,558	1,774,827	3,327,385	90,590	2000		12/05		40 years
Laredo, TX	—		840,629	738,907	—		—	840,629	738,907	1,579,536	37,715	2001		12/05		40 years
Laredo, TX	—		736,451	670,332	—		—	736,451	670,332	1,406,784	34,215	1984		12/05		40 years
Laredo, TX	—		459,027	459,946	—		—	459,027	459,946	918,973	23,476	1983		12/05		40 years
Laredo, TX	—		1,494,871	1,400,482	—		—	1,494,871	1,400,482	2,895,353	71,482	1993		12/05		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Laredo, TX	—	675,128	533,047	—	—	675,128	533,047	1,208,175	27,208	1993	12/05	40 years
Lawton, OK	—	696,670	964,441	—	—	696,670	964,441	1,661,111	49,227	1984	12/05	40 years
Los Indios, TX	—	1,386,972	1,456,932	—	—	1,386,972	1,456,932	2,843,903	74,364	2005	12/05	40 years
McAllen, TX	—	975,217	1,029,752	—	—	975,217	1,029,752	2,004,968	52,560	2003	12/05	40 years
McAllen, TX	—	987,020	893,376	—	—	987,020	893,376	1,880,396	45,599	1999	12/05	40 years
Mission, TX	—	880,169	1,101,301	—	—	880,169	1,101,301	1,981,471	56,212	1999	12/05	40 years
Mission, TX	—	1,125,457	1,213,398	—	—	1,125,457	1,213,398	2,338,855	61,934	2003	12/05	40 years
Olmito, TX	—	3,687,971	2,880,099	—	—	3,687,971	2,880,099	6,568,070	147,005	2002	12/05	40 years
Pharr, TX	—	981,840	1,177,948	—	—	981,840	1,177,948	2,159,788	60,124	1988	12/05	40 years
Pharr, TX	—	784,402	804,743	—	—	784,402	804,743	1,589,144	41,075	2000	12/05	40 years
Pharr, TX	—	2,426,134	1,880,867	—	—	2,426,134	1,880,867	4,307,001	96,003	2003	12/05	40 years
Port Isabel, TX	—	2,062,009	1,298,501	—	—	2,062,009	1,298,501	3,360,510	66,278	1994	12/05	40 years
Portland, TX	—	655,735	914,512	—	—	655,735	914,512	1,570,247	46,678	1983	12/05	40 years
Progresso, TX	—	1,768,974	1,811,221	—	—	1,768,974	1,811,221	3,580,195	92,448	1999	12/05	40 years
Riviera, TX	—	2,351,060	2,158,069	—	—	2,351,060	2,158,069	4,509,128	110,151	2005	12/05	40 years
San Benito, TX	—	1,103,210	1,586,235	—	—	1,103,210	1,586,235	2,689,445	80,964	2005	12/05	40 years
San Benito, TX	—	790,629	1,857,158	—	—	790,629	1,857,158	2,647,787	94,792	1994	12/05	40 years
San Juan, TX	—	1,123,838	1,171,582	—	—	1,123,838	1,171,582	2,295,420	59,800	1996	12/05	40 years
San Juan, TX	—	1,424,383	1,545,557	—	—	1,424,383	1,545,557	2,969,940	78,888	2004	12/05	40 years
South Padre Island, TX	—	1,366,721	1,388,764	—	—	1,366,721	1,388,764	2,755,485	70,885	1988	12/05	40 years
Wichita Falls, TX	—	905,117	1,350,908	—	—	905,117	1,350,908	2,256,025	68,953	2000	12/05	40 years
Wichita Falls, TX	—	484,202	827,999	—	—	484,202	827,999	1,312,201	42,262	1983	12/05	40 years
Wichita Falls, TX	—	439,646	751,484	—	—	439,646	751,484	1,191,130	38,356	1984	12/05	40 years
Palm View, TX	—	835,383	1,372,061	—	—	835,383	1,372,061	2,207,444	41,447	2005	10/06	40 years
Harlingen, TX	—	638,186	1,806,562	—	—	638,186	1,806,562	2,444,748	47,046	2006	12/06	40 years
Rio Grande City	—	1,871,354	1,612,282	—	—	1,871,354	1,612,282	3,483,636	41,987	2006	12/06	40 years
San Juan, TX	—	815,902	1,433,890	—	—	815,902	1,433,890	2,249,792	37,341	2006	12/06	40 years
Zapata, TX	—	1,332,662	1,772,564	—	—	1,332,662	1,772,564	3,105,226	46,161	2006	12/06	40 years
Orange Grove, TX	—	1,766,745	1,838,068	—	—	1,766,745	1,838,068	3,604,813	32,549	2007	04/07	40 years
Harlingen, TX	—	407,920	825,732	—	—	407,920	825,732	1,233,652	3,440	1982	11/07	30 years
Laredo, TX	—	467,915	727,548	—	—	467,915	727,548	1,195,463	3,031	1973	11/07	30 years
Laredo, TX	—	584,244	958,472	—	—	584,244	958,472	1,542,716	3,994	1981	11/07	30 years
Laredo, TX	—	447,733	734,498	—	—	447,733	734,498	1,182,231	3,060	1981	11/07	30 years
Laredo, TX	—	698,261	1,168,532	—	—	698,261	1,168,532	1,866,793	4,869	1981	11/07	30 years
Laredo, TX	—	348,351	1,168,124	—	—	348,351	1,168,124	1,516,475	4,867	1983	11/07	30 years
San Benito, TX	—	419,729	1,135,228	—	—	419,729	1,135,228	1,554,957	4,730	1985	11/07	40 years
Del Rio, TX	—	1,565,013	758,296	—	—	1,565,013	758,296	2,323,309	2,369	1996	11/07	40 years
Kerrville, TX	—	640,368	1,616,290	—	—	640,368	1,616,290	2,256,658	5,051	1996	11/07	40 years
Monahans, TX	—	2,627,558	2,973,453	—	—	2,627,558	2,973,453	5,601,011	9,293	1996	11/07	40 years
Odessa, TX	—	2,632,935	3,198,762	—	—	2,632,935	3,198,762	5,831,697	9,996	2006	11/07	40 years
San Angelo, TX	—	194,277	471,407	—	—	194,277	471,407	665,684	1,473	1998	11/07	40 years
Pharr, TX	—	573,354	1,228,572	—	—	573,354	1,228,572	1,801,926	1,280	2000	12/07	40 years

Subway:
Eden Prairie, MN	—	54,097	150,449	67,341	—	54,097	217,790	271,887	30,410	1997	12/01	40 years
Albany, NY	—	2,734	66,667	—	—	2,734	66,667	69,401	5,486	1992	09/04	40 years
Cohoes, NY	—	21,862	117,829	—	—	21,862	117,829	139,691	9,534	1994	09/04	40 years

SuperValu:
Huntington, WV	—	1,254,238	760,602	—	—	1,254,238	760,602	2,014,840	206,788	1971	02/97	40 years
Maple Heights, OH	—	1,034,758	2,874,414	—	—	1,034,758	2,874,414	3,909,172	781,481	1985	02/97	40 years

Susser:
Corpus Christi, TX	—	630,043	3,131,407	—	—	630,043	3,131,407	3,761,450	688,257	1983	03/99	40 years

Swansea Quick Cash:
Swansea, IL	—	45,815	132,365	—	—	45,815	132,365	178,180	19,995	1997	12/01	40 years

Taco Bell:
Ocala, FL	—	275,023	754,990	—	—	275,023	754,990	1,030,013	114,035	2001	12/01	40 years
Ormond Beach, FL	—	632,337	525,616	—	—	632,337	525,616	1,157,953	79,390	2001	12/01	40 years
Phoenix, AZ	—	593,718	282,777	—	—	593,718	282,777	876,495	42,711	1995	12/01	40 years
Bedford, IN	—	796,772	936,942	—	—	796,772	936,942	1,733,714	38,063	1989	05/06	40 years
Columbus, IN	—	1,256,948	2,054,570	—	—	1,256,948	2,054,570	3,311,518	83,466	1990	05/06	40 years
Columbus, IN	—	690,142	1,212,681	—	—	690,142	1,212,681	1,902,823	49,265	2005	05/06	40 years
Evansville, IN	—	221,196	828,023	—	—	221,196	828,023	1,049,219	33,638	2003	05/06	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Evansville, IN	—	308,068	1,300,511	—	—	308,068	1,300,511	1,608,579	52,833	2000	05/06	40 years
Evansville, IN	—	524,368	1,815,101	—	—	524,368	1,815,101	2,339,469	73,738	2005	05/06	40 years
Fishers, IN	—	989,998	486,260	—	—	989,998	486,260	1,476,258	19,754	1998	05/06	40 years
Greensburg, IN	—	648,296	1,079,007	—	—	648,296	1,079,007	1,727,303	43,834	1998	05/06	40 years
Indianapolis, IN	—	1,031,743	1,649,975	—	—	1,031,743	1,649,975	2,681,718	67,030	2004	05/06	40 years
Indianapolis, IN	—	547,218	703,287	—	—	547,218	703,287	1,250,505	28,571	2004	05/06	40 years
Madisonville, KY	—	682,108	1,192,867	—	—	682,108	1,192,867	1,874,975	48,460	1999	05/06	40 years
Owensboro, KY	—	638,693	1,326,161	—	—	638,693	1,326,161	1,964,854	53,875	2005	05/06	40 years
Shelbyville, IN	—	670,216	1,755,847	—	—	670,216	1,755,847	2,426,063	71,331	1998	05/06	40 years
Speedway, IN	—	407,707	1,426,319	—	—	407,707	1,426,319	1,834,026	57,944	2003	05/06	40 years
Terre Haute, IN	—	1,037,327	1,655,660	—	—	1,037,327	1,655,660	2,692,987	67,261	2003	05/06	40 years
Terre Haute, IN	—	1,313,692	2,249,313	—	—	1,313,692	2,249,313	3,563,005	91,378	2003	05/06	40 years
Vincennes, IN	—	501,783	879,791	—	—	501,783	879,791	1,381,574	35,742	2004	05/06	40 years

Taco Bron Restaurant:
Tucson, AZ	—	827,002	305,209	17,814	—	844,816	305,209	1,150,025	52,810	1974	12/01	40 years

Texas Roadhouse:
Grand Junction, CO	—	584,237	920,143	—	—	584,237	920,143	1,504,380	138,979	1997	12/01	40 years
Thornton, CO	—	598,556	1,019,164	—	—	598,556	1,019,164	1,617,720	153,936	1998	12/01	40 years

TGI Friday’s:
Corpus Christi, TX	—	1,209,702	1,532,125	—	—	1,209,702	1,532,125	2,741,827	231,414	1995	12/01	40 years

Thomasville:
Buford, GA	—	1,266,527	2,405,629	—	—	1,266,527	2,405,629	3,672,156	207,987	2004	07/04	40 years

Top’s:
Lacey, WA	—	2,777,449	7,082,150	—	—	2,777,449	7,082,150	9,859,599	1,925,460	1992	02/97	40 years

Tractor Supply Co.:
Aransas Pass, TX	—	100,967	1,599,293	—	—	100,967	1,599,293	1,700,260	305,694	1983	03/99	40 years

Ultra Car Wash:
Mobile, AL	—	1,070,724	1,086,104	—	—	1,070,724	1,086,104	2,156,828	10,182	2005	08/07	40 years

Uni-Mart:
Avis, PA	—	391,801	326,046	—	—	391,801	326,046	717,847	38,718	1976	08/05	20 years
Bear Creek, PA (r)	—	190,558	230,193	—	—	190,558	230,193	420,752	27,335	1980	08/05	20 years
Bloomsburg, PA (r)	—	206,402	501,424	—	—	206,402	501,424	707,826	59,544	1981	08/05	20 years
Bloomsburg, PA (r)	—	540,561	146,127	—	—	540,561	146,127	686,689	17,352	1967	08/05	20 years
Bloomsburg, PA (r)	—	515,108	888,074	—	—	515,108	888,074	1,403,182	105,459	1998	08/05	20 years
Chambersburg, PA (r)	—	75,678	197,035	—	—	75,678	197,035	272,713	23,397	1990	08/05	20 years
Coraopolis, PA	—	475,572	347,360	—	—	475,572	347,360	822,932	41,248	1983	08/05	20 years
Dallas, PA (r)	—	890,855	1,435,745	—	—	890,855	1,435,745	2,326,601	170,494	1995	08/05	20 years
East Brady, PA (r)	—	269,433	583,204	—	—	269,433	583,204	852,637	69,255	1987	08/05	20 years
Emporium, PA	—	380,032	568,625	—	—	380,032	568,625	948,657	67,524	1996	08/05	20 years
Hazleton, PA	—	670,271	377,355	—	—	670,271	377,355	1,047,625	44,811	1974	08/05	20 years
Hazleton, PA (r)	—	2,529,165	727,550	—	—	2,529,165	727,550	3,256,716	86,396	2001	08/05	20 years
Johnsonburg, PA (r)	—	780,536	503,662	—	—	780,536	503,662	1,284,198	59,809	1978	08/05	20 years
Larksville, PA (r)	—	245,870	333,875	—	—	245,870	333,875	579,745	39,648	1990	08/05	20 years
Luzerne, PA	—	170,866	415,295	—	—	170,866	415,295	586,161	49,316	1989	08/05	20 years
Moosic, PA (r)	—	323,126	308,844	—	—	323,126	308,844	631,970	36,675	1980	08/05	20 years
Pleasant Gap, PA (r)	—	331,885	592,844	—	—	331,885	592,844	924,730	70,400	1996	08/05	20 years
Port Vue, PA (r)	—	824,158	117,629	—	—	824,158	117,629	941,787	13,968	1953	08/05	20 years
Punxsutawney, PA (r)	—	252,648	541,842	—	—	252,648	541,842	794,490	64,344	1983	08/05	20 years
Ridgway, PA	—	382,341	258,740	—	—	382,341	258,740	641,081	30,725	1975	08/05	20 years
Shamokin, PA (r)	—	323,994	506,335	—	—	323,994	506,335	830,329	60,127	1956	08/05	20 years
Shippensburg, PA (r)	—	203,610	330,098	—	—	203,610	330,098	533,708	39,199	1989	08/05	20 years
St. Clair, PA	—	212,150	475,086	—	—	212,150	475,086	687,236	56,416	1984	08/05	20 years
St. Mary’s, PA	—	274,323	260,942	—	—	274,323	260,942	535,265	30,986	1979	08/05	20 years
Taylor, PA (r)	—	180,533	526,884	—	—	180,533	526,884	707,417	62,567	1973	08/05	20 years
White Haven, PA (r)	—	485,984	866,602	—	—	485,984	866,602	1,352,587	102,909	1990	08/05	20 years
Wilkes-Barre, PA (r)	—	178,104	471,437	—	—	178,104	471,437	649,541	55,983	1989	08/05	20 years
Wilkes-Barre, PA (r)	—	171,040	422,438	—	—	171,040	422,438	593,478	50,164	1999	08/05	20 years
Wilkes-Barre, PA (r)	—	875,774	1,956,613	—	—	875,774	1,956,613	2,832,386	232,348	1998	08/05	20 years
Williamsport, PA (r)	—	908,758	122,164	—	—	908,758	122,164	1,030,922	14,507	1950	08/05	20 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Yeagertown, PA	—	142,061	180,073	—	—	142,061	180,073	322,134	21,384		1977		08/05	20 years
Ashland, PA (r)	—	355,322	545,140	—	—	355,322	545,140	900,462	62,464		1977		09/05	20 years
Bear Creek, PA (r)	—	689,374	274,920	—	—	689,374	274,920	964,294	31,501		1980		09/05	20 years
Mountaintop, PA (r)	—	422,770	616,488	—	—	422,770	616,488	1,039,259	70,639		1987		09/05	20 years
Abbottstown, PA	—	110,362	400,101	—	—	110,362	400,101	510,463	19,588		2000		01/06	40 years
Beech Creek, PA	—	476,516	612,664	—	—	476,516	612,664	1,089,180	29,994		1988		01/06	40 years
Canisteo, NY	—	141,912	485,183	—	—	141,912	485,183	627,095	23,753		1983		01/06	40 years
Carlisle, PA	—	347,858	411,491	—	—	347,858	411,491	759,349	20,145		1988		01/06	40 years
Curwensville, PA (r)	—	226,015	607,989	—	—	226,015	607,989	834,004	29,766		1983		01/06	40 years
Dansville, PA (r)	—	179,736	359,203	—	—	179,736	359,203	538,939	17,585		1988		01/06	40 years
Effort, PA (r)	—	1,297,431	1,201,954	—	—	1,297,431	1,201,954	2,499,385	58,845		2000		01/06	40 years
Ellwood City, PA	—	196,089	526,155	—	—	196,089	526,155	722,244	25,760		1987		01/06	40 years
Export, PA (r)	—	221,840	214,852	—	—	221,840	214,852	436,692	10,519		1988		01/06	40 years
Hastings, PA	—	199,089	455,379	—	—	199,089	455,379	654,468	22,295		1989		01/06	40 years
Howard, PA	—	136,416	374,695	—	—	136,416	374,695	511,111	18,345		1987		01/06	40 years
Hughesville, PA (r)	—	290,136	566,229	—	—	290,136	566,229	856,365	27,721		1977		01/06	40 years
Jersey Shore, PA (r)	—	514,708	381,372	—	—	514,708	381,372	896,080	18,671		1960		01/06	40 years
Leeper, PA	—	285,510	643,886	—	—	285,510	643,886	929,396	31,523		1987		01/06	40 years
Lewisberry, PA	—	412,356	533,848	—	—	412,356	533,848	946,204	26,136		1988		01/06	40 years
McSherrytown, PA (r)	—	134,501	364,946	—	—	134,501	364,946	499,447	17,867		1988		01/06	40 years
Mercersburg, PA	—	672,259	746,309	—	—	672,259	746,309	1,418,568	36,538		1988		01/06	40 years
Milesburg, PA (r)	—	133,831	372,913	—	—	133,831	372,913	506,744	18,257		1987		01/06	40 years
Minersville, PA (r)	—	679,595	581,718	—	—	679,595	581,718	1,261,313	28,479		1974		01/06	40 years
Montoursville, PA (r)	—	158,346	415,372	—	—	158,346	415,372	573,718	20,336		1988		01/06	40 years
Nanticoke, PA (r)	—	174,583	482,239	—	—	174,583	482,239	656,822	23,610		1988		01/06	40 years
New Florence, PA	—	298,364	812,449	—	—	298,364	812,449	1,110,813	39,776		1989		01/06	40 years
Newstead, NY	—	254,635	835,411	—	—	254,635	835,411	1,090,046	40,900		1990		01/06	40 years
Nuangola, PA (r)	—	1,062,388	1,202,832	—	—	1,062,388	1,202,832	2,265,220	58,888		2000		01/06	40 years
Phillipsburg, PA	—	428,193	268,962	—	—	428,193	268,962	697,155	13,168		1978		01/06	40 years
Pittsburgh, PA	—	905,332	1,346,177	—	—	905,332	1,346,177	2,251,509	65,907		1967		01/06	40 years
Plainfield, PA (r)	—	243,945	382,518	—	—	243,945	382,518	626,463	18,727		1988		01/06	40 years
Plains, PA (r)	—	204,417	401,264	—	—	204,417	401,264	605,681	19,645		1994		01/06	40 years
Punxsutawney, PA (r)	—	293,717	649,800	—	—	293,717	649,800	943,517	31,813		1983		01/06	40 years
Reynoldsville, PA	—	113,312	327,933	—	—	113,312	327,933	441,245	16,055		1983		01/06	40 years
Summerville, PA	—	92,798	271,832	—	—	92,798	271,832	364,630	13,308		1988		01/06	40 years
Warriors Mark, PA (r)	—	148,499	404,981	—	—	148,499	404,981	553,480	19,827		1995		01/06	40 years
Williamsport, PA (r)	—	295,036	378,715	—	—	295,036	378,715	673,751	18,541		1988		01/06	40 years
Zelienople, PA (r)	—	160,219	437,168	—	—	160,219	437,168	597,387	21,403		1988		01/06	40 years

United Rentals:
Carrollton, TX	—	477,893	534,807	—	—	477,893	534,807	1,012,700	40,667		1981		12/04	40 years
Cedar Park, TX	—	535,091	829,241	—	—	535,091	829,241	1,364,332	63,056		1990		12/04	40 years
Clearwater, FL	—	1,173,292	1,810,665	—	—	1,173,292	1,810,665	2,983,957	137,685		2001		12/04	40 years
Fort Collins, CO	—	2,057,322	977,971	—	—	2,057,322	977,971	3,035,293	74,367		1975		12/04	40 years
Irving, TX	—	708,389	910,786	—	—	708,389	910,786	1,619,175	69,257		1984		12/04	40 years
La Porte, TX	—	1,114,553	2,125,426	—	—	1,114,553	2,125,426	3,239,979	161,620		2000		12/04	40 years
Littleton, CO	—	1,743,092	1,943,650	—	—	1,743,092	1,943,650	3,686,742	147,798		2002		12/04	40 years
Oklahoma City, OK	—	744,145	1,264,885	—	—	744,145	1,264,885	2,009,030	96,183		1997		12/04	40 years
Perrysberg, OH	—	641,867	1,119,085	—	—	641,867	1,119,085	1,760,952	85,097		1979		12/04	40 years
Plano, TX	—	1,030,426	1,148,065	—	—	1,030,426	1,148,065	2,178,491	87,301		1996		12/04	40 years
Temple, TX	—	1,159,775	1,360,379	—	—	1,159,775	1,360,379	2,520,154	103,445		1998		12/04	40 years
Ft. Worth, TX	—	510,490	1,127,796	—	—	510,490	1,127,796	1,638,286	83,409		1997		01/05	40 years
Ft. Worth, TX	—	1,427,764	—	—	—	1,427,764	—	1,427,764	(i	)	(i	)	01/05	(i	)
Melbourne, FL	—	746,558	607,128	—	—	746,558	607,128	1,353,686	39,843		1970		05/05	40 years

United Trust Bank:
Bridgeview, IL	—	673,238	744,154	—	—	673,238	744,154	1,417,392	112,398		1997		12/01	40 years

Vacant Land:
Longwood, FL	—	585,152	—	—	—	585,152	—	585,152	(e	)	(e	)	03/06	(e	)
Florence, AL	—	1,022,509	—	—	—	1,022,509	—	1,022,509	(e	)	(e	)	06/04	(e	)
Florence, AL	—	243,266	—	—	—	243,266	—	243,266	(e	)	(e	)	06/04	(e	)

Vacant Property:
Mesa, AZ	—	152,609	399,801	112,765	—	152,609	512,566	665,175	77,418		1997		12/01	40 years
Dallas, GA	—	1,287,630	1,952,791	—	—	1,287,630	1,952,791	3,240,421	225,793		1997		05/03	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests	Total
Woodstock, GA	—	1,937,017		1,284,901	—	—	1,890,769		1,284,901	3,175,670	148,568		1997		05/03		40 years
Bonham, TX	—	54,999		202,085	—	—	54,999		104,974	159,973	17,360		1984		07/04		40 years
Red Oak, TX	—	73,290		520,950	—	—	73,290		242,896	316,186	78,344		1986		12/01		40 years
Corpus Christi, TX	—	893,270		978,344	76,664	—	893,270		1,055,008	1,948,278	372,149		1967		11/93		40 years
Spokane, WA	—	470,840		530,289	—	—	470,840		530,289	1,001,130	80,096		1996		12/01		40 years
Swansea, IL	—	91,709		264,956	—	—	91,709		264,956	356,665	40,055		1997		12/01		40 years
Everett, PA	—	226,366		1,159,833	7,830	—	226,366		817,667	1,044,033	148,722		1998		11/98		40 years
Aransas Pass, TX	—	89,537		1,240,882	—	—	89,537		1,240,882	1,330,419	275,219		1983		03/99		40 years
Houston, TX	—	421,897		1,915,483	—	—	421,897		1,915,483	2,337,380	97,557		1995		12/05		40 years
Sealy, TX	—	873,758		964,185	—	—	873,758		964,185	1,837,943	210,523		1982		03/99		40 years
Southfield, MI	—	405,107		643,759	—	—	405,107		643,759	1,048,866	111,798		1976		12/01		40 years
Montgomery, AL	—	592,730		1,186,705	—	—	592,730		1,186,705	1,779,435	60,571		1998		12/05		40 years
Cohoes, NY	—	48,482		261,352	—	—	48,482		261,352	309,834	22,048		1994		09/04		40 years

Value City:
Florissant, MO	—	2,490,210		2,937,449	—	—	2,490,210		2,937,449	5,427,659	345,762		1996		04/03		40 years

Value City Furniture:
White Marsh, MD	—	3,762,030		—	3,006,391	—	3,762,030		3,006,391	6,768,421	735,939		1998		03/98	(g)	40 years

Walgreens:
Sunrise, FL	—	1,957,974		1,400,970	—	—	1,957,974		1,400,970	3,358,944	161,987		1994		05/03		40 years
Tulsa, OK	—	1,193,187		3,055,724	—	—	1,193,187		3,055,724	4,248,911	194,165		2003		06/05		40 years

Wal-Mart:
Beeville, TX	—	507,231		2,315,424	—	—	507,231		2,315,424	2,822,655	508,910		1983		03/99		40 years
Winfield, AL	—	419,811		1,684,505	—	—	419,811		1,684,505	2,104,316	370,240		1983		03/99		40 years

Washington Bike Center:
Fairfax, VA	—	192,830		278,892	83,773	—	192,830		362,665	555,495	35,690		1995		12/95		40 years

Wendy’s Old Fashioned Hamburger:
Sacramento, CA	—	585,872		—	—	—	585,872		—	585,872	(i	)	(i	)	02/98		(i	)
New Kensington, PA	—	501,136		333,445	—	—	501,136		333,445	834,581	50,364		1980		12/01		40 years

Whataburger:
Albuquerque, NM	—	624,318		418,975	—	—	624,318		418,975	1,043,293	63,282		1995		12/01		40 years
Brunswick, GA	—	290,860		—	910,051	—	290,860		910,051	1,200,911	16,115		2007		12/06	(q)	40 years
Jacksonville, FL	—	823,643		934,191	—	—	823,643		934,191	1,757,834	22,381		2006		01/07		40 years
Starke, FL	—	476,055		981,779	—	—	476,055		981,779	1,457,834	23,521		2006		01/07		40 years
Yulee, FL	—	893,834		1,013,995	—	—	893,834		1,013,995	1,907,829	24,293		2006		01/07		40 years

Wherehouse Music:
Homewood, AL	—	1,031,974		696,950	—	—	1,031,974		696,950	1,728,924	105,269		1997		12/01		40 years
Independence, MO	—	502,623		1,209,307	—	—	502,623		1,209,307	1,711,930	61,725		1994		12/05		40 years

Wingfoot:
Beaverdam, OH	—	(l	)	1,521,190	—	—	(l	)	1,521,190	1,521,190	23,768		2004		05/07		40 years
Benton, AR	—	(l	)	308,519	—	—	(l	)	308,519	308,519	3,535		2001		05/07		40 years
Bowman, SC	—	(l	)	969,274	—	—	(l	)	969,274	969,274	17,308		1998		05/07		40 years
Brunswick, GA	—	(l	)	1,450,274	—	—	(l	)	1,450,274	1,450,274	22,661		2003		05/07		40 years
Dalton, GA	—	(l	)	1,540,648	—	—	(l	)	1,540,648	1,540,648	24,017		2004		05/07		40 years
Dandrige, TN	—	(l	)	1,030,351	—	—	(l	)	1,030,351	1,030,351	18,399		1989		05/07		35 years
Franklin, OH	—	(l	)	562,698	—	—	(l	)	562,698	562,698	10,048		1998		05/07		40 years
Gary, IN	—	(l	)	1,486,297	—	—	(l	)	1,486,297	1,486,297	23,223		2004		05/07		40 years
Georgetown, KY	—	(l	)	678,799	—	—	(l	)	678,799	678,799	14,141		1997		05/07		40 years
Mebane, NC	—	(l	)	561,025	—	—	(l	)	561,025	561,025	10,018		1998		05/07		35 years
Piedmont, SC	—	(l	)	566,582	—	—	(l	)	566,582	566,582	10,117		1999		05/07		35 years
Port Wentworth, GA	—	(l	)	551,919	—	—	(l	)	551,919	551,919	9,856		1998		05/07		35 years
Valdosta, GA	—	(l	)	1,476,879	—	—	(l	)	1,476,879	1,476,879	23,076		2004		05/07		40 years
Whiteland, IN	—	(l	)	1,471,230	—	—	(l	)	1,471,230	1,471,230	16,857		2004		07/07		40 years
Des Moines, IA	—	(l	)	816,275	—	—	(l	)	816,275	816,275	9,353		1987		07/07		40 years
Evansville, IN	—	(l	)	575,761	—	—	(l	)	575,761	575,761	6,597		2002		07/07		40 years
Kearney, MO	—	(l	)	1,268,709	—	—	(l	)	1,268,709	1,268,709	14,537		2003		07/07		40 years

Winn-Dixie:
Columbus, GA	—	1,023,371		1,874,875	—	—	1,023,371		1,874,875	2,898,246	208,970		1984		07/03		40 years

Ziebart:
Maplewood, MN	—	307,846		311,313	—	—	307,846		311,313	619,159	22,376		1990		02/05		40 years
Middleburg Heights, OH	—	199,234		148,106	—	—	199,234		148,106	347,340	10,799		1961		02/05		40 years

Zio’s Restaurant:
Aurora, CO	—	1,168,457		1,104,345	—	—	1,168,457		1,104,345	2,272,802	93,706		2000		06/05		30 years

Leasehold Interests:	—	2,532,133		—	—	—	2,532,133		—	2,532,133	1,547,131		—		(n	)	(m	)

	$26,454,684	$941,102,953		$1,116,459,120	$85,827,593	$—	$941,336,554		$1,200,041,008	$2,141,377,563	$111,086,973

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)						Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests		Total
Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:

Barnes and Noble:
Plantation, FL	—	—		3,498,559	—	—	—		(c	)	(c	)	(c	)	1996		05/95	(c	)

Borders Books & Music:
Altamonte Springs, FL	—	—		3,267,579	—	—	—		(c	)	(c	)	(c	)	1997		09/97	(c	)

Checkers:
Orlando, FL	—	—		286,910	—	—	—		(c	)	(c	)	(c	)	1988		07/92	(c	)

CVS:
San Antonio, TX	—	—		783,974	—	—	—		(c	)	(c	)	(c	)	1993		12/93	(c	)
Amarillo, TX	—	158,851		855,348	—	—	(d	)	(d	)	(d	)	(d	)	1994		12/94	(d	)
Lafayette, LA	—	—		949,128	—	—	—		(c	)	(c	)	(c	)	1995		01/96	(c	)
Irving, TX	—	—		1,228,436	—	—	—		(c	)	(c	)	(c	)	1996		12/96	(c	)
Oklahoma City, OK	—	(l	)	1,365,125	—	—	(l	)	(c	)	(c	)	(c	)	1997		06/97	(c	)
Oklahoma City, OK	—	(l	)	1,419,093	—	—	(l	)	(c	)	(c	)	(c	)	1997		06/97	(c	)
Ft. Worth, TX	—	—		1,135,110	—	—	—		(c	)	(c	)	(c	)	1996		09/97	(c	)
Haltom City, TX	—	413,918		1,660,859	—	—	(d	)	(d	)	(d	)	(d	)	1996		09/97	(d	)

Denny’s:
Stockton, CA	—	939,974		508,573	—	—	(d	)	(d	)	(d	)	(d	)	1982		09/06	(d	)

Eckerd:
Kennett Square, PA	—	(l	)	—	1,984,435	—	(l	)	(c	)	(c	)	(c	)	2000		12/00	(c	)
Arlington, VA	—	—		3,201,489	—	—	—		(c	)	(c	)	(c	)	2002		02/02	(c	)

Food 4 Less:
Chula Vista, CA	—	—		4,266,181	—	—	—		(c	)	(c	)	(c	)	1995		11/98	(c	)

Heilig-Meyers:
Marlow Heights, MD	—	415,926		1,397,178	—	—	(d	)	(d	)	(d	)	(d	)	1968		11/98	(d	)
York, PA	—	279,312		1,109,609	—	—	(d	)	(d	)	(d	)	(d	)	1997		11/98	(d	)

International House of Pancakes:
Sunset Hills, MO	—	—		736,345	—	—	—		(c	)	(c	)	(c	)	1993		10/93	(c	)
Matthews, NC	—	—		655,668	—	—	—		(c	)	(c	)	(c	)	1993		12/93	(c	)

Jared Jewelers:
Glendale, AZ	—	(l	)	1,599,105	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Lewisville, TX	225,603	(l	)	1,502,903	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Oviedo, FL	441,309	(l	)	1,500,145	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Phoenix, AZ	358,516	(l	)	1,241,827	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)
Toledo, OH	—	(l	)	1,457,625	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01	(c	)

Kash N’ Karry:
Valrico, FL	—	1,234,519		3,255,257	—	—	(d	)	(d	)	(d	)	(d	)	1997		06/02	(d	)
Uni-Mart:
Olean, NY (r)	—	41,774		267,755	—	—	(d	)	(d	)	(d	)	(d	)	1990		08/05	(d	)

	$1,025,428	$3,484,274		$39,149,782	$1,984,435	$—	$—		$—		$—		$—

Real Estate Held for Sale the Company has Invested in:

AJ Petroleum:
Hollywood, FL	—	417,487		184,170	—	—	417,487		184,170		601,657		—		1961		12/05	—
Hollywood, FL	—	645,533		313,657	—	—	645,533		313,657		959,190		—		1960		12/05	—

Keybank:
Beavercreek, OH	—	422,184		—	—	—	422,184		—		422,184		—		(e	)	02/07	(e	)

Pep Boys:
Anaheim, CA	—	2,671,814		2,586,628	—	—	2,671,814		2,586,628		5,258,442		—		1983		11/07	—
Annandale, VA	—	2,718,604		3,048,482	—	—	2,718,604		3,048,482		5,767,086		—		1970		11/07	—
Artesia, CA	—	3,140,404		2,630,276	—	—	3,140,404		2,630,276		5,770,680		—		1983		11/07	—
Escondido, CA	—	3,664,675		4,785,117	—	—	3,664,675		4,785,117		8,449,792		—		1983		11/07	—
Fullerton, CA	—	3,555,665		1,885,292	—	—	3,555,665		1,885,292		5,440,957		—		1959		11/07	—

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Glendale, AZ	—	2,117,771	2,885,232	—	—	2,117,771	2,885,232	5,003,003	—	1990		11/07	—
Guayama, PR	—	1,729,000	2,731,785	—	—	1,729,000	2,731,785	4,460,785	—	1998		11/07	—
Houston, TX	—	892,935	4,502,444	—	—	892,935	4,502,444	5,395,379	—	1994		11/07	—
Manassas, VA	—	1,374,760	3,486,484	—	—	1,374,760	3,486,484	4,861,244	—	1992		11/07	—
Merced, CA	—	228,337	2,305,923	—	—	228,337	2,305,923	2,534,260	—	1988		11/07	—
North Hollywood, CA	—	3,586,201	2,262,137	—	—	3,586,201	2,262,137	5,848,338	—	1996		11/07	—
Oceanside, CA	—	3,380,442	4,466,453	—	—	3,380,442	4,466,453	7,846,895	—	1988		11/07	—
Orlando, FL	—	1,719,331	1,978,950	—	—	1,719,331	1,978,950	3,698,281	—	1991		11/07	—
Phoenix, AZ	—	972,652	1,674,741	—	—	972,652	1,674,741	2,647,393	—	1988		11/07	—
Rancho Cucamonga, CA	—	2,022,876	3,374,339	—	—	2,022,876	3,374,339	5,397,215	—	1985		11/07	—
Reading, PA	—	1,188,532	3,366,975	—	—	1,188,532	3,366,975	4,555,507	—	1989		11/07	—
Reseda, CA	—	1,522,988	2,025,447	—	—	1,522,988	2,025,447	3,548,435	—	1986		11/07	—
San Bernardino, CA	—	960,573	2,207,543	—	—	960,573	2,207,543	3,168,116	—	1969		11/07	—
Tempe, AZ	—	1,084,055	1,923,866	—	—	1,084,055	1,923,866	3,007,921	—	1974		11/07	—
West Covina, CA	—	2,783,506	3,059,286	—	—	2,783,506	3,059,286	5,842,792	—	1983		11/07	—

Power Center:
Big Flats, NY	—	2,248,422	7,159,309	—	—	2,248,422	6,314,756	8,563,178	—	2006		08/05	—
Bismarck, ND	—	1,839,240	10,262,109	10,406,939	—	1,839,240	20,669,048	22,508,288	—	2006		10/04	—
Midland, MI	—	1,085,180	1,634,602	—	—	1,085,180	1,634,602	2,719,782	—	2005		05/05	—
Topsham, ME	—	1,884,772	1,734,694	—	—	1,884,772	1,734,694	3,619,466	—	2007		02/06	—
Irving, TX	—	910,077	—	—	—	910,077	—	910,077	—	(e	)	02/06	(e	)
Waxahachie, TX	—	1,208,017	—	—	—	1,208,017	—	1,208,017	—	(e	)	02/06	(e	)
Harlingen, TX	—	745,992	—	—	—	745,992	—	745,992	—	(e	)	10/06	(e	)
Lapeer, MI	—	729,834	3,733,213	—	—	729,834	3,733,213	4,463,047	—	2007		09/06	—
Lapeer, MI	—	243,535	1,759,243	—	—	243,535	1,759,243	2,002,778	—	2007		09/06	—
Rockwall, TX	—	8,958,882	37,006,653	—	—	8,958,882	37,006,653	45,965,535	—	2007		02/06	—

Rite Aid:
Largo, MD	—	1,927,636	—	—	—	1,927,636	—	1,927,636	—	(e	)	03/07	(e	)

Road Ranger:
Rockford, IL	—	635,452	1,118,486	—	—	635,452	1,118,486	1,753,938	—	1988		06/06	—

Stock Building Supply:
Hillman, MI	—	166,886	822,950	—	—	166,886	822,950	989,836	—	1952		10/06	—

Stripes:
Corpus Christi, TX	—	1,308,398	2,151,142	—	—	1,308,398	2,151,142	3,459,540	—	1995		12/05	—

Uni-Mart:
Bradford, PA	—	184,231	761,512	—	—	184,231	761,512	945,743	—	1983		08/05	—
Kane, PA	—	156,967	913,017	—	—	156,967	913,017	1,069,984	—	1984		08/05	—
Midway, PA	—	310,893	708,427	—	—	310,893	708,427	1,019,320	—	1990		01/06	—
Clairton, PA	—	215,405	700,821	—	—	215,405	700,821	916,226	—	1986		01/06	—
Houtzdale, PA	—	311,707	729,052	—	—	311,707	729,052	1,040,759	—	1977		01/06	—
Burnham, PA (r)	—	264,741	510,262	—	—	264,741	510,262	775,003	—	1978		07/06	—
Mechanicsburg, PA	—	120,639	357,897	—	—	120,639	357,897	478,536	—	1972		07/06	—
Port Royal, PA	—	238,052	635,213	—	—	238,052	635,213	873,265	—	1989		07/06	—

Vacant Land:
Grand Prairie, TX	—	386,807	—	—	—	386,807	—	386,807	—	(e	)	12/02	(e	)
Fairfield Township, OH	—	3,201,116	—	—	—	3,201,116	—	3,201,116	—	(e	)	08/06	(e	)
Bonita Springs, FL	—	151,781	—	—	—	151,781	—	151,781	—	(e	)	09/06	(e	)
Topsham, ME	—	311,714	—	—	—	1,034,215	—	1,034,215	—	(e	)	02/06	(e	)
Plano, TX	—	10,034,740	—	—	—	10,034,740	—	10,034,740	—	(e	)	12/05	(e	)
Harlingen, TX	—	245,483	—	—	—	245,483	—	245,483	—	(e	)	09/06	(e	)
Harlingen, TX	—	284,907	—	—	—	284,907	—	284,907	—	(e	)	09/06	(e	)
Rockwall, TX	—	9,275,959	—	—	—	9,275,959	—	9,275,959	—	(e	)	09/06	(e	)

Vacant Property:
North Richland Hills, TX	—	583,650	179,509	—	—	583,650	179,509	763,159	—	1989		02/06	—

Walgreens:
Beavercreek, OH	—	1,445,473	—	—	—	1,445,473	—	1,445,473	—	(e	)	10/07	(e	)
Harlingen, TX	—	1,321,108	—	—	—	1,321,108	—	1,321,108	—	(e	)	09/06	(e	)

	$—	$95,738,021	$130,563,338	$10,406,939	$—	$96,460,522	$140,125,724	$236,586,246	$—

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2007

(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2007, 2006, and 2005 are summarized as follows:

	2007	2006	2005
Land, buildings, and leasehold interests:
Balance at the beginning of year	$1,756,514	$1,508,664	$1,129,126
Acquisitions, completed construction and tenant improvements	864,116	558,766	469,384
Disposition of land, buildings, and leasehold interests	(203,403)	(310,223)	(87,446)
Provision for loss on impairment of real estate	(1,683)	(693)	(2,400)

Balance at the close of year	$2,415,544	$1,756,514	$1,508,664

Accumulated depreciation and amortization:
Balance at the beginning of year	$87,359	$79,197	$61,802
Disposition of land, buildings, and leasehold interests	(3,667)	(12,413)	(1,665)
Depreciation and amortization expense	27,395	20,575	19,060

Balance at the close of year	$111,087	$87,359	$79,197

(b)	As of December 31, 2007, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2007, the aggregate cost of the properties owned by the Company that under operating leases were $2,262,306, and financing leases were $9,048.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	The Company owns only the land for this property.

(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(i)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(j)	In 2005, there was a lease amendment to this property, resulting in a reclassification from a direct financing lease to an operating lease.

(k)	Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(l)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(m)	The leasehold interests are amortized over the life of the respective leases which range from 12 years to 12.5 years.

(n)	The leasehold interest sites were acquired between August 1999 and August 2001.

(o)	Property is encumbered as a part of the Company’s $6,952 long-term, fixed rate mortgage and security agreement.

(p)	Property is encumbered as a part of the Company’s $21,000 long-term, fixed rate mortgage and security agreement.

(q)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company funds the tenant’s construction draws, final funding occurs generally within 12 months from the acquisition of the land.

(r)	The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2007

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (e)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
National City, CA	11.500%	2009	(b	)	—	$2,765	$486		$—
San Jose, CA	11.500%	2009	(b	)	—	2,565	536		—
Bellingham, WA	7.200%	2013	(b	)	—	2,605	2,497		2,497	(g)
Lake Jackson, TX	7.500%	2008	(b	)	—	1,875	1,750		—
Paramus, NJ	9.000%	2022	(b	)	—	6,000	5,652		—
Des Moines, IA	8.000%	2010	(d	)	—	400	361		—
Terre Haute, IN	7.000%	2011	(c	)	—	1,582	1,582		—
Plano, TX	9.500%	2008	(c	)	—	22,737	11,082		—
Lubbock, TX	8.750%	2009	(c	)	—	14,000	11,384		—
Cleveland, OH	10.000%	2028	(c	)	—	6,644	4,430		—
Corpus Christi, TX	8.375%	2008	(c	)	—	985	985		—
Corpus Christi, TX	8.375%	2008	(c	)	—	1,222	1,222		—
Elsa, TX	8.375%	2008	(c	)	—	869	869		—
Keystone Heights, FL	8.000%	2009	(c	)	—	1,650	1,650		—
Chattanooga, TN	8.000%	2009	(c	)	—	1,600	1,600		—
Lynchburg, VA	8.000%	2009	(c	)	—	1,600	1,600		—
Martinsburg, WV	8.000%	2009	(c	)	—	1,650	1,650		—

						$70,749	$49,336	(a)	$2,497

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2007		2006		2005
Balance at beginning of year	$13,627		$19,418		$11,528
New mortgage loans	39,088	(f)	1,582	(f)	13,150	(f)
Deductions during the year:
Collections of principal	(3,379)		(7,373)		(5,260)

Balance at the close of year	$49,336		$13,627		$19,418

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2007, 2006 and 2005 were $49,336, $13,627 and $19,418, respectively.

(f)	Mortgages totaling $39,088, $1,582 and $13,150 were accepted in connection with real estate transactions for the year ended December 31, 2007, 2006 and 2005, respectively.

(g)	National Retail Properties, Inc. initiated foreclosure process in February 2008.

See accompanying report of independent registered public accounting firm.