Form 10-K/A
period 2007-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2008-02-25
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Form 10-K/A is being filed in its entirety to correct certain typographical errors in the following portions of National Retail Properties Inc.’s Form 10-K for the year ended December 31, 2007 (the “Form 10-K”): (i) the Report of Independent Registered Public Accounting Firm of KPMG in Item 8 of the Form 10-K and (ii) the Consent of KPMG LLP filed as Exhibit 23.2 to the Form 10-K.

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

February 22, 2008

Miami, Florida

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc.:

We have audited the accompanying consolidated statements of earnings, stockholders’ equity, and cash flows of National Retail Properties, Inc. and subsidiaries for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements for 2005 based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of National Retail Properties, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Orlando, Florida

February 17, 2006, except as to notes 2, 19, 26 which are as of February 22, 2008

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2008.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Craig Macnab Craig Macnab	Chairman of the Board and Chief Executive Officer	February 25, 2008

/s/ Clifford R. Hinkle* Clifford R. Hinkle	Lead Director	February 25, 2008

Dennis Gershenson	Director	February 25, 2008

/s/ Richard B. Jennings* Richard B. Jennings	Director	February 25, 2008

/s/ Ted B. Lanier* Ted B. Lanier	Director	February 25, 2008

/s/ Robert C. Legler* Robert C. Legler	Director	February 25, 2008

/s/ Robert Martinez* Robert Martinez	Director	February 25, 2008

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 25, 2008

*By: /s/ Craig Macnab Craig Macnab Attorney-in-fact

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 1 dated March 25, 1998, by and among Registrant and First Union National Bank, Trustee, relating to $100,000,000 of 7.125% Notes due 2008 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.4	Form of 7.125% Note due 2008 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 20, 1998, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.6	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to

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