Form 10-Q
period 2008-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2008-05-07
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

73,443,868 shares of Common Stock, $0.01 par value, outstanding as April 30, 2008.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	March 31, 2008	December 31, 2007
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,195,701	$2,055,846
Accounted for using the direct financing method	33,038	37,497
Real estate, Inventory Portfolio, held for sale	205,384	248,611
Investment in unconsolidated affiliate	4,958	4,139
Mortgages, notes and accrued interest receivable, net of allowance	113,891	73,162
Commercial mortgage residual interests	22,617	24,340
Cash and cash equivalents	11,838	27,499
Receivables, net of allowance of $1,719 and $1,582, respectively	7,212	3,818
Accrued rental income, net of allowance of $3,737 and $3,694, respectively	24,855	24,652
Debt costs, net of accumulated amortization of $14,057 and $13,424, respectively	13,374	8,548
Other assets	29,892	31,493

Total assets	$2,662,760	$2,539,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$123,500	$129,800
Mortgages payable	27,189	27,480
Note payable – secured	-	12,000
Notes payable – convertible	406,535	172,500
Notes payable, net of unamortized discount of $1,660 and $1,170, respectively	618,340	718,290
Accrued interest payable	17,957	11,243
Other liabilities	42,088	57,002
Income tax liability	1,115	1,671

Total liabilities	1,236,724	1,129,986

Minority interest	5,241	2,334

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 73,031,416 and 72,527,729 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	730	725
Excess stock, $0.01 par value. Authorize 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,181,989	1,175,364
Retained earnings	143,258	137,599
Accumulated other comprehensive income	2,818	1,597

Total stockholders’ equity	1,420,795	1,407,285

	$2,662,760	$2,539,605

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2008	2007

Revenues:
Rental income from operating leases	$50,190	$35,165
Earned income from direct financing leases	789	815
Percentage rent	52	458
Real estate expense reimbursement from tenants	1,578	1,251
Interest and other income from real estate transactions	1,235	1,201
Interest income on commercial mortgage residual interests	1,356	1,244

	55,200	40,134

Disposition of real estate, Inventory Portfolio:
Gross proceeds	4,900	825
Costs	(4,879)	(493)

Gain	21	332

Operating expenses:
General and administrative	7,560	6,321
Real estate	2,439	1,845
Depreciation and amortization	10,157	6,795
Impairment – commercial mortgage residual interests valuation	758	-

	20,914	14,961

Earnings from operations	34,307	25,505

Other expenses (revenues):
Interest and other income	(1,221)	(1,303)
Interest expense	15,366	11,101
Loss on interest rate hedge	804	-

	14,949	9,798

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliate	19,358	15,707
Income tax benefit	2,652	2,793
Minority interest	1,016	189
Equity in earnings of unconsolidated affiliate	79	-

Earnings from continuing operations	23,105	18,689
Earnings from discontinued operations:
Real estate, Investment Portfolio	4,999	4,257
Real estate, Inventory Portfolio, net of income tax expense and minority interest	4,949	3,758

	9,948	8,015

Net earnings	$33,053	$26,704

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Net earnings	$33,053	$26,704
Series C preferred stock dividends	(1,696)	(1,696)

Net earnings available to common stockholders – basic and diluted	$31,357	$25,008

Net earnings per share of common stock:
Basic:
Continuing operations	$0.29	$0.28
Discontinued operations	0.14	0.13

Net earnings	$0.43	$0.41

Diluted:
Continuing operations	$0.29	$0.28
Discontinued operations	0.14	0.13

Net earnings	$0.43	$0.41

Weighted average number of common shares outstanding:
Basic	72,314,787	60,332,971

Diluted	72,447,395	60,471,563

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$33,053	$26,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	485	490
Depreciation and amortization	10,225	6,968
Impairment – real estate	14	95
Impairment – commercial mortgage residual interests valuation adjustment	758	-
Amortization of notes payable discount	50	36
Amortization of deferred interest rate hedges	(46)	(90)
Equity in earnings of unconsolidated affiliate	(79)	-
Distributions received from unconsolidated affiliate	30	-
Minority interests	2,665	(31)
Gain on disposition of real estate, Investment Portfolio	(9,149)	(1,763)
Gain on disposition of real estate, Inventory Portfolio	(3,877)	(4,669)
Deferred income taxes	(1,587)	(1,146)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(18,991)	(14,741)
Proceeds from disposition of real estate, Inventory Portfolio	51,555	57,509
Decrease in real estate leased to others using the direct financing method	314	640
Decrease (increase) in work in process	1,610	(611)
Increase in mortgages, notes and accrued interest receivable	(479)	(172)
Increase in receivables	(3,385)	(398)
Increase in accrued rental income	(558)	(563)
Decrease in other assets	353	668
Increase in accrued interest payable	6,714	1,593
Increase (decrease) in other liabilities	86	(2,788)
Increase (decrease) in current tax liability	1,031	(144)

Net cash provided by operating activities	70,792	67,587

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	10,336	7,332
Additions to real estate, Investment Portfolio: Accounted for using the operating method	(165,538)	(61,040)
Investment in unconsolidated affiliate	(778)	-
Increase in mortgages and notes receivable	(22,352)	(4,221)
Mortgage and notes payments received	2,350	2,846
Cash received from commercial mortgage residual interests	2,319	2,089
Restricted cash	-	532
Payment of lease costs	(223)	(747)
Other	(324)	175

Net cash used in investing activities	(174,210)	(53,034)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2008	2007
Cash flows from financing activities:
Proceeds from line of credit payable	$262,000	$106,800
Repayment of line of credit payable	(268,300)	(134,800)
Repayment of mortgages payable	(291)	(450)
Proceeds from notes payable - convertible	234,035	-
Repayment of notes payable	(100,000)	-
Repayment of note payable - secured	(12,000)	-
Payment of debt costs	(5,181)	(22)
Proceeds from issuance of common stock	6,152	140,673
Redemption of 1,781,589 shares of Series A Preferred Stock	-	(44,540)
Payment of Series C Preferred Stock dividends	(1,696)	(1,696)
Payment of common stock dividends	(25,698)	(20,115)
Minority interest contributions	13	-
Minority interest distributions	(1,277)	-
Stock issuance costs	-	(5,517)

Net cash provided by financing activities	87,757	40,333

Net increase (decrease) in cash and cash equivalents	(15,661)	54,886
Cash and cash equivalents at beginning of period	27,499	1,675

Cash and cash equivalents at end of period	$11,838	$56,561

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$10,177	$10,996

Taxes paid	$924	$763

Supplemental disclosure of non-cash investing and financing activities:
Issued 225,467 and 211,118 shares of restricted and unrestricted common stock in 2008 and 2007, respectively, pursuant to NNN’s performance incentive plan	$3,795	$4,323

Issued 4,500 and 1,874 shares of common stock in 2008 and 2007, respectively to directors pursuant to NNN’s performance incentive plan	$97	$45

Issued 4,032 and 4,282 shares of common stock in 2008 and 2007, respectively pursuant to NNN’s Deferred Director Fee Plan	$72	$91

Surrender of 7,100 shares of restricted common stock in 2007	$-	$147

Change in other comprehensive income	$1,221	$375

Note and mortgage receivable accepted in connection with real estate transactions	$20,248	$170

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” or “the Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned subsidiaries of National Retail Properties, Inc., as well as the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “TRS”).

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) on the condensed consolidated balance sheets and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Investment Assets are operated through National Retail Properties, Inc. and its wholly owned subsidiaries. NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of March 31, 2008, NNN owned 931 Investment Properties, with an aggregate gross leasable area of 10,962,000 square feet, located in 44 states. Approximately 98 percent of NNN’s Investment Portfolio was leased as of March 31, 2008. In addition to the Investment Properties, as of March 31, 2008, NNN had $113,891,000 and $22,617,000 in mortgages, notes and interest receivables (including structured finance investments) and commercial mortgage residual interests, respectively. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of March 31, 2008, the TRS owned 54 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. Amounts as of December 31, 2007, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K, as amended, for the year ended December 31, 2007.

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

Investment in Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting (see Note 4).

Other Comprehensive Income – The components for the change in other comprehensive income during the quarter ended March 31, 2008 (dollars in thousands):

Balance at beginning of period	$1,597
Interest rate hedge termination	(109)
Amortization of interest rate hedges	(46)
Unrealized gain – commercial mortgage residual interests	1,354
Stock value adjustment	22

Balance at end of period	$2,818

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended March 31,
	2008	2007
Net earnings	$33,053	$26,704
Other comprehensive income	1,221	374

Total comprehensive income	$34,274	$27,078

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended March 31,
	2008	2007
Weighted average number of common shares outstanding	72,739,681	60,639,787
Unvested restricted stock	(424,894)	(306,816)

Weighted average number of common shares outstanding used in basic earnings per share	72,314,787	60,332,971

Weighted average number of common shares outstanding used in basic earnings per share	72,314,787	60,332,971

Effect of dilutive securities:
Restricted stock	37,533	18,456
Common stock options	44,621	83,906
Directors’ deferred fee plan	50,454	36,230

Weighted average number of common shares outstanding used in diluted earnings per share	72,447,395	60,471,563

New Accounting Standards – In September 2006, the Financial Accounting Standards Board issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements of fair value measurements. In February 2008, a FASB Staff Position

(“FSP SFAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” was issued to amend SFAS 157 by excluding FASB Statement No. 13, “Accounting for Leases,” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-1 was effective immediately upon issuance. The adoption of FSP SFAS 157-1 did not have any significant impact on NNN's financial position or results of operation.

In addition, in February 2008, the FASB issued FASB Staff Position (“FSP SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which amended SFAS 157 to delay the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. SFAS 157 was issued in September 2006 and defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expands the disclosures about fair value measurements. SFAS 157 was issued with an effective date for financial statements issued for fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. For items covered by FSP SFAS 157-2, SFAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The amendment to SFAS 157 applies mainly to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statement on recurring basis. NNN is currently evaluating the provisions for SFAS 157-2 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operation. Therefore, NNN has adopted the provisions of SFAS 157 with respect to only its financial assets and financial liabilities.

SFAS 157 specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The standard describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

•    Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities

•    Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•    Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

NNN currently values its commercial mortgage residual interests based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the mortgage residual interests are considered Level 3 financial assets. The table below presents a reconciliation of the commercial mortgage residual interests during the quarter ended March 31, 2008 (dollars in thousands):

Commercial Mortgage Residual Interests
Balance at beginning of period	$24,340
Total gains (losses) – realized/unrealized:
Included in earnings	(758)
Included in other comprehensive income	1,354
Interest income on commercial mortgage residual interests	1,356
Cash received from commercial mortgage residual interests	(3,675)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-

Balance at end of period	$22,617

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$581

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

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 objective is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December

15, 2008 and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In March 2008, FASB issued Statement No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,”, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and the cross referencing in footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. The statement requires an entity to disclose by primary underlying risk, its objectives and strategies for using derivatives. SFAS 161 intent is to capture information about only the reporting entity’s credit-risk-related contingent features for derivatives that are in a liability position at period end, to distinguish between collateral that is already posted at the end of the reporting period and additional collateral that would be required to be posted if the credit-risk-related contingent features were triggered at the end of the reporting period. Entities are also required to disclose its volume of derivative activity. SFAS 161 amends and clarifies FASB issued Statement No. 107 “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) by stating that derivatives accounted for under SFAS 133 should be included in an entity’s disclosures of concentration of credit risk acquired under SFAS 107. SFAS 161 is effective prospectively for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. NNN is currently evaluating the provisions for SFAS 161 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In February 2008, a FASB Staff Position (“FSP SFAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” to provide guidance for determining whether an initial transfer of a financial asset and a repurchase financing should be considered a linked transaction for the purposes of assessing whether sale accounting is appropriate under FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”). For transactions within its scope, SFSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS 140. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. FSP SFAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which the FSP is initially applied. NNN is currently evaluating the provisions for this FSP to determine potential impact, if any, the adoption will have on NNN's financial position or results of operations.

The FASB is currently reviewing comments on a proposed FASB Staff Position (the “proposed FSP”) which, if issued, would require separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require the value assigned to the debt component to be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt discount would be amortized over the expected life of the debt as additional interest expense. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP would be applied retrospectively to all periods presented and could result in additional interest expense recognized by NNN if adopted, as proposed.

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

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

The statements of cash flow for the quarter ended March 31, 2007 reflects a reclassification of $1,244,000, to reclassify the cash received from commercial mortgage residual assets from “cash flows from operating activities” to “cash flows from investing activities.” The reclassification resulted in a change in the “net cash provided by operating activities” from $66,343,000 to $67,587,000 and a change in the “net cash used in investing activities” from $51,790,000 to $53,034,000. The reclassification has no impact on the condensed consolidated balance sheets, condensed consolidated statements of earnings and the related earnings per share amounts.

Note 2 – Real Estate - Investment Portfolio:

Leases – NNN generally leases its Investment Properties to established tenants. As of March 31, 2008, 920 of the Investment Property leases have been classified as operating leases and 22 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of seven of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2008 and 2028) and provide for minimum rentals. In addition, the tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of March 31, 2008, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007
Land and improvements	$994,631	$938,804
Buildings and improvements	1,300,561	1,201,999
Leasehold interests	2,532	2,532

	2,297,724	2,143,335
Less accumulated depreciation and amortization	(119,801)	(111,087)

	2,177,923	2,032,248
Work in progress	19,736	25,556

	2,197,659	2,057,804
Less impairment	(1,958)	(1,958)

	$2,195,701	$2,055,846

In connection with the development and tenant improvements of 22 Investment Properties, NNN has agreed to fund construction commitments (including land costs) of $59,682,000, of which $35,664,000 has been funded as of March 31, 2008.

Note 3 – Real Estate – Inventory Portfolio:

As of March 31, 2008, the TRS owned 54 Inventory Properties: 40 completed inventory, seven under construction and seven land parcels. As of December 31, 2007, the TRS owned 56 Inventory Properties: 41 completed inventory, nine under construction and six land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007

Completed Inventory Properties:
Land	$61,391	$65,983
Building	115,458	140,970

	176,849	206,953

Construction projects:
Land	22,326	30,477
Work in process	7,053	12,025

	29,379	42,502

Less impairment	(844)	(844)

	$205,384	$248,611

In connection with the development of seven Inventory Properties, NNN has agreed to fund construction commitments (including land costs) of $17,057,000, of which $13,030,000 has been funded as of March 31, 2008.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the quarters ended March 31(dollars in thousands):

	2008		2007
	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$21	1	$332
Minority interest		(10)		-

Total continuing operations		11		332

Discontinued operations	7	8,870	22	3,846

Intersegment eliminations		258		491
Minority interest		(3,506)		-

Total discontinued operations		5,622		4,337

	8	$5,633	23	$4,669

Note 4 – Investment in Unconsolidated Affiliate:

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV plans to acquire up to $220,000,000 of real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. For the quarter ended March 31, 2008, NNN recognized earnings of $79,000 for NNN Crow JV. NNN manages the joint venture pursuant to a management agreement and earned fees of $336,000 for the quarter ended March 31, 2008.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

Mortgage receivables and structured finance are loans secured by real estate, real estate securities or other assets.

Mortgages and notes receivable consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Mortgages and notes receivable	$99,381	$58,556
Structured finance investments	13,784	14,359
Accrued interest receivables	1,016	578
Unamortized premium	145	165

	114,326	73,658
Less loan origination fees, net	(79)	(100)
Less allowance	(356)	(396)

	$113,891	$73,162

The mortgage and notes receivables bear a weighted average interest rate of 9.31% with maturity dates ranging from May 2008 through October 2028.

As of March 31, 2008, the structured finance investments bear a weighted average interest rate of 11.25% per annum, of which 9.76% is payable monthly and the remaining 1.49% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between January 2009 and March 2010. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Note 6 – Commercial Mortgage Residual Interests:

NNN owns a 78.9 percent equity interest in Orange Avenue Mortgage Investments, Inc. (“OAMI”). OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, NNN recognized on the Residuals, an other than temporary valuation impairment of $758,000 for the quarter ended March 31, 2008. NNN did not recognize an other than temporary valuation impairment for the quarter ended March 31, 2007. In addition, NNN recorded $1,354,000 and $154,000 of unrealized gains as other comprehensive income for the quarters ended March 31, 2008 and 2007, respectively.

Note 7 – Line of Credit Payable:

NNN has a loan agreement for a $400,000,000 revolving credit facility (the “Credit Facility”). During the quarter ended March 31, 2008, the Credit Facility had a weighted average outstanding balance of $143,498,000 and a weighted average interest rate of 4.51%. As of March 31, 2008, $123,500,000 was outstanding and approximately $276,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,717,000.

Note 8 – Note Payable – Secured:

In February 2008, the outstanding principal amount on NNN’s secured note payable was repaid. The note had a principal balance of $12,000,000 at December 31, 2007 and a stated interest rate of 10.0%.

Note 9 – Notes Payable – Convertible:

In February 2008, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $220,000,000 of 5.125% convertible senior notes due June 2028 (with a June 2013 put option). Subsequently, in March 2008 NNN issued an additional $14,035,000 in connection with the exercise of the underwriters’ over-allotment option (collectively, the “2028 Convertible Notes”). The 2028 Convertible Notes were sold at par with interest payable semi-annually commencing on June 15, 2008 (effective interest rate of 5.125%).

The notes are convertible at the option of the holder on or after June 15, 2027. Prior to June 15, 2027, holders may convert their 2028 Convertible Notes under certain circumstances. The initial conversion rate for each $1,000 principal amount of the 2028 Convertible Notes is 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of approximately $25.42 per share of common stock. The initial conversion rate is subject to adjustment in certain circumstances.

The 2028 Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after June 17, 2013 for cash equal to a 100 percent of the principal amount of the 2028 Convertible Notes being redeemed plus unpaid interest accrued to, but not including the redemption date. In addition, on June 17, 2013, June 15, 2018 and June 15, 2023, holders of the 2028 Convertible Notes may require NNN to repurchase the notes for cash equal to the principal amount of the convertible notes being repurchased plus accrued interest thereon. The 2028 Convertible Note ranks equally with all the Company’s other unsecured indebtedness but will be effectively subordinated to all NNN’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

NNN received net proceeds of $228,576,000 in connection with the 2028 Convertible Notes offering, and incurred debt issuance costs totaling $5,459,000 consisting of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, June 17, 2013 using the effective interest method.

Note 10 – Notes Payable:

In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008 using proceeds from NNN’s Credit Facility.

Note 11 – Preferred Stock:

NNN declared and paid dividends to its Series C Preferred stockholders of $1,696,000 or $0.461 per share, for each of the quarters ended March 31, 2008 and 2007, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed.

Note 12 – Common Stock:

During the quarters ended March 31, 2008 and 2007, NNN declared and paid dividends to its common shareholders of $25,698,000 and $20,115,000, respectively, or $0.355 and $0.335 per share, respectively, of common stock.

In April 2008, NNN declared a dividend of $0.375 per share which is payable in May 2008 to its common stockholders of record as of April 30, 2008.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the quarters ended March 31:

	2008	2007

Shares of common stock	269,678	699,346
Net proceeds	$5,862	$16,718

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

NNN has had no increases or decreases in unrecognized tax benefits since the date of adoption of FIN 48. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2004 through 2007. NNN also files in many states with varying open years under statute.

For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, in May 2005 NNN acquired a 78.9 percent equity interest in OAMI, and has consolidated OAMI in its financial statements. OAMI, upon making its REIT election, has remaining tax liabilities relating to the built-in-gain of its assets.

NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the quarters ended March 31, 2008 and 2007, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Temporary differences:
Built-in-gain	$(6,353)	$(6,768)
Depreciation	(800)	(632)
Other	549	79
Excess interest expense carryforward	6,211	5,676
Net operating loss carryforward	469	134

Net deferred income tax asset (liability)	$76	$(1,511)
Current income tax asset (payable)	(1,191)	(160)

Net income tax asset (liability)	$(1,115)	$(1,671)

In assessing the ability to realize the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards will begin to expire in 2027. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of March 31, 2008.

The income tax (expense) benefit consists of the following components (dollars in thousands):

	Quarter Ended March 31,
	2008	2007
Net earnings before income taxes	$33,429	$26,210
Provision for income taxes: benefit (expense)
Current:
Federal	(1,652)	(550)
State and local	(311)	(102)
Deferred:
Federal	1,291	879
State and local	296	267

Total provision for income taxes	(376)	494

Total net earnings	$33,053	$26,704

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of March 31, 2008, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2008	2007
Revenues:
Rental income from operating leases	$193	$1,664
Earned income from direct financing leases	97	1,007
Real estate expense reimbursement from tenants	7	93
Interest and other income from real estate transactions	534	124

	831	2,888

Operating expenses:
General and administrative	(79)	-
Real estate	(250)	148
Depreciation and amortization	24	153
Impairment – real estate	14	95

	(291)	396

Other expenses (revenues):
Interest revenues	-	(2)

Earnings before gain on disposition of real estate	1,122	2,494

Gain on disposition of real estate	3,877	1,763

Earnings from discontinued operations	$4,999	$4,257

NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, NNN recognized a $14,000 and $95,000 impairment in discontinued operations during the quarters ended March 31, 2008 and 2007, respectively.

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of March 31, 2008. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2008	2007
Revenues:
Rental income from operating leases	$3,354	$2,850
Percentage rent	6	-
Real estate expense reimbursement from tenants	328	297
Interest and other from real estate transactions	454	6

	4,142	3,153

Disposition of real estate:
Gross proceeds	69,187	59,652
Costs	(60,059)	(55,315)

Gain	9,128	4,337

Operating expenses:
General and administrative	25	8
Real estate	546	431
Depreciation and amortization	44	20

	615	459

Other expenses (revenues):
Interest expense	998	816

Earnings before income tax expense and minority interest	11,657	6,215

Income tax expense	(3,028)	(2,299)
Minority interest	(3,680)	(158)

Earnings from discontinued operations	$4,949	$3,758

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

In February 2008, NNN terminated its interest rate hedge with a notional amount of $100,000,000 that was hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. The fair value of the interest rate hedge when terminated was a liability of $804,000, which NNN recorded as a loss on interest rate hedge.

Additionally, NNN recorded an immaterial amount of hedge ineffectiveness on the cash flow hedge as other interest expense.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2008.

Note 16 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended March 31 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2008
External revenues	$57,250	$4,144	$-	$61,394
Intersegment revenues	4,704	-	(4,704)	-
Earnings from continuing operations	28,054	(3,669)	(1,280)	23,105
Net earnings	33,053	1,280	(1,280)	33,053
Total assets	2,649,649	244,219	(231,108)	2,662,760

2007
External revenues	$44,281	$3,200	$-	$47,481
Intersegment revenues	4,927	-	(4,927)	-
Earnings from continuing operations	22,447	(3,536)	(222)	18,689
Net earnings	26,704	222	(222)	26,704

Total assets	1,979,379	203,235	(193,922)	1,988,692

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K, as amended, of National Retail Properties, Inc. for the year ended December 31, 2007. The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”

The term “NNN” or “the Company” refers to National Retail Properties, Inc. and its major consolidated subsidiaries including taxable real estate investment trust (“REIT”) subsidiaries, and their majority owned and controlled subsidiaries (collectively the “TRS”).

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments on the condensed consolidated balance sheets) and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of March 31, 2008, NNN owned 931 Investment Properties, with an aggregate gross leasable area of approximately 10,962,000 square feet, located in 44 states. Approximately 98 percent of NNN’s Investment Portfolio was leased as of March 31, 2008. In addition to the Investment Properties, as of March 31, 2008, NNN had $113,891,000 and $22,617,000 in mortgages and notes receivables (including structured finance investments) and commercial mortgage residuals interests, respectively.

The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). The TRS acquires and develops Inventory Properties (“Development Properties” or “Development Portfolio”) and also acquires existing Inventory Properties (“Exchange Properties” or “Exchange Portfolio”). As of March 31, 2008, the TRS held 54 Inventory Properties, of which 22 were Development Properties (eight completed inventory, seven under construction and seven land parcels) and 32 were Exchange Properties.

NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN may include items such as: the composition of NNN’s Investment Portfolio (such as tenant, geographic and lines of trade diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios and profitability measures, and industry trends and performance compared to that of NNN.

NNN continues to maintain its diversification by tenant and line of trade. NNN's largest lines of trade concentration are the convenience store and restaurant sectors. These sectors represent a large part of the free-standing retail property marketplace which NNN believes represents an area of attractive investment opportunity. However, any financial hardship within these sectors could have an adverse effect on the financial condition and operating performance of NNN. NNN continues to have some geographic concentration in the south and southeast which NNN continues to believe are generally areas of above-average population growth.

NNN formed a joint venture with an institutional investor in September 2007. This joint venture plans to acquire up to $220,000,000 of real estate assets leased to convenience store operators. NNN owns a 15 percent equity interest in the joint venture.

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	March 31, 2008	December 31, 2007	March 31, 2007

Investment Properties Owned:
Number	931	908	730
Total gross leasable area (square feet)	10,962,000	10,610,000	9,395,000

Investment Properties Leased:
Number	911	892	718
Total gross leasable area (square feet)	10,652,000	10,355,000	9,198,000
Percent of total gross leasable area - leased	98%	98%	98%
Weighted average remaining lease term (years)	13	13	12

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2008	December 31, 2007	March 31, 2007
1.	Convenience Stores	23.0%	23.9%	18.1%
2.	Restaurants – Full Service	9.6%	10.3%	12.1%
3.	Automotive Service	8.1%	5.2%	0.2%
4.	Theaters	6.4%	4.2%	-
5.	Automotive Parts	4.7%	4.9%	1.5%
6.	Drug Stores	4.3%	5.0%	8.0%
7.	Books	4.1%	4.4%	5.5%
8.	Consumer Electronics	4.1%	4.3%	5.8%
9.	Sporting Goods	3.7%	3.9%	7.1%
10.	Restaurants – Limited Service	3.4%	3.7%	4.8%
	Other	28.6%	30.2%	36.9%

		100.0%	100.0%	100.0%

(1) Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2008	2007

Acquisitions:
Number of Investment Properties	27	25
Gross leasable area (square feet)	390,000	114,000

Total dollars invested (1)	$150,575	$66,618

(1) Includes dollars invested on projects currently under construction for each respective period.

Property Dispositions.   The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2008	2007

Number of properties	4	5
Gross leasable area (square feet)	38,000	60,000
Net sales proceeds	$10,302	$7,501
Net gain	$3,877	$1,763

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s credit facility or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	March 31,	December 31,	March 31,
	2008	2007	2007
Development Properties:
Completed inventory	8	8	9
Under construction	7	9	8
Land parcels	7	6	9

	22	23	26

Exchange Portfolio:
Inventory Properties	32	33	51

Total Inventory Properties	54	56	77

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2008	2007

Development Portfolio:
Number of properties acquired	2	2
Dollars invested (1)	$3,800	$12,805

Exchange Portfolio:
Number of properties acquired	3	1
Dollars invested	$19,033	$3,108

Total dollars invested	$22,833	$15,913

(1) Includes	dollars invested on projects under construction, for each respective period.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2008		2007
	# of Properties	Gain	# of Properties	Gain

Development (1)	4	$4,768	5	$1,796
Exchange	4	865	18	2,873

	8	$5,633	23	$4,669

(1) Net	of minority interest.

Revenue from Continuing Operations Analysis

General.  During the quarter ended March 31, 2008, NNN’s revenue increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). NNN anticipates any significant increase in rental income will continue to come primarily from additional Investment Property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,				Increase
	2008	2007	2008	2007
			Percent of Total

Rental income(1)	$51,031	$36,438	92.4%	90.8%	40.0%
Real estate expense reimbursement from tenants	1,578	1,251	2.9%	3.1%	26.1%
Interest and other income from real estate transactions	1,235	1,201	2.2%	3.0%	2.8%
Interest income on commercial mortgage residual interests	1,356	1,244	2.5%	3.1%	9.0%

Total revenues from continuing operations	$55,200	$40,134	100.0%	100.0%	37.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income.  NNN has identified two primary business segments, and thus, sources of revenue: (i) earnings from Investment Assets, and (ii) earnings from Inventory Assets. NNN’s revenues from continuing operations come primarily from its Investment Assets. The revenues generated from NNN’s Inventory Assets are typically classified as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Rental Income.  Rental income increased during the quarter ended March 31, 2008 as compared to the same period in 2007 largely due to the acquisition of (i) 27 Investment Properties with an aggregate gross leasable area of 390,000 square feet during the quarter ended March 31, 2008, and (ii) the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007. The Investment Portfolio occupancy rate remained stable at approximately 98 percent for each of the quarters ended March 31, 2008 and 2007, respectively.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants remained fairly consistent as a percentage of total revenues from continuing operations, but increased for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. The increase is as a result of the newly acquired Investment Properties in 2008 and reimbursements from certain properties acquired in 2007.

Interest Income on Commercial Mortgage Residual Interests.  The increase in interest income on commercial mortgage residual interests for the quarter ended March 31, 2008 as compared to the same periods in 2007 is primarily a result of changes in market conditions relating to residual assets. The independent valuation increased the discount rate from 17.0% to 25.0% during the third quarter 2007. As a result of this rate increase, NNN recognized more interest income associated with each of the residual assets for the period March 31, 2008 as compared to the same period in 2007.

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

	Quarter Ended March 31,
	2008		2007
	# of Properties	Gain	# of Properties	Gain
Gain	1	$21	1	$332
Minority interest	-	(10)	-	-

Gain, net of minority interest	1	$11	1	$332

Analysis of Expenses from Continuing Operations

General.  Operating expenses increased for the quarter ended March 31, 2008. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	Quarter Ended March 31,		Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2008	2007		2008	2007	2008	2007

General and administrative	$7,560	$6,321	19.6%	36.1%	42.3%	13.7%	15.8%
Real estate	2,439	1,845	32.2%	11.7%	12.3%	4.4%	4.6%
Depreciation and amortization	10,157	6,795	49.5%	48.6%	45.4%	18.4%	16.9%
Impairment – commercial mortgage residual interests valuation adjustment	758	-	100.0%	3.6%	-	1.4%	-

Total operating expenses	$20,914	$14,961	39.8%	100.0%	100.0%	37.9%	37.3%

Interest and other income	$(1,221)	$(1,303)	(6.3)%	(8.2)%	(13.3)%	(2.2)%	(3.2)%
Interest expense	15,366	11,101	38.4%	102.8%	113.3%	27.8%	27.6%
Loss on interest rate hedge	804	-	100.0%	5.4%	-	1.5%	-

Total other expenses (revenues)	$14,949	$9,798	52.6%	100.0%	100.0%	27.1%	24.4%

General and Administrative Expenses.  General and administrative expenses increased for the quarter ended March 31, 2008 as compared to the same period in 2007 but decreased as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the quarter ended March 31, 2008 was primarily attributable to an increase in lost pursuit costs.

Real Estate.  Real estate expenses increased for the quarter ended March 31, 2008 as compared to the same period in 2007; however, such expenses remained fairly consistent as a percentage of revenues from continuing operations. The increase in real estate expenses for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007, is primarily attributable to an increase in tenant reimbursable expenses and also to an increase in expenses related to vacant properties.

Depreciation and Amortization.  Depreciation and amortization increased for the quarter ended March 31, 2008 but remained fairly consistent as a percentage of revenues from continuing operations. The increase in depreciation and amortization expense for the current period when compared to the quarter ended March 31, 2007 is primarily attributable to the depreciation on (i) the 27 Investment Properties with an aggregate gross leasable area of 390,000 square feet which were acquired during the quarter ended March 31, 2008, and (ii) the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value, during the quarter ended March 31, 2008, NNN recorded an other than temporary valuation adjustment of $758,000 as a reduction of earnings from operations. NNN did not record an other than temporary valuation for the quarter ended March 31, 2007.

Interest Expense. Interest expense increased for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. However, interest expense as a percentage of revenues from continuing operations remained fairly stable for the quarter ended March 31, 2008 as compared to the same period in 2007. The following represents the primary changes in debt that have impacted interest expense:

(i)	issuance of $234,035,000 of convertible notes payable in March 2008, with an effective interest rate of 5.125%, due June 2028,
(ii)	payoff of the $100,000,000 7.125% notes payable in March 2008,
(iii)	payoff of the $12,000,000 secured note payable with stated interest rate of 10% in February 2008,
(iv)	payoff of $26,041,000 10-year financing lease obligation with interest rate of 5.00% in November 2007,
(v)	payoff of the $10,500,000 secured note payable with stated interest rate of 10.00% in November 2007,
(vi)	payoff of the $20,800,000 variable rate term note in October 2007,
(vii)	repayment of mortgage in September 2007, with balance of $7,305,000 at December 31, 2006 and an interest rate of 7.37%,
(viii)	issuance of $250,000,000 of notes payable in September 2007, with an effective interest rate of 6.92% due in October 2017,
(ix)	the increase of $79,212,000 in the weighted average debt outstanding on the revolving credit facility from December 31, 2007 to March 31, 2008
(x)	the decrease in weighted average interest rate from 6.24% for the year ended December 31, 2007 to 4.51% for the quarter ended March 31, 2008.

Earnings from Discontinued Operations

In accordance with SFAS 144, NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired as well as the revenues and expenses related to any Investment Property that was held for sale at March 31, 2008. NNN also classified as discontinued operations the revenues and expenses of its revenue-generating Inventory Properties that were sold as well as the revenues and expenses related to its revenue-generating Inventory Properties held for sale as of March 31, 2008. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2008			2007
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	4	$3,877	$4,999	5	$1,763	$4,257
Inventory Assets, net of minority interest	7	9,128	4,949	22	4,337	3,758

	11	$13,005	$9,948	27	$6,100	$8,015

NNN periodically sells Investment Properties and may reinvest the sale proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Liquidity

General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and dividends; (ii) property acquisitions and development, mortgages and notes receivable (including structured finance investments) and capital expenditures; (iii) payment of principal and interest on its outstanding indebtedness, and (iv) other investments.

Cash and Cash Equivalents.  Below is a summary of NNN’s cash flows for the quarters ended March 31 (dollars in thousands):

	2008	2007

Cash and cash equivalents:
Provided by operating activities	$70,792	$67,587
Provided by (used in) investing activities	(174,210)	(53,034)
Provided by financing activities	87,757	40,333

Increase (decrease)	(15,661)	54,886
Net cash at beginning of period	27,499	1,675

Net cash at end of period	$11,838	$56,561

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distribution from each period presented. NNN uses proceeds from its credit facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the quarter ended March 31, 2008 and 2007 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the quarter ended March 31, 2008 include the following significant transactions:

•	$100,000,000 repayment of 7.125% notes payable in March 2008

•	$228,576,000 in net proceeds from issuance of 2028 Convertible Notes

•	$25,698,000 in dividends paid to common stockholders

•	$1,696,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock

•	$5,862,000 in net proceeds from the issuance of 269,678 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”)

•	$6,300,000 in net payments on NNN’s revolving credit facility

•	$12,000,000 repayment of secured note payable with stated interest rate of 10.0% in February 2008

Contractual Obligations and Commercial Commitments.  NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined below at March 31, 2008 (dollars in thousands):

	# of Properties	Total Construction Commitment(1)	Amount Funded

Investment Portfolio	22	$59,682	$35,664
Inventory Portfolio	7	17,057	13,030

	29	$76,739	$48,694

(1) Including land costs.

As of March 31, 2008, NNN had outstanding letters of credit totaling $1,717,000 under its revolving credit facility.

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its revolving credit facility and debt or equity financing.

As of March 31, 2008, NNN did not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2008 and 2007, NNN declared and paid dividends to its common stockholders of $25,698,000 and $20,115,000, respectively, or $0.355 and $0.335 per share, respectively, of common stock.

In April 2008, NNN increased its quarterly dividend from $0.355 per share to $0.375 per share payable to common stockholders of record on April 30, 2008.

NNN declared and paid dividends to its Series C Preferred stockholders of $1,696,000 or $0.461 per share, for each of the quarters ended March 31, 2008 and 2007, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed.

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable, structured finance investments, debt payments, dividends, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	March 31, 2008	Percentage of Total	December 31, 2007	Percentage of Total

Line of credit payable	$123,500	10.5%	$129,800	12.2%
Mortgages payable	27,189	2.3%	27,480	2.6%
Notes payable – secured	-	-	12,000	1.1%
Notes payable – convertible	406,535	34.6%	172,500	16.3%
Notes payable	618,340	52.6%	718,290	67.8%

Total outstanding debt	$1,175,564	100.0%	$1,060,070	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and mortgages and notes receivable (including structured finance investments).

Line of Credit Payable.  NNN has an existing loan agreement for a $400,000,000 revolving credit facility (the “Credit Facility”). During the quarter ended March 31, 2008, the Credit Facility had a weighted average outstanding balance of $143,498,000 and a weighted average interest rate of 4.51%.

Note Payable – Secured.  In February 2008, the outstanding principal amount on NNN’s secured note payable was repaid. NNN repaid the outstanding balance of the note payable with restricted cash that was released in December 2007. The note had an outstanding principal balance of $12,000,000, at December 31, 2007, a stated interest rate of 10.0% and an original maturity date of June 2008.

Notes Payable – Convertible.  In February 2008, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued $220,000,000 of 5.125% convertible senior notes due June 2028 (with a 2013 put option). Subsequently, in March 2008 NNN issued an additional $14,035,000 in connection with the exercise of the underwriters’ over-allotment option (collectively, the “2028 Convertible Notes”). The 2028 Convertible Notes were sold at par with interest payable semi-annually commencing on June 15, 2008 (effective interest rate of 5.125%).

The notes are convertible at the option of the holder on or after June 15, 2027. Prior to June 15, 2027, holders may convert their 2028 Convertible Notes under certain circumstances. The initial conversion rate for each $1,000 principal amount of the 2028 Convertible Notes is 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of approximately $25.42 per share of common stock. The initial conversion rate is subject to adjustment in certain circumstances.

The 2028 Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after June 17, 2013 for cash equal to a 100 percent of the principal amount of the 2028 Convertible Notes being redeemed plus unpaid interest accrued to, but not including the redemption date. In addition, on June 17, 2013, June 15, 2018 and June 15, 2023, holders of the 2028 Convertible Notes may require NNN to repurchase the notes for cash equal to the principal amount of the convertible notes being repurchased plus accrued interest thereon. The 2028 Convertible Note ranks equally with all the Company’s other unsecured indebtedness but will be effectively subordinated to all NNN’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

NNN received net proceeds of $228,576,000 in connection with the 2028 Convertible Notes offering, and incurred debt issuance costs totaling $5,459,000 consisting of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, June 17, 2013 using the effective interest method.

NNN used the proceeds of the 2028 Convertible Notes to pay down outstanding indebtedness on its Credit Facility.

Notes Payable.    In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008, using proceeds from NNN’s Credit Facility.

Equity

Dividend Reinvestment and Stock Purchase Plan.    In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by NNN of 12,191,394 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the quarters ended March 31:

	2008	2007

Shares of common stock	269,678	699,346
Net proceeds	$5,862	$16,718

Mortgages and Notes Receivable

Mortgages are loans secured by real estate, real estate securities or other assets.

Mortgages and notes receivable consisted of the following (dollars in thousands):

	March 31, 2008	December 31, 2007
Mortgages and notes receivable	$99,381	$58,556
Structured finance investments	13,784	14,359
Accrued interest receivables	1,016	578
Unamortized premium	145	165

	114,326	73,658
Less loan origination fees, net	(79)	(100)
Less allowance	(356)	(396)

	$113,891	$73,162

The mortgage and notes receivables bear a weighted average interest rate of 9.31% with maturity dates ranging from May 2008 through October 2028.

The structured finance investments outstanding as of March 31, 2008 bear a weighted average interest rate of 11.25% per annum, of which 9.76% is payable monthly and the remaining 1.49% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from January 2009 to October 2028. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Commercial Mortgage Residual Interests

In connection with the independent valuations of the commercial mortgage residual interests’ (the “Residuals”) fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at March 31, 2008. The adjustments in the Residuals’ were recorded as an aggregate other than temporary valuation impairment of $758,000 for the quarter ended March 31, 2008. NNN did not recognize an other than temporary valuation impairment for the quarter ended March 31, 2007. NNN recorded $1,354,000 and $154,000 of unrealized gains as other comprehensive income for the quarters ended March 31, 2008 and 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest changes primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt which is used to finance its development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of March 31, 2008.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2008 and December 31, 2007. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2008. The variable interest rates shown represent the weighted average rate for the Credit Facility at the end of the periods. As the table incorporates only those exposures that exist as of March 31, 2008, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. Hypothetically, if interest rates on NNN’s variable rate debt were increased by one percent, NNN’s interest expense would have increased by approximately one percent for the quarter ended March 31, 2008.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt(2)		Secured Debt(3)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate	Debt Obligation	Weighted Average Interest Rate
2008	-	-	899	7.03%	-	-	-	-
2009	123,500	4.51%	1,000	7.02%	-	-	-	-
2010	-	-	1,022	7.01%	19,959	8.60%	-	-
2011	-	-	1,098	7.00%	172,500	3.95%	-	-
2012	-	-	19,291	6.73%	49,853	7.83%	-	-
Thereafter	-	-	3,879	7.60%	782,563	6.01%	-	-

Total	$123,500	4.51%	$27,189	7.03%	$1,024,875	5.83%	$-	-

Fair Value:

March 31, 2008	$123,500	4.51%	$27,189	7.03%	$1,021,321	5.83%	$-	-

December 31, 2007	$129,800	6.24%	$27,480	7.04%	$921,507	6.17%	$12,000	10.00%

(1) The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(2) Includes NNN’s notes payable, net of unamortized note discounts and convertible notes payable.
(3) In February 2008, NNN repaid the outstanding principal balance.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $22,617,000 and $24,340,000 as of March 31, 2008 and December 31, 2007, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2008 of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3. Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4. Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated hereby by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated hereby by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10. Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

	10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.6	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.7	Employment Agreement dated January 2, 2007, as amended, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

	10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 7th day of May 2008.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and
Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer,
Executive Vice President and
Director

Exhibit Index

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.15	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated hereby by reference).

	4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated hereby by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

	10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.6	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.7	Employment Agreement dated January 2, 2007, as amended, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

	10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).