Form 10-Q
period 2008-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2008-08-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒                             Accelerated Filer  ☐                            Non-Accelerated Filer  ☐                            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

73,975,742 shares of Common Stock, $0.01 par value, outstanding as July 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	June 30, 2008	December 31, 2007
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,270,493	$2,055,846
Accounted for using the direct financing method	32,141	37,497
Real estate, Inventory Portfolio, held for sale	176,070	248,611
Investment in unconsolidated affiliate	4,916	4,139
Mortgages, notes and accrued interest receivable, net of allowance	90,114	73,162
Commercial mortgage residual interests	22,314	24,340
Cash and cash equivalents	4,873	27,499
Receivables, net of allowance of $2,328 and $1,582, respectively	4,198	3,818
Accrued rental income, net of allowance of $3,136 and $3,077, respectively	24,499	24,652
Debt costs, net of accumulated amortization of $14,815 and $13,424, respectively	12,616	8,548
Income tax asset	943	-
Other assets	29,254	31,493

Total assets	$2,672,431	$2,539,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$127,200	$129,800
Mortgages payable	26,896	27,480
Note payable – secured	-	12,000
Notes payable – convertible	406,535	172,500
Notes payable, net of unamortized discount of $1,615 and $1,710, respectively	618,385	718,290
Accrued interest payable	8,035	11,243
Other liabilities	39,659	57,002
Income tax liability	-	1,671

Total liabilities	1,226,710	1,129,986

Minority interest	1,280	2,334

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 73,974,958 and 72,527,729 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	740	725
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,203,491	1,175,364
Retained earnings	144,995	137,599
Accumulated other comprehensive income	3,215	1,597

Total stockholders’ equity	1,444,441	1,407,285

	$2,672,431	$2,539,605

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Rental income from operating leases	$52,042	$40,494	$101,793	$75,220
Earned income from direct financing leases	780	809	1,569	1,624
Percentage rent	170	141	217	597
Real estate expense reimbursement from tenants	1,456	1,453	3,035	2,706
Interest and other income from real estate transactions	1,407	957	2,642	2,157
Interest income on commercial mortgage residual interests	1,171	1,144	2,527	2,388

	57,026	44,998	111,783	84,692

Disposition of real estate, Inventory Portfolio:
Gross proceeds	-	-	4,900	825
Costs	-	-	(4,879)	(493)

Gain	-	-	21	332

Operating expenses:
General and administrative	6,040	5,946	13,600	12,267
Real estate	2,254	1,935	4,677	3,774
Depreciation and amortization	10,894	7,575	20,998	14,314
Impairment – commercial mortgage residual interests valuation	-	-	758	-

	19,188	15,456	40,033	30,355

Earnings from operations	37,838	29,542	71,771	54,669

Other expenses (revenues):
Interest and other income	(1,008)	(1,024)	(2,229)	(2,327)
Interest expense	14,665	12,442	30,032	23,544
Loss on interest rate hedge	-	-	804	-

	13,657	11,418	28,607	21,217

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliate	24,181	18,124	43,164	33,452
Income tax benefit	1,769	2,421	4,421	5,215
Minority interest	(246)	148	768	337
Equity in earnings of unconsolidated affiliate	101	-	180	-

Earnings from continuing operations	25,805	20,693	48,533	39,004
Earnings from discontinued operations:
Real estate, Investment Portfolio	3,629	26,169	9,006	30,804
Real estate, Inventory Portfolio, net of income tax expense and minority interest (Note 14)	1,454	1,793	6,402	5,551

	5,083	27,962	15,408	36,355

Net earnings	$30,888	$48,655	$63,941	$75,359

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$30,888	$48,655	$63,941	$75,359
Series C preferred stock dividends	(1,696)	(1,696)	(3,392)	(3,392)

Net earnings available to common stockholders – basic and diluted	$29,192	$46,959	$60,549	$71,967

Net earnings per share of common stock:
Basic:
Continuing operations	$0.33	$0.29	$0.62	$0.57
Discontinued operations	0.07	0.42	0.21	0.57

Net earnings	$0.40	$0.71	$0.83	$1.14

Diluted:
Continuing operations	$0.33	$0.28	$0.62	$0.56
Discontinued operations	0.07	0.42	0.21	0.57

Net earnings	$0.40	$0.70	$0.83	$1.13

Weighted average number of common shares outstanding:
Basic	73,070,034	66,431,725	72,692,410	63,399,409

Diluted	73,348,473	66,663,765	72,914,613	63,596,038

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$63,941	$75,359
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,159	1,022
Depreciation and amortization	21,246	14,728
Impairment – real estate	167	189
Impairment – commercial mortgage residual interests valuation adjustment	758	-
Amortization of notes payable discount	95	72
Amortization of deferred interest rate hedges	(85)	(180)
Equity in earnings of unconsolidated affiliate	(180)	-
Distributions received from unconsolidated affiliate	230	-
Minority interests	2,510	244
Gain on disposition of real estate, Investment Portfolio	(6,586)	(24,409)
Gain on disposition of real estate, Inventory Portfolio	(9,857)	(6,562)
Deferred income taxes	(2,497)	(2,041)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(29,158)	(29,377)
Proceeds from disposition of real estate, Inventory Portfolio	76,513	96,190
Decrease in real estate leased to others using the direct financing method	594	1,282
Decrease (increase) in work in process	1,403	(1,548)
Increase in mortgages, notes and accrued interest receivable	(285)	(305)
Decrease (increase) in receivables	(361)	1,656
Increase in accrued rental income	(1,086)	(908)
Decrease in other assets	121	2,173
Increase (decrease) in accrued interest payable	(3,209)	43
Decrease in other liabilities	(3,729)	(440)
Decrease in current tax liability	(117)	(720)

Net cash provided by operating activities	111,587	126,468

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	36,979	60,852
Additions to real estate, Investment Portfolio: Accounted for using the operating method	(256,773)	(394,463)
Investment in unconsolidated affiliate	(846)	-
Increase in mortgages and notes receivable	(29,525)	(15,167)
Mortgage and notes payments received	34,606	4,341
Cash received from commercial mortgage residual interests	3,097	4,434
Restricted cash	-	(1,120)
Payment of lease costs	(541)	(1,147)
Other	(256)	89

Net cash used in investing activities	$(213,259)	$(342,181)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from financing activities:
Proceeds from line of credit payable	$379,900	$359,800
Repayment of line of credit payable	(382,500)	(215,200)
Repayment of mortgages payable	(584)	(901)
Proceeds from notes payable – convertible	234,035	-
Repayment of notes payable	(100,000)	-
Repayment of note payable – secured	(12,000)	(2,000)
Payment of debt costs	(5,186)	(25)
Proceeds from issuance of common stock	26,995	172,831
Redemption of 1,781,589 shares of Series A Preferred Stock	-	(44,540)
Payment of Series C Preferred Stock dividends	(3,392)	(3,392)
Payment of common stock dividends	(53,152)	(43,753)
Minority interest contributions	41	40
Minority interest distributions	(5,111)	-
Stock issuance costs	-	(6,306)

Net cash provided by financing activities	79,046	216,554

Net increase (decrease) in cash and cash equivalents	(22,626)	841
Cash and cash equivalents at beginning of period	27,499	1,675

Cash and cash equivalents at end of period	$4,873	$2,516

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$36,979	$26,464

Taxes paid	$2,103	$909

Supplemental disclosure of non-cash investing and financing activities:
Issued 225,467 and 211,118 shares of restricted and unrestricted common stock in 2008 and 2007, respectively, pursuant to NNN’s performance incentive plan	$3,795	$4,323

Issued 6,500 and 3,750 shares of common stock in 2008 and 2007, respectively to directors pursuant to NNN’s performance incentive plan	$144	$90

Issued 8,973 and 8,616 shares of common stock in 2008 and 2007, respectively pursuant to NNN’s Deferred Director Fee Plan	$169	$184

Surrender of 7,800 shares of restricted common stock in 2007	$-	$164

Change in other comprehensive income	$1,618	$1,512

Note and mortgage receivable accepted in connection with real estate transactions	$24,245	$170

Real estate acquired in connection with foreclosure	$2,497	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” or “the Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned subsidiaries of National Retail Properties, Inc., including the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “TRS”).

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) on the condensed consolidated balance sheets and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of June 30, 2008, NNN owned 959 Investment Properties, with an aggregate gross leasable area of 11,053,000 square feet, located in 44 states. Approximately 98 percent of NNN’s Investment Portfolio was leased as of June 30, 2008. In addition to the Investment Properties, as of June 30, 2008, NNN had $90,114,000 and $22,314,000 in mortgages, notes and interest receivables (including structured finance investments) and commercial mortgage residual interests, respectively. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of June 30, 2008, the TRS owned 46 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. Amounts as of December 31, 2007, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K, as amended, for the year ended December 31, 2007.

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

Other Comprehensive Income – The components for the change in other comprehensive income during the six months ended June 30, 2008 (dollars in thousands):

Balance at beginning of period	$1,597
Interest rate hedge termination	(109)
Amortization of interest rate hedges	(85)
Unrealized gain – commercial mortgage residual interests	1,829
Stock value adjustment	(17)

Balance at end of period	$3,215

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$30,888	$48,655	$63,941	$75,359
Other comprehensive income	397	1,138	1,618	1,512

Total comprehensive income	$31,285	$49,793	$65,559	$76,871

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	73,596,428	66,817,765	73,168,054	63,745,843
Unvested restricted stock	(526,394)	(386,040)	(475,644)	(346,434)

Weighted average number of common shares outstanding used in basic earnings per share	73,070,034	66,431,725	72,692,410	63,399,409

Weighted average number of common shares outstanding used in basic earnings per share	73,070,034	66,431,725	72,692,410	63,399,409

Effect of dilutive securities:
Restricted stock	179,371	116,481	124,048	78,844
Common stock options	43,930	74,949	45,359	79,354
Directors’ deferred fee plan	55,138	40,610	52,796	38,431

Weighted average number of common shares outstanding used in diluted earnings per share	73,348,473	66,663,765	72,914,613	63,596,038

New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements of fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP SFAS 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which amended SFAS 157 by excluding FASB Statement No. 13, “Accounting for Leases,” (“SFAS 13”), and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-1 was effective immediately upon issuance. The adoption of FSP SFAS 157-1 did not have any significant impact on NNN’s financial position or results of operation.

In addition, in February 2008, the FASB issued FASB Staff Position (“FSP SFAS 157-2”), “Effective Date of FASB Statement No. 157,” which amended SFAS 157 to delay the effective date of SFAS 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. SFAS 157 was issued in September 2006 and defined fair value, established a framework for measuring fair value in generally accepted accounting principles and expanded the disclosures about fair value measurements. SFAS 157 was issued with an effective date for financial statements issued for fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. For items covered by FSP SFAS 157-2, SFAS 157 will now go into effect in fiscal years beginning after November 15, 2008 and in interim periods within those fiscal years. The amendment to SFAS 157 applies mainly to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statement on a recurring basis. NNN is currently evaluating the provisions for SFAS 157-2 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operation. Therefore, NNN has adopted the provisions of SFAS 157 with respect to only its financial assets and financial liabilities.

SFAS 157 specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The standard describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

•    Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

•    Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•    Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

NNN currently values its commercial mortgage residual interests based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the commercial mortgage residual interests are considered Level 3 financial assets. The table below presents a reconciliation of the commercial mortgage residual interests during the six months ended June 30, 2008 (dollars in thousands):

Balance at beginning of period	$24,340
Total gains (losses) – realized/unrealized:
Included in earnings	(758)
Included in other comprehensive income	1,829
Interest income on commercial mortgage residual interests	2,527
Cash received from commercial mortgage residual interests	(5,624)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-

Balance at end of period	$22,314

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$581

In December 2007, FASB issued Statements No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”) the objective of which is to improve and simplify the accounting for business combinations. SFAS 141(R) will improve reporting by creating greater consistency in the accounting and financial reporting of business combinations. This statement requires the new acquiring entity to recognize all assets acquired and liabilities assumed in business combination transactions, establishes an acquisition-date fair value for said assets and liabilities, and requires full disclosure of the financial effect the acquisition will have to investors. SFAS 141(R) applies to business combinations between mutual entities, including those combinations achieved in the absence of a transaction involving the acquirer such as through the lapse of minority veto rights and combinations achieved without the transfer of consideration, for example, by contract alone. FAS 141(R) specifically excludes joint ventures and common control transactions. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 141(R) to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In December 2007, FASB issued Statements No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), an amendment to Accounting Research Board No. 51 SFAS 160 the objective of which is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. The key aspects of SFAS 160 are (i) the minority interests in subsidiaries should be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control should be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer should attribute net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity is required for both controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In February 2008, a FASB Staff Position (“FSP”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”), was issued to provide guidance for determining whether an initial transfer of a financial asset and a repurchase financing should be considered a linked transaction for the purposes of assessing whether sale accounting is appropriate under FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”). For transactions within its scope, FSP SFAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS 140. This FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. FSP SFAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which the FSP is initially applied. NNN is currently evaluating the provisions for this FSP to determine potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In March 2008, FASB issued Statement No. 161, (“SFAS 161”), ”Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and the cross referencing in footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. The statement requires an entity to disclose by primary underlying risk, its objectives and strategies for using derivatives. SFAS 161 intent is to capture information about only the reporting entity’s credit-risk-related contingent features for derivatives that are in a liability position at period end, to distinguish between collateral that is already posted at the end of the reporting period and additional collateral that would be required to be posted if the credit-risk-related contingent features were triggered at the end of the reporting period. Entities are also required to disclose the volume of its derivative activity. SFAS 161 amends and clarifies FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) by stating that derivatives accounted for under SFAS 133 should be included in an entity’s disclosures of concentration of credit risk acquired under SFAS 107. SFAS 161 is effective prospectively for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. NNN is currently evaluating the provisions for SFAS 161 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In May 2008, FASB issued a FASB Staff Position “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires issuers to account separately for the liability and equity components of convertible debt instruments that have stated terms permitting settlement on conversion in cash and other assets unless the embedded conversion option is required to be accounted for as a derivative under SFAS 133. Convertible preferred shares accounted for in equity or temporary equity are not subject to FSP APB 14-1. This FASB Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. NNN is currently evaluating the provisions for FSP APB 14-1 to determine the potential impact, if any, the adoption will have on its financial position or results of operations.

In May 2008, FASB issued Statement No. 162, ”The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards 69, ”The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing (“PCAOB”) amendments to AU Section 411, ”The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” NNN does not anticipate that the adoption of SFAS 162 will have an impact on its financial position or results of operations.

In June 2008, FASB issued an FSP on EITF 03-6-1 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be to include in the earnings allocation in computing earnings per share (“EPS”) under the two-class method as discussed in FASB Statement No. 128, “Earnings Per Share.” The main principle of this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for the fiscal years beginning after December 15, 2008 and interim periods within those years. All prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provision of this FSP. NNN is currently evaluating the provisions of this FSP to determine the potential impact, if any, the adoption of this FSP will have on NNN’s financial position or results of operations.

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

The statement of cash flow for the six months ended June 30, 2007 reflects a reclassification of $2,388,000, to reclassify the cash received from commercial mortgage residual assets from “cash flows from operating activities” to “cash flows from investing activities.” The reclassification resulted in a change in the “net cash provided by operating activities” from $124,080,000 to $126,468,000 and a change in the “net cash used in investing activities” from $339,793,000 to $342,181,000. The reclassification has no impact on the condensed consolidated balance sheets, condensed consolidated statements of earnings and the related earnings per share amounts.

Note 2 – Real Estate - Investment Portfolio:

Leases – NNN generally leases its Investment Properties to established tenants. As of June 30, 2008, 951 of the Investment Property leases have been classified as operating leases, and 21 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of seven of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2008 and 2028) and provide for minimum rentals. In addition, the leases generally provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of June 30, 2008, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Land and improvements	$1,022,900	$938,804
Buildings and improvements	1,352,768	1,201,999
Leasehold interests	2,532	2,532

	2,378,200	2,143,335
Less accumulated depreciation and amortization	(128,240)	(111,087)

	2,249,960	2,032,248
Work in progress	22,116	25,556

	2,272,076	2,057,804
Less impairment	(1,583)	(1,958)

	$2,270,493	$2,055,846

NNN has funding commitments (including construction and land costs) totaling $67,411,000 related to the development of or tenant improvements on 19 Investment Properties. As of June 30, 2008, NNN has funded $41,976,000 of this commitment, with $25,435,000 remaining to be funded.

Note 3 – Real Estate – Inventory Portfolio:

As of June 30, 2008, the TRS owned 46 Inventory Properties: 37 completed inventory, two under construction and seven land parcels. As of December 31, 2007, the TRS owned 56 Inventory Properties: 41 completed inventory, nine under construction and six land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007

Completed Inventory Properties:
Land	$53,535	$65,983
Building	101,874	140,970

	155,409	206,953

Construction projects:
Land	19,442	30,477
Work in process	2,063	12,025

	21,505	42,502
Less impairment	(844)	(844)

	$176,070	$248,611

In connection with the development of two Inventory Properties, NNN has agreed to fund commitments (including construction and land costs) of $5,252,000. As of June 30, 2008, NNN has funded $3,596,000 of this commitment, with $1,656,000 remaining to be funded.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	-	$-	-	$-	1	$21	1	$332
Minority interest		-		-		(10)		-

Total continuing operations		-		-		11		332

Discontinued operations	7	707	16	1,623	14	9,577	38	5,470

Intersegment eliminations		-		270		258		760
Minority interest		210		(179)		(3,296)		(179)

Total discontinued operations		917		1,714		6,539		6,051

	7	$917	16	$1,714	15	$6,550	39	$6,383

Note 4 – Investment in Unconsolidated Affiliate:

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV plans to acquire real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. For the quarter and six months ended June 30, 2008, NNN recognized earnings of $101,000 and $180,000, respectively, from NNN Crow JV. NNN manages the joint venture pursuant to a management agreement and earned fees of $98,000 and $434,000 for the quarter and six months ended June 30, 2008, respectively.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

Mortgage receivables and structured finance are loans secured by real estate, real estate securities or other assets.

Mortgages and notes receivable consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Mortgages and notes receivable	$82,906	$58,556
Structured finance investments	6,677	14,359
Accrued interest receivables	605	578
Unamortized premium	125	165

	90,313	73,658
Less loan origination fees, net	(150)	(100)
Less allowance	(49)	(396)

	$90,114	$73,162

The mortgage and notes receivables bear a weighted average interest rate of 9.67% with maturity dates ranging from July 2008 through October 2028.

As of June 30, 2008, the structured finance investments bear a weighted average interest rate of 11.38% per annum, of which 10.00% is payable monthly and the remaining 1.38% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between January 2009 and April 2009. The structured finance investments are typically secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Note 6 – Commercial Mortgage Residual Interests:

NNN owns a 78.9 percent equity interest in Orange Avenue Mortgage Investments, Inc. (“OAMI”). OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, NNN recognized an other than temporary valuation impairment on the Residuals of $758,000 for the six months ended June 30, 2008. NNN did not recognize an other than temporary valuation impairment for the quarters ended June 30, 2008 or 2007. NNN recorded $1,829,000 and $1,306,000 of unrealized gains as other comprehensive income for the six months ended June 30, 2008 and 2007, respectively.

Note 7 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $138,868,000 and a weighted average interest rate of 3.99% during the six months ended June 30, 2008. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. NNN’s current interest rate on its Credit Facility decreased to 65 basis points above LIBOR as a result of an upgrade in its debt rating. As of June 30, 2008, $127,200,000 was outstanding, and approximately $272,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,717,000.

Note 8 – Note Payable – Secured:

In February 2008, the outstanding principal amount on NNN’s secured note payable was repaid. The note had a principal balance of $12,000,000 at December 31, 2007 and a stated interest rate of 10.0%.

Note 9 – Notes Payable – Convertible:

In February 2008, NNN issued $220,000,000 of 5.125% convertible senior notes due June 2028 (with a June 2013 put option) in a registered, underwritten public offering. Subsequently, in March 2008, NNN issued an additional $14,035,000 in connection with the exercise of the underwriters’ over-allotment option (collectively, the “2028 Convertible Notes”). The 2028 Convertible Notes were sold at par with interest payable semi-annually commencing on June 15, 2008 (effective interest rate of 5.125%).

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

The 2028 Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after June 17, 2013 for cash equal to a 100 percent of the principal amount of the 2028 Convertible Notes being redeemed plus accrued interest. In addition, on June 17, 2013, June 15, 2018 and June 15, 2023, holders of the 2028 Convertible Notes may require NNN to repurchase the notes for cash equal to the principal amount of the convertible notes being repurchased plus accrued interest. The 2028 Convertible Notes rank equally with all of the Company’s unsecured indebtedness but will be effectively subordinated to all of NNN’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

NNN received net proceeds of $228,576,000 in connection with the 2028 Convertible Notes offering and incurred debt issuance costs totaling $5,459,000 consisting of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, June 17, 2013, using the effective interest method.

Note 10 – Notes Payable:

In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008.

Note 11 – Preferred Stock:

NNN declared and paid dividends to its Series C Preferred stockholders of $3,392,000 or $0.9218 per share during each six month period ending June 30, 2008 and 2007. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 12 – Common Stock:

During the six months ended June 30, 2008 and 2007, NNN declared and paid dividends to its common shareholders of $53,152,000 and $43,753,000, respectively, or $0.73 and $0.69 per share, respectively, of common stock.

In July 2008, NNN declared a dividend of $0.375 per share which is payable in August 2008 to its common stockholders of record as of July 31, 2008.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the six months ended June 30 (dollars in thousands):

	2008	2007

Shares of common stock	1,201,259	1,250,923
Net proceeds	$26,493	$29,858

Note 13 – Income Taxes:

NNN elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1984. To qualify as a REIT, NNN must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders. Also, at least 95% of gross income in any year must be derived from qualifying sources. NNN intends to adhere to these requirements and maintain its REIT status. As a REIT, NNN generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. NNN may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income, if any. The provision for federal income taxes in NNN’s consolidated financial statements relates to its TRS operations and any potential taxable built-in gain. NNN did not have significant tax provisions or deferred income tax items during the periods reported hereunder.

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to FASB issued Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”), be analyzed using a two-step approach. The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The periods that remain open under federal statute are 2004 through 2007. NNN believes that its tax filing positions and deductions are well documented and supported, and that it is more likely than not that its tax positions would be sustained upon an examination. Therefore, NNN has not recorded a reserve pursuant to FIN 48 for uncertain income tax positions nor has it recorded a cumulative effect adjustment relating to the adoption of FIN 48. Further, no interest or penalties have been included since no reserves were recorded, and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses.

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of June 30, 2008, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$805	$2,636	$1,438	$4,738
Earned income from direct financing leases	3	955	100	1,962
Percentage rent	5	-	11	2
Real estate expense reimbursement from tenants	2	38	8	130
Interest and other income from real estate transactions	416	192	949	316

	1,231	3,821	2,506	7,148

Operating expenses:
General and administrative	-	(46)	(78)	(46)
Real estate	99	77	(140)	231
Depreciation and amortization	59	173	137	382
Impairment – real estate	153	95	167	189

	311	299	86	756

Other expenses (revenues):
Interest revenues	-	(1)	-	(3)

Earnings before gain on disposition of real estate	920	3,523	2,420	6,395

Gain on disposition of real estate	2,709	22,646	6,586	24,409

Earnings from discontinued operations	$3,629	$26,169	$9,006	$30,804

NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN makes a provision for impairment loss if estimated future undiscounted operating cash flows plus estimated disposition proceeds are less than the current book value. Impairment losses are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. After such review, NNN recognized a $167,000 and $189,000 impairment in discontinued operations during the six months ended June 30, 2008 and 2007, respectively, of which $153,000 and $95,000 was recognized during the quarters ended June 30, 2008 and 2007, respectively.

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of June 30, 2008. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$2,748	$2,209	$6,101	$5,059
Percentage rent	127	-	133	-
Real estate expense reimbursement from tenants	227	164	556	461
Interest and other from real estate transactions	332	40	786	46

	3,434	2,413	7,576	5,566

Disposition of real estate:
Gross proceeds	29,726	40,355	98,914	100,008
Costs	(29,019)	(38,462)	(89,079)	(93,778)

Gain	707	1,893	9,835	6,230

Operating expenses:
General and administrative	24	17	49	24
Real estate	329	369	878	801
Depreciation and amortization	67	12	111	32

	420	398	1,038	857

Other expenses (revenues):
Interest expense	1,778	595	2,776	1,411

Earnings before income tax expense and minority interest	1,943	3,313	13,597	9,528

Income tax expense	(890)	(1,097)	(3,917)	(3,396)
Minority interest	401	(423)	(3,278)	(581)

Earnings from discontinued operations	$1,454	$1,793	$6,402	$5,551

Note 15 – Derivatives:

FASB issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2008.

Note 16 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2008
External revenues	$59,167	$3,534	$-	$62,701
Intersegment revenues	3,544	73	(3,617)	-
Earnings from continuing operations	27,259	(2,267)	813	25,805
Net earnings	30,888	(813)	813	30,888
Total assets	2,669,925	208,199	(205,693)	2,672,431

2007
External revenues	$49,710	$2,546	$-	$52,256
Intersegment revenues	3,976	-	(3,976)	-
Earnings from continuing operations	22,486	(2,830)	1,037	20,693
Net earnings	48,655	1,037	(1,037)	48,655

Total assets	2,211,221	181,054	(171,862)	2,220,413

The following tables represent the segment data and a reconciliation of NNN’s consolidated totals for the six months ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2008
External revenues	$116,417	$7,678	$-	$124,095
Intersegment revenues	8,248	73	(8,321)	-
Earnings from continuing operations	54,934	(5,934)	(467)	48,533
Net earnings	63,941	467	(467)	63,941
Total assets	2,669,925	208,199	(205,693)	2,672,431

2007
External revenues	$93,991	$5,746	$-	$99,737
Intersegment revenues	8,093	-	(8,903)	-
Earnings from continuing operations	44,555	(6,367)	816	39,004
Net earnings	75,359	(816)	816	75,359

Total assets	2,211,221	181,054	(171,862)	2,220,413

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

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments on the condensed consolidated balance sheets) and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of June 30, 2008, NNN owned 959 Investment Properties, with an aggregate gross leasable area of approximately 11,053,000 square feet, located in 44 states. Approximately 98 percent of NNN’s Investment Portfolio was leased as of June 30, 2008. In addition to the Investment Properties, as of June 30, 2008, NNN had $90,114,000 and $22,314,000 in mortgages and notes receivables (including structured finance investments) and commercial mortgage residuals interests, respectively.

The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). The TRS acquires two types of properties, land for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). As of June 30, 2008, the TRS held 46 Inventory Properties, of which 22 were Development Properties (13 completed inventory, two under construction and seven land parcels) and 24 were Exchange Properties.

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

NNN continues to maintain its diversification by tenant and line of trade. NNN’s highest line of trade concentrations are the convenience store and restaurant sector. These sectors represent a large part of the free-standing retail property marketplace which NNN believes represents an area of attractive investment opportunity. However, any financial hardship within these sectors could have an adverse effect on the financial condition and operating performance of NNN. NNN has some geographic concentration in the south and southeast which NNN believes are generally areas of above-average population growth.

NNN formed a joint venture with an institutional investor in September 2007 in which NNN owns a 15 percent equity interest. The joint venture is focused on acquiring real estate assets leased to convenience store operators.

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	June 30, 2008	December 31, 2007	June 30, 2007

Investment Properties Owned:
Number	959	908	859
Total gross leasable area (square feet)	11,053,000	10,610,000	10,000,000

Investment Properties Leased:
Number	943	892	845
Total gross leasable area (square feet)	10,809,000	10,355,000	9,747,000
Percent of total gross leasable area - leased	98%	98%	98%
Weighted average remaining lease term (years)	13	13	13

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2008	December 31, 2007	June 30, 2007
1.	Convenience Stores	25.7%	23.9%	24.5%
2.	Restaurants – Full Service	9.2%	10.3%	10.6%
3.	Automotive Service	8.0%	5.2%	3.5%
4.	Theaters	6.2%	4.2%	-
5.	Automotive Parts	4.8%	4.9%	1.5%
6.	Drug Stores	4.2%	5.0%	6.6%
7.	Books	4.0%	4.4%	4.8%
8.	Consumer Electronics	3.8%	4.3%	4.7%
9.	Sporting Goods	3.6%	3.9%	5.8%
10.	Restaurants – Limited Service	3.4%	3.7%	4.2%
	Other	27.1%	30.2%	33.8%

		100.0%	100.0%	100.0%

(1) Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Acquisitions:
Number of Investment Properties	34	138	61	163
Gross leasable area (square feet)	208,000	933,000	598,000	1,047,000

Total dollars invested (1)	$103,247	$337,763	$253,822	$404,381

(1) Includes dollars invested on projects currently under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Number of properties	7	9	11	14
Gross leasable area (square feet)	70,000	328,000	108,000	388,000
Net sales proceeds	$26,458	$53,521	$36,760	$61,022
Net gain	$2,709	$22,646	$6,586	$24,409

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s credit facility or reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The following summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	June 30, 2008	December 31, 2007	June 30, 2007
Development Portfolio:
Completed inventory	13	8	7
Under construction	2	9	9
Land parcels	7	6	7

	22	23	23

Exchange Portfolio:
Inventory Properties	24	33	40

Total Inventory Properties	46	56	63

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Development Portfolio:
Number of properties acquired	-	-	2	2
Dollars invested (1)	$1,900	$11,986	$5,700	$24,792

Exchange Portfolio:
Number of properties acquired	-	2	3	3
Dollars invested	$-	$3,541	$19,033	$6,649

Total dollars invested	$1,900	$15,527	$24,733	$31,441

(1) Includes dollars invested in projects currently under construction for each respective period.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development (1)	-	$(210)	3	$839	4	$4,558	8	$2,635
Exchange	7	1,127	13	875	11	1,992	31	3,748

	7	$917	16	$1,714	15	$6,550	39	$6,383

(1) Net of minority interest

Revenue from Continuing Operations Analysis

General. During the six months ended June 30, 2008, NNN’s revenue increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”) and base rent increases from existing Investment Properties. NNN anticipates any significant increase in rental income will continue to come primarily from additional Investment Property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Percent Increase (Decrease)	Six Months Ended June 30,				Percent Increase (Decrease)
	2008	2007	2008	2007		2008	2007	2008	2007
			Percent of Total					Percent of Total

Rental income(1)	$52,992	$41,444	92.9%	92.1%	27.9%	$103,579	$77,441	92.6%	91.4%	33.8%
Real estate expense reimbursement from tenants	1,456	1,453	2.6%	3.2%	0.2%	3,035	2,706	2.7%	3.2%	12.2%
Interest and other income from real estate transactions	1,407	957	2.5%	2.1%	47.0%	2,642	2,157	2.4%	2.6%	22.5%
Interest income on commercial mortgage residual interests	1,171	1,144	2.0%	2.6%	2.4%	2,527	2,388	2.3%	2.8%	5.8%

Total revenues from continuing operations	$57,026	$44,998	100.0%	100.0%	26.7%	$111,783	$84,692	100.0%	100.0%	32.0%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income. NNN has identified two primary business segments, and thus, sources of revenue: (i) earnings from Investment Assets, and (ii) earnings from Inventory Assets. NNN’s revenues from continuing operations come primarily from its Investment Assets. The revenues generated from NNN’s Inventory Assets are typically classified as discontinued operations in accordance with FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Rental Income. Rental income increased during the quarter and six months ended June 30, 2008 as compared to the same periods in 2007 and is partially attributable to the acquisition of 34 Investment Properties with an aggregate gross leasable area of 208,000 square feet during the quarter ended June 30, 2008, and 61 Investment Properties with an aggregate gross leasable area of 598,000 square feet acquired for the six months ended June 30, 2008. In addition, the increase in Rental Income is also attributable to the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007. The Investment Portfolio occupancy rate remained stable at approximately 98 percent during each of the quarters and six months ended June 30, 2008 and 2007.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants remained fairly stable as a percentage of total revenue from continuing operations, but increased for the six months ended June 30, 2008 as compared to the same period in 2007. The increase in real estate expense reimbursements from tenants is attributable to expense reimbursements from certain properties acquired during 2007 and 2008.

Interest and Other Income from Real Estate Transactions. The increase in interest and other income from real estate transactions for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007 is primarily a result of an increase in interest income on mortgages and notes receivables including structured finance investments). For the six months ended June 30, 2008 and 2007, the weighted average outstanding principal balance on NNN’s mortgages and notes receivable was $49,915,000 and $34,164,000, respectively.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests for the quarter ended June 30, 2008 as compared to the same period in 2007 was fairly stable. An increase in the discount rate from 17.00% to 25.00% during the third quarter of 2007 resulted in increased interest income recognition, which was partially offset by lower outstanding balances.

Analysis of Expenses from Continuing Operations

General. Operating expenses increased for the quarter and six months ended June 30, 2008. The following summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2008	2007		2008	2007	2008	2007

General and administrative	$6,040	$5,946	1.6%	31.5%	38.5%	10.6%	13.2%
Real estate	2,254	1,935	16.5%	11.7%	12.5%	4.0%	4.3%
Depreciation and amortization	10,894	7,575	43.8%	56.8%	49.0%	19.1%	16.8%

Total operating expenses	$19,188	$15,456	24.1%	100.0%	100.0%	33.7%	34.3%

Interest and other income	$(1,008)	$(1,024)	(1.6)%	(7.4)%	(9.0)%	(1.8)%	(2.3)%
Interest expense	14,665	12,442	17.9%	107.4%	109.0%	25.7%	27.7%

Total other expenses (revenues)	$13,657	$11,418	19.6%	100.0%	100.0%	23.9%	25.4%

The following summarizes the Company’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2008	2007		2008	2007	2008	2007

General and administrative	$13,600	$12,267	10.9%	33.9%	40.4%	12.2%	14.5%
Real estate	4,677	3,774	23.9%	11.7%	12.4%	4.2%	4.4%
Depreciation and amortization	20,998	14,314	46.7%	52.5%	47.2%	18.8%	16.9%
Impairment – commercial mortgage residual interests valuation adjustment	758	-	100.0%	1.9%	-	0.7%	-

Total operating expenses	$40,033	$30,355	31.9%	100.0%	100.0%	35.9%	35.8%

Interest and other income	$(2,229)	$(2,327)	(4.2)%	(7.8)%	(11.0)%	(2.0)%	(2.7)%
Interest expense	30,032	23,544	27.6%	105.0%	111.0%	26.9%	27.8%
Loss on interest rate hedge	804	-	100.0%	2.8%	-	0.7%	-

Total other expenses (revenues)	$28,607	$21,217	34.8%	100.0%	100.0%	25.6%	25.1%

General and Administrative Expenses. General and administrative expenses increased for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the six months ended June 30, 2008 is primarily attributable to an increase in lost pursuit costs.

Real Estate. Real estate expenses increased for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007 but remained fairly stable as a percentage of revenues from continuing operations. The increase in real estate expenses for the quarter and six months ended June 30, 2008 is primarily attributable to an increase in tenant reimbursable expenses as well as an increase in expenses related to vacant properties.

Depreciation and Amortization. For the quarter and six months ended June 30, 2008, the increase in depreciation and amortization expenses is primarily attributable to the depreciation on (i) the 61 Investment Properties with an aggregate gross leasable area of 598,000 square feet which were acquired during the six months ended June 30, 2008, and (ii) the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value, during the six months ended June 30, 2008, NNN recorded an other than temporary valuation adjustment of $758,000 as a reduction of earnings from operations. NNN did not recognize an other than temporary valuation adjustment for the quarters ended June 30, 2008 and 2007.

Interest Expense. Interest expense increased for the quarter and six months ended June 30, 2008 as compared to the same periods in 2007, but remained fairly stable as a percentage of revenues from continuing operations.

The following represents the primary changes in debt that have impacted interest expense:

(i)	issuance of $234,035,000 of convertible notes payable in March 2008, with an effective interest rate of 5.125%, due June 2028,
(ii)	payoff of the $100,000,000 7.125% notes payable in March 2008,
(iii)	payoff of the $12,000,000 secured note payable with stated interest rate of 10.00% in February 2008,

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
(ix)	the increase of $32,259,000 in the weighted average debt outstanding on the revolving credit facility during the six months ended from June 30, 2008 as compared to the same period in 2007, and
(x)	the decrease in weighted average interest rate on the revolving credit facility from 6.23% for the six months ended June 30, 2007 to 3.99% for the six months ended June 30, 2008.

Earnings from Discontinued Operations

In accordance with SFAS 144, NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired as well as the revenues and expenses related to any Investment Property that was held for sale at June 30, 2008. NNN also classified as discontinued operations the revenues and expenses of its revenue-generating Inventory Properties that were sold as well as the revenues and expenses related to its revenue-generating Inventory Properties held for sale as of June 30, 2008. NNN records discontinued operations by its identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended June 30 (dollars in thousands):

	2008			2007
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	7	$2,709	$3,629	9	$22,646	$26,169
Inventory Assets, net of minority interest	7	917	1,454	16	1,714	1,793

	14	$3,626	$5,083	25	$24,360	$27,962

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2008			2007
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	11	$6,586	$9,006	14	$24,409	$30,804
Inventory Assets, net of minority interest	14	6,539	6,402	38	6,050	5,551

	25	$13,125	$15,408	52	$30,459	$36,355

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

Cash and Cash Equivalents. Below is a summary of NNN’s cash flows for the six months ended June 30 (dollars in thousands):

	2008	2007

Cash and cash equivalents:
Provided by operating activities	$111,587	$126,468
Provided by (used in) investing activities	(213,259)	(342,181)
Provided by financing activities	79,046	216,554

Increase (decrease)	(22,626)	841
Net cash at beginning of period	27,499	1,675

Net cash at end of period	$4,873	$2,516

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distribution in each of the periods presented. NNN uses proceeds from its credit facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the six months ended June 30, 2008 and 2007 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the six months ended June 30, 2008 include the following significant transactions:

•	$100,000,000 repayment of 7.125% notes payable in March 2008,

•	$228,576,000 in net proceeds from issuance of 2028 Convertible Notes,

•	$53,152,000 in dividends paid to common stockholders,

•	$3,392,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$26,493,000 in net proceeds from the issuance of 1,201,259 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$2,600,000 in net proceeds on NNN’s revolving credit facility, and

•	$12,000,000 repayment of secured note payable with stated interest rate of 10.0% in February 2008.

Contractual Obligations and Commercial Commitments. As of June 30, 2008, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	19	$67,411	$41,976	$25,435
Inventory Portfolio	2	5,252	3,596	1,656

	21	$72,663	$45,572	$27,091

(1) Including construction and land costs.

As of June 30, 2008, NNN had outstanding letters of credit totaling $1,717,000 under its revolving credit facility.

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its revolving credit facility and debt or equity financing.

As of June 30, 2008, NNN did not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

The lost revenues and increased property expenses resulting from vacant properties could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of June 30, 2008, NNN owned 16 vacant, unleased Investment Properties (including two land parcels) which accounted for approximately two percent of the total gross leasable area of NNN’s Investment Portfolio.

In May 2008, one of the Company’s tenants, Uni-Mart, Inc., which leases 69 Investment Properties and eight Inventory Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2008, Uni-Mart elected to reject the leases of 13 properties owned by the Company with total annual base rent of approximately $786,000. The Company is in the process of marketing these properties. Uni-Mart is current on its rental obligation for the remaining properties owned by the Company, but there is no assurance that Uni-Mart will continue to pay rent for the remainder of the lease term. The Company does not believe the Chapter 11 filing will have a material adverse effect on its operations and financial position.

Dividends. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect NNN’s income and its ability to pay dividends. NNN believes it has been organized as, and its past and present operations qualify NNN as, a REIT.

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the six months ended June 30, 2008 and 2007, NNN declared and paid dividends to its common stockholders of $53,152,000 and $43,753,000, respectively, or $0.73 and $0.69 per share, respectively, of common stock.

In July 2008, NNN declared a dividend of $0.375 per share which is payable in August 2008 to its common stockholders of record as of July 31, 2008.

NNN declared and paid dividends to its Series C Preferred stockholders of $3,392,000 or $0.9218 per share during each six month period ending June 30, 2008 and 2007, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable, structured finance investments, debt payments, dividends, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for other items have been met from operations. Potential future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	June 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total

Line of credit payable	$127,200	10.8%	$129,800	12.2%
Mortgages payable	26,896	2.3%	27,480	2.6%
Notes payable – secured	-	-	12,000	1.1%
Notes payable – convertible	406,535	34.5%	172,500	16.3%
Notes payable	618,385	52.4%	718,290	67.8%

Total outstanding debt	$1,179,016	100.0%	$1,060,070	100.0%

Indebtedness. NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and mortgages and notes receivable (including structured finance investments).

Line of Credit Payable. NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $138,868,000 and a weighted average interest rate of 3.99% during the six months ended June 30, 2008. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. As a result of an upgrade in its debt rating, NNN’s current interest rate on its Credit Facility decreased to 65 basis points above LIBOR.

Note Payable – Secured. In February 2008, NNN repaid the outstanding principal amount on its secured note payable. NNN repaid the outstanding balance of the note payable with restricted cash that was released in December 2007. The note had an outstanding principal balance of $12,000,000 at December 31, 2007, a stated interest rate of 10.0% and an original maturity date of June 2008.

Notes Payable – Convertible. In February 2008, NNN issued $220,000,000 of 5.125% convertible senior notes due June 2028 (with a 2013 put option) in a registered, underwritten public offering. In March 2008, NNN issued an additional $14,035,000 in connection with the exercise of the underwriters’ over-allotment option (collectively, the “2028 Convertible Notes”). The 2028 Convertible Notes were sold at par with interest payable semi-annually commencing on June 15, 2008 (effective interest rate of 5.125%).

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

The 2028 Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after June 17, 2013 for cash equal to a 100 percent of the principal amount of the 2028 Convertible Notes being redeemed plus accrued interest. In addition, on June 17, 2013, June 15, 2018 and June 15, 2023, holders of the 2028 Convertible Notes may require NNN to repurchase the notes for cash equal to the principal amount of the convertible notes being repurchased plus accrued interest. The 2028 Convertible Notes rank equally with all of the Company’s unsecured indebtedness but will be effectively subordinated to all of NNN’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

NNN received net proceeds of $228,576,000 in connection with the 2028 Convertible Notes offering and incurred debt issuance costs totaling $5,459,000 consisting of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs have been deferred and are being amortized over the period to the earliest put option of the holders, June 17, 2013, using the effective interest method.

NNN used the proceeds of the 2028 Convertible Notes to pay down outstanding indebtedness on its Credit Facility.

Notes Payable. In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008, using proceeds from NNN’s Credit Facility.

Equity

Dividend Reinvestment and Stock Purchase Plan. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by NNN of 12,191,394 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to the DRIP for the six months ended June 30 (dollars in thousands):

	2008	2007

Shares of common stock	1,201,259	1,250,923
Net proceeds	$26,493	$29,858

Mortgages and Notes Receivable

Mortgages are loans secured by real estate, real estate securities or other assets.

Mortgages and notes receivable consisted of the following (dollars in thousands):

	June 30, 2008	December 31, 2007
Mortgages and notes receivable	$82,906	$58,556
Structured finance investments	6,677	14,359
Accrued interest receivables	605	578
Unamortized premium	125	165

	90,313	73,658
Less loan origination fees, net	(150)	(100)
Less allowance	(49)	(396)

	$90,114	$73,162

The mortgage and notes receivables bear a weighted average interest rate of 9.67% with maturity dates ranging from July 2008 through October 2028.

The structured finance investments outstanding as of June 30, 2008 bear a weighted average interest rate of 11.38% per annum, of which 10.00% is payable monthly and the remaining 1.38% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from January 2009 to April 2009. The structured finance investments are typically secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Commercial Mortgage Residual Interests

In connection with the independent valuations of the commercial mortgage residual interests’ (the “Residuals”) fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at June 30, 2008. The adjustments in the Residuals’ carrying value were recorded as an aggregate other than temporary valuation impairment of $758,000 for the six months ended June 30, 2008. NNN did not recognize an other than temporary valuation impairment for the quarters ended June 30, 2008 and 2007. NNN recorded $1,829,000 and $1,306,000 of unrealized gains as other comprehensive income for the six months ended June 30, 2008 and 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt which is used to finance its development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of June 30, 2008.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2008 and December 31, 2007. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2008. The variable interest rates shown represent the weighted average rate for the Credit Facility during the periods. As the table incorporates only those exposures that exist as of June 30, 2008, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. Hypothetically, if interest rates on NNN’s variable rate debt were increased by one percent, NNN’s interest expense would have increased by approximately two percent for the six months ended June 30, 2008.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (2)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2008	-	-	607	7.03%	-	-
2009	127,200	3.99%	1,000	7.02%	-	-
2010	-	-	1,022	7.01%	19,963	8.60%
2011	-	-	1,098	7.00%	172,500	3.95%
2012	-	-	19,290	6.73%	49,860	7.83%
Thereafter	-	-	3,879	7.60%	782,597	6.05%

Total	$127,200	3.99%	$26,896	7.03%	$1,024,920	5.83%

Fair Value:
June 30, 2008	$127,200	3.99%	$26,896	7.03%	$990,262	5.83%

December 31, 2007(3)	$129,800	6.24%	$27,480	7.04%	$921,507	6.17%

(1)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(2)	Includes NNN’s notes payable, net of unamortized note discounts and convertible notes payable.
(3)	In February 2008, NNN repaid the outstanding principal balance on its secured debt. As of December 31, 2007, the fair value of the secured debt obligations was $12,000,000 with a 10.00% interest rate.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $22,314,000 and $24,340,000 as of June 30, 2008 and December 31, 2007, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2008 of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

On May 30, 2008, NNN held its Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting the following proposals were considered and voted on by stockholders:

Proposal I – Election of Directors. The following were elected to the Board of Directors:

Nominees	Votes	For	Withheld
Clifford R. Hinkle	65,983,767	64,852,965	1,130,802
Richard B. Jennings	65,983,767	65,516,393	467,374
Ted B. Lanier	65,983,767	64,842,602	1,141,165
Robert C. Legler	65,983,767	65,509,536	474,231
Robert Martinez	65,983,767	65,487,827	495,940
Kevin B. Habicht	65,983,767	63,902,126	2,081,641
Craig Macnab	65,983,767	64,509,161	1,474,606
Dennis E. Gershenson	65,983,767	65,403,034	580,733

Proposal II – To ratify Ernst & Young LLP as the independent registered public accounting firm.

Votes	For	Against	Withheld
65,983,767	65,723,042	102,065	158,660

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

	4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

	4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

	10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.6	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.7	Employment Agreement dated January 2, 2007, as amended, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

	10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 5th day of August 2008.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and
Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer,
Executive Vice President and
Director

Exhibit Index

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.15	Form of Eighth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

	10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

	10.6	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.7	Employment Agreement dated January 2, 2007, as amended, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

	10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

	10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).