Form 10-Q
period 2008-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2008-11-04
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

78,371,882 shares of Common Stock, $0.01 par value, outstanding as October 30, 2008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,313,293	$2,055,846
Accounted for using the direct financing method	31,545	37,497
Real estate, Inventory Portfolio, held for sale	126,223	248,611
Investment in unconsolidated affiliate	4,853	4,139
Mortgages, notes and accrued interest receivable, net of allowance	66,646	73,162
Commercial mortgage residual interests	22,496	24,340
Cash and cash equivalents	2,514	27,499
Receivables, net of allowance of $2,910 and $1,582, respectively	4,654	3,818
Accrued rental income, net of allowance of $3,278 and $3,077, respectively	23,933	24,652
Debt costs, net of accumulated amortization of $12,314 and $13,424, respectively	11,851	8,548
Income tax asset	3,021	—
Other assets	26,941	31,493

Total assets	$2,637,970	$2,539,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$53,000	$129,800
Mortgages payable	26,598	27,480
Note payable – secured	—	12,000
Notes payable – convertible	406,535	172,500
Notes payable, net of unamortized discount of $1,568 and $1,710, respectively	618,432	718,290
Accrued interest payable	18,727	11,243
Other liabilities	45,994	57,002
Income tax liability	—	1,671

Total liabilities	1,169,286	1,129,986

Minority interest	1,101	2,334

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 74,920,409 and 72,527,729 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	749	725
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,225,068	1,175,364
Retained earnings	145,918	137,599
Accumulated other comprehensive income	3,848	1,597

Total stockholders’ equity	1,467,583	1,407,285

	$2,637,970	$2,539,605

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$53,997	$41,718	$154,948	$115,729
Earned income from direct financing leases	773	802	2,342	2,425
Percentage rent	196	181	407	775
Real estate expense reimbursement from tenants	1,456	1,339	4,478	4,034
Interest and other income from real estate transactions	1,027	1,389	3,669	3,636
Interest income on commercial mortgage residual interests	1,124	1,135	3,651	3,523

	58,573	46,564	169,495	130,122

Disposition of real estate, Inventory Portfolio:
Gross proceeds	—	—	4,900	825
Costs	—	—	(4,879)	(493)

Gain	—	—	21	332

Operating expenses:
General and administrative	5,242	5,229	18,842	17,496
Real estate	2,359	1,778	6,972	5,426
Depreciation and amortization	11,559	8,048	32,382	22,186
Impairment – real estate, Inventory Portfolio	—	128	—	128
Impairment – commercial mortgage residual interests valuation	—	638	758	638

	19,160	15,821	58,954	45,874

Earnings from operations	39,413	30,743	110,562	84,580

Other expenses (revenues):
Interest and other income	(818)	(793)	(3,047)	(3,120)
Interest expense	14,791	11,833	44,823	35,377
Loss on interest rate hedge	—	—	804	—

	13,973	11,040	42,580	32,257

Earnings from continuing operations before income tax benefit, minority interest and equity in earnings of unconsolidated affiliate	25,440	19,703	67,982	52,323
Income tax benefit	1,654	1,488	6,075	6,703
Minority interest	(113)	(93)	654	244
Equity in earnings of unconsolidated affiliate	100	—	280	—

Earnings from continuing operations	27,081	21,098	74,991	59,270
Earnings from discontinued operations:
Real estate, Investment Portfolio (Note 14)	2,997	24,377	12,626	56,013
Real estate, Inventory Portfolio, net of income tax expense and minority interest (Note 14)	196	1,911	6,598	7,462

	3,193	26,288	19,224	63,475

Net earnings	$30,274	$47,386	$94,215	$122,745

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$30,274	$47,386	$94,215	$122,745
Series C preferred stock dividends	(1,696)	(1,696)	(5,089)	(5,089)

Net earnings available to common stockholders – basic and diluted	$28,578	$45,690	$89,126	$117,656

Net earnings per share of common stock:
Basic:
Continuing operations	$0.35	$0.29	$0.96	$0.84
Discontinued operations	0.04	0.39	0.26	0.98

Net earnings	$0.39	$0.68	$1.22	$1.82

Diluted:
Continuing operations	$0.35	$0.29	$0.96	$0.84
Discontinued operations	0.04	0.39	0.26	0.98

Net earnings	$0.39	$0.68	$1.22	$1.82

Weighted average number of common shares outstanding:
Basic	73,717,097	66,795,783	73,041,177	64,544,830

Diluted	74,021,518	67,029,148	73,310,028	64,768,194

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$94,215	$122,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,894	1,560
Depreciation and amortization	32,891	23,026
Impairment – real estate	4,097	463
Impairment – commercial mortgage residual interests valuation adjustment	758	638
Amortization of notes payable discount	142	112
Amortization of deferred interest rate hedges	(124)	(265)
Equity in earnings of unconsolidated affiliate	(280)	—
Distributions received from unconsolidated affiliate	384	—
Minority interests	2,635	978
Gain on disposition of real estate, Investment Portfolio	(9,230)	(46,873)
Gain on disposition of real estate, Inventory Portfolio	(12,664)	(10,209)
Deferred income taxes	(4,133)	(2,680)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(32,872)	(43,527)
Proceeds from disposition of real estate, Inventory Portfolio	128,188	148,107
Decrease in real estate leased to others using the direct financing method	890	1,753
Decrease (increase) in work in process	699	(2,898)
Increase in mortgages, notes and accrued interest receivable	(490)	(649)
Decrease (increase) in receivables	(806)	1,577
Increase in accrued rental income	(909)	(993)
Decrease in other assets	649	1,865
Increase in accrued interest payable	7,484	2,653
Increase (decrease) in other liabilities	(2,571)	270
Decrease in current tax liability	(559)	(537)

Net cash provided by operating activities	210,288	197,116

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	56,703	111,410
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(318,404)	(533,705)
Investment in unconsolidated affiliate	(846)	(4,565)
Increase in mortgages and notes receivable	(29,525)	(42,706)
Mortgage and notes payments received	58,279	9,806
Cash received from commercial mortgage residual interests	3,625	5,461
Restricted cash	—	(2,572)
Payment of lease costs	(569)	(1,373)
Other	(245)	265

Net cash used in investing activities	$(230,982)	$(457,979)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from financing activities:
Proceeds from line of credit payable	$470,500	$487,800
Repayment of line of credit payable	(547,300)	(496,400)
Repayment of mortgages payable	(882)	(8,126)
Proceeds from notes payable – convertible	234,035	—
Repayment of notes payable	(100,000)	249,122
Repayment of note payable – secured	(12,000)	(2,000)
Payment of interest rate hedge	—	(3,228)
Payment of debt costs	(5,223)	(2,150)
Proceeds from issuance of common stock	47,849	183,990
Redemption of 1,781,589 shares of Series A Preferred Stock	—	(44,540)
Payment of Series C Preferred Stock dividends	(5,089)	(5,089)
Payment of common stock dividends	(80,807)	(67,520)
Minority interest contributions	41	130
Minority interest distributions	(5,415)	(52)
Stock issuance costs	—	(6,306)

Net cash provided by (used in) financing activities	(4,291)	285,631

Net increase (decrease) in cash and cash equivalents	(24,985)	24,768
Cash and cash equivalents at beginning of period	27,499	1,675

Cash and cash equivalents at end of period	$2,514	$26,443

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$42,642	$38,272

Taxes paid	$2,646	$957

Supplemental disclosure of non-cash investing and financing activities:
Issued 225,517 and 211,118 shares of restricted and unrestricted common stock in 2008 and 2007, respectively, pursuant to NNN’s performance incentive plan	$3,796	$4,323

Issued 9,316 and 5,750 shares of common stock in 2008 and 2007, respectively, to directors pursuant to NNN’s performance incentive plan	$203	$133

Issued 15,829 and 12,438 shares of common stock in 2008 and 2007, respectively, pursuant to NNN’s Deferred Director Fee Plan	$291	$250

Surrender of 2,520 and 8,600 shares of restricted common stock in 2008 and 2007, respectively	$58	$182

Change in other comprehensive income	$2,251	$(3,589)

Note and mortgage receivable accepted in connection with real estate transactions	$24,245	$3,246

Real estate acquired in connection with foreclosure	$2,497	$—

Transfer of two real estate properties from Inventory Portfolio to Investment Portfolio	$4,449	$—

Transfer of capital lease to operating lease	$300	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” or the “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries. These subsidiaries include the wholly owned subsidiaries of National Retail Properties, Inc., including the taxable REIT subsidiaries and their majority owned and controlled subsidiaries (collectively, the “TRS”).

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of September 30, 2008, NNN owned 990 Investment Properties, with an aggregate gross leasable area of 11,144,000 square feet, located in 44 states. Approximately 97 percent of NNN’s Investment Portfolio was leased as of September 30, 2008. In addition to the Investment Properties, as of September 30, 2008, NNN had $66,646,000 and $22,496,000 in mortgages, notes and interest receivables (including structured finance investments) and commercial mortgage residual interests, respectively. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of September 30, 2008, the TRS owned 38 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008. Amounts as of December 31, 2007, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K, as amended, for the year ended December 31, 2007.

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

Other Comprehensive Income – The components for the change in other comprehensive income during the nine months ended September 30, 2008 (dollars in thousands):

Balance at beginning of period	$1,597

Interest rate hedge termination	(109)
Amortization of interest rate hedges	(123)
Unrealized gain – commercial mortgage residual interests	2,539
Stock value adjustment	(56)

Balance at end of period	$3,848

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$30,274	$47,386	$94,215	$122,745
Other comprehensive income	633	(5,101)	2,251	(3,589)

Total comprehensive income	$30,907	$42,285	$96,466	$119,156

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	74,236,191	67,180,543	73,526,699	64,903,324
Unvested restricted stock	(519,094)	(384,760)	(485,522)	(358,494)

Weighted average number of common shares outstanding used in basic earnings per share	73,717,097	66,795,783	73,041,177	64,544,830

Weighted average number of common shares outstanding used in basic earnings per share	73,717,097	66,795,783	73,041,177	64,544,830
Effect of dilutive securities:
Restricted stock	203,183	130,075	169,695	110,739
Common stock options	39,905	58,723	44,193	72,126
Directors’ deferred fee plan	61,333	44,567	55,663	40,499

Weighted average number of common shares outstanding used in diluted earnings per share	74,021,518	67,029,148	73,310,728	64,768,194

New Accounting Standards – In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements of fair value measurements. During February 2008, the FASB issued two Staff Positions that (i) partially deferred the effective date of SFAS 157 for one year on certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of SFAS 157. The adoption of SFAS 157 did not have a significant impact on NNN’s financial position or results of operations (see Note 17).

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), the objective of which is to improve and simplify the accounting for business combinations in addition to improving reporting by creating greater consistency in the accounting and financial reporting of business combinations. This statement requires the new acquiring entity to recognize all assets acquired and liabilities assumed in business combination transactions, establishes an acquisition-date fair value for said assets and liabilities, and requires full disclosure of the financial effect the acquisition will have to investors. SFAS 141(R) applies to business combinations between mutual entities, including those combinations achieved in the absence of a transaction involving the acquirer such as through the lapse of minority veto rights and combinations achieved without the transfer of consideration, for example, by contract alone. SFAS 141(R) specifically excludes joint ventures and common control transactions. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 141(R) to determine the potential impact, if any, the adoption will have on NNN’s financial position and results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”), an amendment to Accounting Research Board No. 51. SFAS 160 requires that (i) the minority interests in subsidiaries be presented in the consolidated balance sheet within equity of the consolidated group, separate from the parent’s shareholders’ equity, (ii) acquisitions or dispositions of noncontrolling interests in a subsidiary that do not result in a change of control be accounted for as equity transactions, (iii) a parent recognizes a gain or loss in net income when a subsidiary is deconsolidated, measured using the fair value of the non-controlling equity investment, (iv) the acquirer attributes net income and each component of other comprehensive income between controlling and noncontrolling interests based on any contractual arrangements or relative ownership interests, and (v) a reconciliation of beginning to ending total equity for both controlling and noncontrolling interests be presented. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and should be applied prospectively. NNN is currently evaluating the provisions for SFAS 160 to determine the potential impact, if any, the adoption will have on NNN’s financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”), to provide guidance for determining whether or not these transactions should be considered a linked transaction for the purposes of assessing whether sale accounting is appropriate under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”). For transactions within its scope, FSP SFAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS 140. This FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. FSP SFAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year in which the FSP is initially applied. NNN is currently evaluating the provisions for this FSP to determine the potential impact, if any, the adoption will have on NNN’s financial position and results of operations.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and the cross referencing in footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. The statement requires an entity to disclose by primary underlying risk, its objectives and strategies for using derivatives. SFAS 161 intent is to capture information about only the reporting entity’s credit-risk-related contingent features for derivatives that are in a liability position at period end, to distinguish between collateral that is already posted at the end of the reporting period and additional collateral that would be required to be posted if the credit-risk-related contingent features were triggered at the end of the reporting period. Entities are also required to disclose the volume of its derivative activity. SFAS 161 amends and clarifies FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (“SFAS 107”) by stating that derivatives accounted for under SFAS 133 should be included in an entity’s disclosures of concentration of credit risk acquired under SFAS 107. SFAS 161 is effective prospectively for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. NNN is currently evaluating the provisions for SFAS 161 to determine the potential impact, if any, the adoption will have on NNN’s financial position and results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires the debt component to be recorded based upon the estimated fair value of a similar nonconvertible debt. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP

APB 14-1 will become effective beginning in NNN’s first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. The adoption of FSP APB 14-1 is expected to result in the recognition of additional non-cash interest expense of approximately $6.5 million for the year ending December 31, 2009.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval on September 16, 2008, of the Public Company Accounting Oversight Board Auditing (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have an impact on NNN’s financial position or results of operations.

In June 2008, FASB issued a FSP on EITF 03-6-1 which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be to include in the earnings allocation in computing earnings per share (“EPS”) under the two-class method as discussed in FASB SFAS No. 128, “Earnings Per Share.” The main principle of this FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for the fiscal years beginning after December 15, 2008 and interim periods within those years. All prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provision of this FSP. NNN is currently evaluating the provisions of this FSP to determine the potential impact, if any, the adoption of this FSP will have on NNN’s financial position and results of operations.

In September 2008, FASB issued a FSP, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends SFAS 133, and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees.” The objective of this FASB Staff Position is to require additional disclosures in order to adequately address the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. The provisions of FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008 and earlier application is encouraged to facilitate comparisons at initial adoption. This FSP requires comparative disclosures only for periods ending subsequent to initial adoption. NNN is currently evaluating the provisions of this FSP to determine the potential impact, if any, the adoption of this FSP will have on NNN’s financial position and results of operation.

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

The statement of cash flow for the nine months ended September 30, 2007 reflects a reclassification of $3,514,000, to reclassify the cash received from commercial mortgage residual assets from “cash flows from operating activities” to “cash flows from investing activities.” The reclassification resulted in a change in the “net cash provided by operating activities” from $193,602,000 to $197,116,000 and a change in the “net cash used in investing activities” from $454,465,000 to $457,979,000. The reclassification has no impact on the condensed consolidated balance sheets, condensed consolidated statements of earnings and the related earnings per share amounts.

Note 2 – Real Estate – Investment Portfolio:

Leases – NNN generally leases its Investment Properties to established tenants. As of September 30, 2008, 973 of the Investment Property leases have been classified as operating leases, and 20 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of six of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2008 and 2028) and provide for minimum rentals. In addition, the leases generally provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of September 30, 2008, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Land and improvements	$1,037,895	$938,804
Buildings and improvements	1,377,173	1,201,999
Leasehold interests	2,532	2,532

	2,417,600	2,143,335
Less accumulated depreciation and amortization	(136,386)	(111,087)

	2,281,214	2,032,248
Work in progress	33,662	25,556

	2,314,876	2,057,804
Less impairment	(1,583)	(1,958)

	$2,313,293	$2,055,846

NNN has funding commitments (including construction and land costs) totaling $89,205,000 related to the development of or tenant improvements on 20 Investment Properties. As of September 30, 2008, NNN has funded $56,902,000 of this commitment, with $32,303,000 remaining to be funded.

Note 3 – Real Estate – Inventory Portfolio:

As of September 30, 2008, the TRS owned 38 Inventory Properties: 28 completed inventory, two under construction and eight land parcels. As of December 31, 2007, the TRS owned 56 Inventory Properties: 41 completed inventory, nine under construction and six land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Completed Inventory Properties:
Land	$33,365	$65,983
Building	73,146	140,970

	106,511	206,953

Construction projects:
Land	20,879	30,477
Work in process	3,608	12,025

	24,487	42,502
Less impairment	(4,775)	(844)

	$126,223	$248,611

In connection with the development of two Inventory Properties and one property pending development, NNN has agreed to fund commitments (including construction and land costs) of $10,012,000. As of September 30, 2008, NNN has funded $6,210,000 of this commitment, with $3,802,000 remaining to be funded.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	—	$—	1	$—	1	$21	2	$332
Minority interest		—		—		(10)		—

Total continuing operations		—		—		11		332

Discontinued operations	9	2,740	26	3,647	23	12,318	64	9,116
Intersegment eliminations		67		—		325		761
Minority interest		—		(825)		(3,296)		(1,003)

Total discontinued operations		2,807		2,822		9,347		8,874

	9	$2,807	27	$2,822	24	$9,358	66	$9,206

Impairments – NNN records its held for sale assets at lower of cost or market. NNN reviews its Inventory Properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, NNN recognized the following impairments (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Continuing operations:
Real estate	$—	$128	$—	$128

	—	128	—	128
Discontinued operations:
Real estate	3,930	146	4,097	335

	$3,930	$274	$4,097	$463

Note 4 – Investment in Unconsolidated Affiliate:

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV plans to acquire real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. For the quarter and nine months ended September 30, 2008, NNN recognized earnings of $100,000 and $280,000, respectively, from NNN Crow JV. NNN manages the joint venture pursuant to a management agreement and earned fees of $54,000 and $488,000 for the quarter and nine months ended September 30, 2008, respectively. NNN did not recognize any earnings for the quarter and nine months ended September 30, 2007.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

Mortgage receivables and structured finance are loans secured by real estate, real estate securities or other assets.

Mortgages and notes receivable consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Mortgages and notes receivable	$59,862	$58,556
Structured finance investments	6,048	14,359
Accrued interest receivables	720	578
Unamortized premium	105	165

	66,735	73,658
Less loan origination fees, net	(28)	(100)
Less allowance	(61)	(396)

	$66,646	$73,162

The mortgage and notes receivables bear a weighted average interest rate of 9.67% with maturity dates ranging from November 2008 through October 2028.

As of September 30, 2008, the structured finance investments bear a weighted average interest rate of 11.38% per annum, of which 10.00% is payable monthly and the remaining 1.38% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges between January 2009 and April 2009. The structured finance investments are typically secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Note 6 – Commercial Mortgage Residual Interests:

NNN owns a 78.9 percent equity interest in Orange Avenue Mortgage Investments, Inc. (“OAMI”). OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, NNN recognized an other than temporary valuation impairment on the Residuals of $758,000 and $638,000 for the nine months ended September 30, 2008 and 2007, respectively, of which, $638,000 was recorded during the quarter ended September 30, 2007. NNN did not recognize an other than temporary valuation impairment for the quarter ended September 30, 2008. In addition, NNN recorded $2,539,000 of unrealized gains and $226,000 of unrealized losses as other comprehensive income for the nine months ended September 30, 2008 and 2007, respectively.

Note 7 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $117,297,000 and a weighted average interest rate of 3.87% during the nine months ended September 30, 2008. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR as a result of an upgrade in its debt rating. As of September 30, 2008, $53,000,000 was outstanding, and approximately $347,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,363,000.

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

The 2028 Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after June 17, 2013 for cash equal to 100 percent of the principal amount of the 2028 Convertible Notes being redeemed plus accrued interest. In addition, on June 17, 2013, June 15, 2018 and June 15, 2023, holders of the 2028 Convertible Notes may require NNN to repurchase the notes for cash equal to the principal amount of the convertible notes being repurchased plus accrued interest. The 2028 Convertible Notes rank equally with all of the Company’s unsecured indebtedness but will be effectively subordinated to all of NNN’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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

Note 10 – Notes Payable:

In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008.

Note 11 – Preferred Stock:

NNN declared and paid dividends to its Series C Preferred stockholders of $5,089,000 or $1.3828 per share during each nine month period ending September 30, 2008 and 2007. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 12 – Common Stock:

During the nine months ended September 30, 2008 and 2007, NNN declared and paid dividends to its common shareholders of $80,807,000 and $67,520,000, respectively, or $1.105 and $1.045 per share, respectively, of common stock.

In October 2008, NNN declared a dividend of $0.375 per share, which is payable in November 2008 to its common stockholders of record as of October 31, 2008.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the nine months ended September 30 (dollars in thousands):

	2008	2007
Shares of common stock	2,116,498	1,730,703
Net proceeds	$46,921	$40,715

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

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to FASB issued SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), be analyzed using a two-step approach. The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The periods that remain open under federal statute are 2005 through 2007. NNN believes that its tax filing positions and deductions are well documented and supported, and that it is more likely than not that its tax positions would be sustained upon an examination. Therefore, NNN has not recorded a reserve pursuant to FIN 48 for uncertain income tax positions nor has it recorded a cumulative effect adjustment relating to the adoption of FIN 48. Further, no interest or penalties have been included since no reserves were recorded, and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses.

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of September 30, 2008, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$198	$1,740	$2,478	$7,688
Earned income from direct financing leases	—	474	100	2,436
Percentage rent	—	—	17	4
Real estate expense reimbursement from tenants	7	146	29	288
Interest and other income from real estate transactions	287	72	1,236	298

	492	2,432	3,860	10,714

Operating expenses:
General and administrative	—	1	(79)	(45)
Real estate	106	134	32	491
Depreciation and amortization	33	238	344	796
Impairment – real estate	—	146	167	335

	139	519	464	1,577

Other expenses (revenues):
Interest revenues	—	—	—	(3)

Earnings before gain on disposition of real estate	353	1,913	3,396	9,140
Gain on disposition of real estate	2,644	22,464	9,230	46,873

Earnings from discontinued operations	$2,997	$24,377	$12,626	$56,013

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of September 30, 2008. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income from operating leases	$2,642	$1,479	$8,743	$6,538
Percentage rent	6	—	139	—
Real estate expense reimbursement from tenants	301	129	857	590
Interest and other from real estate transactions	109	95	895	140

	3,058	1,703	10,634	7,268

Disposition of real estate:
Gross proceeds	52,185	51,735	151,098	151,743
Costs	(49,378)	(48,088)	(138,455)	(141,866)

Gain	2,807	3,647	12,643	9,877

Operating expenses:
General and administrative	23	16	72	40
Real estate	395	235	1,274	1,035
Depreciation and amortization	53	12	164	44
Impairment – real estate	3,930	—	3,930	—

	4,401	263	5,440	1,119

Other expenses (revenues):
Interest expense	1,136	1,366	3,912	2,776

Earnings before income tax expense and minority interest	328	3,721	13,925	13,250

Income tax expense	(120)	(1,169)	(4,037)	(4,566)
Minority interest	(12)	(641)	(3,290)	(1,222)

Earnings from discontinued operations	$196	$1,911	$6,598	$7,462

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

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2008.

Note 16 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2008
External revenues	$59,924	$3,017	$—	$62,941
Intersegment revenues	2,558	240	(2,798)	—
Earnings from continuing operations	27,277	(1,957)	1,761	27,081
Net earnings	30,274	(1,761)	1,761	30,274
Total assets	2,636,919	154,677	(153,626)	2,637,970

2007
External revenues	$49,732	$1,760	$—	$51,492
Intersegment revenues	3,094	—	(3,094)	—
Earnings from continuing operations	23,009	(1,530)	(381)	21,098
Net earnings	47,386	381	(381)	47,386
Total assets	2,331,583	150,794	(139,811)	2,342,566

The following tables represent the segment data and a reconciliation of NNN’s consolidated totals for the nine months ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2008
External revenues	$176,341	$10,695	$—	$187,036
Intersegment revenues	10,807	313	(11,120)	—
Earnings from continuing operations	81,589	(7,892)	1,294	74,991
Net earnings	94,215	(1,294)	1,294	94,215
Total assets	2,636,919	154,677	(153,626)	2,637,970

2007
External revenues	$143,723	$7,506	$—	$151,229
Intersegment revenues	11,997	—	(11,997)	—
Earnings from continuing operations	66,732	(7,897)	435	59,270
Net earnings	122,745	(435)	435	122,745
Total assets	2,331,583	150,794	(139,811)	2,342,566

Note 17 – Fair Value Measurements:

On January 1, 2008, the Company adopted the provisions of SFAS 157 relating to financial assets and liabilities. SFAS 157 specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The standard describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

NNN currently values its commercial mortgage residual interests based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the commercial mortgage residual interests are considered Level 3 financial assets. The table below presents a reconciliation of the commercial mortgage residual interests during the nine months ended September 30, 2008 (dollars in thousands):

Balance at beginning of period	$24,340
Total gains (losses) – realized/unrealized:
Included in earnings	(758)
Included in other comprehensive income	2,539
Interest income on commercial mortgage residual interests	3,651
Cash received from commercial mortgage residual interests	(7,276)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at end of period	$22,496

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$581

Note 18 – Subsequent Event:

In October 2008, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,450,000 shares of common stock in a registered, underwritten public offering at a price of $23.05 per share and received net proceeds of $76,143,000.

In October 2008, NNN exercised its option to extend the maturity date of the Company’s Credit Facility from May 2009 to May 2010.

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

The term “NNN” or the “Company” refers to National Retail Properties, Inc. and its majority owned and controlled subsidiaries including taxable real estate investment trust (“REIT”) subsidiaries, and their majority owned and controlled subsidiaries (collectively, the “TRS”).

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of September 30, 2008, NNN owned 990 Investment Properties, with an aggregate gross leasable area of approximately 11,144,000 square feet, located in 44 states. Approximately 97 percent of NNN’s Investment Portfolio was leased as of September 30, 2008. In addition to the Investment Properties, as of September 30, 2008, NNN had $66,646,000 and $22,496,000 in mortgages and notes receivables (including structured finance investments) and commercial mortgage residuals interests, respectively.

The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). The TRS acquires two types of properties, land for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). As of September 30, 2008, the TRS held 38 Inventory Properties, of which 22 were Development Properties (12 completed inventory, two under construction and eight land parcels) and 16 were Exchange Properties.

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

NNN continues to maintain its diversification by tenant, line of trade and geographic concentration. NNN’s highest line of trade concentrations are the convenience store and restaurant sector. These sectors represent a large part of the free-standing retail property marketplace and any financial hardship within these sectors could have an adverse effect on the financial condition and operating performance of NNN. NNN has some geographic concentration in the south and southeast which NNN believes are generally areas of above-average population growth.

NNN formed a joint venture with an institutional investor in September 2007 in which NNN owns a 15 percent equity interest. The joint venture is focused on acquiring real estate assets leased to convenience store operators.

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	September 30, 2008	December 31, 2007	September 30, 2007
Investment Properties Owned:
Number	990	908	876
Total gross leasable area (square feet)	11,144,000	10,610,000	10,386,000

Investment Properties Leased:
Number	959	892	860
Total gross leasable area (square feet)	10,822,000	10,355,000	10,097,000
Percent of total gross leasable area - leased	97%	98%	98%
Weighted average remaining lease term (years)	13	13	14

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2008	December 31, 2007	September 30, 2007
1.	Convenience Stores	25.5%	23.9%	23.8%
2.	Restaurants – Full Service	8.8%	10.3%	10.3%
3.	Automotive Service	8.1%	5.2%	3.7%
4.	Theaters	6.2%	4.2%	4.1%
5.	Automotive Parts	4.8%	4.9%	1.5%
6.	Drug Stores	4.0%	5.0%	5.5%
7.	Books	4.0%	4.4%	4.7%
8.	Consumer Electronics	3.7%	4.3%	4.6%
9.	Restaurants – Limited Service	3.4%	3.7%	3.9%
10.	Sporting Goods	3.2%	3.9%	4.4%
	Other	28.3%	30.2%	33.5%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Acquisitions:
Number of Investment Properties	36	30	97	193
Gross leasable area (square feet)	213,000	683,000	811,000	1,735,000

Total dollars invested (1)	$68,110	$140,208	$321,932	$544,589

(1)	Includes dollars invested on projects currently under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of properties	6	13	17	27
Gross leasable area (square feet)	172,000	331,000	280,000	719,000
Net sales proceeds	$19,712	$53,634	$56,472	$114,656
Net gain	$2,644	$22,464	$9,230	$46,873

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s credit facility or reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The following summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	September 30, 2008	December 31, 2007	September 30, 2007
Development Portfolio:
Completed inventory	12	8	9
Under construction	2	9	6
Land parcels	8	6	6

	22	23	21

Exchange Portfolio:
Inventory Properties	16	33	15

Total Inventory Properties	38	56	36

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Development Portfolio:
Number of properties acquired	1	—	3	2
Dollars invested (1)	$2,986	$15,568	$8,686	$40,360

Exchange Portfolio:
Number of properties acquired	1	—	4	3
Dollars invested	$961	$—	$19,994	$6,649

Total dollars invested	$3,947	$15,568	$28,680	$47,009

(1)	Includes dollars invested in projects currently under construction for each respective period.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development (1)	1	$192	2	$825	5	$4,750	10	$3,461
Exchange	8	2,615	25	1,997	19	4,607	56	5,745

	9	$2,807	27	$2,822	24	$9,357	66	$9,206

(1)	Net of minority interest.

Revenue from Continuing Operations Analysis

General. During the nine months ended September 30, 2008, NNN’s revenue increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”) and base rent increases from existing Investment Properties. NNN anticipates any significant increase in rental income will continue to come primarily from additional Investment Property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Percent Increase (Decrease)	Nine Months Ended September 30,				Percent Increase (Decrease)
	2008	2007	2008	2007		2008	2007	2008	2007
			Percent of Total					Percent of Total
Rental income(1)	$54,966	$42,701	93.8%	91.7%	28.7%	$157,697	$118,929	93.0%	91.4%	32.6%
Real estate expense reimbursement from tenants	1,456	1,339	2.5%	2.9%	8.7%	4,478	4,034	2.6%	3.1%	11.0%
Interest and other income from real estate transactions	1,027	1,389	1.8%	3.0%	(26.1)%	3,669	3,636	2.2%	2.8%	0.9%
Interest income on commercial mortgage residual interests	1,124	1,135	1.9%	2.4%	(1.0)%	3,651	3,523	2.2%	2.7%	3.6%

Total revenues from continuing operations	$58,573	$46,564	100.0%	100.0%	25.8%	$169,495	$130,122	100.0%	100.0%	30.3%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

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

Rental Income. Rental income increased during the quarter and nine months ended September 30, 2008, as compared to the same periods in 2007, is primarily due to the acquisition of 36 Investment Properties with an aggregate gross leasable area of 213,000 square feet during the quarter ended September 30, 2008, and 97 Investment Properties with an aggregate gross leasable area of 811,000 square feet acquired during the nine months ended September 30, 2008. In addition, the increase in Rental Income is also attributable to the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007. The Investment Portfolio occupancy rate remained fairly consistent during each of the quarters and nine months ended September 30, 2008 and 2007. In addition, during the quarter ended September 30, 2008 NNN recorded $2,200,000 as a part of a bankruptcy damage claim.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants remained fairly stable as a percentage of total revenue from continuing operations, but increased for the quarter and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in real estate expense reimbursements from tenants is attributable to expense reimbursements from certain properties acquired during 2007 and 2008.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions remained fairly consistent for the nine months ended September 30, 2008, but decreased for the quarter ended September 30, 2008, as compared to the same period in 2007. The decrease in interest and other income from real estate is primarily a result of a decrease in interest income on mortgages and notes receivable (including structured finance investments). For the quarter ended September 30, 2008 and 2007, the weighted average outstanding principal balance on NNN’s mortgages and notes receivable was $36,547,000 and $52,270,000, respectively.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests for the quarter ended September 30, 2008, as compared to the same period in 2007 was fairly stable. An increase in the discount rate from 17.00% to 25.00% during the third quarter of 2007 resulted in increased interest income recognition during the nine months ended September 30, 2008, which was partially offset by lower outstanding balances.

Analysis of Expenses from Continuing Operations

General. Operating expenses increased for the quarter and nine months ended September 30, 2008. The following summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase	Percentage of Total		Percent of Revenues from Continuing Operations
	2008	2007	(Decrease)	2008	2007	2008	2007
General and administrative	$5,242	$5,229	0.2%	27.4%	33.1%	9.0%	11.2%
Real estate	2,359	1,778	32.7%	12.3%	11.2%	4.0%	3.8%
Depreciation and amortization	11,559	8,048	43.6%	60.3%	50.9%	19.7%	17.3%
Impairment – real estate, Inventory Portfolio	—	128	(100.0)%	—	0.8%	—	0.3%
Impairment – commercial mortgage residual interests valuation adjustment	—	638	(100.0)%	—	4.0%	—	1.4%

Total operating expenses	$19,160	$15,821	21.1%	100.0%	100.0%	32.7%	34.0%

Interest and other income	$(818)	$(793)	3.2%	(5.9)%	(7.2)%	(1.4)%	(1.7)%
Interest expense	14,791	11,833	25.0%	105.9%	107.2%	25.3%	25.4%

Total other expenses (revenues)	$13,973	$11,040	26.6%	100.0%	100.0%	23.9%	23.7%

The following summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase	Percentage of Total		Percent of Revenues from Continuing Operations
	2008	2007	(Decrease)	2008	2007	2008	2007
General and administrative	$18,842	$17,496	7.7%	32.0%	38.1%	11.1%	13.4%
Real estate	6,972	5,426	28.5%	11.8%	11.8%	4.1%	4.2%
Depreciation and amortization	32,382	22,186	46.0%	54.9%	48.4%	19.1%	17.1%
Impairment – real estate, Inventory Portfolio	—	128	(100.0)%	—	0.3%	—	0.1%
Impairment – commercial mortgage residual interests valuation adjustment	758	638	18.8%	1.3%	1.4%	0.5%	0.5%

Total operating expenses	$58,594	$45,874	28.5%	100.0%	100.0%	34.8%	35.3%

Interest and other income	$(3,047)	$(3,120)	(2.3)%	(7.2)%	(9.7)%	(1.8)%	(2.4)%
Interest expense	44,823	35,377	26.7%	105.3%	109.7%	26.4%	27.2%
Loss on interest rate hedge	804	—	100.0%	1.9%	—	0.5%	—

Total other expenses (revenues)	$42,580	$32,257	32.0%	100.0%	100.0%	25.1%	24.8%

General and Administrative Expenses. General and administrative expenses increased for the nine months ended September 30, 2008, as compared to the same period in 2007, but decreased both as a percentage of total operating expense and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the nine months ended September 30, 2008, is primarily attributable to an increase in lost pursuit costs.

Real Estate. Real estate expenses increased for the quarter and nine months ended September 30, 2008, as compared to the same periods in 2007, but remained fairly stable as a percentage of revenues from continuing operations. The increase in real estate expenses for the quarter and nine months ended September 30, 2008, is primarily attributable to an increase in tenant reimbursable expenses as well as an increase in expenses related to vacant properties.

Depreciation and Amortization. For the quarter and nine months ended September 30, 2008, the increase in depreciation and amortization expenses is primarily attributable to the depreciation on (i) the 97 Investment Properties with an aggregate gross leasable area of 811,000 square feet which were acquired during the nine months ended September 30, 2008, and (ii) the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value, during the nine months ended September 30, 2008 and 2007, NNN recorded an other than temporary valuation adjustment of $758,000 and $638,000, respectively, as a reduction of earnings from operations, of which $638,000 was recorded during the quarter ended September 30, 2007. NNN did not recognize an other than temporary valuation adjustment for the quarter ended September 30, 2008.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2008, as compared to the same periods in 2007, but remained fairly stable as a percentage of revenues from continuing operations.

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

(iii)	payoff of the $12,000,000 secured note payable with stated interest rate of 10.00% in February 2008,

(iv)	payoff of $26,041,000 10-year financing lease obligation with interest rate of 5.00% in November 2007,

(v)	payoff of the $10,500,000 secured note payable with stated interest rate of 10.00% in November 2007,

(vi)	payoff of the $20,800,000 variable rate term note in October 2007,

(vii)	repayment of mortgage in September 2007, with balance of $7,305,000 at December 31, 2006, and an interest rate of 7.37%,

(viii)	issuance of $250,000,000 of notes payable in September 2007, with an effective interest rate of 6.92% due in October 2017,

(ix)	increase of $8,304,000 in the weighted average debt outstanding on the revolving credit facility during the nine months ended from September 30, 2008, as compared to the same period in 2007, and

(x)	decrease in weighted average interest rate on the revolving credit facility from 6.31% for the nine months ended September 30, 2007, to 3.87% for the nine months ended September 30, 2008.

Earnings from Discontinued Operations

In accordance with SFAS 144, NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold and its leasehold interests that expired as well as the revenues and expenses related to any Investment Property that was held for sale at September 30, 2008. NNN also classified as discontinued operations the revenues and expenses of its revenue-generating Inventory Properties that were sold as well as the revenues and expenses related to its revenue-generating Inventory Properties held for sale as of September 30, 2008. NNN records discontinued operations by its identified segments: (i) Investment Assets and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended September 30 (dollars in thousands):

	2008			2007
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	6	$2,644	$2,997	13	$22,464	$24,377
Inventory Assets, net of minority interest	9	2,807	196	26	2,822	1,911

	15	$5,451	$3,193	39	$25,286	$26,288

The following table summarizes the earnings from discontinued operations for the nine months September 30 (dollars in thousands):

	2008			2007
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	18	$9,230	$12,626	27	$46,873	$56,013
Inventory Assets, net of minority interest	23	9,347	6,598	64	8,874	7,462

	41	$18,577	$19,224	91	$55,747	$63,475

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

Cash and Cash Equivalents. Below is a summary of NNN’s cash flows for the nine months ended September 30 (dollars in thousands):

	2008	2007
Cash and cash equivalents:
Provided by operating activities	$210,288	$197,116
Provided by (used in) investing activities	(230,982)	(457,979)
Provided by financing activities	(4,291)	285,631

Increase (decrease)	(24,985)	24,768
Net cash at beginning of period	27,499	1,675

Net cash at end of period	$2,514	$26,443

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distribution in each of the periods presented. NNN uses proceeds from its credit facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the nine months ended September 30, 2008 and 2007, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the nine months ended September 30, 2008, include the following significant transactions:

•	$100,000,000 repayment of 7.125% notes payable in March 2008,

•	$228,576,000 in net proceeds from issuance of 2028 Convertible Notes,

•	$80,807,000 in dividends paid to common stockholders,

•	$5,089,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$46,921,000 in net proceeds from the issuance of 2,116,498 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$76,800,000 in net payments on NNN’s revolving credit facility, and

•	$12,000,000 repayment of secured note payable with stated interest rate of 10.0% in February 2008.

Contractual Obligations and Commercial Commitments. As of September 30, 2008, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	20	$89,205	$56,902	$32,303

Inventory Portfolio	3	10,012	6,210	3,802

	23	$99,217	$63,112	$36,105

(1)	Including construction and land costs.

As of September 30, 2008, NNN had outstanding letters of credit totaling $1,363,000 under its revolving credit facility.

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its revolving credit facility and debt or equity financing.

As of September 30, 2008, NNN did not have any other contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

The lost revenues and increased property expenses resulting from vacant properties could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of September 30, 2008, NNN owned 29 vacant, unleased Investment Properties (including 2 land parcels) which accounted for approximately three percent of the total gross leasable area of NNN’s Investment Portfolio.

In May 2008, one of the Company’s tenants, Uni-Mart, Inc. (“Uni-Mart”), which leases 69 Investment Properties and eight Inventory Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2008, Uni-Mart elected to reject the leases of 13 properties owned by the Company with total annual base rent of approximately $786,000. The Company is in the process of marketing these 13 properties for re-lease or sale. Uni-Mart is current on its rental obligation for the remaining properties owned by the Company, but there is no assurance that Uni-Mart will continue to pay rent for the remaining term of each respective lease. During the quarter ended September 30, 2008, NNN recorded $2,200,000 of income in connection with the Uni-Mart bankruptcy damage claim. The Company does not believe Uni-Mart’s Chapter 11 filing will have a material adverse effect on its operations and financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 2008 and 2007, NNN declared and paid dividends to its common stockholders of $80,807,000 and $67,520,000, respectively, or $1.105 and $1.045 per share, respectively, of common stock.

In October 2008, NNN declared a dividend of $0.375 per share which is payable in November 2008 to its common stockholders of record as of October 31, 2008.

NNN declared and paid dividends to its Series C Preferred stockholders of $5,089,000 or $1.3828 per share during each nine month period ending September 30, 2008 and 2007, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	September 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total
Line of credit payable	$53,000	4.8%	$129,800	12.2%
Mortgages payable	26,598	2.4%	27,480	2.6%
Notes payable – secured	—	—	12,000	1.1%
Notes payable – convertible	406,535	36.8%	172,500	16.3%
Notes payable	618,432	56.0%	718,290	67.8%

Total outstanding debt	$1,104,565	100.0%	$1,060,070	100.0%

Indebtedness. NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests and mortgages and notes receivable (including structured finance investments).

Line of Credit Payable. NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $117,297,000 and a weighted average interest rate of 3.87% during the nine months ended September 30, 2008. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, as a result of an upgrade in its debt rating, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR. In October 2008, NNN exercised its option to extend the maturity date of the Credit Facility from May 2009 to May 2010.

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

The 2028 Convertible Notes are redeemable at the option of NNN, in whole or in part, on or after June 17, 2013, for cash equal to 100 percent of the principal amount of the 2028 Convertible Notes being redeemed plus accrued interest. In addition, on June 17, 2013, June 15, 2018, and June 15, 2023, holders of the 2028 Convertible Notes may require NNN to repurchase the notes for cash equal to the principal amount of the convertible notes being repurchased plus accrued interest. The 2028 Convertible Notes rank equally with all of the Company’s unsecured indebtedness but will be effectively subordinated to all of NNN’s secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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

Notes Payable. In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008, using proceeds from NNN’s Credit Facility.

Equity

Dividend Reinvestment and Stock Purchase Plan. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by NNN of 12,191,394 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to the DRIP for the nine months ended September 30 (dollars in thousands):

	2008	2007
Shares of common stock	2,116,498	1,730,703
Net proceeds	$46,921	$40,715

In October 2008, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,450,000 shares of common stock in a registered, underwritten public offering at a price of $23.05 per share and received net proceeds of $76,143,000.

Mortgages and Notes Receivable

Mortgages are loans secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	September 30, 2008	December 31, 2007
Mortgages and notes receivable	$59,862	$58,556
Structured finance investments	6,048	14,359
Accrued interest receivables	720	578
Unamortized premium	105	165

	66,735	73,658
Less loan origination fees, net	(28)	(100)
Less allowance	(61)	(396)

	$66,646	$73,162

The mortgage and notes receivables bear a weighted average interest rate of 9.67% with maturity dates ranging from November 2008 through October 2028.

The structured finance investments outstanding as of September 30, 2008, bear a weighted average interest rate of 11.38% per annum, of which 10.00% is payable monthly and the remaining 1.38% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity, which ranges from January 2009 to April 2009. The structured finance investments are typically secured by the borrowers’ pledge of their respective membership interests in the certain subsidiaries which own the respective real estate.

Commercial Mortgage Residual Interests

In connection with the independent valuations of the commercial mortgage residual interests’ (the “Residuals”) fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at September 30, 2008. The adjustments in the Residuals’ carrying value were recorded as an aggregate other than temporary valuation impairment of $758,000 and $638,000 for the nine months ended September 30, 2008 and 2007, respectively, of which 638,000 was recorded during the quarter ended September 30, 2007. NNN did not recognize an other than temporary valuation impairment for the quarter ended September 30, 2008. NNN recorded $2,539,000 of unrealized gains and $226,000 of unrealized losses as other comprehensive income for the nine months ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Refer to Note 2 to the September 30, 2008 Consolidated Financial Statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt which is used to finance its development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of September 30, 2008.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2008, and December 31, 2007. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2008. The variable interest rates shown represent the weighted average rate for the Credit Facility during the periods. As the table incorporates only those exposures that exist as of September 30, 2008, it does not consider those exposures or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. Hypothetically, if interest rates on NNN’s variable rate debt were increased by one percent, NNN’s interest expense would have increased by approximately two percent for the nine months ended September 30, 2008.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (2)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2008	—	—	308	7.02%	—	—
2009	53,000	3.87%	1,000	7.02%	—	—
2010	—	—	1,022	7.01%	19,966	8.50%
2011	—	—	1,098	7.00%	172,500	3.95%
2012	—	—	19,290	6.73%	49,868	7.75%
Thereafter	—	—	3,880	7.60%	782,631	6.05%

Total	$53,000	3.87%	$26,598	7.03%	$1,024,965	5.83%

Fair Value:
September 30, 2008	$53,000	3.87%	$26,598	7.03%	$987,057	5.83%

December 31, 2007(3)	$129,800	6.24%	$27,480	7.04%	$921,507	6.17%

(1)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(2)	Includes NNN’s notes payable, net of unamortized note discounts and convertible notes payable. NNN uses Bloomberg software in determining the fair value.
(3)	In February 2008, NNN repaid the outstanding principal balance on its secured debt. As of December 31, 2007, the fair value of the secured debt obligations was $12,000,000 with a 10.00% interest rate.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $22,496,000 and $24,340,000 as of September 30, 2008, and December 31, 2007, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2008, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated January 2, 2007, as amended, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 4th day of November 2008.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer,
Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated May 16, 2006, between the Registrant and Craig Macnab (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, and incorporated herein by reference).

10.4	Employment Agreement dated August 17, 2006, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.5	Employment Agreement dated August 17, 2006, as amended, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2006 and filed with the Securities and Exchange Commission on August 22, 2006, and incorporated herein by reference).

10.6	Employment Agreement dated January 2, 2007, between the Registrant and Paul Bayer (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated January 2, 2007, as amended, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on February 25, 2008, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).