Form 10-Q/A
period 2008-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2008-11-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 4, 2008 (this “Amendment”), is being filed solely for the purpose of including a conformed signature on Exhibit 32.2. Exhibit 32.2 was manually signed prior to filing, but the conformed signature was inadvertently omitted from the electronically filed copy. Other than including a conformed signature, this Amendment does not modify the disclosure contained in the Quarterly Report.

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