Form 10-K
period 2008-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2009-02-26
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
7.375% Series C Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $72,845,557.

The number of shares of common stock outstanding as of February 24, 2009 was 79,007,637.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities Exchange Commission pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the terms “registrant” or “NNN” or the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

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

Item 1.  Business

The Company

NNN, a Maryland corporation, is a fully integrated REIT formed in 1984. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets and mortgages and notes receivable (including structured finance investments) (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Inventory Assets are operated in the TRS.

Real Estate Assets

NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of December 31, 2008, NNN owned 1,005 Investment Properties, with an aggregate leasable area of 11,251,000 square feet, located in 44 states. Approximately 97 percent of NNN’s Investment Portfolio was leased at December 31, 2008. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of resale (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2008, the TRS owned 32 Inventory Properties.

Investment in Unconsolidated Affiliate

Crow Holdings.  In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV owns real estate assets leased to convenience store operators from unrelated third parties.

Competition

NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, that own, manage, finance or develop retail and net leased properties.

Employees

As of January 31, 2009, NNN employed 59 full-time associates including executive and administrative personnel.

NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge. The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “NNN.”

Business Strategies and Policies

The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of NNN’s stockholders.

Operating Strategies

NNN’s strategy is to invest primarily in retail real estate that is typically located along high-traffic commercial corridors near areas of commercial and residential density. Management believes that these types of properties, generally pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased current returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as real estate taxes, assessments and other government charges, insurance, utilities, and repairs and maintenance. Initial lease terms are generally 15 to 20 years.

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

NNN’s management team considers certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN may include items such as: the composition of NNN’s Investment Portfolio (including but not limited to tenant, geographic and line of trade diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios, profitability measures, industry trends and performance of competitors compared to that of NNN.

The operating strategies employed by NNN have allowed it to increase the annual dividends (paid quarterly) per common share for 19 consecutive years.

Investment in Real Estate or Interests in Real Estate

NNN’s management believes that single tenant, freestanding net lease retail properties will continue to be attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, ability to underwrite and acquire properties, and because of management’s experience in seeking out, identifying and evaluating potential acquisitions.

In evaluating a particular acquisition, management may consider a variety of factors, including:

•	the location, visibility and accessibility of the property,

•

the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth, market rents, and existing or potential competing properties or retailers,

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

Investments in Real Estate Mortgages, Commercial Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities

While NNN’s primary business objectives and current portfolio ownership primarily emphasize retail properties, NNN may invest in (i) a wide variety of property types and tenant types, (ii) leases, mortgages, commercial mortgage residual interests and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by membership interests, or (v) securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. For example, NNN from time to time has made investments in mortgage loans or held mortgages on properties that NNN has sold and has made structured finance investments and other loans related to properties acquired or sold.

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

NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $400,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2008, $26,500,000 was outstanding and approximately $373,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,265,000.

For the year ended December 31, 2008, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 40 percent and the secured indebtedness to total gross assets was approximately one percent. The total debt to total market capitalization was approximately 43 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.

NNN anticipates it will be able to obtain additional financing for short-term and long-term liquidity requirements as further described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.” However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

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

Investment Properties

As of December 31, 2008, NNN owned 1,005 Investment Properties with an aggregate gross leasable area of 11,251,000 square feet, located in 44 states. Approximately 97 percent of the gross leasable area was leased at December 31, 2008. Reference is made to the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of NNN’s Investment Properties and their respective carrying costs.

The following table summarizes NNN’s Investment Properties as of December 31, 2008 (in thousands):

	Size(1)			Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	7	111	$8,882	$25	$1,097
Building	135	1	12	17,049	44	1,721

(1) Approximate square feet. (2) Costs vary depending upon size and local demographic factors.

In connection with the development of 21 Investment Properties, NNN has agreed to fund construction commitments (including construction and land costs) of $97,690,000. As of December 31, 2008, NNN has funded $70,451,000 of this commitment, with $27,239,000 remaining to be funded.

As of December 31, 2008, NNN does not have any tenant that accounts for ten percent or more of its rental income.

Leases.  Although there are variations in the specific terms of the leases, the following is a summary of the general structure of NNN’s leases. Generally, the leases of the Investment Properties provide for initial terms of 15 to 20 years. As of December 31, 2008, the weighted average remaining lease term was approximately 13 years. The Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of NNN’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $8,000 to $2,160,000 (average of $222,000). Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume.

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

Certain Investment Properties have leases that provide the tenant with a purchase option to acquire the Investment Property from NNN. The purchase price calculations are generally stated in the lease agreement or are based on the current market value at the time of exercise.

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Investment Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2008:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2009	1.0%	20	386,000	2015	2.5%	19	463,000
2010	2.8%	40	405,000	2016	1.9%	15	287,000
2011	2.0%	20	333,000	2017	4.4%	26	751,000
2012	3.5%	34	525,000	2018	2.9%	24	418,000
2013	4.5%	38	842,000	Thereafter	70.3%	700	5,795,000
2014	4.2%	36	523,000

(1) Based on annualized base rent for all leases in place as of December 31, 2008. (2) Approximate square feet.

The following table summarizes the diversification of trade of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2008	2007	2006
1.	Convenience Stores	25.7%	23.9%	16.3%
2.	Automotive Service	8.9%	5.2%	0.2%
3.	Restaurant – Full Service	8.7%	10.3%	12.1%
4.	Theaters	6.1%	4.2%	-
5.	Automotive Parts	5.1%	4.9%	1.6%
6.	Drug Stores	4.0%	5.0%	8.3%
7.	Books	4.0%	4.4%	5.7%
8.	Restaurants – Limited Service	3.3%	3.7%	4.7%
9.	Sporting Goods	3.3%	3.9%	7.3%
10.	Consumer Electronics	3.2%	4.3%	5.6%
	Other	27.7%	30.2%	38.2%

		100.0%	100.0%	100.0%

(1) Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located as of December 31, 2008:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	211	19.9%
2.	Florida	84	9.8%
3.	Illinois	39	6.6%
4.	North Carolina	62	6.1%
5.	California	26	5.2%
6.	Georgia	57	5.1%
7.	Pennsylvania	80	4.2%
8.	Indiana	37	4.2%
9.	Ohio	31	3.1%
10.	Tennessee	30	3.1%
	Other	348	32.7%

		1,005	100.0%

(1) Based on annualized base rent for all leases in place as of December 31, 2008.

Mortgages and Notes Receivable

As of December 31, 2008 and 2007, mortgages and notes receivable, excluding structured finance investments, had an aggregate outstanding principal balance of $55,495,000 and $58,556,000, respectively. As of December 31, 2008, the mortgages and notes receivable bear interest rates ranging from 7.00% to 11.50% with maturity dates ranging from January 2009 through October 2028. Mortgages receivable are secured by real estate, real estate securities or other assets.

As of December 31, 2008, and 2007, the outstanding principal balance of the structured finance investments was $4,514,000 and $14,359,000, respectively. As of December 31, 2008, the structured finance investments bear a weighted average interest rate of 11.36% per annum, of which 10.00% is payable monthly and the remaining 1.36% accrues and is due at maturity. The principal balance of each structured finance investment is due in full at maturity in April 2009. The structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate.

Commercial Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”), a majority owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $22,000,000 at December 31, 2008.

Inventory Assets

The NNN Inventory Portfolio, which is owned by the TRS, is comprised of two components: land for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). NNN’s Inventory Portfolio is held with the intent to sell the properties to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2008, the TRS owned 19 Development Properties (11 completed, one under construction and seven land parcels) and 13 Exchange Properties. See the Schedule of Real Estate and Accumulated Depreciation and Amortization filed with this report for a listing of the Inventory Properties and their respective carrying costs.

The following table summarizes the 11 completed Development Properties and 13 Exchange Properties as of December 31, 2008 (in thousands):

	Size(1)			Cost(2)
	High	Low	Average	High	Low	Average
Completed Development Properties:
Land	527	15	$128	$8,959	$247	$1,787
Building	218	1	27	28,803	369	4,244
Exchange Properties:
Land	110	11	$29	$1,729	$121	$465
Building	23	2	7	3,367	184	970

(1) Approximate square feet. (2) Costs vary depending upon size and local demographic factors.

Under Construction.  In connection with the development of one Inventory Property, NNN has agreed to fund total construction commitments (including construction and land costs) of $4,814,000. As of December 31, 2008, NNN has funded $2,212,000 of this commitment, with $2,602,000 remaining to be funded.

Governmental Regulations Affecting Properties

Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of contamination may exist. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property or the improper disposal of hazardous substances emanating from the property, regardless of fault. As a part of its acquisition due diligence process, NNN generally obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.

NNN has 70 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties.

Americans with Disabilities Act of 1990.  The Investment and Inventory Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 15, 2009, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

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

Item 1A.  Risk Factors

Carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, NNN’s business, financial condition or results of operations could be adversely affected.

The global financial crisis and economic slowdown may have an adverse impact on NNN’s industry, business, its tenants’ business and NNN’s results of operations.

The continuation or worsening of the current credit crisis and global economic crisis could have an adverse effect on the fundamentals of NNN’s business and results of operations, including overall market occupancy and rental rates. These current economic conditions could have a negative effect on the financial condition of NNN’s tenants, developers, borrowers, lenders or on the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

With this disruption in the economy and capital markets, there can be no assurance NNN will not experience material adverse effects on its business, financial condition, results of operations or real estate values.

There can be no assurance that actions of the United States Government, Federal Reserve or other government and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers or NNN’s financial condition, results of operations or the trading price of NNN’s shares.

Potential consequences of the current credit crisis and global economic slowdown include:

•

the financial condition of NNN’s tenants, which operate in the retail industry and some of which have recently filed for bankruptcy protection, may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•

the ability to borrow on terms and conditions that NNN finds acceptable, or at all, may be limited, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities and increase NNN’s future interest expense;

•	reduced values of NNN’s properties may limit NNN’s ability to dispose of assets at attractive prices and may reduce the availability of unsecured loans;

•

the value and liquidity of NNN’s short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold NNN’s cash deposits or the institutions or assets in which NNN has made short-term investments, the dislocation of the markets for NNN’s short-term investments, increased volatility in market rates for such investments or other factors; and

•	one or more lenders under the Credit Facility could fail and NNN may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Debt and equity capital availability in the real estate market is severely strained. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities begin as soon as May 2010 and extend to October 2017. The ability of NNN to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than NNN’s existing capital which would have an adverse impact on NNN’s business, financial condition or results of operations.

Loss of revenues from tenants would reduce NNN’s cash flow.

NNN’s five largest tenants accounted for an aggregate of approximately 28 percent of NNN’s annual base rent as of December 31, 2008. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies among NNN’s Investment Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the tenant may not be able to renew the lease or, NNN may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.

A significant portion of the source of NNN’s annual base rent is heavily concentrated in specific industry classifications and in specific geographic locations.

As of December 31, 2008, an aggregate of approximately 38 percent of NNN’s annual base rent is generated from two retail lines of trade, convenience stores (26 percent) and restaurants (12 percent). In addition, as of December 31, 2008, an aggregate of approximately 30 percent of NNN’s annual base rent is generated from properties in Texas (20 percent) and Florida (10 percent). Any financial hardship and/or changes in these industries or states could have an adverse effect on NNN’s results of operations.

Owning real estate and indirect interests in real estate carries inherent risks.

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

Because real estate investments are relatively illiquid, NNN’s ability to adjust the portfolio promptly in response to economic or other conditions is limited. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service (if any), (ii) real estate taxes, and (iii) operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on NNN’s financial condition.

NNN may be subject to known or unknown environmental liabilities.

Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of contamination may exist. Investments in real property create a potential for substantial environmental liability on the part of the owner of such property from the presence or discharge of hazardous substances on the property or the improper disposal of hazardous substances emanating from the property, regardless of fault. As a part of its acquisition due diligence process, NNN generally obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.

NNN has 70 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties. In the event of a bankruptcy or other inability on the part of these parties to cover these costs, NNN may have to cover the costs of remediation, fines or other environmental liabilities at these and other properties and may have liability to third parties. NNN may also own properties where required remediation has not begun or adverse environmental conditions have not yet been detected. This may require remediation or otherwise subject NNN to liability including liability to third parties. NNN cannot assure that (i) it will not be required to undertake or pay for removal or remediation of any contamination of the properties currently or previously owned by NNN, (ii) NNN will not be subject to fines by governmental authorities or litigation, (iii) NNN will not be subject to litigation by and liability to third parties, or (iv) the costs of such removal, remediation fines, third party liability, or litigation would not be material.

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

NNN’s development activities are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN’s control, such as weather or labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN’s financial condition.

NNN may not be able to dispose of properties consistent with its operating strategy.

NNN may be unable to sell properties targeted for disposition (including its Inventory Properties) due to adverse market conditions. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.

A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN’s financial position.

As of December 31, 2008, the Residuals had a carrying value of $22,000,000. The value of these Residuals is based on discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.

NNN may suffer a loss in the event of a default or bankruptcy of a borrower.

If a borrower defaults on a mortgage, structured finance loan or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2008, mortgages and notes receivables (including structured finance investments) had an outstanding principal balance of $60,009,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

Certain provisions of NNN’s leases or loan agreements may be unenforceable.

NNN’s rights and obligations with respect to its leases, structured finance loans, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing NNN’s security interest in the underlying collateral of a borrower or lessee. NNN could be adversely impacted if this were to happen with respect to an asset or group of assets.

Property ownership through joint ventures and partnerships could limit NNN’s control of those investments.

Joint ventures or partnerships involve risks not otherwise present for direct investments by NNN. It is possible that NNN’s co-venturers or partners may have different interests or goals than NNN at any time and they may take actions contrary to NNN’s requests, policies or objectives, including NNN’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture or partnership investments include impasses on decisions because in some instances no single co-venturer or partner has full control over the joint venture or partnership, respectively. Additionally, the co-venturer or partner may become insolvent, bankrupt or otherwise unable to contribute to the joint venture or partnership, respectively.

Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow.

NNN may not be in a position or have the opportunity in the future to complete suitable property acquisitions or developments on advantageous terms due to competition for such properties with others engaged in real estate investment activities. NNN’s inability to successfully acquire or develop new properties may affect NNN’s ability to achieve anticipated return on investment or realize its investment strategy, which could have an adverse effect on its results of operations.

Uninsured losses may adversely affect NNN’s ability to pay outstanding indebtedness.

NNN’s properties are generally covered by comprehensive liability, fire, flood, and extended insurance coverage. NNN believes that the insurance carried on its properties is adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, wars or earthquakes) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow.

Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN’s results of operations.

Terrorist attacks or other acts of violence may negatively affect NNN’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly impact NNN’s physical facilities or the businesses or the financial condition of its tenants, developers, borrowers, lenders or financial institutions with which NNN has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and NNN may not be able to foresee events that could have an adverse effect on its business.

More generally, any of these events or threats of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in, or cause a deepening of, economic recession in the United States or abroad. Any of these occurrences could have an adverse impact on NNN’s financial condition or results of operations.

Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition.

As of December 31, 2008, NNN owned 31 vacant, unleased Investment Properties and two vacant land parcels, which accounted for approximately three percent of total Investment Properties. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of December 31, 2008, approximately two percent of the total gross leasable area of NNN’s Investment Portfolio is leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their lease with NNN. NNN anticipates the number of vacancies and bankrupt tenants will increase.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.

As of December 31, 2008, NNN had total mortgage debt and secured notes payable outstanding of approximately $26,290,000, total unsecured notes payable of $1,000,014,000 and $26,500,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations. The Credit Facility contains financial covenants that could limit the amount of distributions to NNN’s common and preferred stockholders.

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

•	make it difficult to satisfy NNN’s debt service requirements,

•	limit NNN’s ability to pay dividends in cash on its outstanding common and preferred stock,

•	limit NNN’s flexibility in planning for, or reacting to, changes in its business and the factors that affect the profitability of its business, and

•	limit NNN’s flexibility in conducting its business, which may place NNN at a disadvantage compared to competitors with less debt or debt with less restrictive terms.

NNN’s ability to make scheduled payments of principal or interest on its debt, or to retire or refinance such debt will depend primarily on its future performance, which to a certain extent is subject to the creditworthiness of its tenants, competition, and economic, financial, and other factors beyond its control. There can be no assurance that NNN’s business will continue to generate sufficient cash flow from operations in the future to service its debt or meet its other cash needs. If NNN is unable to generate sufficient cash flow from its business, it may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing to meet its debt obligations and other cash needs.

NNN cannot assure stockholders that any such refinancing, sale of assets or additional financing would be possible or, if possible, on terms and conditions, including but not limited to the interest rate, which NNN would find acceptable or would not result in a material decline in earnings.

NNN is obligated to comply with financial and other covenants in its debt that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment under such debt.

NNN’s unsecured debt contains various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•	incur or guarantee additional debt,

•	make certain distributions, investments and other restricted payments, including dividend payments on its outstanding common and preferred stock,

•	limit the ability of restricted subsidiaries to make payments to NNN,

•	enter into transactions with certain affiliates,

•	create certain liens,

•	consolidate, merge or sell NNN’s assets, and

•	pre-pay debt.

NNN’s secured debt generally contains customary covenants, including, among others, provisions:

•	relating to the maintenance of the property securing the debt,

•	restricting its ability to sell, assign or further encumber the properties securing the debt,

•	restricting its ability to incur additional debt,

•	restricting its ability to amend or modify existing leases, and

•	relating to certain prepayment restrictions.

NNN’s ability to meet some of its debt covenants, including covenants related to the condition of the property or payment of real estate taxes, may be dependent on the performance by NNN’s tenants under their leases.

In addition, certain covenants in NNN’s debt, including its Credit Facility, require NNN, among other things, to:

•	limit certain leverage ratios,

•	maintain certain minimum interest and debt service coverage ratios,

•	limit dividends declared and paid to NNN’s common and preferred stockholders, and

•	limit investments in certain types of assets.

The market value of NNN’s equity and debt securities is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors include among many:

•	general economic and financial market conditions including the current global economic downturn,

•	level and trend of interest rates,

•	NNN’s ability to access the capital markets to raise additional capital,

•	the issuance of additional equity or debt securities,

•	changes in NNN’s FFO or earnings estimates,

•	changes in NNN’s debt ratings or analyst ratings,

•	NNN’s financial condition and performance,

•	market perception of NNN compared to other REITs, and

•	market perception of REITs compared to other investment sectors.

NNN’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability.

NNN intends to operate in a manner that will allow NNN to continue to qualify as a real estate investment trust (“REIT”). NNN believes it has been organized as, and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service (“IRS”) could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN’s control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify as a REIT.

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

Adverse legislative or regulatory tax changes could reduce NNN’s earnings, cash flow and market price of NNN’s common stock.

At any time, the federal and state income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have retroactive effect, and could adversely affect NNN or its stockholders. For example, legislation enacted in 2003 and extended in 2006 generally reduced the federal income tax rate on most dividends paid by corporations to individual investors to a maximum of 15 percent (through 2010). REIT dividends, with limited exceptions, will not benefit from the rate reduction, because a REIT’s income generally is not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN’s common stock.

Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and negatively affect NNN’s operating decisions.

To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund capital expenditures or to fund debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2008, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

Changes in accounting pronouncements could adversely impact NNN’s reported financial performance.

Accounting policies and methods are fundamental to how NNN records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the Commission, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of NNN’s financial statements. These changes could have a material impact on NNN’s reported financial condition and results of operations. In some cases, NNN could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements.

NNN’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If NNN fails to maintain the adequacy of its internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, the Company may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the trading price of NNN’s shares could drop significantly.

NNN’s ability to pay dividends in the future is subject to many factors.

NNN’s ability to pay dividends may be impaired if any of the risks described in this section were to occur. In addition, payment of NNN’s dividends depends upon NNN’s earnings, financial condition, maintenance of NNN’s REIT status and other factors as NNN’s Board of Directors may deem relevant from time to time.

Item 1B.  Unresolved Staff Comments

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the five year period commencing December 31, 2003 and ending December 31, 2008. The graph assumes an investment of $100 on December 31, 2003.

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$23.66	$24.00	$24.57	$23.66	$24.57
Low	19.63	20.75	19.60	10.53	10.53
Close	22.05	20.90	23.95	17.19	17.19

Dividends paid per share	0.355	0.375	0.375	0.375	1.480

2007
High	$25.950	$25.450	$24.580	$26.150	$26.150
Low	22.390	21.760	20.200	22.480	20.200
Close	24.190	21.860	24.380	23.380	23.380

Dividends paid per share	0.335	0.355	0.355	0.355	1.400

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2008		2007
Ordinary dividends	$1.480000	100.0000%	$1.397402	99.8144%
Qualified dividends	-	-	0.000414	0.0296%
Capital gain	-	-	0.002184	0.1560%
Unrecaptured Section 1250 Gain	-	-	-	-

	$1.480000	100.0000%	$1.400000	100.0000%

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

In February 2009, NNN paid dividends to its stockholders of $29,313,000 or $0.375 per share of common stock.

On January 31, 2009, there were 1,593 stockholders of record of common stock.

Item 6.  Selected Financial Data

Historical Financial Highlights

(dollars in thousands, except per share data)

	2008	2007	2006	2005	2004
Gross revenues(1)	$247,352	$208,629	$180,877	$151,831	$133,875
Earnings from continuing operations	103,730	80,906	60,021	47,160	27,571
Net earnings	123,082	157,110	182,505	89,400	64,934
Total assets	2,649,362	2,539,605	1,917,495	1,736,588	1,300,517
Total debt	1,052,804	1,060,070	776,737	861,045	524,241
Total equity	1,542,209	1,407,285	1,096,505	828,087	756,998
Cash dividends declared to:
Common stockholders	110,107	92,989	76,035	69,018	66,272
Series A preferred stock stockholders	-	-	4,376	4,008	4,008
Series B convertible preferred stock stockholders	-	-	419	1,675	1,675
Series C preferred stock stockholders	6,785	6,785	923	-	-
Weighted average common shares:
Basic	74,249,137	66,152,437	57,428,063	52,984,821	51,312,434
Diluted	74,521,909	66,407,530	58,079,875	54,640,143	51,742,518
Per share information:
Earnings from continuing operations:
Basic	$1.31	$1.12	$0.94	$0.78	$0.43
Diluted	1.30	1.11	0.94	0.80	0.46
Net earnings:
Basic	1.57	2.27	3.08	1.58	1.15
Diluted	1.56	2.26	3.05	1.56	1.18
Dividends declared to:
Common stockholders	1.48	1.40	1.32	1.30	1.29
Series A preferred stock stockholders	-	-	2.45625	2.25	2.25
Series B convertible preferred stock stockholders	-	-	41.875	167.50	167.50
Series C preferred stock depositary stockholders	1.84375	1.84375	0.250955	-	-
Other data:
Cash flows provided by (used in):
Operating activities	$236,748	$129,634	$1,676	$19,226	$85,800
Investing activities	(256,304)	(536,717)	(90,099)	(230,783)	(69,963)
Financing activities	(5,317)	432,907	81,864	217,844	(19,225)
Funds from operations – diluted(2)	148,284	124,113	97,121	81,803	73,065

(1)     Gross revenues include revenues from NNN’s continuing and discontinued operations. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN has classified the revenues related to (i) all Investment Properties that were sold and leasehold interest which expired, (ii) all Inventory Properties which generated revenues prior to disposition, and (iii) all Investment and Inventory Properties which generated revenue and were held for sale at December 31, 2008, as discontinued operations.

(2)     The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under GAAP. FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses) on the disposition of Investment Assets and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

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

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2008	2007	2006	2005	2004
Reconciliation of funds from operations:
Net earnings	$123,082	$157,110	$182,505	$89,400	$64,934
Real estate depreciation and amortization:
Continuing operations	41,357	29,317	19,624	13,712	10,572
Discontinued operations	433	1,065	2,795	6,695	5,143
Partnership/joint venture real estate depreciation	177	31	463	606	622
Partnership gain on sale of asset	-	-	(262)	-	-
Gain on disposition of equity investment	-	-	(11,373)	-	-
Gain on disposition of investment assets	(9,980)	(56,625)	(91,332)	(9,816)	(2,523)
Extraordinary gain	-	-	-	(14,786)	-

FFO	155,069	130,898	102,420	85,811	78,748
Series A preferred stock dividends(1)	-	-	(4,376)	(4,008)	(4,008)
Series B convertible preferred stock dividends(1)	-	-	(419)	(1,675)	(1,675)
Series C preferred stock dividends	(6,785)	(6,785)	(923)	-	-

FFO available to common stockholders – basic	148,284	124,113	96,702	80,128	73,065
Series B convertible preferred stock dividends, if dilutive	-	-	419	1,675	-

FFO available to common stockholders – diluted	$148,284	$124,113	$97,121	$81,803	$73,065

(1) The Series A and Series B preferred stock issuances are no longer outstanding.

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

The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets and mortgages and notes receivable (including structured finance investments) (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, primarily owns real estate generally for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The TRS typically owns two types of properties, property for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”).

As of December 31, 2008, NNN owned 1,005 Investment Properties, with an aggregate leasable area of 11,251,000 square feet, located in 44 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased at December 31, 2008. In addition, as of December 31, 2008, NNN’s Investment Assets included $60,472,000 in mortgages and notes receivable (including accrued interest receivable and structured finance investments) and $22,000,000 of commercial mortgage residual interests. As of December 31, 2008, the TRS owned 19 Development Properties (11 completed, one under construction and seven land parcels) and 13 Exchange Properties.

NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of NNN’s Investment Portfolio and structured finance investments (such as tenant, geographic and line of trade diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios and profitability measures, and industry trends and performance compared to that of NNN.

NNN continues to maintain its diversification by tenant, geography and line of trade. NNN’s largest lines of trade concentration are the convenience store and restaurant sectors. These sectors represent a large part of the freestanding retail property marketplace which NNN believes represents an area of attractive investment opportunity. However, any financial hardship within these sectors could have a growing adverse effect on the financial condition and operating performance of NNN. NNN has some geographic concentration in the south and southeast which NNN believes are generally areas of above average population growth.

NNN formed a joint venture with an institutional investor in September 2007, in which NNN owns a 15 percent equity interest. The joint venture owns real estate assets leased to convenience store operators.

During the years ended December 31, 2008, 2007 and 2006, occupancy of the Investment Portfolio has averaged approximately 97 to 98 percent. The Investment Portfolio’s average remaining lease term of 13 years has remained fairly constant over the past three years which, coupled with its net lease structure, provide enhanced probability of maintaining occupancy and operating earnings.

The poor current economic environment has made it more difficult and more expensive to obtain debt and equity capital, which will likely reduce the pace of investments in new acquisitions or developments as well as the volume of dispositions. Additionally, the poor economic and retail environment will result in more retailers filing for bankruptcy, which may have an adverse impact on NNN’s occupancy.

Critical Accounting Policies and Estimates

The preparation of NNN’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and judgments; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s financial statements. A summary of NNN’s accounting policies and procedures are included in Note 1 of NNN’s consolidated financial statements. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of NNN’s consolidated financial statements.

Real Estate – Investment Portfolio.  NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and value of tenant relationships, based in each case on their relative fair values.

Real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for operating expenses relating to the property, generally including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method – Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rental revenue varies during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method  –  Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.

Real Estate – Inventory Portfolio.  The TRS acquires and/or develops and owns properties for the purpose of resale. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the TRS. The TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the TRS also includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated.

Impairment – Real Estate.  Management periodically assesses its real estate for possible impairment whenever events or changes in certain circumstances indicate that the carrying value of the asset may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Commercial Mortgage Residual Interest at Fair Value.  Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The commercial mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of Orange Avenue Mortgage Investments, Inc. (“OAMI”). NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. Certain of the commercial mortgage residual interests were pledged as security for a note payable which was repaid in February 2008.

Revenue Recognition.  Rental revenues for non-development real estate assets are recognized when earned in accordance with SFAS 13, “Accounting for Leases,” based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Recent Accounting Pronouncements.  Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) will become effective January 1, 2009, and is required to be applied retrospectively to all presented periods, as applicable. NNN estimates that the adoption of FSP APB 14-1 will result in the recognition of additional non-cash interest expense of approximately $5.5 and $2.6 million for the years ended December 31, 2008 and 2007, respectively, and $6.0 million for the year ending December 31, 2009.

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

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio as of December 31:

	2008	2007	2006
Investment Properties Owned:
Number	1,005	908	710
Total gross leasable area (square feet)	11,251,000	10,610,000	9,341,000

Investment Properties Leased:
Number	972	892	697
Total gross leasable area (square feet)	10,728,000	10,355,000	9,173,000
Percent of total gross leasable area – leased	97%	98%	98%
Weighted average remaining lease term (years)	13	13	12

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Investment Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2008:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2009	1.0%	20	386,000	2015	2.5%	19	463,000
2010	2.8%	40	405,000	2016	1.9%	15	287,000
2011	2.0%	20	333,000	2017	4.4%	26	751,000
2012	3.5%	34	525,000	2018	2.9%	24	418,000
2013	4.5%	38	842,000	Thereafter	70.3%	700	5,795,000
2014	4.2%	36	523,000

(1) Based on the annualized base rent for all leases in place as of December 31, 2008.
(2) Approximate square feet.

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2008	2007	2006
1.	Convenience Stores	25.7%	23.9%	16.3%
2.	Automotive Service	8.9%	5.2%	0.2%
3.	Restaurant – Full Service	8.7%	10.3%	12.1%
4.	Theaters	6.1%	4.2%	-
5.	Automotive Parts	5.1%	4.9%	1.6%
6.	Drug Stores	4.0%	5.0%	8.3%
7.	Books	4.0%	4.4%	5.7%
8.	Restaurants – Limited Service	3.3%	3.7%	4.7%
9.	Sporting Goods	3.3%	3.9%	7.3%
10.	Consumer Electronics	3.2%	4.3%	5.6%
	Other	27.7%	30.2%	38.2%

		100.0%	100.0%	100.0%

(1) Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located in as of December 31, 2008:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	211	19.9%
2.	Florida	84	9.8%
3.	Illinois	39	6.6%
4.	North Carolina	62	6.1%
5.	California	26	5.2%
6.	Georgia	57	5.1%
7.	Pennsylvania	80	4.2%
8.	Indiana	37	4.2%
9.	Ohio	31	3.1%
10.	Tennessee	30	3.1%
	Other	348	32.7%

		1,005	100.0%

(1) Based on annualized base rent for all leases in place as of December 31, 2008.

Property Acquisitions.  The following table summarizes the Investment Properties acquired for each of the years ended December 31 (dollars in thousands):

	2008	2007	2006
Acquisitions:
Number of Investment Properties	109	235	213
Gross leasable area (square feet)	868,000	2,205,000	1,130,000
Total dollars invested(1)	$355,107	$696,682	$371,898

(1) Includes dollars invested on projects under construction for each respective year.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2008	2007	2006
Number of properties	19	37	30
Gross leasable area (square feet)	290,000	997,000	1,015,000
Net sales proceeds	$59,796	$146,041	$319,361
Net gain	$9,980	$56,625	$91,332

Property Analysis – Inventory Portfolio

General.  The following summarizes the number of properties held for sale in the Inventory Portfolio as of December 31:

	2008	2007	2006
Development Portfolio:
Completed Inventory Properties	11	8	11
Properties under construction	1	9	5
Land parcels	7	6	13

	19	23	29

Exchange Portfolio:
Inventory Properties	13	33	68

Total Inventory Properties	32	56	97

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2008	2007	2006
Development Portfolio:
Number of properties acquired	3	3	16
Dollars invested(1)	$9,545	$64,694	$82,524

Exchange Portfolio:
Number of properties acquired	4	23	77
Dollars invested	$19,994	$105,152	$118,553

Total dollars invested	$29,539	$169,846	$201,077

(1) Includes dollars invested on projects under construction for each respective year.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2008		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development(1)	6	$4,751	13	$5,125	9	$5,774
Exchange	19	4,607	58	5,888	55	3,892

	25	$9,358	71	$11,013	64	$9,666

(1) Net of minority interest.

Revenue from Continuing Operations Analysis

General.  During the year ended December 31, 2008, NNN’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). NNN anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

				Percent of Total			2008 Versus 2007 Percent Increase (Decrease)	2007 Versus 2006 Percent Increase (Decrease)
	2008	2007	2006	2008	2007	2006
Rental Income(1)	$210,402	$165,471	$119,327	92.9%	91.5%	88.0%	27.2%	38.7%
Real estate expense reimbursement from tenants	7,126	5,688	4,569	3.2%	3.1%	3.4%	25.3%	24.5%
Interest and other income from real estate transactions	4,352	4,834	4,436	1.9%	2.7%	3.3%	(10.0)%	9.0%
Interest income on commercial mortgage residual interests	4,636	4,882	7,268	2.0%	2.7%	5.3%	(5.0)%	(32.8)%

Total revenues from continuing operations	$226,516	$180,875	$135,600	100.0%	100.0%	100.0%	25.2%	33.4%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income.  NNN has identified two primary operating segments, and thus, sources of revenue: (i) earnings from NNN’s Investment Assets, and (ii) earnings from NNN’s Inventory Assets. NNN revenues from continuing operations come primarily from Investment Assets. The following table summarizes the revenues from continuing operations for each of the years ended December 31 (dollars in thousands):

				Percent of Total			2008 Versus 2007 Percent Increase (Decrease)	2007 Versus 2006 Percent Increase (Decrease)
	2008	2007	2006	2008	2007	2006
Investment Assets	$213,059	$164,698	$119,146	94.1%	91.1%	87.9%	29.4%	38.2%
Inventory Assets	13,457	16,177	16,454	5.9%	8.9%	12.1%	(16.8)%	(1.7)%

Total revenues	$226,516	$180,875	$135,600	100.0%	100.0%	100.0%	25.2%	33.4%

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007.

Rental Income.  Rental Income increased for the year ended December 31, 2008, as compared to the same period in 2007, primarily from the addition of 109 Investment Properties with an aggregate gross leasable area of 868,000 square feet. In addition, the increase in Rental Income is also attributable to a full year of Rental Income from the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007. The Investment Portfolio occupancy rate remained relatively stable during each of the years ended December 31, 2008 and 2007 with an average of approximately 97 percent and 98 percent, respectively.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants remained fairly consistent as a percentage of total revenues from continuing operations. The increase for the year ended December 31, 2008, as compared to 2007, was attributable to a full year of reimbursements from certain tenants acquired in 2007 and the reimbursements from newly acquired properties in 2008.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2008, as compared to 2007, primarily due to a decrease in interest income earned on the structured finance investments. For the years ended December 31, 2008 and 2007, the weighted average outstanding principal balance on NNN’s structured finance investments was $8,614,000 and $16,795,000, respectively.

Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) for the year ended December 31, 2008, as compared to December 31, 2007, decreased slightly as a result of lower outstanding loan balances. The decrease was partially offset by an increase in interest income due to the increase in the discount rate from 17% to 25% during the third quarter of 2007.

Gain from Disposition of Real Estate, Inventory Portfolio.  Inventory Properties typically are operating properties and are classified as discontinued operations. However, the gains on the sale of Inventory Properties which are sold prior to rent commencement are reported in continuing operations. The slight decrease in the gain from the disposition of real estate is solely dependent on respective sales price and cost basis of the Inventory Properties sold.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006.

Rental Income.  Rental Income increased for the year ended December 31, 2007, as compared to the same period in 2006, primarily from NNN’s acquisition of 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet during the year ended December 31, 2007. The Investment Portfolio occupancy rate remained relatively stable at an average of approximately 98 percent for each of the years ended December 31, 2007 and 2006.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants remained relatively consistent as a percentage of revenues from continuing operations. The increase for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was attributable to a full year of reimbursement from certain properties acquired in 2006 and the reimbursements from the newly acquired Investment Properties acquired in 2007.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions increased for the year ended December 31, 2007, as compared to the same period in 2006. This increase is primarily attributable to an increase in interest income on its mortgages and notes receivable. The aggregate principal balance of NNN’s mortgages and notes receivable at December 31, 2007 and 2006 was $51,556,000 and $17,227,000, respectively. The increase in interest income was partially offset by a lower weighted average outstanding principal balance on NNN’s structured finance investments during 2007. NNN recorded interest income on mortgages receivable and structured finance investments of $4,240,000 and $3,966,000 for the years ended December 31, 2007 and 2006, respectively.

Interest Income on Commercial Mortgage Residual Interests.  The decrease in interest income on the Residuals for the year ended December 31, 2007, as compared to 2006, is primarily the result of the amortization and pre-payments of the underlying notes.

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

Analysis of Expenses from Continuing Operations

General.  During 2008, operating expenses from continuing operations increased primarily as a result of the acquisition of additional properties. Operating expenses from continuing operations decreased as a percentage from NNN’s total revenues from continuing operations due to increased operating efficiencies. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2008	2007	2006
General and administrative	$24,868	$23,542	$24,007
Real estate	10,532	8,102	6,508
Depreciation and amortization	44,743	31,843	21,711
Impairment – real estate	-	416	-
Impairment – commercial mortgage residual interests valuation	758	638	8,779
Restructuring costs	-	-	1,580

Total operating expenses	$80,901	$64,541	$62,585

Interest and other income	$(3,748)	$(4,753)	$(3,816)
Interest expense	58,483	49,286	45,872
Loss on interest rate hedge	804	-	-

Total other expenses (revenues)	$55,539	$44,533	$42,056

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2008 Versus 2007 Percent Increase (Decrease)	2007 Versus 2006 Percent Increase (Decrease)
	2008	2007	2006	2008	2007	2006
General and administrative	30.8%	36.5%	38.4%	11.0%	13.0%	17.7%	5.6%	(1.9)%
Real estate	13.0%	12.6%	10.4%	4.6%	4.5%	4.8%	30.0%	24.5%
Depreciation and amortization	55.3%	49.3%	34.7%	19.8%	17.6%	16.0%	40.5%	46.7%
Impairment – real estate	-	0.6%	-	-	0.2%	-	(100.0)%	100.0%
Impairment – commercial mortgage residual interests valuation	0.9%	1.0%	14.0%	0.3%	0.4%	6.5%	18.8%	(92.7)%
Restructuring costs	-	-	2.5%	-	-	1.2%	-	-

Total operating expenses	100.0%	100.0%	100.0%	35.7%	35.7%	46.2%	25.3%	3.1%

Interest and other income	(6.7)%	(10.7)%	(9.1)%	(1.7)%	(2.6)%	(2.8)%	(21.1)%	24.6%
Interest expense	105.3%	110.7%	109.1%	25.8%	27.2%	33.8%	18.7%	7.4%
Loss of interest rate hedge	1.4%	-	-	0.4%	-	-	100.0%	-

Total other expenses (revenues)	100.0%	100.0%	100.0%	24.5%	24.6%	31.0%	24.7%	5.9%

Comparison of Year End December 31, 2008 to Year Ended December 31, 2007.

General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2008, as compared to the same period in 2007, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2008, is primarily related to an increase in lost pursuit costs.

Real Estate.  Real estate expenses remained fairly stable as a percentage of revenues from continuing operations, but increased slightly as a percentage of total operating expenses for the year ended December 31, 2008, as compared to the same period in 2007. The increase in real estate expenses for the year ended December 31, 2008, is primarily attributable to an increase in tenant reimbursable real estate expenses related to newly acquired Investment Properties as well as an increase in expenses related to vacant properties.

Depreciation and Amortization.  Depreciation and amortization expenses increased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the year ended December 31, 2008, as compared to the year ended December 31, 2007. The increase is primarily a result of the depreciation recognized on (i) the 109 Investment Properties with an aggregate gross leasable area of 868,000 square feet, acquired in 2008, and (ii) a full year of depreciation and amortization on the 235 Investment Properties with an aggregate gross leasable area of 2,205,000 square feet which were acquired during the year ended December 31, 2007.

Impairment – Real Estate.  NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. No real estate impairments were recorded during the year ended December 31, 2008. During the year ended December 31, 2007, NNN recorded real estate impairments totaling $416,000.

Impairment  –  Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2008 and 2007, NNN recorded an other than temporary valuation adjustment of $758,000 and $638,000, respectively, as a reduction of earnings from operations.

Interest Expense.  Interest expense increased for the year ended December 31, 2008, as compared to the same period in 2007, but decreased as a percentage of total operating expense and as a percentage of revenues from continuing operations. The increase in interest expenses is primarily attributable to an increase of $233,201,000 in weighted average long-term debt outstanding. The increase in interest expense was partially offset by an overall decrease in weighted average interest rate for 2008 as compared to 2007.

The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $25,000,000 of convertible notes payable with an effective interest rate of 3.95% in November 2008,
(ii)	issuance of $234,035,000 of convertible notes payable in March 2008, with an effective interest rate of 5.125%, due June 2028,
(iii)	payoff of the $100,000,000 7.125% notes payable in March 2008,
(iv)	payoff of the $12,000,000 secured note payable with stated interest rate of 10.00% in February 2008,
(v)	payoff of $26,041,000 10-year financing lease obligation with interest rate of 5.00% in November 2007,
(vi)	payoff of the $10,500,000 10.00% secured note in December 2007,
(vii)	payoff of the $20,800,000 variable rate term note in October 2007,
(viii)	repayment of mortgage in September 2007, with balance of $7,305,000 at December 31, 2006, and an interest rate of 7.37%,
(ix)	issuance of $250,000,000 of notes payable in September 2007, with an effective interest rate of 6.92% due in October 2017,
(x)	decrease of $5,403,000 in the weighted average debt outstanding on the revolving credit facility for the year ended December 31, 2008, as compared to the same period in 2007, and
(xi)	decrease in weighted average interest rate on the revolving credit facility from 6.24% for the period ended December 31, 2007, to 3.83% for the period ended December 31, 2008.

Comparison of Year End December 31, 2007 to Year Ended December 31, 2006.

General and Administrative.  General and administrative expenses decreased slightly for the year ended December 31, 2007, as compared to the same period in 2006; however, such expenses remained fairly consistent as a percentage of total operating expense from continuing operations. The decrease in general and administrative expenses for 2007 was primarily attributable to a decrease in expenses related to personnel compensation and a decrease in lost pursuit costs.

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

Impairment – Real Estate.  NNN reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the year ended December 31, 2007, NNN recorded real estate impairments totaling $416,000. No real estate impairments were recorded during the year ended December 31, 2006.

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

Interest Expense.  The increase in interest expense for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is primarily attributable to an increase of $126,164,000 in weighted average long-term debt outstanding. The increase in the weighted average long-term debt was due to the increase in dollars invested in Investment and Inventory Properties. The increase in interest expense was partially offset by an increase of $1,440,000 in the interest capitalized to construction projects in 2007, as well as by a decrease in the overall weighted average interest rate for 2007 as compared to 2006. The following represents the primary changes in debt:

(i)	issuance of $250,000,000 of notes payable in September 2007 with an effective interest rate of 6.92% due in October 2017,
(ii)	payoff of $26,041,000 10-year financing lease obligation with interest rate of 5.00% in November 2007,
(iii)	repayment of mortgage in September 2007 with balance of $7,305,000 at December 31, 2006 and an interest rate of 7.37%,
(iv)	the decrease in the weighted average debt outstanding on the revolving credit facility (decreased by $28,506,000),
(v)	issuance of $172,500,000 of convertible notes payable in September 2006 with an effective interest rate of 3.95% due in September 2026,

(vi)	payoff of the $20,800,000 variable rate term note in October 2007, which was assumed in connection with the acquisition of National Properties Corporation (“NAPE”) in June 2005,
(vii)	repayment of a mortgage in February 2006 with a balance of $18,538,000 at December 31, 2005 with an interest rate of 7.435%, and
(viii)	payoff of the $10,500,000 OAMI secured note payable in December 2007, with a stated interest rate of 10.00%.

Investment in Unconsolidated Affiliates

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV owns real estate assets leased to convenience store operators from unrelated third parties. NNN owns 15 percent interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interests. During the year ended December 31, 2007, in accordance with the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%. The loan balance was paid in full in November 2007. For the years ended December 31, 2008 and 2007, NNN recognized equity in earnings of $364,000 and $49,000, respectively, from NNN Crow JV. NNN manages the joint venture pursuant to a management agreement and earned certain fees of $531,000 and $21,000 for the years ended December 31, 2008 and 2007, respectively.

In October 2006, NNN sold its equity investment in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “Plaza”) for $10,239,000 and recognized a gain of $11,373,000. Plaza owned a 346,000 square foot office building, one floor of which serves as NNN’s headquarters office, and an interest in an adjacent parking garage. In connection with the sale, NNN was released as a guarantor of Plaza’s $14,000,000 unsecured promissory note. During the year ended December 31, 2006, NNN recognized equity in earnings of $122,000 from Plaza. NNN did not recognize earnings from Plaza during the years ended December 31, 2008 and 2007.

Earnings from Discontinued Operations

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired and any Investment Properties that were held for sale at December 31, 2008. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties which generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2008			2007			2006
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	19	$9,980	$12,476	37	$56,625	$67,583	30	$91,332	$114,298
Inventory Assets, net of minority interest	24	9,337	6,876	69	10,681	8,621	58	5,275	8,186

	43	$19,317	$19,352	106	$67,306	$76,204	88	$96,607	$122,484

NNN occasionally sells Investment Properties and may reinvest the proceeds of the sales to purchase new properties or pay down outstanding indebtedness.

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

Liquidity

General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable (including structured finance investments) and capital expenditures; (iv) payment of principal and interest on its outstanding indebtedness; and (v) other investments.

NNN expects to meet these requirements (other than amounts required for additional property investments, mortgages and notes receivables, including structured finance investments) through cash provided from operations and NNN’s $400,000,000 unsecured revolving credit facility (the “Credit Facility”). NNN utilizes the Credit Facility to meet its short-term working capital requirements. As of December 31, 2008, $26,500,000 was outstanding and approximately $373,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,265,000. NNN anticipates that any additional investments in properties, mortgages and notes receivables and structured finance investments during the next 12 months will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Below is a summary of NNN’s cash flows for each of the years ended December 31 (in thousands):

	2008	2007	2006
Cash and cash equivalents:
Provided by operating activities	$236,748	$129,634	$1,676
Used in investing activities	(256,304)	(536,717)	(90,099)
Provided by (used in) financing activities	(5,317)	432,907	81,864

Increase (decrease)	(24,873)	25,824	(6,559)
January 1	27,499	1,675	8,234

December 31	$2,626	$27,499	$1,675

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less general and administrative expenses, interest expense and acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the years ended December 31, 2008, 2007 and 2006, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the year ended December 31, 2008 included the following significant transactions:

•	$12,000,000 repayment of secured note payable with stated interest rate of 10.0% in February 2008,

•	$100,000,000 repayment of 7.125% notes payable in March 2008,

•	$228,576,000 in net proceeds from issuance of 2028 convertible notes payable,

•	$75,958,000 in net proceeds from the issuance of 3,450,000 shares of common stock in October 2008,

•	$110,107,000 in dividends paid to common stockholders,

•	$6,785,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred stock,

•	$103,300,000 in net payments from NNN’s Credit Facility,

•	$47,372,000 in net proceeds from the issuance of 2,146,640 common shares in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$19,188,000 in net payments on repurchase of $25,000,000 of 3.95% convertible notes payable due September 2026, and

•	$5,483,000 in minority interests distributions.

Financing Strategy.  NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements and providing value to NNN’s stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.

NNN typically funds its short-term liquidity requirements including investments in additional Investment Properties with cash from its Credit Facility. As of December 31, 2008, $26,500,000 was outstanding and approximately $373,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,265,000.

For the year ended December 31, 2008, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 40 percent and the secured indebtedness to total gross assets was approximately one percent. The total debt to total market capitalization was approximately 43 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2008. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2008.

	Expected Maturity Date (dollars in thousands)
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt(1)	$1,027,825	$1,001	$21,022	$148,598	$69,291	$234,898	$553,015
Credit Facility	26,500	-	26,500	-	-	-	-
Operating lease	5,422	865	891	917	945	973	831

Total contractual cash obligations(2)	$1,059,747	$1,866	$48,413	$149,515	$70,236	$235,871	$553,846

(1)	Includes amounts outstanding under the mortgages payable, secured notes payable, convertible notes payable and notes payable and excludes unamortized note discounts.
(2)	Excludes $7,608 of accrued interest payable.

In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands) as of December 31, 2008:

	# Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	21	$97,690	$70,451	$27,239
Inventory Portfolio	1	4,814	2,212	2,602

	22	$102,504	$72,663	$29,841

(1)	Including construction and land costs.

As of December 31, 2008, NNN had outstanding letters of credit totaling $1,265,000 under its Credit Facility.

As of December 31, 2008, NNN does not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Many of the Investment Properties are recently constructed and are generally net leased. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with NNN’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of January 31, 2009, NNN owns 34 vacant, unleased Investment Properties and two vacant land parcels which account for approximately four percent of total Investment Properties held in NNN’s Investment Portfolio. Additionally, two percent of the total gross leasable area of NNN’s Investment Portfolio is leased to three tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

In May 2008, one of NNN’s tenants, Uni-Mart, Inc. (“Uni-Mart”), which leased 69 Investment Properties and eight Inventory Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2008, Uni-Mart elected to reject the leases of 13 properties owned by NNN with total annual base rent of approximately $786,000. Additionally, in December 2008, Uni-Mart elected to reject an additional three properties. NNN has re-leased nine of the 16 properties as of December 31, 2008, and continues to market for re-lease or sale the remaining properties. In February 2009, Uni-Mart filed a motion to reject the leases of 38 additional properties. However, at NNN’s option, it may assume the in-place subleases to the existing convenience store operators, which approximate current existing rent. During the year ended December 31, 2008, NNN recorded $2,421,000 of income in connection with the Uni-Mart bankruptcy damage claim. NNN does not believe Uni-Mart’s Chapter 11 filing will have a material adverse effect on its operations and financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2008, 2007 and 2006, NNN declared and paid dividends to its common stockholders of $110,107,000, $92,989,000, and $76,035,000, respectively, or $1.48, $1.40 and $1.32 per share, respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2008		2007		2006
Ordinary dividends	$1.480000	100.000%	$1.397402	99.8144%	$1.150780	87.1803%
Qualified dividends	-	-	0.000414	0.0296%	-	-
Capital gain	-	-	0.002184	0.1560%	0.150261	11.3834%
Unrecaptured Section 1250 Gain	-	-	-	-	0.018959	1.4363%
Nontaxable distributions	-	-	-	-	-	-

	$1.480000	100.000%	$1.400000	100.0000%	$1.320000	100.0000%

In February 2009, NNN paid dividends to its common stockholders of $29,313,000, or $0.375 per share of common stock.

Holders of each of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines each issuance of NNN’s preferred stock (dollars in thousands, except per share data):

Non Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2008	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)	Dividends Declared and Paid For the Year Ended December 31,
				2008		2007		2006
				Total	Per Share	Total	Per Share	Total	Per Share
9% Series A(1)	-	$25.00	$25.00000	$-	$-	$-	$-	$4,376	$2.456250

6.7% Series B Convertible(2)	-	2,500.00	167.50000	-	-	-	-	419	41.875000

7.375% Series C(3)	3,680,000	25.00	1.84375	6,785	1.84375	6,785	1.84375	923	0.250955

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
(3)

In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock. See “Capital Resources – Debt and Equity Securities.”

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, from internally generated funds. Cash needs for other items have been met from operations. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2008	Percentage of Total	2007	Percentage of Total
Line of credit payable	$26,500	2.5%	$129,800	12.2%
Mortgages payable	26,290	2.5%	27,480	2.6%
Notes payable – secured	—	—	12,000	1.1%
Notes payable – convertible	381,535	36.2%	172,500	16.3%
Notes payable	618,479	58.8%	718,290	67.8%

Total outstanding debt	$1,052,804	100.0%	$1,060,070	100.0%

Line of Credit Payable.  In October 2007, NNN exercised the $100,000,000 accordion feature of its existing revolving Credit Facility increasing the borrowing capacity to $400,000,000 from $300,000,000. Additionally, in October 2008, NNN exercised the option to extend the maturity date by twelve months from May 2009 to May 2010. The current terms of the Credit Facility provide for (i) a tiered interest rate structure of a maximum of 112.5 basis points above LIBOR (as a result of an upgrade in NNN’s debt rating in June 2008, NNN’s current interest rate is 65 basis points above

LIBOR), (ii) requires NNN to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of NNN, the current commitment fee is 20 basis points), (iii) provides for a competitive bid option for up to 50 percent of the facility amount, and (iv) expires on May 8, 2010. The principal balance is due in full upon expiration. As of December 31, 2008, $26,500,000 was outstanding and approximately $373,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,265,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2008, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, its access to the debt or equity markets may become impaired.

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

In December 2008, upon maturity, NNN repaid the outstanding principal balance on a self-amortizing mortgage which had an original principal balance of $1,916,000 and was secured by a first mortgage on one Investment Property. Upon repayment of the loan, the encumbered Investment Property was released from the mortgage. As of December 31, 2007, the outstanding principal balance was $263,000 with an interest rate of 8.25%.

Notes Payable – Secured.  In February 2008, NNN repaid the outstanding principal amount on its secured note payable. NNN repaid the outstanding balance of the note payable with restricted cash that was released in December 2007. The note had an outstanding principal balance of $12,000,000 at December 31, 2007, a stated interest rate of 10.0% and an original maturity date of June 2008.

In December 2007, NNN repaid the outstanding principal balance of $10,500,000 on one of its secured notes which had an interest rate of 10.00%. NNN repaid the outstanding balance of the note with the restricted cash that was released in December 2007.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Convertible Senior Notes	Issue Date	Original Principal	Net Proceeds	Effective Interest Rate	Debt Issuance Costs		Earliest Conversion Date	Earliest Put Option Date	Maturity Date
2026(1)(2)(4)	September 2006	$172,500	$168,650	3.950%	$3,850	(3)	September 2025	September 2011	September 2026
2028(2)(5)	March 2008	234,035	228,576	5.125%	5,459		June 2027	June 2013	June 2028

(1)	NNN repurchased $25,000 in November 2008 for a purchase price of $19,188.
(2)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $356 of note costs which were written off in connection with the repurchase of $25,000 of the 2026 Notes.
(4)	The conversion rate per $1,000 principal amount was 41.2951 shares of NNN’s common stock, which is equivalent to a conversion price of $24.2159 per share of common stock.
(5)	The conversion rate per $1,000 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of approximately $25.42 per share of common stock.

Each series of convertible notes represents senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

Notes Payable. Each of NNN’s outstanding series of non-convertible notes are summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2010(1)	September 2000	$20,000	$126	$19,874	8.500%	8.595%	September 2010
2012(1)	June 2002	50,000	287	49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount and interest rate hedge (as applicable).
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

Each series of notes represent senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

In connection with the note offerings, NNN incurred debt issuance costs totaling $5,459,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2008, NNN was in compliance with those covenants. In the event that NNN violates any of the certain restrictive financial covenants, its access to the debt or equity markets may become impaired.

In addition, in connection with the acquisition of NAPE, NNN assumed a $20,800,000 term note payable (“Term Note”). In October 2007, NNN repaid the outstanding principal balance on its $20,800,000 Term Note. The Term Note had a weighted interest rate of 6.62% as of December 2006.

In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008.

Debt and Equity Securities

NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. NNN has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investor Service and Fitch Ratings on its senior, unsecured debt since 1998. In June 2008, NNN’s debt rating was upgraded by Moody’s Investor Service. Immediately following the filing of this Annual Report on Form 10-K, NNN expects to file a shelf registration statement with the Commission which will be automatically effective and which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

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

In January 2007, NNN used $44,540,000 of the net proceeds from the offering to redeem the Series A Preferred Stock; and the remainder of the net proceeds were used to repay borrowings under the Credit Facility.

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

In October 2007, NNN issued 4,000,000 shares of common stock at a price of $25.94 per share and received net proceeds of $99,150,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $4,874,000 consisting primarily of underwriters’ fees and commissions, legal and accounting fees. In October 2007, NNN used a portion of the net proceeds to repay the outstanding principal balance on its term note.

In October 2008, NNN issued 3,450,000 shares of common stock in a registered, underwritten public offering at a price of $23.05 per share and received net proceeds of $75,958,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $3,565,000 consisting primarily of underwriters’ fees and commissions, legal and accounting fees. NNN used the net proceeds to repay borrowings under the Credit Facility and to acquire Investment Properties.

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”), which permits the issuance by NNN of up to 12,191,394 shares of common stock. The DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP for each of the years ended December 31 (dollars in thousands):

	2008	2007
Shares of common stock	2,146,640	2,645,257
Net proceeds	$47,372	$62,980

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Investment in Unconsolidated Affiliates.

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV owns real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. During the year ended December 31, 2007, in accordance with the terms of the joint venture agreement, NNN loaned $2,749,000 to the joint venture at an interest rate of 7.75%. The loan balance was paid in full in November 2007 (see Note 4).

Mortgages and Notes Receivable.

Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2008	2007
Mortgages and notes receivable	$55,495	$58,556
Structured finance investments	4,514	14,359
Accrued interest receivables	387	578
Unamortized premium	84	165

	60,480	73,658
Less loan origination fees, net	(8)	(100)
Less allowance	-	(396)

	$60,472	$73,162

Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate.

Commercial Mortgage Residual Interests.

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted carrying value of the Residuals to reflect such fair value at December 31, 2008. The adjustments in the Residuals’ were recorded as an aggregate other than temporary valuation impairment of $758,000 and $638,000, for the years ended December 31, 2008 and 2007, respectively. NNN recorded $2,009,000 of unrealized gains and $326,000 of unrealized losses as other comprehensive income for the years ended December 31, 2008 and 2007, respectively.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest changes primarily as a result of its Credit Facility and its long-term, fixed rate debt used to finance NNN’s development and acquisition activities, and for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2008, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2008 and 2007. The table presents principal cash flows and related interest rates by year for debt obligations outstanding as of December 31, 2008. The variable interest rates shown represent the weighted average rates for the Credit Facility at the end of the periods. The table incorporates only those debt obligations that exist as of December 31, 2008, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased approximately one percent for the year ended December 31, 2008.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2009	$-	-	$1,001	7.02%	$-	-
2010	26,500	3.83%	1,022	7.02%	19,970	8.60%
2011	-	-	1,098	7.00%	147,500	3.95%
2012	-	-	19,291	6.99%	49,876	7.83%
2013	-	-	863	7.34%	-	-
Thereafter	-	-	3,015	7.33%	782,668	6.05%

Total	$26,500	3.83%	$26,290	7.02%	$1,000,014	5.88%

Fair Value:
December 31, 2008	$26,500		$26,290		$728,757

December 31, 2007(3)	$129,800		$27,480		$921,507

(1)     The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon NNN’s debt rating.

(2)     Includes NNN’s notes payable, net of unamortized note discounts, and convertible notes payable. NNN uses Bloomberg to determine the fair value.

(3)     In February 2008, NNN repaid the outstanding principal balance on its notes payable – secured debt. As of December 31, 2007, the outstanding notes payable – secured debt obligations and the fair value of such was $12,000 with a 10.0% interest rate.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $22,000,000 and $24,340,000 as of December 31, 2008 and December 31, 2007, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and are reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc. and Subsidiaries

We have audited National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Retail Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009, expressed an unqualified opinion thereon.

Miami, Florida

February 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

National Retail Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Retail Properties Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009, expressed an unqualified opinion thereon.

Miami, Florida

February 26, 2009

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2008	December 31, 2007
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,357,894	$2,055,846
Accounted for using the direct financing method	31,240	37,497
Real estate, Inventory Portfolio, held for sale	101,106	248,611
Investment in unconsolidated affiliate	4,927	4,139
Mortgages, notes and accrued interest receivable, net of allowance	60,472	73,162
Commercial mortgage residual interests	22,000	24,340
Cash and cash equivalents	2,626	27,499
Receivables, net of allowance of $4,003 and $1,582, respectively	3,612	3,818
Accrued rental income, net of allowance of $4,144 and $3,077, respectively	23,972	24,652
Debt costs, net of accumulated amortization of $12,975 and $13,424, respectively	11,233	8,548
Other assets	30,280	31,493

Total assets	$2,649,362	$2,539,605

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$26,500	$129,800
Mortgages payable	26,290	27,480
Notes payable – secured	-	12,000
Notes payable – convertible	381,535	172,500
Notes payable, net of unamortized discount of $1,521 and $1,710, respectively	618,479	718,290
Accrued interest payable	7,608	11,243
Other liabilities	45,526	58,673

Total liabilities	1,105,938	1,129,986

Commitments and contingencies (Note 27)

Minority interest	1,215	2,334

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 78,415,051 and 72,527,729 shares issued and outstanding at December 31, 2008 and 2007, respectively	784	725
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,302,351	1,175,364
Retained earnings (accumulated dividends in excess of net earnings)	143,789	137,599
Accumulated other comprehensive income	3,285	1,597

Total stockholders’ equity	1,542,209	1,407,285

	$2,649,362	$2,539,605

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Rental income from operating leases	$206,195	$160,826	$115,574
Earned income from direct financing leases	3,103	3,221	3,201
Percentage rent	1,104	1,424	552
Real estate expense reimbursement from tenants	7,126	5,688	4,569
Interest and other income from real estate transactions	4,352	4,834	4,436
Interest income on commercial mortgage residual interests	4,636	4,882	7,268

	226,516	180,875	135,600

Disposition of real estate, Inventory Portfolio:
Gross proceeds	4,900	1,750	36,705
Costs	(4,879)	(1,418)	(28,705)

Gain	21	332	8,000

Operating expenses:
General and administrative	24,868	23,542	24,007
Real estate	10,532	8,102	6,508
Depreciation and amortization	44,743	31,843	21,711
Impairment – real estate, Inventory Portfolio	-	416	-
Impairment – commercial mortgage residual interests valuation	758	638	8,779
Restructuring costs	-	-	1,580

	80,901	64,541	62,585

Earnings from operations	145,636	116,666	81,015

Other expenses (revenues):
Interest and other income	(3,748)	(4,753)	(3,816)
Interest expense	58,483	49,286	45,872
Loss on interest rate hedge	804	-	-

	55,539	44,533	42,056

Earnings from continuing operations before income tax benefit, minority interest, equity in earnings of unconsolidated affiliates, gain on disposition of equity investment and gain on extinguishment of debt	90,097	72,133	38,959

Income tax benefit	7,501	8,536	11,231
Minority interest	304	188	(1,664)
Equity in earnings of unconsolidated affiliates	364	49	122
Gain on disposition of equity investment	-	-	11,373
Gain on extinguishment of debt	5,464	-	-

Earnings from continuing operations	103,730	80,906	60,021
Earnings from discontinued operations:
Real estate, Investment Portfolio (Note 18)	12,476	67,583	114,298
Real estate, Inventory Portfolio, net of income tax expense and minority interest (Note 18)	6,876	8,621	8,186

	19,352	76,204	122,484

Net earnings	123,082	157,110	182,505
Other comprehensive income	1,688	(3,622)	5,219

Total comprehensive income	$124,770	$153,488	$187,724

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Net earnings	$123,082	$157,110	$182,505
Series A preferred stock dividends	-	-	(4,376)
Series B convertible preferred stock dividends	-	-	(419)
Series C preferred stock dividends	(6,785)	(6,785)	(923)

Net earnings available to common stockholders – basic	116,297	150,325	176,787
Series B convertible preferred stock dividends, if dilutive	-	-	419

Net earnings available to common stockholders – diluted	$116,297	$150,325	$177,206

Net earnings per share of common stock:
Basic:
Continuing operations	$1.31	$1.12	$0.94
Discontinued operations	0.26	1.15	2.14

Net earnings	$1.57	$2.27	$3.08

Diluted:
Continuing operations	$1.30	$1.11	$0.94
Discontinued operations	0.26	1.15	2.11

Net earnings	$1.56	$2.26	$3.05

Weighted average number of common shares outstanding:
Basic	74,249,137	66,152,437	57,428,063

Diluted	74,521,909	66,407,530	58,079,875

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

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

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – CONTINUED

Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series B Convertible Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Dividends in Excess of Net Earnings)	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2006	$44,540	$-	$92,000	$598	$873,885	$80,263	$5,219	$1,096,505

Net earnings	-	-	-	-	-	157,110	-	157,110
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	-	-	(6,785)	-	(6,785)
$1.40 per share of common stock	-	-	-	6	13,947	(92,989)	-	(79,036)
Redemption of 1,781,589 shares of Series A preferred stock	(44,540)	-	-	-	-	-	-	(44,540)
Issuance of common stock:
9,861,323 shares	-	-	-	98	247,643	-	-	247,741
2,054,805 shares – discounted stock purchase program	-	-	-	21	49,006	-	-	49,027
Issuance of 198,119 shares of restricted common stock	-	-	-	2	(2)	-	-	-
Stock issuance costs	-	-	-	-	(11,206)	-	-	(11,206)
Amortization of deferred compensation	-	-	-	-	2,091	-	-	2,091
Interest rate hedge termination	-	-	-	-	-	-	(3,119)	(3,119)
Amortization of interest rate hedges	-	-	-	-	-	-	(309)	(309)
Unrealized loss – commercial mortgage residual interests	-	-	-	-	-	-	(326)	(326)
Stock value adjustment	-	-	-	-	-	-	132	132

Balances at December 31, 2007	$-	$-	$92,000	$725	$1,175,364	$137,599	$1,597	$1,407,285

Net earnings	-	-	-	-	-	123,082	-	123,082
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	-	-	(6,785)	-	(6,785)
$1.48 per share of common stock	-	-	-	4	8,472	(110,107)	-	(101,631)
Issuance of common stock:
3,523,285 shares	-	-	-	35	80,633	-	-	80,668
1,753,201 shares – discounted stock purchase program	-	-	-	18	38,878	-	-	38,896
Issuance of 217,397 shares of restricted common stock	-	-	-	2	(2)	-	-	-
Stock issuance costs	-	-	-	-	(3,582)	-	-	(3,582)
Amortization of deferred compensation	-	-	-	-	2,588	-	-	2,588
Interest rate hedge termination	-	-	-	-	-	-	(162)	(162)
Amortization of interest rate hedges	-	-	-	-	-	-	(109)	(109)
Unrealized gain – commercial mortgage residual interests	-	-	-	-	-	-	2,009	2,009
Stock value adjustment	-	-	-	-	-	-	(50)	(50)

Balances at December 31, 2008	$-	$-	$92,000	$784	$1,302,351	$143,789	$3,285	$1,542,209

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$123,082	$157,110	$182,505
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	2,588	2,091	3,170
Depreciation and amortization	45,402	32,976	24,524
Impairment – real estate	5,660	1,970	693
Impairment – commercial mortgage residual interests valuation	758	638	8,779
Amortization of notes payable discount	189	164	137
Amortization of deferred interest rate hedges	(162)	(309)	(345)
Equity in earnings of unconsolidated affiliates	(364)	(49)	(122)
Distributions received from unconsolidated affiliates	439	30	864
Minority interests	2,818	1,143	2,622
Gain on disposition of real estate, Investment Portfolio	(9,980)	(56,625)	(91,165)
Gain on disposition of equity investment	-	-	(11,373)
Gain on extinguishment of debt	(5,464)	-	-
Gain on disposition of real estate, Inventory Portfolio	(12,665)	(12,133)	(13,781)
Deferred income taxes	(5,593)	(4,590)	(8,366)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(33,745)	(165,160)	(195,956)
Proceeds from disposition of real estate, Inventory Portfolio	128,785	160,173	101,324
Decrease in real estate leased to others using the direct financing method	1,195	2,130	2,982
Decrease (increase) in work in process	47	(4,217)	(3,315)
Decrease (increase) in mortgages, notes and accrued interest receivable	(217)	(301)	795
Decrease in receivables	243	3,924	642
Increase in accrued rental income	(978)	(2,631)	(5,777)
Decrease (increase) in other assets	951	3,615	(520)
Increase (decrease) in accrued interest payable	(3,635)	5,254	450
Increase (decrease) in other liabilities	(1,463)	4,510	1,951
Increase (decrease) in current tax liability	(1,143)	(79)	958

Net cash provided by operating activities	236,748	129,634	1,676

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	60,027	136,295	222,778
Proceeds from the disposition of equity investment	-	-	10,239
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(352,618)	(677,101)	(351,100)
Accounted for using the direct financing method	-	-	(1,449)
Investment in unconsolidated affiliates	(901)	(4,156)	-
Increase in mortgages and notes receivable	(29,934)	(44,888)	(18,371)
Principal payments on mortgages and notes	64,589	19,862	39,075
Cash received from commercial mortgage residual interests	3,591	6,208	16,885
Restricted cash	-	36,587	(6,396)
Payment of lease costs	(922)	(2,912)	(2,790)
Other	(136)	(6,612)	1,030

Net cash used in investing activities	(256,304)	(536,717)	(90,099)

See accompanying notes to consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from financing activities:
Proceeds from line of credit payable	$516,000	$662,300	$379,000
Repayment of line of credit payable	(619,300)	(560,500)	(513,300)
Repayment of mortgages payable	(1,190)	(8,412)	(20,241)
Proceeds from notes payable – convertible	234,035	-	172,500
Repayment of notes payable – secured	(12,000)	(33,300)	-
Proceeds from notes payable	-	249,122	-
Repayment of notes payable	(100,000)	-	(3,750)
Repayment of notes payable – convertible	(19,188)	-	-
Payment of interest rate hedge	-	(3,228)	-
Payment of debt costs	(5,813)	(2,453)	(3,864)
Repayment of financing lease obligation	-	(26,007)	-
Proceeds from issuance of common stock	128,039	310,721	70,392
Proceeds from issuance of preferred stock	-	-	88,902
Redemption of 1,781,589 shares of Series A preferred stock	-	(44,540)	-
Payment of Series A preferred stock dividends	-	-	(4,376)
Payment of Series B convertible preferred stock dividends	-	-	(419)
Payment of Series C preferred stock dividends	(6,785)	(6,785)	(923)
Payment of common stock dividends	(110,107)	(92,989)	(76,039)
Minority interest distributions	(5,483)	(62)	(5,817)
Minority interest contributions	41	155	2
Stock issuance costs	(3,566)	(11,115)	(203)

Net cash provided (used in) by financing activities	(5,317)	432,907	81,864

Net increase (decrease) in cash and cash equivalents	(24,873)	25,824	(6,559)
Cash and cash equivalents at beginning of year	27,499	1,675	8,234

Cash and cash equivalents at end of year	$2,626	$27,499	$1,675

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$69,395	$51,824	$50,774

Taxes paid	$3,441	$1,375	$1,137

Supplemental disclosure of non-cash investing and financing activities:
Issued 225,517, 211,118 and 79,500 shares of restricted and unrestricted common stock in 2008, 2007 and 2006, respectively, pursuant to NNN’s performance incentive plan	$3,796	$4,323	$1,763

Converted 10,000 shares of Series B convertible preferred stock to 1,293,996 shares of common stock in 2006	$-	$-	$25,000

Issued 12,766, 7,750 and 14,062 shares of common stock in 2008, 2007 and 2006, respectively to directors pursuant to NNN’s performance incentive plan	$262	$182	$307

Issued 26,879, 16,346 and 33,379 shares of common stock in 2008, 2007 and 2006, respectively pursuant to NNN’s Deferred Director Fee Plan	$449	$331	$655

Surrender of 2,520 and 8,600 shares of restricted common stock in 2008 and 2007, respectively	$58	$182	$-

Dividends on unvested restricted stock shares	$-	$-	$4

Change in other comprehensive income	$1,688	$(3,622)	$5,219

Change in lease classification	$300	$-	$885

Transfer of real estate from Inventory Portfolio to Investment Portfolio	$29,948	$14,845	$12,933

Note and mortgage notes receivable accepted in connection with real estate transactions	$24,245	$9,747	$1,582

Assignment of mortgage payable in connection with the disposition of real estate	$-	$-	$95,000

Interest rate hedge	$-	$109	$-

Real estate acquired in connection with foreclosure	$2,497	$-	$-

See accompanying notes to consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable REIT subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) on the consolidated balance sheets and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of December 31, 2008, NNN owned 1,005 Investment Properties, with an aggregate gross leasable area of 11,251,000 square feet, located in 44 states. In addition, as of December 31, 2008, NNN’s Investment Assets included $60,472,000 in mortgages, notes and interest receivable (including structured finance investments) and $22,000,000 in commercial mortgage residual interests. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2008, the TRS owned 32 Inventory Properties.

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

The TRS develops real estate through various joint venture development affiliate agreements. NNN consolidates the joint venture development entities listed in the table below based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a minority interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of December 31, 2008:

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

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, LP (see Note 4).

Real Estate – Investment Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the relative fair values of these assets. The as-if-vacant fair value of a property is provided to management by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term.

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

Real Estate – Inventory Portfolio – The TRS acquires and/or develops and owns properties for the purpose of selling the real estate. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the TRS. The TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the TRS classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated.

Impairment – Real Estate – Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

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

Commercial Mortgage Residual Interests, at Fair Value – Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The commercial mortgage residual interests were acquired in connection with the acquisition of 78.9 percent equity interest of Orange Avenue Mortgage Investments, Inc. (“OAMI”). NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. Certain of the commercial mortgage residual interests were pledged as security for notes payable.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the years ended December 31:

	2008	2007	2006
Weighted average number of common shares outstanding	74,732,844	66,519,519	57,698,533
Unvested restricted stock	(483,707)	(367,082)	(270,470)

Weighted average number of common shares outstanding used in basic earnings per share	74,249,137	66,152,437	57,428,063

Weighted average number of common shares outstanding used in basic earnings per share	74,249,137	66,152,437	57,428,063
Effect of dilutive securities:
Restricted stock	177,678	143,550	114,367
Common stock options	35,900	69,040	107,909
Assumed conversion of Series B convertible preferred stock to common stock	-	-	400,607
Directors’ deferred fee plan	59,194	42,503	28,929

Weighted average number of common shares outstanding used in diluted earnings per share	74,521,909	66,407,530	58,079,875

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

Stock-Based Compensation – On January 1, 2006, NNN adopted the provisions of SFAS No. 123 (R), “Share-Based Payments” (“SFAS 123R”), under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with SFAS 123R, NNN estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period. Adoption of SFAS 123R did not have a significant impact on NNN’s earnings from continuing operations, net earnings, cash flow from operations, cash flow from financing activities and basic and diluted earnings per share for the years following the adoption of SFAS 123R provisions.

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its real estate investment trust taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2008, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

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

New Accounting Standards – In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) the objective of which is to improve and simplify the accounting for business combinations. This statement requires the new acquiring entity to recognize all assets acquired and liabilities assumed in business combination transactions; establishes an acquisition-date fair value for said assets and liabilities; and requires full disclosure of the financial effect of the acquisition. SFAS 141(R) excludes joint ventures and common control transactions. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, and should be applied prospectively. The adoption of SFAS 141(R) will not have a significant impact on NNN’s financial position or results of operations.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment to Accounting Research Board No. 51. The objective of SFAS 160 is to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and should be applied prospectively. The adoption of SFAS 160 will not have a significant impact on NNN’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”), to provide guidance for determining whether or not these transactions should be considered a linked transaction for the purposes of assessing whether sale accounting is appropriate under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). For transactions within its scope, FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, as a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS 140. This FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The adoption of FSP 140-3 will not have a significant impact on NNN’s financial position or results of operations.

In March 2008, FASB issued SFAS No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements. The statement requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and the cross referencing in footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective prospectively for the financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The adoption of SFAS 161 will not have a significant impact on NNN’s financial position or results of operations.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 requires the debt component to be recorded based upon the estimated fair value of similar non-convertible debt. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 will become effective beginning in NNN’s first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. The adoption of FSP APB 14-1 is expected to result in the recognition of additional non-cash interest expense of approximately $5.5 and $2.6 million for the years ended December 31, 2008 and 2007, respectively, and $6.0 million for the year ending December 31, 2009.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities. SFAS 162 became effective 60 days following the Commission’s approval on September 16, 2008 of the Public Company Accounting Oversight Board Auditing (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have an impact on NNN’s financial position or results of operations.

In June 2008, FASB issued FSP No. EITF 03-6-1, “Determining whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method as discussed in SFAS No. 128, “Earnings Per Share.” This FSP is effective for financial statements issued for the fiscal years beginning after December 15, 2008 and interim periods within those years. All prior period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provision of this FSP. The adoption of this FSP will not have a significant impact on NNN’s financial position or results of operations.

In September 2008, FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 133-1 amends SFAS 133 and FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees.” The objective of this FSP is to require additional disclosures in order to adequately address the potential adverse effects of changes in credit risk on financial position, financial performance, and cash flows of the sellers of credit derivatives and certain guarantees. The provisions of FSP 133-1 is effective for reporting periods (annual or interim) ending after November 15, 2008, and earlier application is encouraged to facilitate comparisons at initial adoption. This FSP requires comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP 133-1 will not have a significant impact on NNN’s financial position or results of operations.

In October 2008, FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”) in order to provide clarity and give examples on how fair market value should be determined in an illiquid or non-active market. The FSP is effective upon issuance and for prior periods for which financial statements have not been issued. FSP 157-3 requires that revisions resulting from a change in valuation technique or application shall be accounted for as a change in accounting estimate under SFAS No. 154, “Accounting Changes and Error Corrections.” The adoption of FSP 157-3 did not have a significant impact on NNN’s financial position or results of operations.

In December 2008, FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP 140-4”). Among other requirements, this FSP calls for public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, and earlier application is encouraged. The adoption of FSP 140-4 will not have a significant impact on NNN’s financial position or results of operations.

In November 2008, FASB ratified EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies accounting and impairment considerations involving equity method investments after the effective date of both SFAS 141(R) and SFAS 160. EITF 08-6 addresses questions relating to how revised business combinations and non-controlling interests in accounting will impact equity method investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008, and for interim periods within those fiscal years. The adoption of EITF 08-6 will not have a significant impact on NNN’s financial position or results of operations.

In November 2008, FASB ratified EITF No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary” (“EITF 08-8”). EITF 08-8 clarifies whether a financial instrument, within the scope of this Issue, is not precluded from being indexed to an entity’s stock in the parent’s consolidated financial statements. EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and for interim periods in those fiscal years. The adoption of EITF 08-8 will not have a significant impact on NNN’s financial position or results of operations.

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

Note 2 – Real Estate – Investment Portfolio:

Leases – NNN generally leases its Investment Properties to established tenants. As of December 31, 2008, 990 of the Investment Property leases have been classified as operating leases and 20 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of six of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2009 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of December 31, 2008, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2008	2007
Land and improvements	$1,057,757	$938,804
Buildings and improvements	1,406,121	1,201,999
Leasehold interests	2,532	2,532

	2,466,410	2,143,335
Less accumulated depreciation and amortization	(146,296)	(111,087)

	2,320,114	2,032,248
Work in progress	40,785	25,556

	2,360,899	2,057,804
Less impairment	(3,005)	(1,958)

	$2,357,894	$2,055,846

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2008, 2007 and 2006, NNN recognized collectively in continuing and discontinued operations, $1,020,000, $2,672,000, and $3,160,000, respectively, of such income. At December 31, 2008 and 2007, the balance of accrued rental income, net of allowances of $4,144,000 and $3,077,000, respectively, was $23,972,000 and $24,652,000, respectively.

In connection with the development of 21 Investment Properties, NNN has agreed to fund construction commitments (including construction and land costs) of $97,690,000. As of December 31, 2008, NNN has funded $70,451,000 of this commitment, with $27,239,000 remaining to be funded.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2008 (dollars in thousands):

2009	$214,251
2010	210,574
2011	206,562
2012	201,508
2013	193,143
Thereafter	1,880,833

$2,906,871

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

Investment Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2008	2007
Minimum lease payments to be received	$43,275	$54,967
Estimated unguaranteed residual values	11,755	13,622
Less unearned income	(23,790)	(31,092)

Net investment in direct financing leases	$31,240	$37,497

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2008 (dollars in thousands):

2009	$4,339
2010	4,358
2011	4,343
2012	4,370
2013	4,319
Thereafter	21,546

$43,275

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (See Real Estate – Accounted for Using the Operating Method).

Impairments – Real Estate – As a result of NNN’s review of long-lived assets including identifiable intangible assets, NNN recognized the following impairments for each of the years ended December 31 (dollars in thousands):

	2008	2007	2006
Continuing operations:
Real estate	$-	$128	$-
Intangibles(1)	-	288	-

	-	416	-
Discontinued operations:
Real estate	1,730	710	693

	$1,730	$1,126	$693

(1) Included in Other Assets on the Consolidated Balance Sheets.

Note 3 – Real Estate – Inventory Portfolio:

As of December 31, 2008, the TRS owned 32 Inventory Properties: 24 completed inventory, one under construction and seven land parcels. As of December 31, 2007, the TRS owned 56 Inventory Properties: 41 completed inventory, nine under construction and six land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	2008	2007
Inventory:
Land	$25,901	$65,983
Building	59,480	140,970

	85,381	206,953
Construction projects:
Land	19,031	30,477
Work in process	1,469	12,025

	20,500	42,502
Less impairment	(4,775)	(844)

	$101,106	$248,611

In connection with the development of one Inventory Property by the TRS, NNN has agreed to fund construction commitments (including construction and land costs) of $4,814,000. As of December 31, 2008, NNN has funded $2,212,000 of this commitment, with $2,602,000 remaining to be funded.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2008		2007		2006
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	1	$21	2	$332	6	$8,000
Minority interest		(10)		-		(3,609)

Total continuing operations		11		332		4,391

Discontinued operations	24	12,315	69	10,957	58	5,590
Intersegment eliminations		329		844		190
Minority interest		(3,297)		(1,120)		(505)

Total discontinued operations		9,347		10,681		5,275

	25	$9,358	71	$11,013	64	$9,666

Note 4 – Investments in Unconsolidated Affiliates:

Crow Holdings.  In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P. NNN Crow JV owns real estate assets leased to convenience store operators from unrelated third parties. NNN owns a 15 percent equity interest in the joint venture which it accounts for under the equity method of accounting. Net income and losses of the joint venture are allocated to the members in accordance with their respective percentage interest. For the year ended December 31, 2008 and 2007, NNN recognized equity in earnings of $364,000 and $49,000, respectively, for NNN Crow JV. NNN manages the joint venture pursuant to a management agreement and earned certain fees of $531,000 and $21,000 for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2007, in accordance with the terms of the joint venture agreement, NNN loaned $2,749,000 to NNN Crow JV at an interest rate of 7.75%. The loan balance was repaid in full in November 2007.

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

During the year ended December 31, 2006, NNN received $1,042,000 in distributions from Plaza and recognized earnings from Plaza of $122,000. NNN did not receive any distributions or recognize earnings from Plaza during the years ended December 31, 2008 and 2007.

Since November 1999, NNN has leased its headquarters office space from Plaza. NNN’s lease expires in October 2014. In October 2006, NNN amended its lease with Plaza to reduce the square footage leased by NNN. During the years ended December 31, 2008, 2007 and 2006, NNN incurred rental expenses in connection with the lease of $981,000, $938,000 and $1,024,000, respectively. In May 2000, NNN subleased a portion of its office space to affiliates of James M. Seneff, Jr. In October 2006, NNN terminated these subleases in connection with NNN’s amendment. During the year ended December 31, 2006, NNN earned $337,000 in rental and accrued rental income from these affiliates.

The following is a schedule of NNN’s future minimum lease payments related to the office space leased from Plaza at December 31, 2008 (dollars in thousands):

2009	$865
2010	891
2011	917
2012	945
2013	973
Thereafter	831

$5,422

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. NNN has the option to renew its lease with Plaza for three successive five-year periods subject to similar terms and conditions as the initial lease.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2008	2007
Mortgages and notes receivable	$55,495	$58,556
Structured finance investments	4,514	14,359
Accrued interest receivables	387	578
Unamortized premium	84	165

	60,480	73,658
Less loan origination fees, net	(8)	(100)
Less allowance	-	(396)

	$60,472	$73,162

Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate.

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

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, the independent valuation increased the discount rate from 17% to 25% during the third quarter in 2007. In 2006, as a result of the increase in historical prepayments the independent valuation changed the assumption in future prepayments.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2008	2007	2006
Unrealized gains	$2,009	$-	$-
Unrealized losses	-	326	-
Other than temporary valuation impairment	758	638	8,779

The following table summarizes the key assumptions used in determining the value of these assets as of December 31:

	2008	2007
Discount rate	25%	25%
Average life equivalent CPR speeds range	31.7% to 39.4% CPR	33.0% to 45.7% CPR
Foreclosures:
Frequency curve default model	1.1% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	10%	10%
Yield:
LIBOR	Forward 3 month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2008 (dollars in thousands).

Residuals
Carrying amount of retained interests	$22,000

Discount rate assumption:
Fair value at 27% discount rate	$21,585
Fair value at 30% discount rate	$20,987

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$21,979
Fair value of 2% increases above the CPR Index	$21,959

Expected credit losses:
Fair value 2% adverse change	$21,994
Fair value 3% adverse change	$21,992

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$22,253
Fair value of Prime/LIBOR spread contracting 50 basis points	$22,523

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

Note 7 – Line of Credit Payable:

In October 2007, NNN exercised the $100,000,000 accordion feature of its existing revolving credit facility (the “Credit Facility”) increasing the borrowing capacity to $400,000,000 from $300,000,000. Additionally, in October 2008, NNN exercised the option to extend the maturity date by twelve months from May 2009 to May 2010. The current terms of the Credit Facility provide for (i) a tiered interest rate structure of a maximum of 112.5 basis points above LIBOR (as a result of an upgrade in NNN’s debt rating in June 2008, NNN’s current interest rate is 65 basis points above LIBOR), (ii) requires NNN to pay a commitment fee based on a tiered rate structure to a maximum of 25 basis points per annum (based upon the debt rating of NNN, the current commitment fee is 20 basis points), (iii) provides for a competitive bid option for up to 50 percent of the facility amount and (iv) expires on May 8, 2010. The principal balance is due in full upon expiration.

As of December 31, 2008, $26,500,000 was outstanding and approximately $373,500,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,265,000. The Credit Facility had a weighted average interest rate of 3.83% and 6.24% for the years ended December 31, 2008 and 2007, respectively.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2008, NNN was in compliance with those covenants.

The following table outlines interest expense as of December 31 (dollars in thousands):

	2008	2007	2006
Interest expense:
Capitalized as a cost of building construction	$2,014	$3,718	$2,278
Charged to operations	1,420	2,219	5,032

	$3,434	$5,937	$7,310

Note 8 – Mortgages Payable:

The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2008	2007
June 1996(2)(4)	$1,916	8.25%	December 2008	$-	$-	$263
December 1999	350	8.50%	December 2009	3,227	49	95
December 2001(2)	623	9.00%	April 2014	900	315	358
December 2001(2)	698	9.00%	April 2019	1,304	418	441
December 2001(2)	485	9.00%	April 2019	1,274	214	226
June 2002	21,000	6.90%	July 2012	25,097	19,477	19,759
February 2004(2)	6,952	6.90%	January 2017	12,006	5,036	5,487
March 2005(2)	1,015	8.14%	September 2016	1,360	781	851

				$45,168	$26,290	$27,480

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2008.
(2)

Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(4)	In December 2008, upon maturity, NNN repaid the outstanding principal balance and the property was released from the mortgage lien. This was a self-amortizing mortgage.

The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2008 (dollars in thousands):

2009	$1,001
2010	1,022
2011	1,098
2012	19,291
2013	863
Thereafter	3,015

$26,290

Note 9 – Note Payable – Secured:

NNN’s consolidated financial statements include the following note payable, resulting from the acquisition of OAMI (dollars in thousands):

	Outstanding Principal Balance at December 31,		Stated Rate	Maturity Date
	2008	2007
03-1 Note(1)(2)	$-	$12,000	10%	June 2008

(1)	NNN repaid the outstanding principal amount in February 2008.
(2)	Secured by certain equity investments in commercial mortgage residual interests of NNN with a carrying value of $5,445.

Note 10 – Notes Payable – Convertible:

Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Convertible Senior Notes	Issue Date	Original Principal	Net Proceeds	Effective Interest Rate	Debt Issuance Costs		Earliest Conversion Date	Earliest Put Option Date	Maturity Date
2026(1)(2)(4)	September 2006	$172,500	$168,650	3.950%	$3,850	(3)	September 2025	September 2011	September 2026
2028(2)(5)	March 2008	234,035	228,576	5.125%	5,459		June 2027	June 2013	June 2028

(1)	NNN repurchased $25,000 in November 2008 for a purchase price of $19,188.
(2)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $356 of note costs which were written off in connection with the repurchase of $25,000 of the 2026 Notes.
(4)	The conversion rate per $1,000 principal amount was 41.2951 shares of NNN’s common stock, which is equivalent to a conversion price of $24.2159 per share of common stock.
(5)	The conversion rate per $1,000 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of approximately $25.42 per share of common stock.

Each series of convertible notes represents senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date and (ii) the make whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

Note 11 – Notes Payable:

Each of NNN’s outstanding series of non-convertible notes are summarized in the table below (dollars in thousands).

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2010(1)	September 2000	$20,000	$126	$19,874	8.500%	8.595%	September 2010
2012(1)	June 2002	50,000	287	49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
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

Each series of the notes represent senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of NNN. Each of the notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through the redemption date and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

In connection with the debt offerings, NNN incurred debt issuance costs totaling $5,459,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2008, NNN was in compliance with those covenants.

Note 12 – Preferred Stock:

The following table outlines each issuance of NNN’s preferred stock (dollars in thousands):

Non-Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2008	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)
9% Series A	-	$25.00	$2.25000
7.375% Series C Redeemable Depositary Shares	3,680,000	25.00	1.84375

9% Non-Voting Series A Preferred Stock.  In December 2001, NNN issued 1,999,974 shares of 9% Non-Voting Series A Preferred Stock (the “Series A Preferred Stock”). Holders of the Series A Preferred Stock were entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions at a rate of nine percent of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.25 per share). The Series A Preferred Stock ranked senior to NNN’s common stock with respect to distribution rights and rights upon liquidation, dissolution or winding up of NNN.

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

Note 13 – Common Stock:

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

In June 2007, NNN filed a registration statement on Form S-8 with the Securities and Exchange Commission (the “Commission”) which permits the issuance by NNN of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan.

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

In October 2008, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,450,000 shares (including 450,000 shares in connection with the underwriters’ over allotment) of common stock at a price of $23.05 per share and received net proceeds of $75,958,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $3,565,000, consisting primarily of underwriters’ fees and commissions, and legal and accounting fees and printing expenses.

Dividend Reinvestment and Stock Purchase Plan.  In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31 (dollars in thousands):

	2008	2007
Shares of common stock	2,146,640	2,645,257
Net proceeds	$47,372	$62,980

Note 14 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Internal Revenue Code. NNN matches 60 percent of the participants’ contributions up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2008, 2007 and 2006 totaled $385,000, $428,000, and $248,000, respectively.

Note 15 – Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2008	2007	2006
Ordinary dividends	$1.480000	$1.397402	$1.150780
Qualified dividends	-	0.000414	-
Capital gain	-	0.002184	0.150261
Unrecaptured Section 1250 Gain	-	-	0.018959

	$1.480000	$1.400000	$1.320000

The following presents the characterization for tax purposes of preferred stock dividends per share paid to stockholders for the year ended December 31:

	Total	Ordinary Dividends	Qualified Dividend	Capital Gain	Unrecaptured Section 1250 Gain
2008:
Series C	$1.843750	$1.843750	$-	$-	$-

2007:
Series A(1)	0.206250	0.205867	0.000061	0.000322	-
Series C	1.843750	1.840328	0.000546	0.002876	-

2006:
Series A	2.250000	1.961557	-	0.256127	0.032316
Series B Convertible(1)	41.875000	36.506800	-	4.766800	0.601400
Series C(2)	0.250955	0.218784	-	0.028567	0.003604

(1)	Shares of Series A and Series B preferred are no longer outstanding.
(2)	Issued in October 2006.

Note 16 – Restructuring Costs:

During the year ended December 31, 2006, NNN recorded restructuring costs of $1,580,000, which included severance costs and accelerated vesting of restricted stock in connection with a workforce reduction in April 2006.

Note 17 – Income Taxes:

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since the date of adoption. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2005 through 2008. NNN also files in many states with varying open years under statute.

For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, in May 2005, NNN acquired a 78.9 percent equity interest in OAMI, and has consolidated OAMI in its financial statements. OAMI, upon making its REIT election, has remaining tax liabilities relating to the built-in gain of its assets.

NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2008, 2007 and 2006, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset (liability) consist of the following at December 31 (dollars in thousands):

	2008	2007
Temporary differences:
Built-in gain	$(5,195)	$(6,768)
Depreciation	(723)	(632)
Other	(332)	(314)
Reserves	1,894	393
Excess interest expense carryforward	5,721	5,676
Net operating loss carryforward	2,717	134

Net deferred income tax asset (liability)	$4,082	$(1,511)
Current income tax asset (payable)	982	(160)

Income tax asset (liability)	$5,064	$(1,671)

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards expire in 2027. Based upon the level of historical taxable income, projections for future taxable income, and tax strategies available to NNN over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2008.

The income tax (expense) benefit consists of the following components for the years ended December 31 (dollars in thousands):

	2008	2007	2006
Net earnings before income taxes	$119,788	$153,849	$176,283
Provision for income tax benefit (expense):
Current:
Federal	(1,936)	(1,120)	(1,805)
State and local	(364)	(209)	(339)
Deferred:
Federal	4,539	3,570	6,493
State and local	1,055	1,020	1,873

Total benefit for income taxes	3,294	3,261	6,222

Total net earnings	$123,082	$157,110	$182,505

Note 18 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and expired leasehold interests, and (ii) any Investment Property that was held for sale as of December 31, 2008, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the years ended December 31 (dollars in thousands):

	2008	2007	2006
Revenues:
Rental income from operating leases	$2,815	$9,086	$23,913
Earned income from direct financing leases	100	2,695	5,991
Percentage rent	25	147	215
Real estate expense reimbursement from tenants	51	351	1,127
Interest and other income from real estate transactions	1,528	866	334

	4,519	13,145	31,580

Operating expenses:
General and administrative	(77)	(44)	98
Real estate	(60)	459	3,035
Depreciation and amortization	433	1,065	2,805
Impairments – real estate	1,730	710	693

	2,026	2,190	6,631

Other expenses (revenues):
Interest and other income	(3)	(3)	-
Interest expense	-	-	1,816

	(3)	(3)	1,816

Earnings before gain on disposition of real estate and loss on extinguishment of mortgage payable	2,496	10,958	23,133
Gain on disposition of real estate	9,980	56,625	91,332
Loss on extinguishment of mortgage payable	-	-	(167)

Earnings from discontinued operations	$12,476	$67,583	$114,298

Real Estate – Inventory Portfolio – NNN has classified the revenues and expenses related to (i) its Inventory Properties, which generated rental revenues prior to disposition, and (ii) the Inventory Properties which had generated rental revenues and were held for sale as of December 31, 2008, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2008	2007	2006
Revenues:
Rental income from operating leases	$10,626	$8,616	$9,235
Percentage rent	139	-	-
Real estate expense reimbursement from tenants	877	1,008	311
Interest and other from real estate transactions	916	224	336

	12,558	9,848	9,882

Disposition of real estate:
Gross proceeds	151,713	164,338	80,856
Costs	(139,069)	(152,537)	(75,076)

Gain	12,644	11,801	5,780

Operating expenses:
General and administrative	35	78	57
Real estate	1,523	1,509	394
Depreciation and amortization	226	68	8
Impairments – real estate	3,930	844	-

	5,714	2,499	459

Other expenses (revenues):
Interest and other income	(8)	(5)	1
Interest expense	5,291	3,928	1,049

	5,283	3,923	1,050

Earnings before income tax expense and minority interest	14,205	15,227	14,153
Income tax expense	(4,207)	(5,275)	(5,009)
Minority interest	(3,122)	(1,331)	(958)

Earnings from discontinued operations	$6,876	$8,621	$8,186

Note 19 – Derivatives:

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS 133”), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

NNN may discontinue hedge accounting prospectively when it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

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

As of December 31, 2008, $391,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the year ended December 31, 2008 and 2007, NNN reclassified $162,000 and $309,000, respectively, out of other comprehensive income as a reduction to interest expense. During 2009, NNN estimates that an additional $159,000 will be reclassified to interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

Additionally, NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2008.

Note 20 – Performance Incentive Plan:

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

	Number of Shares
	2008	2007	2006
Outstanding, January 1	118,804	236,371	461,175
Options granted	-	-	-
Options exercised	(28,000)	(82,767)	(224,804)
Options surrendered	(13,800)	(34,800)	-

Outstanding, December 31	77,004	118,804	236,371

Exercisable, December 31	77,004	118,804	236,371

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2008	2007	2006
Outstanding, January 1	$13.64	$14.92	$15.66
Granted during the year	-	-	-
Exercised during the year	11.17	16.12	16.43
Outstanding, December 31	14.00	13.64	14.92
Exercisable, December 31	14.00	13.64	14.92

The following summarizes the outstanding options and the exercisable options at December 31, 2008:

	Option Price Range
	$10.1875 to $13.2000	$14.5700 to $15.3200	Total
Outstanding options:
Number of shares	24,600	52,404	77,004
Weighted-average exercise price	$11.48	$15.18	$14.00
Weighted-average remaining contractual life in years	2.12	3.57	3.11
Exercisable options:
Number of shares	24,600	52,404	77,004
Weighted-average exercise price	$11.48	$15.18	$14.00

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At December 31, 2008, the intrinsic value of options outstanding was $254,000. All options outstanding at December 31, 2008, were exercisable. During the years ended December 31, 2008, 2007 and 2006, NNN received proceeds totaling $313,000, $1,334,000 and $3,694,000, respectively, in connection with the exercise of options. NNN issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $327,000, $664,000 and $1,300,000, respectively.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers, directors and key associates of NNN. The following summarizes the activity for the year ended December 31, 2008, of such grants.

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	386,761	$19.51
Restricted shares granted	225,117	16.83
Restricted shares vested	(100,518)	20.25
Restricted shares forfeited	(2,520)	23.17

Non-vested restricted shares, December 31	508,840	18.24

In May 2006, NNN accelerated the vesting and immediately vested 33,661 shares of restricted stock held by certain officers and resulted in the recognition of $557,000 of additional compensation expense for the year ended December 31, 2006. These shares would have otherwise vested through January 2009.

During the years ended December 31, 2008 and 2007, NNN cancelled 2,520 and 8,600 forfeited shares, respectively, of restricted stock. No restricted stock was forfeited in 2006.

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

During the year ended December 31, 2007, NNN granted 79,000 performance based shares with a weighted average grant price of $12.94 to certain executive officers of NNN. The compensation expense for the grant is based upon the fair value of the grant calculated by a third party using a lattice model with the following assumptions: (i) risk free interest rate of 4.8%, (ii) a dividend rate of 5.3%, (iii) a term of five years, and (iv) volatility of 17.5%. Volatility is based upon the historical volatility of NNN’s stock and other factors. The term is assumed to be the vesting date for each tranche. The vesting of these shares is contingent upon achievement of certain performance goals by January 1, 2012.

During the year ended December 31, 2008, NNN granted 81,330 performance based shares with a weighted average grant price of $8.00 to certain executive officers of NNN. The compensation expense for the grant is based upon fair market value of the grant calculated by a third party using a lattice model with the following assumptions: (i) risk free rate of 3.48%, (ii) a dividend rate of 6.5%, (iii) a term of five years, and (iv) a volatility of 19.89%. Volatility is based upon the historical volatility of NNN’s stock and other factors. The vesting of these shares is contingent upon the achievement of certain performance goals by January 1, 2013.

The following summarizes other grants made during the year ended December 31, 2008, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	12,766	$20.53
Deferred Directors’ fees	26,846	19.71
Non-restricted grant	400	21.63

	40,012	19.99

Shares available under the 2007 Plan for grant, end of period	5,560,706

The total compensation cost for share-based payments for the years ended December 31, 2008, 2007 and 2006, totaled $3,341,000, $2,583,000 and $3,766,000, respectively, of such compensation expense. At December 31, 2008, NNN had $6,302,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of three years.

Note 21 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and accrued interest receivable, receivables, mortgages payable, note payable – secured, accrued interest payable and other liabilities at December 31, 2008 and 2007, approximate fair value based upon current market prices of similar issues. At December 31, 2008 and 2007, the fair value of NNN’s notes payable and convertible notes, collectively, was $728,757,000 and $921,507,000, respectively, based upon the quoted market price.

Note 22 – Related Party Transactions:

See Note 4.

Note 23 – Quarterly Financial Data (unaudited):

The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$55,200	$57,026	$58,573	$57,244
Reclassified to discontinued operations	(946)	(497)	(84)	-

Adjusted revenue	$54,254	$56,529	$58,489	$57,244

Net earnings	$33,053	$30,887	$30,274	$28,868

Net earnings per share(1):
Basic	$0.43	$0.40	$0.39	$0.35
Diluted	0.43	0.40	0.39	0.35

2007
Revenues as originally reported	$42,713	$46,421	$47,783	$52,565
Reclassified to discontinued operations	(3,974)	(2,057)	(1,318)	(1,258)

Adjusted revenue	$38,739	$44,364	$46,465	$51,307

Net earnings	$26,704	$48,655	$47,386	$34,365

Net earnings per share(1):
Basic	$0.41	$0.71	$0.68	$0.46
Diluted	0.41	0.70	0.68	0.46

(1) Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 24 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

2008	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$218,696	$176	$-	$218,872
Intersegment revenues	12,727	606	(13,333)	-
Interest revenue	6,728	28	-	6,756
Interest revenue on Residuals	4,636	-	-	4,636
Gain on the disposition of real estate, Inventory Portfolio	-	21	-	21
Interest expense	64,281	7,443	(13,241)	58,483
Depreciation and amortization	44,701	42	-	44,743
Operating expenses	25,827	9,573	-	35,400
Impairments – real estate	758	-	-	758
Equity in earnings of unconsolidated affiliate	(2,203)	-	2,567	364
Loss on interest rate hedge	(804)	-	-	(804)
Gain on extinguishment of debt	5,464	-	-	5,464
Income tax benefit	1,579	5,922	-	7,501
Minority interest	(650)	954	-	304

Earnings (loss) from continuing operations	110,606	(9,351)	2,475	103,730
Earnings from discontinued operations	12,476	6,548	328	19,352

Net earnings (loss)	$123,082	$(2,803)	$2,803	$123,082

Assets	$2,649,931	$128,916	$(129,485)	$2,649,362

Additions to long-lived assets:
Real estate	$352,618	$33,745	$-	$386,363

2007	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$171,954	$327	$-	$172,281
Intersegment revenues	15,851	-	(15,851)	-
Interest revenue	8,425	40	-	8,465
Interest revenue Residuals	4,882	-	-	4,882
Gain on the disposition of real estate, Inventory Portfolio	-	332	-	332
Interest expense	55,633	8,502	(14,849)	49,286
Depreciation and amortization	31,734	109	-	31,843
Operating expenses	23,943	7,702	(1)	31,644
Impairments – real estate	(927)	(127)	-	(1,054)
Equity in earnings of unconsolidated affiliates	(1,334)	-	1,383	49
Income tax benefit	2,675	5,861	-	8,536
Minority interest	(689)	877	-	188

Earnings (loss) from continuing operations	89,527	(9,003)	382	80,906
Earnings from discontinued operations	67,583	7,777	844	76,204

Net earnings (loss)	$157,110	$(1,226)	$1,226	$157,110

Assets	$2,519,360	$263,369	$(243,124)	$2,539,605

Additions to long-lived assets:
Real estate	$677,101	$165,160	$-	$842,261

2006
External revenues	$124,517	$441	$-	$124,958
Intersegment revenues	16,379	-	(16,379)	-
Interest revenue	7,129	61	-	7,190
Interest revenue on Residuals	7,268	-	-	7,268
Gain on the disposition of real estate, Inventory Portfolio	-	8,000	-	8,000
Interest expense	48,801	12,352	(15,281)	45,872
Depreciation and amortization	21,653	58	-	21,711
Operating expenses	21,914	10,183	(2)	32,095
Impairments – real estate	8,779	-	-	8,779
Equity in earnings of unconsolidated affiliates	(2,677)	-	2,799	122
Gain on disposition of equity investment	11,335	38	-	11,373
Income tax benefit	5,050	6,181	-	11,231
Minority interest	353	(2,017)	-	(1,664)

Earnings (loss) from continuing operations	68,207	(9,889)	1,703	60,021
Earnings from discontinued operations	114,298	7,995	191	122,484

Net earnings (loss)	$182,505	$(1,894)	$1,894	$182,505

Assets	$1,910,003	$242,466	$(234,971)	$1,917,498

Additions to long-lived assets:
Real estate	$352,549	$195,956	$-	$548,505

Note 25 – Fair Value Measurements:

On January 1, 2008, the Company adopted the provisions of FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) relating to financial assets and liabilities. SFAS 157 specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The standard describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the year ended December 31, 2008 (dollars in thousands):

Balance at beginning of period	$24,340
Total gains (losses) – realized/unrealized:
Included in earnings	(758)
Included in other comprehensive income	2,009
Interest income on Residuals	4,636
Cash received from Residuals	(8,227)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-

Balance at end of period	$22,000

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$581

Note 26 – Major Tenants:

As of December 31, 2008, NNN did not have any tenant that accounted for ten percent or more of its rental and earned income.

Note 27 – Commitments and Contingencies:

As of December 31, 2008, NNN had letters of credit totaling $1,265,000 outstanding under its Credit Facility.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

NNN carried out an assessment as of December 31, 2008 of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Commission require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.

CEO and CFO Certifications.  Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of “Certification” of NNN’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report on Form 10-K that stockholders are currently reading is the information concerning the assessment referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, NNN’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, NNN’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on NNN’s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2008, there were no changes in NNN’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Certain Relationships and Related Transactions” and the information in such section is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is contained in the section thereof captioned “Audit Committee Report” and “Proposal II: Proposal to Ratify Independent Registered Public Accounting Firm,” and the information in such sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

All other schedules are omitted because they are not applicable or because the required information is shown in the financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 26, 2009 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2009.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ Craig Macnab Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ Ted B. Lanier Ted B. Lanier	Lead Director	February 26, 2009

/s/ Don DeFosset Don DeFosset	Director	February 26, 2009

/s/ Dennis E. Gershenson Dennis E. Gershenson	Director	February 26, 2009

/s/ Richard B. Jennings Richard B. Jennings	Director	February 26, 2009

/s/ Robert C. Legler Robert C. Legler	Director	February 26, 2009

/s/ Robert Martinez Robert Martinez	Director	February 26, 2009

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 26, 2009

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent, relating to a $300,000,000 loan (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 26, 2009 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION December 31, 2008

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Real Estate Held for Investment the Company has Invested in Under Operating Leases:

Academy:
Beaumont, TX	—	1,423,701	2,449,261	—	—	1,423,701	2,449,261	3,872,962	599,559	1992		03/99		40 years
Houston, TX	—	2,310,845	1,627,872	—	—	2,310,845	1,627,872	3,938,717	398,489	1976		03/99		40 years
Pasadena, TX	—	899,768	2,180,574	—	—	899,768	2,180,574	3,080,342	533,786	1994		03/99		40 years
Franklin, TN	—	1,807,096	2,108,278	—	—	1,807,096	2,108,278	3,915,374	248,894	1999		06/05		30 years

Ace Hardware and Lighting:
Bourbonnais, IL	—	298,192	1,329,492	—	—	298,192	1,329,492	1,627,684	264,118	1997		11/98		37 years

A.C. Moore Arts & Crafts Inc.
Dover, NJ	—	1,138,296	3,238,083	—	—	1,138,296	3,238,083	4,376,379	819,640	1995		11/98		40 years

Advanced Auto Parts:
Miami, FL	—	867,177	—	1,035,275	—	867,177	1,035,275	1,902,452	91,665	2005		12/04	(g)	40 years

All Star Sports:
Wichita, KS	—	3,275,372	1,630,685	—	—	3,275,372	1,630,685	4,906,057	66,247	1988		05/07		40 years
Wichita, KS	—	1,550,654	965,402	—	—	1,550,654	965,402	2,516,056	39,219	1987		05/07		40 years

Amazing Jakes:
Aurora, CO	—	5,075,945	13,873,887	—	—	5,075,945	13,873,887	18,949,832	592,531	1986		04/07		40 years
Plano, TX	—	5,705,067	17,049,425	—	—	5,705,067	17,049,425	22,754,492	223,266	1982		07/08		35 years

American Payday Loans:
Des Moines, IA	—	108,421	379,067	—	—	108,421	379,067	487,488	33,563	1979		06/05		40 years

AmerUs Group Warehouse:
Des Moines, IA	—	28,465	85,396	—	—	28,465	85,396	113,861	30,244	1949		06/05		10 years

Amoco:
Miami, FL	—	969,156	—	—	—	969,156	—	969,156	—	(i	)	05/03		(i	)
Sunrise, FL	—	949,185	—	—	—	949,185	—	949,185	—	(i	)	06/03		(i	)

Amscot:
Tampa, FL	—	1,159,733	352,305	—	—	1,159,733	352,305	1,512,038	28,258	1981		10/05		40 years
Orlando, FL	—	764,473	—	865,674	—	764,473	865,674	1,630,147	56,810	2006		12/05		40 years
Orlando, FL	—	664,213	1,010,821	—	—	664,213	1,010,821	1,675,034	55,806	2006		12/05		40 years
Orlando, FL	—	358,354	—	922,218	—	358,354	922,218	1,280,572	56,678	2006		02/06	(g)	40 years
Orlando, FL	—	546,475	—	937,758	—	546,475	937,758	1,484,233	55,679	2006		02/06	(g)	40 years
Clearwater, FL		455,524	331,614	—	—	455,524	331,614	787,138	18,999	1967		09/06	(g)	40 years

Applebee’s:
Ballwin, MO	—	1,496,173	1,403,581	—	—	1,496,173	1,403,581	2,899,754	247,089	1995		12/01		40 years

Arby’s:
Colorado Springs, CO	—	205,957	533,540	—	—	205,957	533,540	739,497	93,925	1998		12/01		40 years
Thomson, GA	—	267,842	503,550	—	—	267,842	503,550	771,392	88,646	1997		12/01		40 years
Washington Courthouse, OH	—	156,875	545,841	—	—	156,875	545,841	702,716	96,091	1998		12/01		40 years
Whitmore Lake, MI	—	170,515	468,916	—	—	170,515	468,916	639,431	82,549	1993		12/01		40 years

Arizona Oil:
Casa Grande, AZ	—	2,339,580	1,893,868	—	—	2,339,580	1,893,868	4,233,448	33,819	1993		05/08		35 years
Gilbert, AZ	—	1,316,760	1,303,523	—	—	1,316,760	1,303,523	2,620,283	23,277	1996		05/08		35 years
Glendale, AZ	—	1,817,497	2,415,117	—	—	1,817,497	2,415,117	4,232,614	37,736	2001		05/08		40 years
Mesa, AZ	—	1,332,001	1,366,666	—	—	1,332,001	1,366,666	2,698,666	28,472	1986		05/08		30 years
Mesa, AZ	—	2,219,229	2,140,288	—	—	2,219,229	2,140,288	4,359,517	33,442	2000		05/08		40 years
Miami, AZ	—	762,158	2,147,619	—	—	762,158	2,147,619	2,909,778	38,350	1998		05/08		35 years
Peoria, AZ	—	860,443	1,116,682	—	—	860,443	1,116,682	1,977,125	23,264	1987		05/08		30 years
Prescott, AZ	—	1,266,424	1,260,903	—	—	1,266,424	1,260,903	2,527,328	22,516	1997		05/08		35 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Scottsdale, AZ	—		1,529,446	1,372,600	—	—	1,529,446	1,372,600		2,902,046	24,511		1999	05/08		35 years
Sedona, AZ	—		1,281,305	1,324,080	—	—	1,281,305	1,324,080		2,605,385	20,689		2000	05/08		40 years
Tucson, AZ	—		1,104,811	1,335,836	—	—	1,104,811	1,335,836		2,440,647	23,854		1992	05/08		35 years
Tucson, AZ	—		1,082,884	1,598,982	—	—	1,082,884	1,598,982		2,681,866	28,553		1992	05/08		35 years
Tucson, AZ	—		1,457,039	1,618,943	—	—	1,457,039	1,618,943		3,075,982	28,910		1995	05/08		35 years
Tucson, AZ	—		1,223,258	1,911,165	—	—	1,223,258	1,911,165		3,134,423	34,128		1996	05/08		35 years

Ashley Furniture:
Altamonte Springs, FL	—		2,906,409	4,877,225	315,000	—	2,906,409	5,192,225		8,098,634	1,433,055		1997	09/97		40 years
Louisville, KY	—		1,666,700	4,989,452	—	—	1,666,700	4,989,452		6,656,152	472,958		2005	03/05		40 years

Babies “R” Us:
Arlington, TX	—		830,689	2,611,867	—	—	830,689	2,611,867		3,442,556	816,753		1996	06/96		40 years
Independence, MO	—		1,678,794	2,301,909	114,769	—	1,678,794	2,416,678		4,095,472	410,763		1996	12/01		40 years

Barnes & Noble:
Brandon, FL	—		1,476,407	1,527,150	—	—	1,476,407	1,527,150		3,003,557	533,665		1995	08/94	(f)	40 years
Denver, CO	—		3,244,785	2,722,087	—	—	3,244,785	2,722,087		5,966,872	969,855		1994	09/94		40 years
Houston, TX	—		3,307,562	2,396,024	—	—	3,307,562	2,396,024		5,703,586	793,691		1995	10/94	(f)	40 years
Plantation, FL	4,751,211	(p)	3,616,357	—	—	—	3,616,457	(c	)	3,616,457	(c	)	1996	05/95	(f)	(c	)
Freehold, NJ (r)	—		2,917,219	2,260,663	—	—	2,917,219	2,260,663		5,177,882	730,320		1995	01/96		40 years
Dayton, OH	—		1,412,614	3,324,525	—	—	1,412,614	3,324,525		4,737,139	941,632		1996	05/97		40 years
Redding, CA	—		497,179	1,625,702	—	—	497,179	1,625,702		2,122,881	469,083		1997	06/97		40 years
Memphis, TN	—		1,573,875	2,241,639	—	—	1,573,875	2,241,639		3,815,514	275,535		1997	09/97		40 years
Marlton, NJ	—		2,831,370	4,318,554	—	—	2,709,055	4,318,554		7,027,609	1,093,134		1995	11/98		40 years

Bassett Furniture:
Fairview Heights, IL	—		1,257,729	2,622,952	—	—	1,257,729	2,622,952		3,880,681	210,383		1980	10/05		40 years

Beall’s:
Sarasota, FL	—		1,077,802	1,795,174	—	—	1,077,802	1,795,174		2,872,976	230,990		1996	09/97		40 years

Beautiful America Dry Cleaners:
Orlando, FL	58,124	(o)	40,200	110,531	—	—	40,200	110,531		150,731	13,471		2001	02/04		40 years

Bed, Bath & Beyond:
Richmond, VA	2,723,255	(p)	1,184,144	2,842,759	—	—	1,184,144	2,842,759		4,026,903	467,871		1997	06/98		40 years
Glendale, AZ	—		1,082,092	—	2,758,452	—	1,082,092	2,758,452		3,840,544	652,259		1999	12/98	(g)	40 years
Midland, MI	—		231,356	—	2,702,271	—	231,356	2,702,271		2,933,627	143,986		2006	07/03		40 years

Beneficial:
Eden Prairie, MN	—		75,736	210,628	94,277	—	75,736	304,905		380,641	50,298		1997	12/01		40 years

Best Buy:
Brandon, FL	—		2,985,156	2,772,137	—	—	2,985,156	2,772,137		5,757,293	822,978		1996	02/97		40 years
Cuyahoga Falls, OH	—		3,708,980	2,359,377	—	—	3,708,980	2,359,377		6,068,357	680,779		1970	06/97		40 years
Rockville, MD	—		6,233,342	3,418,783	—	—	6,233,342	3,418,783		9,652,125	979,339		1995	07/97		40 years
Fairfax, VA	—		3,052,477	3,218,018	—	—	3,052,477	3,218,018		6,270,495	915,124		1995	08/97		40 years
St. Petersburg, FL	4,345,620	(p)	4,031,744	2,610,980	—	—	4,031,744	2,610,980		6,642,724	491,113		1997	09/97		35 years
Pittsburgh, PA	—		2,330,847	2,292,932	—	—	2,330,847	2,292,932		4,623,779	604,283		1997	06/98		40 years
Denver, CO	—		8,881,890	4,372,684	—	—	8,881,890	4,372,684		13,254,574	824,433		1991	06/01		40 years

Best Smoke & Gas:
Abbottstown, PA	—		55,181	200,050	—	—	55,181	200,050		255,231	14,795		2000	01/06		40 years

Billy Bob’s:
Gresham, OR	—		817,311	108,294	—	—	817,311	108,294		925,605	19,064		1993	12/01		40 years

BJ’s Wholesale Club:
Orlando, FL	4,692,576	(o)	3,270,851	8,626,657	366,650	—	3,270,851	8,993,307		12,264,158	1,069,953		2001	02/04		40 years

Blockbuster Video:
Conyers, GA	—		320,029	556,282	—	—	320,029	556,282		876,311	160,511		1997	06/97		40 years
Alice, TX	—		318,285	578,268	—	—	318,285	578,268		896,553	101,799		1995	12/01		40 years
Gainesville, GA	—		294,882	611,570	—	—	294,882	611,570		906,452	107,662		1997	12/01		40 years
Glasgow, KY	—		302,859	560,904	—	—	302,859	560,904		863,763	98,742		1997	12/01		40 years
Kingsville, TX	—		498,849	457,695	29,555	—	498,849	487,250		986,099	81,688		1995	12/01		40 years
Mobile, AL	—		491,453	498,488	—	—	491,453	498,488		989,941	87,755		1997	12/01		40 years
Mobile, AL	—		843,121	562,498	—	—	843,121	562,498		1,405,619	99,023		1997	12/01		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total

BMW:
Duluth, GA	—		4,433,613	4,080,186	6,355,663	—	4,504,324	10,435,849		14,940,173	905,663		1984		12/01		40 years

Borders Books & Music:
Wilmington, DE	—		3,030,764	6,061,538	—	—	2,994,395	6,061,538		9,055,933	2,125,612		1994		12/94		40 years
Richmond, VA	—		2,177,310	2,599,587	—	—	2,177,310	2,599,587		4,776,897	881,332		1995		06/95		40 years
Ft. Lauderdale, FL	4,577,387	(p)	3,164,984	3,319,234	—	—	3,164,984	3,319,234		6,484,218	662,170		1995		02/96		33 years
Bangor, ME	—		1,546,915	2,486,761	—	—	1,546,915	2,486,761		4,033,676	778,840		1996		06/96		40 years
Altamonte Springs, FL	—		1,947,198	—	—	—	1,947,198	(c	)	1,947,198	(c	)	1997		09/97		(c	)

Borough of Abbotstown:
Abbottstown, PA	—		55,181	200,050	—	—	55,181	200,050		255,231	14,795		2000		01/06		40 years

Boston Market:
Burton, MI	—		619,778	707,242	—	—	619,778	707,242		1,327,020	124,504		1997		12/01		40 years
Geneva, IL	—		1,125,347	1,036,952	—	—	1,125,347	893,485		2,018,832	159,397		1996		12/01		40 years
North Olmsted, OH	—		601,800	460,521	—	—	601,800	389,065		990,865	69,541		1996		12/01		40 years
Novi, MI	—		835,669	651,108	—	—	835,669	297,567		1,133,236	57,575		1995		12/01		40 years
Orland Park, IL	—		562,384	556,201	—	—	562,384	377,244		939,628	69,038		1995		12/01		40 years
Warren, OH	—		562,446	467,592	—	—	562,446	467,592		1,030,038	82,316		1997		12/01		40 years

Buck’s:
St. Louis, MO	—		775,246	—	—	—	775,246	—		775,246	(e	)	(e	)	12/07	(q)	(e	)

Buffalo Wild Wings:
Michigan City, IN	—		162,538	492,007	—	—	162,538	492,007		654,545	86,614		1996		12/01		40 years

Bugaboo Creek:
Lithonia, GA	—		922,578	1,276,222	—	—	922,578	1,276,222		2,198,800	49,188		2002		06/07		40 years
Rochester, NY	—		792,275	1,535,158	—	—	792,275	1,535,158		2,327,433	59,168		1995		06/07		40 years

Burger King:
Colonial Heights, VA	—		662,345	609,787	—	—	662,345	609,787		1,272,132	107,348		1997		12/01		40 years

Carino’s:
Beaumont, TX	—		439,076	1,363,447	—	—	439,076	1,363,447		1,802,523	240,023		2000		12/01		40 years
Lewisville, TX	—		1,369,836	1,018,659	—	—	1,369,836	1,018,659		2,388,495	179,326		1994		12/01		40 years
Lubbock, TX	—		1,007,432	1,205,512	—	—	1,007,432	1,205,512		2,212,944	212,220		1995		12/01		40 years

Carl’s Jr:
Chandler, AZ	—		729,291	644,148	—	—	729,291	644,148		1,373,439	114,068		1984		06/05		20 years
Tucson, AZ	—		681,386	536,023	103,000	—	681,386	639,023		1,320,409	211,079		1988		06/05		10 years
Spokane, WA	—		470,840	530,289	—	—	470,840	530,289		1,001,129	93,353		1996		12/01		40 years

Carver’s:
Centerville, OH	—		850,625	1,059,430	—	—	850,625	1,059,430		1,910,055	186,504		1986		12/01		40 years

Cash Advance:
Mesa, AZ	—		43,043	112,764	250,696	—	43,043	363,460		406,503	33,088		1997		12/01		40 years

Certified Auto Sales:
Albuquerque, NM	—		1,112,876	—	1,418,552	—	1,112,876	1,418,552		2,531,428	122,646		2005		04/04	(f)	40 years

Champps:
Alpharetta, GA	—		3,032,965	1,641,820	—	—	3,032,965	1,641,820		4,674,785	289,029		1999		12/01		40 years
Irving, TX	—		1,760,020	1,724,220	—	—	1,760,020	1,724,220		3,484,240	303,534		2000		12/01		40 years

Charhut:
Sunrise, FL	—		286,834	423,837	—	—	286,834	423,837		710,671	48,876		1979		05/04		40 years

Checkers:
Oralndo, FL	—		256,568	—	—	—	256,568	(c	)	256,568	(c	)	1979		05/04		(c	)

Chili’s:
Camden, SC	—		626,897	1,887,732	—	—	626,897	1,887,732		2,514,629	155,345		2005		09/05		40 years
Milledgeville, GA	—		516,118	1,996,627	—	—	516,118	1,996,627		2,512,745	164,306		2005		09/05		40 years
Sumter, SC	—		800,329	1,717,221	—	—	800,329	1,717,221		2,517,550	130,580		2004		12/05		40 years
Hinesville, GA	—		920,971	1,898,416	—	—	920,971	1,898,416		2,819,387	88,988		2006		02/07		40 years
Albany, GA	—		615,086	—	1,983,955	—	615,086	1,983,955		2,599,041	59,932		2007		06/07	(q)	40 years
Statesboro, GA	—		703,199	—	1,887,811	—	703,199	1,887,811		2,591,010	53,095		2007		06/07	(q)	40 years
Florence, SC	—		888,837	1,715,454	—	—	888,837	1,715,454		2,604,291	66,116		2007		06/07		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Valdosta, GA	—		716,196	—	1,870,720	—	716,196	1,870,720		2,586,916	48,717		2007		07/07	(q)	40 years
Tifton, GA	—		453,624	—	—	—	453,624	—		453,624	(e	)	(e	)	06/08	(q)	(e	)
Evans, GA	—		700,000	—	—	—	700,000	—		700,000	(e	)	(e	)	10/08	(q)	(e	)

China Wok:
Carlisle, PA	—		90,443	106,987	—	—	90,443	106,987		197,430	7,351		2007		07/07		40 years

Circuit City:
Gastonia, NC	—		2,548,040	3,879,911	—	—	2,548,040	3,879,911		6,427,951	392,033		2004		12/04		40 years
St. Peters, MO	—		1,740,807	5,406,298	—	—	1,740,807	5,406,298		7,147,105	467,419		2005		06/05	(g)	40 years

Claim Jumper:
Roseville, CA	—		1,556,732	2,013,650	—	—	1,556,732	2,013,650		3,570,382	354,486		2000		12/01		40 years
Tempe, AZ	—		2,530,892	2,920,575	—	—	2,530,892	2,920,575		5,451,467	514,143		2000		12/01		40 years

Cool Crest:
Independence, MO	—		1,837,672	1,533,729	—	—	1,837,672	1,533,729		3,371,401	62,308		1988		05/07		40 years

CORA Rehabilitation Clinics:
Orlando, FL	116,248	(o)	80,400	221,063	—	—	80,400	221,063		301,463	26,942		2001		02/04		40 years

Corpus Christi Flea Market:
Corpus Christi, TX	—		223,998	2,158,955	—	—	223,998	2,158,955		2,382,953	528,494		1983		03/99		40 years

CVS:
San Antonio, TX	—		440,985	—	—	—	440,985	(c	)	440,985	(c	)	1993		12/93		(c	)
Lafayette, LA	—		967,528	—	—	—	967,528	(c	)	967,528	(c	)	1995		01/96		(c	)
Midwest City, OK	—		673,369	1,103,351	—	—	673,369	1,103,351		1,776,720	353,769		1996		03/96		40 years
Pantego, TX	—		1,016,062	1,448,911	—	—	1,016,062	1,448,911		2,464,973	418,071		1997		06/97		40 years
Flower Mound, TX	—		932,233	881,448	—	—	932,233	881,448		1,813,681	108,345		1996		09/97		40 years
Arlington, TX	—		2,078,542	—	1,396,508	—	2,078,542	1,396,508		3,475,050	362,219		1998		11/97	(g)	40 years
Leavenworth, KS	—		726,438	—	1,330,830	—	726,438	1,330,830		2,057,268	350,729		1998		11/97	(g)	40 years
Lewisville, TX	—		789,237	—	1,335,426	—	789,237	1,335,426		2,124,663	343,594		1998		04/98	(g)	40 years
Forest Hill, TX	—		692,165	—	1,174,549	—	692,165	1,174,549		1,866,714	304,649		1998		04/98	(g)	40 years
Garland, TX	—		1,476,838	—	1,400,278	—	1,476,838	1,400,278		2,877,116	354,446		1998		06/98	(g)	40 years
Oklahoma City, OK	—		1,581,480	—	1,471,105	—	1,581,480	1,471,105		3,052,585	366,244		1999		08/98	(g)	40 years
Dallas, TX	—		2,617,656	—	2,570,569	—	2,617,656	2,570,569		5,188,225	334,709		2003		06/99		40 years
Gladstone, MO	49,403		1,851,374	—	1,739,568	—	1,851,374	1,739,568		3,590,942	364,222		2000		12/99	(g)	40 years

Dave & Buster’s:
Hilliard, OH	—		934,210	4,689,004	—	—	934,210	4,689,004		5,623,214	249,103		1998		11/06		40 years
Tulsa, OK	—		1,861,630	—	—	—	1,861,630	—		1,861,630	(e	)	(e	)	04/08		(e	)
Wawatosa, WI	—		5,693,911	—	—	—	5,693,911	—		5,693,911	(e	)	(e	)	12/08		(e	)

Denny’s:
Columbus, TX	—		428,429	816,644	—	—	428,429	816,644		1,245,073	143,763		1997		12/01		40 years
Alexandria, VA	—		603,730	195,658	—	—	603,730	195,658		799,388	22,419		1981		09/06		20 years
Amarillo, TX	—		589,996	632,121	—	—	589,996	632,121		1,222,117	72,431		1982		09/06		20 years
Arlington Heights, IL	—		469,593	227,673	—	—	469,593	227,673		697,266	26,088		1977		09/06		20 years
Austintown, OH	—		466,124	397,387	—	—	466,124	397,387		863,511	45,534		1980		09/06		20 years
Boardman Township, OH	—		497,083	257,518	—	—	497,083	257,518		754,601	29,507		1977		09/06		20 years
Campbell, CA	—		459,751	238,205	—	—	459,751	238,205		697,956	27,294		1976		09/06		20 years
Carson, CA	—		1,245,768	157,375	—	—	1,245,768	157,375		1,403,143	18,033		1975		09/06		20 years
Chelais, WA	—		414,994	287,174	—	—	414,994	287,174		702,168	32,905		1977		09/06		20 years
Chubbock, ID	—		350,461	394,243	—	—	350,461	394,243		744,704	45,174		1983		09/06		20 years
Clackamus, OR	—		468,281	407,268	—	—	468,281	407,268		875,549	46,666		1993		09/06		20 years
Collinsville, IL	—		675,704	282,912	—	—	675,704	282,912		958,616	32,417		1979		09/06		20 years
Colorado Springs, CO	—		321,006	376,744	—	—	321,006	376,744		697,750	43,169		1984		09/06		20 years
Colorado Springs, CO	—		585,425	390,275	—	—	585,425	390,275		975,700	44,719		1978		09/06		20 years
Corpus Christi, TX	—		344,821	775,618	—	—	344,821	775,618		1,120,439	88,873		1980		09/06		20 years
Dallas, TX	—		497,170	149,862	—	—	497,170	149,862		647,032	17,172		1979		09/06		20 years
Enfield, CT	—		684,235	228,981	—	—	684,235	228,981		913,216	26,237		1976		09/06		20 years
Fairfax, VA	—		768,438	682,921	—	—	768,438	682,921		1,451,359	78,251		1979		09/06		20 years
Federal Way, WA	—		542,951	192,650	—	—	542,951	192,650		735,601	22,075		1977		09/06		20 years
Florissant, MO	—		442,700	237,959	—	—	442,700	237,959		680,659	27,266		1977		09/06		20 years
Ft. Worth, TX	—		392,306	314,262	—	—	392,306	314,262		706,568	36,009		1974		09/06		20 years
Hermitage, PA	—		320,918	419,980	—	—	320,918	419,980		740,898	48,123		1980		09/06		20 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Hialeah, FL	—	432,479	175,245	—	—	432,479	175,245	607,724	20,080	1978	09/06		20 years
Houston, TX	—	503,797	347,749	—	—	503,797	347,749	851,546	39,846	1976	09/06		20 years
Indianapolis, IN	—	325,937	511,345	—	—	325,937	511,345	837,282	58,592	1978	09/06		20 years
Indianapolis, IN	—	310,383	589,689	—	—	310,383	589,689	900,072	67,569	1981	09/06		20 years
Indianapolis, IN	—	358,295	766,627	—	—	358,295	766,627	1,124,922	87,843	1978	09/06		20 years
Indianapolis, IN	—	222,629	482,909	—	—	222,629	482,909	705,538	55,333	1979	09/06		20 years
Indianapolis, IN	—	231,236	511,175	—	—	231,236	511,175	742,411	58,572	1974	09/06		20 years
Kernersville, NC	—	406,544	557,465	—	—	406,544	557,465	964,009	63,876	2000	09/06		20 years
Lafayette, IN	—	423,516	773,096	—	—	416,445	773,096	1,189,541	88,584	1978	09/06		20 years
Laurel, MD	—	527,596	379,327	—	—	527,596	379,327	906,923	43,465	1976	09/06		20 years
Little Rock, AR	—	671,665	76,507	—	—	671,665	76,507	748,172	8,766	1979	09/06		20 years
Little Rock, AR	—	702,789	179,699	—	—	702,789	179,699	882,488	20,591	1979	09/06		20 years
Maplewood, MN	—	630,007	271,268	—	—	630,007	271,268	901,275	31,083	1983	09/06		20 years
Merrivile, IN	—	368,152	813,167	—	—	368,152	813,167	1,181,319	93,175	1976	09/06		20 years
Middleburg Heights, OH	—	496,963	259,581	—	—	496,963	259,581	756,544	29,744	1976	09/06		20 years
N. Miami, FL	—	855,381	151,216	—	—	855,381	151,216	1,006,597	17,327	1977	09/06		20 years
Nampa, ID	—	356,591	729,175	—	—	356,591	729,175	1,085,766	83,551	1979	09/06		20 years
North Richland Hills, TX	—	500,352	129,840	—	—	500,352	129,840	630,192	14,878	1970	09/06		20 years
Novi, MI	—	545,175	305,344	—	—	545,175	305,344	850,519	34,987	1979	09/06		20 years
Omaha, NE	—	496,452	314,303	—	—	496,452	314,303	810,755	36,014	1994	09/06		20 years
Pompano Beach, FL	—	436,153	393,590	—	—	436,153	393,590	829,743	45,099	1976	09/06		20 years
Portland, OR	—	764,431	161,462	—	—	764,431	161,462	925,893	18,501	1977	09/06		20 years
Provo, UT	—	519,038	216,015	—	—	519,038	216,015	735,053	24,752	1978	09/06		20 years
Pueblo, CO	—	475,420	301,725	—	—	475,420	301,725	777,145	34,573	1980	09/06		20 years
Raleigh, NC	—	1,094,361	482,297	—	—	1,094,361	482,297	1,576,658	55,263	1984	09/06		20 years
Southfield, MI	—	401,401	330,496	—	—	401,401	330,496	731,897	37,869	1980	09/06		20 years
St. Louis, MO	—	519,641	265,824	—	—	519,641	265,824	785,465	30,459	1973	09/06		20 years
Sugarland, TX	—	315,186	334,027	—	—	315,186	334,027	649,213	38,274	1997	09/06		20 years
Tacoma, WA	—	580,288	200,559	—	—	580,288	200,559	780,847	22,981	1984	09/06		20 years
Tuscon, AZ	—	922,401	290,221	—	—	922,401	290,221	1,212,622	33,255	1979	09/06		20 years
W. Palm Beach, FL	—	619,003	160,924	—	—	619,003	160,924	779,927	18,439	1984	09/06		20 years
Weathersfield, CT	—	883,538	176,136	—	—	883,538	176,136	1,059,674	20,182	1978	09/06		20 years
Worcester, MA	—	383,194	492,602	—	—	383,194	492,602	875,796	56,444	1978	09/06		20 years
Boise, ID	—	514,340	476,967	—	—	514,340	476,967	991,307	48,690	1983	12/06		20 years
St. Louis, MO	—	634,924	302,979	—	—	634,924	302,979	937,903	29,667	1980	01/07		20 years
Virginia Gardens, FL	—	793,432	132,605	—	—	793,432	132,605	926,037	12,984	1977	01/07		20 years

Dick’s Sporting Goods:
Taylor, MI	—	1,920,032	3,526,868	—	—	1,920,032	3,526,868	5,446,900	1,084,133	1996	08/96		40 years
White Marsh, MD	—	2,680,532	3,916,889	—	—	2,680,532	3,916,889	6,597,421	1,204,022	1996	08/96		40 years

Dollar Tree:
Garland, TX	—	239,014	626,170	—	—	239,014	626,170	865,183	117,407	1994	02/94		40 years
Copperas Cove, TX	—	241,650	511,624	194,167	—	241,650	705,791	947,441	163,282	1972	11/98		40 years

Donato’s:
Medina, OH	—	405,113	463,582	—	—	405,113	463,582	868,696	81,610	1996	12/01		40 years

Dr. Clean Dry Cleaners:
Monticello, NY	—	19,625	71,570	—	—	19,625	71,570	91,195	6,784	1996	03/05		40 years

Easyhome:
Cohoes, NY	—	59,110	318,610	222,454	—	59,110	541,064	600,174	37,285	1994	09/04		40 years

El Paso Barbeque:
Tuscon, AZ	—	996,435	—	2,741,660	—	996,435	2,741,660	3,738,095	88,533	2007	12/06	(q)	40 years
Farmington, NM	—	2,756,524	—	729,748	—	2,756,524	729,748	3,486,272	11,402	2003	12/07	(q)	40 years

El Tapatio Grill:
Hammond, LA	—	247,600	813,514	61,688	—	247,600	627,002	874,602	125,187	1997	12/01		40 years

Enterprise Rent-A-Car:
Wilmington, NC	—	218,126	327,329	33,169	—	218,126	360,498	578,624	58,280	1981	12/01		40 years

Express Oil Change:
Muscle Shoals, AL	—	167,949	624,273	—	—	167,949	624,273	792,222	18,208	1985	02/08		40 years
Florence, AL	—	110,188	381,082	—	—	110,188	381,082	491,270	11,115	1987	02/08		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests		Total
Helena, AL	—	363,087	628,027	—	—	363,087	628,027		991,114	13,738		1998	02/08		40 years
Opelika, AL	—	547,215	679,735	—	—	547,215	679,735		1,226,950	14,869		2006	02/08		40 years
Birmingham, AL	—	469,534	695,487	—	—	469,534	695,487		1,165,021	13,765		2008	02/08	(f)	40 years
Cordova, TN	—	638,628	785,040	—	—	638,628	785,040		1,423,668	818		2000	12/08		40 years
Horn Lake, MS	—	326,116	611,004	—	—	326,116	611,004		937,120	727		1998	12/08		40 years
Lakeland, TN	—	185,823	488,569	—	—	185,823	488,569		674,392	509		2000	12/08		40 years
Memphis, TN	—	402,438	721,361	—	—	402,438	721,361		1,123,799	751		1998	12/08		40 years

Fallas Paredes:
Arlington, TX	—	317,838	1,680,428	242,483	—	317,838	1,922,911		2,240,749	516,949		1996	06/96		38 years

Family Dollar:
Cohoes, NY	—	94,038	506,879	4,923	—	94,038	511,802		605,840	54,413		1994	09/04		40 years
Hudson Falls, NY	—	51,055	379,789	—	—	51,055	379,789		430,844	40,748		1993	09/04		40 years
Monticello, NY	—	96,445	351,721	—	—	96,445	351,721		448,166	33,340		1996	03/05		40 years

Famous Footwear:
Lapeer, MI	—	163,152	834,548	—	—	163,152	834,548		997,700	26,949		2007	09/07		40 years

Fantastic Sams:
Eden Prairie, MN	—	64,916	180,538	80,809	—	64,916	261,347		326,263	43,113		1997	12/01		40 years

Fazoli’s Restaurant:
Bay City, MI	—	647,055	633,899	—	—	647,055	633,899		1,280,953	111,593		1997	12/01		40 years

Ferguson:
Destin, FL	—	553,552	1,011,898	253,411	—	553,552	1,265,309		1,818,861	48,228		2006	03/07		40 years

Food Fast:
Bossier City, LA	—	882,882	657,929	—	—	882,882	657,929		1,540,811	67,620		1975	06/07		15 years
Brownsboro, TX	—	327,611	385,088	—	—	327,611	385,088		712,699	19,789		1990	06/07		30 years
Flint, TX	—	272,007	410,803	—	—	272,007	410,803		682,810	25,333		1985	06/07		25 years
Forney, TX	—	545,133	707,160	—	—	545,133	707,160		1,252,293	36,340		1989	06/07		30 years
Forney, TX	—	473,290	653,516	—	—	473,290	653,516		1,126,806	33,583		1990	06/07		30 years
Gun Barrel City, TX	—	241,890	467,271	—	—	241,890	467,271		709,161	28,815		1988	06/07		25 years
Gun Barrel City, TX	—	269,871	386,429	—	—	269,871	386,429		656,300	23,830		1986	06/07		25 years
Jacksonville, TX	—	660,275	632,166	—	—	660,275	632,166		1,292,441	64,973		1976	06/07		15 years
Kemp, TX	—	580,596	505,102	—	—	580,596	505,102		1,085,698	31,148		1986	06/07		25 years
Longview, TX	—	252,373	303,925	—	—	252,373	303,925		556,298	18,742		1983	06/07		25 years
Longview, TX	—	271,236	430,518	—	—	271,236	430,518		701,754	22,124		1990	06/07		30 years
Longview, TX	—	425,860	381,585	—	—	425,860	381,585		807,445	23,531		1984	06/07		25 years
Longview, TX	—	359,539	535,304	—	—	359,539	535,304		894,843	33,010		1983	06/07		25 years
Longview, TX	—	403,420	571,962	—	—	403,420	571,962		975,382	35,271		1985	06/07		25 years
Longview, TX	—	178,176	235,972	—	—	178,176	235,972		414,148	18,190		1977	06/07		20 years
Mabank, TX	—	229,097	493,568	—	—	229,097	493,568		722,665	30,437		1986	06/07		25 years
Mt. Vernon, TX	—	292,251	666,046	—	—	292,251	666,046		958,297	41,073		1990	06/07		25 years
Shreveport, LA	—	360,801	249,918	—	—	360,801	249,918		610,719	25,686		1969	06/07		15 years
Tyler, TX	—	323,146	283,153	—	—	323,146	283,153		606,299	21,826		1978	06/07		20 years
Tyler, TX	—	487,716	831,325	—	—	487,716	831,325		1,319,041	64,081		1980	06/07		20 years
Tyler, TX	—	742,070	545,967	—	—	742,070	545,967		1,288,037	33,668		1985	06/07		25 years
Tyler, TX	—	256,415	542,486	-	-	256,415	542,486		798,901	41,817		1980	06/07		20 years
Tyler, TX	—	188,162	328,622	—	—	188,162	328,622		516,784	20,265		1984	06/07		25 years
Tyler, TX	—	542,144	403,494	—	—	480,697	403,494		884,191	24,882		1984	06/07		25 years
Tyler, TX	—	257,981	418,816	—	—	257,981	418,816		676,797	32,284		1978	06/07		20 years
Tyler, TX	—	316,208	544,790	—	—	316,208	544,790		860,998	27,996		1989	06/07		30 years
Tyler, TX	—	301,853	455,181	—	—	301,853	455,181		757,034	35,087		1981	06/07		20 years

Food 4 Less:
Chula Vista, CA	—	3,568,862	—	—	—	3,568,862	(c	)	3,568,862	(c	)	1995	11/98		(c	)

Fresh Market:
Gainesville, FL	—	317,386	1,248,404	655,827	—	317,386	1,904,231		2,221,617	191,928		1982	03/99		40 years

Fuel On:
Bloomsburg, PA	—	540,561	146,127	—	—	540,561	146,127		686,688	24,659		1988	01/06		40 years
Carlisle, PA	—	170,450	201,630	—	—	170,450	201,630		372,080	15,687		1988	01/06		40 years
Emporium, PA	—	380,032	568,625	—	—	380,032	568,625		948,657	95,955		1996	08/05		40 years
Luzerne, PA	—	170,866	415,294	—	—	170,866	415,294		586,160	70,081		1989	08/05		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests	Total
St. Mary’s, PA	—	274,323		260,942	—	—	274,323		260,942	535,265	44,034		1979		08/05		40 years
Zelienople, PA	—	160,219		437,167	—	—	160,219		437,167	597,386	32,332		1988		01/06		40 years

Furniture Xpress:
Buford, GA	—	1,925,129		5,034,846	—	—	1,925,129		5,034,846	6,959,975	561,175		2004		07/04		40 years

Furr’s Family Dining:
Las Cruces, NM	—	947,476		—	2,181,954	—	947,476		2,181,954	3,129,430	125,008		2006		01/06	(q)	40 years
Tuscon, AZ	—	1,170,722		—	—	—	1,170,722		—	1,170,722	(e	)	(e	)	07/06	(q)	(e	)
Moore, OK	—	938,701		—	2,429,401	—	938,701		2,429,401	3,368,102	73,388		2007		03/07	(q)	40 years

Gander Mountain:
Amarillo, TX	—	1,513,714		5,781,294	—	—	1,513,714		5,781,294	7,295,008	596,196		2004		11/04		40 years

Gate Petroleum:
Concord, NC	—	852,225		1,200,862	—	—	852,225		1,200,862	2,053,087	106,326		2001		06/05		40 years
Rocky Mountain, NC	—	258,764		1,164,438	—	—	258,764		1,164,438	1,423,202	103,101		2000		06/05		40 years

Gen-X Clothing:
Federal Way, WA	—	2,037,392		1,661,577	257,414	—	2,037,392		1,918,991	3,956,383	471,412		1998		06/98		40 years

Golden Corral:
Abbeville, LA	—	98,577		362,416	—	—	98,577		362,416	460,993	251,103		1985		04/85		35 years
Lake Placid, FL	—	115,113		305,074	43,797	—	115,113		348,871	463,984	222,973		1985		05/85		35 years
Tampa, FL	—	1,329,793		1,390,502	—	—	1,329,793		1,390,502	2,720,296	244,786		1998		12/01		40 years
Dallas, TX	—	1,138,129		1,024,747	—	—	1,138,129		1,024,747	2,162,875	180,398		1994		12/01		40 years
Temple Terrace, FL	—	1,187,614		1,339,000	—	—	1,187,614		1,339,000	2,526,614	235,720		1997		12/01		40 years

Goodyear Truck & Tire:
Wichita, KS	—	213,640		686,700	—	—	213,640		686,700	900,340	121,603		1989		06/05		20 years
Anthony, TX	—	(l	)	1,241,517	—	—	(l	)	1,241,517	1,241,517	45,264		2007		02/07		40 years

Great Clips:
Lapeer, MI	—	27,379		197,785	—	—	27,379		197,785	225,164	6,798		2007		10/07		40 years

Guitar Center:
Roseville, MN	—	1,599,311		1,419,396	—	—	1,599,311		1,419,396	3,018,707	107,933		1994		08/06		40 years

GymKix:
Copperas Cove, TX	—	203,908		431,715	171,477	—	203,908		603,192	807,100	139,136		1972		11/98		40 years

H&R Block:
Swansea, IL	—	45,842		132,440	69,029	—	45,842		201,469	247,311	34,378		1997		12/01		40 years

Hastings:
Nacogdoches, TX	—	397,074		1,257,402	—	—	397,074		1,257,402	1,654,477	318,280		1997		11/98		40 years

Haverty’s:
Clearwater, FL	—	1,184,938		2,526,207	44,005	—	1,230,572		2,570,212	3,800,784	995,449		1992		05/93		40 years
Orlando, FL	—	820,397		2,184,721	176,425	—	820,397		2,361,146	3,181,543	872,409		1992		05/93		40 years
Pensacola, FL	—	633,125		1,595,405	—	—	603,111		1,595,405	2,198,516	499,007		1994		06/96		40 years
Bowie, MD	—	1,965,508		4,221,074	—	—	1,965,508		4,221,074	6,186,582	1,036,995		1997		12/97		38 years

Healthy Pet:
Suwannee, GA	—	175,183		1,038,492	—	—	175,183		1,038,492	1,213,675	53,006		1997		12/06		40 years
Colonial Heights, VA	—	159,879		746,261	—	—	159,879		746,261	906,140	36,536		1996		01/07		40 years

Heilig-Meyers:
Baltimore, MD	—	469,781		813,073	—	—	469,781		813,073	1,282,854	205,809		1968		11/98		40 years
Glen Burnie, MD	—	631,712		931,931	—	—	631,712		931,931	1,563,643	235,848		1968		11/98		40 years

Hollywood Video:
Cincinnati, OH	—	282,200		520,623	279,308	—	543,438		538,693	1,082,132	92,254		1998		12/01		40 years
Clifton, CO	—	245,462		732,477	—	—	245,462		732,477	977,939	128,946		1998		12/01		40 years
Lafayette, LA	—	603,190		1,149,251	—	—	603,190		1,149,251	1,752,441	87,391		1999		12/05		40 years

Home Décor:
Memphis, TN	—	549,309		539,643	364,460	—	549,309		904,103	1,453,412	200,016		1998		11/98		40 years

Home Depot:
Sunrise, FL	—	5,148,657		—	—	—	5,148,657		—	5,148,657	—		(i	)	05/03		(i	)

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

HomeGoods:
Fairfax, VA	—		977,839	1,414,261	937,301	—	977,839	2,351,562	3,329,401	296,112	1995		12/95	40 years

Hooters:
Tampa, FL	—		783,923	504,768	—	—	783,923	504,768	1,288,692	88,860	1993		12/01	40 years

Humana:
Sunrise, FL	—		800,271	252,717	—	—	800,271	252,717	1,052,988	29,168	1984		05/04	40 years

Hy-Vee:
St. Joseph, MO	—		1,579,583	2,849,246	—	—	1,579,583	2,849,246	4,428,829	448,170	1991		09/02	40 years

International House of Pancakes:
Midwest City, OK	—		407,268	—	—	—	407,268	—	407,268		(i	)	11/00	(i	)
Ankeny, IA	—		692,956	515,035	—	—	692,956	515,035	1,207,991	60,803	2002		06/05	30 years

Jack-in-the-Box:
Plano, TX	—		1,055,433	1,236,590	—	—	1,055,433	1,236,590	2,292,023	109,490	2001		06/05	40 years

Jacobson Industrial:
Des Moines, IA	—		60,517	112,390	—	—	60,517	112,390	172,907	19,902	1973		06/05	20 years

Jared Jewelers:
Richmond, VA	—		955,134	1,336,152	—	—	955,134	1,336,152	2,291,286	235,218	1998		12/01	40 years
Brandon, FL	—		1,196,900	1,182,150	—	—	1,196,900	1,182,150	2,379,050	195,995	2001		05/02	40 years
Lithonia, GA	—		1,270,517	1,215,818	—	—	1,270,517	1,215,818	2,486,335	201,576	2001		05/02	40 years
Houston, TX	—		1,675,739	1,439,597	—	—	1,675,739	1,439,597	3,115,336	217,439	1999		12/02	40 years

Jo-Ann Etc:
Corpus Christi, TX	—		818,448	896,395	12,222	—	818,448	908,617	1,727,065	343,049	1967		11/93	40 years

Kangaroo Express:
Belleview, FL	—		471,029	1,451,277	—	—	471,029	1,451,277	1,922,306	86,170	2006		08/06	40 years
Carthage, NC	—		485,461	353,643	—	—	485,461	353,643	839,104	20,998	1989		08/06	40 years
Jacksonville, FL	—		807,477	1,239,085	—	—	807,477	1,239,085	2,046,562	73,571	1975		08/06	40 years
Jacksonville, FL	—		684,639	1,361,897	—	—	682,510	1,361,897	2,044,407	80,863	1969		08/06	40 years
Sanford, NC	—		666,330	660,594	—	—	666,330	660,594	1,326,924	39,223	2000		08/06	40 years
Sanford, NC	—		1,638,444	1,370,558	—	—	1,638,444	1,370,558	3,009,002	81,377	2003		08/06	40 years
Siler City, NC	—		586,174	645,290	—	—	586,174	645,290	1,231,464	38,314	1998		08/06	40 years
West End, NC	—		426,114	516,010	—	—	426,114	516,010	942,124	30,638	1999		08/06	40 years
Destin, FL	—		1,365,569	1,192,192	—	—	1,365,569	1,192,192	2,557,761	68,303	2000		09/06	40 years
Niceville, FL	—		1,433,652	1,124,109	—	—	1,433,652	1,124,109	2,557,761	64,402	2000		09/06	40 years
Interlachen, FL	—		518,814	1,500,000	-	-	518,814	1,500,000	2,018,814	29,688	2007		10/06	40 years
Kill Devil Hills, NC	—		679,169	552,393	—	—	679,169	552,393	1,231,562	30,501	1990		10/06	40 years
Kill Devil Hills, NC	—		490,309	741,222	—	—	490,309	741,222	1,231,531	40,927	1995		10/06	40 years
Clarksville, TN	—		521,023	709,784	—	—	521,023	709,784	1,230,807	36,229	1999		12/06	40 years
Clarksville, TN	—		275,897	954,910	—	—	275,897	954,910	1,230,807	48,740	1999		12/06	40 years
Gallatin,TN	—		474,297	756,510	—	—	474,297	756,510	1,230,807	38,320	1999		12/06	40 years
Naples, FL	—		3,194,938	1,403,297	—	—	3,194,938	1,403,297	4,598,235	71,627	2001		12/06	40 years
Oxford, MS	—		440,413	1,096,748	—	—	440,413	1,096,748	1,537,161	55,980	1998		12/06	40 years
Columbiana, AL	—		770,793	988,907	—	—	770,793	988,907	1,759,700	48,415	1982		01/07	40 years
Naples, FL	—		3,161,883	1,596,602	—	—	3,161,883	1,596,602	4,758,485	74,841	1995		02/07	40 years
Kentwood, LA	—		985,372	891,185	—	—	985,372	891,185	1,876,557	39,918	2001		03/07	40 years
Longs, SC	—		745,488	757,865	—	—	745,488	757,865	1,503,353	33,946	2001		03/07	40 years
Naples, FL	—		2,412,119	1,589,011	—	—	2,412,119	1,589,011	4,001,130	64,554	2000		05/07	40 years
Montgomery, AL	—		666,002	1,185,069	—	—	666,002	1,185,069	1,851,071	45,675	1998		06/07	40 years
Cary, NC	—		1,314,197	2,124,513	—	—	1,314,197	2,124,513	3,438,711	73,030	2007		08/07	40 years
Dothan, AL	—		773,671	1,886,333	—	—	773,671	1,886,333	2,660,004	84,492	2007		03/07	40 years
Midland City, AL	—		728,990	2,538,232	—	—	728,990	2,538,232	3,267,222	129,556	2006		12/06	40 years

Kash N’ Karry:
Brandon, FL	3,079,596	(p)	322,476	1,221,661	—	—	322,476	1,221,661	1,544,137	159,070	1983		03/99	40 years

Keg Steakhouse:
Bellingham, WA (r)	—		397,443	455,605	—	—	397,443	455,605	853,048	80,206	1981		12/01	40 years
Lynnwood, WA	—		1,255,513	649,236	—	—	1,255,513	649,236	1,904,748	114,292	1992		12/01	40 years
Tacoma, WA	—		526,792	794,722	—	—	526,792	794,722	1,321,515	139,904	1981		12/01	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Kerasotes:
Bloomington, IN	—		2,337,910	4,000,182	—	—	2,337,910	4,000,182	6,338,092	206,676		1987		09/07		25 years
Bolingbrook, IL	—		2,937,193	3,032,087	—	—	2,937,193	3,032,087	5,969,280	130,548		1994		09/07		30 years
Brighton, CO	—		1,069,710	5,490,668	—	—	1,069,710	5,490,668	6,560,379	177,303		2005		09/07		40 years
Castle Rock, CO	—		2,904,550	5,001,791	—	—	2,904,550	5,001,791	7,906,342	161,516		2005		09/07		40 years
Evansville, IN	—		1,300,359	4,268,824	—	—	1,300,359	4,268,824	5,569,183	157,540		1999		09/07		35 years
Galesburg, IL	—		1,204,699	2,441,058	—	—	1,204,699	2,441,058	3,645,758	78,826		2003		09/07		40 years
Machesney Park, IL	—		3,017,551	8,769,548	—	—	3,017,551	8,769,548	11,787,099	283,183		2005		09/07		40 years
Michigan City, IN	—		1,995,639	8,421,666	—	—	1,995,639	8,421,666	10,417,305	271,950		2005		09/07		40 years
Muncie, IN	—		1,243,157	5,511,584	—	—	1,243,157	5,511,584	6,754,741	177,978		2005		09/07		40 years
Naperville, IL	—		6,141,054	11,624,187	—	—	6,141,054	11,624,187	17,765,241	375,364		2006		09/07		40 years
New Lenox, IL	—		6,777,804	10,979,958	—	—	6,777,804	10,979,958	17,757,762	354,561		2004		09/07		40 years
Quincy, IL	—		1,296,872	2,849,999	—	—	1,296,872	2,849,999	4,146,871	78,036		1982		01/08		35 years
Schereville, IN	—		6,619,133	14,225,121	—	—	6,619,133	14,225,121	20,844,254	454,414		1996		01/08		30 years
Johnson Creek, WI	—		1,433,427	3,931,692	—	—	1,433,427	3,931,692	5,365,119	107,653		1997		01/08		35 years
Lake Delton, WI	—		2,063,267	8,365,867	—	—	2,063,267	8,365,867	10,429,134	229,065		1999		01/08		35 years
Chicago, IL	—		7,256,735	10,955,050	—	—	7,256,735	10,955,050	18,211,785	262,465		2007		01/08		40 years

KFC:
Erie, PA	—		516,508	496,092	—	—	516,508	496,092	1,012,601	87,333		1996		12/01		40 years
Marysville, WA	—		646,779	545,592	—	—	646,779	545,592	1,192,371	96,047		1996		12/01		40 years
Evansville, IN	—		369,740	766,635	—	—	369,740	766,635	1,136,375	50,310		2004		05/06		40 years
Fenton, MO	—		307,068	496,410	—	—	307,068	496,410	803,478	248,747		1985		07/92		33 years

Kohl’s:
Florence, AL	—		817,661	—	1,046,515	—	817,661	1,046,515	1,864,176	58,866		(i	)	06/04		40 years

Kum & Go:
Omaha, NE	—		392,847	214,280	—	—	392,847	214,280	607,127	37,945		1979		06/05		20 years

LA Fitness:
Centerville, OH	—		2,700,000	—	—	—	2,700,000	—	2,700,000	(e	)	(e	)	06/08		(e	)
Warren, MI	—		2,360,449	—	—	—	2,360,449	—	2,360,449	(e	)	(e	)	07/08		(e	)
Cincinnati, OH	—		5,145,103	—	—	—	5,145,103	—	5,145,103	(e	)	(e	)	08/08		(e	)

Light Restaurant:
Columbus, OH	—		1,032,008	1,107,250	—	—	1,032,008	1,107,250	2,139,258	194,922		1998		12/01		40 years

Lil’ Champ:
Gainesville, FL	—		900,141	—	1,800,281	—	900,141	1,800,281	2,700,422	80,638		2007		07/05	(q)	40 years
Jacksonville, FL	—		2,225,177	3,265,315	—	—	2,225,177	3,265,315	5,490,492	48,115		2006		08/05		40 years
Ocala, FL	—		845,827	—	1,563,500	—	845,827	1,563,500	2,409,327	60,260		2007		02/06	(q)	40 years

Logan’s Roadhouse:
Alexandria, LA	—		1,217,567	3,048,693	—	—	1,217,567	3,048,693	4,266,260	161,962		1998		11/06		40 years
Beckley, WV	—		1,396,024	2,404,817	—	—	1,396,024	2,404,817	3,800,841	127,756		2006		11/06		40 years
Cookeville, TN	—		1,262,430	2,270,596	—	—	1,262,430	2,270,596	3,533,026	120,625		1997		11/06		40 years
Fort Wayne, IN	—		1,274,315	2,109,860	—	—	1,172,201	2,109,860	3,282,061	112,086		2003		11/06		40 years
Greenwood, IN	—		1,341,188	2,105,213	—	—	1,341,188	2,105,213	3,446,401	111,839		2000		11/06		40 years
Hurst, TX	—		1,857,628	1,915,877	—	—	1,857,628	1,915,877	3,773,505	101,781		1999		11/06		40 years
Jackson, TN	—		1,199,765	2,246,330	—	—	1,199,765	2,246,330	3,446,095	119,336		1994		11/06		40 years
Lake Charles, LA	—		1,284,898	2,202,447	—	—	1,284,898	2,202,447	3,487,345	117,005		1998		11/06		40 years
McAllen, TX	—		1,607,806	2,177,715	—	—	1,607,806	2,177,715	3,785,521	115,691		2005		11/06		40 years
Opelika, AL	—		1,028,484	1,753,045	—	—	1,028,484	1,753,045	2,781,529	93,130		2005		11/06		40 years
Roanoke, VA	—		2,302,414	1,947,141	—	—	2,302,414	1,947,141	4,249,555	103,442		1998		11/06		40 years
San Marcos, TX	—		836,979	1,453,300	—	—	836,979	1,453,300	2,290,279	77,207		2000		11/06		40 years
Sanford, FL	—		1,677,782	1,730,390	—	—	1,677,782	1,730,390	3,408,172	91,927		1999		11/06		40 years
Smyrna, TN	—		1,334,998	2,047,465	—	—	1,334,998	2,047,465	3,382,463	108,772		2002		11/06		40 years
Warner Robins, GA	—		905,301	1,533,748	—	—	905,301	1,533,748	2,439,049	81,480		2004		11/06		40 years
Franklin, TN	—		2,519,485	1,704,790	—	—	2,519,485	1,704,790	4,224,275	87,015		1995		12/06		40 years
Southaven, MS	—		1,297,767	1,338,118	—	—	1,297,767	1,338,118	2,635,885	68,300		2005		12/06		40 years

Lowe’s:
Memphis, TN	—		3,214,835	9,169,885	—	—	3,214,835	9,169,885	12,384,720	1,501,197		2001		06/02		40 years

Magic China Café:
Orlando, FL	58,124	(o)	40,200	110,531	—	—	40,200	110,531	150,731	13,471		2001		02/04		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total

Magic Mountain:
Columbus, OH	—	2,075,527	1,906,370	—	—	2,075,527	1,906,370	3,981,897	73,475	1990	06/07		40 years
Columbus, OH	—	5,379,851	2,693,295	—	—	5,379,851	2,693,295	8,073,146	103,804	1990	06/07		40 years

Majestic Liquors:
Coffee City, TX	—	1,330,427	3,858,445	—	—	1,330,427	3,858,445	5,188,872	373,787	1996	02/05		40 years
Ft. Worth, TX	—	1,651,570	2,017,770	—	—	1,651,570	2,017,770	3,669,340	195,472	2000	02/05		40 years
Ft. Worth, TX	—	2,505,249	2,138,400	—	—	2,505,249	2,138,400	4,643,649	207,158	1988	02/05		40 years
Ft. Worth, TX	—	977,290	2,368,447	—	—	977,290	2,368,447	3,345,737	229,443	1997	02/05		40 years
Ft. Worth, TX	—	611,366	1,608,555	—	—	611,366	1,608,555	2,219,921	155,829	1974	02/05		40 years
Hudson Oaks, TX	—	361,371	1,029,053	—	—	361,371	1,029,053	1,390,424	99,689	1993	02/05		40 years
Granbury, TX	—	786,159	1,233,984	—	—	786,159	1,233,984	2,020,143	86,122	2006	05/05	(g)	40 years
Dallas, TX	—	1,554,411	1,228,778	—	—	1,554,411	1,228,778	2,783,189	108,798	1982	06/05		40 years
Dallas, TX	—	2,407,203	2,050,580	248,000	—	2,407,203	2,298,580	4,705,783	196,995	1971	06/05		40 years
Azle, TX	—	648,274	859,435	—	—	648,274	859,435	1,507,709	33,124	1970	06/07		40 years
Ft. Worth, TX	—	574,618	933,091	—	—	574,618	933,091	1,507,709	35,963	1982	06/07		40 years
Lubbock, TX	—	1,293,214	1,210,826	—	—	1,293,214	1,210,826	2,504,040	44,145	1983	07/07		40 years
Lubbock, TX	—	2,606,118	2,897,922	—	—	2,606,118	2,897,922	5,504,040	105,653	1983	07/07		40 years

Mattress Firm:
Baton Rouge, LA	—	609,069	913,603	—	—	609,069	913,603	1,522,672	296,982	1995	12/95		40 years

MC Sports:
Lapeer, MI	—	407,880	2,086,371	—	—	407,880	2,086,371	2,494,251	67,372	2007	09/07		40 years

Merchant’s Tires:
Hampton, VA	—	179,835	426,895	—	—	179,835	426,895	606,730	40,466	1986	03/05		40 years
Newport News, VA	—	233,812	259,046	—	—	233,812	259,046	492,858	24,555	1986	03/05		40 years
Norfolk, VA	—	398,132	507,743	—	—	398,132	507,743	905,875	48,130	1986	03/05		40 years
Rockville, MD	—	1,030,156	306,147	—	—	1,030,156	306,147	1,336,303	29,020	1974	03/05		40 years
Washington, DC	—	623,607	577,948	—	—	623,607	577,948	1,201,555	54,785	1983	03/05		40 years

Mi Pueblo Foods:
Watsonville, CA	—	805,056	1,648,934	—	—	805,056	1,648,934	2,453,990	214,705	1984	03/99		40 years

Michaels:
Fairfax, VA	—	986,131	1,426,254	706,501	—	986,131	2,132,755	3,118,886	552,719	1995	12/95		40 years
Grapevine, TX (r)	—	1,017,934	2,066,715	—	—	1,017,934	2,066,715	3,084,649	544,665	1998	06/98		40 years
Plymouth Meeting, PA	—	2,911,111	—	2,594,720	—	2,911,111	2,594,720	5,505,831	561,638	1999	10/98	(g)	40 years

Mister Car Wash:
Anoka, MN	—	212,378	214,461	—	—	212,378	214,461	426,839	24,425	1968	04/07		15 years
Brooklyn Park, MN	—	438,259	778,217	—	—	438,259	778,217	1,216,476	53,178	1985	04/07		25 years
Cedar Rapids, IA	—	390,848	816,402	—	—	390,848	816,402	1,207,250	55,787	1989	04/07		25 years
Clive, IA	—	1,141,010	934,829	—	—	1,141,010	934,829	2,075,839	79,850	1983	04/07		20 years
Cottage Grove, MN	—	274,404	484,572	—	—	274,404	484,572	758,976	33,112	1992	04/07		25 years
Des Moines, IA	—	212,694	475,795	—	—	212,694	475,795	688,489	40,641	1964	04/07		20 years
Des Moines, IA	—	248,517	595,659	—	—	248,517	595,659	844,176	33,919	1990	04/07		30 years
Eden Prairie, MN	—	865,400	751,139	—	—	865,400	751,139	1,616,539	64,160	1984	04/07		20 years
Edina, MN	—	894,483	686,718	—	—	894,483	686,718	1,581,201	58,657	1985	04/07		20 years
Houston, TX	—	287,729	465,697	—	—	287,729	465,697	753,426	53,038	1970	04/07		15 years
Houston, TX	—	2,260,395	1,806,419	—	—	2,260,395	1,806,419	4,066,814	123,439	1975	04/07		25 years
Houston, TX	—	3,193,137	1,305,127	—	—	3,193,137	1,305,127	4,498,264	63,703	1995	04/07		35 years
Houston, TX	—	1,846,219	1,592,457	—	—	1,846,219	1,592,457	3,438,676	108,818	1983	04/07		25 years
Houston, TX	—	1,960,385	1,144,516	—	—	1,960,385	1,144,516	3,104,901	78,209	1983	04/07		25 years
Houston, TX	—	1,347,305	1,701,671	—	—	1,347,305	1,701,671	3,048,976	96,901	1984	04/07		30 years
Houston, TX	—	795,775	678,201	—	—	795,775	678,201	1,473,976	46,344	1986	04/07		25 years
Houston, TX	—	623,760	1,108,129	—	—	623,760	1,108,129	1,731,889	63,102	1988	04/07		30 years
Houston, TX	—	5,125,771	1,267,125	—	—	5,125,771	1,267,125	6,392,896	61,848	1995	04/07		35 years
Humble, TX	—	1,204,234	1,516,641	—	—	1,204,234	1,516,641	2,720,875	74,027	1993	04/07		35 years
Plymouth, MN	—	827,427	181,549	—	—	827,427	181,549	1,008,976	31,015	1955	04/07		10 years
Roseville, MN	—	861,100	563,575	—	—	861,100	563,575	1,424,675	48,139	1963	04/07		20 years
Spokane, WA	—	214,246	580,318	—	—	214,246	580,318	794,564	33,046	1990	04/07		30 years
Spokane, WA	—	1,252,856	1,146,358	—	—	1,252,856	1,146,358	2,399,214	55,953	1997	04/07		35 years
St. Cloud, MN	—	242,717	391,259	—	—	242,717	391,259	633,976	33,420	1986	04/07		20 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Stillwater, MN	—	288,745	214,419	—	—	288,745	214,419	503,164	24,420	1971	04/07		15 years
Sugarland, TX	—	3,789,092	1,972,484	—	—	3,789,092	1,972,484	5,761,576	96,276	1995	04/07		35 years
West St Paul, MN	—	835,651	235,825	—	—	835,651	235,825	1,071,476	20,143	1972	04/07		20 years
Rochester, MN	—	318,975	451,053	—	—	318,975	451,053	770,028	13,626	1994	10/07		40 years
Rochester, MN	—	1,054,930	2,327,307	—	—	1,054,930	2,327,307	3,382,237	70,304	2003	10/07		40 years
Birmingham, AL	—	2,377,589	2,144,987	—	—	2,377,589	2,144,987	4,522,576	80,437	1985	11/07		30 years
Clearwater, FL	—	825,012	765,491	—	—	825,012	765,491	1,590,503	34,447	1969	11/07		25 years
Mesquite, TX	—	1,595,876	2,201,161	—	—	1,595,876	2,201,161	3,797,037	99,052	1987	11/07		25 years
Seminole, FL	—	2,165,896	1,495,994	—	—	2,165,896	1,495,994	3,661,890	56,100	1985	11/07		30 years
Tampa, FL	—	2,992,859	1,669,069	—	—	2,992,859	1,669,069	4,661,928	75,108	1969	11/07		25 years
Vestavia Hills, AL	—	1,008,794	955,811	—	—	1,008,794	955,811	1,964,605	43,011	1967	11/07		25 years
El Paso, TX	—	988,006	1,046,430	—	—	988,006	1,046,430	2,034,436	27,407	1998	12/07		40 years
El Paso, TX	—	1,399,045	1,467,945	—	—	1,399,045	1,467,945	2,866,990	38,446	1991	12/07		40 years
El Paso, TX	—	664,183	823,521	—	—	664,183	823,521	1,487,704	21,568	1991	12/07		40 years
El Paso, TX	—	1,423,681	1,305,604	—	—	1,423,681	1,305,604	2,729,285	45,333	1986	12/07		30 years
El Paso, TX	—	1,807,249	2,287,451	—	—	1,807,249	2,287,451	4,094,700	60,363	1983	12/07		40 years

Mr. E’s Music Supercenter:
Arlington, TX	—	435,002	2,299,881	334,059	—	435,002	2,633,940	3,068,942	707,511	1996	06/96		40 years

M&T Bank:
Carlisle, PA	—	86,964	102,873	—	—	86,964	102,873	189,837	7,396	1988	01/06		40 years

Muchas Gracias Mexican Restaurant:
Salem, OR	—	555,951	735,651	—	—	555,951	735,651	1,291,602	129,505	1996	12/06		40 years

New Covenant Church:
Augusta, GA	—	176,656	674,253	—	—	176,656	674,253	850,909	118,697	1998	12/01		40 years

Office Depot:
Arlington, TX	—	596,024	1,411,432	—	—	596,024	1,411,432	2,007,456	526,266	1991	01/94		40 years
Richmond, VA	—	888,772	1,948,036	—	—	888,772	1,948,036	2,836,808	613,081	1996	05/96		40 years
Hartsdale, NY	—	4,508,753	2,327,448	—	—	4,508,753	2,327,448	6,836,201	286,082	1996	09/97		40 years

OfficeMax:
Cincinnati, OH	—	543,489	1,574,551	—	—	543,489	1,574,551	2,118,040	570,101	1994	07/94		40 years
Evanston, IL	—	1,867,831	1,757,618	—	—	1,867,831	1,757,618	3,625,449	595,881	1995	06/95		40 years
Altamonte Springs, FL	—	1,689,793	3,050,160	—	—	1,689,793	3,050,160	4,739,953	982,030	1995	01/96		40 years
Cutler Ridge, FL	—	989,370	1,479,119	—	—	989,370	1,479,119	2,468,489	462,533	1995	06/96		40 years
Sacramento, CA	—	1,144,167	2,961,206	—	—	1,144,167	2,961,206	4,105,373	888,558	1996	12/96		40 years
Salinas, CA	—	1,353,217	1,829,325	—	—	1,353,217	1,829,325	3,182,542	543,081	1995	02/97		40 years
Redding, CA	—	667,174	2,181,563	—	—	667,174	2,181,563	2,848,737	629,472	1997	06/97		40 years
Kelso, WA	—	868,003	—	1,805,539	—	868,003	1,805,539	2,673,542	494,642	1998	09/97	(g)	40 years
Lynchburg, VA	—	561,509	—	1,851,326	—	561,509	1,851,326	2,412,835	476,331	1998	02/98		40 years
Leesburg, FL	—	640,019	—	1,929,028	—	640,019	1,929,028	2,569,047	484,266	1998	08/98		40 years
Griffin, GA	—	685,470	—	1,801,905	—	685,470	1,801,905	2,487,375	437,337	1999	11/98	(g)	40 years
Tigard, OR	—	1,539,873	2,247,321	—	—	1,539,873	2,247,321	3,787,194	568,853	1995	11/98		40 years

Orlando Metro Gymnastics:
Orlando, FL	—	427,661	1,344,660	—	—	427,661	1,344,660	1,772,321	133,065	2003	01/05		40 years

Palais Royale:
Sealy, TX	—	470,485	519,177	1,629,759	—	475,185	2,148,936	2,624,121	155,950	1982	03/99		40 years

Party City:
Memphis, TN	—	266,383	—	1,136,334	—	266,383	1,136,334	1,402,717	271,063	1999	06/99		40 years

Pep Boys:
Chicago, IL	—	1,077,006	3,756,102	—	—	1,077,006	3,756,102	4,833,108	120,732	1993	11/07		35 years
Cicero, IL	—	1,341,244	3,760,263	—	—	1,341,244	3,760,263	5,101,507	120,866	1993	11/07		35 years
Cornwell Heights, PA	—	2,058,189	3,101,900	—	—	2,058,189	3,101,900	5,160,089	139,586	1972	11/07		25 years
East Brunswick, NJ	—	2,449,212	5,025,778	—	—	2,449,212	5,025,778	7,474,990	188,467	1987	11/07		30 years
Jacksonville, FL	—	809,881	2,330,983	—	—	809,881	2,330,983	3,140,864	74,924	1989	11/07		35 years
Joliet, IL	—	1,505,821	3,726,894	—	—	1,505,821	3,726,894	5,232,715	119,793	1993	11/07		35 years
Lansing, IL	—	868,936	3,439,711	—	—	868,936	3,439,711	4,308,647	110,562	1993	11/07		35 years
Las Vegas, NV	—	1,917,220	2,530,354	—	—	1,917,220	2,530,354	4,447,574	81,333	1989	11/07		35 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Marietta, GA	—	1,311,037	3,555,989	—	—	1,311,037	3,555,989	4,867,026	133,350	1987	11/07	30 years
Marlton, NJ	—	1,608,391	4,141,816	—	—	1,608,391	4,141,816	5,750,207	155,318	1983	11/07	30 years
Philadelphia, PA	—	1,300,283	3,830,376	—	—	1,300,283	3,830,376	5,130,659	123,119	1995	11/07	35 years
Quakertown, PA	—	1,128,592	3,251,721	—	—	1,128,592	3,251,721	4,380,313	104,520	1995	11/07	35 years
Roswell, GA	—	930,986	2,732,320	—	—	930,986	2,732,320	3,663,306	102,462	2007	11/07	30 years
Turnersville, NJ	—	989,911	3,493,815	—	—	989,911	3,493,815	4,483,726	131,018	1986	11/07	30 years

Perfect Teeth:
Rio Rancho, NM	—	61,517	122,142	—	—	61,517	122,142	183,659	21,522	1997	12/01	40 years

Perkins Restaurant:
Des Moines, IA	—	255,874	136,103	—	—	255,874	136,103	391,977	48,203	1976	06/05	10 years
Des Moines, IA	—	225,922	203,330	—	—	225,922	203,330	429,252	72,013	1976	06/05	10 years
Des Moines, IA	—	269,938	218,248	—	—	269,938	218,248	488,186	77,296	1977	06/05	10 years
Newton, IA	—	353,816	401,630	—	—	353,816	401,630	755,446	142,244	1979	06/05	10 years
Urbandale, IA	—	376,690	581,414	—	—	376,690	581,414	958,104	102,959	1979	06/05	20 years

Petco:
Grand Forks, ND	—	306,629	909,671	—	—	306,629	909,671	1,216,301	251,131	1996	12/97	40 years

Petro Express:
Belmont, NC	—	1,507,766	1,622,165	—	—	1,507,766	1,622,165	3,129,931	79,177	2001	04/07	35 years
Charlotte, NC	—	1,025,233	1,604,698	—	—	1,025,233	1,604,698	2,629,931	91,379	1986	04/07	30 years
Charlotte, NC	—	1,292,976	1,836,951	—	—	1,292,976	1,836,951	3,129,927	104,604	1987	04/07	30 years
Charlotte, NC	—	1,457,711	2,047,217	—	—	1,457,711	2,047,217	3,504,928	116,578	1987	04/07	30 years
Charlotte, NC	—	1,290,989	1,838,939	—	—	1,290,989	1,838,939	3,129,928	104,717	1988	04/07	30 years
Charlotte, NC	—	1,777,717	1,977,210	—	—	1,777,717	1,977,210	3,754,927	112,591	1992	04/07	30 years
Charlotte, NC	—	1,322,626	869,805	—	—	1,322,626	869,805	2,192,431	49,531	1982	04/07	30 years
Charlotte, NC	—	506,975	697,953	—	—	506,975	697,953	1,204,928	59,617	1967	04/07	20 years
Charlotte, NC	—	629,337	875,591	—	—	629,337	875,591	1,504,928	49,860	1986	04/07	30 years
Charlotte, NC	—	429,432	425,496	—	—	429,432	425,496	854,928	24,230	1983	04/07	30 years
Charlotte, NC	—	2,315,876	2,064,051	—	—	2,315,876	2,064,051	4,379,927	100,745	1996	04/07	35 years
Charlotte, NC	—	1,037,423	1,467,505	—	—	1,037,423	1,467,505	2,504,928	71,628	1997	04/07	35 years
Charlotte, NC	—	2,165,285	1,964,643	—	—	2,165,285	1,964,643	4,129,928	95,893	1997	04/07	35 years
Charlotte, NC	—	1,339,787	1,790,140	—	—	1,339,787	1,790,140	3,129,927	87,376	1998	04/07	35 years
Charlotte, NC	—	2,784,480	3,720,448	—	—	2,784,480	3,720,448	6,504,928	181,593	1998	04/07	35 years
Charlotte, NC	—	1,532,107	1,972,821	—	—	1,532,107	1,972,821	3,504,928	96,292	1998	04/07	35 years
Charlotte, NC	—	1,030,292	1,724,636	—	—	1,030,292	1,724,636	2,754,928	98,208	1983	04/07	30 years
Charlotte, NC	—	1,810,009	2,569,919	—	—	1,810,009	2,569,919	4,379,928	109,757	2004	04/07	40 years
Charlotte, NC	—	1,257,718	1,559,712	—	—	1,257,718	1,559,712	2,817,430	66,613	2004	04/07	40 years
Charlotte, NC	—	1,696,967	2,418,814	—	—	1,696,967	2,418,814	4,115,781	103,303	2005	04/07	40 years
Concord, NC	—	2,144,009	1,985,919	—	—	2,144,009	1,985,919	4,129,928	96,932	2000	04/07	35 years
Concord, NC	—	1,828,292	1,676,647	—	—	1,828,292	1,676,647	3,504,939	81,836	2002	04/07	35 years
Conover, NC	—	917,090	1,275,337	—	—	917,090	1,275,337	2,192,427	62,249	1999	04/07	35 years
Cornelius, NC	—	1,653,202	2,664,228	—	—	1,653,202	2,664,228	4,317,430	130,040	2000	04/07	35 years
Denver, NC	—	2,317,321	1,750,110	—	—	2,317,321	1,750,110	4,067,431	85,422	1999	04/07	35 years
Fort Mill, SC	—	3,825,461	2,554,459	—	—	3,825,461	2,554,459	6,379,920	124,682	1998	04/07	35 years
Fort Mill, SC	—	1,883,231	1,559,190	—	—	1,883,231	1,559,190	3,442,421	88,787	1988	04/07	30 years
Gastonia, NC	—	964,906	1,227,521	—	—	964,906	1,227,521	2,192,427	59,915	2001	04/07	35 years
Gastonia, NC	—	335,424	544,504	—	—	335,424	544,504	879,928	23,255	2000	04/07	40 years
Gastonia, NC	—	1,070,390	1,184,517	—	—	1,070,390	1,184,517	2,254,907	57,816	1990	04/07	35 years
Gastonia, NC	—	744,571	760,356	—	—	744,571	760,356	1,504,927	32,474	2003	04/07	40 years
Hickory, NC	—	1,975,267	1,529,667	—	—	1,975,267	1,529,667	3,504,934	74,662	2002	04/07	35 years
Kings Mountain, NC	—	1,210,397	982,031	—	—	1,210,397	982,031	2,192,428	47,932	1988	04/07	35 years
Lake Wylie, SC	—	1,972,180	1,282,737	—	—	1,972,180	1,282,737	3,254,917	62,610	2003	04/07	35 years
Lake Wylie, SC	—	1,380,939	2,061,482	—	—	1,380,939	2,061,482	3,442,421	100,620	1998	04/07	35 years
Lincolnton, NC	—	722,773	532,154	—	—	722,773	532,154	1,254,927	30,303	1989	04/07	30 years
Lincolnton, NC	—	2,358,754	1,771,201	—	—	2,358,754	1,771,201	4,129,955	86,451	2000	04/07	35 years
Matthews, NC	—	1,196,544	1,745,883	—	—	1,196,544	1,745,883	2,942,427	99,418	1987	04/07	30 years
Mineral Springs, NC	—	677,575	577,353	—	—	677,575	577,353	1,254,928	24,658	2002	04/07	40 years
Monroe, NC	—	420,625	834,302	—	—	420,625	834,302	1,254,927	40,722	1997	04/07	35 years
Monroe, NC	—	709,082	795,846	—	—	709,082	795,846	1,504,928	38,845	1999	04/07	35 years
Monroe, NC	—	857,369	1,022,565	—	—	857,369	1,022,565	1,879,934	43,672	2004	04/07	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Rock Hill, SC	—	2,118,790	1,886,128	—	—	2,118,790	1,886,128	4,004,918	92,061		1998		04/07		35 years
Rock Hill, SC	—	3,095,160	1,909,758	—	—	3,095,160	1,909,758	5,004,918	93,214		1999		04/07		35 years
Rock Hill, SC	—	777,836	727,082	—	—	777,836	727,082	1,504,918	41,403		1990		04/07		30 years
Statesville, NC	—	1,885,746	2,181,682	—	—	1,885,746	2,181,682	4,067,428	106,487		1999		04/07		35 years
Thomasville, NC	—	993,898	1,761,032	—	—	993,898	1,761,032	2,754,930	85,955		2000		04/07		35 years
Waxhaw, NC	—	508,235	746,698	—	—	508,235	746,698	1,254,933	31,890		2002		04/07		40 years
York, SC	—	2,306,150	1,448,777	—	—	2,306,150	1,448,777	3,754,927	70,714		1999		04/07		35 years
Charlotte, NC	—	1,231,265	1,214,175	—	—	1,231,265	1,214,175	2,445,440	49,326		1997		05/07		40 years
Charlotte, NC	—	1,849,143	2,279,590	—	—	1,849,143	2,279,590	4,128,733	92,608		2005		05/07		40 years
Rock Hill, SC	—	3,107,907	2,145,815	—	—	3,107,907	2,145,815	5,253,722	87,174		1999		05/07		40 years

Pet Smart:
Chicago, IL	—	2,724,138	3,565,721	—	—	2,724,138	3,565,721	6,289,859	917,422		1998		09/98		40 years

Pet Paradise:
Houston, TX	—	417,054	2,306,239	—	—	417,054	2,306,239	2,723,293	45,644		2008		03/08		40 years
Bunnell, FL	—	316,255	881,311	—	—	316,255	881,311	1,197,566	15,738		1997		04/08		40 years
Houston, TX	—	535,101	—	—	—	535,101	—	535,101	(e	)	(e	)	09/08	(q)	(e	)
Charlotte, NC	—	825,000	—	—	—	825,000	—	825,000	(e	)	(e	)	11/08	(q)	(e	)
Davie, FL	—	1,137,752	1,068,673	—	—	1,137,752	1,068,673	2,206,425	1,272		2003		11/08		35 years

Pier 1 Imports:
Anchorage, AK	—	928,321	1,662,584	—	—	928,321	1,662,584	2,590,905	533,651		1995		02/96		40 years
Memphis, TN	—	713,319	821,770	—	—	713,319	821,770	1,535,089	237,115		1997		09/96	(f)	40 years
Sanford, FL	—	738,051	803,082	—	—	738,051	803,082	1,541,133	216,665		1998		06/97	(f)	40 years
Knoxville, TN	—	467,169	734,833	—	—	467,169	734,833	1,202,002	182,943		1999		01/98	(f)	40 years
Mason, OH	—	593,571	885,047	—	—	593,571	885,047	1,478,617	211,120		1999		06/98	(f)	40 years
Harlingen, TX	—	316,640	756,406	—	—	316,640	756,406	1,073,046	174,131		1999		11/98	(f)	40 years
Valdosta, GA	—	390,838	805,912	—	—	390,838	805,912	1,196,750	183,849		1999		01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	—	547,300	44,237	—	—	547,300	44,237	591,537	7,788		1976		12/01		40 years

Popeye’s:
Snellville, GA	—	642,169	436,512	—	—	642,169	436,512	1,078,681	76,844		1995		12/01		40 years

Pueblo Viejo Restaurant:
Chandler, AZ	—	654,765	765,164	33,821	—	654,765	798,985	1,453,750	142,599		1997		12/01		40 years

Pull-A-Part:
Birmingham, AL	—	1,164,780	2,090,094	—	—	1,164,780	2,090,094	3,254,874	124,099		1964		08/06		40 years
Augusta, GA	—	1,414,381	—	1,450,906	—	1,414,381	1,450,906	2,865,287	55,920		2007		08/06	(q)	40 years
Conley, GA	—	1,685,604	1,387,170	—	—	1,685,604	1,387,170	3,072,774	82,363		1999		08/06		40 years
Norcross, GA	—	1,831,129	1,040,317	—	—	1,831,129	1,040,317	2,871,446	61,769		1998		08/06		40 years
Louisville, KY	—	3,205,591	1,531,842	—	—	3,205,591	1,531,842	4,737,433	90,953		2006		08/06		40 years
Harvey, LA	—	1,886,627	—	4,325,561	—	1,886,627	4,325,561	6,212,188	49,564		2008		08/06	(q)	40 years
Charlotte, NC	—	2,912,842	1,724,045	—	—	2,912,842	1,724,045	4,636,887	102,365		2006		08/06		40 years
Knoxville, TN	—	961,067	—	2,384,443	—	961,067	2,384,443	3,345,510	86,933		2007		08/06	(q)	40 years
Nashville, TN	—	2,164,234	1,414,129	—	—	2,164,234	1,414,129	3,578,363	83,964		2006		08/06		40 years
Lafayette, LA	—	1,035,679	—	2,225,578	—	1,035,679	2,225,578	3,261,257	57,958		2007		08/06	(q)	40 years
Cleveland, OH	—	4,555,684	—	2,096,448	—	4,555,684	2,096,448	6,652,132	58,963		2007		08/06	(q)	40 years
Montgomery, AL	—	934,023	—	2,012,612	—	934,023	2,012,612	2,946,635	56,605		2007		11/06	(q)	40 years
Jackson, MS	—	1,314,846	—	—	—	1,314,846	—	1,314,846	(e	)	(e	)	12/06	(q)	(e	)
Baton Rouge, LA	—	890,122	—	—	—	890,122	—	890,122	(e	)	(e	)	01/07	(q)	(e	)
Memphis, TN	—	1,779,169	—	2,964,143	—	1,779,169	2,964,143	4,743,312	46,315		2008		05/07	(q)	40 years
Mobile, AL	—	549,485	—	—	—	549,485	—	549,485	(e	)	(e	)	06/07	(q)	(e	)
Winston-Salem, NC	—	845,948	—	—	—	845,948	—	845,948	(e	)	(e	)	08/07	(q)	(e	)
Lithonia, GA	—	2,409,908	—	—	—	2,409,908	—	2,409,908	(e	)	(e	)	08/07	(q)	(e	)
Columbia, SC	—	934,755	—	—	—	934,755	—	934,755	(e	)	(e	)	09/07	(q)	(e	)
Akron, OH	—	1,064,150	—	—	—	1,064,150	—	1,064,150	(e	)	(e	)	10/08	(q)	(e	)

QuikTrip:
Alpharetta, GA	—	1,048,309	606,916	—	—	1,048,309	606,916	1,655,225	53,737		1996		06/05		40 years
Clive, IA	—	623,473	556,970	—	—	623,473	556,970	1,180,443	65,753		1994		06/05		30 years
Des Moines, IA	—	258,759	792,448	—	—	258,759	792,448	1,051,207	93,553		1990		06/05		30 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Des Moines, IA	—	379,435	455,322	—	—	379,435	455,322	834,757	53,753	1996	06/05		30 years
Gainesville, GA	—	592,192	912,962	—	—	592,192	912,962	1,505,154	107,780	1989	06/05		30 years
Herculaneum, MO	—	856,001	1,612,887	—	—	856,001	1,612,887	2,468,888	190,410	1991	06/05		30 years
Johnston, IA	—	394,289	385,119	—	—	394,289	385,119	779,408	45,465	1991	06/05		30 years
Lee’s Summit, MO	—	373,770	1,224,099	—	—	373,770	1,224,099	1,597,869	108,384	1999	06/05		40 years
Norcross, GA	—	948,051	293,896	—	—	948,051	293,896	1,241,947	34,696	1993	06/05		30 years
Norcross, GA	—	844,216	296,867	—	—	838,826	296,867	1,135,693	35,047	1989	06/05		30 years
Norcross, GA	—	966,145	202,430	—	—	966,145	202,430	1,168,575	23,898	1994	06/05		30 years
Olathe, KS	—	792,656	1,391,981	—	—	792,656	1,391,981	2,184,637	123,248	1999	06/05		40 years
Tulsa, OK	—	1,224,843	649,917	—	—	1,224,843	649,917	1,874,760	76,726	1990	06/05		30 years
Urbandale, IA	—	339,566	764,025	—	—	339,566	764,025	1,103,591	67,648	1993	06/05		40 years
Wichita, KS	—	127,250	542,934	—	—	127,250	542,934	670,184	64,096	1990	06/05		30 years
Wichita, KS	—	118,012	453,891	—	—	113,236	453,891	567,127	53,584	1989	06/05		30 years
Woodstock, GA	—	488,383	1,041,883	—	—	488,383	1,041,883	1,530,266	92,250	1997	06/05		40 years

Quizno’s:
Rio Rancho, NM	—	48,566	96,428	13,398	—	48,566	109,826	158,392	18,941	1997	12/01		40 years
Lapeer, MI	—	28,820	208,194	—	—	28,820	208,194	237,014	7,157		10/07		40 years

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184,490	628,943	—	—	184,490	628,943	813,433	111,375	1976	06/05		20 years
Decorah, IA	—	71,899	271,620	—	—	71,899	271,620	343,519	96,199	1974	06/05		10 years

Rally’s:
Toledo, OH	—	125,882	319,770	—	—	125,882	319,770	445,652	136,120	1989	07/92		39 years

REB Oil:
Deerfield Beach, FL	—	769,522	273,756	—	—	769,522	273,756	1,043,278	20,817	1980	12/05		40 years
Lake Placid, FL	—	2,531,533	1,157,265	—	—	2,531,533	1,157,265	3,688,798	93,719	1990	12/05		40 years

Red Lion Chinese:
Cohoes, NY	—	16,121	86,894	841	—	16,121	87,735	103,856	9,369	1994	09/04		40 years

Reliable:
St. Louis, MO	—	2,077,893	13,762,491	—	—	2,077,893	13,762,491	15,840,384	1,536,666	1975	05/04		40 years

Rent-A-Center:
Rio Rancho, NM	—	145,698	289,284	40,193	—	145,698	329,477	475,175	57,150	1997	12/01		40 years

Rite Aid:
Douglasville, GA	—	413,438	995,209	—	—	413,438	995,209	1,408,647	321,508	1996	01/96		40 years
Conyers, GA	—	574,666	998,900	—	—	574,666	998,900	1,573,566	288,224	1997	06/97		40 years
Augusta, GA	—	568,606	1,326,748	—	—	568,606	1,326,748	1,895,354	366,238	1997	12/97		40 years
Riverdale, GA	—	1,088,896	1,707,448	—	—	1,088,896	1,707,448	2,796,344	471,327	1997	12/97		40 years
Warner Robins, GA	—	707,488	—	1,227,330	—	707,488	1,227,330	1,934,818	305,554	1999	03/98	(g)	40 years
Mobile, AL	—	1,136,618	1,694,187	—	—	1,136,618	1,694,187	2,830,805	298,248	2000	12/01		40 years
Orange Beach, AL	—	1,409,980	1,996,043	—	—	1,409,980	1,996,043	3,406,023	351,387	2000	12/01		40 years
Thorndale, PA	—	2,260,618	2,472,039	—	—	2,260,618	2,472,039	4,732,657	424,882	2001	02/02		40 years
West Mifflin, PA	—	1,401,632	2,043,862	—	—	1,401,632	2,043,862	3,445,494	351,289	1999	02/02		40 years
Norfolk, VA	—	2,742,194	1,796,508	—	—	2,742,194	1,796,508	4,538,702	308,775	2001	02/02		40 years
Albany, NY	—	24,707	867,257	—	—	24,707	867,257	891,964	93,049	1994	09/04		40 years
Albany, NY (r)	—	33,794	823,923	—	—	33,794	823,923	857,717	88,462	1992	09/04		40 years
Hudson Falls, NY	—	56,737	780,091	38,787	—	56,737	818,878	875,615	85,346	1990	09/04		40 years
Saratoga Springs, NY	—	762,303	590,978	—	—	762,303	590,978	1,353,281	63,407	1980	09/04		40 years
Monticello, NY	781,014	664,400	768,795	—	—	664,400	768,795	1,433,195	72,875	1996	03/05		40 years

Rite Rug:
Columbus, OH	—	1,596,197	934,236	13,345	—	1,604,615	939,163	2,543,778	96,819	1970	11/04		40 years

Road Ranger:
Belvidere, IL	—	748,237	1,256,106	—	—	748,237	1,256,106	2,004,344	79,815	1997	06/06		40 years
Brazil, IN	—	2,199,280	907,034	—	—	2,199,280	907,034	3,106,314	57,634	1990	06/06		40 years
Cherry Valley, IL	—	1,409,312	1,897,360	—	—	1,409,312	1,897,360	3,306,672	120,561	1991	06/06		40 years
Cottage Grove, WI	—	2,174,548	1,733,398	—	—	2,174,548	1,733,398	3,907,946	110,143	1990	06/06		40 years
Decatur, IL	—	815,213	1,314,354	—	—	815,213	1,314,354	2,129,568	83,516	2002	06/06		40 years
Dekalb, IL	—	747,109	1,657,951	—	—	747,109	1,657,951	2,405,060	105,349	2000	06/06		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Elk Run Heights, IA	—	1,537,734	2,470,191	—	—	1,537,734	2,470,191	4,007,925	156,960	1989	06/06		40 years
Lake Station, IN	—	3,171,775	1,111,643	—	—	3,171,775	1,111,643	4,283,418	70,636	1987	06/06		40 years
Mendota, IL	—	959,012	1,295,780	—	—	959,012	1,295,780	2,254,792	82,336	1996	06/06		40 years
Oakdale, WI	—	1,844,068	1,663,137	—	—	1,844,068	1,663,137	3,507,205	105,679	1998	06/06		40 years
Rockford, IL	—	1,094,045	1,661,684	—	—	1,094,045	1,661,684	2,755,729	105,586	1996	06/06		40 years
Rockford, IL	—	623,214	1,331,082	—	—	623,214	1,331,082	1,954,296	84,579	2000	06/06		40 years
Springfield, IL	—	704,648	1,500,279	—	—	704,648	1,500,279	2,204,927	95,330	1997	06/06		40 years
Springfield, IL	—	1,794,961	1,862,562	—	—	1,794,961	1,862,562	3,657,523	118,350	1978	06/06		40 years
Champaign, IL	—	3,241,075	2,007,662	—	—	3,241,075	2,007,662	5,248,737	94,109	2006	02/07		40 years
Dekalb, IL	—	504,730	1,503,084	—	—	504,730	1,503,084	2,007,814	70,457	2004	02/07		40 years
Fenton, MO	—	2,583,565	2,621,722	—	—	2,583,565	2,621,722	5,205,287	122,893	2007	02/07		40 years
Hampshire, IL	—	1,307,002	1,500,812	1,629,412	—	1,307,002	3,130,224	4,437,226	113,594	1988	02/07	(f)	40 years
Princeton, IL	—	1,141,447	3,066,368	—	—	1,141,447	3,066,368	4,207,815	143,736	2003	02/07		40 years
South Beloit, IL	—	3,823,872	2,308,942	—	—	3,823,872	2,308,942	6,132,814	108,232	2002	02/07		40 years
Cedar Rapids, IA	—	1,024,606	983,509	—	—	1,024,606	983,509	2,008,115	44,053	1990	03/07		40 years
Marion, IA	—	736,574	1,071,226	—	—	736,574	1,071,226	1,807,800	47,982	1974	03/07		40 years
Okawville, IL	—	929,718	1,147,323	—	—	929,718	1,147,323	2,077,041	39,439	1997	08/07		40 years
Dubuque, IA	—	560,523	1,941,477	—	—	560,523	1,941,477	2,502,000	62,694	2000	09/07		40 years
Belvidere, IL	—	520,800	1,053,470	—	—	520,800	1,053,470	1,574,270	29,629	2007	09/07	(f)	40 years
South Beloit, IL	—	1,182,152	1,324,429	—	—	1,182,152	1,324,429	2,506,581	37,250	2007	09/07	(f)	40 years
Dry Ridge, KY	—	892,290	1,945,598	—	—	892,290	1,945,598	2,837,889	45,938	1973	04/08		40 years
Florence, KY	—	615,432	1,241,916	—	—	615,432	1,241,916	1,857,348	25,134	1990	04/08		40 years
Alexandria, KY	—	624,348	1,305,776	—	—	624,348	1,305,776	1,930,124	26,426	1993	04/08		40 years
Florence, KY	—	740,762	1,271,707	—	—	740,762	1,271,707	2,012,469	25,737	1994	04/08		40 years
Wilder, KY	—	953,755	1,902,402	—	—	953,755	1,902,402	2,856,157	38,501	1994	04/08		40 years
Florence, KY	—	884,098	1,557,307	—	—	884,098	1,557,307	2,441,405	31,517	1995	04/08		40 years
Covington, KY	—	486,211	1,419,618	—	—	486,211	1,419,618	1,905,829	28,730	1996	04/08		40 years
Hebron, KY	—	1,522,347	2,983,691	—	—	1,522,347	2,983,691	4,506,038	60,384	1996	04/08		40 years

Robb & Stucky:
Ft. Myers, FL	—	2,188,440	6,225,401	—	—	2,188,440	6,225,401	8,413,841	1,737,491	1997	12/97		40 years

Roger & Mary’s:
Kenosha, WI	—	1,917,606	3,431,364	—	—	1,917,606	3,431,364	5,348,970	1,013,997	1992	02/97		40 years

Ross Dress For Less:
Coral Gables, FL	—	1,782,346	1,661,174	—	—	1,782,346	1,661,174	3,443,520	470,246	1994	06/96		40 years
Lodi, CA	—	613,710	1,414,592	—	—	613,710	1,414,592	2,028,302	184,192	1984	03/99		40 years

Rue 21:
Lapeer, MI	—	126,170	645,384	—	—	126,170	645,384	771,554	20,841	2007	09/07		40 years

Sally Beauty Supply:
Lapeer, MI	—	32,630	166,910	—	—	32,630	166,910	199,540	5,390	2007	09/07		40 years

Schlotzsky’s Deli:
Phoenix, AZ	—	706,306	315,469	—	—	706,306	315,469	1,021,775	55,536	1995	12/01		40 years
Scottsdale, AZ	—	717,138	310,610	—	—	717,138	310,610	1,027,748	54,680	1995	12/01		40 years

7-Eleven:
Land O’ Lakes, FL	—	1,076,572	—	816,944	—	1,076,572	816,944	1,893,516	203,385	1999	10/98	(g)	40 years
Tampa, FL	—	1,080,670	—	917,432	—	1,080,670	917,432	1,998,102	224,580	1999	12/98	(g)	40 years

Shek’s Chinese Express:
Eden Prairie, MN	—	64,916	261,347	—	—	64,916	261,347	326,263	43,113	1997	12/01		40 years

Shoes on a Shoestring:
Albuquerque, NM	—	1,441,777	2,335,475	—	—	1,441,777	2,335,475	3,777,251	673,882	1997	06/97		40 years

Shop-a-Snak:
Jasper, AL	—	551,417	747,418	—	—	551,417	747,418	1,298,835	49,049	1998	05/06		40 years
Bessemer, AL	—	563,863	742,457	—	—	563,863	742,457	1,306,320	48,724	2002	05/06		40 years
Birmingham, AL	—	489,664	769,343	—	—	489,664	769,343	1,259,007	50,488	1992	05/06		40 years
Birmingham, AL	—	438,536	704,005	—	—	438,536	704,005	1,142,541	46,200	1989	05/06		40 years
Birmingham, AL	—	361,182	744,195	—	—	361,182	744,195	1,105,377	48,838	1989	05/06		40 years
Chelsea, AL	—	391,275	627,502	—	—	391,275	627,502	1,018,777	41,180	1981	05/06		40 years
Homewood, AL	—	467,950	656,964	—	—	467,950	656,964	1,124,914	43,113	1990	05/06		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments		Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Hoover, AL	—		712,752	864,527	—		—	712,752	864,527	1,577,279	56,735	1998		05/06		40 years
Hoover, AL	—		764,461	1,156,598	—		—	764,461	1,156,598	1,921,059	75,902	2005		05/06		40 years
Hoover, AL	—		445,980	671,989	—		—	445,980	671,989	1,117,969	44,099	1989		05/06		40 years
Trussville, AL	—		271,728	541,741	—		—	271,728	541,741	813,469	35,552	1992		05/06		40 years
Tuscaloosa, AL	—		385,947	732,669	—		—	385,947	732,669	1,118,616	48,081	1991		05/06		40 years
Tuscaloosa, AL	—		525,165	462,868	—		—	525,165	462,868	988,033	30,376	1991		05/06		40 years
Tuscaloosa, AL	—		431,917	559,403	—		—	431,917	559,403	991,320	36,711	1991		05/06		40 years

Shop & Save:
Homestead, PA	—		1,139,419	—	2,158,167	(j)	—	1,139,419	2,158,167	3,297,586	235,899	1994		02/97		40 years

Soaks Express Car Wash:
Ankeny, IA	—		661,958	—	—		—	661,958	—	661,958		(e	)	06/05		(e	)

Sonic Automotive:
Charlotte, NC	—		3,618,837	4,853,587	—		—	3,618,837	4,853,587	8,472,424	197,177	1996		05/07		40 years

Spa and Nails Club:
Orlando, FL	58,124	(o)	40,200	110,531	—		—	40,200	110,531	150,731	13,471	2001		02/04		40 years

Spencer’s A/C & Appliances:
Glendale, AZ	—		341,713	982,429	—		—	341,713	982,429	1,324,143	231,862	1999		12/98	(g)	40 years

Sports Authority:
Tampa, FL	—		2,127,503	1,521,730	—		—	2,127,503	1,521,730	3,649,233	475,858	1994		06/96		40 years
Sarasota, FL	—		1,427,840	1,702,852	—		—	1,427,840	1,702,852	3,130,692	209,309	1996		09/97		40 years
Memphis, TN (r)	—		820,340	—	2,573,264		—	820,340	2,573,264	3,393,604	656,718	1998		12/97	(g)	40 years
Little Rock, AR	—		3,113,375	2,660,206	—		—	3,113,375	2,660,206	5,773,581	684,449	1997		09/98		40 years
Woodbridge, NJ	—		3,749,990	5,982,660	—		—	3,749,990	5,982,660	9,732,650	891,167	1994		01/03		40 years

Sportsman’s Warehouse:
Sioux Falls, SD	—		2,619,810	1,929,895	—		—	2,619,810	1,929,895	4,549,705	227,835	1998		06/05		30 years

Stock Building Supply:
Hillman, MI	—		166,866	822,950	—		—	166,866	822,950	989,816	45,434	1952		10/06		40 years

Stone Mountain Chevrolet:
Lilburn, GA	—		3,027,056	4,685,189	—		—	3,027,056	4,685,189	7,712,245	512,443	2004		08/04		40 years

Stop & Go:
Grand Prairie, TX	—		421,254	684,568	—		—	421,254	684,568	1,105,822	120,512	1986		12/01		40 years
Kennedale, TX	—		399,988	692,190	—		—	391,208	692,190	1,083,398	121,854	1985		12/01		40 years

Stripes:
Brownsville, TX	—		1,842,992	1,418,941	—		—	1,842,992	1,418,941	3,261,933	107,899	2000		12/05		40 years
Brownsville, TX	—		1,181,713	1,105,326	—		—	1,181,713	1,105,326	2,287,039	84,051	2000		12/05		40 years
Brownsville, TX	—		2,915,173	1,800,409	—		—	2,915,173	1,800,409	4,715,582	136,906	2000		12/05		40 years
Brownsville, TX	—		2,416,656	1,828,304	—		—	2,416,656	1,828,304	4,244,960	139,027	2000		12/05		40 years
Brownsville, TX	—		1,015,092	1,307,774	—		—	1,015,092	1,307,774	2,322,866	99,445	2003		12/05		40 years
Brownsville, TX	—		1,038,788	1,144,916	—		—	1,038,788	1,144,916	2,183,704	87,061	2004		12/05		40 years
Brownsville, TX	—		1,392,201	1,443,817	—		—	1,392,201	1,443,817	2,836,018	109,790	2005		12/05		40 years
Brownsville, TX	—		1,279,447	1,014,702	—		—	1,279,447	1,014,702	2,294,149	77,160	1990		12/05		40 years
Brownsville, TX	—		2,529,864	1,124,953	—		—	2,529,864	1,124,953	3,654,817	85,543	1990		12/05		40 years
Brownsville, TX	—		2,033,467	1,287,564	—		—	2,033,467	1,287,564	3,321,031	97,908	1995		12/05		40 years
Brownsville, TX	—		933,149	699,086	—		—	933,149	699,086	1,632,235	53,160	1999		12/05		40 years
Corpus Christi, TX	—		1,384,743	1,418,948	—		—	1,384,743	1,418,948	2,803,691	107,899	1982		12/05		40 years
Corpus Christi, TX	—		1,308,418	2,151,142	—		—	1,308,418	2,151,142	3,459,560	163,576	1995		12/05		40 years
Corpus Christi, TX	—		852,629	1,416,208	—		—	852,629	1,416,208	2,268,837	107,691	2005		12/05		40 years
Corpus Christi, TX	—		1,399,622	1,530,910	—		—	1,399,622	1,530,910	2,930,532	116,413	1984		12/05		40 years
Corpus Christi, TX	—		703,182	1,036,506	—		—	703,182	1,036,506	1,739,688	78,818	1986		12/05		40 years
Donna, TX	—		1,003,876	1,126,591	—		—	1,003,876	1,126,591	2,130,466	85,668	1995		12/05		40 years
Edinburg, TX	—		1,317,408	1,623,891	—		—	1,317,408	1,623,891	2,941,299	123,483	1999		12/05		40 years
Edinburg, TX	—		970,145	1,286,006	—		—	970,145	1,286,006	2,256,151	97,790	2003		12/05		40 years
Falfurias, TX	—		4,243,940	4,458,007	—		—	4,243,940	4,458,007	8,701,947	338,994	2002		12/05		40 years
Freer, TX	—		1,150,862	1,158,251	—		—	1,150,862	1,158,251	2,309,113	88,075	1984		12/05		40 years
George West, TX	—		1,243,224	695,074	—		—	1,243,224	695,074	1,938,298	52,855	1996		12/05		40 years
Harlingen, TX	—		906,427	952,530	—		—	906,427	952,530	1,858,957	72,432	1991		12/05		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Harlingen, TX	—	753,595	1,152,311	—	—	753,595	1,152,311	1,905,906	87,624	1999	12/05	40 years
Harlingen, TX	—	755,002	600,721	—	—	755,002	600,721	1,355,723	45,680	1987	12/05	40 years
La Feria, TX	—	900,096	1,346,774	—	—	900,096	1,346,774	2,246,870	102,411	1988	12/05	40 years
Laredo, TX	—	1,552,558	1,774,827	—	—	1,552,558	1,774,827	3,327,385	134,961	2000	12/05	40 years
Laredo, TX	—	840,629	738,907	—	—	840,629	738,907	1,579,536	56,188	2001	12/05	40 years
Laredo, TX	—	736,451	670,332	—	—	736,451	670,332	1,406,784	50,973	1984	12/05	40 years
Laredo, TX	—	459,027	459,946	—	—	459,027	459,946	918,973	34,975	1983	12/05	40 years
Laredo, TX	—	1,494,871	1,400,482	—	—	1,494,871	1,400,482	2,895,353	106,495	1993	12/05	40 years
Laredo, TX	—	675,128	533,047	—	—	675,128	533,047	1,208,175	40,534	1993	12/05	40 years
Lawton, OK	—	696,670	964,441	—	—	696,670	964,441	1,661,111	73,338	1984	12/05	40 years
Los Indios, TX	—	1,386,972	1,456,932	—	—	1,386,972	1,456,932	2,843,903	110,787	2005	12/05	40 years
McAllen, TX	—	975,217	1,029,752	—	—	975,217	1,029,752	2,004,968	78,304	2003	12/05	40 years
McAllen, TX	—	987,020	893,376	—	—	987,020	893,376	1,880,396	67,934	1999	12/05	40 years
Mission, TX	—	880,169	1,101,301	—	—	880,169	1,101,301	1,981,471	83,745	1999	12/05	40 years
Mission, TX	—	1,125,457	1,213,398	—	—	1,125,457	1,213,398	2,338,855	92,269	2003	12/05	40 years
Olmito, TX	—	3,687,971	2,880,099	—	—	3,687,971	2,880,099	6,568,070	219,007	2002	12/05	40 years
Pharr, TX	—	981,840	1,177,948	—	—	981,840	1,177,948	2,159,788	89,573	1988	12/05	40 years
Pharr, TX	—	784,402	804,743	—	—	784,402	804,743	1,589,144	61,194	2000	12/05	40 years
Pharr, TX	—	2,426,134	1,880,867	—	—	2,426,134	1,880,867	4,307,001	143,024	2003	12/05	40 years
Port Isabel, TX	—	2,062,009	1,298,501	—	—	2,062,009	1,298,501	3,360,510	98,740	1994	12/05	40 years
Portland, TX	—	655,735	914,512	—	—	655,735	914,512	1,570,247	69,541	1983	12/05	40 years
Progresso, TX	—	1,768,974	1,811,221	—	—	1,768,974	1,811,221	3,580,195	137,728	1999	12/05	40 years
Riviera, TX	—	2,351,060	2,158,069	—	—	2,351,060	2,158,069	4,509,128	164,103	2005	12/05	40 years
San Benito, TX	—	1,103,210	1,586,235	—	—	1,103,210	1,586,235	2,689,445	120,620	2005	12/05	40 years
San Benito, TX	—	790,629	1,857,158	—	—	790,629	1,857,158	2,647,787	141,221	1994	12/05	40 years
San Juan, TX	—	1,123,838	1,171,582	—	—	1,123,838	1,171,582	2,295,420	89,089	1996	12/05	40 years
San Juan, TX	—	1,424,383	1,545,557	—	—	1,424,383	1,545,557	2,969,940	117,527	2004	12/05	40 years
South Padre Island, TX	—	1,366,721	1,388,764	—	—	1,366,721	1,388,764	2,755,485	105,604	1988	12/05	40 years
Wichita Falls, TX	—	905,117	1,350,908	—	—	905,117	1,350,908	2,256,025	102,725	2000	12/05	40 years
Wichita Falls, TX	—	484,202	827,999	—	—	484,202	827,999	1,312,201	62,962	1983	12/05	40 years
Wichita Falls, TX	—	439,646	751,484	—	—	439,646	751,484	1,191,130	57,144	1984	12/05	40 years
Palm View, TX	—	835,383	1,372,061	—	—	835,383	1,372,061	2,207,444	75,749	2005	10/06	40 years
Harlingen, TX	—	638,186	1,806,562	—	—	638,186	1,806,562	2,444,748	92,210	2006	12/06	40 years
Rio Grande City	—	1,871,354	1,612,282	—	—	1,871,354	1,612,282	3,483,636	82,294	2006	12/06	40 years
San Juan, TX	—	815,902	1,433,890	—	—	815,902	1,433,890	2,249,792	73,188	2006	12/06	40 years
Zapata, TX	—	1,332,662	1,772,564	—	—	1,332,662	1,772,564	3,105,226	90,475	2006	12/06	40 years
Orange Grove, TX	—	1,766,745	1,838,068	—	—	1,766,745	1,838,068	3,604,813	78,501	2007	04/07	40 years
Harlingen, TX	—	407,920	825,732	—	—	407,920	825,732	1,233,652	30,965	1982	11/07	30 years
Laredo, TX	—	467,915	727,548	—	—	467,915	727,548	1,195,463	27,283	1973	11/07	30 years
Laredo, TX	—	584,244	958,472	—	—	584,244	958,472	1,542,716	35,943	1981	11/07	30 years
Laredo, TX	—	447,733	734,498	—	—	447,733	734,498	1,182,231	27,544	1981	11/07	30 years
Laredo, TX	—	698,261	1,168,532	—	—	698,261	1,168,532	1,866,793	43,820	1981	11/07	30 years
Laredo, TX	—	348,351	1,168,124	—	—	348,351	1,168,124	1,516,475	43,805	1983	11/07	30 years
San Benito, TX	—	419,729	1,135,228	—	—	419,729	1,135,228	1,554,957	42,571	1985	11/07	40 years
Del Rio, TX	—	1,565,013	758,296	—	—	1,565,013	758,296	2,323,309	21,327	1996	11/07	40 years
Kerrville, TX	—	640,368	1,616,290	—	—	640,368	1,616,290	2,256,658	45,458	1996	11/07	40 years
Monahans, TX	—	2,627,558	2,973,453	—	—	2,627,558	2,973,453	5,601,011	83,628	1996	11/07	40 years
Odessa, TX	—	2,632,935	3,198,762	—	—	2,632,935	3,198,762	5,831,697	89,965	2006	11/07	40 years
San Angelo, TX	—	194,277	471,407	—	—	194,277	471,407	665,684	13,258	1998	11/07	40 years
Pharr, TX	—	573,354	1,228,572	—	—	573,354	1,228,572	1,801,926	31,994	2000	12/07	40 years
Harlingen, TX	—	329,308	935,114	—	—	329,308	935,114	1,264,422	29,872	1980	01/08	30 years
Harlingen, TX	—	277,243	808,006	—	—	277,243	808,006	1,085,248	25,811	1983	01/08	30 years
Laredo, TX	—	325,343	815,749	—	—	325,343	815,749	1,141,092	26,059	1983	01/08	30 years
McAllen, TX	—	643,013	1,775,761	—	—	643,013	1,775,761	2,418,774	56,726	1980	01/08	30 years
Port Isabel, TX	—	298,913	855,463	—	—	298,913	855,463	1,154,375	27,327	1983	01/08	30 years
McAllen, TX	—	1,269,505	2,382,820	—	—	1,269,505	2,382,820	3,652,325	49,642	1986	05/08	30 years
Brownsville, TX	—	842,659	1,429,227	—	—	842,659	1,429,227	2,271,887	22,332	2007	05/08	40 years
Edinburg, TX	—	834,442	1,786,773	—	—	834,442	1,786,773	2,621,216	27,918	2007	05/08	40 years
La Villa, TX	—	709,657	2,165,800	—	—	709,657	2,165,800	2,875,457	33,841	2007	05/08	40 years
Laredo, TX	—	1,182,620	1,934,163	—	—	1,182,620	1,934,163	3,116,783	30,221	2007	05/08	40 years
Laredo, TX	—	878,610	1,593,457	—	—	878,610	1,593,457	2,472,067	24,898	2007	05/08	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Lubbock, TX	—	671,357	1,612,297	—	—	671,357	1,612,297	2,283,654	1,679	2007	05/08	40 years
Houston, TX	—	696,311	1,457,604	—	—	696,311	1,457,604	2,153,915	1,518	2007	05/08	40 years

Subway:
Eden Prairie, MN	—	54,097	150,449	67,341	—	54,097	217,790	271,887	35,928	1997	12/01	40 years
Albany, NY	—	2,734	66,667	—	—	2,734	66,667	69,401	7,091	1992	09/04	40 years
Cohoes, NY	—	21,494	115,858	1,125	—	21,494	116,983	138,477	12,441	1994	09/04	40 years

SuperValu:
Huntington, WV	—	1,254,238	760,602	—	—	1,254,238	760,602	2,014,840	225,804	1971	02/97	40 years
Maple Heights, OH	—	1,034,758	2,874,414	—	—	1,034,758	2,874,414	3,909,172	853,342	1985	02/97	40 years

Susser:
Corpus Christi, TX	—	630,043	3,131,407	—	—	630,043	3,131,407	3,761,450	766,542	1983	03/99	40 years

Swansea Quick Cash:
Swansea, IL	—	45,815	132,365	—	—	45,815	132,365	178,180	23,304	1997	12/01	40 years

Taco Bell:
Ocala, FL	—	275,023	754,990	—	—	275,023	754,990	1,030,013	132,910	2001	12/01	40 years
Ormond Beach, FL	—	632,337	525,616	—	—	632,337	525,616	1,157,953	92,530	2001	12/01	40 years
Phoenix, AZ	—	593,718	282,777	—	—	593,718	282,777	876,495	49,781	1995	12/01	40 years
Bedford, IN	—	796,772	936,942	—	—	796,772	936,942	1,733,714	61,487	1989	05/06	40 years
Columbus, IN	—	1,256,948	2,054,570	—	—	1,256,948	2,054,570	3,311,518	134,831	1990	05/06	40 years
Columbus, IN	—	690,142	1,212,681	—	—	690,142	1,212,681	1,902,823	79,582	2005	05/06	40 years
Evansville, IN	—	221,196	828,023	—	—	221,196	828,023	1,049,219	54,339	2003	05/06	40 years
Evansville, IN	—	308,068	1,300,511	—	—	308,068	1,300,511	1,608,579	85,346	2000	05/06	40 years
Evansville, IN	—	524,368	1,815,101	—	—	524,368	1,815,101	2,339,469	119,116	2005	05/06	40 years
Fishers, IN	—	989,998	486,260	—	—	989,998	486,260	1,476,258	31,911	1998	05/06	40 years
Greensburg, IN	—	648,296	1,079,007	—	—	648,296	1,079,007	1,727,303	70,810	1998	05/06	40 years
Indianapolis, IN	—	1,031,743	1,649,975	—	—	1,031,743	1,649,975	2,681,718	108,280	2004	05/06	40 years
Indianapolis, IN	—	547,218	703,287	—	—	547,218	703,287	1,250,505	46,153	2004	05/06	40 years
Madisonville, KY	—	682,108	1,192,867	—	—	682,108	1,192,867	1,874,975	78,282	1999	05/06	40 years
Owensboro, KY	—	638,693	1,326,161	—	—	638,693	1,326,161	1,964,854	87,029	2005	05/06	40 years
Shelbyville, IN	—	670,216	1,755,847	—	—	670,216	1,755,847	2,426,063	115,227	1998	05/06	40 years
Speedway, IN	—	407,707	1,426,319	—	—	407,707	1,426,319	1,834,026	93,602	2003	05/06	40 years
Terre Haute, IN	—	1,037,327	1,655,660	—	—	1,037,327	1,655,660	2,692,987	108,653	2003	05/06	40 years
Terre Haute, IN	—	1,313,692	2,249,313	—	—	1,313,692	2,249,313	3,563,005	147,611	2003	05/06	40 years
Vincennes, IN	—	501,783	879,791	—	—	501,783	879,791	1,381,574	57,736	2004	05/06	40 years

Taco Bron Restaurant:
Tucson, AZ	—	827,002	305,209	17,814	—	844,816	305,209	1,150,025	61,550	1974	12/01	40 years

Texas Roadhouse:
Grand Junction, CO	—	584,237	920,143	—	—	584,237	920,143	1,504,380	161,983	1997	12/01	40 years
Thornton, CO	—	598,556	1,019,164	—	—	598,556	1,019,164	1,617,720	179,415	1998	12/01	40 years

TGI Friday’s:
Corpus Christi, TX	—	1,209,702	1,532,125	—	—	1,209,702	1,532,125	2,741,827	269,718	1995	12/01	40 years

Third Federal Savings:
Parma, OH	—	370,119	238,145	—	—	370,119	238,145	608,264	27,287	1977	09/06	40 years

Thomasville:
Buford, GA	—	1,266,527	2,405,629	—	—	1,266,527	2,405,629	3,672,156	268,127	2004	07/04	40 years

Title Max:
Aiken, SC	—	441,594	645,823	—	—	441,594	645,823	1,087,417	8,073	1989	08/08	30 years
Anniston, AL	—	160,101	453,482	—	—	160,101	453,482	613,583	4,251	2008	08/08	40 years
Berkeley, MO	—	236,910	282,086	—	—	236,910	282,086	518,996	5,289	1961	08/08	20 years
Cheraw, SC	—	88,449	329,695	—	—	88,449	329,695	418,144	4,945	1976	08/08	25 years
Columbia, SC	—	212,458	319,270	—	—	212,458	319,270	531,728	3,991	1987	08/08	30 years
Dalton, GA	—	177,737	347,425	—	—	177,737	347,425	525,162	5,211	1972	08/08	25 years
Darlington, SC	—	46,662	267,271	—	—	46,662	267,271	313,933	4,009	1973	08/08	25 years
Fairfield, AL	—	132,926	177,599	—	—	132,926	177,599	310,525	2,664	1974	08/08	25 years
Gadsden, AL	—	250,310	388,736	—	—	250,310	388,736	639,046	3,644	2007	08/08	40 years
Hueytown, AL	—	135,366	93,054	—	—	135,366	93,054	228,420	3,490	1948	08/08	10 years
Jonesboro, GA	—	674,768	292,499	—	—	674,768	292,499	967,267	4,388	1970	08/08	25 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization	Date of Con- struction	Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Lawrenceville, GA	—	370,179	331,825	—	—	370,179	331,825	702,004	4,148	1986	08/08	30 years
Lewisburg, TN	—	69,609	297,759	—	—	69,609	297,759	367,367	3,190	1998	08/08	35 years
Macon, GA	—	102,621	289,909	—	—	102,621	289,909	392,530	5,436	1967	08/08	20 years
Marietta GA	—	285,365	277,692	—	—	285,365	277,692	563,057	5,207	1967	08/08	20 years
Memphis, TN	—	111,401	237,019	—	—	111,401	237,019	348,420	2,963	1981	08/08	30 years
Memphis, TN	—	226,248	444,277	—	—	226,248	444,277	670,525	5,553	1986	08/08	30 years
Montgomery, AL	—	96,180	233,293	—	—	96,180	233,293	329,472	3,499	1970	08/08	25 years
Nashville, TN	—	268,122	276,187	—	—	268,122	276,187	544,309	4,143	1978	08/08	25 years
Nashville, TN	—	255,572	301,169	—	—	255,572	301,169	556,741	3,765	1982	08/08	30 years
Norcross, GA	—	598,796	349,824	—	—	598,796	349,824	948,620	5,247	1975	08/08	25 years
Pulaski, TN	—	108,538	360,732	—	—	108,538	360,732	469,270	4,509	1986	08/08	30 years
Riverdale, GA	—	876,862	400,179	—	—	876,862	400,179	1,277,041	6,003	1978	08/08	25 years
Snellville, GA	—	564,567	396,384	—	—	564,567	396,384	960,951	5,946	1977	08/08	25 years
Springfield, MO	—	219,996	400,153	—	—	219,996	400,153	620,149	6,002	1979	08/08	25 years
Springfield, MO	—	124,643	230,243	—	—	124,643	230,243	354,886	3,454	1979	08/08	25 years
St. Louis, MO	—	244,040	287,688	—	—	244,040	287,688	531,728	4,315	1971	08/08	25 years
St. Louis, MO	—	134,018	397,711	—	—	134,018	397,711	531,728	4,261	1993	08/08	35 years
Sylacauga, AL	—	94,234	191,028	—	—	94,234	191,028	285,262	2,388	1986	08/08	30 years
Taylors, SC	—	298,652	372,024	—	—	298,652	372,024	670,675	3,986	1999	08/08	35 years

Top’s:
Lacey, WA	—	2,777,449	7,082,150	—	—	2,777,449	7,082,150	9,859,599	2,102,513	1992	02/97	40 years

Tractor Supply Co.:
Aransas Pass, TX	—	100,967	1,599,293	—	—	100,967	1,599,293	1,700,260	345,394	1983	03/99	40 years

Ultra Car Wash:
Mobile, AL	—	1,070,724	1,086,104	—	—	1,070,724	1,086,104	2,156,828	37,335	2005	08/07	40 years
Liburn, GA	—	1,395,676	1,119,141	—	—	1,395,676	1,119,141	2,514,817	17,487	2004	05/08	40 years

Uni-Mart:
Avis, PA	—	391,801	326,046	—	—	391,801	326,046	717,847	55,020	1976	08/05	20 years
Bear Creek, PA (r)	—	190,558	230,193	—	—	190,558	230,193	420,752	38,845	1980	08/05	20 years
Bloomsburg, PA (r)	—	206,402	501,424	—	—	206,402	501,424	707,826	84,615	1981	08/05	20 years
Bloomsburg, PA (r)	—	515,108	888,074	—	—	515,108	888,074	1,403,182	149,862	1998	08/05	20 years
Chambersburg, PA (r)	—	75,678	197,035	—	—	75,678	197,035	272,713	33,250	1990	08/05	20 years
Coraopolis, PA	—	475,572	347,360	—	—	475,572	347,360	822,932	58,617	1983	08/05	20 years
Dallas, PA (r)	—	890,855	1,435,745	—	—	890,855	1,435,745	2,326,601	242,282	1995	08/05	20 years
East Brady, PA (r)	—	269,433	583,204	—	—	269,433	583,204	852,637	98,416	1987	08/05	20 years
Hazleton, PA (r)	—	670,271	377,355	—	—	670,271	377,355	1,047,625	63,679	1974	08/05	20 years
Hazleton, PA (r)	—	2,529,165	727,550	—	—	2,529,165	727,550	3,256,716	122,774	2001	08/05	20 years
Johnsonburg, PA (r)	—	780,536	503,662	—	—	780,536	503,662	1,284,198	84,993	1978	08/05	20 years
Larksville, PA (r)	—	245,870	333,875	—	—	245,870	333,875	579,745	56,341	1990	08/05	20 years
Moosic, PA (r)	—	323,126	308,844	—	—	323,126	308,844	631,970	52,117	1980	08/05	20 years
Pleasant Gap, PA (r)	—	331,885	592,844	—	—	331,885	592,844	924,730	100,042	1996	08/05	20 years
Port Vue, PA (r)	—	824,158	117,629	—	—	824,158	117,629	941,787	19,850	1953	08/05	20 years
Punxsutawney, PA (r)	—	252,648	541,842	—	—	252,648	541,842	794,490	91,436	1983	08/05	20 years
Ridgway, PA	—	382,341	258,740	—	—	382,341	258,740	641,081	43,662	1975	08/05	20 years
Shamokin, PA (r)	—	323,994	506,335	—	—	323,994	506,335	830,329	85,444	1956	08/05	20 years
Shippensburg, PA (r)	—	203,610	330,098	—	—	203,610	330,098	533,708	55,704	1989	08/05	20 years
St. Clair, PA	—	212,150	475,086	—	—	212,150	475,086	687,236	80,171	1984	08/05	20 years
Taylor, PA (r)	—	180,533	526,884	—	—	180,533	526,884	707,417	88,912	1973	08/05	20 years
White Haven, PA (r)	—	485,984	866,602	—	—	485,984	866,602	1,352,587	146,239	1990	08/05	20 years
Wilkes-Barre, PA (r)	—	178,104	471,437	—	—	178,104	471,437	649,541	79,555	1989	08/05	20 years
Wilkes-Barre, PA (r)	—	171,040	422,438	—	—	171,040	422,438	593,478	71,286	1999	08/05	20 years
Wilkes-Barre, PA (r)	—	875,774	1,956,613	—	—	875,774	1,956,613	2,832,386	330,178	1998	08/05	20 years
Williamsport, PA (r)	—	908,758	122,164	—	—	908,758	122,164	1,030,922	20,615	1950	08/05	20 years
Ashland, PA (r)	—	355,322	545,140	—	—	355,322	545,140	900,462	89,721	1977	09/05	20 years
Bear Creek, PA (r)	—	689,374	274,920	—	—	689,374	274,920	964,294	45,247	1980	09/05	20 years
Mountaintop, PA (r)	—	422,770	616,488	—	—	422,770	616,488	1,039,259	101,464	1987	09/05	20 years
Beech Creek, PA	—	476,516	612,664	—	—	476,516	612,664	1,089,180	45,312	1988	01/06	40 years
Canisteo, NY	—	141,912	485,183	—	—	141,912	485,183	627,095	35,883	1983	01/06	40 years
Curwensville, PA (r)	—	226,015	607,989	—	—	226,015	607,989	834,004	44,966	1983	01/06	40 years
Dansville, PA (r)	—	179,736	359,203	—	—	179,736	359,203	538,939	26,566	1988	01/06	40 years
Effort, PA (r)	—	1,297,431	1,201,954	—	—	1,297,431	1,201,954	2,499,385	88,895	2000	01/06	40 years
Ellwood City, PA	—	196,089	526,155	—	—	196,089	526,155	722,244	38,914	1987	01/06	40 years
Export, PA (r)	—	221,840	214,852	—	—	221,840	214,852	436,692	15,890	1988	01/06	40 years
Hastings, PA	—	199,089	455,379	—	—	199,089	455,379	654,468	33,679	1989	01/06	40 years
Howard, PA	—	136,416	374,695	—	—	136,416	374,695	511,111	27,712	1987	01/06	40 years
Hughesville, PA (r)	—	290,136	566,229	—	—	290,136	566,229	856,365	41,877	1977	01/06	40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
			Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Jersey Shore, PA (r)	—		514,708	381,372	—	—	514,708	381,372	896,080	28,206		1960		01/06		40 years
Leeper, PA	—		285,510	643,886	—	—	285,510	643,886	929,396	47,621		1987		01/06		40 years
Lewisberry, PA	—		412,356	533,848	—	—	412,356	533,848	946,204	39,482		1988		01/06		40 years
McSherrytown, PA (r)	—		134,501	364,946	—	—	134,501	364,946	499,447	26,991		1988		01/06		40 years
Mercersburg, PA	—		672,259	746,309	—	—	672,259	746,309	1,418,568	55,196		1988		01/06		40 years
Milesburg, PA (r)	—		133,831	372,913	—	—	133,831	372,913	506,744	27,580		1987		01/06		40 years
Minersville, PA (r)	—		679,595	581,718	—	—	679,595	581,718	1,261,313	43,023		1974		01/06		40 years
Montoursville, PA (r)	—		158,346	415,372	—	—	158,346	415,372	573,718	30,720		1988		01/06		40 years
Nanticoke, PA (r)	—		174,583	482,239	—	—	174,583	482,239	656,822	35,666		1988		01/06		40 years
New Florence, PA	—		298,364	812,449	—	—	298,364	812,449	1,110,813	60,087		1989		01/06		40 years
Newstead, NY	—		254,635	835,411	—	—	254,635	835,411	1,090,046	61,786		1990		01/06		40 years
Nuangola, PA (r)	—		1,062,388	1,202,832	—	—	1,062,388	1,202,832	2,265,220	88,959		2000		01/06		40 years
Phillipsburg, PA	—		428,193	268,962	—	—	428,193	268,962	697,155	19,892		1978		01/06		40 years
Pittsburgh, PA (r)	—		905,332	1,346,177	—	—	905,332	1,346,177	2,251,509	99,561		1967		01/06		40 years
Plainfield, PA (r)	—		243,945	382,518	—	—	243,945	382,518	626,463	28,290		1988		01/06		40 years
Plains, PA (r)	—		204,417	401,264	—	—	204,417	401,264	605,681	29,677		1994		01/06		40 years
Punxsutawney, PA (r)	—		293,717	649,800	—	—	293,717	649,800	943,517	48,058		1983		01/06		40 years
Reynoldsville, PA	—		113,312	327,933	—	—	113,312	327,933	441,245	24,253		1983		01/06		40 years
Warriors Mark, PA (r)	—		148,499	404,981	—	—	148,499	404,981	553,480	29,952		1995		01/06		40 years
Williamsport, PA (r)	—		295,036	378,715	—	—	295,036	378,715	673,751	28,009		1988		01/06		40 years

United Rentals:
Carrollton, TX	—		477,893	534,807	—	—	477,893	534,807	1,012,700	54,038		1981		12/04		40 years
Cedar Park, TX	—		535,091	829,241	—	—	535,091	829,241	1,364,332	83,788		1990		12/04		40 years
Clearwater, FL	—		1,173,292	1,810,665	—	—	1,173,292	1,810,665	2,983,957	182,953		2001		12/04		40 years
Fort Collins, CO	—		2,057,322	977,971	—	—	2,057,322	977,971	3,035,293	98,816		1975		12/04		40 years
Irving, TX	—		708,389	910,786	—	—	708,389	910,786	1,619,175	92,027		1984		12/04		40 years
La Porte, TX	—		1,114,553	2,125,426	—	—	1,114,553	2,125,426	3,239,979	214,757		2000		12/04		40 years
Littleton, CO	—		1,743,092	1,943,650	—	—	1,743,092	1,943,650	3,686,742	196,390		2002		12/04		40 years
Oklahoma City, OK	—		744,145	1,264,885	—	—	744,145	1,264,885	2,009,030	127,806		1997		12/04		40 years
Perrysberg, OH	—		641,867	1,119,085	—	—	641,867	1,119,085	1,760,952	113,074		1979		12/04		40 years
Plano, TX	—		1,030,426	1,148,065	—	—	1,030,426	1,148,065	2,178,491	116,002		1996		12/04		40 years
Temple, TX	—		1,159,775	1,360,379	—	—	1,159,775	1,360,379	2,520,154	137,455		1998		12/04		40 years
Ft. Worth, TX	—		510,490	1,127,796	—	—	510,490	1,127,796	1,638,286	111,605		1997		01/05		40 years
Ft. Worth, TX	—		1,427,764	—	—	—	1,427,764	—	1,427,764	(i	)	(i	)	01/05		(i	)
Melbourne, FL	—		746,558	607,128	—	—	746,558	607,128	1,353,686	55,021		1970		05/05		40 years

United Trust Bank:
Bridgeview, IL	—		673,238	744,154	—	—	673,238	744,154	1,417,392	131,002		1997		12/01		40 years

Vacant Land:
Longwood, FL	—		585,152	—	—	—	585,152	—	585,152	(e	)	(e	)	03/06		(e	)
Florence, AL	—		1,031,559	—	—	—	1,031,559	—	1,031,559	(e	)	(e	)	06/04		(e	)

Vacant Property:
Altamonte Springs, FL	—		1,088,282	924,425	—	—	1,088,282	924,425	2,012,707	162,737		1979		12/01		40 years
Aransas Pass, TX	—		89,537	1,240,882	—	—	89,537	1,240,882	1,330,419	306,524		1983		03/99		40 years
Bellingham, WA	—		1,236,837	1,259,807	—	—	1,236,837	1,259,807	2,496,644	22,746		1994		06/08		30 years
Cohoes, NY	—		51,049	275,163	2,672	—	51,049	277,835	328,884	29,548		1994		09/04		40 years
Cohoes, NY	—		26,868	144,823	1,407	—	26,868	146,230	173,098	15,551		1994		09/04		40 years
Corpus Christi, TX	—		893,270	978,344	76,664	—	893,270	1,055,008	1,948,278	398,536		1967		11/93		40 years
Depew, NY	—		689,040	386,251	—	—	689,040	386,251	1,075,291	67,996		1994		09/04		40 years
East Palo Alto, CA	—		2,271,634	3,404,843	—	—	2,271,634	3,404,843	5,676,477	833,477		1998		12/98	(f)	40 years
Everett, PA	—		226,366	1,159,833	7,830	—	226,366	817,667	1,044,033	170,333		1998		11/98		40 years
Florissant, MO	—		2,490,210	2,937,449	—	—	2,490,210	2,937,449	5,427,659	419,198		1996		04/03		40 years
Foothill Ranch, CA	—		1,456,113	2,505,022	—	—	1,456,113	2,505,022	3,961,135	751,843		1995		12/96		40 years
Houston, TX	—		421,897	1,915,483	—	—	421,897	1,915,483	2,337,380	145,340		1995		12/05		40 years
Houston, TX	—		112,150	509,179	—	—	112,150	509,179	621,329	39,034		1995		12/05		40 years
Indianapolis, IN	—		639,584	1,106,911	—	—	639,584	1,106,911	1,746,495	182,923		1996		12/01		40 years
Jacksonville, FL	—		986,565	855,523	—	—	986,565	855,523	1,842,088	150,608		1994		09/04		40 years
Lapeer, MI	—		187,335	1,353,264	—	—	187,335	1,353,264	1,540,599	46,518		2007		10/07		40 years
Lebanon, TN	—		581,612	—	2,062,738	—	581,612	2,062,738	2,644,350	45,122		2007		03/07	(q)	40 years
Mesa, AZ	—		152,609	399,801	112,765	—	152,609	512,566	665,175	70,774		1997		12/01		40 years
Milford, CT	—		921,200	697,298	—	—	921,200	697,298	1,618,498	122,753		1994		09/04		40 years
Montgomery, AL	—		592,730	1,186,705	—	—	592,730	1,186,705	1,779,435	90,239		1998		12/05		40 years
Montgomery, AL	—		1,418,158	1,140,080	—	—	1,418,158	1,044,076	2,462,234	191,894		1999		12/01		40 years
Olean, NY	—		40,453	259,286	—	—	40,453	259,286	299,739	43,755		1990		08/05		40 years
Orlando, FL	53,280	(o)	36,850	101,320	—	—	36,850	101,320	138,170	12,348		2001		02/04		40 years
Ridgeland, MS	—		778,874	933,313	—	—	778,874	933,313	1,712,187	70,971		1997		08/06		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)				Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests	Total
Sarasota, FL	—	1,167,618		1,903,810	218,564	—	1,167,618		2,122,374	3,289,992	262,103		1996		09/97		40 years
Sarasota, FL	—	470,600		1,343,746	—	—	470,600		1,343,746	1,814,346	174,967		1983		03/99		40 years
Schaumburg, IL	—	2,064,964		1,311,190	—	—	2,064,964		1,311,190	3,376,154	230,824		1998		12/01		40 years
Sealy, TX	—	873,758		964,185	—	—	873,758		964,185	1,837,944	236,025		1982		03/99		40 years
Sherman, TX	—	232,670		126,149	—	—	232,670		126,149	358,819	14,455		1969		09/06		20 years
Southfield, MI	—	405,107		643,759	—	—	405,107		643,759	1,048,866	130,301		1976		12/01		40 years
Summerville, PA	—	92,798		271,832	—	—	92,798		271,832	364,630	20,104		1988		01/06		40 years
Swansea, IL	—	91,709		264,956	—	—	91,709		264,956	356,665	46,686		1997		12/01		40 years
Ticonderoga, NY	—	88,867		688,622	—	—	88,867		688,622	777,489	73,883		1993		09/04		40 years
Tulsa, OK	—	324,751		313,897	—	—	324,751		313,897	638,648	35,967		1978		09/06		20 years
Wichita Falls, TX	—	818,611		1,107,418	—	—	818,611		1,107,418	1,926,029	194,952		1982		12/01		40 years
Woodstock, GA	—	1,937,017		1,284,901	—	—	1,890,769		1,284,901	3,175,670	180,689		1997		05/03		40 years
Yeagertown, PA	—	142,061		180,073	—	—	142,061		180,073	322,134	30,387		1977		08/05		20 years

Value City Furniture:
White Marsh, MD	—	3,762,030		—	3,006,391	—	3,762,030		3,006,391	6,768,421	811,099		1998		03/98	(g)	40 years

Walgreens:
Sunrise, FL	—	1,957,974		1,400,970	—	—	1,957,974		1,400,970	3,358,944	197,011		1994		05/03		40 years
Tulsa, OK	—	1,193,187		3,055,724	—	—	1,193,187		3,055,724	4,248,911	270,559		2003		06/05		40 years

Wal-Mart:
Beeville, TX	—	507,231		2,315,424	—	—	507,231		752,566	1,259,797	564,644		1983		03/99		40 years
Winfield, AL	—	419,811		1,684,505	—	—	419,811		1,684,505	2,104,316	412,353		1983		03/99		40 years

Washington Bike Center:
Fairfax, VA	—	192,830		278,892	83,773	—	192,830		362,665	555,495	42,273		1995		12/95		40 years

Wendy’s Old Fashioned
Hamburger:
Sacramento, CA	—	585,872		—	—	—	585,872		—	585,872	(i	)	(i	)	02/98		(i	)
New Kensington, PA	—	501,136		333,445	—	—	501,136		333,445	834,581	58,700		1980		12/01		40 years

Whataburger:
Albuquerque, NM	—	624,318		418,975	—	—	624,318		418,975	1,043,293	73,757		1995		12/01		40 years
Brunswick, GA	—	290,860		—	910,051	—	290,860		910,051	1,200,911	38,867		2007		12/06	(q)	40 years
Jacksonville, FL	—	823,643		934,191	—	—	823,643		934,191	1,757,834	45,736		2006		01/07		40 years
Starke, FL	—	476,055		981,779	—	—	476,055		981,779	1,457,834	48,066		2006		01/07		40 years
Yulee, FL	—	893,834		1,013,995	—	—	893,834		1,013,995	1,907,829	49,644		2006		01/07		40 years

Wherehouse Music:
Homewood, AL	—	1,031,974		696,950	—	—	1,031,974		696,950	1,728,924	122,692		1997		12/01		40 years
Independence, MO	—	502,623		1,209,307	—	—	502,623		1,209,307	1,711,930	91,958		1994		12/05		40 years

Whitewater:
Bakersfield, CA	—	3,303,206		3,845,238	—	—	3,303,206		3,845,238	7,148,444	120,862		1975		03/08		40 years
Bakersfield, CA	—	2,564,277		4,464,522	—	—	2,564,277		4,464,522	7,028,799	115,175		1988		03/08		40 years
Bakersfield, CA	—	2,043,496		3,519,882	—	—	2,043,496		3,519,882	5,563,378	90,835		1988		03/08		40 years
Bakersfield, CA	—	2,099,042		2,011,371	—	—	2,099,042		2,011,371	4,110,413	45,600		1990		03/08		40 years
Bakersfield, CA	—	3,345,544		6,015,876	—	—	3,345,544		6,015,876	9,361,420	132,894		1998		03/08		40 years
Bakersfield, CA	—	3,363,490		3,288,348	—	—	3,363,490		3,288,348	6,651,838	83,905		2002		03/08		40 years
Bakersfield, CA	—	3,663,779		3,709,494	—	—	3,663,779		3,709,494	7,373,273	65,160		1994		03/08		40 years
Bakersfield, CA	—	2,797,633		5,260,066	—	—	2,797,633		5,260,066	8,057,699	118,978		1997		03/08		40 years
Bakersfield, CA	—	1,643,206		1,958,737	—	—	1,643,206		1,958,737	3,601,943	62,027		1975		03/08		40 years
San Fernando	—	6,630,160		2,706,309	—	—	6,630,160		2,706,309	9,336,469	76,866		1988		03/08		40 years
Ventura, CA	—	6,252,505		4,560,481	—	—	6,252,505		4,560,481	10,812,986	105,168		1994		03/08		40 years
Ventura, CA	—	5,590,461		4,431,373	—	—	5,590,461		4,431,373	10,021,834	88,912		2001		03/08		40 years

Wingfoot:
Beaverdam, OH	—	(l	)	1,521,190	—	—	(l	)	1,521,190	1,521,190	61,798		2004		05/07		40 years
Benton, AR	—	(l	)	308,519	—	—	(l	)	308,519	308,519	11,248		2001		05/07		40 years
Bowman, SC	—	(l	)	969,274	—	—	(l	)	969,274	969,274	45,002		1998		05/07		40 years
Brunswick, GA	—	(l	)	1,450,274	—	—	(l	)	1,450,274	1,450,274	58,917		2003		05/07		40 years
Dalton, GA	—	(l	)	1,540,648	—	—	(l	)	1,540,648	1,540,648	62,534		2004		05/07		40 years
Dandrige, TN	—	(l	)	1,030,351	—	—	(l	)	1,030,351	1,030,351	47,838		1989		05/07		35 years
Franklin, OH	—	(l	)	562,698	—	—	(l	)	562,698	562,698	26,125		1998		05/07		40 years
Gary, IN	—	(l	)	1,486,297	—	—	(l	)	1,486,297	1,486,297	60,381		2004		05/07		40 years
Georgetown, KY	—	(l	)	678,799	—	—	(l	)	678,799	678,799	36,768		1997		05/07		40 years
Mebane, NC	—	(l	)	561,025	—	—	(l	)	561,025	561,025	26,048		1998		05/07		35 years
Piedmont, SC	—	(l	)	566,582	—	—	(l	)	566,582	566,582	26,306		1999		05/07		35 years
Port Wentworth, GA	—	(l	)	551,919	—	—	(l	)	551,919	551,919	25,625		1998		05/07		35 years
Valdosta, GA	—	(l	)	1,476,879	—	—	(l	)	1,476,879	1,476,879	59,998		2004		05/07		40 years
Whiteland, IN	—	(l	)	1,471,230	—	—	(l	)	1,471,230	1,471,230	53,639		2004		07/07		40 years

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)						Accumulated Depreciation and Amortization		Date of Con- struction	Date Acquired		Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land		Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land		Building, Improve- ments and Leasehold Interests		Total
Des Moines, IA	—	(l	)	816,275	—	—	(l	)	816,275		816,275		29,760		1987	07/07		40 years
Evansville, IN	—	(l	)	575,761	—	—	(l	)	575,761		575,761		20,991		2002	07/07		40 years
Kearney, MO	—	(l	)	1,268,709	—	—	(l	)	1,268,709		1,268,709		46,255		2003	07/07		40 years
Temple, GA	—	(l	)	1,065,007	—	—	(l	)	1,065,007		1,065,007		29,953		2007	01/08		40 years
Robinson, TX	—	(l	)	1,182,537	—	—	(l	)	1,182,537		1,182,537		33,259		2007	07/07		40 years
Oklahoma City, OK	—	(l	)	1,246,773	—	—	(l	)	1,246,773		1,246,773		27,273		2008	08/07		40 years
Amarillo, TX	—	(l	)	1,158,416	—	—	(l	)	1,158,416		1,158,416		15,687		2008	02/08		40 years
Jackson, MS	—	(l	)	1,287,640	—	—	(l	)	1,287,640		1,287,640		14,754		2008	03/08		40 years
Glendale, KY	—	(l	)	1,066,052	—	—	(l	)	1,066,052		1,066,052		5,552		2008	07/08		40 years
Winn-Dixie:
Columbus, GA	—	1,023,371		1,874,875	—	—	1,023,371		1,874,875		2,898,246		255,842		1984	07/03		40 years

Ziebart:
Maplewood, MN	—	307,846		311,313	—	—	307,846		311,313		619,159		30,158		1990	02/05		40 years
Middleburg Heights, OH	—	199,234		148,106	—	—	199,234		148,106		347,340		14,502		1961	02/05		40 years

Zio’s Restaurant:
Aurora, CO	—	1,168,457		1,104,345	—	—	1,168,457		1,104,345		2,272,802		131,445		2000	06/05		30 years

Leasehold Interests:	—	2,532,133		—	—	—	2,532,133		—		2,532,133		1,758,765		—	(n	)	(m	)

	$25,343,962	$1,060,307,095		$1,305,849,831	$100,557,487	$—	$1,060,289,057		$1,403,115,369		$2,463,404,426		$146,295,914

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:

Bames and Noble:
Plantation, FL	—	—		3,498,405	—	—	—		(c	)	(c	)	(c	)	1996	05/95		(c	)

Borders Books & Music:
Altamonte Springs, FL	—	—		3,267,400	—	—	—		(c	)	(c	)	(c	)	1997	09/97		(c	)

Checkers:
Orlando, FL	—	—		286,910	—	—	—		(c	)	(c	)	(c	)	1988	07/92		(c	)

CVS:
San Antonio, TX	—	—		783,974	—	—	—		(c	)	(c	)	(c	)	1993	12/93		(c	)
Amarillo, TX	—	158,851		855,348	—	—	(d	)	(d	)	(d	)	(d	)	1994	12/94		(d	)
Lafayette, LA	—	—		949,128	—	—	—		(c	)	(c	)	(c	)	1995	01/96		(c	)
Oklahoma City, OK	—	(l	)	1,365,125	—	—	(l	)	(c	)	(c	)	(c	)	1997	06/97		(c	)
Oklahoma City, OK	—	(l	)	1,419,093	—	—	(l	)	(c	)	(c	)	(c	)	1997	06/97		(c	)

Denny’s:
Stockton, CA	—	939,974		508,573	—	—	(d	)	(d	)	(d	)	(d	)	1982	09/06		(d	)

Food 4 Less:
Chula Vista, CA	—	—		4,266,421	—	—	—		(c	)	(c	)	(c	)	1995	11/98		(c	)

Heilig-Meyers:
Marlow Heights, MD	—	415,926		1,397,178	—	—	(d	)	(d	)	(d	)	(d	)	1968	11/98		(d	)
York, PA	—	279,312		1,109,609	—	—	(d	)	(d	)	(d	)	(d	)	1997	11/98		(d	)

Jared Jewelers:
Glendale, AZ	—	(l	)	1,599,288	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01		(c	)
Lewisville, TX	213,849	(l	)	1,502,903	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01		(c	)
Oviedo, FL	417,822	(l	)	1,500,145	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01		(c	)
Phoenix, AZ	314,862	(l	)	1,241,827	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01		(c	)
Toledo, OH	—	(l	)	1,457,625	—	—	(l	)	(c	)	(c	)	(c	)	1998	12/01		(c	)

Kash N’ Karry:
Valrico, FL	—	1,234,519		3,255,257	—	—	(d	)	(d	)	(d	)	(d	)	1997	06/02		(d	)

Rite Aid:
Kennett Square, PA	—	(l	)	—	1,984,435	—	(l	)	(c	)	(c	)	(c	)	2000	12/00		(c	)
Arlington, VA	—	—		3,201,489	—	—	—		(c	)	(c	)	(c	)	2002	02/02		(c	)

	$946,533	$3,028,583		$33,465,698	$1,984,435	$—	$—		$—		$—		$—

See accompanying report of independent registered public accounting firm.

	Encum- brances (k)	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (b)			Accumulated Depreciation and Amortization		Date of Con- struction		Date Acquired	Life on Which Depreciation and Amortization in Latest Income Statement is Computed
		Land	Building, Improve- ments and Leasehold Interests	Improve- ments	Carrying Costs	Land	Building, Improve- ments and Leasehold Interests	Total
Real Estate Held for Sale the Company has Invested in:

AJ Petroleum:
Hollywood, FL	—	417,487	184,170	—	—	417,487	184,170	601,657	—		1961		12/05	—

Express Mart:
Mechanicsburg, PA	—	72,383	214,738	—	—	72,383	214,738	287,121	—		1972		07/06	—

Fuel-On:
Kane, PA		156,967	913,017	—	—	156,967	329,187	486,154	—		1984		08/05	—
Houtzdale, PA		311,707	729,052	—	—	311,707	79,062	390,769	—		1977		01/06	—

Mik Cleaners:
Woodstock, GA	—	20,857	56,050	—	—	20,857	56,050	76,907	—		1997		07/08	—

Nitlantika:
Hollywood, FL	—	645,533	313,657	—	—	645,533	313,657	959,190	—		1960		12/05	—

Pep Boys:
Guayama, PR	—	1,729,000	2,731,785	—	—	1,729,000	2,731,785	4,460,785	—		1998		11/07	—
Reading, PA	—	1,188,532	3,366,975	—	—	1,188,532	3,366,975	4,555,507	—		1989		11/07	—

Power Center:
Big Flats, NY	—	2,248,422	7,159,309	—	—	2,248,422	5,291,498	7,539,920	—		2006		08/05	—
Midland, MI	—	1,085,180	1,634,602	—	—	1,085,180	1,634,602	2,719,782	—		2005		05/05	—
Topsham, ME	—	1,884,772	1,734,694	—	—	1,884,772	61,548	1,946,320	—		2007		02/06	—
Irving, TX	—	950,616	1,089,869	—	—	950,616	1,089,869	2,040,485	—		2008		02/06	—
Waxahachie, TX	—	1,249,351	1,096,646	—	—	1,249,351	1,096,646	2,345,997	—		2008		02/06	—
Harlingen, TX	—	247,376	807,079	—	—	247,376	807,079	1,054,455	—		2008		04/08	—
Harlingen, TX	—	748,886	1,237,507	—	—	748,886	1,237,507	1,986,393	—		2008		04/08	—
Rockwall, TX	—	8,958,882	28,803,250	—	—	8,958,882	28,803,250	37,762,132	—		2007		02/06	—

Salon 140:
Woodstock, GA	—	15,642	42,037	—	—	15,642	42,037	57,679	—		1997		07/08	—

Sal’s Pizza:
Mechanicsburg, PA	—	48,256	143,158	—	—	48,256	143,158	191,414	—		1972		07/06	—

Starbuck’s:
Harlingen, TX	—	285,930	369,305	—	—	285,930	369,305	655,235	—		1987		02/08	—

Tutor Time:
Elk Grove, CA	—	1,157,709	—	—	—	1,157,709	—	1,157,709	(e	)	(e	)	09/08	(e	)

Uni-Mart:
Bradford, PA	—	184,231	761,512	—	—	184,231	761,512	945,743	—		1983		08/05	—
Midway, PA	—	310,893	708,427	—	—	310,893	708,427	1,019,320	—		1990		01/06	—
Clairton, PA	—	215,405	700,821	—	—	215,405	700,821	916,226	—		1986		01/06	—
Burnham, PA (r)	—	264,741	510,262	—	—	264,741	510,262	775,003	—		1978		07/06	—
Port Royal, PA	—	238,052	635,213	—	—	238,052	635,213	873,265	—		1989		07/06	—

Vacant Land:
Grand Prairie, TX	—	386,807	—	—	—	386,807	—	386,807	(e	)	(e	)	12/02	(e	)
Fairfield Township, OH	—	3,201,128	—	—	—	3,201,128	—	3,201,128	(e	)	(e	)	08/06	(e	)
Bonita Springs, FL	—	112,000	—	—	—	112,000	—	112,000	(e	)	(e	)	09/06	(e	)
Topsham, ME	—	1,034,215	—	—	—	1,034,215	—	1,034,215	(e	)	(e	)	02/06	(e	)
Rockwall, TX	—	9,359,707	—	—	—	9,359,707	—	9,359,707	(e	)	(e	)	09/06	(e	)
Lancaster, OH	—	1,730,636	—	—	—	1,730,636	—	1,730,636	(e	)	(e	)	01/08	(e	)
Hadley, MA	—	2,048,514	—	—	—	2,048,514	—	2,048,514	(e	)	(e	)	02/08	(e	)

Vacant Property:
North Richland Hills, TX	—	583,650	179,509	—	—	583,650	179,509	763,159	—		1989		02/06	—
Woodstock, GA	—	190,321	511,452	—	—	190,321	511,452	701,773	—		1997		07/08	—

Walgreens:
Beavercreek, OH	—	1,614,113	2,755,284	—	—	1,614,113	2,755,284	4,369,397	—		2008		10/07	—

Yen Ching Restaurant:
Woodstock, GA	—	33,893	91,080	—	—	33,893	91,080	124,973	—		1997		07/08	—

	$—	$44,931,794	$59,480,460	$—	$—	$44,931,794	$54,705,683	$99,637,477	$—

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND

ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2008

(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2008, 2007, and 2006 are summarized as follows:

	2008	2007	2006
Land, buildings, and leasehold interests:
Balance at the beginning of year	$2,415,544	$1,756,514	$1,508,664
Acquisitions, completed construction and tenant improvements	410,787	864,116	558,766
Disposition of land, buildings, and leasehold interests	(215,542)	(203,403)	(310,223)
Provision for loss on impairment of real estate	(5,493)	(1,683)	(693)

Balance at the close of year	$2,605,296	$2,415,544	$1,756,514

Accumulated depreciation and amortization:
Balance at the beginning of year	$111,087	$87,359	$79,197
Disposition of land, buildings, and leasehold interests	(2,591)	(3,667)	(12,413)
Depreciation and amortization expense	37,800	27,395	20,575

Balance at the close of year	$146,296	$111,087	$87,359

(b)	As of December 31, 2008, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2008, the aggregate cost of the properties owned by the Company that under operating leases were $2,432,304 and financing leases were $9,048.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	The Company owns only the land for this property.

(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. The Company developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Date acquired represents date of building construction completion. The land has been recorded as operating lease.

(i)	The Company owns only the land for this property, which is subject to a ground lease between the Company and the tenant. The tenant funded the improvements on the property.

(j)	In 2005, there was a lease amendment to this property, resulting in a reclassification from a direct financing lease to an operating lease.

(k)	Encumbered properties for which the portion of the lease relating to the land is accounted for as an operating lease and the portion of the lease relating to the building is accounted for as a direct financing lease, the total amount of the encumbrance is listed with the land portion of the property.

(l)	The Company owns only the building for this property. The land is subject to a ground lease between the Company and an unrelated third party.

(m)	The leasehold interests are amortized over the life of the respective leases which range from 12 years to 12.5 years.

(n)	The leasehold interest sites were acquired between August 1999 and August 2001.

(o)	Property is encumbered as a part of the Company’s $6,952 long-term, fixed rate mortgage and security agreement.

(p)	Property is encumbered as a part of the Company’s $21,000 long-term, fixed rate mortgage and security agreement.

(q)	Date acquired represents acquisition date of land. Pursuant to lease agreement, the Company funds the tenant’s construction draws, final funding occurs generally within 12 months from the acquisition of the land.

(r)	The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Company.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2008

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (e)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
National City, CA	11.500%	2009	(b)	—	$2,765	$189		$—
San Jose, CA	11.500%	2009	(b)	—	2,565	271		—
Lake Jackson, TX	9.000%	2009	(d)	—	1,875	1,707		—
Paramus, NJ	9.000%	2022	(b)	—	6,000	5,445		—
Des Moines, IA	8.000%	2010	(d)	—	400	343		—
Terre Haute, IN	7.000%	2011	(c)	—	1,582	1,582		—
Houston, TX	9.000%	2009	(c)	—	3,998	3,998		—
Lubbock, TX	8.750%	2009	(c)	—	14,000	10,023		—
Cleveland, OH	10.000%	2028	(c)	—	6,644	5,935		—
Keystone Heights, FL	8.000%	2009	(c)	—	1,650	1,650		—
Chattanooga, TN	8.000%	2009	(c)	—	1,600	1,600		—
Lynchburg, VA	8.000%	2009	(c)	—	1,600	1,600		—
Martinsburg, WV	8.000%	2009	(c)	—	1,650	1,650		—

					$46,329	$35,993	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2008	2007		2006
Balance at beginning of year	$49,336	$13,627		$19,418
New mortgage loans	17,028 (f)	39,088	(f)	1,582	(f)
Deductions during the year:
Collections of principal	(27,874)	(3,379)		(7,373)
Foreclosures	(2,497)	—		—

Balance at the close of year	$35,993	$49,336		$13,627

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2008, 2007 and 2006 were $35,993, $49,336, and $13,627, respectively.

(f)	Mortgages totaling $17,028, $39,088, and $1,582 were accepted in connection with real estate transactions for the year ended December 31, 2008, 2007 and 2006, respectively.

See accompanying report of independent registered public accounting firm.