Form 10-Q
period 2009-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2009-05-06
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

79,925,306 shares of Common Stock, $0.01 par value, outstanding as April 29, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	March 31, 2009	December 31, 2008
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,352,293	$2,357,894
Accounted for using the direct financing method	30,911	31,240
Real estate, Inventory Portfolio, held for sale	98,889	101,106
Investment in unconsolidated affiliate	4,863	4,927
Mortgages, notes and accrued interest receivable, net of allowance	60,887	60,472
Commercial mortgage residual interests	22,617	22,000
Cash and cash equivalents	1,858	2,626
Receivables, net of allowance of $8,312 and $4,003, respectively	2,778	3,612
Accrued rental income, net of allowance of $2,949 and $4,144, respectively	23,840	23,972
Debt costs, net of accumulated amortization of $13,687 and $12,852, respectively	10,223	11,342
Other assets	29,606	30,280

Total assets	$2,638,765	$2,649,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit payable	$22,900	$26,500
Mortgages payable	26,043	26,290
Notes payable – convertible, net of unamortized discount of $22,900 and $25,413, respectively	341,335	356,122
Notes payable, net of unamortized discount of $1,473 and $1,521, respectively	618,527	618,479
Accrued interest payable	18,495	7,608
Other liabilities	35,710	45,526

Total liabilities	1,063,010	1,080,525

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 79,303,457 and 78,415,051 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	793	784
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,347,870	1,337,786
Retained earnings	129,671	133,876
Accumulated other comprehensive income	3,321	2,414

Total stockholders’ equity	1,573,655	1,566,860
Noncontrolling interests	2,100	2,086

Total equity	1,575,755	1,568,946

Total liabilities and equity	$2,638,765	$2,649,471

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Revenues:
Rental income from operating leases	$52,821	$49,029
Earned income from direct financing leases	754	789
Percentage rent	147	40
Real estate expense reimbursement from tenants	2,353	1,560
Interest and other income from real estate transactions	834	1,235
Interest income on commercial mortgage residual interests	1,054	1,356

	57,963	54,009

Disposition of real estate, Inventory Portfolio:
Gross proceeds	—	4,900
Costs	—	(4,879)

Gain	—	21

Operating expenses:
General and administrative	5,305	7,560
Real estate	3,587	2,390
Depreciation and amortization	11,819	9,970
Impairment – commercial mortgage residual interests valuation	—	758
Restructuring charges	731	—

	21,442	20,678

Earnings from operations	36,521	33,352

Other expenses (revenues):
Interest and other income	(347)	(1,221)
Interest expense	15,431	16,186
Loss on interest rate hedge	—	804

	15,084	15,769

Earnings from continuing operations before income tax benefit, equity in earnings of unconsolidated affiliate and gain on extinguishment of debt	21,437	17,583

Income tax benefit	537	2,652
Equity in earnings of unconsolidated affiliate	103	79
Gain on extinguishment of debt	2,418	—

Earnings from continuing operations	24,495	20,314

Earnings from discontinued operations:
Real estate, Investment Portfolio (Note 13)	2,040	5,963
Real estate, Inventory Portfolio, net of income tax expense and noncontrolling interest (Note 13)	444	4,948

	2,484	10,911

Net earnings including noncontrolling interests	26,979	31,225
Loss (earnings) attributable to noncontrolling interests	(175)	1,014

Net earnings	$26,804	$32,239

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Net earnings	$26,804	$32,239
Series C preferred stock dividends	(1,696)	(1,696)

Net earnings available to common stockholders – basic and diluted	$25,108	$30,543

Net earnings per share of common stock:
Basic:
Continuing operations	$0.29	$0.27
Discontinued operations	0.03	0.15

Net earnings	$0.32	$0.42

Diluted:
Continuing operations	$0.29	$0.27
Discontinued operations	0.03	0.15

Net earnings	$0.32	$0.42

Weighted average number of common shares outstanding:
Basic	78,165,859	72,314,787

Diluted	78,253,746	72,447,395

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$26,804	$32,239
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,119	654
Depreciation and amortization	11,990	10,219
Impairment – real estate	—	14
Impairment – commercial mortgage residual interests valuation	—	758
Amortization of notes payable discount	1,496	870
Amortization of deferred interest rate hedges	(40)	(46)
Equity in earnings of unconsolidated affiliate	(103)	(79)
Distributions received from unconsolidated affiliate	157	30
Noncontrolling interests	(30)	2,665
Gain on disposition of real estate, Investment Portfolio	(1,032)	(9,149)
Gain on extinguishment of debt	(2,418)	—
Gain on disposition of real estate, Inventory Portfolio	(546)	(3,877)
Deferred income taxes	(387)	(1,587)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(2,099)	(18,991)
Proceeds from disposition of real estate, Inventory Portfolio	4,865	51,555
Decrease in real estate leased to others using the direct financing method	329	314
Decrease (increase) in work in process	(503)	1,610
Increase in mortgages, notes and accrued interest receivable	(291)	(479)
Decrease (increase) in receivables	844	(3,385)
Decrease (increase) in accrued rental income	132	(558)
Decrease in other assets	175	353
Increase in accrued interest payable	10,887	6,714
Increase (decrease) in other liabilities	(2,612)	86
Increase in current tax liability	47	1,031

Net cash provided by operating activities	48,784	70,961

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	4,124	10,336
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(14,346)	(165,538)
Investment in unconsolidated affiliate	—	(778)
Increase in mortgages and notes receivable	(709)	(22,352)
Principal payments on mortgages and notes	542	2,350
Cash received from commercial mortgage residual interests	499	2,319
Payment of lease costs	(25)	(223)
Other	(94)	(324)

Net cash used in investing activities	$(10,009)	$(174,210)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from financing activities:
Proceeds from line of credit payable	$52,800	$262,000
Repayment of line of credit payable	(56,400)	(268,300)
Repayment of mortgages payable	(247)	(291)
Proceeds from notes payable – convertible	—	234,035
Repayment of notes payable	(13,533)	(100,000)
Repayment of note payable – secured	—	(12,000)
Payment of debt costs	—	(5,181)
Proceeds from issuance of common stock	8,975	5,983
Stock issuance costs	(4)	—
Payment of Series C Preferred Stock dividends	(1,696)	(1,696)
Payment of common stock dividends	(29,313)	(25,698)
Noncontrolling interest contributions	152	13
Noncontrolling interest distributions	(277)	(1,277)

Net cash provided by (used in) financing activities	(39,543)	87,588

Net decrease in cash and cash equivalents	(768)	(15,661)
Cash and cash equivalents at beginning of period	2,626	27,499

Cash and cash equivalents at end of period	$1,858	$11,838

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$4,536	$10,177

Taxes paid	$74	$924

Supplemental disclosure of non-cash investing and financing activities:
Issued 262,546 and 225,467 shares of restricted and unrestricted common stock in 2009 and 2008, respectively, pursuant to NNN’s performance incentive plan	$4,290	$3,795

Issued 1,943 and 4,500 shares of common stock in 2009 and 2008, respectively, to directors pursuant to NNN’s performance incentive plan	$29	$97

Issued 11,785 and 4,032 shares of common stock in 2009 and 2008, respectively, pursuant to NNN’s Deferred Director Fee Plan	$152	$72

Change in other comprehensive income	$1,076	$1,221

Note and mortgage receivable accepted in connection with real estate transactions	$—	$20,248

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of March 31, 2009, NNN owned 1,002 Investment Properties, with an aggregate gross leasable area of 11,295,000 square feet, located in 44 states. In addition, as of March 31, 2009, NNN’s Investment Assets included $60,887,000 in mortgages, notes and interest receivable and $22,617,000 in commercial mortgage residual interests. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of March 31, 2009, the TRS owned 31 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Amounts as of December 31, 2008, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date, restated as required in connection with the adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”) (“FSP APB 14-1”). The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2008.

Principles of Consolidation – NNN’s condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant intercompany account balances and transactions have been eliminated.

Investment in Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting.

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

Other Comprehensive Income – The components for the change in other comprehensive income during the quarter ended March 31, 2009, consisted of the following (dollars in thousands):

Balance at beginning of period	$2,414
Amortization of interest rate hedges	(40)
Unrealized gain – commercial mortgage residual interests	947

Balance at end of period	$3,321

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Net earnings	$26,804	$32,239
Other comprehensive income	1,076	1,221

Comprehensive income including noncontrolling interests	27,880	33,460
Comprehensive income attributable to noncontrolling interests	(169)	(28)

Comprehensive income	$27,711	$33,432

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation:

	Quarter Ended March 31,
	2009	2008
Weighted average number of common shares outstanding	78,720,099	72,739,681
Unvested restricted stock	(554,240)	(424,894)

Weighted average number of common shares outstanding used in basic earnings per share	78,165,859	72,314,787

Weighted average number of common shares outstanding used in basic earnings per share	78,165,859	72,314,787
Effect of dilutive securities:
Restricted stock	—	37,533
Common stock options	5,281	44,621
Directors’ deferred fee plan	82,606	50,454

Weighted average number of common shares outstanding used in diluted earnings per share	78,253,746	72,447,395

For the quarter ended March 31, 2009, options on 40,476 shares of common stock and the effect of 554,240 unvested restricted shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive.

In addition, for the quarters ended March 31, 2009 and 2008, NNN’s convertible notes payable, which are convertible into common shares, were not included in computing diluted earnings per share because NNN’s stock price did not exceed the strike prices of the conversion feature of the respective notes.

New Accounting Standards – In January 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on NNN’s financial position or results of operations.

Effective January 1, 2009, NNN implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), which requires noncontrolling interests, previously called minority interest, to be presented as a component of equity. In addition, SFAS 160 requires disclosure on the face of the consolidated statement of earnings of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material impact on NNN’s financial position or results of operations.

The following table presents a reconciliation of the changes in equity during the quarter ended March 31, 2009 (dollars in thousands):

	NNN’s Interest	Noncontrolling Interest	Total
Balance at beginning of period	$1,566,860	$2,086	$1,568,946
Earnings from continuing operations	24,320	175	24,495
Earnings (loss) from discontinued operations	2,484	(205)	2,279
Other comprehensive income	907	169	1,076
Issuance of common shares, net of costs	13,445	—	13,445
Dividends to shareholders	(31,009)	—	(31,009)
Contributions from noncontrolling interests	—	152	152
Distributions to noncontrolling interests	—	(277)	(277)
Unearned compensation	(3,352)	—	(3,352)

Balance at end of period	$1,573,655	$2,100	$1,575,755

Adoption of New Accounting Standard with change in Accounting Principle – Effective January 1, 2009, NNN adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The standard requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 requires the debt component to be recorded based upon the estimated fair value of similar non-convertible debt. The resulting debt discount is to be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense.

FSP APB 14-1 requires application of the standard on a retrospective basis. The adoption of FSP APB 14-1 resulted in the following non-cash adjustments:

December 31, 2008
Notes payable, as reported	$381,535
Adjustments resulting from the retrospective restatement	(25,413)

Notes payable, restated	356,122

Retained earnings, as reported	$143,789
Adjustments resulting from the retrospective restatement	(9,913)

Retained earnings, as restated	$133,876

Quarter Ended March 31, 2008
Net earnings, as reported	$33,053
Additional non-cash interest expense	(820)
Decrease in note cost amortization	6

Net earnings, restated	$32,239

Adjustments to net earnings per share of common stock resulting from the retrospective restatement:
Continuing operations:
Basic	$(0.01)

Diluted	$(0.01)

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

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on stockholders’ equity or net earnings.

Note 2 – Real Estate – Investment Portfolio:

Leases – As of March 31, 2009, of the 1,009 Investment Property leases, 989 leases have been classified as operating leases, and 20 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of six of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2009 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of March 31, 2009, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Land and improvements	$1,056,147	$1,057,757
Buildings and improvements	1,417,951	1,406,121
Leasehold interests	1,290	2,532

	2,475,388	2,466,410
Less accumulated depreciation and amortization	(154,877)	(146,296)

	2,320,511	2,320,114
Work in progress	34,787	40,785

	2,355,298	2,360,899
Less impairment	(3,005)	(3,005)

	$2,352,293	$2,357,894

As of March 31, 2009, NNN has remaining funding commitments of $15,849,000 relating to the development of tenant improvements on 15 Investment Properties.

Note 3 – Real Estate – Inventory Portfolio:

As of March 31, 2009, the TRS owned 31 Inventory Properties: 23 completed inventory, two under construction and six land parcels. As of December 31, 2008, the TRS owned 32 Inventory Properties: 24 completed inventory, one under construction and seven land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Inventory Properties:
Land	$24,287	$25,901
Building	56,800	59,480

	81,087	85,381
Construction projects:
Land	19,732	19,031
Work in process	2,845	1,469

	22,577	20,500
Less impairment	(4,775)	(4,775)

	$98,889	$101,106

As of March 31, 2009, NNN has remaining funding commitments of $1,460,000 relating to the development of two Inventory Properties.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2009		2008
	# of Properties	Gain	# of Properties	Gain
Continuing operations	—	$—	1	$21
Noncontrolling interest		—		(10)

Total continuing operations		—		11

Discontinued operations	1	515	7	8,870
Intersegment eliminations		31		258
Noncontrolling interest		—		(3,506)

Total discontinued operations		546		5,622

	1	$546	8	$5,633

Note 4 – Impairments – Real Estate:

Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive return. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, including identifiable intangible assets, NNN recognized a $14,000 impairment in discontinued operations during the quarter ended March 31, 2008. No impairment amount was recognized in continuing or discontinued operations during the quarter ended March 31, 2009.

Note 5 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages and notes receivable consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Mortgages and notes receivable	$55,662	$55,495
Structured finance investments	4,514	4,514
Accrued interest receivables	648	387
Unamortized premium	63	84

	60,887	60,480
Less loan origination fees, net	—	(8)

	$60,887	$60,472

Mortgages are secured by real estate, real estate securities or other assets.

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

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Unrealized gains	$1,116	$1,354
Other than temporary valuation impairment	—	758

Note 7 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $25,213,000 and a weighted average interest rate of 1.21% during the quarter ended March 31, 2009. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR as a result of an upgrade in its debt rating. As of March 31, 2009, $22,900,000 was outstanding, and approximately $377,100,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $1,265,000.

Note 8 – Notes Payable – Convertible:

Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)	2028 Notes (2)(5)(6)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate(8)	3.950%	5.125%
Debt Issuance Costs	$3,850	$5,459 (7)
Earliest Conversion Date	September 2025	June 2027
Earliest Put Option Date	September 2011	June 2013
Maturity Date	September 2026	June 2028

Original Principal	$172,500	$234,035
Repurchases	(33,800)	(8,500)

Outstanding principal balance at 3/31/2009	$138,700	$225,535

(1)

NNN repurchased $3,800, $5,000 and $25,000 in March 2009, January 2009 and November 2008, respectively, for a purchase price of $3,100, $3,894 and $19,188, respectively, resulting in a gain of $483, $803 and $4,194, respectively.

(2)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $114 and $349 of note costs which were written off in connection with the repurchase of $8,800 and $25,000 of the 2026 Notes, respectively.
(4)	The conversion rate per $1,000 principal amount was 41.2951 shares of NNN’s common stock, which is equivalent to a conversion price of $24.2159 per share of common stock.
(5)	The conversion rate per $1,000 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of approximately $25.42 per share of common stock.
(6)	NNN repurchased $8,500 during the quarter ended March 31, 2009, for a purchase price of $6,539, resulting in a gain of $1,132.
(7)	Includes $171 of note costs which were written off in connection with the repurchase of $8,500 of the 2028 Notes.
(8)	With the adoption of FSP APB 14-1, the effective interest rate for the 2026 and the 2028 Notes are 5.840% and 7.192%, respectively.

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

Note 9 – Preferred Stock:

NNN declared and paid dividends to its Series C Preferred stockholders of $1,696,000 or $0.4609 per share during each of the quarters ended March 31, 2009 and 2008, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 10 – Common Stock:

In February 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

During the quarters ended March 31, 2009 and 2008, NNN declared and paid dividends to its common shareholders of $29,313,000 and $25,698,000, respectively, or $0.375 and $0.355 per share, respectively, of common stock.

In April 2009, NNN declared a dividend of $0.375 per share, which is payable in May 2009 to its common stockholders of record as of April 30, 2009.

Dividend Reinvestment and Stock Purchase Plan – In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 12,191,394 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the quarters ended March 31 (dollars in thousands):

	2009	2008
Shares of common stock	602,112	269,678
Net proceeds	$8,852	$5,862

Note 11 – Restructuring Costs:

During the quarter ended March 31, 2009, NNN recorded restructuring costs of $731,000 related to the reduction of its workforce.

Note 12 – Income Taxes:

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

In June 2006, the FASB issued SFAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). In summary, FIN 48 requires that all tax positions subject to FASB issued SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), be analyzed using a two-step approach. The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The periods that remain open under federal statute are 2005 through 2009. NNN believes that its tax filing positions and deductions are well documented and supported, and that it is more likely than not that its tax positions would be sustained upon an examination. Therefore, NNN has not recorded a reserve pursuant to FIN 48 for uncertain income tax positions nor has it recorded a cumulative effect adjustment relating to the adoption of FIN 48. Further, no interest or penalties have been included since no reserves were recorded, and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses.

Note 13 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of March 31, 2009, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Revenues:
Rental income from operating leases	$788	$1,353
Earned income from direct financing leases	—	97
Percentage rent	—	12
Real estate expense reimbursement from tenants	24	25
Interest and other income from real estate transactions	298	534

	1,110	2,021

Operating expenses:
General and administrative	—	(79)
Real estate	70	(206)
Depreciation and amortization	32	206
Impairment – real estate	—	14

	102	(65)

Earnings before gain on disposition of real estate	1,008	2,086

Gain on disposition of real estate	1,032	3,877

Earnings from discontinued operations	$2,040	$5,963

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of March 31, 2009. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Revenues:
Rental income from operating leases	$1,401	$3,354
Percentage rent	—	6
Real estate expense reimbursement from tenants	950	329
Interest and other from real estate transactions	39	453

	2,390	4,142

Disposition of real estate:
Gross proceeds	4,900	69,187
Costs	(4,354)	(60,059)

Gain	546	9,128

Operating expenses:
General and administrative	48	24
Real estate	1,309	550
Depreciation and amortization	139	44

	1,496	618

Other expenses (revenues):
Interest expense	930	998

Earnings before income tax expense	510	11,654

Income tax expense	(271)	(3,028)

Earnings from discontinued operations including noncontrolling interests	239	8,626
Loss (earnings) attributable to noncontrolling interests	205	(3,678)

Earnings from discontinued operations	$444	$4,948

Note 14 – Derivatives:

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

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2009.

Note 15 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended March 31 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2009
External revenues	$59,394	$2,416	$—	$61,810
Intersegment revenues	953	260	(1,213)	—
Earnings from continuing operations	24,763	(669)	226	24,320
Net earnings	26,804	(226)	226	26,804
Total assets	2,639,604	124,865	(125,704)	2,638,765

2008
External revenues	$57,250	$4,144	$—	$61,394
Intersegment revenues	4,704	—	(4,704)	—
Earnings from continuing operations	26,276	(3,668)	(1,280)	21,328
Net earnings	32,239	1,280	(1,280)	32,239
Total assets	2,649,722	244,219	(231,108)	2,662,833

Note 16 – Fair Value Measurements:

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) relating to financial assets and liabilities on January 1, 2008. The provisions of SFAS 157 relating to non-financial assets and liabilities were adopted effective January 1, 2009. SFAS 157 specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The standard describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the quarter ended March 31, 2009 (dollars in thousands):

Balance at beginning of period	$22,000
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	1,116
Interest income on Residuals	1,054
Cash received from Residuals	(1,553)
Transfers in and/or out of Level 3	—

Balance at end of period	$22,617

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$—

However, the adoption of the fair value measurement provisions of SFAS 157 for NNN’s non-financial assets and non-financial liabilities had no material impact on NNN’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2008. The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”

The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of March 31, 2009, NNN owned 1,002 Investment Properties, with an aggregate gross leasable area of approximately 11,295,000 square feet, located in 44 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased as of March 31, 2009. In addition, as of March 31, 2009, NNN had $60,887,000 in mortgages and notes receivables and $22,617,000 commercial mortgage residuals interests.

The TRS primarily owns, directly and indirectly, through investment interests, real estate for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The TRS typically owns two types of properties, property for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). As of March 31, 2009, the TRS held 31 Inventory Properties, of which 18 were Development Properties (10 completed inventory, two under construction and six land parcels) and 13 were Exchange Properties.

NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of NNN’s Investment Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of NNN’s Investment Portfolio, certain financial performance ratios and profitability measures, and industry trends and performance compared to that of NNN.

NNN continues to maintain its diversification by tenant, geography and line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the free standing retail property marketplace which NNN believes represent an area of attractive investment opportunity. However, any financial hardship within these sectors could have an adverse effect on the financial condition and operating performance of NNN. NNN has some geographic concentration in the south and southeast which NNN believes are areas of above-average population growth.

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	March 31, 2009	December 31, 2008	March 31, 2008
Investment Properties Owned:
Number	1,002	1,005	931
Total gross leasable area (square feet)	11,295,000	11,251,000	10,962,000

Investment Properties Leased:
Number	969	972	911
Total gross leasable area (square feet)	10,650,000	10,728,000	10,652,000
Percent of total gross leasable area – leased	94%	97%	98%
Weighted average remaining lease term (years)	13	13	13

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

	% of Annual Base Rent (1)
Lines of Trade	March 31, 2009	December 31, 2008	March 31, 2008
1. Convenience Stores	25.4%	25.7%	23.0%
2. Automotive Service	8.9%	8.9%	8.1%
3. Restaurants – Full Service	8.8%	8.7%	9.6%
4. Theaters	6.0%	6.1%	6.4%
5. Automotive Parts	6.0%	5.1%	4.7%
6. Drug Stores	4.0%	4.0%	4.3%
7. Books	3.9%	4.0%	4.1%
8. Restaurants – Limited Service	3.3%	3.3%	3.5%
9. Sporting Goods	3.3%	3.3%	3.7%
10. Family Entertainment Centers	3.0%	3.0%	2.0%
Other	27.4%	27.9%	30.6%

	100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Acquisitions:
Number of Investment Properties	—	27
Gross leasable area (square feet)	—	390,000

Total dollars invested (1)	$7,643	$150,575

(1)	Includes dollars invested on projects currently under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Number of properties	3	4
Gross leasable area (square feet)	61,000	38,000
Net sales proceeds	$4,121	$10,302
Net gain	$1,032	$3,877

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility or reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The following summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	March 31, 2009	December 31, 2008	March 31, 2008
Development Portfolio:
Completed Inventory Properties	10	11	8
Properties under construction	2	1	7
Land parcels	6	7	7

	18	19	22

Exchange Portfolio:
Inventory Properties	13	13	32

Total Inventory Properties	31	32	54

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Development Portfolio:
Number of properties acquired	—	2
Dollars invested (1)	$2,115	$3,800

Exchange Portfolio:
Number of properties acquired	—	3
Dollars invested (1)	$74	$19,033

Total dollars invested	$2,189	$22,833

(1)	Includes dollars invested in projects currently under construction or tenant improvements for each respective period.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2009		2008
	# of Properties	Gain	# of Properties	Gain
Development (1)	1	$546	4	$4,768
Exchange	—	—	4	865

	1	$546	8	$5,633

(1)	Net of noncontrolling interests.

Revenue from Continuing Operations Analysis

General. During the quarter ended March 31, 2009, NNN’s revenue increased primarily due to rental income from properties acquired subsequent to March 31, 2008, as well as rent settlement fees received during the quarter ended March 31, 2009.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,				Percent Increase (Decrease)
	2009	2008	2009	2008
			Percent of Total
Rental income(1)	$53,722	$49,858	92.7%	92.3%	7.8%
Real estate expense reimbursement from tenants	2,353	1,560	4.1%	2.9%	50.8%
Interest and other income from real estate transactions	834	1,235	1.4%	2.3%	(32.5)%
Interest income on commercial mortgage residual interests	1,054	1,356	1.8%	2.5%	(22.3)%

Total revenues from continuing operations	$57,963	$54,009	100.0%	100.0%	7.3%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income. NNN has identified two primary business segments, and thus, sources of revenue: (i) earnings from Investment Assets, and (ii) earnings from Inventory Assets. NNN’s revenues from continuing operations come primarily from its Investment Assets. The revenues generated from NNN’s Inventory Assets are typically classified as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Rental Income. Rental income increased for the quarter ended March 31, 2009, as compared to the same period last year, but remained relatively stable as a percent of the total revenues from continuing operations. The increase is due to the acquisition of 109 Investment Properties with aggregate gross leasable area of 868,000 square feet during the year ended December 31, 2008. Additionally, NNN recorded $2,785,000 and $404,000 in lease termination fees during the quarters ended March 31, 2009 and 2008, respectively. The increase in rental income was partially offset by an increase in the allowance for receivables.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants increased for the quarter ended March 31, 2009, as compared to the same period last year and remained fairly consistent as a percentage of total revenues from continuing operations. The increase is largely attributable to a full year of reimbursements from certain properties acquired in 2008.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, primarily due to a lower weighted average principal balance on NNN’s mortgages receivable and structured finance investments during the quarter ended March 31, 2009. For the quarters ended March 31, 2009 and 2008, the weighted average outstanding principal balance on NNN’s mortgages receivable and structured finance investments was $26,099,000 and $50,966,000, respectively.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter ended March 31, 2009, as compared to the same period last year, but remained relatively stable as a percent of total revenues from continuing operations. The decrease in interest income on Residuals is primarily the result of the amortization of the underlying notes.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations increased for the quarter ended March 31, 2009, primarily due to the increase in depreciation related to the 2008 real estate acquisitions. The following summarizes NNN’s expenses from continuing operations for the quarters ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2009	2008		2009	2008	2009	2008
General and administrative	$5,305	$7,560	(29.8)%	24.8%	36.5%	9.2%	14.0%
Real estate	3,587	2,390	50.1%	16.7%	11.6%	6.2%	4.4%
Depreciation and amortization	11,819	9,970	18.5%	55.1%	48.2%	20.4%	18.5%
Impairment – commercial mortgage residual interests valuation adjustment	—	758	(100.0)%	—	3.7%	—	1.4%
Restructuring charges	731	—	N/C (1)	3.4%	—	1.3%	—

Total operating expenses	$21,442	$20,678	3.7%	100.0%	100.0%	37.1%	38.3%

Interest and other income	$(347)	$(1,221)	(71.6)%	(2.3)%	(7.7)%	(0.6)%	(2.3)%
Interest expense	15,431	16,186	(4.7)%	102.3%	102.6%	26.6%	30.0%
Loss on interest rate hedge	—	804	(100.0)%	—	5.1%	—	1.5%

Total other expenses (revenues)	$15,084	$15,769	(4.3)%	100.0%	100.0%	26.0%	29.2%

(1)	Not calculable (“N/C”)

General and Administrative Expenses. General and administrative expenses decreased for quarter ended March 31, 2009, as compared to the same period in 2008, both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in general and administrative expenses for the quarter ended March 31, 2009, is primarily attributable to a decrease in expenses related to personnel compensation and a decrease in lost pursuit costs.

Real Estate. Real estate expenses increased for the quarter ended March 31, 2009, as compared to the same period in 2008, primarily due to an increase in tenant reimbursable real estate expenses from 2008 acquisitions, as well as an increase in expenses related to vacant properties.

Depreciation and Amortization. For the quarter ended March 31, 2009, depreciation and amortization expenses increased both as a percentage of revenues from continuing operations and as a percentage of total operating expense. The increase is primarily a result of the depreciation recognized on the 109 Investment Properties with aggregate gross leasable area of 868,000 square feet which were acquired in 2008.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value, during the quarter ended March 31, 2009, NNN did not record an other than temporary valuation adjustment.

Restructuring Costs. During the quarter ended March 31, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during 2008.

Interest Expense. Interest expense decreased for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008.

The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $8,500,000 of convertible notes payable with an effective interest rate of 7.192% in February 2009,

(ii)	repurchase of $3,800,000, $5,000,000 and $25,000,000 of convertible notes payable with an effective interest rate of 5.840% in March 2009, January 2009 and November 2008, respectively,

(iii)	issuance of $234,035,000 of convertible notes payable in March 2008, with an effective interest rate of 5.125%, due June 2028,

(iv)	payoff of the $100,000,000 7.125% notes payable in March 2008,

(v)	payoff of the $12,000,000 secured note payable with stated interest rate of 10.00% in February 2008,

(vi)	the decrease of $118,285,000 in the weighted average debt outstanding on the revolving credit facility for the quarter ended March 31, 2009, as compared to the same period in 2008, and

(vii)	the decrease in weighted average interest rate on the revolving credit facility from 4.51% for the quarter ended March 31, 2008, to 1.21% for the quarter ended March 31, 2009.

Earnings from Discontinued Operations

In accordance with SFAS 144, NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that were terminated and any Investment Properties that were held for sale at March 31, 2009. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated revenues. NNN records discontinued operations by its identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended March 31 (dollars in thousands):

	2009			2008
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	3	$1,032	$2,040	4	$3,877	$5,963
Inventory Assets, net of noncontrolling interests	1	546	444	7	9,128	4,948

	4	$1,578	$2,484	11	$13,005	$10,911

NNN periodically sells Investment Properties and may reinvest the sale proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Liquidity

General. NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.

Cash and Cash Equivalents. Below is a summary of NNN’s cash flows for the quarters ended March 31 (dollars in thousands):

	2009	2008
Cash and cash equivalents:
Provided by operating activities	$48,784	$70,961
Provided by (used in) investing activities	(10,009)	(174,210)
Provided by financing activities	(39,543)	87,588

Increase (decrease)	(768)	(15,661)
Net cash at beginning of period	2,626	27,499

Net cash at end of period	$1,858	$11,838

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN uses proceeds from its credit facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the quarters ended March 31, 2009 and 2008 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the quarter ended March 31, 2009, include the following significant transactions:

•	$6,539,000 in net payments on the repurchase of $8,500,000 of 5.125% of convertible notes payable June 2028,

•	$6,994,000 in net payments on the repurchase of $8,800,000 of 3.95% of convertible notes payable September 2026,

•	$29,313,000 in dividends paid to common stockholders,

•	$1,696,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$8,852,000 in net proceeds from the issuance of 602,112 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$3,600,000 in net payments on NNN’s revolving credit facility.

Contractual Obligations and Commercial Commitments. As of March 31, 2009, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined below (dollars in thousands):

	# of Properties	Total Commitment (1)	Amount Funded	Remaining Commitment
Investment Portfolio	15	$74,231	$58,382	$15,849

Inventory Portfolio	2	5,869	4,409	1,460

	17	$80,100	$62,791	$17,309

(1)	Including construction and land costs.

As of March 31, 2009, NNN had outstanding letters of credit totaling $1,265,000 under its revolving credit facility.

As of March 31, 2009, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its revolving credit facility (the “Credit Facility”), debt or equity financings and asset dispositions.

The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of March 31, 2009, NNN owned 33 vacant, unleased Investment Properties (including vacant land parcels) which accounted for approximately three percent of the total Investment Properties held in NNN’s Investment Portfolio. Additionally, as of April 30, 2009, approximately two percent of the total gross leasable area of NNN’s Investment Portfolio is leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U. S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

In May 2008, one of NNN’s tenants, Uni-Mart, Inc. (“Uni-Mart”), which leased 69 Investment Properties and eight Inventory Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2008, Uni-Mart elected to reject the leases of 13 properties owned by NNN. Additionally, in December 2008, Uni-Mart elected to reject an additional three properties. NNN has re-leased 15 of the 16 properties as of March 31, 2009, and continues to market for re-lease or sale the remaining property. On April 1, 2009, Uni-Mart rejected the leases of 36 properties. All of the 36 properties are subject to subleases with convenience store operators and all of the subleases with the operators were assigned from Uni-Mart to NNN effective April 1, 2009. The rent under the assigned subleases on the 36 properties is roughly equivalent to the rent NNN was receiving from the Uni-Mart on these properties. On April 30, 2009, Uni-Mart assumed all of the remaining leases between Uni-Mart and NNN. For the quarter ended March 31, 2009, NNN recorded $1,232,000 of income in connection with the Uni-Mart bankruptcy damage claim. During the year ended December 31, 2008, NNN recorded $2,421,000 of income in connection with the Uni-Mart bankruptcy damage claim. NNN does not believe Uni-Mart’s Chapter 11 filing will have a material adverse effect on its operations and financial position.

On April 20, 2009, one of NNN’s tenants, Titlemax Holdings, LLC and its affiliated companies (“Titlemax”), which leased 30 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. NNN does not believe Titlemax’s Chapter 11 filing will have a material adverse effect on its operations or financial position.

Dividends. NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially affect NNN’s income and its ability to pay dividends. NNN believes it has been structured as, and its past and present operations qualify NNN as, a REIT.

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2009 and 2008, NNN declared and paid dividends to its common stockholders of $29,313,000 and $25,698,000, respectively, or $0.375 and $0.355 per share, respectively, of common stock.

In April 2009, NNN declared a dividend of $0.375 per share which is payable in May 2009 to its common stockholders of record as of April 30, 2009.

NNN declared and paid dividends to its Series C Preferred stockholders of $1,696,000 or $0.4609 per share during each of the quarters ended March 31, 2009 and 2008, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable, debt payments, dividends, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for other items have been met from operations. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	March 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total
Line of credit payable	$22,900	2.3%	$26,500	2.6%
Mortgages payable	26,043	2.6%	26,290	2.6%
Notes payable – convertible	341,335	33.8%	356,122	34.6%
Notes payable	618,527	61.3%	618,479	60.2%

Total outstanding debt	$1,008,805	100.0%	$1,027,391	100.0%

Indebtedness. NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable. NNN’s $400,000,000 Credit Facility had a weighted average outstanding balance of $25,213,000 and a weighted average interest rate of 1.21% during the quarter ended March 31, 2009. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, as a result of an upgrade in its debt rating, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR. In October 2008, NNN exercised its option to extend the maturity date of the Credit Facility from May 2009 to May 2010.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)	2028 Notes (2)(5)(6)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate(8)	3.950%	5.125%
Debt Issuance Costs	$3,850	$5,459 (7)
Earliest Conversion Date	September 2025	June 2027
Earliest Put Option Date	September 2011	June 2013
Maturity Date	September 2026	June 2028

Original Principal	$172,500	$234,035
Repurchases	(33,800)	(8,500)

Outstanding principal balance at 3/31/2009	$138,700	$225,535

(1)

NNN repurchased $3,800, $5,000 and $25,000 in March 2009, January 2009 and November 2008, respectively, for a purchase price of $3,100, $3,894 and $19,188, respectively, resulting in a gain of $483, $803 and $4,194, respectively.

(2)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $114 and $349 of note costs which were written off in connection with the repurchase of $8,800 and $25,000 of the 2026 Notes, respectively.
(4)	The conversion rate per $1,000 principal amount was 41.2951 shares of NNN’s common stock, which is equivalent to a conversion price of $24.2159 per share of common stock.
(5)	The conversion rate per $1,000 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of approximately $25.42 per share of common stock.
(6)	NNN repurchased $8,500 during the quarter ended March 31, 2009, for a purchase price of $6,539, resulting in a gain of $1,132.
(7)	Includes $171 of note costs which were written off in connection with the repurchase of $8,500 of the 2028 Notes.
(8)	With the adoption of FSP APB 14-1, the effective interest rate for the 2026 and the 2028 Notes are 5.840% and 7.192%, respectively.

Each series of convertible notes represents senior, unsecured obligations of NNN and are subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date, and (ii) the make whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.

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

Securities Offering. In February 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Dividend Reinvestment and Stock Purchase Plan. In February 2006, NNN filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by NNN of 12,191,394 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to the DRIP for the quarters ended March 31 (dollars in thousands):

	2009	2008
Shares of common stock	602,112	269,678
Net proceeds	$8,852	$5,862

Mortgages and Notes Receivable

Mortgages and notes receivable consisted of the following (dollars in thousands):

	March 31, 2009	December 31, 2008
Mortgages and notes receivable	$55,662	$55,495
Structured finance investments	4,514	4,514
Accrued interest receivables	648	387
Unamortized premium	63	84

	60,887	60,480
Less loan origination fees, net	—	(8)

	$60,887	$60,472

Mortgages are secured by real estate, real estate securities or other assets.

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at March 31, 2009.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment (dollars in thousands):

	Quarter Ended March 31,
	2009	2008
Unrealized gains	$1,116	$1,354
Other than temporary valuation impairment	—	758

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt which is used to finance its development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of March 31, 2009.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2009, and December 31, 2008. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2009. The variable interest rates shown represent the weighted average rate for the Credit Facility during the quarter ended March 31, 2009. The table incorporates only those debt obligations that exist as of March 31, 2009; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the quarter ended March 31, 2009.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (2)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2009	—	—	753	7.26%	—	—
2010	22,900	1.21%	1,022	7.19%	19,975	8.60%
2011	—	—	1,098	7.20%	132,684	5.84%
2012	—	—	19,291	6.92%	49,884	7.83%
Thereafter	—	—	3,879	7.34%	757,319	6.65%

Total	$22,900	1.21%	$26,043	7.01%	$959,862	6.64%

Fair Value:
March 31, 2009	$22,900		$26,043		$762,520

December 31, 2008	$26,500		$26,290		$728,757

(1)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(2)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized note discount. NNN uses Bloomberg software to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $22,617,000 and $22,000,000 as of March 31, 2009, and December 31, 2008, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2009, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of May 2009.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

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

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.9	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).