Form 10-Q/A
period 2009-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2009-06-24
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Quarterly Report”) of National Retail Properties, Inc. (the “Company”) is being filed to amend Item 2 of Part II of the Quarterly Report. No other changes in our Quarterly Report are being made by this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the period covered by the Quarterly Report.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2009 the Company sold 209,402 shares of its Common Stock at $13.951 per share pursuant to the optional stock purchase component of its dividend reinvestment and stock purchase plan (the “Plan”). The Company’s registration statement on Form S-3 relating to the Plan expired on February 28, 2009. As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act. The Company expects to file a new registration statement for the Plan by the end of the second quarter 2009.

Item 6.	Exhibits

The following exhibits are filed as a part of this Amendment No. 1.

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

DATED this 24th day of June 2009.

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