Form 10-Q
period 2009-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2009-08-04
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

80,715,076 shares of Common Stock, $0.01 par value, outstanding as July 30, 2009.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	June 30, 2009	December 31, 2008
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,348,773	$2,357,894
Accounted for using the direct financing method	30,572	31,240
Real estate, Inventory Portfolio, held for sale	98,364	101,106
Investment in unconsolidated affiliate	4,792	4,927
Mortgages, notes and accrued interest receivable, net of allowance	49,774	60,472
Commercial mortgage residual interests	25,525	22,000
Cash and cash equivalents	1,573	2,626
Receivables, net of allowance of $1,165 and $4,003, respectively	2,812	3,612
Accrued rental income, net of allowance of $3,261 and $4,144, respectively	24,487	23,972
Debt costs, net of accumulated amortization of $14,436 and $12,852, respectively	9,427	11,342
Other assets	42,060	30,280

Total assets	$2,638,159	$2,649,471

LIABILITIES AND EQUITY

Liabilities:
Line of credit payable	$22,000	$26,500
Mortgages payable	25,798	26,290
Notes payable – convertible, net of unamortized discount of $21,282 and $25,413, respectively	340,452	356,122
Notes payable, net of unamortized discount of $1,424 and $1,521, respectively	618,576	618,479
Accrued interest payable	7,475	7,608
Other liabilities	37,440	45,526

Total liabilities	1,051,741	1,080,525

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 80,074,853 and 78,415,051 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	801	784
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,360,133	1,337,018
Retained earnings	125,789	134,644
Accumulated other comprehensive income	4,866	2,414

Total stockholders’ equity of National Retail Properties, Inc.	1,583,589	1,566,860
Noncontrolling interests	2,829	2,086

Total equity	1,586,418	1,568,946

Total liabilities and equity	$2,638,159	2,649,471

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$53,727	$51,418	$106,555	$100,482
Earned income from direct financing leases	746	780	1,500	1,569
Percentage rent	119	170	266	211
Real estate expense reimbursement from tenants	2,109	1,423	4,456	2,977
Interest and other income from real estate transactions	980	1,407	1,814	2,642
Interest income on commercial mortgage residual interests	1,000	1,171	2,054	2,527

	58,681	56,369	116,645	110,408

Disposition of real estate, Inventory Portfolio:
Gross proceeds	-	-	-	4,900
Costs	-	-	-	(4,879)

Gain	-	-	-	21

Operating expenses:
General and administrative	5,784	6,041	11,090	13,601
Real estate	3,241	2,247	6,828	4,627
Depreciation and amortization	12,146	10,787	23,965	20,770
Impairment – real estate	1,064	-	1,064	-
Impairment – commercial mortgage residual interests valuation	-	-	-	758
Restructuring costs	-	-	731	-

	22,235	19,075	43,678	39,756

Earnings from operations	36,446	37,294	72,967	70,673

Other expenses (revenues):
Interest and other income	(416)	(1,008)	(763)	(2,229)
Interest expense	15,436	16,281	30,866	32,467
Loss on interest rate hedge	-	-	-	804

	15,020	15,273	30,103	31,042

Earnings from continuing operations before income tax benefit, equity in earnings of unconsolidated affiliate, gain on note receivable foreclosure and gain on extinguishment of debt	21,426	22,021	42,864	39,631
Income tax benefit	546	1,767	1,082	4,418
Equity in earnings of unconsolidated affiliate	107	101	210	180
Gain on note receivable foreclosure	1,048	-	1,048	-
Gain on extinguishment of debt	1,014	-	3,432	-

Earnings from continuing operations	24,141	23,889	48,636	44,229
Earnings from discontinued operations (Note 14):
Real estate, Investment Portfolio	2,762	4,178	4,809	10,120
Real estate, Inventory Portfolio, net of income tax expense	226	1,044	458	9,666

	2,988	5,222	5,267	19,786

Earnings including noncontrolling interests	27,129	29,111	53,903	64,015
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(171)	(252)	(351)	759
Discontinued operations	(4)	407	205	(3,269)

	(175)	155	(146)	(2,510)

Net earnings attributable to National Retail Properties, Inc.	$26,954	$29,266	$53,757	$61,505

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net earnings attributable to National Retail Properties, Inc.	$26,954	$29,266	$53,757	$61,505
Series C preferred stock dividends	(1,696)	(1,696)	(3,392)	(3,392)

Net earnings available to common stockholders – basic and diluted	$25,258	$27,570	$50,365	$58,113

Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.30	$0.57	$0.57
Discontinued operations	0.04	0.08	0.07	0.23

Net earnings	$0.32	$0.38	$0.64	$0.80

Diluted:
Continuing operations	$0.28	$0.30	$0.57	$0.57
Discontinued operations	0.04	0.08	0.07	0.23

Net earnings	$0.32	$0.38	$0.64	$0.80

Weighted average number of common shares outstanding:
Basic	79,163,140	73,070,034	78,667,255	72,692,410

Diluted	79,265,374	73,169,102	78,762,897	72,790,565

See accompanying notes to condensed consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Earnings including noncontrolling interests	$53,903	$64,015
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	2,136	1,471
Depreciation and amortization	24,201	21,247
Impairment – real estate	1,064	167
Impairment – commercial mortgage residual interests valuation	-	758
Amortization of notes payable discount	2,977	2,530
Amortization of deferred interest rate hedges	(79)	(85)
Equity in earnings of unconsolidated affiliate	(210)	(180)
Distributions received from unconsolidated affiliate	325	230
Gain on disposition of real estate, Investment Portfolio	(1,632)	(6,586)
Gain on extinguishment of debt	(3,432)	-
Gain on note receivable foreclosure	(1,048)	-
Gain on disposition of real estate, Inventory Portfolio	(558)	(9,857)
Deferred income taxes	(926)	(2,497)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(2,012)	(29,158)
Proceeds from disposition of real estate, Inventory Portfolio	5,358	76,513
Decrease in real estate leased to others using the direct financing method	668	594
Decrease (increase) in work in process	(1,191)	1,403
Increase in mortgages, notes and accrued interest receivable	(169)	(285)
Decrease (increase) in receivables	820	(361)
Increase in mortgage residual interests	(229)	-
Increase in accrued rental income	(801)	(1,086)
Increase (decrease) in other assets	(3)	121
Increase in accrued interest payable	(133)	(3,209)
Increase in other liabilities	(1,348)	(3,729)
Increase (decrease) in current tax liability	45	(117)

Net cash provided by operating activities	77,726	111,899

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	8,549	36,979
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(25,577)	(256,773)
Investment in unconsolidated affiliate	-	(846)
Increase in mortgages and notes receivable	(709)	(29,525)
Principal payments on mortgages and notes	991	34,606
Cash received from commercial mortgage residual interests	-	3,097
Payment of lease costs	(359)	(541)
Other	(83)	(256)

Net cash used in investing activities	(17,188)	(213,259)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from financing activities:
Proceeds from line of credit payable	$104,000	$379,900
Repayment of line of credit payable	(108,500)	(382,500)
Repayment of mortgages payable	(492)	(584)
Proceeds from notes payable – convertible	-	234,035
Repurchase of notes payable – convertible – debt component	(14,785)	-
Repurchase of notes payable – convertible – equity component	(796)	-
Repayment of notes payable	-	(100,000)
Repayment of note payable – secured	-	(12,000)
Payment of debt costs	-	(5,186)
Proceeds from issuance of common stock	21,794	26,683
Payment of Series C Preferred Stock dividends	(3,392)	(3,392)
Payment of common stock dividends	(59,220)	(53,152)
Noncontrolling interest contributions	152	41
Noncontrolling interest distributions	(320)	(5,111)
Stock issuance costs	(32)	-

Net cash provided by (used in) financing activities	(61,591)	78,734

Net decrease in cash and cash equivalents	(1,053)	(22,626)
Cash and cash equivalents at beginning of period	2,626	27,499

Cash and cash equivalents at end of period	$1,573	$4,873

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$30,845	$36,979

Taxes paid	$206	$2,103

Supplemental disclosure of non-cash investing and financing activities:
Issued 262,546 and 225,467 shares of restricted and unrestricted common stock in 2009 and 2008, respectively, pursuant to NNN’s performance incentive plan	$4,290	$3,795

Issued 3,601 and 6,500 shares of common stock in 2009 and 2008, respectively, to directors pursuant to NNN’s performance incentive plan	$59	$144

Issued 22,143 and 8,973 shares of common stock in 2009 and 2008, respectively, pursuant to NNN’s Deferred Director Fee Plan	$304	$169

Change in other comprehensive income	$3,217	$1,476

Note and mortgage receivable accepted in connection with real estate transactions	$1,550	$24,245

Real estate acquired in connection with foreclosure	$-	$2,497

Assets received in note receivable foreclosure	$13,140	$-

Note receivable foreclosure	$(12,092)	$-

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of June 30, 2009, NNN owned 999 Investment Properties (including 12 properties that NNN operates), with an aggregate gross leasable area of 11,375,000 square feet, located in 44 states. In addition, as of June 30, 2009, NNN’s Investment Assets included $49,774,000 in mortgages, notes and interest receivable and $25,525,000 in commercial mortgage residual interests. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of June 30, 2009, the TRS owned 30 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Amounts as of December 31, 2008, included in the condensed consolidated financial statements, have been derived from the audited consolidated financial statements as of that date, as restated in NNN’s Current Report on Form 8-K dated June 24, 2009, as required in connection with the adoption of (i) Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”) (“FSP APB 14-1”), (ii) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”), and (iii) FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Current Report on Form 8-K dated June 24, 2009.

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

Goodwill – Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the assets acquired and the liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), NNN will perform impairment testing on goodwill annually at the end of each third quarter. The impairment test compares the fair value of goodwill to its carrying amount.

Other Comprehensive Income – The components for the change in other comprehensive income during the six months ended June 30, 2009, consisted of the following (dollars in thousands):

Balance at beginning of period	$2,414
Amortization of interest rate hedges	(79)
Unrealized gain – commercial mortgage residual interests	3,296
Noncontrolling interests	(765)

Balance at end of period	$4,866

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net earnings	$26,954	$29,266	$53,757	$61,505
Other comprehensive income	2,141	282	3,217	1,476

Comprehensive income including noncontrolling interests	29,095	29,548	56,974	62,981
Comprehensive income attributable to noncontrolling interests	(596)	(114)	(765)	(142)

Comprehensive income attributable to National Retail Properties, Inc.	$28,499	$29,434	$56,209	$62,839

Earnings Per Share – Earnings per share have been computed pursuant to the provisions of SFAS 128, “Earnings Per Share.” Effective January 1, 2009, NNN adopted FSP 03-6-1, which requires classification of the Company’s unvested restricted share units which contain rights to receive nonforfeitable dividends as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic and Diluted Earnings:
Net earnings attributable to National Retail Properties, Inc.	$26,953,683	$53,757,426	$29,265,671	$61,504,959
Less: Series C preferred stock dividends	(1,696,250)	(3,392,500)	(1,696,250)	(3,392,500)

Net earnings available to the Company’s common stockholders	25,257,433	50,364,926	27,569,421	58,112,459
Less: Earnings attributable to unvested restricted shares	(155,744)	(277,517)	(131,885)	(269,634)

Net earnings used in basic earnings per share	25,101,689	50,087,409	27,437,536	57,842,825
Reallocated undistributed income	(37)	(59)	1	28

Net earnings used in diluted earnings per share	$25,101,652	$50,087,350	$27,437,537	$57,842,853

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	79,831,150	79,278,694	73,596,428	73,168,054
Less: unvested restricted stock	(668,010)	(611,439)	(526,394)	(475,644)

Weighted average number of shares outstanding used in basic earnings per share	79,163,140	78,667,255	73,070,034	72,692,410
Effects of dilutive securities:
Common stock options	8,773	7,578	43,930	45,359
Directors’ deferred fee plan	93,461	88,064	55,138	52,796

Weighted average number of shares outstanding used in diluted earnings per share	79,265,374	78,762,897	73,169,102	72,790,565

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

Effective January 1, 2009, NNN implemented SFAS 160, which requires noncontrolling interests, previously called minority interest, to be presented as a component of equity. In addition, SFAS 160 requires disclosure on the face of the consolidated statement of earnings of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of SFAS 160 did not have a material impact on NNN’s financial position or results of operations.

The following table presents a reconciliation of the changes in equity during the six months ended June 30, 2009 (dollars in thousands):

	NNN’s Interest	Noncontrolling Interest	Total
Balance at beginning of period	$1,566,860	$2,086	$1,568,946
Earnings from continuing operations	48,285	351	48,636
Earnings (loss) from discontinued operations	5,472	(205)	5,267
Other comprehensive income	2,452	765	3,217
Issuance of common shares, net of costs	25,648	-	25,648
Dividends to shareholders	(62,612)	-	(62,612)
Contributions from noncontrolling interests	-	152	152
Distributions to noncontrolling interests	-	(320)	(320)
Unearned compensation	(2,516)	-	(2,516)

Balance at end of period	$1,583,589	$2,829	$1,586,418

In April 2009, the FASB issued the following three FSPs intended to provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of debt securities:

•

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring publicly traded companies to disclose the fair value of financial instruments in interim financial statements;

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” providing guidance for determining fair value when there is no active market or where price inputs being used represent distressed sales; and

•

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” providing guidance for measurement and recognition of impaired debt securities along with expanded disclosures with respect to impaired debt securities.

These FSPs are effective for interim and annual periods ending after June 15, 2009. The adoption of these FSPs did not have a material effect on NNN’s financial position or results of operations.

In April 2009, FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends and clarifies SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), by addressing application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a significant impact on NNN’s financial position or result of operations.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 provides, among other things, that companies should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on NNN’s financial position or result of operations.

In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), and SFAS 167, “Amendments to SFAS Interpretation No. 46(R)” (“SFAS 167”), both of which change the way companies account for securitizations and special purpose entities. SFAS 166 and SFAS 167 will be effective for fiscal years beginning after November 15, 2009. NNN is currently evaluating the provisions of SFAS 166 and SFAS 167 to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operation.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification ™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Adoption of New Accounting Standards with Change in Accounting Principle – Effective January 1, 2009, NNN adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The standard requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 requires the debt component to be recorded based upon the estimated fair value of similar non-convertible debt. The resulting debt discount is to be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense.

FSP APB 14-1 requires application of the standard on a retrospective basis. Effective January 1, 2009, the Company also adopted FSP 03-6-1 (See Note 1 – Earnings Per Share), which also required retrospective application. The adoption of FSP APB 14-1 and FSP 03-6-1 resulted in the following non-cash adjustments to the amounts and per share amounts as originally reported in NNN’s Form 10-Q for the quarterly period ended June 30, 2008, and as restated or adjusted in this Form 10-Q.

	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008

Net earnings, as reported	$30,888	$63,941
Additional non-cash interest expense	(1,616)	(2,435)
Decrease in note cost amortization	(6)	(1)

Net earnings attributable to National Retail Properties, Inc., as restated	$29,266	$61,505

	Quarter Ended June 30, 2008		Six Months Ended June 30, 2008
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Net earnings per share of common stock:
Basic:
Continuing operations	$0.33	$0.30	$0.62	$0.57
Discontinued operations	0.07	0.08	0.21	0.23

Net earnings	$0.40	$0.38	$0.83	$0.80

Diluted:
Continuing operations	$0.33	$0.30	$0.62	$0.57
Discontinued operations	0.07	0.08	0.21	0.23

Net earnings	$0.40	$0.38	$0.83	$0.80

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

Note 2 – Real Estate – Investment Portfolio:

Leases – As of June 30, 2009, 968 of the Investment Property leases have been classified as operating leases, and 20 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of six of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2009 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of June 30, 2009, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008
Land and improvements	$1,054,074	$1,057,757
Buildings and improvements	1,424,104	1,406,121
Leasehold interests	1,290	2,532

	2,479,468	2,466,410
Less accumulated depreciation and amortization	(164,278)	(146,296)

	2,315,190	2,320,114
Work in progress	37,652	40,785

	2,352,842	2,360,899
Less impairment	(4,069)	(3,005)

	$2,348,773	$2,357,894

As of June 30, 2009, NNN has remaining funding commitments of $10,775,000 relating to the development of tenant improvements on 11 Investment Properties.

Note 3 – Real Estate – Inventory Portfolio:

As of June 30, 2009, the TRS owned 30 Inventory Properties: 23 completed inventory, one under construction and six land parcels. As of December 31, 2008, the TRS owned 32 Inventory Properties: 24 completed inventory, one under construction and seven land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008

Inventory Properties:
Land	$24,179	$25,901
Building	56,614	59,480

	80,793	85,381

Construction projects:
Land	19,345	19,031
Work in process	3,001	1,469

	22,346	20,500
Less impairment	(4,775)	(4,775)

	$98,364	$101,106

As of June 30, 2009, NNN has remaining funding commitments of $986,000 relating to the development of one Inventory Property.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Continuing operations	-	$-	-	$-	-	$-	1	$21
Noncontrolling interest		-		-		-		(10)

Total continuing operations attributable to National Retail Properties, Inc.		-		-		-		11

Discontinued operations	1	12	7	707	2	527	14	9,577
Intersegment eliminations		-		-		31		258
Noncontrolling interest		-		210		-		(3,296)

Total discontinued operations attributable to National Retail Properties, Inc.		12		917		558		6,539

	1	$12	7	$917	2	$558	15	$6,550

Note 4 – Impairments – Real Estate:

Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive return. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, including identifiable intangible assets, NNN recognized the following impairments (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Continuing operations:
Real estate	$1,064	$-	$1,064	$-

Discontinued operations:
Real estate	-	153	-	167

	$1,064	$153	$1,064	$167

Note 5 – Business Combinations:

In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June of 2009, NNN acquired the operations of the 12 auto service businesses which were operated on the respective Investment Properties. The note foreclosure resulted in a gain of $1,048,000 based upon the preliminary fair value of the assets. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The preliminary fair value of the assets resulted in goodwill of $12,405,000. The preliminary fair value of the assets acquired will be adjusted when the final valuation is received.

Note 6 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008

Mortgages and notes receivable	$44,671	$55,495
Structured finance investments	4,514	4,514
Accrued interest receivables	547	387
Unamortized premium	42	84

	49,774	60,480
Less loan origination fees, net	-	(8)

	$49,774	$60,472

Note 7 – Commercial Mortgage Residual Interests:

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

Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of June 30, 2009:

	June 30, 2009	December 31, 2008

Discount rate	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2% CPR	3.7% to 39.4% CPR
Foreclosures:
Frequency curve default model	2.75% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	20%	10%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized gains	$1,584	$475	$2,531	$1,829
Other than temporary valuation impairment	-	-	-	758

Note 8 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $19,898,000 and a weighted average interest rate of 1.19% during the six months ended June 30, 2009. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR as a result of an upgrade in its debt rating. As of June 30, 2009, $22,000,000 was outstanding, and approximately $378,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $877,000.

Note 9 – Notes Payable – Convertible:

Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)	2028 Notes (2)(5)(6)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate (8)	3.950%	5.125%
Debt Issuance Costs	$3,850 (3)	$5,459 (7)
Earliest Conversion Date	September 2025	June 2027
Earliest Put Option Date	September 2011	June 2013
Maturity Date	September 2026	June 2028
Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)

Outstanding principal balance at June 30, 2009	$138,700	$223,035

(1) NNN repurchased $3,800, $5,000 and $25,000 in March 2009, January 2009 and November 2008, respectively, for a purchase price of $3,100, $3,894 and $19,188, respectively, resulting in a gain of $607, $958 and $4,961, respectively.

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

(4) The conversion rate per $1 principal amount was 41.5008 shares of NNN’s common stock, which is equivalent to a conversion price of $24.0959 per share of common stock.

(5) The conversion rate per $1 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4156 per share of common stock.

(6) NNN repurchased $2,500 and $8,500 in May 2009 and February 2009, respectively, for a purchase price of $2,049 and $6,539, respectively, resulting in a gain of $342 and $1,525, respectively.

(7) Includes $171 and $48 of note costs which were written off in connection with the repurchase of $8,500 and $2,500 of the 2028 Notes, respectively.

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

Note 10 – Preferred Stock:

NNN declared and paid dividends to its Series C Preferred stockholders of $3,392,000 or $0.9218 per share during each of the six months ended June 30, 2009 and 2008, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 11 – Common Stock:

In February 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

During the six months ended June 30, 2009 and 2008, NNN declared and paid dividends to its common shareholders of $59,220,000 and $53,152,000, respectively, or $0.75 and $0.73 per share, respectively, of common stock.

In July 2009, NNN declared a dividend of $0.375 per share, which is payable in August 2009 to its common stockholders of record as of July 31, 2009.

Dividend Reinvestment and Stock Purchase Plan – In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the six months ended June 30 (dollars in thousands):

	2009	2008

Shares of common stock	1,340,072	1,201,259
Net proceeds	$21,364	$26,493

Note 12 – Restructuring Costs:

During the six months ended June 30, 2009, NNN recorded restructuring costs of $731,000 related to the reduction of its workforce in January 2009.

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

NNN incurred a new deferred income tax item as a result of NNN taking over the operations of the 12 auto service businesses. See Note 5 – Business Combinations. The new deferred tax item is goodwill. The initial amount of the tax deductible goodwill is approximately $11,357,000. It is amortized for tax purposes using a straight-line method, over 15 years, beginning with the month incurred. The initial amount of tax basis goodwill may be refined as additional information is received with regard to the value of the business assets received.

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

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – In accordance with FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), NNN has classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of June 30, 2009, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income from operating leases	$1,804	$1,430	$2,586	$2,748
Earned income from direct financing leases	-	3	-	100
Percentage rent	-	5	-	17
Real estate expense reimbursement from tenants	15	35	45	67
Interest and other income from real estate transactions	348	416	646	949

	2,167	1,889	3,277	3,881

Operating expenses:
General and administrative	-	-	-	(79)
Real estate	-	94	62	(107)
Depreciation and amortization	5	173	38	366
Impairment – real estate	-	153	-	167

	5	420	100	347

Earnings before gain on disposition of real estate	2,162	1,469	3,177	3,534

Gain on disposition of real estate	600	2,709	1,632	6,586

Earnings from discontinued operations attributable to National Retail Properties, Inc.	$2,762	$4,178	$4,809	$10,120

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of June 30, 2009. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008(1)	2009	2008(1)
Revenues:
Rental income from operating leases	$1,469	$2,748	$2,871	$6,101
Percentage rent	-	127	-	133
Real estate expense reimbursement from tenants	184	227	1,134	556
Interest and other from real estate transactions	19	332	57	786

	1,672	3,434	4,062	7,576

Disposition of real estate:
Gross proceeds	502	29,726	5,402	98,914
Costs	(490)	(29,019)	(4,844)	(89,079)

Gain	12	707	558	9,835

Operating expenses:
General and administrative	20	25	68	49
Real estate	346	340	1,664	895
Depreciation and amortization	60	67	198	111

	426	432	1,930	1,055

Other expenses (revenues):
Interest expense	896	1,778	1,826	2,776

Earnings before income tax expense	362	1,931	864	13,580

Income tax expense	(136)	(887)	(406)	(3,914)

Earnings from discontinued operations including noncontrolling interests	226	1,044	458	9,666
Loss (earnings) attributable to noncontrolling interests	(4)	407	205	(3,269)

Earnings from discontinued operations attributable to National Retail Properties, Inc.	$222	$1,451	$663	$6,397

(1) Adjusted to reflect the adoption of SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” effective January 1, 2009 (discussed in Note 1).

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

As of June 30, 2009, $469,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the six months ended June 30, 2009 and 2008, NNN reclassed $79,000 and $85,000, respectively, out of other comprehensive income as a reduction in interest expense. NNN estimates in the next twelve months an additional $162,000 will be reclassified to interest expense. Amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

Additionally, NNN recorded an immaterial amount of hedge ineffectiveness on the cash flow hedge as other interest expense.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2009.

Note 16 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2009
External revenues	$59,045	$52	$-	$59,097
Intersegment revenues	956	267	(1,223)	-
Earnings from continuing operations	24,303	(701)	539	24,141
Earnings including noncontrolling interests	27,066	(476)	539	27,129
Net earnings attributable to National Retail Properties, Inc.	26,954	(539)	539	26,954
Total assets	$2,745,540	$124,858	$(232,239)	$2,638,159

2008
External revenues	$57,277	$100	$-	$57,377
Intersegment revenues	3,544	73	(3,617)	-
Earnings from continuing operations	25,267	(2,191)	813	23,889
Earnings including noncontrolling interests	29,445	(1,147)	813	29,111
Net earnings attributable to National Retail Properties, Inc.	29,266	(813)	813	29,266

Total assets	$2,671,405	$205,843	$(205,693)	$2,671,555

The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the six months ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2009
External revenues	$117,330	$78	$-	$117,408
Intersegment revenues	1,909	526	(2,435)	-
Earnings from continuing operations	49,170	(1,299)	765	48,636
Earnings including noncontrolling interest	53,979	(841)	765	53,903
Net earnings attributable to National Retail Properties, Inc.	53,757	(765)	765	53,757
Total assets	2,745,540	124,858	(232,239)	2,638,159

2008
External revenues	$112,536	$101	$-	$112,637
Intersegment revenues	8,248	73	(8,321)	-
Earnings from continuing operations	51,704	(7,007)	(468)	44,229
Earnings including noncontrolling interest	61,824	2,659	(468)	64,015
Net earnings attributable to National Retail Properties, Inc.	61,505	468	(468)	61,505

Total assets	$2,671,405	$205,843	$(205,693)	$2,671,555

Note 17 – Fair Value Measurements:

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), in relation to financial assets and liabilities. On January 1, 2009, the Company adopted the provisions of SFAS 157 in relation to non-financial assets and liabilities. SFAS 157 specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The standard describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the six months ended June 30, 2009 (dollars in thousands):

Balance at beginning of period	$22,000
Total gains (losses) – realized/unrealized:
Included in earnings	-
Included in other comprehensive income	3,296
Interest income on Residuals	2,054
Cash received from Residuals	(1,825)
Transfers in and/or out of Level 3	-

Balance at end of period	$25,525

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$-

The adoption of the fair value measurement provisions of SFAS 157 for NNN’s non-financial assets and non-financial liabilities had no material impact on NNN’s financial position or results of operations.

Note 18 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2009, and December 31, 2008, approximate fair value based upon current market prices for similar issuances. At June 30, 2009, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, were $959,028,000 and $841,237,000, respectively. At December 31, 2008, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $974,601,000 and $709,944,000, respectively.

Note 19 – Subsequent Events:

Pursuant to SFAS 165, NNN reviewed all subsequent events and transactions that have occurred after June 30, 2009, the date of the condensed consolidated balance sheet, through August 4, 2009, the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Current Report on Form 8-K of National Retail Properties, Inc. dated June 24, 2009. The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.”

The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of June 30, 2009, NNN owned 999 Investment Properties (including 12 properties that NNN operates), with an aggregate gross leasable area of approximately 11,375,000 square feet, located in 44 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased or operated as of June 30, 2009. In addition, as of June 30, 2009, NNN had $49,774,000 in mortgages and notes receivables and $25,525,000 commercial mortgage residuals interests.

The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The TRS typically owns two types of properties, property for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). As of June 30, 2009, the TRS held 30 Inventory Properties, of which 18 were Development Properties (11 completed inventory, one under construction and six land parcels) and 12 were Exchange Properties.

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

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio:

	June 30, 2009	December 31, 2008	June 30, 2008

Investment Properties Owned:
Number	999	1,005	959
Total gross leasable area (square feet)	11,375,000	11,251,000	11,053,000

Investment Properties:
Leased	954	972	943
Operated	12	-	-
Total gross leasable area (square feet)	10,643,000	10,728,000	10,809,000
Percent of total gross leasable area – leased and operated	94%	97%	98%
Weighted average remaining lease term (years)	13	13	13

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2009	December 31, 2008	June 30, 2008

1.	Convenience Stores	26.4%	25.7%	25.7%
2.	Restaurants – Full Service	9.2%	8.7%	9.2%
3.	Theaters	6.3%	6.1%	6.2%
4.	Automotive Parts	6.3%	5.1%	4.8%
5.	Automotive Service	5.5%	8.9%	8.0%
6.	Drug Stores	4.2%	4.0%	4.2%
7.	Books	4.1%	4.0%	4.0%
8.	Restaurants – Limited Service	3.5%	3.3%	3.4%
9.	Sporting Goods	3.2%	3.3%	3.6%
10.	Grocery	2.9%	2.6%	2.7%
	Other	28.4%	28.3%	28.2%

		100.0%	100.0%	100.0%

(1) Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Acquisitions:
Number of Investment Properties	-	34	-	61
Gross leasable area (square feet)	-	208,000	-	598,000

Total dollars invested (1)	$11,939	$103,247	$19,582	$253,822

(1) Includes dollars invested on projects currently under construction for each respective period.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Number of properties	3	7	6	11
Gross leasable area (square feet)	46,000	70,000	107,000	108,000
Net sales proceeds	$5,584	$26,458	$9,705	$36,760
Net gain	$600	$2,709	$1,632	$6,586

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following table summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	June 30, 2009	December 31, 2008	June 30, 2008
Development Portfolio:
Completed Inventory Properties	11	11	13
Properties under construction	1	1	2
Land parcels	6	7	7

	18	19	22

Exchange Portfolio:
Inventory Properties	12	13	24

Total Inventory Properties	30	32	46

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Development Portfolio:
Number of properties acquired	-	-	-	2
Dollars invested (1)	$-	$1,900	$2,116	$5,700

Exchange Portfolio:
Number of properties acquired	-	-	-	3
Dollars invested (1)	$-	$-	$74	$19,033

Total dollars invested	$-	$1,900	$2,190	$24,733

(1)	Includes dollars invested in projects currently under construction or tenant improvements for each respective period.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development (1)	-	$-	-	$(210)	1	$546	4	$4,558
Exchange	1	12	7	1,127	1	12	11	1,992

	1	$12	7	$917	2	$558	15	$6,550

(1) Net of noncontrolling interest.

Revenue from Continuing Operations Analysis

General.  During the quarter and six months ended June 30, 2009, NNN’s revenue increased primarily due to rental income from properties acquired during the six months ended June 30, 2008, as well as rent settlement fees received during the quarter and six months ended June 30, 2009.

The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Percent Increase (Decrease)	Six Months Ended June 30,				Percent Increase (Decrease)
	2009	2008	2009	2008		2009	2008	2009	2008
			Percent of Total					Percent of Total

Rental income(1)	$54,592	$52,368	93.0%	92.9%	4.3%	$108,321	$102,262	92.8%	92.6%	5.9%
Real estate expense reimbursement from tenants	2,109	1,423	3.6%	2.5%	48.2%	4,456	2,977	3.8%	2.7%	49.7%
Interest and other income from real estate transactions	980	1,407	1.7%	2.5%	(30.3)%	1,814	2,642	1.6%	2.4%	(31.3)%
Interest income on commercial mortgage residual interests	1,000	1,171	1.7%	2.1%	(14.6)%	2,054	2,527	1.8%	2.3%	(18.7)%

Total revenues from continuing operations	$58,681	$56,369	100.0%	100.0%	4.1%	$116,645	$110,408	100.0%	100.0%	5.6%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

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

Rental Income.  Rental income increased for the quarter and six months ended June 30, 2009, as compared to the same periods in 2008, but remained relatively stable as a percent of the total revenues from continuing operations. The increase is primarily due to the acquisition of 109 Investment Properties with aggregate gross leasable area of 868,000 square feet during the year ended December 31, 2008 of which 61 properties with aggregate gross leasable area of 598,000 square feet were acquired during the six months ended June 30, 2008. Additionally, NNN recorded $4,976,000 and $404,000 in lease termination fees and rent settlement during the six months ended June 30, 2009 and 2008, respectively, of which $2,190,000 was recorded for the quarter ended June 30, 2009.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants increased for the quarter and six months ended June 30, 2009, as compared to the same periods in 2008 and remained fairly consistent as a percentage of total revenues from continuing operations. The increase is attributable to reimbursements from certain properties acquired in 2008 as well as reimbursements resulting from the releasing of existing vacancies.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the quarter and six months ended June 30, 2009, as compared to the quarter and six months ended June 30, 2008, primarily due to a lower weighted average principal balance on NNN’s mortgages receivable and structured finance investments during the six months ended June 30, 2009. For the six months ended June 30, 2009 and 2008, the weighted average outstanding principal balance on NNN’s mortgages receivable and structured finance investments was $26,184,000 and $49,853,000, respectively.

Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter and six months ended June 30, 2009, as compared to the same periods last year, but remained relatively stable as a percent of total revenues from continuing operations. The decrease in interest income on Residuals is primarily the result of the decrease in loan prepayment speeds and an increase in the loan delinquencies.

Analysis of Expenses from Continuing Operations

General.  Operating expenses from continuing operations increased for the quarter and six months ended June 30, 2009, primarily due to the increase in depreciation related to the 2008 real estate acquisitions and other expenses related to real estate. The following table summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

	`		Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2009	2008		2009	2008	2009	2008

General and administrative	$5,784	$6,041	(4.3)%	26.0%	31.7%	9.9%	10.7%
Real estate	3,241	2,247	44.2%	14.6%	11.8%	5.5%	4.0%
Depreciation and amortization	12,121	10,787	12.4%	54.6%	56.5%	20.7%	19.1%
Impairment – real estate	1,064	-	N/C (1)	4.8%	-	1.8%	-

Total operating expenses	$22,210	$19,075	16.4%	100.0%	100.0%	37.9%	33.8%

Interest and other income	$(416)	$(1,008)	(58.7)%	(2.8)%	(6.6)%	(0.7)%	(1.8)%
Interest expense	15,436	16,281	(5.2)%	102.8%	106.6%	26.3%	28.9%

Total other expenses (revenues)	$15,020	$15,273	(1.7)%	100.0%	100.0%	25.6%	27.1%

(1) Not calculable (“N/C”)

The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2009	2008		2009	2008	2009	2008

General and administrative	$11,090	$13,601	(18.5)%	25.4%	34.2%	9.5%	12.3%
Real estate	6,828	4,627	47.6%	15.7%	11.6%	5.9%	4.2%
Depreciation and amortization	23,965	20,770	15.4%	54.8%	52.3%	20.5%	18.8%
Impairment – real estate	1,064	-	N/C (1)	2.4%	-	0.9%	-
Impairment – commercial mortgage residual interests valuation adjustment	-	758	(100.0)%	-	1.9%	-	0.7%
Restructuring costs	731	-	N/C (1)	1.7%	-	0.6%	-

Total operating expenses	$43,678	$39,756	9.9%	100.0%	100.0%	37.4%	36.0%

Interest and other income	$(763)	$(2,229)	(65.8)%	(2.5)%	(7.2)%	(0.7)%	(2.1)%
Interest expense	30,866	32,467	(4.9)%	102.5%	104.6%	26.5%	29.4%
Loss on interest rate hedge	-	804	(100.0)%	-	2.6%	-	0.8%

Total other expenses (revenues)	$30,103	$31,042	(3.0)%	100.0%	100.0%	25.8%	28.1%

(1)	Not calculable (“N/C”)

General and Administrative Expenses.  General and administrative expenses decreased for quarter and six months ended June 30, 2009, as compared to the same periods in 2008, both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in general and administrative expenses for the quarter and six months ended June 30, 2009, is primarily attributable to a decrease in expenses related to compensation of personnel, a decrease in technology expenses and a decrease in lost pursuit costs.

Real Estate.  Real estate expenses increased for the quarter and six months ended June 30, 2009, as compared to the same periods in 2008. The increase in real estate is primarily due to an increase in tenant reimbursable real estate expenses from 2008 acquisitions, as well as an increase in expenses related to vacant properties.

Depreciation and Amortization.  For the quarter and six months ended June 30, 2009, depreciation and amortization expenses increased both as a percentage of revenues from continuing operations. The increase is primarily a result of the depreciation recognized on the 109 Investment Properties with aggregate gross leasable area of 868,000 square feet which were acquired in 2008, of which 61 properties with aggregate gross leasable area of 598,000 square feet were acquired during the six months ended June 30, 2008. The increase is also attributable to the additional amortization in connection with the termination of certain leases.

Impairment – Real Estate.  Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long-lived assets for impairments, for the quarter and six months ended June 30, 2009, NNN recorded $1,064,000 of impairments.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment.  In connection with the independent valuations of the Residuals’ fair value, during the six months ended June 30, 2009. NNN recorded $758,000 as an other than temporary valuation adjustment during the six months ended June 30, 2008. No other than temporary valuation adjustment was required during the six months ended June 30, 2009.

Restructuring Costs.  During the six months ended June 30, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during 2008.

Interest Expense.  Interest expense decreased for the quarter and six months ended June 30, 2009, as compared to the quarter and six months ended June 30, 2008.

The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $2,500,000 and $8,500,000 of convertible notes payable June 2028 with an effective interest rate of 7.192% in May 2009 and February 2009, respectively,
(ii)	repurchase of $3,800,000, $5,000,000 and $25,000,000 of convertible notes payable with an effective interest rate of 5.840% in March 2009, January 2009 and November 2008, respectively,
(iii)	issuance in March 2008 of $234,035,000 of convertible notes payable in June 2028, with an effective interest rate of 5.125%,
(iv)	payoff of the $100,000,000 7.125% notes payable in March 2008,
(v)	payoff of the $12,000,000 secured note payable with stated interest rate of 10.00% in February 2008,
(vi)	the decrease of $118,970,000 in the weighted average debt outstanding on the Credit Facility for the six months ended June 30, 2009, as compared to the same period in 2008, and
(vii)	the decrease in weighted average interest rate on the Credit Facility from 3.99% for the six months ended June 30, 2008, to 1.19% for the six months ended June 30, 2009.

Earnings from Discontinued Operations

In accordance with SFAS 144, NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that were terminated and any Investment Properties that were held for sale at June 30, 2009. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated revenues. NNN records discontinued operations by its identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended June 30 (dollars in thousands):

	2009			2008
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	3	$600	$2,762	7	$2,709	$4,178
Inventory Assets, net of noncontrolling interests	1	12	222	7	917	1,451

	4	$612	$2,984	14	$3,626	$5,629

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2009			2008
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	6	$1,632	$4,809	11	$6,586	$10,120
Inventory Assets, net of noncontrolling interests	2	558	663	14	6,539	6,397

	8	$2,190	$5,472	25	$13,125	$16,517

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

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for the six months ended June 30, (dollars in thousands):

	2009	2008

Cash and cash equivalents:
Provided by operating activities	$77,726	$111,899
Provided by (used in) investing activities	(17,188)	(213,259)
Provided by financing activities	(61,591)	78,734

Increase (decrease)	(1,053)	(22,626)
Net cash at beginning of period	2,626	27,499

Net cash at end of period	$1,573	$4,873

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the six months ended June 30, 2009 and 2008 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the six months ended June 30, 2009, include the following significant transactions:

•	$8,588,000 in net payments on the repurchase of $11,000,000 of convertible notes payable June 2028 with an effective interest rate of 7.192%,

•	$6,994,000 in net payments on the repurchase of $8,800,000 of convertible notes payable September 2026 with an effective interest rate of 5.840%,

•	$59,220,000 in dividends paid to common stockholders,

•	$3,392,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$21,364,000 in net proceeds from the issuance of 1,340,072 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$4,500,000 in net payments on NNN’s revolving Credit Facility.

Contractual Obligations and Commercial Commitments.  As of June 30, 2009, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment

Investment Portfolio	11	$68,488	$57,713	$10,775
Inventory Portfolio	1	4,814	3,828	986

	12	$73,302	$61,541	$11,761

(1) Including construction and land costs.

As of June 30, 2009, NNN had outstanding letters of credit totaling $877,000 under its Credit Facility.

As of June 30, 2009, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of June 30, 2009, NNN owned 33 vacant, unleased Investment Properties (including vacant land parcels) which accounted for approximately three percent of the total Investment Properties held in NNN’s Investment Portfolio. Additionally, as of July 31, 2009, approximately one percent of the total gross leasable area of NNN’s Investment Portfolio is leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U. S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

In May 2008, one of NNN’s tenants, Uni-Mart, Inc. (“Uni-Mart”), which leased 69 Investment Properties and eight Inventory Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2008, Uni-Mart elected to reject the leases of 13 properties owned by NNN. Additionally, in December 2008, Uni-Mart elected to reject an additional three properties. NNN has re-leased 15 of the 16 properties as of June 30, 2009, and continues to market for re-lease or sale the remaining property. On April 1, 2009, Uni-Mart rejected the leases of 36 properties. All of the 36 properties were subject to subleases with convenience store operators and all of the subleases with the operators were assigned from Uni-Mart to NNN effective April 1, 2009. The rent under the assigned subleases on the 36 properties is roughly equivalent to the rent NNN was receiving from Uni-Mart on these properties. On April 30, 2009, Uni-Mart assumed all of the remaining leases between Uni-Mart and NNN. For the six months ended June 30, 2009, NNN recorded $3,371,000 of income in connection with the Uni-Mart bankruptcy rent settlement. During the year ended December 31, 2008, NNN recorded $2,421,000 of income in connection with the Uni-Mart bankruptcy damage claim. NNN does not believe Uni-Mart’s Chapter 11 filing will have a material adverse effect on its operations and financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the six months ended June 30, 2009 and 2008, NNN declared and paid dividends to its common stockholders of $59,220,000 and $53,152,000, respectively, or $0.75 and $0.73 per share, respectively, of common stock.

In July 2009, NNN declared a dividend of $0.375 per share which is payable in August 2009 to its common stockholders of record as of July 31, 2009.

NNN declared and paid dividends to its Series C Preferred stockholders of $3,392,000 or $0.9218 per share during each of the six months ended June 30, 2009 and 2008, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	June 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total

Line of credit payable	$22,000	2.2%	$26,500	2.6%
Mortgages payable	25,798	2.6%	26,290	2.6%
Notes payable – convertible	340,452	33.8%	356,122	34.6%
Notes payable	618,576	61.4%	618,479	60.2%

Total outstanding debt	$1,006,826	100.0%	$1,027,391	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable.  NNN’s $400,000,000 Credit Facility had a weighted average outstanding balance of $19,898,000 and a weighted average interest rate of 1.19% during the six months ended June 30, 2009. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, as a result of an upgrade in its debt rating, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR. In October 2008, NNN exercised its option to extend the maturity date of the Credit Facility from May 2009 to May 2010. As of June 30, 2009, $22,000,000 was outstanding, and approximately $378,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $877,000.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)		2028 Notes (2)(5)(6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at June 30, 2009	$138,700		$223,035

(1)         NNN repurchased $3,800, $5,000 and $25,000 in March 2009, January 2009 and November 2008, respectively, for a purchase price of $3,100, $3,894 and $19,188, respectively, resulting in a gain of $607, $958 and $4,961, respectively.

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

(4)         The conversion rate per $1 principal amount was 41.5008 shares of NNN’s common stock, which is equivalent to a conversion price of $24.0959 per share of common stock.

(5)         The conversion rate per $1 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4156 per share of common stock.

(6)         NNN repurchased $2,500 and $8,500 in May 2009 and February 2009, respectively, for a purchase price of $2,049 and $6,539, respectively, resulting in a gain of $342 and $1525, respectively.

(7)         Includes $171 and $48 of note costs which were written off in connection with the repurchase of $8,500 and $2,500 of the 2028 Notes, respectively.

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

Dividend Reinvestment and Stock Purchase Plan.  In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for the DRIP which permits the issuance by NNN of 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to the DRIP for the quarters ended June 30 (dollars in thousands):

	2009	2008

Shares of common stock	1,340,072	1,021,259
Net proceeds	$21,364	$26,493

Mortgages and Notes Receivable

Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	June 30, 2009	December 31, 2008

Mortgages and notes receivable	$44,671	$55,495
Structured finance investments	4,514	4,514
Accrued interest receivables	547	387
Unamortized premium	42	84

	49,774	60,480
Less loan origination fees, net	-	(8)

	$49,774	$60,472

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at June 30, 2009. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of June 30, 2009:

	June 30, 2009	December 31, 2008

Discount rate	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2% CPR	3.7% to 39.4% CPR
Foreclosures:
Frequency curve default model	2.75% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	20%	10%
Yield:

LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Unrealized gains	$1,584	$475	$2,531	$1,829
Other than temporary valuation impairment	$-	$-	$-	$758

Business Combination

In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June 2009, NNN acquired the operations of the 12 auto service businesses which were operated on the respective Investment Properties. The note foreclosure resulted in a gain of $1,048,000 based upon the preliminary fair value of the assets. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The preliminary fair value of the assets resulted in goodwill of $12,405,000. The preliminary fair value of the assets acquired will be adjusted when the final valuation is received.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2009, Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt which is used to finance its development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of June 30, 2009.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2009 and December 31, 2008. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2009. The variable interest rates shown represent the weighted average rate for the Credit Facility during the six months ended June 30, 2009. The table incorporates only those debt obligations that exist as of June 30, 2009; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2009.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2009	-	-	508	7.26%	-	-
2010	22,000	1.19%	1,022	7.19%	19,979	8.60%
2011	-	-	1,098	7.20%	133,254	5.84%
2012	-	-	19,291	6.92%	49,892	7.83%
2013	-	-	863	7.35%	207,198	7.19%
Thereafter	-	-	3,016	7.33%	548,705	6.44%

Total	$22,000	1.19%	$25,798	7.01%	$959,028	6.64%

Fair Value:

June 30, 2009	$22,000		$25,798		$841,237

December 31, 2008	$26,500		$26,290		$709,944

(1) The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(2) Includes NNN’s notes payable and convertible notes payable, each net of unamortized note discount. NNN uses Bloomberg software to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $25,525,000 and $22,000,000 as of June 30, 2009 and December 31, 2008, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2009, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. During the three months ended June 30, 2009, the Company issued 737,960 shares of its Common Stock at a weighted average price per share of $16.95 pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan (the “Plan”). The Company’s registration statement on Form S-3 relating to the Plan expired on February 28, 2009. As a result, these shares were inadvertently sold under an expired registration statement and do not appear to qualify for an exemption from registration under the Securities Act of 1933, as amended. The Company filed a new registration statement on Form S-3 for the Plan on June 24, 2009.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. On May 15, 2009, NNN held its Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, the following proposals were considered and voted on by stockholders:

Proposal I – Election of Directors. The following were elected to the Board of Directors:

Nominees	Votes	For	Withheld
Ted B. Lanier	72,019,107	69,112,067	2,907,040
Richard B. Jennings	72,019,107	69,841,153	2,177,954
Robert C. Legler	72,019,107	69,827,085	2,192,022
Robert Martinez	72,019,107	69,673,048	2,346,059
Kevin B. Habicht	72,019,107	66,629,930	5,389,177
Craig Macnab	72,019,107	67,599,784	4,419,323
Don DeFosset	72,019,107	70,947,573	1,071,534
Dennis E. Gershenson	72,019,107	69,735,656	2,283,451

Proposal II – To ratify Ernst & Young LLP as the independent registered public accounting firm.

Votes	For	Against	Withheld
72,019,107	71,087,240	797,589	134,278

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3. Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the

Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

	4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

	4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.10	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 4th day of August 2009.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.10	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).