Form 10-Q
period 2009-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2009-11-06
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

82,397,741 shares of Common Stock, $0.01 par value, outstanding as October 29, 2009.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	September 30, 2009	December 31, 2008
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,346,198	$2,357,894
Accounted for using the direct financing method	31,677	31,240
Real estate, Inventory Portfolio, held for sale	98,580	101,106
Investment in unconsolidated affiliate	4,732	4,927
Mortgages, notes and accrued interest receivable	43,100	60,472
Commercial mortgage residual interests	23,722	22,000
Cash and cash equivalents	23,251	2,626
Receivables, net of allowance of $849 and $4,003, respectively	2,221	3,612
Accrued rental income, net of allowance of $3,475 and $4,144, respectively	25,081	23,972
Debt costs, net of accumulated amortization of $15,102 and $12,852, respectively	8,760	11,342
Other assets	44,282	30,280

Total assets	$2,651,604	$2,649,471

LIABILITIES AND EQUITY

Liabilities:
Line of credit payable	$-	$26,500
Mortgages payable	25,548	26,290
Notes payable – convertible, net of unamortized discount of $19,831 and $25,413, respectively	341,904	356,122
Notes payable, net of unamortized discount of $1,374 and $1,521, respectively	618,626	618,479
Accrued interest payable	18,448	7,608
Other liabilities	35,896	45,526

Total liabilities	1,040,422	1,080,525

Equity:

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 82,009,784 and 78,415,051 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	820	784
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,396,744	1,337,018
Retained earnings	116,333	134,644
Accumulated other comprehensive income	2,432	2,414

Total stockholders’ equity of National Retail Properties, Inc.	1,608,329	1,566,860
Noncontrolling interests	2,853	2,086

Total equity	1,611,182	1,568,946

Total liabilities and equity	$2,651,604	$2,649,471

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$51,901	$53,669	$157,501	$153,767
Earned income from direct financing leases	797	773	2,297	2,342
Percentage rent	317	196	583	407
Real estate expense reimbursement from tenants	1,872	1,421	6,272	4,398
Interest and other income from real estate transactions	1,102	1,313	3,560	4,839
Interest income on commercial mortgage residual interests	1,046	1,124	3,100	3,651

	57,035	58,496	173,313	169,404

Disposition of real estate, Inventory Portfolio:
Gross proceeds	353	-	353	4,900
Costs	(317)	-	(317)	(4,879)

Gain	36	-	36	21

Retail operations:
Revenues	7,317	-	7,317	-
Operating expenses	(7,550)	-	(7,575)	-

Net	(233)	-	(258)	-

Operating expenses:
General and administrative	4,937	5,242	16,027	18,842
Real estate	3,494	2,326	10,208	6,952
Depreciation and amortization	11,350	11,443	34,374	32,096
Impairment – real estate	-	-	1,064	-
Impairment – commercial mortgage residual interests valuation adjustment	-	-	-	758
Restructuring costs	-	-	731	-

	19,781	19,011	62,404	58,648

Earnings from operations	37,057	39,485	110,687	110,777

Other expenses (revenues):
Interest and other income	(262)	(818)	(1,025)	(3,047)
Interest expense	15,618	16,329	46,484	48,796
Loss on interest rate hedge	-	-	-	804

	15,356	15,511	45,459	46,553

Earnings from continuing operations before income tax benefit, equity in earnings of unconsolidated affiliate, gain on note receivable foreclosure and gain on extinguishment of debt	21,701	23,974	65,228	64,224
Income tax benefit	504	1,653	1,586	6,002
Equity in earnings of unconsolidated affiliate	105	100	315	280
Gain on note receivable foreclosure	-	-	1,048	-
Gain on extinguishment of debt	-	-	3,432	-

Earnings from continuing operations	22,310	25,727	71,609	70,506
Earnings (loss) from discontinued operations (Note 14):
Real estate, Investment Portfolio	(70)	2,962	4,076	12,820
Real estate, Inventory Portfolio, net of income tax expense	556	202	1,014	9,580

	486	3,164	5,090	22,400

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings including noncontrolling interests	22,796	28,891	76,699	92,906
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(152)	(117)	(502)	465
Discontinued operations	(201)	(8)	3	(3,100)

	(353)	(125)	(499)	(2,635)

Net earnings attributable to National Retail Properties, Inc.	$22,443	$28,766	$76,200	$90,271

Net earnings attributable to National Retail Properties, Inc.	$22,443	$28,766	$76,200	$90,271
Series C preferred stock dividends	(1,696)	(1,696)	(5,089)	(5,089)

Net earnings available to common stockholders – basic and diluted	$20,747	$27,070	$71,111	$85,182

Net earnings per share of common stock:
Basic:
Continuing operations	$0.25	$0.33	$0.83	$0.90
Discontinued operations	0.01	0.04	0.06	0.26

Net earnings	$0.26	$0.37	$0.89	$1.16

Diluted:
Continuing operations	$0.25	$0.33	$0.83	$0.90
Discontinued operations	0.01	0.04	0.06	0.26

Net earnings	$0.26	$0.37	$0.89	$1.16

Weighted average number of common shares outstanding:
Basic	80,343,958	73,717,097	79,232,298	73,041,177

Diluted	80,455,033	73,818,335	79,334,739	73,141,033

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Earnings including noncontrolling interests	$76,699	$92,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	3,152	2,388
Depreciation and amortization	35,710	32,862
Impairment – real estate	1,064	4,097
Impairment – commercial mortgage residual interests valuation	-	758
Amortization of notes payable discount	4,479	4,115
Amortization of deferred interest rate hedges	(119)	(124)
Equity in earnings of unconsolidated affiliate	(315)	(280)
Distributions received from unconsolidated affiliate	481	384
Gain on disposition of real estate, Investment Portfolio	(1,633)	(9,230)
Gain on extinguishment of debt	(3,432)	-
Gain on note receivable foreclosure	(1,048)	-
Gain on disposition of real estate, Inventory Portfolio	(594)	(12,664)
Deferred income taxes	(2,019)	(4,133)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(2,507)	(32,872)
Proceeds from disposition of real estate, Inventory Portfolio	5,679	128,188
Decrease in real estate leased to others using the direct financing method	1,018	890
Decrease (increase) in work in process	(1,307)	699
Increase in mortgages, notes and accrued interest receivable	(365)	(490)
Decrease (increase) in receivables	1,413	(806)
Increase in commercial mortgage residual interests	(1,144)	-
Increase in accrued rental income	(1,395)	(909)
Increase (decrease) in other assets	(112)	649
Increase in accrued interest payable	10,840	7,484
Decrease (increase) in other liabilities	1,328	(2,571)
Increase (decrease) in current tax liability	101	(559)

Net cash provided by operating activities	125,974	210,782

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	8,549	56,703
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(35,178)	(318,404)
Investment in unconsolidated affiliate	-	(846)
Increase in mortgages and notes receivable	(709)	(29,525)
Principal payments on mortgages and notes	3,075	58,279
Cash received from commercial mortgage residual interests	-	3,625
Payment of lease costs	(275)	(569)
Other	(719)	(245)

Net cash used in investing activities	$(25,257)	$(230,982)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from financing activities:
Proceeds from line of credit payable	$132,400	$470,500
Repayment of line of credit payable	(158,900)	(547,300)
Repayment of mortgages payable	(742)	(882)
Proceeds from notes payable – convertible	-	234,035
Repurchase of notes payable – convertible – debt component	(14,785)	-
Repurchase of notes payable – convertible – equity component	(796)	-
Repayment of notes payable	-	(100,000)
Repayment of note payable – secured	-	(12,000)
Payment of debt costs	-	(5,223)
Proceeds from issuance of common stock	57,519	47,355
Payment of Series C Preferred Stock dividends	(5,089)	(5,089)
Payment of common stock dividends	(89,422)	(80,807)
Noncontrolling interest contributions	152	41
Noncontrolling interest distributions	(325)	(5,415)
Stock issuance costs	(104)	-

Net cash used in financing activities	(80,092)	(4,785)

Net increase (decrease) in cash and cash equivalents	20,625	(24,985)
Cash and cash equivalents at beginning of period	2,626	27,499

Cash and cash equivalents at end of period	$23,251	$2,514

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$35,109	$42,642

Taxes paid	$285	$2,646

Supplemental disclosure of non-cash investing and financing activities:
Issued 262,546 and 225,517 shares of restricted and unrestricted common stock in 2009 and 2008, respectively, pursuant to NNN’s performance incentive plan	$4,290	$3,796

Issued 5,108 and 9,316 shares of common stock in 2009 and 2008, respectively, to directors pursuant to NNN’s performance incentive plan	$88	$203

Issued 31,756 and 15,829 shares of common stock in 2009 and 2008, respectively, pursuant to NNN’s Deferred Director Fee Plan	$456	$291

Surrender of 2,520 shares of restricted stock in 2008	$-	$58

Change in other comprehensive income	$18	$1,966

Note and mortgage receivable accepted in connection with real estate transactions	$1,550	$24,245

Real estate acquired in connection with note receivable foreclosure	$4,240	$2,497

Assets received in note receivable foreclosure	$13,140	$-

Note receivable foreclosures	$(16,768)	$-

Transfer of two real estate properties from Inventory Portfolio to Investment Portfolio	$-	$4,449

Transfer of capital lease to operating lease	$-	$300

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of September 30, 2009, NNN owned 1,004 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of 11,412,000 square feet, located in 44 states. In addition, as of September 30, 2009, NNN’s Investment Assets included $43,100,000 in mortgages, notes and interest receivable and $23,722,000 in commercial mortgage residual interests. The Inventory Assets are operated through the TRS. The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of September 30, 2009, the TRS owned 30 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Amounts as of December 31, 2008, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date, as restated in NNN’s Current Report on Form 8-K dated June 24, 2009, as required in connection with the adoption of the Financial Accounting Standards Board’s (“FASB”) new guidance on (i) “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” now included in Debt with Conversion and Other Options, (ii) “Noncontrolling Interests in Consolidated Financial Statements” now included in Consolidations, and (iii) “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” now included in Earnings Per Share. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Current Report on Form 8-K dated June 24, 2009.

Principles of Consolidation – NNN’s condensed consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the FASB guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated.

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

Goodwill – Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the assets acquired and the liabilities assumed. In accordance the FASB guidance included in Goodwill, NNN will perform impairment testing on goodwill annually. The impairment test compares the fair value of goodwill to its carrying amount.

Other Comprehensive Income – The components for the change in other comprehensive income during the nine months ended September 30, 2009, consisted of the following (dollars in thousands):

Balance at beginning of period	$2,414
Amortization of interest rate hedges	(119)
Unrealized gain – commercial mortgage residual interests	578
Noncontrolling interests	(441)

Balance at end of period	$2,432

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net earnings	$22,443	$28,766	$76,200	$90,271
Other comprehensive (income) loss	(2,758)	633	459	2,251

Comprehensive income including noncontrolling interests	19,685	29,399	76,659	92,522
Comprehensive (income) loss attributable to noncontrolling interests	324	(143)	(441)	(285)

Comprehensive income attributable to National Retail Properties, Inc.	$20,009	$29,256	$76,218	$92,237

Earnings Per Share – Earnings per share have been computed pursuant to the FASB guidance included in Earnings Per Share. Effective January 1, 2009, the guidance required classification of the Company’s unvested restricted share units which contain rights to receive nonforfeitable dividends as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic and Diluted Earnings:
Net earnings attributable to National Retail Properties, Inc.	$22,442,746	$28,766,379	$76,200,173	$90,271,339
Less: Series C preferred stock dividends	(1,696,250)	(1,696,250)	(5,088,750)	(5,088,750)

Net earnings available to the Company’s common stockholders	20,746,496	27,070,129	71,111,423	85,182,589
Less: Earnings attributable to unvested restricted shares	(126,913)	(125,962)	(406,290)	(395,880)

Net earnings used in basic earnings per share	20,619,583	26,944,167	70,705,133	84,786,709
Reallocated undistributed income (loss)	(80)	(4)	(133)	25

Net earnings used in diluted earnings per share	$20,619,503	$26,944,163	$70,705,000	$84,786,734

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	81,011,968	74,236,191	79,862,801	73,526,699
Less: unvested restricted stock	(668,010)	(519,094)	(630,503)	(485,522)

Weighted average number of shares outstanding used in basic earnings per share	80,343,958	73,717,097	79,232,298	73,041,177
Effects of dilutive securities:
Common stock options	7,835	39,905	9,263	44,193
Directors’ deferred fee plan	103,240	61,333	93,178	55,663

Weighted average number of shares outstanding used in diluted earnings per share	80,455,033	73,818,335	79,334,739	73,141,033

The potential dilutive shares related to convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.

Adoption of New Accounting Pronouncements – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial position or results of operations.

In January 2009, FASB issued new guidance on impairments included in Beneficial Interests in Securitized Financial Assets. The new guidance was effective for interim and annual periods ending after December 15, 2008. Retroactive application was not permitted. The adoption of the new guidance did not have a significant impact on NNN’s financial position or results of operations.

Effective January 1, 2009, NNN adopted the new FASB guidance for the accounting of noncontrolling interests. The new guidance requires noncontrolling interests, previously called minority interest, to be presented as a component of equity. In addition, the guidance requires disclosure on the face of the consolidated statement of earnings of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. The guidance was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of the new guidance did not have a material impact on NNN’s financial position or results of operations. The following table presents a reconciliation of the changes in equity during the nine months ended September 30, 2009 (dollars in thousands):

	NNN’s Interest	Noncontrolling Interest	Total
Balance at beginning of period	$1,566,860	$2,086	$1,568,946
Earnings from continuing operations	71,107	502	71,609
Earnings (loss) from discontinued operations	5,093	(3)	5,090
Other comprehensive income	18	441	459
Issuance of common shares, net of costs	61,444	-	61,444
Dividends to shareholders	(94,511)	-	(94,511)
Contributions from noncontrolling interests	-	152	152
Distributions to noncontrolling interests	-	(325)	(325)
Unearned compensation	(1,682)	-	(1,682)

Balance at end of period	$1,608,329	$2,853	$1,611,182

In April 2009, the FASB issued additional application guidance and enhancements to disclosures regarding fair value measurements. The new guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance also provides guidelines for making fair value measurements more consistent. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a significant impact on NNN’s financial position or results of operations.

In April 2009, FASB issued revised guidance on the recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of the guidance did not have a significant impact on NNN’s financial position or result of operations.

In May 2009, FASB issued new guidance for accounting for subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance provides, among other things, that companies should recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. The new guidance was effective for interim or annual reporting periods ending after June 15, 2009. The adoption of the guidance did not have a significant impact on NNN’s financial position or result of operations.

Adoption of New Accounting Standards with Change in Accounting Principle – Effective January 1, 2009, NNN adopted the new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The new guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s non-convertible debt borrowing rate. The debt component is to be recorded based upon the estimated fair value of similar non-convertible debt. The resulting debt discount is to be amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The new guidance requires retrospective application.

Effective January 1, 2009, the Company also adopted the new FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities, which also required retrospective application. The adoption of the new guidance on convertible debt and share-based payments resulted in the following non-cash adjustments to the amounts and per share amounts as originally reported in NNN’s Form 10-Q for the quarterly period ended September 30, 2008, and as restated or adjusted in this Form 10-Q.

	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2008

Net earnings, as reported	$30,274	$94,215
Additional non-cash interest expense	(1,538)	(3,973)
Increase in note cost amortization	30	29

Net earnings attributable to National Retail Properties, Inc., as restated	$28,766	$90,271

	Quarter Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Net earnings per share of common stock:
Basic:
Continuing operations	$0.35	$0.33	$0.96	$0.90
Discontinued operations	0.04	0.04	0.26	0.26

Net earnings	$0.39	$0.37	$1.22	$1.16

Diluted:
Continuing operations	$0.35	$0.33	$0.96	$0.90
Discontinued operations	0.04	0.04	0.26	0.26

Net earnings	$0.39	$0.37	$1.22	$1.16

New Accounting Standards Not Yet Adopted – In June 2009, FASB issued guidance on the accounting for the transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for the Transfers of Financial Assets, an Amendment of FASB Statement No. 40, has not yet been adopted into the Codification. The new guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. NNN is currently evaluating the provisions of the new guidance to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into the Codification. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative. The new guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of the variable interest entity as well as additional disclosures. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. NNN is currently evaluating the provisions of the new guidance to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the approved techniques. The new guidance clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. NNN is currently evaluating the provisions of the new guidance to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

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

Note 2 – Real Estate – Investment Portfolio:

Leases – As of September 30, 2009, 973 of the Investment Property leases have been classified as operating leases, and 23 leases have been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of seven of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2009 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of September 30, 2009, the weighted average remaining lease term was approximately 13 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30,	December 31,
	2009	2008
Land and improvements	$1,054,958	$1,057,757
Buildings and improvements	1,441,926	1,406,121
Leasehold interests	1,290	2,532

	2,498,174	2,466,410
Less accumulated depreciation and amortization	(174,281)	(146,296)

	2,323,893	2,320,114
Work in progress	26,374	40,785

	2,350,267	2,360,899
Less impairment	(4,069)	(3,005)

	$2,346,198	$2,357,894

As of September 30, 2009, NNN has remaining funding commitments of $5,674,000 relating to the development of tenant improvements on six Investment Properties.

Note 3 – Real Estate – Inventory Portfolio:

As of September 30, 2009, the TRS owned 30 Inventory Properties: 24 completed inventory and six land parcels. As of December 31, 2008, the TRS owned 32 Inventory Properties: 24 completed inventory, one under construction and seven land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008

Inventory Properties:
Land	$25,394	$25,901
Building	59,400	59,480

	84,794	85,381

Construction projects:
Land	18,175	19,031
Work in process	386	1,469

	18,561	20,500
Less impairment	(4,775)	(4,775)

	$98,580	$101,106

As of September 30, 2009, NNN did not have any funding commitments relating to the development of Inventory Properties.

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Continuing operations	1	$36	-	$-	1	$36	1	$21
Noncontrolling interest		(14)		-		(14)		(10)

Total continuing operations attributable to National Retail Properties, Inc.		22		-		22		11

Discontinued operations	-	-	9	2,740	2	527	23	12,318
Intersegment eliminations		-		67		31		325
Noncontrolling interest		-		-		-		(3,296)

Total discontinued operations attributable to National Retail Properties, Inc.		-		2,807		558		9,347

	1	$22	9	$2,807	3	$580	24	$9,358

Note 4 – Impairments – Real Estate:

Management periodically assesses its real estate for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive price. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Continuing operations	$-	$-	$1,064	$-

Discontinued operations	-	3,930	-	4,097

	$-	$3,930	$1,064	$4,097

Note 5 – Business Combinations:

In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June of 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. The note foreclosure resulted in a gain of $1,048,000 based upon the preliminary fair value of the assets. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The preliminary fair value of the assets resulted in goodwill of $12,405,000. The preliminary fair value of the assets acquired will be adjusted when the final valuation is received.

Note 6 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008

Mortgages and notes receivable	$42,587	$55,495
Structured finance investments	-	4,514
Accrued interest receivables	494	387
Unamortized premium	19	84

	43,100	60,480
Less loan origination fees, net	-	(8)

	$43,100	$60,472

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

Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of:

	September 30, 2009	June 30, 2009	December 31, 2008

Discount rate	25%	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2% CPR	2.6% - 23.2% CPR	3.7% to 39.4% CPR
Foreclosures:
Frequency curve default model	2.75% - 45.375% maximum rate	2.75% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	20%	20%	10%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Unrealized (losses) gains	$(2,718)	$711	$578	$2,539
Other than temporary valuation impairment	$-	$-	$-	$758

Note 8 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $14,472,000 and a weighted average interest rate of 1.19% during the nine months ended September 30, 2009. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR as a result of an upgrade in its debt rating. As of September 30, 2009, no balance was outstanding, and approximately $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

Note 9 – Notes Payable – Convertible:

Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)	2028 Notes (2)(5)(6)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate(8)	3.950%	5.125%
Debt Issuance Costs	$3,850 (3)	$5,459 (7)
Earliest Conversion Date	September 2025	June 2027
Earliest Put Option Date	September 2011	June 2013
Maturity Date	September 2026	June 2028

Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)

Outstanding principal balance at September 30, 2009	$138,700	$223,035

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

(4) The conversion rate per $1 principal amount was 41.5928 shares of NNN’s common stock, which is equivalent to a conversion price of $24.0426 per share of common stock.

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

(8) With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 and the 2028 Notes are 5.840% and 7.192%, respectively.

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

Note 10 – Preferred Stock:

NNN declared and paid dividends to its Series C Preferred stockholders of $5,089,000 or $1.3828 per share during each of the nine months ended September 30, 2009 and 2008, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 11 – Common Stock:

In February 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

During the nine months ended September 30, 2009 and 2008, NNN declared and paid dividends to its common shareholders of $89,422,000 and $80,807,000, respectively, or $1.125 and $1.105 per share, respectively, of common stock.

In October 2009, NNN declared a dividend of $0.375 per share, which is payable in November 2009 to its common stockholders of record as of October 30, 2009.

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

	2009	2008

Shares of common stock	3,247,883	2,116,498
Net proceeds	$56,874	$46,921

Note 12 – Restructuring Costs:

During the nine months ended September 30, 2009, NNN recorded restructuring costs of $731,000 related to the reduction of its workforce in January 2009.

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

NNN analyzes all tax positions subject to the Codification guidance for income taxes using a two-step approach. The first step requires an entity to determine if a tax position would more likely than not be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. The periods remaining open for tax returns currently on file with the IRS include tax years 2005 through 2008. NNN believes that its tax filing positions and deductions are well documented and supported, and that it is more likely than not that its tax positions would be sustained upon an examination. Therefore, NNN has not recorded a reserve for uncertain income tax positions nor has it recorded a cumulative effect adjustment relating to the adoption of the FASB income tax guidance. Further, no interest or penalties have been included since no reserves were recorded, and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses.

Note 14 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of September 30, 2009, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income from operating leases	$32	$527	$3,572	$3,659
Earned income from direct financing leases	-	-	-	100
Percentage rent	-	-	-	17
Real estate expense reimbursement from tenants	2	42	103	109
Interest and other income from real estate transactions	3	-	5	421

	37	569	3,680	4,306

Operating expenses:
General and administrative	-	-	-	(79)
Real estate	83	133	260	26
Depreciation and amortization	24	118	977	602
Impairment – real estate	-	-	-	167

	107	251	1,237	716

Earnings (loss) before gain on disposition of real estate	(70)	318	2,443	3,590

Gain on disposition of real estate	-	2,644	1,633	9,230

Earnings (loss) from discontinued operations attributable to National Retail Properties, Inc.	$(70)	$2,962	$4,076	$12,820

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of September 30, 2009. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008(1)	2009	2008(1)
Revenues:
Rental income from operating leases	$1,851	$2,642	$4,722	$8,743
Percentage rent	-	6	-	139
Real estate expense reimbursement from tenants	201	301	1,335	857
Interest and other from real estate transactions	47	109	104	540

	2,099	3,058	6,161	10,279

Disposition of real estate:
Gross proceeds	-	52,185	5,402	151,098
Costs	-	(49,378)	(4,844)	(138,455)

Gain	-	2,807	558	12,643

Operating expenses:
General and administrative	21	23	89	72
Real estate	326	403	1,989	1,299
Depreciation and amortization	60	53	258	164
Impairment – real estate	-	3,930	-	3,930

	407	4,409	2,336	5,465

Other expenses:
Interest expense	919	1,136	2,746	3,912

Earnings before income tax expense	773	320	1,637	13,545

Income tax expense	(217)	(118)	(623)	(3,965)

Earnings from discontinued operations including noncontrolling interests	556	202	1,014	9,580
Loss (earnings) attributable to noncontrolling interests	(201)	(8)	3	(3,100)

Earnings from discontinued operations attributable to National Retail Properties, Inc.	$355	$194	$1,017	$6,480

(1) Adjusted to reflect the adoption of the new accounting guidance (discussed in Note 1).

Note 15 – Derivatives:

In accordance with the guidance on derivatives and hedging, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As of September 30, 2009, $511,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the nine months ended September 30, 2009 and 2008, NNN reclassed $119,000 and $124,000, respectively, out of other comprehensive income as a reduction in interest expense. NNN estimates in the next twelve months an additional $164,000 will be reclassified to interest expense. Amounts reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

Additionally, NNN recorded an immaterial amount of hedge ineffectiveness on the cash flow hedge as other interest expense.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2009.

Note 16 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2009
External revenues	$57,160	$137	$-	$57,297
Intersegment revenues	775	275	(1,050)	-
Earnings from continuing operations	22,627	(662)	345	22,310
Earnings including noncontrolling interests	22,557	(106)	345	22,796
Net earnings attributable to National Retail Properties, Inc.	22,443	(345)	345	22,443
Total assets	$2,807,602	$125,096	$(281,094)	$2,651,604

2008
External revenues	$59,355	$(41)	$-	$59,314
Intersegment revenues	2,558	240	(2,798)	-
Earnings from continuing operations	26,002	(2,036)	1,761	25,727
Earnings including noncontrolling interests	28,964	(1,834)	1,761	28,891
Net earnings attributable to National Retail Properties, Inc.	28,766	(1,761)	1,761	28,766

Total assets	$2,637,016	$154,677	$(153,626)	$2,638,067

The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the nine months ended September 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2009
External revenues	$174,123	$215	$-	$174,338
Intersegment revenues	2,684	801	(3,485)	-
Earnings from continuing operations	72,459	(1,948)	1,098	71,609
Earnings including noncontrolling interest	76,536	(935)	1,098	76,699
Net earnings attributable to National Retail Properties, Inc.	76,200	(1,098)	1,098	76,200
Total assets	$2,807,602	$125,096	$(281,094)	$2,651,604

2008
External revenues	$172,391	$60	$-	$172,451
Intersegment revenues	10,807	313	(11,120)	-
Earnings from continuing operations	78,322	(9,110)	1,294	70,506
Earnings including noncontrolling interest	91,142	470	1,294	92,906
Net earnings attributable to National Retail Properties, Inc.	90,448	(1,471)	1,294	90,271

Total assets	$2,637,016	$154,677	$(153,626)	$2,638,067

Note 17 – Fair Value Measurements:

NNN’s estimates of fair value of financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the nine months ended September 30, 2009 (dollars in thousands):

Balance at beginning of period	$22,000
Total gains (losses) – realized/unrealized:
Included in earnings	-
Included in other comprehensive income	578
Interest income on Residuals	3,100
Cash received from Residuals	(1,956)
Transfers in and/or out of Level 3	-

Balance at end of period	$23,722

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$-

The adoption of the guidance for NNN’s non-financial assets and non-financial liabilities had no material impact on NNN’s financial position or results of operations.

Note 18 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2009, and December 31, 2008, approximate fair value based upon current market prices for similar issuances. At September 30, 2009, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, were $960,530,000 and $965,109,000, respectively. At December 31, 2008, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $974,601,000 and $709,944,000, respectively.

Note 19 – Subsequent Events:

On November 3, 2009, NNN entered into a credit agreement for a new $400,000,000 credit facility (the "New Facility"), replacing the Credit Facility. The New Facility matures November 2012, with an option to extend maturity to November 2013. The New Facility was priced and will initially bear interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The New Facility also includes an accordion feature for NNN to increase the facility size up to $500,000,000.

NNN reviewed all subsequent events and transactions that have occurred after September 30, 2009, the date of the condensed consolidated balance sheet, through November 6, 2009, the date of issuance. There were no subsequent events or transactions except as noted above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Current Report on Form 8-K of National Retail Properties, Inc. dated June 24, 2009. The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements generally are characterized by the use of terms such as “believe,” “expect” and “may.” Forward-looking statements involve known and unknown risks, including those risks included in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2008, which may cause NNN’s actual future results to differ materially from expected results. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

The term “NNN,” the “Company” or “REIT” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases (“Investment Properties” or “Investment Portfolio”). As of September 30, 2009, NNN owned 1,004 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 11,412,000 square feet, located in 44 states. Approximately 96 percent of total properties in NNN’s Investment Portfolio were leased or operated as of September 30, 2009. In addition, as of September 30, 2009, NNN had $43,100,000 in mortgages and notes receivables and $23,722,000 commercial mortgage residuals interests.

The TRS, directly and indirectly, through investment interests, acquires and/or develops real estate primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). The TRS typically owns two types of properties, property for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). As of September 30, 2009, the TRS held 30 Inventory Properties, of which 18 were Development Properties (12 completed inventory, and six land parcels) and 12 were Exchange Properties.

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

NNN continues to maintain its diversification by tenant, geography and line of trade. NNN's highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the free standing retail property marketplace which NNN believes represent an area of attractive investment opportunity. However, any financial hardship within these sectors could have an adverse effect on the financial condition and operating performance of NNN. NNN has some geographic concentration in the south and southeast which NNN believes are historically areas of above-average population growth.

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio:

	September 30, 2009	December 31, 2008	September 30, 2008

Investment Properties Owned:
Number	1,004	1,005	990
Total gross leasable area (square feet)	11,412,000	11,251,000	11,144,000

Investment Properties:
Leased	955	972	959
Operated	12	-	-
Total gross leasable area (square feet) – leased and operated	10,680,000	10,728,000	10,822,000
Percent of total gross leasable area – leased and operated	94%	95%	97%
Weighted average remaining lease term (years)	13	13	13

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2009	December 31, 2008	September 30, 2008

1.	Convenience Stores	26.3%	25.7%	25.5%
2.	Restaurants – Full Service	9.0%	8.7%	8.8%
3.	Theaters	6.3%	6.1%	6.2%
4.	Automotive Parts	6.3%	5.1%	4.8%
5.	Automotive Service	5.7%	8.9%	8.1%
6.	Drug Stores	4.1%	4.0%	4.0%
7.	Books	4.1%	4.0%	4.0%
8.	Restaurants – Limited Service	3.5%	3.3%	3.4%
9.	Sporting Goods	3.2%	3.3%	3.2%
10.	Grocery	2.9%	2.6%	2.7%
	Other	28.6%	28.3%	29.3%

		100.0%	100.0%	100.0%

(1) Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Acquisitions:
Number of Investment Properties	5	36	5	97
Gross leasable area (square feet)	37,000	213,000	268,000	811,000

Total dollars invested (1)	$9,684	$68,110	$29,266	$321,932

(1) Includes dollars invested on projects currently under construction for each respective period.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Number of properties	-	6	6	17
Gross leasable area (square feet)	-	172,000	107,000	280,000
Net sales proceeds	$-	$19,712	$9,705	$56,472
Net gain	$-	$2,644	$1,633	$9,230

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following table summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	September 30, 2009	December 31, 2008	September 30, 2008
Development Portfolio:
Completed Inventory Properties	12	11	12
Properties under construction	-	1	2
Land parcels	6	7	8

	18	19	22

Exchange Portfolio:
Inventory Properties	12	13	16

Total Inventory Properties	30	32	38

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Development Portfolio:
Number of properties acquired	1	1	1	3
Dollars invested (1)	$487	$2,986	$2,602	$8,686

Exchange Portfolio:
Number of properties acquired	-	1	-	4
Dollars invested (1)	$-	$961	$74	$19,994

Total dollars invested	$487	$3,947	$2,676	$28,680

(1)	Includes dollars invested in projects currently under construction or tenant improvements for each respective period.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development (1)	1	$22	1	$192	2	$568	5	$4,750
Exchange	-	-	8	2,615	1	12	19	4,608

	1	$22	9	$2,807	3	$580	24	$9,358

(1) Net of noncontrolling interest.

Revenue from Continuing Operations Analysis

General.  During the nine months ended September 30, 2009, NNN’s revenue increased primarily due to rental income from properties acquired during the nine months ended September 30, 2008, as well as rent settlement fees received during the nine months ended September 30, 2009.

The following table summarizes NNN’s revenues from continuing operations for the quarters ended September 30 (dollars in thousands):

	2009	2008	2009	2008	Percent Increase (Decrease)
			Percent of Total

Rental income(1)	$53,015	$54,638	93.0%	93.4%	(3.0)%
Real estate expense reimbursement from tenants	1,872	1,421	3.3%	2.4%	31.7%
Interest and other income from real estate transactions	1,102	1,313	1.9%	2.3%	(16.1)%
Interest income on commercial mortgage residual interests	1,046	1,124	1.8%	1.9%	(6.9)%

Total revenues from continuing operations	$57,035	$58,496	100.0%	100.0%	(2.5)%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

The following table summarizes NNN’s revenues from continuing operations for the nine months ended September 30 (dollars in thousands):

	2009	2008	2009	2008	Percent Increase (Decrease)
			Percent of Total

Rental Income	$160,381	$156,516	92.5%	92.4%	2.5%
Real estate expense reimbursement from tenants	6,272	4,398	3.6%	2.6%	42.6%
Interest and other income from real estate transactions	3,560	4,839	2.1%	2.9%	(26.4)%
Interest income on commercial mortgage residual interests	3,100	3,651	1.8%	2.1%	(15.1)%

Total revenues from continuing operations	$173,313	$169,404	100.0%	100.0%	2.3%

Rental Income.  Rental Income decreased for the quarter and increased for the nine months ended September 30, 2009, as compared to the same periods in 2008, but remained stable as a percent of the total revenues from continuing operations. The decrease for the quarter ended September 30, 2009, as compared to the same quarter in 2008 is primarily attributable to NNN recording rent settlement fees of

$1,457,000 during 2008, as well as an increase in uncollectible rent during the quarter ended September 30, 2009. The increase for the nine months ended September 30, 2009 is primarily due to the acquisition of 109 Investment Properties with aggregate gross leasable area of 868,000 square feet during the year ended December 31, 2008, of which 97 properties with aggregate gross leasable area of 811,000 square feet were acquired during the nine months ended September 30, 2008. Additionally, NNN recorded $5,088,000 and $1,860,000 in lease termination fees and rent settlement during the nine months ended September 30, 2009 and 2008, respectively.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants increased for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase is attributable to reimbursements from certain properties acquired in 2008 as well as reimbursements resulting from the releasing of existing vacancies.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and nine months ended September 30, 2009, as compared to the quarter and nine months ended September 30, 2008, primarily due to a lower weighted average principal balance on NNN’s mortgages receivable and structured finance investments during the nine months ended September 30, 2009. For the nine months ended September 30, 2009 and 2008, the weighted average outstanding principal balance on NNN’s mortgages receivable and structured finance investments was $41,777,000 and $86,683,000, respectively.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008, but remained relatively stable as a percent of total revenues from continuing operations. The decrease in interest income on Residuals is primarily the result of the increase in loan delinquencies and decrease in loan prepayments speeds.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2009, primarily due to the increase in real estate expenses related to the 2008 real estate acquisitions. The following table summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2009	2008		2009	2008	2009	2008

General and administrative	$4,937	$5,242	(5.8)%	24.9%	27.6%	8.7%	9.0%
Real estate	3,494	2,326	50.2%	17.7%	12.2%	6.1%	4.0%
Depreciation and amortization	11,350	11,443	(0.8)%	57.4%	60.2%	19.9%	19.5%

Total operating expenses	$19,781	$19,011	4.1%	100.0%	100.0%	34.7%	32.5%

Interest and other income	$(262)	$(818)	(68.0)%	(1.7)%	(5.3)%	(0.5)%	(1.4)%
Interest expense	15,618	16,329	(4.4)%	101.7%	105.3%	27.4%	27.9%

Total other expenses (revenues)	$15,356	$15,511	(1.0)%	100.0%	100.0%	26.9%	26.5%

The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2009	2008		2009	2008	2009	2008

General and administrative	$16,027	$18,842	(14.9)%	25.7%	32.1%	9.3%	11.1%
Real estate	10,208	6,952	46.8%	16.4%	11.9%	5.9%	4.1%
Depreciation and amortization	34,374	32,096	7.1%	55.1%	54.7%	19.8%	18.9%
Impairment – real estate	1,064	-	N/C (1)	1.7%	-	0.6%	-
Impairment – commercial mortgage residual interests valuation adjustment	-	758	(100.0)%	-	1.3%	-	0.5%
Restructuring costs	731	-	N/C (1)	1.1%	-	0.4%	-

Total operating expenses	$62,404	$58,648	6.4%	100.0%	100.0%	36.0%	34.6%

Interest and other income	$(1,025)	$(3,047)	(66.4)%	(2.3)%	(6.5)%	(0.6)%	(1.8)%
Interest expense	46,484	48,796	(4.7)%	102.3%	104.8%	26.8%	28.8%
Loss on interest rate hedge	-	804	(100.0)%	-	1.7%	-	0.5%

Total other expenses (revenues)	$45,459	$46,553	(2.4)%	100.0%	100.0%	26.2%	27.5%

(1)	Not calculable (“N/C”)

General and Administrative Expenses.  General and administrative expenses decreased for quarter and nine months ended September 30, 2009, as compared to the same periods in 2008, both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in general and administrative expenses for the quarter and nine months ended September 30, 2009, is primarily attributable to a decrease in expenses related to compensation of personnel and a decrease in lost pursuit costs.

Real Estate.  Real estate expenses increased for the quarter and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase in real estate expenses is primarily due to an increase in tenant reimbursable real estate expenses from 2008 acquisitions, as well as an increase in expenses related to vacant properties.

Depreciation and Amortization.  For the nine months ended September 30, 2009, depreciation and amortization expenses increased as compared to the same period in 2008. The increase is primarily a result of the depreciation recognized on the 109 Investment Properties with aggregate gross leasable area of 868,000 square feet which were acquired in 2008, of which 97 properties with aggregate gross leasable area of 811,000 square feet were acquired during the nine months ended September 30, 2008. This increase is partially offset by the additional amortization in connection with the termination of certain leases during 2008.

Impairment – Real Estate.  Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long-lived assets for impairments, for the nine months ended September 30, 2009, NNN recorded $1,064,000 of impairments.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment.  In connection with the independent valuations of the Residuals’ fair value, during the nine months ended September 30, 2008, NNN recorded a $758,000 other than temporary valuation adjustment. No other than temporary valuation adjustment was required during the nine months ended September 30, 2009.

Restructuring Costs.  During the nine months ended September 30, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during 2008.

Interest Expense. Interest expense decreased for the quarter and nine months ended September 30, 2009, as compared to the quarter and nine months ended September 30, 2008.

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
(iii)	issuance in March 2008 of $234,035,000 of convertible notes payable in June 2028, with an effective interest rate of 5.125%,
(iv)	payoff of the $100,000,000 7.125% notes payable in March 2008,
(v)	payoff of the $12,000,000 secured note payable with stated interest rate of 10.00% in February 2008,
(vi)	the decrease of $102,825,000 in the weighted average debt outstanding on the Credit Facility for the nine months ended September 30, 2009, as compared to the same period in 2008, and
(vii)	the decrease in weighted average interest rate on the Credit Facility from 3.87% during the nine months ended September 30, 2008, to 1.19% during the nine months ended September 30, 2009.

Earnings from Discontinued Operations

NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that were terminated and any Investment Properties that were held for sale at September 30, 2009. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated revenues. NNN records discontinued operations by its identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for each of the quarters ended September 30 (dollars in thousands):

	2009			2008
	# of Sold Properties	Gain	Earnings (Loss)	# of Sold Properties	Gain	Earnings

Investment Assets	-	$-	$(70)	6	$2,644	$2,962
Inventory Assets, net of noncontrolling interests	-	-	355	9	2,807	194

	-	$-	$285	15	$5,451	$3,156

The following table summarizes the earnings from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2009			2008
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	6	$1,633	$4,076	18	$9,230	$12,820
Inventory Assets, net of noncontrolling interests	2	558	1,017	23	9,347	6,480

	8	$2,191	$5,093	41	$18,577	$19,300

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

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for the nine months ended September 30 (dollars in thousands):

	2009	2008

Cash and cash equivalents:
Provided by operating activities	$125,974	$210,782
Used in investing activities	(25,257)	(230,982)
Used in financing activities	(80,092)	(4,785)

Increase (decrease)	20,625	(24,985)
Net cash at beginning of period	2,626	27,499

Net cash at end of period	$23,251	$2,514

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the nine months ended September 30, 2009 and 2008 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the nine months ended September 30, 2009, include the following significant transactions:

•	$8,558,000 in net payments on the repurchase of $11,000,000 of convertible notes payable June 2028 with an effective interest rate of 7.192%,

•	$6,994,000 in net payments on the repurchase of $8,800,000 of convertible notes payable September 2026 with an effective interest rate of 5.840%,

•	$89,422,000 in dividends paid to common stockholders,

•	$5,089,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$56,874,000 in net proceeds from the issuance of 3,247,883 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$26,500,000 in net payments on NNN’s revolving Credit Facility.

Contractual Obligations and Commercial Commitments.  As of September 30, 2009, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment

Investment Portfolio	6	$48,127	$42,453	$5,674

(1) Including construction and land costs.

As of September 30, 2009, NNN had outstanding letters of credit totaling $653,000 under its Credit Facility.

As of September 30, 2009, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of September 30, 2009, NNN owned 37 vacant, unleased Investment Properties (including vacant land parcels) which accounted for approximately four percent of the total Investment Properties held in NNN’s Investment Portfolio. Additionally, as of October 31, 2009, approximately one percent of the total gross leasable area of NNN’s Investment Portfolio is leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U. S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

In May 2008, one of NNN’s tenants, Uni-Mart, Inc. (“Uni-Mart”), which leased 69 Investment Properties and eight Inventory Properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2008, Uni-Mart elected to reject the leases of 13 properties owned by NNN. Additionally, in December 2008, Uni-Mart elected to reject an additional three properties. NNN has re-leased 15 of the 16 properties as of September 30, 2009, and continues to market for re-lease or sale the remaining property. On April 1, 2009, Uni-Mart rejected the leases of 36 properties. All of the 36 properties were subject to subleases with convenience store operators and all of the subleases with the operators were assigned from Uni-Mart to NNN effective April 1, 2009. On April 30, 2009, Uni-Mart assumed all of the remaining leases between Uni-Mart and NNN. For the nine months ended September 30, 2009, NNN recorded $3,371,000 of income in connection with the Uni-Mart bankruptcy rent settlement. During the year ended December 31, 2008, NNN recorded $2,421,000 of income in connection with the Uni-Mart bankruptcy damage claim. NNN does not believe Uni-Mart’s Chapter 11 filing will have a material adverse effect on its operations and financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 2009 and 2008, NNN declared and paid dividends to its common stockholders of $89,422,000 and $80,807,000, respectively, or $1.125 and $1.105 per share, respectively, of common stock.

In October 2009, NNN declared a dividend of $0.375 per share which is payable in November 2009 to its common stockholders of record as of October 30, 2009.

NNN declared and paid dividends to its Series C Preferred stockholders of $5,089,000 or $1.3828 per share during each of the nine months ended September 30, 2009 and 2008, respectively. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable investments, debt payments, dividends, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for other items have been met from operations. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	September 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total

Line of credit payable	$-	-	$26,500	2.6%
Mortgages payable	25,548	2.6%	26,290	2.6%
Notes payable – convertible	341,904	34.7%	356,122	34.6%
Notes payable	618,626	62.7%	618,479	60.2%

Total outstanding debt	$986,078	100.0%	$1,027,391	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable.  NNN’s $400,000,000 Credit Facility had a weighted average outstanding balance of $14,472,000 and a weighted average interest rate of 1.19% during the nine months ended September 30, 2009. The interest rate on the Credit Facility is based on a tiered rate structure which is determined by the debt rating of the Company. In June 2008, as a result of an upgrade in its debt rating, NNN’s interest rate on the Credit Facility decreased to 65 basis points above LIBOR. In October 2008, NNN exercised its option to extend the maturity date of the Credit Facility from May 2009 to May 2010. As of September 30, 2009, no balance was outstanding, and approximately $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

On November 3, 2009, NNN entered into a credit agreement for a new $400,000,000 credit facility (the "New Facility"), replacing the Credit Facility. The New Facility matures November 2012, with an option to extend maturity to November 2013. The New Facility was priced and will initially bear interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The New Facility also includes an accordion feature for NNN to increase the facility size up to $500,000,000.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)		2028 Notes (2)(5)(6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028

Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at September 30, 2009	$138,700		$223,035

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

(4)         The conversion rate per $1 principal amount was 41.5928 shares of NNN’s common stock, which is equivalent to a conversion price of $24.0426 per share of common stock.

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

(8)         With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 and the 2028 Notes are 5.840% and 7.192%, respectively.

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

	2009	2008

Shares of common stock	3,247,883	2,116,498
Net proceeds	$56,874	$46,921

Mortgages and Notes Receivable

Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	September 30, 2009	December 31, 2008

Mortgages and notes receivable	$42,587	$55,495
Structured finance investments	-	4,514
Accrued interest receivables	494	387
Unamortized premium	19	84

	43,100	60,480
Less loan origination fees, net	-	(8)

	$43,100	$60,472

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at September 30, 2009. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of:

	September 30, 2009	June 30, 2009	December 31, 2008

Discount rate	25%	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2% CPR	2.6% - 23.2% CPR	3.7% to 39.4% CPR
Foreclosures:
Frequency curve default model	2.75% - 45.375% maximum rate	2.75% maximum rate	1.1% maximum rate
Loss severity of loans in foreclosure	20%	20%	10%
Yield:

LIBOR	Forward 3-month curve	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Unrealized (losses) gains	$(2,718)	$711	$578	$2,539
Other than temporary valuation impairment	$-	$-	$-	$758

Business Combination

In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. The note foreclosure resulted in a gain of $1,048,000 based upon the preliminary fair value of the assets. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The preliminary fair value of the assets resulted in goodwill of $12,405,000. The preliminary fair value of the assets acquired will be adjusted when the final valuation is received.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2009, Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its long-term, fixed rate debt which is used to finance its development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. NNN had no outstanding derivatives as of September 30, 2009.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2009 and December 31, 2008. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2009. The variable interest rates shown represent the weighted average rate for the Credit Facility during the nine months ended September 30, 2009. The table incorporates only those debt obligations that exist as of September 30, 2009; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2009.

	Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (2)
	Debt Obligation	Weighted Average Interest Rate(1)	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2009	-	-	259	7.26%	-	-
2010	-	-	1,022	7.19%	19,983	8.60%
2011	-	-	1,098	7.20%	133,833	5.84%
2012	-	-	19,291	6.92%	49,901	7.83%
2013	-	-	863	7.35%	208,071	7.19%
Thereafter	-	-	3,015	7.33%	548,742	6.45%

Total	$-	1.19%	$25,548	7.01%	$960,530	6.64%

Fair Value:

September 30, 2009	$-		$25,548		$965,109

December 31, 2008	$26,500		$26,290		$709,944

(1)	The Credit Facility interest rate varies based upon a tiered rate structure ranging from 55 to 112.5 basis points above LIBOR based upon the debt rating of NNN.
(2)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized note discount. NNN uses Bloomberg software to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $23,722,000 and $22,000,000 as of September 30, 2009 and December 31, 2008, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2009, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting.  There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

	4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

	4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.10	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

10.11	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of November, 2009.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.10	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

10.11	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).