Form 10-K
period 2009-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2010-02-25
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2009 was $1,371,916,984.

The number of shares of common stock outstanding as of February 16, 2010 was 82,916,942.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Statements contained in this annual report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Item 1.  Business

The Company

NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments), and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). The Inventory Assets are operated in the TRS.

Real Estate Assets

NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). Inventory Assets typically consist of two types of properties, property for development (“Development Properties or Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”). As of December 31, 2009, NNN owned 1,015 Investment Properties, with an aggregate leasable area of 11,373,000 square feet, located in 44 states. Approximately 96 percent of total properties in NNN’s Investment Portfolio were leased or operated at December 31, 2009. As of December 31, 2009, NNN owned 19 Inventory Properties.

Competition

NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, that own, manage, finance or develop retail and net leased properties.

Employees

As of January 31, 2010, NNN employed 57 full-time associates including executive and administrative personnel.

Other Information

NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge.

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the “NYSE”), under the ticker symbol “NNN.” The depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol “NNNPRC.”

Business Strategies and Policies

The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of NNN’s stockholders.

Operating Strategies

NNN’s strategy is to invest primarily in retail real estate that is typically located along high-traffic commercial corridors near areas of commercial and residential density. Management believes that these types of properties, generally pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures. Initial lease terms are generally 15 to 20 years.

In some cases, NNN’s investment in real estate is in the form of mortgages, structured finance investments or other loans which may be secured by real estate, a borrower’s pledge of ownership interests in the entity that owns the real estate or other assets. These investments may be subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.

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

The operating strategies employed by NNN have allowed it to increase the annual dividend (paid quarterly) per common share for 20 consecutive years.

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

Investments in Real Estate Mortgages, Commercial Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities

While NNN’s primary business objectives and Investment Properties emphasize retail properties, NNN may invest in (i) a wide variety of property types and tenant types, (ii) leases, mortgages, commercial mortgage residual interests and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by membership interests, or (v) securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities. For example, NNN from time to time has made investments in mortgage loans or held mortgages on properties that NNN has sold and has made structured finance investments and other loans related to properties acquired or sold.

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

NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $400,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2009, no balance was outstanding and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

For the year ended December 31, 2009, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 37 percent and the secured indebtedness to total gross assets was approximately one percent. The total debt to total market capitalization was approximately 36 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.

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

The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy at any time. NNN has not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and does not intend to do so.

Strategies and Policy Changes

Any of NNN’s strategies or policies described above may be changed at any time by NNN without notice to or a vote of NNN’s stockholders.

Investment Properties

As of December 31, 2009, NNN owned 1,015 Investment Properties with an aggregate gross leasable area of 11,373,000 square feet, located in 44 states. Approximately 96 percent of the Investment Properties were leased at December 31, 2009.

The following table summarizes NNN’s Investment Properties as of December 31, 2009 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	7	109	$8,882	$25	$1,086
Building	135	1	11	17,049	44	1,520

(1) Approximate square feet. (2) Costs vary depending upon size and local demographic factors.

In connection with the development of two Investment Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $14,651,000. As of December 31, 2009, NNN had funded $12,261,000 of this commitment, with $2,390,000 remaining to be funded.

As of December 31, 2009, NNN did not have any tenant that accounted for ten percent or more of its rental income.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general structure of NNN’s leases. Generally, the leases of the Investment Properties provide for initial terms of 15 to 20 years. As of December 31, 2009, the weighted average remaining lease term was approximately 12 years. The Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of NNN’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $8,000 to $1,876,000 (average of $213,000). Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or increases in the tenant’s sales volume.

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

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Investment Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2009:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)

2010	2.3%	36	408,000	2016	1.7%	13	240,000
2011	2.1%	21	389,000	2017	4.3%	27	676,000
2012	3.3%	34	484,000	2018	2.9%	24	345,000
2013	4.7%	39	849,000	2019	4.3%	42	632,000
2014	5.0%	44	622,000	Thereafter	66.3%	676	5,324,000
2015	3.1%	22	539,000

(1) Based on annualized base rent for all leases in place as of December 31, 2009. (2) Approximate square feet.

The following table summarizes the diversification of trade of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2009	2008	2007

1.	Convenience Stores	26.7%	25.7%	23.9%
2.	Restaurants – Full Service	9.2%	8.7%	10.3%
3.	Automotive Parts	6.8%	5.1%	4.9%
4.	Theaters	6.3%	6.1%	4.2%
5.	Automotive Service	5.7%	8.9%	5.2%
6.	Books	4.1%	4.0%	4.4%
7.	Drug Stores	4.1%	4.0%	5.0%
8.	Restaurants – Limited Service	3.5%	3.3%	3.7%
9.	Sporting Goods	3.2%	3.3%	3.9%
10.	Grocery	2.9%	2.6%	2.9%
	Other	27.5%	28.3%	31.6%

		100.0%	100.0%	100.0%

(1) Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located as of December 31, 2009:

	State	# of Properties	% of Annual Base Rent(1)

1.	Texas	210	20.1%
2.	Florida	85	10.0%
3.	Illinois	39	7.0%
4.	North Carolina	62	6.3%
5.	Georgia	57	5.5%
6.	Indiana	37	4.4%
7.	Pennsylvania	87	4.3%
8.	Ohio	31	3.8%
9.	Tennessee	30	3.1%
10.	Arizona	30	2.8%
	Other	347	32.7%

		1,015	100.0%

(1) Based on annualized base rent for all leases in place as of December 31, 2009.

Mortgages and Notes Receivable

Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate.

Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2009	2008
Mortgages and notes receivable	$41,707	$55,495
Structured finance investments	-	4,514
Accrued interest receivables	269	387
Unamortized premium	-	84

	41,976	60,480
Less loan origination fees, net	-	(8)

	$41,976	$60,472

Commercial Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”), a majority owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $20,153,000 and $22,000,000 at December 31, 2009 and 2008, respectively.

Inventory Assets

The Inventory Portfolio, which is owned by the TRS, is comprised of two components: the Development Portfolio and the Exchange Portfolio. NNN’s Inventory Portfolio is held with the intent to sell the properties to purchasers who are looking for replacement like-kind Exchange Property or to other purchasers with different investment objectives. As of December 31, 2009, the Inventory Portfolio consisted of 18 Development Properties (12 completed and six land parcels) and one Exchange Property.

The following table summarizes the 12 completed Development Properties and one Exchange Property as of December 31, 2009 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	527	15	114	$8,959	$108	$1,526
Building	224	2	27	28,717	352	3,668

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

As of February 19, 2010, NNN has 68 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties.

Americans with Disabilities Act of 1990.  The Investment and Inventory Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 19, 2010, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

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

Current financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general.

Current financial and economic conditions continue to be challenging and the continuation or worsening of such conditions, including any disruption in the capital markets, could adversely affect NNN’s business and results of operations and the financial condition of NNN’s tenants, developers, borrowers, lenders or the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

There can be no assurance that actions of the United States Government, Federal Reserve or other government and regulatory bodies intended to stabilize the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers or NNN’s financial condition, results of operations or the trading price of NNN’s shares.

Potential consequences of the current financial and economic conditions include:

•

the financial condition of NNN’s tenants, which operate in the retail industry may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•

the ability to borrow on terms and conditions that NNN finds acceptable, or at all, may be limited, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities and increase NNN’s future interest expense;

•	reduced values of NNN’s properties may limit NNN’s ability to dispose of assets at attractive prices and may reduce the availability of buyer financing;

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

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Debt and equity capital availability in the real estate market is severely strained. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2010 and 2017. The ability of NNN to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than NNN’s existing capital which would have an adverse impact on NNN’s business, financial condition or results of operations.

Loss of revenues from tenants would reduce NNN’s cash flow.

NNN’s five largest tenants accounted for an aggregate of approximately 32 percent of NNN’s annual base rent as of December 31, 2009. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies among NNN’s Investment Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the tenant may choose not to renew the lease or, NNN may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.

A significant portion of the source of NNN’s Investment Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations.

As of December 31, 2009, approximately,

•	55 percent of NNN’s Investment Portfolio annual base rent is generated from five retail lines of trade, including convenience stores (27 percent) and full-service restaurants (9 percent),

•	32 percent of NNN’s Investment Portfolio annual base rent is generated from five tenants, including Pantry (9 percent) and Susser (9 percent),

•	49 percent of NNN’s Investment Portfolio annual base rent is generated from five states, including Texas (20 percent) and Florida (10 percent).

Any financial hardship and/or changes in these lines of trade, tenants or states could have an adverse effect on NNN’s results of operations.

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

As of February 19, 2010, NNN has 68 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties. In the event of a bankruptcy or other inability on the part of these parties to cover these costs, NNN may have to cover the costs of remediation, fines or other environmental liabilities at these and other properties and may have liability to third parties. NNN may also own properties where required remediation has not begun or adverse environmental conditions have not yet been detected. This may require remediation or otherwise subject NNN to liability including liability to third parties. NNN cannot assure that (i) it will not be required to undertake or pay for removal or remediation of any contamination of the properties currently or previously owned by NNN, (ii) NNN will not be subject to fines by governmental authorities or litigation, (iii) NNN will not be subject to litigation by and liability to third parties, or (iv) the costs of such removal, remediation fines, third party liability, or litigation would not be material.

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

As of December 31, 2009, the Residuals had a carrying value of $20,153,000. The value of these Residuals is based on assumptions made by NNN to determine their value. These assumptions include discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.

NNN may suffer a loss in the event of a default or bankruptcy of a borrower.

If a borrower defaults on a mortgage, structured finance loan or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2009, mortgages and notes receivables had an outstanding principal balance of $41,707,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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

Joint ventures or partnerships involve risks not otherwise present for direct investments by NNN. It is possible that NNN’s co-venturers or partners may have different interests or goals than NNN at any time and they may take actions contrary to NNN’s requests, policies or objectives, including NNN’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture or partnership investments include impasses on decisions because in some instances no single co-venturer or partner has full control over the joint venture or partnership, respectively, or the co-venturer or partner may become insolvent, bankrupt or otherwise unable to contribute to the joint venture or partnership, respectively. Further, disputes may develop with a co-venturer or partner over decisions affecting the property, joint venture or partnership that may result in litigation, arbitration or some other form of dispute resolution.

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

Operating losses from retail operations on 12 Investment Properties may adversely impact NNN’s results of operations.

In June 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. A third party manages and staffs these operations on behalf of NNN. The results of business operations from these properties are subject to the typical execution risks inherent with many retail operations including: merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, unfavorable weather conditions, or other trends in the markets they serve. These factors could negatively impact NNN’s results of operations from these 12 Investment Properties.

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

As of December 31, 2009, NNN owned 37 vacant, un-leased Investment Properties, including two vacant land parcels, which accounted for approximately four percent of total Investment Properties. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of December 31, 2009, approximately one percent of the total gross leasable area of NNN’s Investment Portfolio was leased to two tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their lease with NNN. NNN anticipates the number of vacancies and bankrupt tenants will increase.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.

As of December 31, 2009, NNN had total mortgage debt outstanding of approximately $25,290,000, total unsecured notes payable of $962,056,000 and no balance outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations. The Credit Facility contains financial covenants that could limit the amount of distributions to NNN’s common and preferred stockholders.

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

NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

Costs of complying with changes in governmental laws and regulations may adversely affect NNN’s results of operations.

NNN cannot predict what other environmental laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN’s properties. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its retail tenants, or consumers to incur significant expenditures or impose significant environmental liability and could cause a material adverse effect on NNN’s results of operation.

The market value of NNN’s equity and debt securities is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•	general economic and financial market conditions including the current global economic downturn,

•	level and trend of interest rates,

•	NNN’s ability to access the capital markets to raise additional capital,

•	the issuance of additional equity or debt securities,

•	changes in NNN’s funds from operations or earnings estimates,

•	changes in NNN’s debt ratings or analyst ratings,

•	NNN’s financial condition and performance,

•	market perception of NNN compared to other REITs, and

•	market perception of REITs compared to other investment sectors.

NNN’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability.

NNN intends to operate in a manner that will allow NNN to continue to qualify as a REIT. NNN believes it has been organized as, and its past and present operations qualify NNN as a REIT. However, the Internal Revenue Service (“IRS”) could successfully assert that NNN is not qualified as such. In addition, NNN may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within NNN’s control. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for NNN to qualify as a REIT or avoid significant tax liability.

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

To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund capital expenditures or to fund debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2009, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If NNN fails to maintain the adequacy of its internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, NNN may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for NNN to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company’s reported financial information, and the trading price of NNN’s shares could drop significantly.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the five year period commencing December 31, 2004 and ending December 31, 2009. The graph assumes an investment of $100 on December 31, 2004.

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$17.52	$19.48	$22.80	$21.59	$22.80
Low	12.26	14.95	15.85	18.87	12.26
Close	15.84	17.35	21.47	21.22	21.22

Dividends paid per share	0.375	0.375	0.375	0.375	1.500

2008

High	$23.66	$24.00	$24.57	$23.66	$24.57
Low	19.63	20.75	19.60	10.53	10.53
Close	22.05	20.90	23.95	17.19	17.19

Dividends paid per share	0.355	0.375	0.375	0.375	1.480

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2009		2008

Ordinary dividends	$1.495182	99.6788%	$1.480000	100.0000%
Capital gain	0.003051	0.2034%	-	-
Unrecaptured Section 1250 Gain	0.001767	0.1178%	-	-

	$1.500000	100.000%	$1.480000	100.0000%

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

In February 2010, NNN paid dividends to its stockholders of $31,026,000 or $0.375 per share of common stock.

On January 29, 2010, there were 1,857 stockholders of record of common stock.

Item 6.  Selected Financial Data

Historical Financial Highlights

(dollars in thousands, except per share data)

	2009	2008	2007	2006	2005

Gross revenues(1)	$243,932	$247,352	$208,629	$180,877	$151,831
Earnings from continuing operations	57,690	98,582	77,232	59,232	46,395
Earnings including noncontrolling interests	56,399	119,971	155,742	184,422	95,559
Net earnings attributable to NNN	54,810	117,153	154,599	181,800	89,400
Total assets	2,590,962	2,649,471	2,539,673	1,917,516	1,736,588
Total debt	987,346	1,027,391	1,049,154	890,127	861,045
Total stockholders’ equity	1,564,240	1,566,860	1,417,647	1,109,479	828,087
Cash dividends declared to:
Common stockholders	120,256	110,107	92,989	76,035	69,018
Series A preferred stockholders	-	-	-	4,376	4,008
Series B convertible preferred stockholders	-	-	-	419	1,675
Series C preferred stockholders	6,785	6,785	6,785	923	-
Weighted average common shares:
Basic	79,846,258	74,249,137	66,152,437	57,428,063	52,984,821
Diluted	79,953,499	74,344,231	66,263,980	57,965,508	54,418,806
Per share information:
Earnings from continuing operations:
Basic	$0.62	$1.23	$1.06	$0.89	$0.76
Diluted	0.61	1.23	1.06	0.89	0.77
Net earnings:
Basic	0.60	1.48	2.23	3.05	1.57
Diluted	0.60	1.48	2.22	3.03	1.56
Cash dividends declared to:
Common stockholders	1.50	1.48	1.40	1.32	1.30
Series A preferred stockholders	-	-	-	2.45625	2.25
Series B convertible preferred stockholders	-	-	-	41.875	167.50
Series C preferred depositary stockholders	1.84375	1.84375	1.84375	0.250955	-
Other data:
Cash flows provided by (used in):
Operating activities	$149,502	$237,459	$130,147	$1,676	$19,226
Investing activities	(28,063)	(256,304)	(536,717)	(90,099)	(230,783)
Financing activities	(108,840)	(6,028)	432,394	81,864	217,844
Funds from operations – diluted(2)	90,087	142,355	121,602	96,416	81,803

(1)	Gross revenues include revenues from NNN’s continuing and discontinued operations. In accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN has classified the revenues related to (i) all Investment Properties that were sold and leasehold interest which expired, (ii) all Inventory Properties which generated revenues prior to disposition, and (iii) all Investment and Inventory Properties which generated revenue and were held for sale at December 31, 2009, as discontinued operations.

(2)	The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under generally accepted accounting principles (“GAAP”). FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses) on the disposition of Investment Assets and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

FFO is generally considered by industry analysts to be the most appropriate measure of operating performance of real estate companies. FFO does not necessarily represent cash provided by operating activities in accordance with generally accepted accounting principles GAAP and should not be considered an alternative to net income as an indication of NNN’s operating performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers FFO an appropriate measure of operating performance of an equity REIT because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as an operating performance measure. NNN’s computation of FFO may differ from the methodology for calculating FFO used by other equity REITs, and therefore, may not be comparable to such other REITs.

NNN has earnings from discontinued operations in each of its segments, investment assets and inventory assets. All property dispositions from NNN’s investment segment are classified as discontinued operations. In addition, certain properties in NNN’s inventory segment that have generated revenues before disposition are classified as discontinued operations. These inventory properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in an increase in NNN’s reported total revenues and total and per share earnings from continuing operations and a decrease in NNN’s earnings from discontinued operations. However, NNN’s total and per share net earnings available to common stockholders is not affected.

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2009	2008	2007	2006	2005
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$54,810	$117,153	$154,599	$181,800	$89,400
Real estate depreciation and amortization:
Continuing operations	43,067	40,850	28,864	19,171	13,355
Discontinued operations	1,209	940	1,518	3,248	7,052
Partnership/joint venture real estate depreciation	178	177	31	463	606
Partnership gain on sale of asset	-	-	-	(262)	-
Gain on disposition of equity investment	-	-	-	(11,373)	-
Gain on disposition of investment assets	(2,392)	(9,980)	(56,625)	(91,332)	(9,816)
Extraordinary gain	-	-	-	-	(14,786)

FFO	96,872	149,140	128,387	101,715	85,811
Series A preferred stock dividends(1)	-	-	-	(4,376)	(4,008)
Series B convertible preferred stock dividends(1)	-	-	-	(419)	(1,675)
Series C preferred stock dividends	(6,785)	(6,785)	(6,785)	(923)	-

FFO available to common stockholders – basic	90,087	142,355	121,602	95,997	80,128
Series B convertible preferred stock dividends, if dilutive	-	-	-	419	1,675

FFO available to common stockholders – diluted	$90,087	$142,355	$121,602	$96,416	$81,803

(1)	The Series A and Series B preferred stock issuances are no longer outstanding.

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments), and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). Inventory Assets typically consist of two types of properties, property for development (“Development Properties or Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”).

As of December 31, 2009, NNN owned 1,015 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 11,373,000 square feet, located in 44 states. Approximately 96 percent of total properties in NNN’s Investment Portfolio was leased or operated at December 31, 2009. In addition, as of December 31, 2009, NNN had $41,976,000 in mortgages and notes receivable (including accrued interest receivable and structured finance investments) and $20,153,000 of commercial mortgage residual interests. As of December 31, 2009, NNN owned 19 Inventory Properties, of which 18 were Development Properties (12 completed Inventory and six land parcels) and one was an Exchange Property.

NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009.

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

NNN continues to maintain its diversification by tenant, geography and line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace which NNN believes represents an area of attractive investment opportunity. NNN also has some geographic concentration in the south and southeast which NNN believes are historically areas of above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.

During the years ended December 31, 2009, 2008 and 2007, Investment Properties have remained at least 96 percent leased. The Investment Portfolio’s average remaining lease term of 12 years has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

The poor current economic environment has made it more difficult and more expensive to obtain debt and equity capital, which will likely reduce the pace of investments in new acquisitions or developments as well as the volume of dispositions. Additionally, the poor economic and retail environment will result in more retailers filing for bankruptcy and will make it more difficult to lease properties, which may have an adverse impact on NNN’s occupancy.

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

Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and value of tenant relationships, based in each case on their relative fair values.

Real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:

Operating method  –  Leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight- line method over the terms of their respective leases. When scheduled rental revenue varies during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method  –  Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.

Real Estate  –  Inventory Portfolio.  The TRS acquires and/or develops and owns properties primarily for the purpose of selling the real estate. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the TRS. The TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the TRS also includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value.

Impairment  –  Real Estate.  Based upon the events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

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

Revenue Recognition.  Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance on accounting for leases, based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Adoption of New Accounting Standards with change in Accounting Principles.  Effective January 1, 2009, NNN adopted the new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The new guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s non-convertible debt borrowing rate. The debt component is to be recorded based upon the estimated fair value of non-convertible debt with similar terms. The resulting debt discount is amortized over the period during which the debt is outstanding as additional non-cash interest expense. The new guidance has been applied retrospectively.

Effective January 1, 2009, NNN adopted the new FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities which also required retrospective application. The adoption of the new guidance on convertible debt and share-based payments resulted in non-cash adjustments to the amounts and per share amounts.

Use of Estimates.  Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, the recoverability of the carrying value of long-lived assets, including the commercial mortgage residual interests, the recoverability of the income tax benefit, the collectibility of receivables from tenants, including accrued rental income and capitalized overhead relating to development projects. Actual results could differ from those estimates.

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio as of December 31:

	2009	2008	2007
Investment Properties Owned:
Number	1,015	1,005	908
Total gross leasable area (square feet)	11,373,000	11,251,000	10,610,000

Investment Properties:
Leased	966	972	892
Operated	12	-	-
Percent of Investment Properties – leased and operated	96%	97%	98%
Weighted average remaining lease term (years)	12	13	13
Total gross leasable area (square feet) – leased and operated	10,508,000	10,728,000	10,355,000

NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009.

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Investment Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2009:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2010	2.3%	36	408,000	2016	1.7%	13	240,000
2011	2.1%	21	389,000	2017	4.3%	27	676,000
2012	3.3%	34	484,000	2018	2.9%	24	345,000
2013	4.7%	39	849,000	2019	4.3%	42	632,000
2014	5.0%	44	622,000	Thereafter	66.3%	676	5,324,000
2015	3.1%	22	539,000

(1) Based on the annualized base rent for all leases in place as of December 31, 2009. (2) Approximate square feet.

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

	Lines of Trade	2009	2008	2007
1.	Convenience Stores	26.7%	25.7%	23.9%
2.	Restaurants – Full Service	9.2%	8.7%	10.3%
3.	Automotive Parts	6.8%	5.1%	4.9%
4.	Theaters	6.3%	6.1%	4.2%
5.	Automotive Service	5.7%	8.9%	5.2%
6.	Books	4.1%	4.0%	4.4%
7.	Drug Stores	4.1%	4.0%	5.0%
8.	Restaurants – Limited Service	3.5%	3.3%	3.7%
9.	Sporting Goods	3.2%	3.3%	3.9%
10.	Grocery	2.9%	2.6%	2.9%
	Other	27.5%	28.3%	31.6%

		100.0%	100.0%	100.0%

(1) Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located in as of December 31, 2009:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	210	20.1%
2.	Florida	85	10.0%
3.	Illinois	39	7.0%
4.	North Carolina	62	6.3%
5.	Georgia	57	5.5%
6.	Indiana	37	4.4%
7.	Pennsylvania	87	4.3%
8.	Ohio	31	3.8%
9.	Tennessee	30	3.1%
10.	Arizona	30	2.8%
	Other	347	32.7%

		1,015	100.0%

(1) Based on annualized base rent for all leases in place as of December 31, 2009.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2009	2008	2007
Acquisitions:
Number of Investment Properties	8	109	235
Gross leasable area (square feet)	290,000	868,000	2,205,000

Total dollars invested(1)	$36,335	$355,107	$696,682

(1) Includes dollars invested on projects under construction for each respective year.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2009	2008	2007
Number of properties	9	19	37
Gross leasable area (square feet)	234,000	290,000	997,000
Net sales proceeds	$15,621	$59,796	$146,041
Net gain	$2,392	$9,980	$56,625

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following table summarizes the number of properties held for sale in NNN’s Inventory Portfolio as of December 31:

	2009	2008	2007
Development Portfolio:
Completed Inventory Properties	12	11	8
Properties under construction	-	1	9
Land parcels	6	7	6

	18	19	23

Exchange Portfolio:
Inventory Properties	1	13	33

Total Inventory Properties	19	32	56

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2009	2008	2007
Development Portfolio:
Number of properties acquired	2	3	3
Dollars invested(1)	$2,633	$9,545	$64,694

Exchange Portfolio:
Number of properties acquired	-	4	23
Dollars invested	$-	$19,994	$105,152
Total dollars invested	$2,633	$29,539	$169,846

(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2009		2008		2007
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Development(1)	3	$569	6	$4,751	13	$5,125
Exchange	1	12	19	4,607	58	5,888

	4	$581	25	$9,358	71	$11,013

(1) Net of noncontrolling interests.

Revenue from Continuing Operations Analysis

General.  During the year ended December 31, 2009, NNN’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). NNN anticipates any significant increase in rental income will continue to come primarily from additional property acquisitions.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

				Percent of Total			2009 Versus 2008 Percent Increase (Decrease)	2008 Versus 2007 Percent Increase (Decrease)
	2009	2008	2007	2009	2008	2007
Rental Income(1)	$214,625	$210,684	$163,669	92.6%	92.4%	91.2%	1.9%	28.7%
Real estate expense reimbursement from tenants	8,387	7,012	5,591	3.6%	3.1%	3.1%	19.6%	25.4%
Interest and other income from real estate transactions	4,535	5,804	5,268	2.0%	2.5%	3.0%	(21.9)%	10.2%
Interest income on commercial mortgage residual interests	4,252	4,636	4,882	1.8%	2.0%	2.7%	(8.3)%	(5.0)%

Total revenues from continuing operations	$231,799	$228,136	$179,410	100.0%	100.0%	100.0%	1.6%	27.2%

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

				Percent of Total			2009 Versus 2008 Percent Increase (Decrease)	2008 Versus 2007 Percent Increase (Decrease)
	2009	2008	2007	2009	2008	2007
Investment Assets	$231,623	$228,009	$179,079	99.9%	99.9%	99.8%	1.6%	27.3%
Inventory Assets	176	127	331	0.1%	0.1%	0.2%	38.6%	(61.6)%

Total revenues	$231,799	$228,136	$179,410	100.0%	100.0%	100.0%	1.6%	27.2%

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008.

Rental Income.  Rental Income increased for the year ended December 31, 2009, as compared to 2008, due to a full year of Rental Income from the 109 Investment Properties with an aggregate gross leasable area of 868,000 square feet which were acquired during 2008. Additionally, eight Investment Properties were acquired in 2009 with an aggregate gross leasable area of 290,000 square feet. In addition, NNN recorded $5,072,000 as compared to $2,671,000 in lease termination fees and rent settlement fees during the years ended December 31, 2009 and 2008, respectively.

Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2009, as compared to 2008. The increase is attributable to the reimbursements from certain properties acquired in 2008 as well as reimbursements resulting from the re-leasing of existing vacancies.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2009, as compared to 2008, primarily due to a lower weighted average principal balance on NNN’s mortgages receivable and structured finance investments during the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, the weighted average outstanding principal balance on NNN’s mortgages receivable and structured finance investments was $38,968,000 and $57,475,000, respectively.

Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) decreased for the year ended December 31, 2009, as compared to December 31, 2008 but remained stable as a percent of total revenue from continuing operations. The decrease in interest income on Residuals is primarily the result of the increase in the loan delinquencies and asset amortization, which is partially offset by a decrease in loan prepayments.

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

Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants remained consistent as a percentage of total revenues from continuing operations. The increase for the year ended December 31, 2008, as compared to 2007, was attributable to a full year of reimbursements from certain tenants acquired in 2007 and the reimbursements from newly acquired properties in 2008.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions increased slightly for the year ended December 31, 2008, as compared to 2007. The increase was primarily due to an increase in the weighted average outstanding principal balance on NNN’s mortgages receivable balance. For the year ended December 31, 2008 and 2007, the weighted average outstanding principal balance on NNN’s mortgages receivable was $57,475,000 and $47,705,000, respectively. The increase was partially offset by a decrease in interest income earned on the structured finance investments. For the years ended December 31, 2008 and 2007, the weighted average outstanding principal balance on NNN’s structured finance investments was $8,614,000 and $16,795,000, respectively.

Interest Income on Commercial Mortgage Residual Interests.  Interest income on the Residuals for the year ended December 31, 2008, as compared to December 31, 2007, decreased slightly as a result of lower outstanding loan balances. The decrease was partially offset by an increase in interest income due to the increase in the discount rate from 17% to 25% during the third quarter of 2007.

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

Analysis of Expenses from Continuing Operations

General.  During 2009, operating expenses from continuing operations increased primarily due to the impairments recorded on real estate. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2009	2008	2007
General and administrative	$21,776	$24,878	$23,565
Real estate	13,684	10,007	7,805
Depreciation and amortization	46,769	44,181	31,340
Impairment – real estate	28,114	1,234	416
Impairment – commercial mortgage residual interests valuation	498	758	638
Restructuring costs	731	-	-

Total operating expenses	$111,572	$81,058	$63,764

Interest and other income	$(1,375)	$(3,748)	$(4,751)
Interest expense	62,151	63,964	51,846
Loss on interest rate hedge	-	804	-

Total other expenses (revenues)	$60,776	$61,020	$47,095

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2009 Versus 2008 Percent Increase (Decrease)	2008 Versus 2007 Percent Increase (Decrease)
	2009	2008	2007	2009	2008	2007
General and administrative	19.5%	30.7%	37.0%	9.4%	10.9%	13.1%	(12.5)%	5.6%
Real estate	12.3%	12.4%	12.2%	5.9%	4.4%	4.4%	36.7%	28.2%
Depreciation and amortization	41.9%	54.5%	49.1%	20.2%	19.4%	17.5%	5.9%	41.0%
Impairment – real estate	25.2%	1.5%	0.7%	12.1%	0.5%	0.2%	2,178.3%	196.6%
Impairment – commercial mortgage residual interests valuation adjustment	0.4%	0.9%	1.0%	0.2%	0.3%	0.4%	(34.3)%	18.8%
Restructuring costs	0.7%	-	-	0.3%	-	-	N/C(1)	-

Total operating expenses	100.0%	100.0%	100.0%	48.1%	35.5%	35.6%	37.6%	27.1%

Interest and other income	(2.3)%	(6.1)%	(10.1)%	(0.6)%	(1.7)%	(2.7)%	(63.3)%	(21.1)%
Interest expense	102.3%	104.8%	110.1%	26.8%	28.0%	28.9%	(2.8)%	23.4%
Loss on interest rate hedge	-	1.3%	-	-	0.4%	-	(100.0)%	N/C(1)

Total other expenses (revenues)	100.0%	100.0%	100.0%	26.2%	26.7%	26.2%	(0.4)%	29.6%

(1) Not calculable (“N/C”)

Comparison of Year End December 31, 2009 to Year Ended December 31, 2008.

General and Administrative Expenses.  General and administrative expenses decreased for the year ended December 31, 2009, as compared to the same period in 2008 and decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in general and administrative expenses for the year ended December 31, 2009, is primarily attributable to a decrease in compensation of personnel and a decrease in lost pursuit costs.

Real Estate.  Real estate expenses remained fairly stable as a percentage of total operating expenses, but increased as a percentage of revenues from continuing operations for the year ended December 31, 2009, as compared to the same period in 2008. The increase in real estate expenses for the year ended December 31, 2009, is primarily attributable to an increase in tenant reimbursable real estate expenses from 2008 acquisitions as well as an increase in expenses related to un-leased properties.

Depreciation and Amortization.  Depreciation and amortization expenses decreased as a percentage of total operating expenses and increased as a percentage of revenues from continuing operations for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The dollar increase is primarily a result of depreciation recognized on the 109 Investment Properties with an aggregate gross leasable area of 868,000 square feet acquired in 2008. This increase is partially offset by the additional amortization in connection with the termination of certain leases during 2008.

Impairment  –  Real Estate.  Based upon the events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. As a result of the Company’s review of long-lived assets for impairments, for the years ended December 31, 2009, and 2008, NNN recorded real estate impairments totaling $28,114,000 and $1,234,000, respectively.

Impairment  –  Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2009 and 2008, NNN recorded an other than temporary valuation adjustment of $498,000 and $758,000 respectively, as a reduction of earnings from operations.

Restructuring Costs.  During the year ended December 31, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during 2008.

Interest Expense.  Interest expense decreased for the year ended December 31, 2009, as compared to the same period in 2008, and decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in interest expense is primarily attributable to a decrease of $99,907,000 in weighted average long-term debt outstanding.

The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $2,500,000 and $8,500,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192% in May 2009 and February 2009, respectively,

(ii)	repurchase of $3,800,000, $5,000,000 and $25,000,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in March 2009, January 2009 and November 2008, respectively,

(iii)	issuance of $234,035,000 of convertible notes payable due June 2028, with an effective interest rate of 7.192% in March 2008,

(iv)	payoff of the $100,000,000 7.125% notes payable in March 2008,

(v)	payoff of the $12,000,000 10.00% secured note payable in February 2008,

(vi)	the decrease of $78,860,000 in the weighted average debt outstanding on the Credit Facility for year ended December 31, 2009 as compared to 2008, and

(vii)	the decrease in weighted average interest rate on the Credit Facility from 3.83% during the year ended December 31, 2008, to 1.19% during the year ended December 31, 2009.

Comparison of Year End December 31, 2008 to Year Ended December 31, 2007.

General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2008, as compared to the same period in 2007, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in the amount of general and administrative expenses for the year ended December 31, 2008, is primarily related to an increase in lost pursuit costs.

Real Estate.  Real estate expenses remained stable as a percentage of revenues from continuing operations, but increased slightly as a percentage of total operating expenses for the year ended December 31, 2008, as compared to the same period in 2007. The increase in real estate expenses for the year ended December 31, 2008, is primarily attributable to an increase in tenant reimbursable real estate expenses related to newly acquired Investment Properties as well as an increase in expenses related to vacant properties.

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

Impairment – Real Estate.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the years ended December 31, 2008 and 2007, $1,234,000 and $416,000 of real estate impairments were recorded, respectively.

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

The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $25,000,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in November 2008,

(ii)	issuance of $234,035,000 of convertible notes payable due June 2028, with an effective interest rate of 7.192% in March 2008,

(iii)	payoff of the $100,000,000 7.125% notes payable in March 2008,

(iv)	payoff of the $12,000,000 10.00% secured note payable in February 2008,

(v)	payoff of $26,041,000 10-year financing lease obligation with interest rate of 5.00% in November 2007,

(vi)	payoff of the $10,500,000 10.00% secured note in December 2007,

(vii)	payoff of the $20,800,000 variable rate term note in October 2007,

(viii)	repayment of mortgage in September 2007, with balance of $7,305,000 at December 31, 2006, and an interest rate of 7.37%,
(ix)	issuance of $250,000,000 of notes payable due October 2017, with an effective interest rate of 6.92% in September 2007,

(x)	decrease of $5,403,000 in the weighted average debt outstanding on the revolving Credit Facility for the year ended December 31, 2008, as compared to the same period in 2007, and

(xi)	decrease in weighted average interest rate on the revolving Credit Facility from 6.24% for the period ended December 31, 2007, to 3.83% for the period ended December 31, 2008.

Discontinued Operations

Earnings (Loss)

NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired or were terminated and any Investment Properties that were held for sale at December 31, 2009. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2009			2008			2007
	# of Sold Properties	Gain	Earnings/ (Loss)	# of Sold Properties	Gain	Earnings/ (Loss)	# of Sold Properties	Gain	Earnings/ (Loss)
Investment Assets	9	2,392	260	19	$9,980	$12,112	37	$56,625	$68,976
Inventory Assets	2	558	(1,551)	24	9,347	9,277	69	10,681	9,534
Noncontrolling interests	-	-	(47)	-	-	(2,927)	-	-	(1,299)

	11	2,950	(1,338)	43	$19,327	$18,462	106	$67,306	$77,211

NNN periodically sells Investment Properties and may reinvest the sales proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Impairment—Real Estate.  NNN periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive price. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the years ended December 31, 2009, 2008, and 2007, NNN recognized real estate impairments on discontinued operations of $6,400,000, $4,426,000, and $1,554,000, respectively.

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

Liquidity

General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable (including structured finance investments); (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.

NNN expects to meet these requirements (other than amounts required for additional property investments, mortgages and notes receivables, including structured finance investments) through cash provided from operations and NNN’s Credit Facility. NNN utilizes the Credit Facility to meet its short-term working capital requirements. As of December 31, 2009, no balance was outstanding and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000. NNN anticipates that any additional investments in properties, mortgages and notes receivables and structured finance investments during the next 12 months will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (in thousands):

	2009	2008	2007
Cash and cash equivalents:
Provided by operating activities	$149,502	$237,459	$130,147
Used in investing activities	(28,063)	(256,304)	(536,717)
Provided by (used in) financing activities	(108,840)	(6,028)	432,394

Increase (decrease)	12,599	(24,873)	25,824
Net cash at beginning of period	2,626	27,499	1,675

Net cash at end of period	$15,225	$2,626	$27,499

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and acquisition and disposition of its Inventory Properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the years ended December 31, 2009, 2008 and 2007, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the year ended December 31, 2009, included the following significant transactions:

•	$8,588,000 in net payments on the repurchase of $11,000,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192%,

•	$6,994,000 in net payments on the repurchase of $8,800,000 of convertible notes payable due September 2026 with an effective interest rate of 5.84%,

•	$120,256,000 in dividends paid to common stockholders,

•	$6,785,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$67,354,000 in net proceeds from the issuance of 3,766,452 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$26,500,000 in net payments on NNN’s Credit Facility.

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

NNN typically funds its short-term liquidity requirements including investments in additional Investment Properties with cash from its Credit Facility. As of December 31, 2009, no balance was outstanding and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

For the year ended December 31, 2009, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 37 percent and the secured indebtedness to total gross assets was approximately one percent. The total debt to total market capitalization was approximately 36 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2009. There was no outstanding balance on the Credit Facility at December 31, 2009. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2009.

	Expected Maturity Date (dollars in thousands)
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt(1)	$1,007,025	$21,022	$139,798	$69,290	$223,898	$150,881	$402,136
Operating lease	4,557	891	917	945	973	831	-

Total contractual cash obligations(2)	$1,011,582	$21,913	$140,715	$70,235	$224,871	$151,712	$402,136

(1) Includes amounts outstanding under the mortgages payable, convertible notes payable and notes payable and excludes unamortized note discounts. (2) Excludes $7,471 of accrued interest payable.

In addition to the contractual obligations outlined above, in connection with the development of two Investment Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $14,651,000. As of December 31, 2009, NNN had funded $12,261,000 of this commitment, with $2,390,000 remaining to be funded. As of December 31, 2009, NNN did not have any funding commitments relating to the development of Inventory Properties.

As of December 31, 2009, NNN had outstanding letters of credit totaling $653,000 under its Credit Facility.

As of December 31, 2009, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

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

The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of December 31, 2009, NNN owned 37 vacant, un-leased Investment Properties (including two vacant land parcels) which accounted for approximately four percent of total Investment Properties held in NNN’s Investment Portfolio. Additionally, as of January 31, 2010, one Investment Property is leased to a tenant that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, this tenant has the right to reject or affirm its leases with NNN.

In May 2008, one of NNN’s tenants, Uni-Mart, Inc. (“Uni-Mart”), which leased 77 properties, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. During the year ended December 31, 2008, Uni-Mart elected to reject the leases of 16 properties owned by NNN. NNN had re-leased 15 of the 16 properties as of December 31, 2009. On April 1, 2009, Uni-Mart rejected the leases of 36 additional properties. All of the 36 properties were subject to subleases with convenience store operators and all of the subleases with the operators were assigned from Uni-Mart to NNN effective April 1, 2009. On April 30, 2009, Uni-Mart assumed all of the remaining leases for 24 properties between Uni-Mart and NNN. In January 2010, these leases were assigned from Uni-Mart to other operators, and NNN no longer has any leases with Uni-Mart as of January 8, 2010. For the years ended December 31, 2009 and 2008, NNN recorded $3,371,000 and $2,421,000, respectively, of income in connection with the Uni-Mart bankruptcy rent settlement.

On April 20, 2009, one of NNN’s tenants, Titlemax Holdings, LLC and its affiliated companies (collectively, “Titlemax”), which leased 30 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. On February 3, 2010, Titlemax assumed all of its leases with NNN.

Dividends.  NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect NNN’s income and ability to pay dividends.

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2009, 2008 and 2007, NNN declared and paid dividends to its common stockholders of $120,256,000, $110,107,000, and $92,989,000, respectively, or $1.50, $1.48 and $1.40 per share, respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2009		2008		2007

Ordinary dividends	$1.495182	99.6788%	$1.480000	100.000%	$1.397402	99.8144%
Qualified dividends	-	-	-	-	0.000414	0.0296%
Capital gain	0.003051	0.2034%	-	-	0.002184	0.1560%
Unrecaptured Section 1250 Gain	0.001767	0.1178%	-	-	-	-

	$1.500000	100.000%	$1.480000	100.000%	$1.400000	100.0000%

In February 2010, NNN paid dividends to its common stockholders of $31,026,000, or $0.375 per share of common stock.

Holders of NNN’s preferred stock issuance are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the issuance of NNN’s preferred stock:

Non Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2009	Liquidation Preference Per Share	Fixed Annual Cash Distribution (per share)

7.375% Series C(1)	3,680,000	25.00	1.84375

(1)

In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock. See “Capital Resources – Debt and Equity Securities.”

NNN declared and paid dividends to its Series C Preferred stockholders of $6,785,000 or $1.84375 per depository share during each of the years ended December 31, 2009, 2008 and 2007. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Capital Resources

Generally, cash needs for property acquisitions, mortgages and notes receivable investments, debt payments, dividends, structured finance investments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for other items have been met from operations. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt

The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2009	Percentage of Total	2008	Percentage of Total

Line of credit payable	$-	-	$26,500	2.6%
Mortgages payable	25,290	2.6%	26,290	2.6%
Notes payable – convertible	343,380	34.8%	356,122	34.6%
Notes payable	618,676	62.6%	618,479	60.2%

Total outstanding debt	$987,346	100.0%	$1,027,391	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable.  NNN’s $400,000,000 revolving Credit Facility had a weighted average outstanding balance of $10,824,000 and a weighted average interest rate of 1.19% during the year ended December 31, 2009. In November 2009, NNN entered into a credit agreement for a new $400,000,000 credit facility, replacing the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility matures November 2012, with an option to extend maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $500,000,000. As of December 31, 2009, no balance was outstanding, and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2009, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operation.

Mortgages Payable.  The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2009	2008

December 1999(4)	$350	8.50%	December 2009	$-	$-	$49
December 2001(2)	623	9.00%	April 2014	820	267	315
December 2001(2)	698	9.00%	April 2019	1,247	392	418
December 2001(2)	485	9.00%	April 2019	1,215	201	214
June 2002	21,000	6.90%	July 2012	24,505	19,170	19,477
February 2004(2)	6,952	6.90%	January 2017	11,764	4,554	5,036
March 2005(2)	1,015	8.14%	September 2016	1,341	706	781

				$40,892	$25,290	$26,290

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2009.
(2)

Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(4)	In December 2009, upon maturity NNN repaid the outstanding principal balance and the property was released from the mortgage lien. This was a self-amortizing mortgage.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028

Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at December 31, 2009	$138,700		$223,035

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

(3)	Includes $48, $66 and $349 of note costs which were written off in connection with the repurchase of $3,800, $5,000 and $25,000 of the 2026 Notes, respectively.
(4)	The conversion rate per $1 principal amount was 41.6750 shares of NNN’s common stock, which is equivalent to a conversion price of $23.9952 per share of common stock.
(5)	The conversion rate per $1 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4156 per share of common stock.
(6)	NNN repurchased $2,500 and $8,500 in May 2009 and February 2009, respectively, for a purchase price of $2,049 and $6,539, respectively, resulting in a gain of $342 and $1,525, respectively.
(7)	Includes $48 and $171 of note costs which were written off in connection with the repurchase of $2,500 and $8,500 of the 2028 Notes, respectively.
(8)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

In connection with the note and convertible note offerings, NNN incurred debt issuance costs totaling $5,459,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2009, NNN was in compliance with those covenants.

NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

In March 2008, NNN repaid the 7.125% $100,000,000 notes that were due in March 2008.

Debt and Equity Securities

NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions. NNN has maintained investment grade debt ratings from Standard and Poor’s, Moody’s Investor Service and Fitch Ratings on its senior, unsecured debt since 1998. In June 2008, NNN’s debt rating was upgraded by Moody’s Investor Service. In February 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.

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

Dividend Reinvestment and Stock Purchase Plan.  In June 2009, NNN filed a shelf registration statement which was automatically effective, with the Commission for its DRIP, which permits the issuance by NNN of 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP for each of the years ended December 31 (dollars in thousands):

	2009	2008	2007

Shares of common stock	3,766,452	2,146,640	2,645,257
Net proceeds	$67,354	$47,372	$62,980

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Mortgages and Notes Receivable.

Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2009	2008

Mortgages and notes receivable	$41,707	$55,495
Structured finance investments	-	4,514
Accrued interest receivable	269	387
Unamortized premium	-	84

	41,976	60,480
Less loan origination fees, net	-	(8)

	$41,976	$60,472

Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate.

Commercial Mortgage Residual Interests.

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted carrying value of the Residuals to reflect such fair value at December 31, 2009. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2009	2008

Discount rate	25%	25%
Average life equivalent CPR speeds range	14.5% to 20.7% CPR	31.7% to 39.4% CPR
Foreclosures:
Frequency curve default model	6% average rate	1.1% maximum rate
Loss severity of loans in foreclosure	20%	10%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2009	2008	2007

Unrealized gains	$-	$2,009	$-
Unrealized losses	1,640	-	326
Other than temporary valuation impairment	498	758	638

Business Combination.

In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2009, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2009 and 2008. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2009. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of December 31, 2009. The weighted average rate for the Credit Facility for the year ended December 31, 2009 was 1.19%. The fair value of the Credit Facility as of December 31, 2009 and 2008 was $0 and $26,500,000, respectively. The table incorporates only those debt obligations that existed as of December 31, 2009; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by one percent for the year ended December 31, 2009.

Fixed Rate Debt Obligations (dollars in thousands)
	Mortgages		Unsecured Debt(1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2010	$1,022	7.19%	$19,987	8.60%
2011	1,098	7.20%	134,421	5.84%
2012	19,290	6.92%	49,909	7.83%
2013	863	7.35%	208,960	7.19%
2014	880	7.27%	149,771	5.91%
Thereafter	2,137	7.36%	399,008	6.65%

Total	$25,290	7.01%	$962,056	6.64%

Fair Value:
December 31, 2009	$25,290		$987,275

December 31, 2008	$26,290		$709,944

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg software to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $20,153,000 and $22,000,000 as of December 31, 2009 and 2008, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries

We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Miami, Florida

February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Property Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

Miami, Florida

February 25, 2010

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2009	December 31, 2008

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,329,827	$2,373,878
Accounted for using the direct financing method	31,317	31,240
Real estate, Inventory Portfolio, held for sale	72,423	85,122
Investment in unconsolidated affiliate	4,703	4,927
Mortgages, notes and accrued interest receivable, net of allowance	41,976	60,472
Commercial mortgage residual interests	20,153	22,000
Cash and cash equivalents	15,225	2,626
Receivables, net of allowance of $583 and $4,003, respectively	1,946	3,612
Accrued rental income, net of allowance of $2,875 and $4,144, respectively	25,745	23,972
Debt costs, net of accumulated amortization of $10,008 and $12,852, respectively	13,884	11,342
Other assets	33,763	30,280

Total assets	$2,590,962	$2,649,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

Line of credit payable	$-	$26,500
Mortgages payable	25,290	26,290
Notes payable – convertible, net of unamortized discount of $18,355 and $25,413, respectively	343,380	356,122
Notes payable, net of unamortized discount of $1,324 and $1,521, respectively	618,676	618,479
Accrued interest payable	7,471	7,608
Other liabilities	29,283	45,526

Total liabilities	1,024,100	1,080,525

Commitments and contingencies (Note 26)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 82,427,560 and 78,340,428 shares issued and outstanding, respectively	825	784
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,408,491	1,337,018
Retained earnings	62,413	134,644
Accumulated other comprehensive income	511	2,414

Total stockholders’ equity of National Retail Properties, Inc.	1,564,240	1,566,860
Noncontrolling interests	2,622	2,086

Total equity	1,566,862	1,568,946

Total liabilities and equity	$2,590,962	$2,649,471

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Rental income from operating leases	$210,215	$206,477	$159,065
Earned income from direct financing leases	3,070	3,103	3,221
Percentage rent	1,340	1,104	1,383
Real estate expense reimbursement from tenants	8,387	7,012	5,591
Interest and other income from real estate transactions	4,535	5,804	5,268
Interest income on commercial mortgage residual interests	4,252	4,636	4,882

	231,799	228,136	179,410

Disposition of real estate, Inventory Portfolio:
Gross proceeds	953	4,900	1,750
Costs	(916)	(4,879)	(1,418)

Gain	37	21	332

Retail operations:
Revenues	15,595	-	-
Operating expenses	(15,176)	-	-

Net	419	-	-

Operating expenses:
General and administrative	21,776	24,878	23,565
Real estate	13,684	10,007	7,805
Depreciation and amortization	46,769	44,181	31,340
Impairment – real estate	28,114	1,234	416
Impairment – commercial mortgage residual interests valuation adjustment	498	758	638
Restructuring costs	731	-	-

	111,572	81,058	63,764

Earnings from operations	120,683	147,099	115,978

Other expenses (revenues):
Interest and other income	(1,375)	(3,748)	(4,751)
Interest expense	62,151	63,964	51,846
Loss on interest rate hedge	-	804	-

	60,776	61,020	47,095

Earnings from continuing operations before income tax benefit, equity in earnings of unconsolidated affiliate, loss on note receivable foreclosure and gain on extinguishment of debt	59,907	86,079	68,883
Income tax benefit	1,126	7,178	8,300
Equity in earnings of unconsolidated affiliate	421	364	49
Loss on note receivable foreclosure	(7,196)	-	-
Gain on extinguishment of debt	3,432	4,961	-

Earnings from continuing operations	57,690	98,582	77,232

Earnings (loss) from discontinued operations (Note 18):
Real estate, Investment Portfolio	260	12,112	68,976
Real estate, Inventory Portfolio, net of income tax expense	(1,551)	9,277	9,534

	(1,291)	21,389	78,510

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Earnings including noncontrolling interests	$56,399	$119,971	$155,742
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(1,542)	109	156
Discontinued operations	(47)	(2,927)	(1,299)

	(1,589)	(2,818)	(1,143)

Net earnings attributable to National Retail Properties, Inc.	54,810	117,153	154,599
Other comprehensive income	(1,903)	1,688	(3,622)

Total comprehensive income	$52,907	$118,841	$150,977

Net earnings attributable to National Retail Properties, Inc.	$54,810	$117,153	$154,599
Series C preferred stock dividends	(6,785)	(6,785)	(6,785)

Net earnings attributable to common stockholders	$48,025	$110,368	$147,814

Net earnings per share of common stock:
Basic:
Continuing operations	$0.62	$1.23	$1.06
Discontinued operations	(0.02)	0.25	1.17

Net earnings	$0.60	$1.48	$2.23

Diluted:
Continuing operations	$0.61	$1.23	$1.06
Discontinued operations	(0.01)	0.25	1.16

Net earnings	$0.60	$1.48	$2.22

Weighted average number of common shares outstanding:
Basic	79,846,258	74,249,137	66,152,437

Diluted	79,953,499	74,344,231	66,263,980

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2006	$44,540	$92,000	$598	$888,085	$79,558	$4,698	$1,109,479	$1,619	$1,111,098

Net earnings	-	-	-	-	154,599	-	154,599	1,143	155,742
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	-	(6,785)	-	(6,785)	-	(6,785)
$1.40 per share of common stock	-	-	6	13,947	(92,989)	-	(79,036)	-	(79,036)
Redemption of 1,781,589 shares of Series A preferred stock	(44,540)	-	-	-	-	-	(44,540)	-	(44,540)
Issuance of common stock:
9,861,323 shares	-	-	98	247,643	-	-	247,741	-	247,741
2,054,805 shares – discounted stock purchase program	-	-	21	49,006	-	-	49,027	-	49,027
Issuance of 198,119 shares of restricted common stock	-	-	2	(2)	-	-	-	-	-
Stock issuance costs	-	-	-	(11,206)	-	-	(11,206)	-	(11,206)
Amortization of deferred compensation	-	-	-	2,091	-	-	2,091	-	2,091
Interest rate hedge termination	-	-	-	-	-	(3,119)	(3,119)	-	(3,119)
Amortization of interest rate hedges	-	-	-	-	-	(309)	(309)	-	(309)
Unrealized loss – commercial mortgage residual interests	-	-	-	-	-	(427)	(427)	101	(326)
Stock value adjustment	-	-	-	-	-	132	132	-	132
Contributions from noncontrolling interests	-	-	-	-	-	-	-	155	155
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(62)	(62)

Balances at December 31, 2007	$-	$92,000	$725	$1,189,564	$134,383	$975	$1,417,647	$2,956	$1,420,603

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2007	$-	$92,000	$725	$1,189,564	$134,383	$975	$1,417,647	$2,956	$1,420,603

Net earnings	-	-	-	-	117,153	-	117,153	2,818	119,971
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	-	(6,785)	-	(6,785)	-	(6,785)
$1.48 per share of common stock	-	-	4	8,472	(110,107)	-	(101,631)	-	(101,631)
Issuance of common stock:
3,523,285 shares	-	-	35	80,633	-	-	80,668	-	80,668
1,753,201 shares – discounted stock purchase program	-	-	18	38,878	-	-	38,896	-	38,896
Issuance of 217,397 shares of restricted common stock	-	-	2	(2)	-	-	-	-	-
Stock issuance costs	-	-	-	(3,582)	-	-	(3,582)	-	(3,582)
Equity component of convertible debt	-	-	-	20,467	-	-	20,467	-	20,467
Amortization of deferred compensation	-	-	-	2,588	-	-	2,588	-	2,588
Interest rate hedge termination	-	-	-	-	-	(162)	(162)	-	(162)
Amortization of interest rate hedges	-	-	-	-	-	(109)	(109)	-	(109)
Unrealized gain – commercial mortgage residual interests	-	-	-	-	-	1,760	1,760	249	2,009
Stock value adjustment	-	-	-	-	-	(50)	(50)	-	(50)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	41	41
Distributions to noncontrolling interests	-	-	-	-	-		-	(5,483)	(5,483)
Other	-	-	-	-	-	-	-	1,505	1,505

Balances at December 31, 2008	$-	$92,000	$784	$1,337,018	$134,644	$2,414	$1,566,860	$2,086	$1,568,946
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except per share data)

	Series A Preferred Stock	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2008	$-	$92,000	$784	$1,337,018	$134,644	$2,414	$1,566,860	$2,086	$1,568,946

Net earnings	-	-	-	-	54,810	-	54,810	1,589	56,399
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	-	(6,785)	-	(6,785)	-	(6,785)
$1.50 per share of common stock	-	-	1	1,797	(120,256)	-	(118,458)	-	(118,458)
Issuance of common stock:
99,738 shares	-	-	1	1,435	-	-	1,436	-	1,436
3,664,182 shares – discounted stock purchase program	-	-	36	65,519	-	-	65,555	-	65,555
Issuance of 262,546 shares of restricted common stock	-	-	3	(3)	-	-	-	-	-
Stock issuance costs	-	-	-	(113)	-	-	(113)	-	(113)
Equity component of extinguishment of convertible debt	-	-	-	(795)	-	-	(795)	-	(795)
Amortization of deferred compensation	-	-	-	3,443	-	-	3,443	-	3,443
Amortization of interest rate hedges	-	-	-	-	-	(159)	(159)	-	(159)
Unrealized gain – commercial mortgage residual interests	-	-	-	-	-	(1,744)	(1,744)	104	(1,640)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	152	152
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(552)	(552)
Other	-	-	-	190	-	-	190	(757)	(567)

Balances at December 31, 2009	$-	$92,000	$825	$1,408,491	$62,413	$511	$1,564,240	$2,622	$1,566,862

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Earnings including noncontrolling interests	$56,399	$119,971	$155,742
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	4,172	3,299	2,604
Stock options expense – tax effect	190	-	-
Depreciation and amortization	48,485	45,347	32,927
Impairment – real estate	34,514	5,660	1,970
Impairment – commercial mortgage residual interests valuation	498	758	638
Amortization of notes payable discount	6,006	5,670	2,724
Amortization of deferred interest rate hedges	(159)	(162)	(309)
Equity in earnings of unconsolidated affiliates	(421)	(364)	(49)
Distributions received from unconsolidated affiliates	607	439	30
Gain on disposition of real estate, Investment Portfolio	(2,392)	(9,980)	(56,625)
Gain on extinguishment of debt	(3,432)	(4,961)	-
Loss on note receivable foreclosure	7,196	-	-
Gain on disposition of real estate, Inventory Portfolio	(595)	(12,665)	(12,133)
Deferred income taxes	(16,649)	(5,593)	(4,590)
Income tax valuation allowance	14,900	-	-
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(2,457)	(33,745)	(165,160)
Proceeds from disposition of real estate, Inventory Portfolio	6,276	128,785	160,173
Decrease in real estate leased to others using the direct financing method	1,378	1,195	2,130
Decrease (increase) in work in process	(786)	47	(4,217)
Increase in mortgages, notes and accrued interest receivable	(10)	(217)	(301)
Decrease in receivables	941	243	3,924
Increase in commercial mortgage residual interests	(291)	-	-
Increase in accrued rental income	(2,061)	(978)	(2,631)
Decrease (increase) in other assets	(172)	951	3,615
Increase (decrease) in accrued interest payable	(137)	(3,635)	5,254
Increase (decrease) in other liabilities	(2,930)	(1,463)	4,510
Increase (decrease) in current tax liability	432	(1,143)	(79)

Net cash provided by operating activities	149,502	237,459	130,147

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	14,588	60,027	136,295
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(44,433)	(352,618)	(677,101)
Investment in unconsolidated affiliate	-	(901)	(4,156)
Increase in mortgages and notes receivable	(959)	(29,934)	(44,888)
Principal payments on mortgages and notes receivable	4,009	64,589	19,862
Cash received from commercial mortgage residual interests	-	3,591	6,208
Restricted cash	-	-	36,587
Payment of lease costs	(451)	(922)	(2,912)
Other	(817)	(136)	(6,612)

Net cash used in investing activities	(28,063)	(256,304)	(536,717)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from financing activities:
Proceeds from line of credit payable	$132,400	$516,000	$662,300
Repayment of line of credit payable	(158,900)	(619,300)	(560,500)
Repayment of mortgages payable	(1,000)	(1,190)	(8,412)
Proceeds from notes payable – convertible	-	234,035	-
Repurchase of notes payable – convertible – debt component	(14,785)	(18,420)	-
Repurchase of notes payable – convertible – equity component	(795)	(768)	-
Repayment of notes payable – secured	-	(12,000)	(33,300)
Proceeds from notes payable	-	-	249,122
Repayment of notes payable	-	(100,000)	-
Payment of interest rate hedge	-	-	(3,228)
Payment of debt costs	(6,275)	(5,813)	(2,453)
Repayment of financing lease obligation	-	-	(26,007)
Proceeds from issuance of common stock	68,060	127,328	310,208
Redemption of 1,781,589 shares of Series A preferred stock	-	-	(44,540)
Payment of Series C preferred stock dividends	(6,785)	(6,785)	(6,785)
Payment of common stock dividends	(120,256)	(110,107)	(92,989)
Noncontrolling interest distributions	(552)	(5,483)	(62)
Noncontrolling interest contributions	152	41	155
Stock issuance costs	(104)	(3,566)	(11,115)

Net cash provided by (used in) financing activities	(108,840)	(6,028)	432,394

Net increase (decrease) in cash and cash equivalents	12,599	(24,873)	25,824
Cash and cash equivalents at beginning of year	2,626	27,499	1,675

Cash and cash equivalents at end of year	$15,225	$2,626	$27,499

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$61,475	$69,395	$51,824

Taxes paid (received)	$(63)	$3,441	$1,375

Supplemental disclosure of non-cash investing and financing activities:
Issued 262,546, 225,517 and 211,118 shares of restricted and unrestricted common stock in 2009, 2008 and 2007, respectively, pursuant to NNN’s performance incentive plan	$4,290	$3,796	$4,323

Issued 6,594, 12,766 and 7,750 shares of common stock in 2009, 2008 and 2007, respectively, to directors pursuant to NNN’s performance incentive plan	$118	$262	$182

Issued 41,604, 26,879 and 16,346 shares of common stock in 2009, 2008 and 2007, respectively, pursuant to NNN’s Deferred Director Fee Plan	$611	$449	$331

Surrender of 2,520 and 8,600 shares of restricted common stock in 2008 and 2007, respectively	$-	$58	$182

Change in other comprehensive income	$(1,903)	$1,439	$(3,723)

Change in lease classification (direct financing lease to operating lease)	$-	$300	$-

Transfer of real estate from Inventory Portfolio to Investment Portfolio	$16,058	$29,948	$14,845

Note and mortgage receivable accepted in connection with real estate transactions	$1,550	$24,245	$9,747

Interest rate hedge	$-	$-	$109

Real estate acquired in connection with note receivable foreclosure	$4,240	$2,497	$-

Assets received in note receivable foreclosure	$5,527	$-	$-

Note receivable foreclosures	$(17,013)	$-	$-

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Note 1 – Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable (including structured finance investments) on the consolidated balance sheets and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, manages and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). As of December 31, 2009, NNN owned 1,015 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of 11,373,000 square feet, located in 44 states. In addition, as of December 31, 2009, NNN’s Investment Assets included $41,976,000 in mortgages, notes and interest receivable (including structured finance investments) and $20,153,000 in commercial mortgage residual interests. The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). Inventory Assets typically consist of two types of properties, property for development and improved properties. As of December 31, 2009, NNN owned 19 Inventory Properties.

Principles of Consolidation – NNN’s consolidated financial statements include the accounts of each of the respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated. NNN applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by NNN due to the significance of rights held by other parties.

The TRS develops real estate through various joint venture development affiliate agreements. NNN consolidates the joint venture development entities listed in the table below based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a noncontrolling interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of December 31, 2009:

Date of Agreement	Entity Name	TRS’ Ownership %
November 2002	WG Grand Prairie TX, LLC	60%
February 2003	Gator Pearson, LLC	50%
February 2006	CNLRS BEP, L.P.	50%
February 2006	CNLRS Rockwall, L.P.	50%
September 2006	NNN Harrison Crossing, L.P.	50%
September 2006	CNLRS RGI Bonita Springs, LLC	50%

In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, LP.

Real Estate – Investment Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

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

Real Estate – Inventory Portfolio – The TRS acquires and/or develops and owns properties primarily for the purpose of selling the real estate. The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been, or are currently being, constructed by the TRS. The TRS records the acquisition of the real estate at cost, including the acquisition and closing costs. The cost of the real estate developed by the TRS includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value. In accordance with the FASB guidance included in Real Estate, the TRS classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated.

Impairment – Real Estate – Based upon events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market condition, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive price. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Real Estate Dispositions – When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the FASB guidance included in Real Estate Sales, provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and NNN no longer has a continuing obligation to provide services to the former tenants.

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

Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting.

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

Goodwill – Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the assets acquired and the liabilities assumed. In accordance with the FASB guidance included in Goodwill, NNN performs impairment testing on goodwill annually. The impairment test compares the fair value of goodwill to its carrying amount.

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

Revenue Recognition – Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases, based on the terms of the lease at the time of acquisition of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.

Earnings Per Share – Earnings per share have been computed pursuant to the FASB guidance included in Earnings Per Share. Effective January 1, 2009, the guidance requires classification of the Company’s unvested restricted share units which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method for the years ended December 31 (dollars in thousands):

	2009	2008	2007

Basic and Diluted Earnings:
Net earnings attributable to NNN	$54,810	$117,153	$154,599
Less: Series C preferred stock dividends	(6,785)	(6,785)	(6,785)

Net earnings available to NNN’s common stockholders	48,025	110,368	147,814
Less: Earnings attributable to unvested restricted shares	(290)	(485)	(622)

Net earnings used in basic earnings per share	47,735	109,883	147,192
Reallocated undistributed income (loss)	(1)	-	1

Net earnings used in diluted earnings per share	$47,734	$109,883	$147,193

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	80,486,215	74,732,844	66,519,519
Less: Unvested restricted stock	(639,957)	(483,707)	(367,082)

Weighted average number of shares outstanding used in basic earnings per share	79,846,258	74,249,137	66,152,437
Effects of dilutive securities:
Common stock options	9,037	35,900	69,040
Directors’ deferred fee plan	98,204	59,194	42,503

Weighted average number of shares outstanding used in diluted earnings per share	79,953,499	74,344,231	66,263,980

The potential dilutive shares related to convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.

Stock-Based Compensation – On January 1, 2006, NNN adopted the FASB guidance included in Equity – Based Payments to Non-Employees, under the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted after the adoption of this standard and for the unvested portion of previously granted awards that are outstanding as of that date. In accordance with the FASB guidance, NNN estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2009, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

NNN and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 17). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.

Income taxes are accounted for under the asset and liability method as required by the FASB guidance included in Income Taxes. Deferred tax assets and liabilities are recognized for the temporary differences based on estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value Measurement – NNN’s estimates of fair value of financial and non-financial assets and liabilities based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

New Accounting Pronouncements – In January 2009, FASB issued new guidance on impairments included in Beneficial Interests in Securitized Financial Assets. The new guidance was effective for interim and annual periods ending after December 15, 2008. Retroactive application was not permitted. The adoption of the new guidance did not have a significant impact on NNN’s financial position or results of operations.

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

In April 2009, FASB issued additional application guidance and enhancements to disclosures regarding fair value measurements. The new guidance enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance also provides guidelines for making fair value measurements more consistent. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of the guidance did not have a significant impact on NNN’s financial position or results of operations.

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

In June 2009, FASB issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than the Securities and Exchange Commission (the “Commission”) guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to accounting standards under generally accepted accounting principles (“GAAP”) but did not impact the Company’s financial position or results of operations.

In June 2009, FASB issued guidance on the accounting for the transfers of financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The adoption of the standard will not have a significant impact on NNN’s financial position or results of operations.

In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative. The new guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of the variable interest entity as well as additional disclosures. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of the standard will not have a significant impact on NNN’s financial position or results of operations.

In August 2009, FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the approved techniques. The new guidance clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on NNN’s financial position or results of operations.

Adoption of New Accounting Standards with change in Accounting Principles – Effective January 1, 2009, NNN adopted the new FASB guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The new guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) was separately accounted for in a manner that reflects the issuer’s non-convertible debt borrowing rate. The debt component was recorded based upon the estimated fair value of non-convertible debt with similar terms. The resulting debt discount is amortized over the period during which the debt is outstanding as additional non-cash interest expense. This guidance required retrospective application, the effects of adopting such, has been reflected in all periods presented.

Effective January 1, 2009, NNN adopted the new FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities, which also required retrospective application. The adoption of the guidance did not have a significant impact on NNN’s financial position or results of operations.

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

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2009 presentation. NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009. These reclassifications had no effect on stockholders’ equity or net earnings.

Note 2 – Real Estate – Investment Portfolio:

Leases – As of December 31, 2009, 984 of the Investment Property leases had been classified as operating leases, and 23 leases had been classified as direct financing leases. For the Investment Property leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of seven of these leases are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2010 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of December 31, 2009, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as the initial lease.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2009	2008
Land and improvements	$1,054,888	$1,063,419
Buildings and improvements	1,451,608	1,413,438
Leasehold interests	1,290	2,532

	2,507,786	2,479,389
Less accumulated depreciation and amortization	(183,956)	(146,296)

	2,323,830	2,333,093
Work in progress	5,997	40,785

	$2,329,827	$2,373,878

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2009, 2008 and 2007, NNN recognized collectively in continuing and discontinued operations, $2,102,000, $1,020,000, and $2,672,000, respectively, of such income. At December 31, 2009 and 2008, the balance of accrued rental income, net of allowances of $2,875,000 and $4,144,000, respectively, was $25,745,000 and $23,972,000, respectively.

In connection with the development of two Investment Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $14,651,000. As of December 31, 2009, NNN had funded $12,261,000 of this commitment, with $2,390,000 remaining to be funded.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2009 (dollars in thousands):

2010	$202,038
2011	198,594
2012	193,894
2013	185,630
2014	176,374
Thereafter	1,574,516

$2,531,046

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.

Investment Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2009	2008
Minimum lease payments to be received	$42,244	$43,275
Estimated unguaranteed residual values	12,297	11,755
Less unearned income	(23,224)	(23,790)

Net investment in direct financing leases	$31,317	$31,240

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2009 (dollars in thousands):

2010	$4,545
2011	4,531
2012	4,558
2013	4,508
2014	3,750
Thereafter	20,352

$42,244

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (See Real Estate – Accounted for Using the Operating Method).

Note 3 – Real Estate – Inventory Portfolio:

As of December 31, 2009, the TRS owned 19 Inventory Properties: 13 completed inventory and six land parcels. As of December 31, 2008, the TRS owned 32 Inventory Properties: 24 completed inventory, one under construction and seven land parcels. The real estate Inventory Portfolio consisted of the following (dollars in thousands):

	2009	2008
Inventory:
Land	$19,732	$20,238
Building	47,684	47,925

	67,416	68,163
Construction projects:
Land	17,719	19,031
Work in process	(363)	1,469

	17,356	20,500
Less impairment	(12,349)	(3,541)

	$72,423	$85,122

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2009		2008		2007
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	2	$37	1	$21	2	$332
Noncontrolling interest		(14)		(10)		-

Total continuing operations attributable to NNN		23		11		332

Discontinued operations	2	527	24	12,315	69	10,957
Intersegment eliminations		31		329		844
Noncontrolling interest		-		(3,297)		(1,120)

Total discontinued operations attributable to NNN		558		9,347		10,681

	4	$581	25	$9,358	71	$11,013

Note 4 – Impairments – Real Estate:

Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive price. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments for the years ended December 31 (dollars in thousands):

	2009	2008	2007
Continuing operations	$28,114	$1,234	$416
Discontinued operations	6,400	4,426	1,554

	$34,514	$5,660	$1,970

The valuation of impaired assets is determined using widely accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties. NNN may consider a single valuation technique or multiple valuation techniques, as appropriate, when measuring the fair value of its real estate.

The following table presents information about NNN’s impaired assets that were measured at fair value. The table indicates the fair value hierarchy of the valuation techniques utilized by NNN to determine the fair vale on a nonrecurring basis of such assets (dollars in thousands):

	Level 1	Level 2	Level 3	Total	Total Losses
Investment Portfolio	$-	$8,203	$18,610	$26,813	$25,706
Inventory Portfolio	-	45,369	-	45,369	8,808

	$-	$53,572	$18,610	$72,182	$34,514

The Investment Portfolio is substantially comprised of assets held for use. NNN recorded an impairment charge related to 18 Investment Properties totaling $25,706,000, during the year ended December 31, 2009. The Inventory Portfolio is reported at lower of cost or fair value. During the year ended December 31, 2009, NNN recorded an impairment charge related to seven Inventory Properties totaling $8,808,000.

Note 5 – Business Combinations:

In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June of 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000.

Note 6 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2009	2008

Mortgages and notes receivable	$41,707	$55,495
Structured finance investments	-	4,514
Accrued interest receivables	269	387
Unamortized premium	-	84

	41,976	60,480
Less loan origination fees, net	-	(8)

	$41,976	$60,472

Note 7 – Commercial Mortgage Residual Interests:

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

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions during the year: prepayment speeds, default curves and loss severity.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2009	2008	2007
Unrealized gains	$-	$2,009	$-
Unrealized losses	1,640	-	326
Other than temporary valuation impairment	498	758	638

The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2009	2008
Discount rate	25%	25%
Average life equivalent CPR speeds range	14.5% to 20.7% CPR	31.7% to 39.4% CPR
Foreclosures:
Frequency curve default model	6% average rate	1.1% maximum rate
Loss severity of loans in foreclosure	20%	10%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2009 (dollars in thousands):

Residuals
Carrying amount of retained interests	$20,153

Discount rate assumption:
Fair value at 27% discount rate	$19,474
Fair value at 30% discount rate	$18,523

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$20,079
Fair value of 2% increases above the CPR Index	$20,065

Expected credit losses:
Fair value 2% adverse change	$19,748
Fair value 3% adverse change	$19,576

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$19,828
Fair value of Prime/LIBOR spread contracting 50 basis points	$20,993

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation of a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Note 8 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility had a weighted average outstanding balance of $10,824,000 and a weighted average interest rate of 1.19% during the year ended December 31, 2009. On November 3, 2009, NNN entered into a credit agreement for a new $400,000,000 revolving credit facility, replacing the existing revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility matures November 2012, with an option to extend maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $500,000,000. As of December 31, 2009, no balance was outstanding, and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2009, NNN was in compliance with those covenants.

Note 9 – Mortgages Payable:

The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2009	2008
December 1999(4)	$350	8.50%	December 2009	$-	$-	$49
December 2001(2)	623	9.00%	April 2014	820	267	315
December 2001(2)	698	9.00%	April 2019	1,247	392	418
December 2001(2)	485	9.00%	April 2019	1,215	201	214
June 2002	21,000	6.90%	July 2012	24,505	19,170	19,477
February 2004(2)	6,952	6.90%	January 2017	11,764	4,554	5,036
March 2005(2)	1,015	8.14%	September 2016	1,341	706	781

				$40,892	$25,290	$26,290

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2009.
(2)

Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.
(4)	In December 2009, upon maturity NNN repaid the outstanding principal balance and the property was released from the mortgage lien. This was a self-amortizing mortgage.

The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2009 (dollars in thousands):

2010	$1,022
2011	1,098
2012	19,290
2013	863
2014	880
Thereafter	2,137

$25,290

Note 10 – Notes Payable – Convertible:

Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,457
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028

Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at December 31, 2009	$138,700		$223,035

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

(3)	Includes $48, $66 and $349 of note costs which were written off in connection with the repurchase of $3,800, $5,000 and $25,000 of the 2026 Notes, respectively.
(4)	The conversion rate per $1 principal amount was 41.6750 shares of NNN’s common stock, which is equivalent to a conversion price of $23.9952 per share of common stock.
(5)	The conversion rate per $1 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4156 per share of common stock.
(6)	NNN repurchased $2,500 and $8,500 in May 2009 and February 2009, respectively, for a purchase price of $2,049 and $6,539, respectively, resulting in a gain of $342 and $1,525, respectively.
(7)	Includes $48 and $171 of note costs which were written off in connection with the repurchase of $2,500 and $8,500 of the 2028 Notes, respectively.
(8)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2009, NNN was in compliance with those covenants.

Note 12 – Preferred Stock:

The following table outlines each issuance of NNN’s preferred stock (dollars in thousands):

Non-Voting Preferred Stock Issuance	Shares Outstanding At December 31, 2009	Liquidation Preference (per share)	Fixed Annual Cash Distribution (per share)

9% Series A	-	$25.00	$2.25000
7.375% Series C Redeemable Depositary Shares	3,680,000	25.00	1.84375

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

In June 2007, NNN filed a registration statement on Form S-8 with the Commission which permits the issuance by NNN of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan.

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

In February 2009, NNN filed a shelf registration statement with the Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities

Dividend Reinvestment and Stock Purchase Plan.  In June 2009, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31 (dollars in thousands):

	2009	2008	2007
Shares of common stock	3,766,452	2,146,640	2,645,257
Net proceeds	$67,354	$47,372	$62,980

Note 14 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN matches 60 percent of the participants’ contributions up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2009, 2008 and 2007 totaled $302,000, $385,000, and $428,000, respectively.

Note 15 – Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2009	2008	2007
Ordinary dividends	$1.495182	$1.480000	$1.397402
Qualified dividends	-	-	0.000414
Capital gain	0.003051	-	0.002184
Unrecaptured Section 1250 Gain	0.001767	-	-

	$1.500000	$1.480000	$1.400000

During the years ended December 31, 2009, 2008 and 2007, NNN declared and paid dividends to its common shareholders of $120,256,000, $110,107,000 and $92,989,000, respectively, or $1.50, $1.48 and $1.40, respectively per share, respectively, of common stock.

On January 15, 2010, NNN declared a dividend of $0.375 per share, which is payable February 15, 2010 to its common stockholders of record as of January 29, 2010.

The following presents the characterization for tax purposes of preferred stock dividends per share paid to stockholders for the year ended December 31:

	Total	Ordinary Dividends	Qualified Dividends	Capital Gain	Unrecaptured Section 1250 Gains

2009:
Series C	$1.843750	$1.837828	$-	$0.00375	$0.002172

2008:
Series C	1.843750	1.843750	-	-	-

2007:
Series A(1)	0.206250	0.205867	0.000061	0.000322	-
Series C	1.843750	1.840328	0.000546	0.002876	-

(1)	Shares of Series A are no longer outstanding.

NNN declared and paid dividends to its Series C Preferred stockholders of $6,785,000 or $1.84375 per depository share during each of the years ended December 31, 2009, 2008 and 2007. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 16 – Restructuring Costs:

During the year ended December 31, 2009, NNN recorded restructuring costs of $731,000, related to the reduction of its workforce in January 2009.

Note 17 – Income Taxes:

In June 2006, the FASB issued guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB guidance included in Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NNN is subject to the provisions of the FASB guidance as of January 1, 2007, and has analyzed its various federal and state filing positions. NNN believes that its income tax filing positions and deductions are well documented and supported. Additionally, NNN believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance. In addition, NNN did not record a cumulative effect adjustment related to the adoption of the FASB guidance.

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since the date of adoption. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2006 through 2009. NNN also files in many states with varying open years under statute.

NNN incurred a new deferred income tax item as a result of NNN taking over the operations of the 12 auto service businesses. See Note 5 – Business Combinations. The new deferred tax item is goodwill. The amount of the tax deductible goodwill is approximately $11,216,000. It is amortized for tax purposes using a straight-line method, over 15 years, beginning with the month incurred.

For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted. Additionally, in May 2005, NNN acquired a 78.9 percent equity interest in OAMI, and has consolidated OAMI in its financial statements. OAMI, upon making its REIT election, has remaining tax liabilities relating to the built-in gain of its assets.

NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2009, 2008 and 2007, and the statutory rates relate to state taxes and nondeductible expenses such as meals and entertainment expenses.

The components of the net income tax asset consist of the following at December 31 (dollars in thousands):

	2009	2008
Temporary differences:
Built-in gain	$(4,731)	$(5,195)
Depreciation	(385)	(723)
Other	1,992	(332)
Reserves	10,892	1,894
Goodwill	2,801	-
Excess interest expense carryforward	5,678	5,721
Net operating loss carryforward	4,484	2,717

Net deferred income tax asset	$20,731	$4,082
Current income tax asset	551	982

Subtotal: Income tax asset	21,282	5,064
Valuation allowance	(14,900)	-

Income tax asset	$6,382	$5,064

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2027. Based upon the level of historical taxable income, projections for future taxable income, and tax strategies available to NNN over the periods in which the deferred tax assets are deductible, management believes, with the exception of certain impairments and losses, it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2009. NNN believes it is more likely than not that the benefit from certain impairment charges and losses will not be realized. In recognition of this risk, NNN has provided a valuation allowance of $14,900,000 on the deferred tax assets relating to the impairments and losses. The income tax benefit consists of the following components for the years ended December 31 (as adjusted) (dollars in thousands):

	2009	2008	2007
Net earnings before income taxes	$53,930	$113,859	$151,338
Provision for income tax benefit (expense):
Current:
Federal	(419)	(1,936)	(1,120)
State and local	(79)	(364)	(209)
Deferred:
Federal	1,110	4,539	3,570
State and local	268	1,055	1,020

Total benefit for income taxes	880	3,294	3,261

Net earnings attributable to NNN’s stockholders	$54,810	$117,153	$154,599

Note 18 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of December 31, 2009, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the years ended December 31 (dollars in thousands):

	2009	2008	2007
Revenues:
Rental income from operating leases	$3,826	$4,513	$11,492
Earned income from direct financing leases	-	100	2,695
Percentage rent	-	25	189
Real estate expense reimbursement from tenants	182	176	479
Interest and other income from real estate transactions	121	434	437

	4,129	5,248	15,292

Operating expenses:
General and administrative	4	(74)	(42)
Real estate	742	520	755
Depreciation and amortization	1,209	940	1,518
Impairments – real estate	4,306	1,730	710

	6,261	3,116	2,941

Earnings (loss) before gain on disposition of real estate	(2,132)	2,132	12,351
Gain on disposition of real estate	2,392	9,980	56,625

Earnings from discontinued operations attributable to NNN	$260	$12,112	$68,976

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of December 31, 2009. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2009	2008	2007
Revenues:
Rental income from operating leases	$4,975	$8,646	$7,971
Percentage rent	-	139	-
Real estate expense reimbursement from tenants	1,513	867	976
Interest and other from real estate transactions	141	561	224

	6,629	10,213	9,171

Disposition of real estate:
Gross proceeds	5,402	151,713	164,338
Costs	(4,844)	(139,069)	(152,537)

Gain	558	12,644	11,801

Operating expenses:
General and administrative	116	22	53
Real estate	2,169	1,468	1,511
Depreciation and amortization	323	226	68
Impairments – real estate	2,094	2,696	844

	4,702	4,412	2,476

Other expenses (revenues):
Interest and other income	-	(8)	(5)
Interest expense	3,790	5,291	3,928

	3,790	5,283	3,923

Earnings (loss) before income tax expense	(1,305)	13,162	14,573
Income tax expense	246	3,885	5,039

Earnings (loss) from discontinued operations including noncontrolling interests	(1,551)	9,277	9,534
Earnings attributable to noncontrolling interests	(47)	(2,927)	(1,299)

Earnings (loss) from discontinued operations attributable to NNN	$(1,598)	$6,350	$8,235

Note 19 – Derivatives:

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

As of December 31, 2009, $549,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the year ended December 31, 2009, 2008 and 2007, NNN reclassed $159,000, $162,000 and $309,000, respectively, out of other comprehensive income as a reduction to interest expense. During 2010, NNN estimates that an additional $165,000 will be reclassified in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2009.

Note 20 – Performance Incentive Plan:

In June 2007, NNN filed a registration statement on Form S-8 with the Commission which permits the issuance of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan (the “2007 Plan”). The 2007 Plan replaces NNN’s previous Performance Incentive Plan. The 2007 Plan allows NNN to award or grant to key employees, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2007 Plan.

The following summarizes NNN’s stock-based compensation activity for each of the years ended December 31:

	Number of Shares
	2009	2008	2007
Outstanding, January 1	77,004	118,804	236,371
Options granted	-	-	-
Options exercised	(51,500)	(28,000)	(82,767)
Options surrendered	(13,350)	(13,800)	(34,800)

Outstanding, December 31	12,154	77,004	118,804

Exercisable, December 31	12,154	77,004	118,804

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2009	2008	2007
Outstanding, January 1	$14.00	$13.64	$14.92
Granted during the year	-	-	-
Exercised during the year	13.72	11.17	16.12
Outstanding, December 31	13.72	14.00	13.64
Exercisable, December 31	13.72	14.00	13.64

The following summarizes the outstanding options and the exercisable options at December 31, 2009:

Total
Outstanding options:
Number of shares	12,154
Weighted-average exercise price	$13.72
Weighted-average remaining contractual life in years	2.4
Exercisable options:
Number of shares	12,154
Weighted-average exercise price	$13.72

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At December 31, 2009, the intrinsic value of options outstanding was $117,000. All options outstanding at December 31, 2009, were exercisable. During the years ended December 31, 2009, 2008 and 2007, NNN received proceeds totaling $707,000, $313,000 and $1,334,000, respectively, in connection with the exercise of options. NNN issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $240,000, $327,000 and $664,000, respectively.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers, directors and key associates of NNN. The following summarizes the activity for the year ended December 31, 2009, of such grants.

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	508,840	$18.24
Restricted shares granted	262,546	16.34
Restricted shares vested	(103,376)	21.77
Restricted shares forfeited	-

Non-vested restricted shares, December 31	668,010	$16.95

During the years ended December 31, 2008 and 2007, NNN cancelled 2,520 and 8,600 forfeited shares, respectively, of restricted stock. No shares were cancelled in 2009.

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

During the year ended December 31, 2007, NNN granted 79,000 performance based shares with a weighted average grant price of $12.94 to certain executive officers of NNN. The compensation expense for the grant is based upon the fair value of the grant calculated by a third party using a lattice model with the following assumptions: (i) risk free interest rate of 4.80%, (ii) a dividend rate of 5.30%, (iii) a term of five years, and (iv) volatility of 17.50%. Volatility is based upon the historical volatility of NNN’s stock and other factors. The term is assumed to be the vesting date for each tranche. The vesting of these shares is contingent upon achievement of certain performance goals by January 1, 2012.

During the year ended December 31, 2008, NNN granted 81,330 performance based shares with a weighted average grant price of $8.00 to certain executive officers of NNN. The compensation expense for the grant is based upon fair market value of the grant calculated by a third party using a lattice model with the following assumptions: (i) risk free rate of 3.48%, (ii) a dividend rate of 6.50%, (iii) a term of five years, and (iv) a volatility of 19.89%. Volatility is based upon the historical volatility of NNN’s stock and other factors. The vesting of these shares is contingent upon the achievement of certain performance goals by January 1, 2013.

The following summarizes other grants made during the year ended December 31, 2009, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	6,594	$17.89
Deferred Directors’ fees	41,604	17.95

	48,198	$17.94

Shares available under the 2007 Plan for grant, end of period	5,272,513

The total compensation cost for share-based payments for the years ended December 31, 2009, 2008 and 2007, totaled $4,172,000, $3,341,000 and $2,583,000, respectively, of such compensation expense. At December 31, 2009, NNN had $7,149,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 3.3 years.

Note 21 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31, 2009 and 2008, approximate fair value based upon current market prices of similar issues. At December 31, 2009 and 2008, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $987,275,000 and $709,944,000, respectively, based upon the quoted market price.

Note 22 – Quarterly Financial Data (unaudited):

The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$57,963	$58,681	$57,035	$57,750
Reclassified to discontinued operations	367	(297)	301	-

Adjusted revenue	$58,330	$58,384	$57,336	$57,750

Net earnings (loss) attributable to NNN’s stockholders	$26,804	$26,954	$22,443	$(21,391)

Net earnings (loss) per share(1):
Basic	$0.32	$0.32	$0.26	$(0.28)
Diluted	0.32	0.32	0.26	(0.28)

2008
Revenues as originally reported	$55,200	$57,026	$58,573	$57,244
Reclassified to discontinued operations	(878)	(81)	841	210

Adjusted revenue	$54,322	$56,945	$59,414	$57,454

Net earnings attributable to NNN’s stockholders	$32,239	$29,266	$28,766	$26,882

Net earnings per share(1):
Basic	$0.42	$0.38	$0.37	$0.32
Diluted	0.42	0.38	0.37	0.32

(1) Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 23 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the years ended December 31, 2009, 2008 and 2007 (as adjusted) (dollars in thousands):

2009	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$224,083	$193	$-	$224,276
Intersegment revenues	3,035	1,042	(4,077)	-
Interest revenue	4,615	31	-	4,646
Interest revenue on Residuals	4,252	-	-	4,252
Gain on the disposition of real estate, Inventory Portfolio	-	5	32	37
Retail operations, net	419	-	-	419
Interest expense	66,018	188	(4,055)	62,151
Depreciation and amortization	46,759	10	-	46,769
Operating expenses	30,382	5,078	-	35,460
Impairments – real estate	21,401	6,713	-	28,114
Impairment – commercial mortgage residual interests valuation adjustment	498	-	-	498
Restructuring costs	731	-	-	731
Equity in earnings of unconsolidated affiliate	(12,280)	-	12,701	421
Loss on note receivable foreclosure	(7,196)	-	-	(7,196)
Gain on extinguishment of debt	3,432	-	-	3,432
Income tax benefit	495	631	-	1,126

Earnings (loss) from continuing operations	55,066	(10,087)	12,711	57,690
Earnings from discontinued operations, net of income tax expense	260	(1,551)	-	(1,291)

Earnings (loss) including noncontrolling interests	55,326	(11,638)	12,711	56,399
Earnings attributable to noncontrolling interests from continuing operations	(516)	(1,026)	-	(1,542)
Earnings attributable to noncontrolling interests from discontinued operations	-	(47)	-	(47)

Net earnings attributable to NNN	$54,810	$(12,711)	$12,711	$54,810

Assets	$2,588,408	$237,715	$(235,161)	$2,590,962

Additions to long-lived assets:
Real estate	$44,433	$2,457	$-	$46,890

2008	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$218,692	$176	$-	$218,868
Intersegment revenues	12,727	606	(13,333)	-
Interest revenue	8,351	28	-	8,379
Interest revenue Residuals	4,636	-	-	4,636
Gain on the disposition of real estate, Inventory Portfolio	-	(308)	329	21
Interest expense	69,763	7,442	(13,241)	63,964
Depreciation and amortization	44,139	42	-	44,181
Operating expenses	25,347	9,538	-	34,885
Impairments – real estate	1,234	-	-	1,234
Impairments – commercial mortgage residual interests valuation adjustment	758	-	-	758
Equity in earnings of unconsolidated affiliates	(2,785)	-	3,149	364
Loss on derivative instrument	(804)	-	-	(804)
Gain on extinguishment of debt	4,961	-	-	4,961
Income tax benefit	1,331	5,848	-	7,179

Earnings (loss) from continuing operations	105,868	(10,672)	3,386	98,582
Earnings from discontinued operations, net of income tax expense	12,112	9,277	-	21,389

Earnings (loss) including noncontrolling interests	117,980	(1,395)	3,386	119,971
Loss (earnings) attributable to noncontrolling interests from continuing operations	(827)	936	-	109
Earnings attributable to noncontrolling interests from discontinued operations	-	(2,927)	-	(2,927)

Net earnings attributable to NNN	$117,153	$(3,386)	$3,386	$117,153

Assets	$2,650,040	$128,916	$(129,485)	$2,649,471

Additions to long-lived assets:
Real estate	$352,618	$33,745	$-	$386,363

2007	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$170,054	$327	$-	$170,381
Intersegment revenues	15,851	-	(15,851)	-
Interest revenue	8,858	40	-	8,898
Interest revenue on Residuals	4,882	-	-	4,882
Gain on the disposition of real estate, Inventory Portfolio	-	(512)	844	332
Interest expense	58,193	8,502	(14,849)	51,846
Depreciation and amortization	31,232	108	-	31,340
Operating expenses	23,733	7,637	-	31,370
Impairments – real estate	288	128	-	416
Impairments – commercial mortgage residual interests valuation adjustment	638	-	-	638
Equity in earnings of unconsolidated affiliates	(1,700)	-	1,749	49
Income tax benefit	2,451	5,849	-	8,300

Earnings (loss) from continuing operations	86,312	(10,671)	1,591	77,232
Earnings from discontinued operations, net of income tax expense	68,976	9,534	-	78,510

Earnings including noncontrolling interests	155,288	(1,137)	1,591	155,742
Loss (earnings) attributable to noncontrolling interests from continuing operations	(689)	845	-	156
Earnings attributable to noncontrolling interests from discontinued operations	-	(1,299)	-	(1,299)

Net earnings attributable to NNN	$154,599	$(1,591)	$1,591	$154,599

Assets	$2,519,428	$263,368	$(243,124)	$2,539,672

Additions to long-lived assets:
Real estate	$677,101	$165,160	$-	$842,261

Note 24 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the year ended December 31, 2009 (dollars in thousands):

Balance at beginning of period	$22,000
Total gains (losses) – realized/unrealized:
Included in earnings	(498)
Included in other comprehensive income	(1,640)
Interest income on Residuals	4,252
Cash received from Residuals	(3,961)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-

Balance at end of period	$20,153

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$9

Note 25 – Major Tenants:

As of December 31, 2009, NNN did not have any tenant that accounted for ten percent or more of its rental and earned income.

Note 26 – Commitments and Contingencies:

As of December 31, 2009, NNN had letters of credit totaling $653,000 outstanding under its Credit Facility.

In the ordinary course of its business, NNN is a party to various other legal actions which management believes is routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Note 27 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after December 31, 2009, the date of the consolidated balance sheet, through February 25, 2010, the date of filing this Annual Report on Form 10-K. Other than included herein, there were no subsequent events or transactions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

NNN carried out an assessment as of December 31, 2009, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, NNN’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, NNN’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2009, there were no changes in NNN’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.

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

Item 9B.  Other Information

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

(3)	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

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

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.10	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

10.11	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 25, 2010 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2010.

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

Signature	Title	Date

/s/ Craig Macnab Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/s/ Ted B. Lanier Ted B. Lanier	Lead Director	February 25, 2010

/s/ Don DeFosset Don DeFosset	Director	February 25, 2010

/s/ Dennis E. Gershenson Dennis E. Gershenson	Director	February 25, 2010

/s/ Richard B. Jennings Richard B. Jennings	Director	February 25, 2010

/s/ Robert C. Legler Robert C. Legler	Director	February 25, 2010

/s/ Robert Martinez Robert Martinez	Director	February 25, 2010

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 25, 2010

Exhibit Index

3.	Articles of Incorporation and Bylaws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Eighth Amended and Restated Line of Credit and Security Agreement, dated December 13, 2005, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on December 15, 2005, and incorporated herein by reference).

10.10	First Amendment to Eighth Amended and Restated Line of Credit and Security Agreement, dated February 20, 2007, by and among the Registrant, certain lenders and Wachovia Bank, N.A., as the Agent (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2007, and incorporated herein by reference).

10.11	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 25, 2010 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2009

(Dollars in thousands)

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

7-Eleven:
Land O’ Lakes, FL	—	1,077	817	—	—	1,077	817		1,894	224		1999		10/98	(g)	40 years
Tampa, FL	—	1,081	917	—	—	1,081	917		1,998	248		1999		12/98	(g)	40 years

A.C. Moore Arts & Crafts, Inc.:
Dover, NJ	—	1,138	3,238	—	—	1,138	3,238		4,376	901		1995		11/98		40 years

Academy:
Pasadena, TX	—	900	2,181	—	—	900	2,181		3,081	588		1994		03/99		40 years
Beaumont, TX	—	1,424	2,449	—	—	1,424	2,449		3,873	661		1992		03/99		40 years
Houston, TX	—	2,311	1,628	—	—	2,311	1,628		3,939	439		1976		03/99		40 years
Franklin, TN	—	1,807	2,108	—	—	1,807	2,108		3,915	319		1999		06/05		30 years

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329		1,627	300		1997		11/98		37 years

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035		1,902	118		2005		12/04	(g)	40 years

American Payday Loans:
Des Moines, IA	—	108	379	—	—	108	379		487	43		1979		06/05		40 years

AmerUs Group Warehouse:
Des Moines, IA	—	28	85	—	—	28	85		113	39		1949		06/05		10 years

Amoco:
Miami, FL	—	969	—	—	—	969	(i	)	969	(i	)	(i	)	05/03		(i	)
Sunrise, FL	—	949	—	—	—	949	(i	)	949	(i	)	(i	)	06/03		(i	)

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352		1,512	37		1981		10/05		40 years
Orlando, FL	—	764	—	866	—	764	866		1,630	78		2006		12/05		40 years
Orlando, FL	—	664	1,011	—	—	664	1,011		1,675	81		2006		12/05		40 years
Orlando, FL	—	358	—	922	—	358	922		1,280	80		2006		02/06	(g)	40 years
Orlando, FL	—	546	—	938	—	546	938		1,484	79		2006		02/06	(g)	40 years
Clearwater, FL	—	456	332	—	—	456	332		788	27		1967		09/06	(g)	40 years

Applebee’s:
Ballwin, MO	—	1,496	1,404	—	—	1,496	1,404		2,900	282		1995		12/01		40 years

Arby’s:
Whitmore Lake, MI	—	171	469	—	—	171	469		640	94		1993		12/01		40 years
Washington Courthouse, OH	—	157	546	—	—	157	546		703	110		1998		12/01		40 years
Colorado Springs, CO	—	206	534	—	—	206	534		740	107		1998		12/01		40 years
Thomson, GA	—	268	504	—	—	268	504		772	101		1997		12/01		40 years
Arizona Oil:
Peoria, AZ	—	860	1,117	—	—	860	1,117		1,977	60		1987		05/08		30 years
Tucson, AZ	—	1,105	1,336	—	—	1,105	1,336		2,441	62		1992		05/08		35 years
Prescott, AZ	—	1,266	1,261	—	—	1,266	1,261		2,527	59		1997		05/08		35 years
Sedona, AZ	—	1,281	1,324	—	—	1,281	1,324		2,605	54		2000		05/08		40 years
Gilbert, AZ	—	1,317	1,304	—	—	1,317	1,304		2,621	61		1996		05/08		35 years

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Tucson, AZ	—		1,083	1,599	—	—	1,083	1,599		2,682	74		1992	05/08		35 years
Mesa, AZ	—		1,332	1,367	—	—	1,332	1,367		2,699	74		1986	05/08		30 years
Scottsdale, AZ	—		1,529	1,373	—	—	1,529	1,373		2,902	64		1999	05/08		35 years
Miami, AZ	—		762	2,148	—	—	762	2,148		2,910	100		1998	05/08		35 years
Tucson, AZ	—		1,457	1,619	—	—	1,457	1,619		3,076	75		1995	05/08		35 years
Tucson, AZ	—		1,223	1,911	—	—	1,223	1,911		3,134	89		1996	05/08		35 years
Glendale, AZ	—		1,817	2,415	—	—	1,817	2,415		4,232	98		2001	05/08		40 years
Casa Grande, AZ	—		2,340	1,894	—	—	2,340	1,894		4,234	88		1993	05/08		35 years
Mesa, AZ	—		2,219	2,140	—	—	2,219	2,140		4,359	87		2000	05/08		40 years

Ashley Furniture:
Altamonte Springs, FL	—		2,906	4,877	315	—	2,906	5,192		8,098	1,564		1997	09/97		40 years
Louisville, KY	—		1,667	4,989	—	—	1,667	4,989		6,656	598		2005	03/05		40 years

Babies “R” Us:
Arlington, TX	—		831	2,612	—	—	831	2,612		3,443	882		1996	06/96		40 years
Independence, MO	—		1,679	2,302	115	—	1,679	2,417		4,096	472		1996	12/01		40 years

Barnes & Noble:
Brandon, FL	—		1,476	1,527	—	—	1,476	1,527		3,003	572		1995	08/94	(f)	40 years
Glendale, CO	—		3,245	2,722	—	—	3,245	2,722		5,967	1,038		1994	09/94		40 years
Houston, TX	—		3,308	2,396	—	—	3,308	2,396		5,704	854		1995	10/94	(f)	40 years
Plantation, FL	4,677	(p)	3,616	—	—	—	3,616	(c	)	3,616	(c	)	1996	05/95	(f)	(c	)
Freehold, NJ (n)	—		2,917	2,261	—	—	2,917	2,261		5,178	787		1995	01/96		40 years
Dayton, OH	—		1,413	3,325	—	—	1,413	3,325		4,738	1,026		1996	05/97		40 years
Redding, CA	—		497	1,626	—	—	497	1,626		2,123	510		1997	06/97		40 years
Memphis, TN	—		1,574	2,242	—	—	1,574	2,242		3,816	332		1997	09/97		40 years
Marlton, NJ	—		2,831	4,319	—	—	2,709	4,319		7,028	1,201		1995	11/98		40 years

Bassett Furniture:
Fairview Heights, IL	—		1,258	2,623	—	—	1,258	2,623		3,881	276		1980	10/05		40 years

Bealls:
Sarasota, FL	—		1,078	1,795	—	—	1,078	1,795		2,873	278		1996	09/97		40 years

Beautiful America Dry Cleaners:
Orlando, FL	52	(o)	40	111	—	—	40	111		151	16		2001	02/04		40 years

Bed Bath & Beyond:
Richmond, VA	2,680	(p)	1,184	2,843	—	—	1,184	2,843		4,027	539		1997	06/98		40 years
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758		3,840	721		1999	12/98	(g)	40 years
Midland, MI	—		231	—	2,702	—	231	2,702		2,933	212		2006	07/03		40 years

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772		5,757	892		1996	02/97		40 years
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359		6,068	740		1970	06/97		40 years
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419		9,652	1,065		1995	07/97		40 years
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218		6,270	996		1995	08/97		40 years
St. Petersburg, FL	4,277	(p)	4,032	2,611	—	—	4,032	2,611		6,643	566		1997	09/97		35 years
Pittsburg, PA	—		2,331	2,293	—	—	2,331	2,293		4,624	662		1997	06/98		40 years
Denver, CO	—		8,882	4,373	—	—	8,882	4,373		13,255	934		1991	06/01		40 years

Best Smoke & Gas:
Abbottstown, PA	—		55	200	—	—	55	200		255	20		2000	01/06		40 years

Billy Bob’s:
Gresham, OR	—		817	108	—	—	817	108		925	22		1993	12/01		40 years

BJ’s Wholesale Club:
Orlando, FL	4,246	(o)	3,271	8,627	367	—	3,271	8,993		12,264	1,296		2001	02/04		40 years

Black Fox Beauty Supply:
Corpus Christi, TX	—		116	137	11	—	116	148		264	59		1967	11/93		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Blockbuster Video:
Conyers, GA	—		320	556	—	—	320	556		876	174		1997	06/97		40 years
Mobile, AL	—		843	562	—	—	843	562		1,405	113		1997	12/01		40 years
Glasgow, KY	—		303	561	—	—	303	561		864	113		1997	12/01		40 years
Alice, TX	—		318	578	—	—	318	578		896	116		1995	12/01		40 years
Gainesville, GA	—		295	612	—	—	295	612		907	123		1997	12/01		40 years
Kingsville, TX	—		499	458	30	—	499	487		986	94		1995	12/01		40 years
Mobile, AL	—		491	498	—	—	491	498		989	100		1997	12/01		40 years

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639		15,143	1,169		1984	12/01		40 years

Borders:
Wilmington, DE	—		3,031	6,062	—	—	2,994	6,062		9,056	2,277		1994	12/94		40 years
Richmond, VA	—		2,177	2,600	—	—	2,177	2,600		4,777	946		1995	06/95		40 years
Ft. Lauderdale, FL	4,505	(p)	3,165	3,319	—	—	3,165	3,319		6,484	763		1995	02/96		33 years
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487		4,034	841		1996	06/96		40 years
Altamonte Springs, FL	—		1,947	—	—	—	1,947	(c	)	1,947	(c	)	1997	09/97		(c	)

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200		255	20		2000	01/06		40 years

Boston Market:
Warren, OH	—		562	468	—	—	562	468		1,030	94		1997	12/01		40 years
Novi, MI	—		836	651	—	—	836	298		1,134	65		1995	12/01		40 years
Burton, MI	—		620	707	—	—	620	707		1,327	142		1997	12/01		40 years
Geneva, IL	—		1,125	1,037	—	—	1,125	893		2,018	182		1996	12/01		40 years
Orland Park, IL	—		562	556	—	—	562	377		939	78		1995	12/01		40 years
N. Olmsted, OH	—		602	461	—	—	602	389		991	79		1996	12/01		40 years

Buck’s:
St. Louis, MO	—		776	—	3,822	—	776	3,822		4,598	68		2009	12/07	(m)	40 years

Buffalo Wild Wings:
Michigan City, IN	—		163	492	—	—	163	492		655	99		1996	12/01		40 years

Bugaboo Creek:
Lithonia, GA	—		923	1,276	—	—	923	1,276		2,199	81		2002	06/07		40 years
Rochester, NY	—		792	1,535	—	—	792	1,535		2,327	98		1995	06/07		40 years

Burger King:
Colonial Heights, VA	—		662	610	—	—	662	610		1,272	123		1997	12/01		40 years

Carl’s Jr.:
Spokane, WA	—		471	530	—	—	471	530		1,001	107		1996	12/01		40 years
Tucson, AZ	—		681	536	103	—	681	639		1,320	277		1988	06/05		10 years
Chandler, AZ	—		729	644	—	—	729	644		1,373	146		1984	06/05		20 years

Carvers:
Centerville, OH	—		851	1,059	—	—	851	1,059		1,910	213		1986	12/01		40 years

Cash Advance:
Mesa, AZ	—		43	113	251	—	43	363		406	45		1997	12/01		40 years

Certified Auto Sales:
Albuquerque, NM	—		1,113	—	1,419	—	1,113	1,419		2,532	158		2005	04/04	(f)	40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total

Champps:
Irving, TX	—		1,760	1,724	—	—	1,760	1,724		3,484	347		2000	12/01		40 years
Alpharetta, GA	—		3,033	1,642	—	—	3,033	1,642		4,675	330		1999	12/01		40 years

Char-Hut:
Sunrise, FL	—		287	424	—	—	287	424		711	59		1979	05/04		40 years

Checkers:
Orlando, FL	—		257	—	—	—	257	(c	)	257	(c	)	1988	07/92		(c	)

Chili’s:
Milledgeville, GA	—		516	1,997	—	—	516	1,997		2,513	214		2005	09/05		40 years
Camden, SC	—		627	1,888	—	—	627	1,888		2,515	203		2005	09/05		40 years
Sumter, SC	—		800	1,717	—	—	800	1,717		2,517	174		2004	12/05		40 years
Hinesville, GA	—		921	1,898	—	—	921	1,898		2,819	136		2006	02/07		40 years
Albany, GA	—		615	—	1,984	—	615	1,984		2,599	110		2007	06/07	(m)	40 years
Statesboro, GA	—		703	—	1,888	—	703	1,888		2,591	100		2007	06/07	(m)	40 years
Florence, SC	—		889	1,715	—	—	889	1,715		2,604	109		2007	06/07		40 years
Valdosta, GA	—		716	—	1,871	—	716	1,871		2,587	95		2007	07/07	(m)	40 years
Tifton, GA	—		454	1,550	—	—	454	1,550		2,004	47		2008	06/08	(m)	40 years
Evans, GA	—		700	—	1,511	—	700	1,511		2,211	33		2009	10/08	(m)	40 years
Wichita, KS	—		420	623	—	—	420	623		1,043	1		1995	12/09		30 years
Jefferson City, MO	—		305	898	—	—	305	898		1,203	1		2003	12/09		35 years
Merriam, KS	—		853	981	—	—	853	981		1,834	1		1998	12/09		30 years

China 1:
Cohoes, NY	—		16	87	1	—	16	88		104	12		1994	09/04		40 years

China Wok:
Carlisle, PA	—		90	107	—	—	90	107		197	11		1988	01/06		40 years

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014		3,571	405		2000	12/01		40 years
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921		5,452	587		2000	12/01		40 years

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	633		721	38		2007	10/05		40 years

CORA Rehabilitation Clinics:
Orlando, FL	104	(o)	80	221	—	—	80	221		301	32		2001	02/04		40 years

Corpus Christi Flea Market:
Corpus Christi, TX	—		224	2,159	—	—	224	2,159		2,383	582		1983	03/99		40 years

CVS:
San Antonio, TX	—		441	—	—	—	441	(c	)	441	(c	)	1993	12/93		(c	)
Lafayette, LA	—		968	—	—	—	968	(c	)	968	(c	)	1995	01/96		(c	)
Midwest City, OK	—		673	1,103	—	—	673	1,103		1,776	381		1996	03/96		40 years
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449		2,465	454		1997	06/97		40 years
Flower Mound, TX	—		932	881	—	—	932	881		1,813	130		1996	09/97		40 years
Leavenworth, KS	—		726	—	1,331	—	726	1,331		2,057	384		1998	11/97	(g)	40 years
Arlington, TX	—		2,079	—	1,397	—	2,079	1,397		3,476	397		1998	11/97	(g)	40 years
Lewisville, TX	—		789	—	1,335	—	789	1,335		2,124	377		1998	04/98	(g)	40 years
Forest Hill, TX	—		692	—	1,175	—	692	1,175		1,867	334		1998	04/98	(g)	40 years
Garland, TX	—		1,477	—	1,400	—	1,477	1,400		2,877	389		1998	06/98	(g)	40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471		3,052	403		1999		08/98	(g)	40 years
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571		5,189	399		2003		06/99		40 years
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740		3,591	408		2000		12/99	(g)	40 years

Dave & Buster’s:
Hilliard, OH	—	934	4,689	—	—	934	4,689		5,623	366		1998		11/06		40 years
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105		3,967	50		2009		04/08		40 years
Wauwatosa, WI	—	5,694	—	—	—	5,694	(e	)	5,694	(e	)	(e	)	12/08		(e	)

Denny’s:
Columbus, TX (n)	—	428	817	—	—	428	817		1,245	164		1997		12/01		40 years
N. Miami, FL	—	855	151	—	—	855	151		1,006	25		1977		09/06		20 years
Wethersfield, CT	—	884	176	—	—	884	176		1,060	29		1978		09/06		20 years
Nampa, ID	—	357	729	—	—	357	729		1,086	120		1979		09/06		20 years
Indianapolis, IN	—	358	767	—	—	358	767		1,125	126		1978		09/06		20 years
Merriville, IN	—	368	813	—	—	368	813		1,181	134		1976		09/06		20 years
Lafayette, IN	—	424	773	—	—	416	773		1,189	127		1978		09/06		20 years
Tucson, AZ	—	922	290	—	—	922	290		1,212	48		1979		09/06		20 years
Amarillo, TX	—	590	632	—	—	590	632		1,222	104		1982		09/06		20 years
Carson, CA	—	1,246	157	—	—	1,246	157		1,403	26		1975		09/06		20 years
Corpus Christi, TX	—	345	776	300	—	345	1,076		1,421	136		1980		09/06		20 years
Fairfax, VA	—	768	683	—	—	768	683		1,451	112		1979		09/06		20 years
Raleigh, NC	—	1,094	482	—	—	1,094	482		1,576	79		1984		09/06		20 years
Hialeah, FL	—	432	175	—	—	432	175		607	29		1978		09/06		20 years
North Richland Hills, TX	—	500	130	—	—	500	130		630	21		1970		09/06		20 years
Dallas, TX	—	497	150	—	—	497	150		647	25		1979		09/06		20 years
Sugarland, TX	—	315	334	—	—	315	334		649	55		1997		09/06		20 years
Florissant, MO	—	443	238	—	—	443	238		681	39		1977		09/06		20 years
Arlington Heights, IL	—	470	228	—	—	470	228		698	37		1977		09/06		20 years
Colorado Springs, CO	—	321	377	—	—	321	377		698	62		1984		09/06		20 years
Campbell, CA	—	460	238	—	—	460	238		698	39		1976		09/06		20 years
Chehalis, WA	—	415	287	—	—	415	287		702	47		1977		09/06		20 years
Indianapolis, IN	—	223	483	—	—	223	483		706	79		1979		09/06		20 years
Ft. Worth, TX	—	392	314	—	—	392	314		706	52		1974		09/06		20 years
Southfield, MI	—	401	330	—	—	401	330		731	54		1980		09/06		20 years
Provo, UT	—	519	216	—	—	519	216		735	36		1978		09/06		20 years
Federal Way, WA	—	543	193	—	—	543	193		736	32		1977		09/06		20 years
Chubbuck, ID	—	350	394	—	—	344	394		738	65		1983		09/06		20 years
Hermitage, PA	—	321	420	—	—	321	420		741	69		1980		09/06		20 years
Indianapolis, IN	—	231	511	—	—	231	511		742	84		1974		09/06		20 years
Little Rock, AR	—	672	77	—	—	672	77		749	13		1979		09/06		20 years
Boardman Township, OH	—	497	258	—	—	497	258		755	42		1977		09/06		20 years
Middleburg Heights, OH	—	497	260	—	—	497	260		757	43		1976		09/06		20 years
Pueblo, CO	—	475	302	—	—	475	302		777	50		1980		09/06		20 years
W. Palm Beach, FL	—	619	161	—	—	619	161		780	26		1984		09/06		20 years
Tacoma, WA	—	580	201	—	—	580	201		781	33		1984		09/06		20 years
St. Louis, MO	—	520	266	—	—	520	266		786	44		1973		09/06		20 years
Alexandria, VA	—	604	196	—	—	604	196		800	32		1981		09/06		20 years
Omaha, NE	—	496	314	—	—	496	314		810	52		1994		09/06		20 years
Pompano Beach, FL	—	436	394	—	—	436	394		830	65		1976		09/06		20 years
Indianapolis, IN	—	326	511	—	—	326	511		837	84		1978		09/06		20 years
Novi, MI	—	545	305	—	—	545	305		850	50		1979		09/06		20 years
Houston, TX	—	504	348	—	—	504	348		852	57		1976		09/06		20 years
Austintown, OH	—	466	397	—	—	466	397		863	65		1980		09/06		20 years
Clackamas, OR	—	468	407	—	—	468	407		875	67		1993		09/06		20 years
Worcester, MA	—	383	493	—	—	383	493		876	81		1978		09/06		20 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Little Rock, AR	—	703	180	—	—	703	180		883	30		1979	09/06		20 years
Indianapolis, IN	—	310	590	—	—	310	590		900	97		1981	09/06		20 years
Maplewood, MN	—	630	271	—	—	630	271		901	45		1983	09/06		20 years
Laurel, MD	—	528	379	—	—	528	379		907	62		1976	09/06		20 years
Enfield, CT	—	684	229	—	—	684	229		913	38		1976	09/06		20 years
Portland, OR	—	764	161	—	—	764	161		925	27		1977	09/06		20 years
Collinsville, IL	—	676	283	—	—	676	283		959	47		1979	09/06		20 years
Kernersville, NC	—	407	557	—	—	407	557		964	92		2000	09/06		20 years
Colorado Springs, CO	—	585	390	—	—	585	390		975	64		1978	09/06		20 years
Boise, ID	—	514	477	—	—	514	477		991	73		1983	12/06		20 years
Virginia Gardens, FL	—	793	133	—	—	793	133		926	20		1977	01/07		20 years
St. Louis, MO	—	635	303	—	—	635	303		938	45		1980	01/07		20 years

Dick’s Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527		5,447	1,172		1996	08/96		40 years
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917		6,598	1,302		1996	08/96		40 years

Dollar General:
Memphis, TN	—	266	1,136	—	—	266	1,136		1,402	299		1998	12/97		40 years
Dollar Tree:
Garland, TX	—	239	626	—	—	239	626		865	133		1994	02/94		40 years
Copperas Cove, TX	—	242	512	194	—	242	706		948	181		1972	11/98		40 years

Donato’s:
Medina, OH	—	405	464	—	—	405	464		869	93		1996	12/01		40 years

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72		92	9		1996	03/05		40 years

Easyhome:
Cohoes, NY	—	59	319	222	—	59	541		600	51		1994	09/04		40 years

El Tapatio Grill:
Hammond, LA	—	248	814	62	—	248	627		875	140		1997	12/01		40 years

Enterprise Rent-A-Car:
Wilmington, NC	—	218	327	33	—	218	360		578	67		1981	12/01		40 years

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695		1,165	31		2008	02/08	(f)	40 years
Opelika, AL	—	547	680	—	—	547	680		1,227	32		2006	02/08		40 years
Florence, AL	—	110	381	—	—	110	381		491	24		1987	02/08		30 years
Muscle Shoals, AL	—	168	624	—	—	168	624		792	39		1985	02/08		30 years
Helena, AL	—	363	628	—	—	363	628		991	29		1998	02/08		40 years
Memphis, TN	—	402	721	—	—	402	721		1,123	19		2001	12/08		40 years
Cordova, TN	—	639	785	—	—	639	785		1,424	20		2000	12/08		40 years
Lakeland, TN	—	186	489	—	—	186	489		675	13		2000	12/08		40 years
Horn Lake, MS	—	326	611	—	—	326	611		937	18		1998	12/08		35 years

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923		2,241	572		1996	06/96		38 years

Family Dollar:
Hudson Falls, NY	—	51	380	—	—	51	380		431	50		1993	09/04		40 years
Cohoes, NY	—	96	507	5	—	96	512		608	67		1994	09/04		40 years
Monticello, NY	—	96	352	—	—	96	352		448	42		1996	03/05		40 years

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	835		998	48		2007	10/05		40 years

Fantastic Sams:
Eden Prairie, MN	—	65	181	81	—	65	261		326	50		1997	12/01		40 years

Fazoli’s:
Bay City, MI	—	647	634	—	—	647	634		1,281	127		1997	12/01		40 years

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265		1,819	80		2006	03/07		40 years

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063		2,645	97		2007	03/07	(m)	40 years

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c	)	3,569	(c	)	1995	11/98		(c	)

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Food Fast:
Kemp, TX	—	581	505	—	—	581	505		1,086	51		1986		06/07		25 years
Forney, TX	—	473	654	—	—	473	654		1,127	55		1990		06/07		30 years
Forney, TX	—	545	707	—	—	545	707		1,252	60		1989		06/07		30 years
Tyler, TX	—	742	546	—	—	742	546		1,288	56		1985		06/07		25 years
Jacksonville, TX	—	660	632	—	—	660	632		1,292	107		1976		06/07		15 years
Tyler, TX	—	488	831	—	—	488	831		1,319	106		1980		06/07		20 years
Bossier City, LA	—	883	658	—	—	883	658		1,541	111		1975		06/07		15 years
Longview, TX	—	178	236	—	—	178	236		414	30		1977		06/07		20 years
Tyler, TX	—	188	329	—	—	188	329		517	33		1984		06/07		25 years
Longview, TX	—	252	304	—	—	252	304		556	31		1983		06/07		25 years
Tyler, TX	—	323	283	—	—	323	283		606	36		1978		06/07		20 years
Shreveport, LA	—	361	250	—	—	361	250		611	42		1969		06/07		15 years
Gun Barrel City, TX	—	270	386	—	—	270	386		656	39		1986		06/07		25 years
Tyler, TX	—	258	419	—	—	258	419		677	53		1978		06/07		20 years
Flint, TX	—	272	411	—	—	272	411		683	42		1985		06/07		25 years
Longview, TX	—	271	431	—	—	271	431		702	36		1990		06/07		30 years
Gun Barrel City, TX	—	242	467	—	—	242	467		709	48		1988		06/07		25 years
Brownsboro, TX	—	328	385	—	—	328	385		713	33		1990		06/07		30 years
Mabank, TX	—	229	494	—	—	229	494		723	50		1986		06/07		25 years
Tyler, TX	—	302	455	—	—	302	455		757	58		1981		06/07		20 years
Tyler, TX	—	256	542	—	—	256	542		798	69		1980		06/07		20 years
Longview, TX	—	426	382	—	—	426	382		808	39		1984		06/07		25 years
Tyler, TX	—	316	545	—	—	316	545		861	46		1989		06/07		30 years
Tyler, TX	—	542	403	—	—	481	403		884	41		1984		06/07		25 years
Longview, TX	—	360	535	—	—	360	535		895	54		1983		06/07		25 years
Mt. Vernon, TX	—	292	666	—	—	292	666		958	68		1990		06/07		25 years
Longview, TX	—	403	572	—	—	403	572		975	58		1985		06/07		25 years

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904		2,221	240		1982		03/99		40 years

Fuel-On:
Johnsonburg, PA	—	781	504	—	—	781	504		1,285	110		1978		08/05		20 years
White Haven, PA	—	486	867	—	—	486	867		1,353	190		1990		08/05		20 years
Dallas, PA	—	677	1,091	—	—	677	1,091		1,768	239		1995		08/05		20 years
Yeagertown, PA	—	142	180	—	—	142	180		322	39		1977		08/05		20 years
Hazleton, PA	—	2,529	728	—	—	2,529	728		3,257	159		2001		08/05		20 years
Kane, PA	—	478	592	—	—	356	—		356	—		1984		08/05		20 years
St. Mary’s, PA	—	274	261	—	—	274	261		535	57		1979		08/05		20 years
Luzerne, PA	—	171	415	—	—	171	415		586	91		1989		08/05		20 years
Bloomsburg, PA	—	541	146	—	—	541	146		687	32		1967		08/05		20 years
Emporium, PA	—	380	569	—	—	380	569		949	124		1996		08/05		20 years
Minersville, PA	—	680	582	—	—	680	582		1,262	58		1974		01/06		40 years
Houtzdale, PA	—	541	500	—	—	356	—		356	—		1977		01/06		15 years
Summerville, PA	—	93	272	—	—	93	272		365	27		1988		01/06		40 years
Carlisle, PA	—	170	202	—	—	170	202		372	20		1988		01/06		40 years
Danville, PA	—	180	359	—	—	180	359		539	36		1988		01/06		40 years
Zelienople, PA	—	160	437	—	—	160	437		597	43		1988		01/06		40 years

Furniture Xpress:
Buford, GA	—	1,925	5,035	—	—	1,925	5,035		6,960	687		2003		07/04		40 years

Furr’s Family Dining:
Las Cruces, NM	—	947	—	2,182	—	947	2,182		3,129	180		2006		01/06	(m)	40 years
Tucson, AZ	—	1,156	—	—	—	1,156	(e	)	1,156	(e	)	(e	)	07/06		(e	)
Moore, OK	—	939	—	2,429	—	939	2,429		3,368	134		2007		03/07	(m)	40 years

Gander Mountain:
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781		7,295	741		2004		11/04		40 years

Gate Petroleum:
Rocky Mount, NC	—	259	1,164	—	—	259	1,164		1,423	132		2000		06/05		40 years
Concord, NC	—	852	1,201	—	—	852	1,201		2,053	136		2001		06/05		40 years

Gen-X Clothing:
Federal Way, WA	—	2,037	1,662	257	—	2,037	1,919		3,956	519		1994		06/98		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)					Accumulated Depreciation and Amortization		Date of Construction		Date Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land		Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land		Building, Improvements & Leasehold Interests		Total
Golden Corral:
Lake Placid, FL	—	115		305	44	—	115		349		464	235		1985		05/85	35 years
Dallas, TX	—	1,138		1,025	—	—	1,138		1,025		2,163	206		1994		12/01	40 years
Brandon, FL	—	1,188		1,339	—	—	1,188		1,339		2,527	269		1998		12/01	40 years
Temple Terrace, FL	—	1,330		1,391	—	—	1,330		1,391		2,721	280		1997		12/01	40 years

Goodyear Truck & Tire:
Park City, KS	—	214		687	—	—	214		687		901	156		1989		06/05	20 years
Anthony, TX	—	(l	)	1,242	—	—	(l	)	1,242		1,242	76		2007		02/07	40 years

Great Clips:
Lapeer, MI	—	27		194	—	—	27		194		221	11		2007		10/05	40 years

Green Light Convenience:
Moosic, PA	—	323		309	—	—	323		309		632	68		1980		08/05	20 years

Guitar Center:
Roseville, MN	—	1,599		1,419	—	—	1,599		1,419		3,018	143		1994		08/06	40 years

GymKix:
Copperas Cove, TX	—	204		432	171	—	204		603		807	155		1972		11/98	40 years

H&R Block:
Swansea, IL	—	46		132	69	—	46		201		247	39		1997		12/01	40 years

Hastings:
Nacogdoches, TX	—	397		1,257	—	—	397		1,257		1,654	350		1997		11/98	40 years

Havertys Furniture:
Orlando, FL	—	820		2,441	6	—	820		2,448		3,268	936		1992		05/93	40 years
Clearwater, FL	—	1,184		2,526	44	—	1,184		2,570		3,754	1,060		1992		05/93	40 years
Pensacola, FL	—	633		1,595	—	—	603		1,595		2,198	539		1994		06/96	40 years
Bowie, MD	—	1,966		4,221	—	—	1,966		4,221		6,187	1,147		1997		12/97	39 years

Healthy Pet:
Suwanee, GA	—	175		1,038	—	—	175		1,038		1,213	79		1997		12/06	40 years
Colonial Heights, VA	—	160		746	—	—	160		746		906	55		1996		01/07	40 years

Heilig-Meyers/The Room Store:
Baltimore, MD	—	470		813	—	—	470		813		1,283	226		1968		11/98	40 years
Glen Burnie, MD	—	632		932	—	—	632		932		1,564	259		1968		11/98	40 years

Hog Pit:
Tucson, AZ	—	827		305	18	—	845		305		1,150	70		1974		12/01	40 years

Hollywood Video:
Cincinnati, OH	—	282		521	279	—	543		539		1,082	106		1998		12/01	40 years
Clifton, CO	—	245		732	—	—	245		732		977	147		1998		12/01	40 years

Home Decor:
Memphis, TN	—	549		540	364	—	549		904		1,453	224		1998		12/97	40 years

Home Depot:
Sunrise, FL	—	5,149		—	—	—	5,149		(i	)	5,149	(i	)	(i	)	05/03	(i	)

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
HomeGoods:
Fairfax, VA	—		978	1,414	937	—	978	2,352	3,330	482		1995		12/95		40 years

Hooters:
Tampa, FL	—		784	505	—	—	784	505	1,289	101		1993		12/01		40 years

Humana:
Sunrise, FL	—		800	253	—	—	800	253	1,053	35		1984		05/04		40 years

Hy-Vee:
St. Joseph, MO	—		1,580	2,849	—	—	1,580	2,849	4,429	519		1991		09/02		40 years

Int’l House of Pancakes:
Midwest City, OK	—		407	—	—	—	407	—	407	(i	)	(i	)	11/00		(i	)
Ankeny, IA	—		693	515	—	—	693	515	1,208	78		2002		06/05		30 years

J & J Insurance:
Hollywood, FL	—		193	44	18	—	116	—	116	—		1960		12/05		15 years

Jack in the Box:
Plano, TX	—		1,055	1,237	—	—	1,055	1,237	2,292	140		2001		06/05		40 years

Jacobson Industrial:
Des Moines, IA	—		61	112	—	—	61	112	173	26		1973		06/05		20 years

Jared Jewelers:
Richmond, VA	—		955	1,336	—	—	955	1,336	2,291	269		1998		12/01		40 years
Brandon, FL	—		1,197	1,182	—	—	1,197	1,182	2,379	226		2001		05/02		40 years
Lithonia, GA	—		1,271	1,216	—	—	1,271	1,216	2,487	232		2001		05/02		40 years
Houston, TX	—		1,676	1,440	—	—	1,676	1,440	3,116	253		1999		12/02		40 years

Jazzercise Fitness Center:
Orlando, FL	48	(o)	37	101	—	—	37	101	138	15		2001		02/04		40 years

Jin’s Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	20		1982		03/99		40 years

Jo-Ann etc:
Corpus Christi, TX	—		818	896	12	—	818	909	1,727	366		1967		11/93		40 years
St. Peters, MO	—		1,741	5,406	—	—	1,741	5,406	7,147	603		2005		06/05	(g)	40 years

Johnny Carino’s:
S. Beaumont, TX	—		439	1,363	—	—	439	1,363	1,802	274		2000		12/01		40 years
Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	242		1995		12/01		40 years
Lewisville, TX	—		1,370	1,019	—	—	1,370	1,019	2,389	205		1994		12/01		40 years

Joyful Noize Cafe:
Montgomery, AL	—		1,418	1,140	—	—	1,418	1,044	2,462	218		1999		12/01		40 years

Kangaroo Express:
Siler City, NC	—		586	645	—	—	586	645	1,231	54		1998		08/06		40 years
Sanford, NC	—		666	661	—	—	666	661	1,327	56		2000		08/06		40 years
Sanford, NC	—		1,638	1,371	—	—	1,638	1,371	3,009	116		2003		08/06		40 years
Carthage, NC	—		485	354	—	—	485	354	839	30		1989		08/06		40 years
West End, NC	—		426	516	—	—	426	516	942	44		1999		08/06		40 years
Belleview, FL	—		471	1,451	—	—	471	1,451	1,922	122		2006		08/06		40 years
Jacksonville, FL	—		683	1,362	—	—	683	1,362	2,045	115		1969		08/06		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Jacksonville, FL	—		807	1,239	—	—	807	1,239	2,046	105	1975	08/06	40 years
Destin, FL	—		1,366	1,192	—	—	1,366	1,192	2,558	98	2000	09/06	40 years
Niceville, FL	—		1,434	1,124	—	—	1,434	1,124	2,558	93	2000	09/06	40 years
Kill Devil Hills, NC	—		490	741	—	—	490	741	1,231	59	1995	10/06	40 years
Kill Devil Hills, NC	—		679	552	—	—	679	552	1,231	44	1990	10/06	40 years
Interlachen, FL	—		519	1,500	—	—	519	1,500	2,019	67	2007	10/06	40 years
Clarksville, TN	—		521	710	—	—	521	710	1,231	54	1999	12/06	40 years
Clarksville, TN	—		276	955	—	—	276	955	1,231	73	1999	12/06	40 years
Gallatin, TN	—		474	757	—	—	474	757	1,231	57	1999	12/06	40 years
Midland City, AL	—		729	2,538	—	—	729	2,538	3,267	193	2006	12/06	40 years
Naples, FL	—		3,195	1,403	—	—	3,195	1,403	4,598	107	2001	12/06	40 years
Oxford, MS	—		440	1,097	—	—	440	1,097	1,537	83	1998	12/06	40 years
Columbiana, AL	—		771	989	—	—	771	989	1,760	73	1982	01/07	40 years
Naples, FL	—		3,162	1,597	—	—	3,162	1,597	4,759	115	1995	02/07	40 years
Longs, SC	—		745	758	—	—	745	758	1,503	53	2001	03/07	40 years
Kentwood, LA	—		985	891	—	—	985	891	1,876	62	2001	03/07	40 years
Dothan, AL	—		774	1,886	—	—	774	1,886	2,660	132	2007	03/07	40 years
Naples, FL	—		2,412	1,589	—	—	2,412	1,589	4,001	104	2000	05/07	40 years
Montgomery, AL	—		666	1,185	—	—	666	1,185	1,851	75	1998	06/07	40 years
Cary, NC	—		1,314	2,125	—	—	1,314	2,125	3,439	126	2007	08/07	40 years

Kash n’ Karry:
Brandon, FL	3,031	(p)	322	1,222	—	—	322	1,222	1,544	190	1983	03/99	40 years

Keg Steakhouse:
Tacoma, WA	—		527	795	—	—	527	795	1,322	160	1981	12/01	40 years
Lynnwood, WA	—		1,256	649	—	—	1,256	649	1,905	131	1992	12/01	40 years
Bellingham, WA	—		397	456	—	—	397	456	853	92	1981	12/01	40 years

Kerasotes Theatre:
Michigan City, IN	—		1,996	8,422	—	—	1,996	8,422	10,418	482	2005	09/07	40 years
Machesney Park, IL	—		3,018	8,770	—	—	3,018	8,770	11,788	502	2005	09/07	40 years
New Lenox, IL	—		6,778	10,980	—	—	6,778	10,980	17,758	629	2004	09/07	40 years
Naperville, IL	—		6,141	11,624	—	—	6,141	11,624	17,765	666	2006	09/07	40 years
Galesburg, IL	—		1,205	2,441	—	—	1,205	2,441	3,646	140	2003	09/07	40 years
Evansville, IN	—		1,300	4,269	—	—	1,300	4,269	5,569	280	1999	09/07	35 years
Bolingbrook, IL	—		2,937	3,032	—	—	2,937	3,032	5,969	232	1994	09/07	30 years
Bloomington, IN	—		2,338	4,000	—	—	2,338	4,000	6,338	367	1987	09/07	25 years
Brighton, CO	—		1,070	5,491	—	—	1,070	5,491	6,561	315	2005	09/07	40 years
Muncie, IN	—		1,243	5,512	—	—	1,243	5,512	6,755	316	2005	09/07	40 years
Castle Rock, CO	—		2,905	5,002	—	—	2,905	5,002	7,907	287	2005	09/07	40 years
Lake Delton, WI	—		2,063	8,366	—	—	2,063	8,366	10,429	468	1999	01/08	35 years
Chicago, IL	—		7,257	10,955	—	—	7,257	10,955	18,212	536	2007	01/08	40 years
Schererville, IN	—		6,619	14,225	—	—	6,619	14,225	20,844	929	1996	01/08	30 years
Quincy, IL	—		1,297	2,850	—	—	1,297	2,850	4,147	159	1982	01/08	35 years
Johnson Creek, WI	—		1,433	3,932	—	—	1,433	3,932	5,365	220	1997	01/08	35 years

KFC:
Fenton, MO	—		307	496	—	—	307	496	803	264	1985	07/92	33 years
Erie, PA	—		517	496	—	—	517	496	1,013	100	1996	12/01	40 years
Marysville, WA	—		647	546	—	—	647	546	1,193	110	1996	12/01	40 years
Evansville, IN	—		370	767	—	—	370	767	1,137	69	2004	05/06	40 years

Kohl’s:
Florence, AL	—		818	1,047	—	—	818	1,047	1,865	85	2006	06/04	40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Kum & Go:
Omaha, NE	—		393	214	—	—	393	214	607	49	1979	06/05		20 years

LA Fitness:
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572	11,272	116	2009	06/08	(m)	40 years
Warren, MI	—		2,360	6,674	—	—	2,360	6,674	9,034	132	2009	07/08	(m)	40 years
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011	14,156	122	2009	08/08	(m)	40 years

Las Margaritas:
Indianapolis, IN	—		640	1,107	—	—	640	1,107	1,747	211	1996	12/01		40 years

Lil’ Champ:
Gainesville, FL	—		900	—	1,800	—	900	1,800	2,700	126	2006	07/05	(m)	40 years
Jacksonville, FL	—		2,225	3,265	—	—	2,225	3,265	5,490	130	2006	08/05		40 years
Ocala, FL	—		846	—	1,564	—	846	1,564	2,410	99	2006	02/06	(m)	40 years

Logan’s Roadhouse:
San Marcos, TX	—		837	1,453	—	—	837	1,453	2,290	114	2000	11/06		40 years
Warner Robins, GA	—		905	1,534	—	—	905	1,534	2,439	120	2004	11/06		40 years
Opelika, AL	—		1,028	1,753	—	—	1,028	1,753	2,781	137	2005	11/06		40 years
Fort Wayne, IN	—		1,274	2,110	—	—	1,172	2,110	3,282	165	2003	11/06		40 years
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047	3,382	160	2002	11/06		40 years
Sanford, FL	—		1,678	1,730	—	—	1,678	1,730	3,408	135	1999	11/06		40 years
Jackson, TN	—		1,200	2,246	—	—	1,200	2,246	3,446	175	1994	11/06		40 years
Greenwood, IN	—		1,341	2,105	—	—	1,341	2,105	3,446	164	2000	11/06		40 years
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202	3,487	172	1998	11/06		40 years
Cookeville, TN	—		1,262	2,271	—	—	1,262	2,271	3,533	177	1997	11/06		40 years
Hurst, TX	—		1,858	1,916	—	—	1,858	1,916	3,774	150	1999	11/06		40 years
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178	3,786	170	2005	11/06		40 years
Beckley, WV	—		1,396	2,405	—	—	1,396	2,405	3,801	188	2006	11/06		40 years
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947	4,249	152	1998	11/06		40 years
Alexandria, LA	—		1,218	3,049	—	—	1,218	3,049	4,267	238	1998	11/06		40 years
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338	2,636	102	2005	12/06		40 years
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705	4,224	130	1995	12/06		40 years

Lowe’s:
Memphis, TN	—		3,215	9,170	—	—	3,215	9,170	12,385	1,731	2001	06/02		40 years

M & T Bank:
Carlisle, PA	—		87	103	—	—	87	103	190	10	1988	01/06		40 years

Magic China Café:
Orlando, FL	52	(o)	40	111	—	—	40	111	151	16	2001	02/04		40 years

Majestic Liquors:
Hudson Oaks, TX	—		361	1,029	—	—	361	1,029	1,390	125	1993	02/05		40 years
Ft. Worth, TX	—		611	1,609	—	—	611	1,609	2,220	196	1974	02/05		40 years
Ft. Worth, TX	—		988	2,368	—	—	988	2,368	3,356	289	1997	02/05		40 years
Ft. Worth, TX	—		1,652	2,018	—	—	1,652	2,018	3,670	246	2000	02/05		40 years
Ft. Worth, TX	—		2,505	2,138	—	—	2,505	2,138	4,643	261	1988	02/05		40 years
Coffee City, TX	—		1,330	3,858	—	—	1,330	3,858	5,188	470	1996	02/05		40 years
Granbury, TX	—		786	1,234	—	—	786	1,234	2,020	117	2006	05/05	(g)	40 years
Dallas, TX	—		1,554	1,229	—	—	1,554	1,229	2,783	140	1982	06/05		40 years
Dallas, TX	—		2,407	2,299	—	—	2,407	2,299	4,706	255	1971	06/05		40 years
Azle, TX	—		648	859	—	—	648	859	1,507	55	1970	06/07		40 years
Ft. Worth, TX	—		575	933	—	—	575	933	1,508	59	1982	06/07		40 years
Lubbock, TX	—		1,293	1,211	—	—	1,293	1,211	2,504	74	1983	07/07		40 years
Lubbock, TX	—		2,606	2,898	—	—	2,606	2,898	5,504	178	1983	07/07		40 years

Mattress Firm:
Baton Rouge, LA	—		609	914	—	—	609	914	1,523	320	1995	12/95		40 years

MC Sports:
Lapeer, MI	—		408	2,086	—	—	408	2,086	2,494	120	2007	10/05		40 years

Merchant’s Tires:
Washington, DC	—		624	578	—	—	624	578	1,202	69	1983	03/05		40 years
Rockville, MD	—		1,030	306	—	—	1,030	306	1,336	37	1974	03/05		40 years
Newport News, VA	—		234	259	—	—	234	259	493	31	1986	03/05		40 years
Hampton, VA	—		180	427	—	—	180	427	607	51	1986	03/05		40 years
Norfolk, VA	—		398	508	—	—	398	508	906	61	1986	03/05		40 years

Mi Pueblo Foods:
Palo Alto, CA	—		2,272	3,405	—	—	2,272	3,405	5,677	919	1998	12/98	(f)	40 years

Michaels:
Fairfax, VA	—		986	2,133	—	—	986	2,133	3,119	463	1995	12/95		40 years
Grapevine, TX (n)	—		1,018	2,067	—	—	1,018	2,067	3,085	596	1998	06/98		40 years
Plymouth Meeting, PA	—		2,911	2,595	—	—	2,911	2,595	5,506	629	1999	10/98	(g)	40 years

Michael’s Family Restaurant:
Sherman, TX	—		233	126	24	—	233	150	383	21	1969	09/06		20 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Mister Car Wash:
Plymouth, MN	—	827	182	—	—	827	182	1,009	49	1955	04/07	10 years
West St Paul, MN	—	836	236	—	—	836	236	1,072	32	1972	04/07	20 years
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	88	1989	04/07	25 years
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	84	1985	04/07	25 years
Roseville, MN	—	861	564	—	—	861	564	1,425	76	1963	04/07	20 years
Houston, TX	—	796	678	—	—	796	678	1,474	73	1986	04/07	25 years
Edina, MN	—	894	687	—	—	894	687	1,581	93	1985	04/07	20 years
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	102	1984	04/07	20 years
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	100	1988	04/07	30 years
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	127	1983	04/07	20 years
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	89	1997	04/07	35 years
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	117	1993	04/07	35 years
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	154	1984	04/07	30 years
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	124	1983	04/07	25 years
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	173	1983	04/07	25 years
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	196	1975	04/07	25 years
Anoka, MN	—	212	214	—	—	212	214	426	39	1968	04/07	15 years
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	101	1995	04/07	35 years
Stillwater, MN	—	289	214	—	—	289	214	503	39	1971	04/07	15 years
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	153	1995	04/07	35 years
St. Cloud, MN	—	243	391	—	—	243	391	634	53	1986	04/07	20 years
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	98	1995	04/07	35 years
Des Moines, IA	—	213	476	—	—	213	476	689	64	1964	04/07	20 years
Houston, TX	—	288	466	—	—	288	466	754	84	1970	04/07	15 years
Cottage Grove, MN	—	274	485	—	—	274	485	759	52	1992	04/07	25 years
Spokane, WA	—	214	580	—	—	214	580	794	52	1990	04/07	30 years
Des Moines, IA	—	249	596	—	—	249	596	845	54	1990	04/07	30 years
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	128	2003	10/07	40 years
Rochester, MN	—	319	451	—	—	319	451	770	25	1994	10/07	40 years
Clearwater, FL	—	825	765	—	—	825	765	1,590	65	1969	11/07	25 years
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	81	1967	11/07	25 years
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	106	1985	11/07	30 years
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	187	1987	11/07	25 years
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	152	1985	11/07	30 years
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	142	1969	11/07	25 years
El Paso, TX	—	664	824	—	—	664	824	1,488	42	1991	12/07	40 years
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	54	1998	12/07	40 years
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	89	1986	12/07	30 years
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	75	1991	12/07	40 years
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	118	1983	12/07	40 years

Mr. E’s Music Supercenter:
Arlington, TX	—	435	2,300	334	—	435	2,634	3,069	775	1996	06/96	38 years

Muchas Gracias Mexican Restaurant:
Salem, OR	—	556	736	—	—	556	736	1,292	148	1996	12/01	40 years

New Covenant Church:
Augusta, GA	—	177	674	—	—	177	674	851	136	1998	12/01	40 years

Nitlantika:
Hollywood, FL	—	386	88	37	—	238	—	238	—	1960	12/05	15 years

Office Depot:
Arlington, TX	—	596	1,411	—	—	596	1,411	2,007	562	1994	01/94	40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Richmond, VA	—	889	1,948	—	—	889	1,948	2,837	662	1996	05/96		40 years
Hartsdale, NY	—	4,509	2,454	—	—	4,509	2,454	6,963	346	1996	09/97		40 years

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	609	1994	07/94		40 years
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	640	1995	06/95		40 years
Altamonte Springs, FL	—	1,690	3,050	—	—	1,690	3,050	4,740	1,058	1995	01/96		40 years
Cutler Ridge, FL	—	989	1,479	—	—	989	1,479	2,468	500	1995	06/96		40 years
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	963	1996	12/96		40 years
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	589	1995	02/97		40 years
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	684	1997	06/97		40 years
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	540	1998	09/97	(g)	40 years
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	523	1998	02/98		40 years
Leesburg, FL	—	640	—	1,929	—	640	1,929	2,569	532	1998	08/98		40 years
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	625	1995	11/98		40 years
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	482	1999	11/98	(g)	40 years

Orlando Metro Gymnastics:
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	167	2003	01/05		40 years

Palais Royale:
Sealy, TX	—	457	504	1,634	—	462	2,134	2,596	206	1982	03/99		40 years

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	5	1972	07/09		20 years

Pennstar Bank:
Dallas, PA	—	214	345	—	—	214	345	559	75	1995	08/05		20 years

Pep Boys:
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	142	1989	11/07		35 years
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	194	2007	11/07		30 years
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	5	1998	11/07		33 years
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	9	1989	11/07		28 years
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	209	1993	11/07		35 years
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	197	1995	11/07		35 years
Las Vegas, NV	—	1,917	2,530	—	—	1,917	2,530	4,447	154	1989	11/07		35 years
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	247	1986	11/07		30 years
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	228	1993	11/07		35 years
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	252	1987	11/07		30 years
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	228	1993	11/07		35 years
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	233	1995	11/07		35 years
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	264	1972	11/07		25 years
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	226	1993	11/07		35 years
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	293	1983	11/07		30 years
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	356	1987	11/07		30 years

Perkins Restaurant:
Des Moines, IA	—	256	136	—	—	256	136	392	62	1976	06/05		10 years
Des Moines, IA	—	226	203	—	—	226	203	429	92	1976	06/05		10 years
Des Moines, IA	—	270	218	—	—	270	218	488	99	1977	06/05		10 years
Newton, IA	—	354	402	—	—	354	402	756	182	1979	06/05		10 years
Urbandale, IA	—	377	581	—	—	377	581	958	132	1979	06/05		20 years

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	103	2008	03/08		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Bunnell, FL	—	316	881	—	—	316	881	1,197	38	1997	04/08		40 years
Houston, TX	—	535	—	3,426	—	535	3,426	3,961	61	2009	09/08	(m)	40 years
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	37	2009	11/08	(m)	40 years
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	32	2003	12/08		35 years

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	274	1996	12/97		40 years

Petro Express:
Charlotte, NC	—	1,025	1,605	—	—	1,025	1,605	2,630	145	1986	04/07		30 years
Charlotte, NC	—	507	698	—	—	507	698	1,205	95	1967	04/07		20 years
Lincolnton, NC	—	723	532	—	—	723	532	1,255	48	1989	04/07		30 years
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	39	2002	04/07		40 years
Monroe, NC	—	421	834	—	—	421	834	1,255	65	1997	04/07		35 years
Waxhaw, NC	—	508	747	—	—	508	747	1,255	51	2002	04/07		40 years
Rock Hill, SC	—	778	727	—	—	778	727	1,505	66	1990	04/07		30 years
Charlotte, NC	—	629	876	—	—	629	876	1,505	79	1986	04/07		30 years
Gastonia, NC	—	745	760	—	—	745	760	1,505	51	2003	04/07		40 years
Monroe, NC	—	709	796	—	—	709	796	1,505	62	1999	04/07		35 years
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	69	2004	04/07		40 years
Conover, NC	—	917	1,275	—	—	917	1,275	2,192	99	1999	04/07		35 years
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	95	2001	04/07		35 years
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	76	1988	04/07		35 years
Charlotte, NC	—	1,323	870	—	—	1,323	870	2,193	79	1982	04/07		30 years
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	92	1990	04/07		35 years
Charlotte, NC	—	1,037	1,468	—	—	1,037	1,468	2,505	114	1997	04/07		35 years
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	156	1983	04/07		30 years
Thomasville, NC	—	994	1,761	—	—	994	1,761	2,755	136	2000	04/07		35 years
Charlotte, NC	—	1,258	1,560	—	—	1,258	1,560	2,818	106	2004	04/07		40 years
Matthews, NC	—	1,197	1,746	—	—	1,197	1,746	2,943	158	1987	04/07		30 years
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	139	1998	04/07		35 years
Charlotte, NC	—	1,293	1,837	—	—	1,293	1,837	3,130	166	1987	04/07		30 years
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	166	1988	04/07		30 years
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	126	2001	04/07		35 years
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	99	2003	04/07		35 years
Fort Mill, SC	—	1,883	1,559	—	—	1,883	1,559	3,442	141	1988	04/07		30 years
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	160	1998	04/07		35 years
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	185	1987	04/07		30 years
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	153	1998	04/07		35 years
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	118	2002	04/07		35 years
Concord, NC	—	1,828	1,677	—	—	1,828	1,677	3,505	130	2002	04/07		35 years
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	112	1999	04/07		35 years
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	178	1992	04/07		30 years
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	146	1998	04/07		35 years
Statesville, NC	—	1,886	2,182	—	—	1,886	2,182	4,068	169	1999	04/07		35 years
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	135	1999	04/07		35 years
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	164	2005	04/07		40 years
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	152	1997	04/07		35 years
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	154	2000	04/07		35 years
Lincolnton, NC	—	2,359	1,771	—	—	2,359	1,771	4,130	137	2000	04/07		35 years
Cornelius, NC	—	1,653	2,664	—	—	1,653	2,664	4,317	206	2000	04/07		35 years
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	174	2004	04/07		40 years
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	160	1996	04/07		35 years
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	148	1999	04/07		35 years
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	198	1998	04/07		35 years
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	288	1998	04/07		35 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Charlotte, NC	—	429	425	—	—	429	425	854	38	1983	04/07		30 years
Gastonia, NC	—	335	545	—	—	335	545	880	37	2000	04/07		40 years
Charlotte, NC	—	1,231	1,214	—	—	1,231	1,214	2,445	80	1997	05/07		40 years
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	150	2005	05/07		40 years
Rock Hill, SC	—	3,108	2,146	—	—	3,108	2,146	5,254	141	1999	05/07		40 years

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,007	1998	09/98		40 years

Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	575	1995	02/96		40 years
Memphis, TN	—	713	822	—	—	713	822	1,535	258	1997	09/96	(f)	40 years
Sanford, FL	—	738	803	—	—	738	803	1,541	237	1998	06/97	(f)	40 years
Harlingen, TX	—	317	756	—	—	317	756	1,073	193	1999	11/98	(f)	40 years
Valdosta, GA	—	391	806	—	—	391	806	1,197	204	1999	01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	9	1976	12/01		40 years

Popeye’s:
Snellville, GA	—	642	437	—	—	642	437	1,079	88	1995	12/01		40 years

Pueblo Viejo Restaurant:
Chandler, AZ	—	655	791	—	—	655	791	1,446	162	1997	12/01		40 years

Pull-A-Part:
Augusta, GA	—	1,414	—	1,451	—	1,414	1,451	2,865	92	2007	08/06	(m)	40 years
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	88	1998	08/06		40 years
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	117	1999	08/06		40 years
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	176	1964	08/06		40 years
Knoxville, TN	—	961	2,384	—	—	961	2,384	3,345	147	2007	08/06	(m)	40 years
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	119	2006	08/06		40 years
Charlotte, NC	—	2,913	1,724	—	—	2,913	1,724	4,637	145	2006	08/06		40 years
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	129	2006	08/06		40 years
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	158	2008	08/06	(m)	40 years
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	114	2007	08/06	(m)	40 years
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	111	2007	08/06	(m)	40 years
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	107	2007	11/06	(m)	40 years
Jackson, MS	—	1,315	2,471	—	—	1,315	2,471	3,786	100	2008	12/06	(m)	40 years
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	64	2009	01/07	(m)	40 years
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	120	2008	05/07	(m)	40 years
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	66	2009	06/07	(m)	40 years
Winston-Salem, NC	—	846	—	2,449	—	846	2,449	3,295	64	2009	08/07	(m)	40 years
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	56	2009	08/07	(m)	40 years
Columbia, SC	—	935	2,178	—	—	935	2,178	3,113	52	2009	09/07	(m)	40 years
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	6	2009	10/08	(m)	40 years

QuikTrip:
Des Moines, IA	—	259	792	—	—	259	792	1,051	120	1996	06/05		30 years
Urbandale, IA	—	340	764	—	—	340	764	1,104	87	1993	06/05		40 years
Norcross, GA	—	844	297	—	—	839	297	1,136	45	1994	06/05		30 years
Norcross, GA	—	966	202	—	—	966	202	1,168	31	1993	06/05		30 years
Clive, IA	—	623	557	—	—	623	557	1,180	84	1994	06/05		30 years
Norcross, GA	—	948	294	—	—	948	294	1,242	44	1989	06/05		30 years
Gainesville, GA	—	592	913	—	—	592	913	1,505	138	1989	06/05		30 years
Woodstock, GA	—	488	1,042	—	—	488	1,042	1,530	118	1997	06/05		40 years
Lee’s Summit, MO	—	374	1,224	—	—	374	1,224	1,598	139	1999	06/05		40 years
Alpharetta, GA	—	1,048	607	—	—	1,048	607	1,655	69	1996	06/05		40 years
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	98	1990	06/05		30 years
Olathe, KS	—	793	1,392	—	—	793	1,392	2,185	158	1999	06/05		40 years
Herculaneum, MO	—	856	1,613	—	—	856	1,613	2,469	244	1991	06/05		30 years
Wichita, KS	—	118	454	—	—	113	454	567	69	1989	06/05		30 years
Wichita, KS	—	127	543	—	—	127	543	670	82	1990	06/05		30 years
Johnston, IA	—	394	385	—	—	394	385	779	58	1991	06/05		30 years
Des Moines, IA	—	379	455	—	—	379	455	834	69	1990	06/05		30 years

Quizno’s:
Lapeer, MI	—	29	211	—	—	29	211	240	13	2007	10/05		40 years

Qwest Corporation Service Center:
Decorah, IA	—	72	272	—	—	72	272	344	123	1974	06/05		10 years
Cedar Rapids, IA	—	184	629	—	—	184	629	813	143	1976	06/05		20 years

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	144	1989	07/92		39 years

REB Oil:
Deerfield Beach, FL	—	770	274	—	—	770	274	1,044	28	1980	12/05		40 years
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	136	1990	12/05		40 years

Reliable Life Insurance:
St. Louis, MO	—	2,078	13,762	—	—	2,076	13,762	15,838	1,881	1975	05/04		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Retail Operations: (h)
Ventura, CA	—	5,590	4,431	—	—	5,590	4,431	10,021	200	2001	03/08		40 years
Ventura, CA	—	6,253	4,560	—	—	6,253	4,560	10,813	235	1994	03/08		35 years
Bakersfield, CA	—	2,099	2,011	—	—	1,759	—	1,759	93	1990	03/08		35 years
Bakersfield, CA	—	3,303	3,845	—	—	1,978	—	1,978	268	1975	03/08		25 years
Bakersfield, CA	—	2,798	5,260	—	—	2,044	—	2,044	263	1997	03/08		35 years
Bakersfield, CA	—	2,043	3,520	—	—	2,043	680	2,723	195	1988	03/08		30 years
Bakersfield, CA	—	1,643	1,959	—	—	530	—	530	137	1975	03/08		25 years
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	147	2002	03/08		40 years
Bakersfield, CA	—	2,564	4,465	—	—	2,564	4,465	7,029	264	1988	03/08		30 years
Bakersfield, CA	—	3,664	3,709	—	—	3,664	3,709	7,373	190	1994	03/08		35 years
San Fernando, CA	—	6,630	2,706	—	—	6,630	2,706	9,336	167	1988	03/08		30 years
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	305	1998	03/08		35 years

Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	346	1996	01/96		40 years
Conyers, GA	—	575	999	—	—	575	999	1,574	313	1997	06/97		40 years
Augusta, GA	—	569	1,327	—	—	502	1,327	1,829	399	1997	12/97		40 years
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	514	1997	12/97		40 years
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	336	1999	03/98	(g)	40 years
Mobile, AL	—	1,137	1,694	—	—	1,137	1,694	2,831	341	2000	12/01		40 years
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	401	2000	12/01		40 years
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	402	1999	02/02		40 years
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	354	2001	02/02		40 years
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	487	2001	02/02		40 years
Saratoga Springs, NY	—	762	591	—	—	762	591	1,353	78	1993	09/04		40 years
Albany, NY (n)	—	34	824	—	—	34	824	858	109	1992	09/04		40 years
Hudson Falls, NY	—	57	780	39	—	57	819	876	106	1990	09/04		40 years
Albany, NY	—	25	867	—	—	25	867	892	115	1994	09/04		40 years
Monticello, NY	706	664	769	—	—	664	769	1,433	92	1996	03/05		40 years

Rite Rug:
Columbus, OH	—	1,596	934	13	—	1,605	939	2,544	120	1970	11/04		40 years

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	133	1997	06/06		40 years
Rockford, IL	—	623	1,331	—	—	623	1,331	1,954	118	2000	06/06		40 years
Belvidere, IL	—	748	1,256	—	—	748	1,256	2,004	111	1997	06/06		40 years
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	116	2002	06/06		40 years
Mendota, IL	—	959	1,296	—	—	959	1,296	2,255	115	1996	06/06		40 years
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	147	2000	06/06		40 years
Rockford, IL	—	1,094	1,662	—	—	1,094	1,662	2,756	147	1996	06/06		40 years
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	80	1990	06/06		40 years
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	168	1991	06/06		40 years
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	147	1998	06/06		40 years
Springfield, IL	—	1,795	1,863	—	—	1,795	1,863	3,658	165	1978	06/06		40 years
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	153	1990	06/06		40 years
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	219	1989	06/06		40 years
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	98	1987	06/06		40 years
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	108	2004	02/07		40 years
Princeton, IL	—	1,141	3,066	—	—	1,141	3,066	4,207	220	2003	02/07		40 years
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	193	1988	02/07	(f)	40 years
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	188	2007	02/07		40 years
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	144	2006	02/07		40 years
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	166	2002	02/07		40 years
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	75	1974	03/07		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements		Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Cedar Rapids, IA	—	1,025	984	—		—	1,025	984	2,009	69	1990	03/07		40 years
Okawville, IL	—	930	1,147	—		—	930	1,147	2,077	68	1997	08/07		40 years
Dubuque, IA	—	561	1,941	—		—	561	1,941	2,502	111	2000	09/07		40 years
Belvidere, IL	—	521	1,053	—		—	521	1,053	1,574	56	2008	09/07	(f)	40 years
South Beloit, IL	—	1,182	1,324	—		—	1,182	1,324	2,506	70	2008	09/07	(f)	40 years
Florence, KY	—	615	1,242	—		—	615	1,242	1,857	61	1990	04/08		35 years
Covington, KY	—	486	1,420	—		—	486	1,420	1,906	69	1996	04/08		35 years
Alexandria, KY	—	624	1,306	—		—	624	1,306	1,930	64	1993	04/08		35 years
Florence, KY	—	741	1,272	—		—	741	1,272	2,013	62	1994	04/08		35 years
Florence, KY	—	884	1,557	—		—	884	1,557	2,441	76	1995	04/08		35 years
Dry Ridge, KY	—	892	1,946	—		—	892	1,946	2,838	111	1973	04/08		30 years
Wilder, KY	—	954	1,902	—		—	954	1,902	2,856	93	1994	04/08		35 years
Hebron, KY	—	1,522	2,984	—		—	1,522	2,984	4,506	146	1996	04/08		35 years

Robb & Stucky:
Ft. Myers, FL	—	2,188	6,225	—		—	2,188	6,225	8,413	1,895	1997	12/97		40 years

Roger & Marv’s:
Kenosha, WI	—	1,918	3,431	—		—	1,918	3,431	5,349	1,100	1992	02/97		40 years

Roni Deutch Tax Services:
Hollywood, FL	—	202	46	19		—	123	—	123	—	1960	12/05		15 years

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	—		—	1,782	1,661	3,443	513	1994	06/96		38 years
Lodi, CA	—	614	1,415	—		—	614	1,415	2,029	220	1984	03/99		40 years

Rue 21:
Lapeer, MI	—	126	645	—		—	126	645	771	37	2007	10/05		40 years

Sally Beauty Supply:
Lapeer, MI	—	33	167	—		—	33	167	200	10	2007	10/05		40 years

Schlotzsky’s Deli:
Phoenix, AZ	—	706	315	—		—	706	315	1,021	63	1995	12/01		40 years
Scottsdale, AZ	—	717	311	—		—	717	311	1,028	62	1995	12/01		40 years

Season’s 52:
Schaumburg, IL	—	2,065	1,311	—		—	2,065	1,311	3,376	264	1998	12/01		40 years

Shek’s Chinese Express:
Eden Prairie, MN	—	65	261	—		—	65	261	326	50	1997	12/01		40 years

Shoes on a Shoestring:
Albuquerque, NM	—	1,442	2,335	—		—	1,442	2,335	3,777	732	1997	06/97		40 years

Shop ‘n Save:
Homestead, PA	—	1,139	—	2,158	(j)	—	1,139	2,158	3,297	305	1994	02/97		31 years

Shop-a-Snak:
Chelsea, AL	—	391	628	—		—	391	628	1,019	57	1981	05/06		40 years
Jasper, AL	—	551	747	—		—	551	747	1,298	68	1998	05/06		40 years
Bessemer, AL	—	564	742	—		—	564	742	1,306	67	2002	05/06		40 years
Birmingham, AL	—	361	744	—		—	361	744	1,105	67	1989	05/06		40 years
Hoover, AL	—	446	672	—		—	446	672	1,118	61	1989	05/06		40 years
Tuscaloosa, AL	—	386	733	—		—	386	733	1,119	66	1991	05/06		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Homewood, AL	—	468	657	—	—	468	657		1,125	60		1990		05/06		40 years
Birmingham, AL	—	439	704	—	—	439	704		1,143	64		1989		05/06		40 years
Birmingham, AL	—	490	769	—	—	490	769		1,259	70		1992		05/06		40 years
Hoover, AL	—	713	865	—	—	713	865		1,578	78		1998		05/06		40 years
Hoover, AL	—	764	1,157	—	—	663	1,157		1,820	105		2005		05/06		40 years
Trussville, AL	—	272	542	—	—	272	542		814	49		1992		05/06		40 years
Tuscaloosa, AL	—	525	463	—	—	525	463		988	42		1991		05/06		40 years
Tuscaloosa, AL	—	432	559	—	—	432	559		991	51		1991		05/06		40 years

SOAKS Express Wash:
Ankeny, IA	—	662	—	—	—	662	(e	)	662	(e	)	(e	)	06/05		(e	)

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854		8,473	319		1996		05/07		40 years

Spec’s Liquor and Fine Foods:
Corpus Christi, TX	—	777	918	542	—	777	1,460		2,237	366		1967		11/93		40 years

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982		1,324	256		1999		12/98	(g)	40 years

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522		3,650	514		1994		06/96		40 years
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703		3,131	252		1996		09/97		40 years
Memphis, TN (n)	—	820	—	2,573	—	820	2,573		3,393	721		1998		12/97	(g)	40 years
Little Rock, AR	—	3,113	2,660	—	—	3,113	2,660		5,773	751		1997		09/98		40 years
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983		9,733	1,041		1994		01/03		40 years

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685		7,712	630		2004		08/04		40 years

Stop N Go:
Kennedale, TX	—	400	692	—	—	391	692		1,083	139		1985		12/01		40 years
Grand Prairie, TX	—	421	685	—	—	421	685		1,106	138		1986		12/01		40 years

Stripes:
Laredo, TX	—	841	739	—	—	841	739		1,580	75		2001		12/05		40 years
Wichita Falls, TX	—	440	751	—	—	440	751		1,191	76		1984		12/05		40 years
Laredo, TX	—	675	533	—	—	675	533		1,208	54		1993		12/05		40 years
Wichita Falls, TX	—	484	828	—	—	484	828		1,312	84		1983		12/05		40 years
Harlingen, TX	—	755	601	—	—	755	601		1,356	61		1987		12/05		40 years
Laredo, TX	—	736	670	—	—	736	670		1,406	68		1984		12/05		40 years
Portland, TX	—	656	915	—	—	656	915		1,571	92		1983		12/05		40 years
Pharr, TX	—	784	805	—	—	784	805		1,589	81		2000		12/05		40 years
Brownsville, TX	—	933	699	—	—	933	699		1,632	71		1999		12/05		40 years
Lawton, OK	—	697	964	—	—	697	964		1,661	97		1984		12/05		40 years
Corpus Christi, TX	—	703	1,037	—	—	703	1,037		1,740	105		1986		12/05		40 years
Harlingen, TX	—	906	953	—	—	906	953		1,859	96		1991		12/05		40 years
McAllen, TX	—	987	893	—	—	987	893		1,880	90		1999		12/05		40 years
Harlingen, TX	—	754	1,152	—	—	754	1,152		1,906	116		1999		12/05		40 years
George West, TX	—	1,243	695	—	—	1,243	695		1,938	70		1996		12/05		40 years
Mission, TX	—	880	1,101	—	—	880	1,101		1,981	111		1999		12/05		40 years
McAllen, TX	—	975	1,030	—	—	975	1,030		2,005	104		2003		12/05		40 years
Donna, TX	—	1,004	1,127	—	—	1,004	1,127		2,131	114		1995		12/05		40 years
Pharr, TX	—	982	1,178	—	—	982	1,178		2,160	119		1988		12/05		40 years
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145		2,184	116		2004		12/05		40 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	136	1988	12/05	40 years
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	136	2000	12/05	40 years
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	130	2003	12/05	40 years
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	143	2005	12/05	40 years
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	112	2000	12/05	40 years
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	103	1990	12/05	40 years
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	118	1996	12/05	40 years
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	117	1984	12/05	40 years
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	132	2003	12/05	40 years
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	123	2003	12/05	40 years
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	188	1994	12/05	40 years
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	160	2005	12/05	40 years
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	140	1988	12/05	40 years
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	143	1982	12/05	40 years
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	146	2005	12/05	40 years
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	147	2005	12/05	40 years
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	142	1993	12/05	40 years
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	155	1984	12/05	40 years
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	164	1999	12/05	40 years
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	156	2004	12/05	40 years
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	143	2000	12/05	40 years
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	130	1995	12/05	40 years
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	179	2000	12/05	40 years
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	131	1994	12/05	40 years
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	217	1995	12/05	40 years
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	183	1999	12/05	40 years
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	114	1990	12/05	40 years
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	185	2000	12/05	40 years
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	190	2003	12/05	40 years
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	218	2005	12/05	40 years
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	182	2000	12/05	40 years
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	291	2002	12/05	40 years
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	450	2002	12/05	40 years
Laredo, TX	—	459	460	—	—	459	460	919	46	1983	12/05	40 years
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	110	2005	10/06	40 years
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	109	2006	12/06	40 years
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	137	2006	12/06	40 years
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	135	2006	12/06	40 years
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	123	2006	12/06	40 years
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	124	2007	04/07	40 years
Laredo, TX	—	448	734	—	—	448	734	1,182	52	1981	11/07	30 years
Laredo, TX	—	468	728	—	—	468	728	1,196	52	1973	11/07	30 years
Harlingen, TX	—	408	826	—	—	408	826	1,234	58	1982	11/07	30 years
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	83	1983	11/07	30 years
Laredo, TX	—	584	958	—	—	584	958	1,542	68	1981	11/07	30 years
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	80	1985	11/07	30 years
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	83	1981	11/07	30 years
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	86	1996	11/07	40 years
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	40	1996	11/07	40 years
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	158	1996	11/07	40 years
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	170	2006	11/07	40 years
San Angelo, TX	—	194	471	—	—	194	471	665	25	1998	11/07	40 years
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	63	2000	12/07	40 years
Harlingen, TX	—	277	808	—	—	277	808	1,085	53	1983	01/08	30 years
Laredo, TX	—	325	816	—	—	325	816	1,141	53	1983	01/08	30 years
Port Isabel, TX	—	299	855	—	—	299	855	1,154	56	1983	01/08	30 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Harlingen, TX	—	329	935	—	—	329	935		1,264	61		1980	01/08		30 years
McAllen, TX	—	643	1,776	—	—	643	1,776		2,419	116		1980	01/08		30 years
Brownsville, TX	—	843	1,429	—	—	843	1,429		2,272	58		2007	05/08		40 years
Laredo, TX	—	879	1,593	—	—	879	1,593		2,472	65		2007	05/08		40 years
Edinburg, TX	—	834	1,787	—	—	834	1,787		2,621	73		2007	05/08		40 years
La Villa, TX	—	710	2,166	—	—	710	2,166		2,876	88		2007	05/08		40 years
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934		3,117	79		2007	05/08		40 years
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383		3,653	129		1986	05/08		30 years
Houston, TX	—	696	1,458	—	—	696	1,458		2,154	38		2008	12/08		40 years
Lubbock, TX	—	671	1,612	—	—	671	1,612		2,283	42		2007	12/08		40 years

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218		272	41		1997	12/01		40 years
Cohoes, NY	—	22	116	1	—	22	117		139	15		1994	09/04		40 years
Albany, NY	—	3	67	—	—	3	67		70	9		1992	09/04		40 years

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	532	720		1,252	13		1993	07/09		25 years
Neosho, MO	—	352	—	—	—	352	(c	)	352	(c	)	1992	07/09		(c	)

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761		2,015	245		1971	02/97		40 years
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874		3,909	925		1985	02/97		40 years

Susser:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131		3,761	845		1983	03/99		40 years
Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132		178	27		1997	12/01		40 years

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755		1,030	152		2001	12/01		40 years
Ormond Beach, FL	—	632	526	—	—	632	526		1,158	106		2001	12/01		40 years
Phoenix, AZ	—	594	283	—	—	594	283		877	57		1995	12/01		40 years
Evansville, IN	—	221	828	—	—	221	828		1,049	75		2003	05/06		40 years
Indianapolis, IN	—	547	703	—	—	547	703		1,250	64		2004	05/06		40 years
Vincennes, IN	—	502	880	—	—	502	880		1,382	80		2004	05/06		40 years
Fishers, IN	—	990	486	—	—	990	486		1,476	44		1998	05/06		40 years
Evansville, IN	—	308	1,301	—	—	308	1,301		1,609	118		2000	05/06		40 years
Greensburg, IN	—	648	1,079	—	—	648	1,079		1,727	98		1998	05/06		40 years
Bedford, IN	—	797	937	—	—	797	937		1,734	85		1989	05/06		40 years
Speedway, IN	—	408	1,426	—	—	408	1,426		1,834	129		2003	05/06		40 years
Madisonville, KY	—	682	1,193	—	—	682	1,193		1,875	108		1999	05/06		40 years
Columbus, IN	—	690	1,213	—	—	690	1,213		1,903	110		2005	05/06		40 years
Ownesboro, KY	—	639	1,326	—	—	639	1,326		1,965	120		2005	05/06		40 years
Evansville, IN	—	524	1,815	—	—	524	1,815		2,339	164		2005	05/06		40 years
Shelbyville, IN	—	670	1,756	—	—	670	1,756		2,426	159		1998	05/06		40 years
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650		2,682	150		2004	05/06		40 years
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656		2,693	150		2003	05/06		40 years
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055		3,312	186		1990	05/06		40 years
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249		3,563	204		2003	05/06		40 years

Taverna Greek Grill:
Farmington, NM	—	2,757	730	—	—	2,757	730		3,487	30		2003	12/07	(m)	40 years

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920		1,504	185		1997	12/01		40 years
Thornton, CO	—	599	1,019	—	—	599	1,019		1,618	205		1998	12/01		40 years

TGI Friday’s:
Corpus Christi, TX	—	1,210	1,532	—	—	1,210	1,532		2,742	308		1995	12/01		40 years

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338		1,708	58		1977	09/06		20 years

Thomasville:
Buford, GA	—	1,267	2,406	—	—	1,267	2,406		3,673	328		2004	07/04		40 years

Three Monkeys:
Columbus, OH	—	1,032	1,107	—	—	1,032	1,107		2,139	223		1998	12/01		40 years

TitleMax:
Aiken, SC	—	442	646	—	—	442	646		1,088	30		1989	08/08		30 years
Riverdale, GA	—	877	400	—	—	877	400		1,277	22		1978	08/08		25 years
Hueytown, AL	—	135	93	—	—	135	93		228	13		1948	08/08		10 years
Sylacauga, AL	—	94	191	—	—	94	191		285	9		1986	08/08		30 years
Fairfield, AL	—	133	178	—	—	133	178		311	10		1974	08/08		25 years
Darlington, SC	—	47	267	—	—	47	267		314	15		1973	08/08		25 years
Montgomery, AL	—	96	233	—	—	96	233		329	13		1970	08/08		25 years
Memphis, TN	—	111	237	—	—	111	237		348	11		1981	08/08		30 years
Springfield, MO	—	125	230	—	—	125	230		355	13		1979	08/08		25 years
Lewisburg, TN	—	70	298	—	—	70	298		368	12		1998	08/08		35 years
Macon, GA	—	103	290	—	—	103	290		393	20		1967	08/08		20 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total
Cheraw, SC	—	88	330	—	—	88	330	418	18	1976	08/08	25 years
Pulaski, TN	—	109	361	—	—	109	361	470	17	1986	08/08	30 years
Berkeley, MO	—	237	282	—	—	237	282	519	19	1961	08/08	20 years
Dalton, GA	—	178	347	—	—	178	347	525	19	1972	08/08	25 years
Columbia, SC	—	212	319	—	—	212	319	531	15	1987	08/08	30 years
St. Louis, MO	—	134	398	—	—	134	398	532	16	1993	08/08	35 years
St. Louis, MO	—	244	288	—	—	244	288	532	16	1971	08/08	25 years
Nashville, TN	—	268	276	—	—	268	276	544	15	1978	08/08	25 years
Nashville, TN	—	256	301	—	—	256	301	557	14	1982	08/08	30 years
Marietta, GA	—	285	278	—	—	285	278	563	19	1967	08/08	20 years
Anniston, AL	—	160	453	—	—	160	453	613	16	2008	08/08	40 years
Springfield, MO	—	220	400	—	—	220	400	620	22	1979	08/08	25 years
Gadsden, AL	—	250	389	—	—	250	389	639	13	2007	08/08	40 years
Memphis, TN	—	226	444	—	—	226	444	670	20	1986	08/08	30 years
Taylors, SC	—	299	372	—	—	299	372	671	15	1999	08/08	35 years
Lawrenceville, GA	—	370	332	—	—	370	332	702	15	1986	08/08	30 years
Norcross, GA	—	599	350	—	—	599	350	949	19	1975	08/08	25 years
Snellville, GA	—	565	396	—	—	565	396	961	22	1977	08/08	25 years
Jonesboro, GA	—	675	292	—	—	675	292	967	16	1970	08/08	25 years

Top’s:
Lacey, WA	—	2,777	7,082	—	—	2,777	7,082	9,859	2,280	1992	02/97	40 years

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	200	—	100	1,599	1,699	388	1983	03/99	40 years

Tully’s:
Cheektowaga, NY	—	689	386	—	—	689	386	1,075	78	1994	12/01	40 years

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	64	2005	08/07	40 years
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	45	2004	05/08	40 years

Uni-Mart:
Williamsport, PA	—	909	122	—	—	909	122	1,031	27	1950	08/05	20 years
Hazleton, PA	—	670	377	—	—	670	377	1,047	83	1974	08/05	20 years
Chambersburg, PA	—	76	197	—	—	76	197	273	43	1990	08/05	20 years
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	428	1998	08/05	20 years
Bear Creek, PA	—	191	230	—	—	191	230	421	50	1980	08/05	20 years
Shippensburg, PA	—	204	330	—	—	204	330	534	72	1989	08/05	20 years
Larksville, PA	—	246	334	—	—	246	334	580	73	1990	08/05	20 years
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	92	1999	08/05	20 years
Ridgway, PA	—	382	259	—	—	382	259	641	57	1975	08/05	20 years
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	103	1989	08/05	20 years
St Clair, PA	—	212	475	—	—	212	475	687	104	1984	08/05	20 years
Taylor, PA	—	181	527	—	—	181	527	708	115	1973	08/05	20 years
Bloomsburg, PA	—	206	501	—	—	206	501	707	110	1981	08/05	20 years
Avis, PA	—	392	326	—	—	392	326	718	71	1976	08/05	20 years
Punxsutawney, PA	—	253	542	—	—	253	542	795	119	1983	08/05	20 years
Coraopolis, PA (n)	—	476	347	—	—	476	347	823	76	1983	08/05	20 years
Shamokin, PA	—	324	506	—	—	324	506	830	111	1956	08/05	20 years
East Brady, PA	—	269	583	—	—	269	583	852	128	1987	08/05	20 years
Pleasant Gap, PA	—	332	593	—	—	332	593	925	130	1996	08/05	20 years
Port Vue, PA	—	824	118	—	—	824	118	942	26	1953	08/05	20 years
Bradford, PA	—	184	762	—	—	184	762	946	167	1983	08/05	20 years
Mountaintop, PA	—	423	616	—	—	423	616	1,039	132	1987	09/05	20 years

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction		Date Acquired	Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Ashland, PA	—	355	545	—	—	355	545		900	117		1977		09/05	20 years
Bear Creek, PA (n)	—	689	275	—	—	689	275		964	59		1980		09/05	20 years
Midway, PA	—	311	708	—	—	311	708		1,019	93		1990		01/06	30 years
Beech Creek, PA	—	477	613	—	—	477	613		1,090	61		1988		01/06	40 years
Newstead, NY	—	255	835	—	—	255	835		1,090	83		1990		01/06	40 years
New Florence, PA	—	298	812	—	—	298	812		1,110	80		1989		01/06	40 years
Mercersburg, PA	—	672	746	—	—	672	746		1,418	74		1988		01/06	40 years
Pittsburgh, PA	—	905	1,346	—	—	905	1,346		2,251	133		1967		01/06	40 years
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,203		2,265	119		2000		01/06	40 years
Effort, PA	—	1,297	1,202	—	—	1,297	1,202		2,499	119		2000		01/06	40 years
Export, PA	—	222	215	—	—	222	215		437	21		1988		01/06	40 years
Reynoldsville, PA	—	113	328	—	—	113	328		441	32		1983		01/06	40 years
McSherrystown, PA	—	135	365	—	—	135	365		500	36		1988		01/06	40 years
Milesburg, PA	—	134	373	—	—	134	373		507	37		1987		01/06	40 years
Howard, PA	—	136	375	—	—	136	375		511	37		1987		01/06	40 years
Plains, PA	—	204	401	—	—	204	401		605	40		1994		01/06	40 years
Plainfield, PA	—	244	383	—	—	244	383		627	38		1988		01/06	40 years
Canisteo, NY	—	142	485	—	—	142	485		627	48		1983		01/06	40 years
Hastings, PA	—	199	455	—	—	199	455		654	45		1989		01/06	40 years
Nanticoke, PA	—	175	482	—	—	175	482		657	48		1988		01/06	40 years
Williamsport, PA	—	295	379	—	—	295	379		674	37		1988		01/06	40 years
Philipsburg, PA	—	428	269	—	—	428	269		697	27		1978		01/06	40 years
Ellwood City, PA	—	196	526	—	—	196	526		722	52		1987		01/06	40 years
Curwensville, PA	—	226	608	—	—	226	608		834	60		1983		01/06	40 years
Hughesville, PA	—	290	566	—	—	290	566		856	56		1977		01/06	40 years
Jersey Shore, PA	—	515	381	—	—	515	381		896	38		1960		01/06	40 years
Clairton, PA	—	215	701	—	—	215	701		916	111		1986		01/06	25 years
Leeper, PA	—	286	644	—	—	286	644		930	64		1987		01/06	40 years
Punxsutawney, PA	—	294	650	—	—	294	650		944	64		1983		01/06	40 years
Lewisberry, PA	—	412	534	—	—	412	534		946	53		1988		01/06	40 years
Burnham, PA	—	265	510	—	—	340	435		775	75		1978		07/06	20 years
Port Royal, PA	—	238	635	—	—	238	635		873	110		1989		07/06	20 years

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535		1,013	67		1981		12/04	40 years
Cedar Park, TX	—	535	829	—	—	535	829		1,364	105		1990		12/04	40 years
Irving, TX	—	708	911	—	—	708	911		1,619	115		1984		12/04	40 years
Perrysburg, OH	—	642	1,119	—	—	642	1,119		1,761	141		1979		12/04	40 years
Oklahoma City, OK	—	744	1,265	—	—	744	1,265		2,009	159		1997		12/04	40 years
Plano, TX	—	1,030	1,148	—	—	1,030	1,148		2,178	145		1996		12/04	40 years
Temple, TX	—	1,160	1,360	—	—	1,160	1,360		2,520	171		1998		12/04	40 years
Clearwater, FL	—	1,173	1,811	—	—	1,173	1,811		2,984	228		2001		12/04	40 years
Fort Collins, CO	—	2,057	978	—	—	2,057	978		3,035	123		1975		12/04	40 years
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125		3,240	268		2000		12/04	40 years
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944		3,687	245		2002		12/04	40 years
Ft. Worth, TX	—	1,428	—	—	—	1,428	—		1,428	(i	)	(i	)	01/05	(i	)
Ft. Worth, TX	—	510	1,128	—	—	510	1,128		1,638	140		1997		01/05	40 years
Melbourne, FL	—	747	607	—	—	747	607		1,354	70		1970		05/05	40 years

United Trust Bank:
Bridgeview, IL	—	673	744	—	—	673	744		1,417	150		1997		12/01	40 years

Vacant Land:
Florence, AL	—	1,034	—	—	—	748	(e	)	748	(e	)	(e	)	06/04	(e	)
Longwood, FL	—	585	—	—	—	585	(e	)	585	(e	)	(e	)	03/06	(e	)

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)				Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests		Total
Vacant Property:
Foothill Ranch, CA	—		1,456	2,505	—	—	1,456	2,505		3,961	814		1995		12/96		40 years
Sarasota, FL	—		1,168	1,904	219	—	1,168	2,122		3,290	319		1996		09/97		40 years
Knoxville, TN	—		467	735	—	—	467	735		1,202	201		1999		01/98	(f)	40 years
Mason, OH	—		594	885	—	—	594	885		1,479	233		1999		06/98	(f)	40 years
Everett, PA	—		226	1,160	8	—	226	657		883	190		1998		11/98		37 years
Aransas Pass, TX	—		90	1,241	—	—	89	1,241		1,330	335		1983		03/99		40 years
Sealy, TX	—		820	905	—	—	820	905		1,725	244		1982		03/99		40 years
Sarasota, FL	—		471	1,344	—	—	471	1,344		1,815	209		1983		03/99		40 years
Winfield, AL	—		420	1,685	—	—	420	1,685		2,105	454		1983		03/99		40 years
Southfield, MI	—		405	644	—	—	405	644		1,049	149		1976		12/01		40 years
Swansea, IL	—		92	265	—	—	92	265		357	53		1997		12/01		40 years
Eden Prairie, MN	—		76	211	94	—	76	305		381	58		1997		12/01		40 years
Mesa, AZ	—		153	400	113	—	153	513		666	81		1997		12/01		40 years
Wichita Falls, TX	—		819	1,107	—	—	696	—		696	220		1982		12/01		40 years
Jacksonville, FL	—		987	856	—	—	794	—		794	170		1996		12/01		40 years
Florissant, MO	—		2,490	2,937	—	—	2,490	2,937		5,427	493		1996		04/03		40 years
Woodstock, GA	—		1,937	1,285	—	—	1,891	1,016		2,907	210		1997		05/03		40 years
Orlando, FL	52	(o)	40	111	—	—	40	111		151	16		2001		02/04		40 years
Cohoes, NY	—		27	145	1	—	27	146		173	19		1994		09/04		40 years
Cohoes, NY	—		48	275	3	—	48	278		326	37		1994		09/04		40 years
Ticonderoga, NY	—		89	689	—	—	89	689		778	91		1993		09/04		40 years
Gastonia, NC	—		2,548	3,880	—	—	2,548	3,880		6,428	489		2004		12/04		40 years
Olean, NY	—		40	259	—	—	40	259		299	57		1990		08/05		20 years
Lapeer, MI	—		100	721	—	—	100	721		821	43		2007		10/05		40 years
Lafayette, LA	—		603	1,149	—	—	603	1,149		1,752	116		1999		12/05		40 years
Hollywood, FL	—		417	184	—	—	417	103		520	1		1961		12/05		10 years
Warriors Mark, PA	—		148	405	—	—	148	405		553	40		1995		01/06		40 years
Ridgeland, MS	—		779	933	—	—	779	933		1,712	94		1997		08/06		40 years
Montgomery, AL	—		593	1,187	—	—	593	1,187		1,780	120		1998		08/06		40 years
Houston, TX	—		422	1,915	—	—	422	1,915		2,337	193		1995		08/06		40 years
Houston, TX	—		112	509	—	—	112	509		621	52		1995		08/06		40 years
Tulsa, OK	—		325	314	—	—	325	314		639	52		1978		09/06		20 years
Hillman, MI	—		167	823	—	—	167	363		530	64		1952		10/06		40 years
Tucson, AZ	—		996	2,742	—	—	996	2,742		3,738	157		2007		12/06	(m)	40 years
Aurora, CO	—		5,076	13,874	38	—	5,076	13,912		18,988	940		1986		04/07		40 years
Independence, MO	—		1,838	1,534	—	—	1,838	1,534		3,372	101		1988		05/07		40 years
Wichita, KS	—		1,551	965	—	—	1,551	965		2,516	63		1987		05/07		40 years
Wichita, KS	—		3,275	1,631	—	—	3,275	1,631		4,906	107		1988		05/07		40 years
Columbus, OH	—		2,076	1,906	—	—	2,076	1,906		3,982	121		1990		06/07		40 years
Columbus, OH	—		5,380	2,693	—	—	5,380	2,693		8,073	171		1990		06/07		40 years
Bellingham, WA	—		1,237	1,260	—	—	1,237	408		1,645	61		1994		06/08		30 years
Plano, TX	—		5,705	17,049	—	—	5,705	17,049		22,754	710		1982		07/08		35 years

Value City Furniture:
White Marsh, MD	—		3,762	—	3,006	—	3,762	3,006		6,768	886		1998		10/97	(g)	40 years

Walgreens:
Sunrise, FL	—		1,958	1,401	—	—	1,958	1,401		3,359	232		1994		05/03		40 years
Tulsa, OK	—		1,193	3,056	—	—	1,193	3,056		4,249	347		2003		06/05		40 years

Washington Bike Center:
Fairfax, VA	—		193	279	84	—	193	363		556	76		1995		12/95		40 years

Wendy’s:
Sacramento, CA	—		586	—	—	—	586	(i	)	586	(i	)	(i	)	02/98		(i	)

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)					Accumulated Depreciation and Amortization	Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land		Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land		Building, Improvements & Leasehold Interests		Total
New Kensington, PA	—	501		333	—	—	501		333		834	67	1980		12/01		40 years

Whataburger:
Albuquerque, NM	—	624		419	—	—	624		419		1,043	84	1995		12/01		40 years
Brunswick, GA	—	291			910	—	291		910		1,201	62	2007		12/06	(m)	40 years
Starke, FL	—	476		982	—	—	476		982		1,458	73	2006		01/07		40 years
Jacksonville, FL	—	824		934	—	—	824		934		1,758	69	2006		01/07		40 years
Yulee, FL	—	894		1,014	—	—	894		1,014		1,908	75	2006		01/07		40 years

Wherehouse Music:
Homewood, AL	—	1,032		697	—	—	1,032		697		1,729	140	1997		12/01		40 years
Independence, MO	—	503		1,209	—	—	503		1,209		1,712	122	1994		12/05		40 years

Wingfoot:
Dandrige, TN	—	(l	)	1,030	—	—	(l	)	1,030		1,030	77	1989		05/07		35 years
Brunswick, GA	—	(l	)	1,450	—	—	(l	)	1,450		1,450	95	2003		05/07		40 years
Valdosta, GA	—	(l	)	1,477	—	—	(l	)	1,477		1,477	97	2004		05/07		40 years
Gary, IN	—	(l	)	1,486	—	—	(l	)	1,486		1,486	98	2004		05/07		40 years
Beaverdam, OH	—	(l	)	1,521	—	—	(l	)	1,521		1,521	100	2004		05/07		40 years
Dalton, GA	—	(l	)	1,541	—	—	(l	)	1,541		1,541	101	2004		05/07		40 years
Benton, AR	—	(l	)	309	—	—	(l	)	309		309	19	2001		05/07		40 years
Port Wentworth, GA	—	(l	)	552	—	—	(l	)	552		552	41	1998		05/07		35 years
Mebane, NC	—	(l	)	561	—	—	(l	)	561		561	42	1998		05/07		35 years
Franklin, OH	—	(l	)	563	—	—	(l	)	563		563	42	1998		05/07		35 years
Piedmont, SC	—	(l	)	567	—	—	(l	)	567		567	42	1999		05/07		35 years
Georgetown, KY	—	(l	)	679	—	—	(l	)	679		679	59	1997		05/07		30 years
Bowman, SC	—	(l	)	969	—	—	(l	)	969		969	73	1998		05/07		35 years
Temple, GA	—	(l	)	1,065	—	—	(l	)	1,065		1,065	57	2007		06/07		40 years
Whiteland, IN	—	(l	)	1,471	—	—	(l	)	1,471		1,471	90	2004		07/07		40 years
Evansville, IN	—	(l	)	576	—	—	(l	)	576		576	35	2002		07/07		40 years
Des Moines, IA	—	(l	)	816	—	—	(l	)	816		816	50	1987		07/07		40 years
Robinson, TX	—	(l	)	1,183	—	—	(l	)	1,183		1,183	63	2007		07/07		40 years
Kearney, MO	—	(l	)	1,269	—	—	(l	)	1,269		1,269	78	2003		07/07		40 years
Oklahoma City, OK	—	(l	)	1,247	—	—	(l	)	1,247		1,247	58	2008		08/07		40 years
Amarillo, TX	—	(l	)	1,158	—	—	(l	)	1,158		1,158	45	2008		02/08		40 years
Jackson, MS	—	(l	)	1,281	—	—	(l	)	1,281		1,281	47	2008		03/08		40 years
Glendale, KY	—	(l	)	1,066	—	—	(l	)	1,066		1,066	32	2008		07/08		40 years
Lebanon, TN	—	(l	)	1,331	—	—	(l	)	1,331		1,331	35	2008		08/08		40 years
Laredo, TX	—	(l	)	1,238	—	—	(l	)	1,238		1,238	25	2009		11/08		40 years

Winn-Dixie:
Columbus, GA	—	1,023		1,875	—	—	1,023		1,875		2,898	303	1984		07/03		40 years

Your Choice:
Montoursville, PA	—	158		415	13	—	158		428		586	41	1988		01/06		40 years

Ziebart:
Middleburg Heights, OH	—	199		148	—	—	199		148		347	18	1961		02/05		40 years
Maplewood, MN	—	308		311	—	—	308		311		619	38	1990		02/05		40 years

Zio’s Italian Kitchen:
Aurora, CO	—	1,168		1,105	—	—	1,168		1,105		2,273	153	2000		06/05		30 years

Leasehold Interests:
Lima, OH	—	1,290		—	—	—	1,290		(e	)	1,290	943	(e	)	08/01		(e	)

SUBTOTAL	24,430	1,061,112		1,340,082	134,270	—	1,056,186		1,450,349		2,506,535	183,956

See accompanying report of independent registered public accounting firm.

	Encumbrances	Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Accumulated Depreciation and Amortization		Date of Construction	Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
		Land		Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land		Building, Improvements & Leasehold Interests		Total
Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:

Barnes & Noble:
Plantation, FL	—	—		3,498	—	—	—		(c	)	(c	)	(c	)	1996	05/95	(f)	(c	)

Borders:
Altamonte Springs, FL	—	—		3,267	—	—	—		(c	)	(c	)	(c	)	1997	09/97		(c	)

Checkers:
Orlando, FL	—	—		287	—	—	—		(c	)	(c	)	(c	)	1988	07/92		(c	)

CVS:
San Antonio, TX	—	—		784	—	—	—		(c	)	(c	)	(c	)	1993	12/93		(c	)
Amarillo, TX	—	159		855	—	—	(d	)	(d	)	(d	)	(d	)	1994	12/94		(d	)
Lafayette, LA	—	—		949	—	—	—		(c	)	(c	)	(c	)	1995	01/96		(c	)
Oklahoma City, OK	—	(l	)	1,365	—	—	(l	)	(c	)	(c	)	(c	)	1997	06/97		(c	)
Oklahoma City, OK	—	(l	)	1,419	—	—	(l	)	(c	)	(c	)	(c	)	1997	06/97		(c	)

Denny’s:
Stockton, CA	—	940		509	—	—	(d	)	(d	)	(d	)	(d	)	1982	09/06		(d	)

Food 4 Less:
Chula Vista, CA	—	—		4,266	—	—	—		(c	)	(c	)	(c	)	1995	11/98		(c	)

Heilig-Meyers/The Room Store:
York, PA	—	279		1,110	—	—	(d	)	(d	)	(d	)	(d	)	1997	11/98		(d	)
Marlow Heights, MD	—	416		1,397	—	—	(d	)	(d	)	(d	)	(d	)	1968	11/98		(d	)

See accompanying report of independent registered public accounting firm.

	Encumbrances		Initial Cost to Company			Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Accumulated Depreciation and Amortization		Date of Construction		Date Acquired		Life on Which Depreciation & Amortization in Latest Income Statement is Computed
			Land		Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land		Building, Improvements & Leasehold Interests		Total
Jared Jewelers:
Phoenix, AZ	267	(k)	(l	)	1,242	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Toledo, OH	—		(l	)	1,458	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Oviedo, FL	392	(k)	(l	)	1,500	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Lewisville, TX	201	(k)	(l	)	1,503	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Glendale, AZ	—		(l	)	1,599	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)

Kash n’ Karry:
Valrico, FL	—		1,235		3,255	—	—	(d	)	(d	)	(d	)	(d	)	1997		06/02		(d	)

Rite Aid:
Kennett Square, PA	—		(l	)	—	1,984	—	(l	)	(c	)	(c	)	(c	)	2000		12/00		(c	)
Arlington, VA	—		(l	)	3,201	—	—	(l	)	(c	)	(c	)	(c	)	2000		02/02		(c	)

Sunshine Energy:
Altamont, KS	—		124		142	—	—	(d	)	(d	)	(d	)	(d	)	1979		07/09		(d	)
Chouteau, OK	—		113		301	—	—	(d	)	(d	)	(d	)	(d	)	1988		07/09		(d	)
Neosho, MO	—		—		775	—	—	—		(c	)	(c	)	(c	)	1992		07/09		(c	)

SUBTOTAL	860		3,266		34,682	1,984	—	—		—		—		—

Real Estate Held for Sale the Company has Invested in:

Our Place:
North Richland Hills, TX	—		584		180	185	—	596		352		948		—		1989		02/06		—

Power Center:
Midland, MI	—		1,085		1,635	—	—	1,085		1,635		2,720		—		2006		05/05	(g)	—
Big Flats, NY	—		2,248		7,159	—	—	2,248		5,291		7,539		—		2006		08/05	(g)	—
Topsham, ME	—		1,885		1,735	—	—	1,885		62		1,947		—		2007		02/06	(g)	—
Irving, TX	—		951		1,090	—	—	951		1,090		2,041		—		1987		02/06		—
Waxahachie, TX	—		1,249		1,097	—	—	1,249		1,097		2,346		—		1995		02/06		—
Rockwall, TX	—		8,959		28,717	—	—	8,959		26,717		35,676		—		2007		02/06	(g)	—
Harlingen, TX	—		247		807	—	—	247		807		1,054		—		2008		09/06	(g)	—
Harlingen, TX	—		749		1,238	—	—	749		1,238		1,987		—		2008		09/06	(g)	—
Woodstock, GA	—		261		701	—	—	261		606		867		—		1997		07/08		—

Starbucks:
Harlingen, TX	—		286		369	—	—	286		369		655		—		2008		09/06		—

Tutor Time:
Elk Grove, CA	—		1,216		2,786	—	—	1,216		2,786		4,002		—		2009		09/08		—

Vacant Land:
Grand Prairie, TX	—		387		—	—	—	108		(e	)	108		(e	)	(e	)	12/02		—
Topsham, ME	—		1,034		—	—	—	293		(e	)	293		(e	)	(e	)	02/06		—
Rockwall, TX	—		9,153		—	—	—	4,950		(e	)	4,950		(e	)	(e	)	02/06		—
Fairfield Township, OH	—		3,201		—	—	—	1,719		(e	)	1,719		(e	)	(e	)	08/06		—
Bonita Springs, FL	—		112		—	—	—	25		(e	)	25		(e	)	(e	)	09/06		—
Lancaster, OH	—		2,135		—	—	—	1,339		(e	)	1,339		(e	)	(e	)	01/08		—
Hadley, MA	—		2,570		—	—	—	2,570		(e	)	2,570		(e	)	(e	)	02/08		—

SUBTOTAL	—		38,312		47,514	185	—	30,736		42,050		72,786		—

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2009

(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2009, 2008, and 2007 are summarized as follows:

	2009	2008	2007
Land, buildings, and leasehold interests:
Balance at the beginning of year	$2,605,296	$2,415,544	$1,756,514
Acquisitions, completed construction and tenant improvements	37,175	410,787	864,116
Disposition of land, buildings, and leasehold interests	(21,751)	(215,542)	(203,403)
Provision for loss on impairment of real estate	(34,514)	(5,493)	(1,683)

Balance at the close of year	$2,586,206	$2,605,296	$2,415,544

Accumulated depreciation and amortization:
Balance at the beginning of year	$146,296	$111,087	$87,359
Disposition of land, buildings, and leasehold interests	(3,143)	(2,591)	(3,667)
Depreciation and amortization expense	40,803	37,800	27,395

Balance at the close of year	$183,956	$146,296	$111,087

As of December 31, 2009, the detailed real estate schedule excludes equipment and work in progress of $1,259 and $5,634, respectively, which is included in the above reconciliation.

(b)	As of December 31, 2009, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2009, the aggregate cost of the properties owned by NNN that are under operating leases were $2,450,070 and financing leases were $5,894.
(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.
(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.
(e)	NNN owns only the land for this property.
(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.
(g)	Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.
(h)	In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June of 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties.
(i)	NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.
(j)	In 2005, there was a lease amendment to this property, resulting in a reclassification from a direct financing lease to an operating lease.
(k)	NNN owns only the building for this property, which is encumbered by a fixed rate mortgage and security agreement.
(l)	NNN owns only the building for this property. The land is subject to a ground lease between NNN and an unrelated third party.
(m)	Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN funds the tenant’s construction draws, final funding occurs generally within 12 months from the acquisition of the land.
(n)	The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to NNN.
(o)	Property is encumbered as a part of NNN’s $6,952 long-term, fixed rate mortgage and security agreement.
(p)	Property is encumbered as a part of NNN’s $21,000 long-term, fixed rate mortgage and security agreement.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2009

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (e)		Principal Amount of Loans Subject to Delinquent Principal or Interest

First mortgages on properties:
Paramus, NJ	9.000%	2022	(b	)	—	6,000	$5,218		—

Des Moines, IA	8.000%	2010	(d	)	—	400	320		—

Terre Haute, IN	7.000%	2011	(c	)	—	1,582	1,452		—

Houston, TX	9.932%	2010	(c	)	—	3,998	3,998		—

Lubbock, TX	10.000%	2010	(c	)	—	14,000	9,025		—

Cleveland, OH	10.000%	2028	(c	)	—	6,644	6,644		—

Keystone Heights, FL	9.000%	2010	(c	)	—	1,650	1,650		—

Chattanooga, TN	9.000%	2010	(c	)	—	1,600	1,600		—

Lynchburg, VA	9.000%	2010	(c	)	—	1,600	1,600		—

Martinsburg, WV	9.000%	2010	(c	)	—	1,650	1,650		—

Milford, CT	7.000%	2013	(c	)	—	1,550	1,550		—

						$40,674	$34,707	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2009		2008	2007
Balance at beginning of year	$35,993		$49,336	$13,627
New mortgage loans	2,259	(f)	17,028 (f)	39,088	(f)
Deductions during the year:
Collections of principal	(3,545)		(27,874)	(3,379)
Foreclosures	—		(2,497)	—

Balance at the close of year	$34,707		$35,993	$49,336

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2009, 2008 and 2007 were $34,707, $35,993, and $49,336, respectively.

(f)	Mortgages totaling $2,259, $17,028, and $39,088, were accepted in connection with real estate transactions for the year ended December 31, 2009, 2008, and 2007, respectively.

See accompanying report of independent registered public accounting firm.