Form 10-Q
period 2010-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2010-05-06
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

83,311,413 shares of common stock, $0.01 par value, outstanding as April 29, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,323,515	$2,328,576
Accounted for using the direct financing method	30,945	31,317
Real estate, Inventory Portfolio, held for sale	71,778	72,423
Investment in unconsolidated affiliate	4,656	4,703
Mortgages, notes and accrued interest receivable	47,338	41,976
Commercial mortgage residual interests	16,577	20,153
Cash and cash equivalents	31,243	15,225
Receivables, net of allowance of $523 and $583, respectively	1,189	1,946
Accrued rental income, net of allowance of $2,987 and $2,875, respectively	25,945	25,745
Debt costs, net of accumulated amortization of $11,107 and $10,008, respectively	12,753	13,884
Other assets	35,862	35,014

Total assets	$2,601,801	$2,590,962

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$30,469	$25,290
Notes payable – convertible, net of unamortized discount of $16,855 and $18,355, respectively	344,880	343,380
Notes payable, net of unamortized discount of $1,272 and $1,324, respectively	618,728	618,676
Accrued interest payable	18,486	7,471
Other liabilities	29,168	29,283

Total liabilities	1,041,731	1,024,100

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 83,310,575 and 82,427,560 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	834	825
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,418,074	1,408,491
Retained earnings	46,056	62,413
Accumulated other comprehensive income	660	511

Total stockholders’ equity of NNN	1,557,624	1,564,240
Noncontrolling interests	2,446	2,622

Total equity	1,560,070	1,566,862

Total liabilities and equity	$2,601,801	$2,590,962

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Revenues:
Rental income from operating leases	$52,038	$52,761
Earned income from direct financing leases	764	754
Percentage rent	54	147
Real estate expense reimbursement from tenants	1,772	2,342
Interest and other income from real estate transactions	949	1,132
Interest income on commercial mortgage residual interests	1,049	1,054

	56,626	58,190

Retail operations:
Revenues	6,536	—
Operating expenses	(6,669)	—

Net	(133)	—

Operating expenses:
General and administrative	5,611	5,306
Real estate	3,530	3,420
Depreciation and amortization	11,855	11,692
Impairment – commercial mortgage residual interests valuation adjustment	3,683	—
Restructuring costs	—	731

	24,679	21,149

Earnings from operations	31,814	37,041

Other expenses (revenues):
Interest and other income	(252)	(347)
Interest expense	15,989	15,431

	15,737	15,084

Earnings from continuing operations before income tax (expense) benefit, equity in earnings of unconsolidated affiliate, gain on note receivable and property foreclosure and gain on extinguishment of debt	16,077	21,957

Income tax (expense) benefit	(92)	425
Equity in earnings of unconsolidated affiliate	105	103
Gain on note receivable and property foreclosures	16	—
Gain on extinguishment of debt	—	2,418

Earnings from continuing operations	16,106	24,903

Earnings from discontinued operations (Note 9):
Real estate, Investment Portfolio	61	1,820
Real estate, Inventory Portfolio, net of income tax expense	131	51

	192	1,871

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS—(Continued)

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Earnings including noncontrolling interests	$16,298	$26,774

Loss (earnings) attributable to noncontrolling interests:
Continuing operations	119	(179)
Discontinued operations	(52)	209

	67	30

Net earnings attributable to NNN	$16,365	$26,804

Net earnings attributable to NNN	$16,365	$26,804
Series C preferred stock dividends	(1,696)	(1,696)

Net earnings available to common stockholders	$14,669	$25,108

Net earnings per share of common stock:
Basic:
Continuing operations	$0.18	$0.29
Discontinued operations	0.00	0.03

Net earnings	$0.18	$0.32

Diluted:
Continuing operations	$0.18	$0.29
Discontinued operations	0.00	0.03

Net earnings	$0.18	$0.32

Weighted average number of common shares outstanding:
Basic	82,320,772	78,165,859

Diluted	82,446,011	78,253,746

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities:
Earnings including noncontrolling interests	$16,298	$26,774
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock compensation expense	1,113	1,119
Stock option expense – tax effect	122	—
Depreciation and amortization	12,045	11,990
Impairment – commercial mortgage residual interests valuation	3,683	—
Amortization of notes payable discount	1,552	1,496
Amortization of deferred interest rate hedges	(42)	(40)
Equity in earnings of unconsolidated affiliate	(105)	(103)
Distributions received from unconsolidated affiliate	143	157
Gain on disposition of real estate, Investment Portfolio	(22)	(1,032)
Gain on extinguishment of debt	—	(2,418)
Gain on note receivable and property foreclosures	(16)	—
Gain on disposition of real estate, Inventory Portfolio	(87)	(546)
Deferred income taxes	(89)	(387)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(8)	(2,099)
Proceeds from disposition of real estate, Inventory Portfolio	775	4,865
Decrease in real estate leased to others using the direct financing method	372	329
Increase in work in process	(152)	(503)
Increase in mortgages, notes and accrued interest receivable	(153)	(291)
Decrease in receivables	766	844
Increase in commercial mortgage residual interests	(15)	—
Decrease (increase) accrued rental income	(270)	132
Decrease in other assets	236	175
Increase in accrued interest payable	11,015	10,887
Decrease in other liabilities	(734)	(2,612)
Increase in current tax liability	19	47

Net cash provided by operating activities	46,446	48,784

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	1,419	4,124
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(6,491)	(14,346)
Increase in mortgages and notes receivable	—	(709)
Principal payments on mortgages and notes	291	542
Cash received from commercial mortgage residual interests	—	499
Payment of lease costs	(269)	(25)
Other	(750)	(94)

Net cash used in investing activities	$(5,800)	$(10,009)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from financing activities:
Proceeds from line of credit payable	$—	$52,800
Repayment of line of credit payable	—	(56,400)
Repayment of mortgages payable	(253)	(247)
Repayment of notes payable	—	(13,533)
Proceeds from issuance of common stock	8,357	8,975
Payment of Series C preferred stock dividends	(1,696)	(1,696)
Payment of common stock dividends	(31,026)	(29,313)
Noncontrolling interest contributions	—	152
Noncontrolling interest distributions	(10)	(277)
Stock issuance costs	—	(4)

Net cash used in financing activities	(24,628)	(39,543)

Net increase (decrease) in cash and cash equivalents	16,018	(768)

Cash and cash equivalents at beginning of period	15,225	2,626

Cash and cash equivalents at end of period	$31,243	$1,858

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$4,460	$4,536

Taxes paid	$88	$74

Supplemental disclosure of non-cash investing and financing activities:
Issued 392,474 and 262,546 shares of restricted and unrestricted common stock in 2010 and 2009, respectively, pursuant to NNN’s performance incentive plan	$8,392	$4,290

Issued 2,949 and 1,943 shares of common stock in 2010 and 2009, respectively, to directors pursuant to NNN’s performance incentive plan	$59	$29

Issued 6,823 and 11,785 shares of common stock in 2010 and 2009, respectively, pursuant to NNN’s Deferred Director Fee Plan	$93	$152

Change in other comprehensive income	$149	907

Mortgage receivable accepted in connection with real estate transactions	$5,500	$—

Mortgages payable assumed in connection with real estate transactions	$5,432	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable on the condensed consolidated balance sheets and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). As of March 31, 2010, NNN owned 1,014 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of 11,423,000 square feet, located in 43 states. In addition, as of March 31, 2010, NNN’s Investment Assets included $47,338,000 in mortgages, notes and interest receivable and $16,577,000 in commercial mortgage residual interests. The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of March 31, 2010, NNN owned 18 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010. Amounts as of December 31, 2009, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2009.

Principles of Consolidation

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

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

Valuation of Receivables – NNN estimates the collectability of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.

Other Comprehensive Income – The components for the change in other comprehensive income during the quarter ended March 31, 2010, consisted of the following (dollars in thousands):

Balance at beginning of period	$511
Amortization of interest rate hedges	(42)
Unrealized gain – commercial mortgage residual interests	92
Noncontrolling interests	99

Balance at end of period	$660

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Net earnings	$16,365	$26,804
Other comprehensive income	50	1,076

Comprehensive income including noncontrolling interests	16,415	27,880
Comprehensive (income) loss attributable to noncontrolling interests	99	(169)

Comprehensive income attributable to NNN	$16,514	$27,711

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

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Basic and Diluted Earnings:
Net earnings attributable to NNN	$16,365	$26,804
Less: Series C preferred stock dividends	(1,696)	(1,696)

Net earnings available to the Company’s common stockholders	14,669	25,108
Less: Earnings attributable to unvested restricted shares	(84)	(122)

Net earnings used in basic earnings per share	14,585	24,986
Reallocated undistributed income	—	—

Net earnings used in diluted earnings per share	$14,585	$24,986

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	82,953,206	78,720,099
Less: unvested restricted stock	(632,434)	(554,240)

Weighted average number of shares outstanding used in basic earnings per share	82,320,772	78,165,859
Effects of dilutive securities:
Common stock options	4,392	5,281
Directors’ deferred fee plan	120,847	82,606

Weighted average number of shares outstanding used in diluted earnings per share	82,446,011	78,253,746

The potential dilutive shares related to convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.

Fair Value Measurement – NNN’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

New Accounting Pronouncements – In June 2009, FASB issued guidance on the accounting for the transfers of financial assets. The new guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The new guidance is effective on a prospective basis for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. The adoption of the standard did not have a significant impact on NNN’s financial position or results of operations.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative. The new guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of the variable interest entity as well as additional disclosures. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of the standard did not have a significant impact on NNN’s financial position or results of operations.

In August 2009, FASB issued new guidance for the accounting for the fair value measurement of liabilities. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the approved techniques. The new guidance clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of the standard did not have a significant impact on NNN’s financial position or results of operations.

In January 2010, the FASB issued Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements. This update requires new disclosures for transfer in and out of Level 1 and 2, as well as, disclosure about the valuation techniques and inputs used to measure fair value for Level 1 and 2. In addition, activity in Level 3 should present separately information about purchases, sales, issuances and settlements on a gross basis (rather than as one net number). A reporting entity should provide fair value measurements disclosures for each class of assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on NNN’s financial position and results of operations.

In February 2010, the FASB issued Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements. An entity that is a filer with the Securities and Exchange Commission (“SEC”) is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC requirements. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. All of the amendments in this are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of the standard will not have a significant impact on NNN’s financial position or results of operations.

Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2010 presentation.

Note 2 – Real Estate – Investment Portfolio:

Leases – As of March 31, 2010, 976 of the Investment Property leases have been classified as operating leases, and 23 leases have been classified as direct financing leases. Seven properties account for the building portions of the property as direct financing leases while the land portions are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2010 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of March 31, 2010, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Land and improvements	$1,057,292	$1,054,888
Buildings and improvements	1,450,205	1,450,357
Leasehold interests	1,290	1,290

	2,508,787	2,506,535
Less accumulated depreciation and amortization	(193,610)	(183,956)

	2,315,177	2,322,579
Work in progress	8,338	5,997

	$2,323,515	$2,328,576

As of March 31, 2010, NNN has remaining funding commitments of $10,078,000 relating to the development of tenant improvements on four Investment Properties.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Note 3 – Real Estate – Inventory Portfolio:

As of March 31, 2010, the TRS owned 18 Inventory Properties: 12 completed inventory and six land parcels. As of December 31, 2009, the TRS owned 19 Inventory Properties: 13 completed inventory and six land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Inventory Properties:
Land	$19,446	$19,732
Building	47,315	47,684

	66,761	67,416
Construction projects:
Land	17,726	17,719
Work in process	(360)	(363)

	17,366	17,356
Less impairment	(12,349)	(12,349)

	$71,778	$72,423

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2010		2009
	# of Properties	Gain	# of Properties	Gain
Discontinued operations	1	$85	1	$515
Intersegment eliminations		2		31
Noncontrolling interest		(42)		—

Total discontinued operations attributable to NNN	1	$45	1	$546

Note 4 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages are secured by real estate, real estate securities or other assets and include structured finance investments which are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Mortgages and notes receivable	$46,916	$41,707
Accrued interest receivables	422	269

	$47,338	$41,976

Note 5 – Commercial Mortgage Residual Interests:

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

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	March 31, 2010	December 31, 2009
Discount rate	25%	25%
Average life equivalent CPR speeds range	2.6% -23.2 % CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.75% – 35.0% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Unrealized gains	$92	$1,116
Other than temporary valuation impairment	$3,683	$—

Note 6 – Preferred Stock:

NNN declared and paid dividends to its Series C preferred stockholders of $1,696,000 or $0.4609 per share during each of the quarters ended March 31, 2010 and 2009, respectively. The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

Note 7 – Common Stock:

During the quarters ended March 31, 2010 and 2009, NNN declared and paid dividends to its common shareholders of $31,026,000 and $29,313,000, respectively, or $0.375 and $0.375 per share, respectively, of common stock.

In April 2010, NNN declared a dividend of $0.375 per share, which is payable in May 2010 to its common stockholders of record as of April 30, 2010.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

	2010	2009
Shares of common stock	502,892	602,112
Net proceeds	$10,460	$8,852

Note 8 – Income Taxes:

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since the date of adoption. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2006 through 2010. NNN also files in many states with varying open years under statute.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Note 9 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of March 31, 2010, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Revenues:
Rental income from operating leases	$66	$1,154
Real estate expense reimbursement from tenants	1	44
Interest and other income from real estate transactions	28	—

	95	1,198

Operating expenses:
General and administrative	—	3
Real estate	26	248
Depreciation and amortization	30	159

	56	410

Earnings before gain on disposition of real estate	39	788

Gain on disposition of real estate	22	1,032

Earnings from discontinued operations attributable to NNN	$61	$1,820

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of March 31, 2010. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Revenues:
Rental income from operating leases	$1,152	$1,096
Real estate expense reimbursement from tenants	987	941
Interest and other income from real estate transactions	36	39

	2,175	2,076

Disposition of real estate:
Gross proceeds	802	4,900
Costs	(715)	(4,354)

Gain	87	546

Operating expenses:
General and administrative	38	45
Real estate	1,041	1,298
Depreciation and amortization	61	139

	1,140	1,482

Other expenses:
Interest expense	943	930

Earnings before income tax expense	179	210

Income tax expense	(48)	(159)

Earnings from discontinued operations including noncontrolling interests	131	51
Loss (earnings) attributable to noncontrolling interests	(52)	209

Earnings from discontinued operations attributable to NNN	$79	$260

Note 10 – Derivatives:

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

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

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

As of March 31, 2010, $591,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the quarters ended March 31, 2010 and 2009, NNN reclassed $42,000, and $40,000, respectively, out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $167,000 will be reclassified in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2010.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Note 11 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended March 31 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2010
External revenues	$56,836	$42	$—	$56,878
Intersegment revenues	299	259	(558)	—
Earnings from continuing operations	16,211	278	(383)	16,106
Earnings including noncontrolling interests	16,272	409	(383)	16,298
Net earnings attributable to NNN	16,365	383	(383)	16,365
Total assets	$2,706,011	$131,433	$(235,643)	$2,601,801

2009
External revenues	$58,511	$26	$—	$58,537
Intersegment revenues	953	260	(1,213)	—
Earnings from continuing operations	25,094	(417)	226	24,903
Earnings including noncontrolling interests	26,913	(365)	226	26,774
Net earnings attributable to NNN	26,804	(226)	226	26,804
Total assets	$2,639,604	$124,865	$(125,704)	$2,638,765

Note 12 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals for the quarter ended March 31, 2010 (dollars in thousands):

Balance at beginning of period	$20,153
Total gains (losses) – realized/unrealized:
Included in earnings	(3,683)
Included in other comprehensive income	92
Interest income on Residuals	1,049
Cash received from Residuals	(1,034)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at end of period	$16,577

Losses included in earnings attributable to a change in unrealized losses relating to assets still held at the end of period	$(252)

Note 13 – Fair Value of Financial Instruments:

NNN believes the carrying value of its revolving credit facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2010, and December 31, 2009, approximate fair value based upon current market prices for similar issuances. At March 31, 2010 and December 31, 2009, the fair value of NNN’s notes payable and convertible notes payable, collectively, were $1,011,177,000 and $987,275,000, respectively, based upon quoted market price.

NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(unaudited)

Note 14 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after March 31, 2010, the date of the condensed consolidated balance sheet, through May 6, 2010, the date of filing this Quarterly Report on Form 10-Q. There were no subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2009. The term “NNN” or the “Company” or “REIT” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” and “may,” or similar words or expressions Forward-looking statements involve known and unknown risks, including those risks included in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2009, which may cause NNN’s actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable on the condensed consolidated balance sheets, and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). Inventory Assets typically consist of two types of properties, property for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”).

As of March 31, 2010, NNN owned 1,014 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 11,423,000 square feet, located in 43 states. Approximately 96 percent of total properties in NNN’s Investment Portfolio was leased or operated by NNN at March 31, 2010. In addition, as of March 31, 2010, NNN had $47,338,000 in mortgages, notes and interest receivable and $16,577,000 of commercial mortgage residual interests. As of March 31, 2010, NNN owned 18 Inventory Properties and one was an Exchange Property. NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009.

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

NNN continues to maintain its diversification by tenant, geography and line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present significant attractive investment opportunities. NNN’s Investment Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	March 31, 2010	December 31, 2009	March 31, 2009
Investment Properties Owned:
Number	1,014	1,015	1,002
Total gross leasable area (square feet)	11,423,000	11,373,000	11,295,000

Investment Properties:
Leased	965	966	969
Operated	12	12	—
Percent of Investment Properties – leased and operated	96%	96%	97%
Weighted average remaining lease term (years)	12	12	13
Total gross leasable area (square feet) – leased and operated	10,552,000	10,508,000	10,650,000

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

	Lines of Trade	% of Annual Base Rent (1)
		March 31, 2010	December 31, 2009	March 31, 2009
1.	Convenience Stores	26.5%	26.7%	25.4%
2.	Restaurants – Full Service	9.2%	9.2%	8.8%
3.	Automotive Parts	6.7%	6.8%	6.0%
4.	Theaters	6.2%	6.3%	6.0%
5.	Automotive Service	5.6%	5.7%	8.9%
6.	Drug Stores	4.4%	4.1%	4.0%
7.	Books	4.1%	4.1%	3.9%
8.	Restaurants – Limited Service	3.2%	3.5%	3.3%
9.	Sporting Goods	3.1%	3.2%	3.3%
10.	Grocery	2.9%	2.9%	2.9%
	Other	28.1%	27.5%	27.5%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Acquisitions:
Number of Investment Properties	4	—
Gross leasable area (square feet)	64,000	—

Total dollars invested (1)	$12,376	$7,643

(1)	Includes dollars invested on projects under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Number of properties	5	3
Gross leasable area (square feet)	14,000	61,000
Net sales proceeds	$6,777	$4,121
Net gain	$22	$1,032

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Property Analysis – Inventory Portfolio

General. The following table summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	March 31, 2010	December 31, 2009	March 31, 2009
Development Portfolio:
Completed Inventory Properties	11	12	10
Properties under construction	—	—	2
Land parcels	6	6	6

	17	18	18

Exchange Portfolio:
Inventory Properties	1	1	13

Total Inventory Properties	18	19	31

Property Acquisitions. The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Development Portfolio:
Dollars invested (1)	$8	$2,115
Exchange Portfolio:
Dollars invested (1)	$—	$74
Total dollars invested	$8	$2,189

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective period.

Property Dispositions. The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2010		2009
	# of Properties	Gain	# of Properties	Gain
Development (1)	1	$45	1	$546

(1)	Net of noncontrolling interests.

Revenue from Continuing Operations Analysis

General. During the quarter ended March 31, 2010, NNN’s revenue decreased primarily due to a decrease in rental income and real estate expense reimbursements from tenants.

The following table summarizes NNN’s revenues from continuing operations for the quarters ended March 31 (dollars in thousands):

					Percent Increase
	2010	2009	2010	2009	(Decrease)
			Percent of Total
Rental income(1)	$52,856	$53,662	93.3%	92.3%	(1.5)%
Real estate expense reimbursement from tenants	1,772	2,342	3.1%	4.0%	(24.3)%
Interest and other income from real estate transactions	949	1,132	1.7%	1.9%	(16.2)%
Interest income on commercial mortgage residual interests	1,049	1,054	1.9%	1.8%	(0.5)%

Total revenues from continuing operations	$56,626	$58,190	100.0%	100.0%	(2.7)%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Rental Income. Rental Income slightly decreased for the quarter ended March 31, 2010, as compared to the same period in 2009, but remained stable as a percent of the total revenues from continuing operations. The decrease for the quarter ended March 31, 2010, is primarily due to nonrecurring rent settlement fees recorded in March 2009 of $2,733,000. The decrease in Rental Income was partially offset by the Rental Income generated from the dollars invested in property acquisitions and the completion of construction commitments since March 31, 2009.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants decreased for the quarter ended March 31, 2010, as compared to the same period in 2009. The decrease is primarily attributable to the decrease in reimbursements from certain properties which became vacant.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, primarily due to the decrease in activity in the structured finance investments.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations increased for the quarter ended March 31, 2010, primarily due to the commercial mortgage residual interests valuation adjustment. The following table summarizes NNN’s expenses from continuing operations for the quarters ended March 31 (dollars in thousands):

			Percent Increase	Percentage of Total		Percent of Revenues from Continuing Operations
	2010	2009	(Decrease)	2010	2009	2010	2009
General and administrative	$5,611	$5,306	5.7%	22.8%	25.0%	9.9%	9.1%
Real estate	3,530	3,420	3.2%	14.3%	16.2%	6.2%	5.9%
Depreciation and amortization	11,855	11,692	1.4%	48.0%	55.3%	20.9%	20.1%
Impairment commercial mortgage residual interests valuation adjustment	3,683	—	N/C (1)	14.9%	0.0%	6.5%	0.0%
Restructuring costs	—	731	(100.0)%	0.0%	3.5%	0.0%	1.3%

Total operating expenses	$24,679	$21,149	16.7%	100.0%	100.0%	43.5%	36.4%

Interest and other income	$(252)	$(347)	(27.4)%	(1.6)%	(2.3)%	(0.4)%	(0.6)%
Interest expense	15,989	15,431	3.6%	101.6%	102.3%	28.2%	26.5%

Total other expenses (revenues)	$15,737	$15,084	4.3%	100.0%	100.0%	27.8%	25.9%

(1)	Not calculable (“N/C”)

General and Administrative Expenses. General and administrative expenses increased for the quarter ended March 31, 2010, as compared to the same period in 2009, both in amount and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the quarter ended March 31, 2010, is primarily attributable to an increase in noncash expenses related to compensation of personnel and miscellaneous expense items.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value during the quarter ended March 31, 2010, NNN recorded an other than temporary valuation adjustment of $3,683,000 as a reduction of earnings from operations. The increase in the valuation adjustment was attributable to the changes in the valuation assumptions due to the changes in loan performance relating to the Residuals.

Restructuring Costs. During the quarter ended March 31, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during the same period in 2010.

Interest Expense. Interest expense increased for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009. The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $2,500,000 and $8,500,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192% in May 2009 and February 2009, respectively,

(ii)	repurchase of $3,800,000 and $5,000,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in March 2009 and January 2009, respectively,

(iii)	the decrease of $25,213,000 in the weighted average debt outstanding on the Credit Facility for the quarter ended March 31, 2010, as compared to the same period in 2009,

(iv)	the decrease of $465,000 in capitalized interest expense for the quarter ended March 31, 2010, as compared to the same period in 2009, and

(v)	the increase of $250,000 in amortization of loan commitment fees related to the new Credit Facility entered into in November 2009.

Earnings from Discontinued Operations

Earnings

NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired or were terminated and any Investment Properties that were held for sale at March 31, 2010. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the quarters ended March 31 (dollars in thousands):

	2010			2009
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Investment Assets	5	$22	$61	3	$1,032	$1,820
Inventory Assets, net of noncontrolling interests	1	45	79	1	546	260

	6	$67	$140	4	$1,578	$2,080

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

Cash and Cash Equivalents. The table below summarizes NNN’s cash flows for the quarters ended March 31 (dollars in thousands):

	2010	2009
Cash and cash equivalents:
Provided by operating activities	$46,446	$48,784
Used in investing activities	(5,800)	(10,009)
Used in financing activities	(24,628)	(39,543)

Increase (decrease)	16,018	(768)
Net cash at beginning of period	15,225	2,626

Net cash at end of period	$31,243	$1,858

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN generally uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the quarters ended March 31, 2010 and 2009 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the quarter ended March 31, 2010, include the following significant transactions:

•	$31,026,000 in dividends paid to common stockholders,

•	$1,696,000 in dividends paid to holders of the depositary shares of NNN’s Series C preferred stock,

•	$10,460,000 in net proceeds from the issuance of 502,892 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	Assumed two mortgages for $5,432,000 in connection with property acquisition which bear a weighted average interest rate of 8.03% and mature in October 2010.

Contractual Obligations and Commercial Commitments. As of March 31, 2010, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	4	$26,788	$16,710	$10,078

(1)	Including construction and land costs.

As of March 31, 2010, NNN had outstanding letters of credit totaling $653,000 under its Credit Facility.

As of March 31, 2010, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Generally the Investment Properties are leased under long term net leases. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with NNN’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.

As of March 31, 2010, NNN owned 37 vacant, un-leased Investment Properties which accounted for approximately four percent of total Investment Properties held in NNN’s Investment Portfolio. Vacant properties in the Investment Portfolio could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease such properties in a timely manner.

On April 20, 2009, one of NNN’s tenants, Titlemax Holdings, LLC and its affiliated companies (“Titlemax”), which leased 30 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2010 Titlemax assumed all of its leases with NNN.

In April 2010, Titlemax’s plan of reorganization was approved by the U.S. Bankruptcy Court. NNN does not believe Titlemax’s Chapter 11 filing will have a material adverse effect on its operations or financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the quarters ended March 31, 2010 and 2009, NNN declared and paid dividends to its common stockholders of $31,026,000 and $29,313,000, respectively, or $0.375 per share, respectively, of common stock.

In April 2010, NNN declared a dividend of $0.375 per share which is payable in May 2010 to its common stockholders of record as of April 30, 2010.

NNN declared and paid dividends to its Series C preferred stockholders of $1,696,000 or $0.4609 per share during each of the quarters ended March 31, 2010 and 2009, respectively. The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	March 31, 2010	Percentage of Total	December 31, 2009	Percentage of Total
Mortgages payable	$30,469	3.1%	$25,290	2.6%
Notes payable – convertible	344,880	34.0%	343,380	34.8%
Notes payable	618,728	62.9%	618,676	62.6%

Total outstanding debt	$994,077	100.0%	$987,346	100.0%

Indebtedness. NNN expects to use indebtedness primarily for property acquisitions and development of retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable. NNN’s $400,000,000 Credit Facility matures November 2012, with an option to extend maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $500,000,000.

As of March 31, 2010, no balance was outstanding, and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $653,000.

In March 2010, the Company acquired two properties subject to mortgages securing a loan for $5,432,000. The loans bear interest at a weighted average rate of 8.03% per annum with monthly principal and interest payments of $44,000 and the balance due in October 2010.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)	2028 Notes (2)(5)(6)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate(8)	3.950%	5.125%
Debt Issuance Costs	$3,850 (3)	$5,459 (7)
Earliest Conversion Date	September 2025	June 2027
Earliest Put Option Date	September 2011	June 2013
Maturity Date	September 2026	June 2028

Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)

Outstanding principal balance at March 31, 2010	$138,700	$223,035

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

(3)	Includes $48, $66 and $349 of note costs which were written off in connection with the repurchase of $3,800, $5,000 and $25,000 of the 2026 Notes, respectively.
(4)	The conversion rate per $1 principal amount was 41.6750 shares of NNN’s common stock, which is equivalent to a conversion price of $23.9488 per share of common stock.
(5)	The conversion rate per $1 principal amount was 39.3459 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4156 per share of common stock.
(6)	NNN repurchased $2,500 and $8,500 in May 2009 and February 2009, respectively, for a purchase price of $2,049 and $6,539, respectively, resulting in a gain of $342 and $1,525, respectively.
(7)	Includes $48 and $171 of note costs which were written off in connection with the repurchase of $2,500 and $8,500 of the 2028 Notes, respectively.
(8)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

	2010	2009
Shares of common stock	502,892	602,112
Net proceeds	$10,460	$8,852

Mortgages and Notes Receivable

Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	March 31, 2010	December 31, 2009
Mortgages and notes receivable	$46,916	$41,707
Accrued interest receivables	422	269

	$47,338	$41,976

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at March 31, 2010. Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	March 31, 2010	December 31, 2009
Discount rate	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2% CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.75% – 35.0% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended March 31,
	2010	2009
Unrealized gains	$92	$1,116
Other than temporary valuation impairment	3,683	—

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2010, Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2010, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2010 and December 31, 2009. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2010. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of March 31, 2010 and December 31, 2009. The table incorporates only those debt obligations that existed as of March 31, 2010; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. Due to no outstanding balance on the Credit Facility, during the quarter, if interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would not have increased for the quarter ended March 31, 2010.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages		Unsecured Debt (1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2010	$6,200	7.93%	$19,992	8.60%
2011	1,098	7.20%	135,016	5.84%
2012	19,290	6.92%	49,918	7.83%
2013	863	7.35%	209,864	7.19%
2014	881	7.27%	149,783	5.91%
Thereafter	2,137	7.36%	399,035	6.45%

Total	$30,469	7.19%	$963,608	6.64%

Fair Value:
March 31, 2010	$30,469		$1,011,177

December 31, 2009	$25,290		$987,275

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized note discount. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $16,577,000 and $20,153,000 as of March 31, 2010 and December 31, 2009, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2010, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

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

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 6th day of May, 2010.

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

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).