Form 10-Q
period 2010-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2010-08-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes     X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes     X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer     X      Accelerated Filer           Non-Accelerated Filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

83,377,357 shares of common stock, $0.01 par value, outstanding as July 29, 2010.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	June 30, 2010	December 31, 2009
	(unaudited)
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,335,018	$2,328,576
Accounted for using the direct financing method	30,564	31,317
Real estate, Inventory Portfolio, held for sale	31,933	72,423
Investment in unconsolidated affiliate	4,612	4,703
Mortgages, notes and accrued interest receivable	42,886	41,976
Commercial mortgage residual interests	15,148	20,153
Cash and cash equivalents	51,832	15,225
Receivables, net of allowance of $997 and $583, respectively	3,645	1,946
Accrued rental income, net of allowance of $3,094 and $2,875, respectively	25,766	25,745
Debt costs, net of accumulated amortization of $11,668 and $10,008, respectively	11,608	13,884
Other assets	34,386	35,014

Total assets	$2,587,398	$2,590,962

LIABILITIES AND EQUITY

Liabilities:
Mortgages payable	$30,189	$25,290
Notes payable – convertible, net of unamortized discount of $15,329 and $18,355, respectively	346,406	343,380
Notes payable, net of unamortized discount of $1,220 and $1,324, respectively	618,780	618,676
Accrued interest payable	7,464	7,471
Other liabilities	32,845	29,283

Total liabilities	1,035,684	1,024,100

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 83,375,887 and 82,427,560 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	835	825
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,421,381	1,408,491
Retained earnings	34,418	62,413
Accumulated other comprehensive income	569	511

Total stockholders’ equity of NNN	1,549,203	1,564,240
Noncontrolling interests	2,511	2,622

Total equity	1,551,714	1,566,862

Total liabilities and equity	$2,587,398	$2,590,962

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$52,178	$52,934	$104,168	$105,648
Earned income from direct financing leases	755	746	1,519	1,500
Percentage rent	129	119	184	266
Real estate expense reimbursement from tenants	1,598	2,061	3,370	4,403
Interest and other income from real estate transactions	978	1,325	1,928	2,458
Interest income on commercial mortgage residual interests	858	1,000	1,907	2,053

	56,496	58,185	113,076	116,328

Disposition of real estate, Inventory Portfolio:
Gross proceeds	5,600	-	5,600	-
Costs	(4,959)	-	(4,959)	-

Gain	641	-	641	-

Retail operations:
Revenues	8,696	-	15,233	-
Operating expenses	(8,265)	(25)	(14,935)	(25)

Net	431	(25)	298	(25)

Operating expenses:
General and administrative	5,775	5,784	11,386	11,090
Real estate	3,156	3,082	6,701	6,590
Depreciation and amortization	11,961	11,169	23,803	22,860
Impairment – real estate	-	1,064	-	1,064
Impairment – commercial mortgage residual interests valuation adjustment	165	-	3,848	-
Restructuring costs	-	-	-	731

	21,057	21,099	45,738	42,335

Earnings from operations	36,511	37,061	68,277	73,968

Other expenses (revenues):
Interest and other income	(586)	(416)	(838)	(763)
Interest expense	16,034	15,436	32,024	30,866

	15,448	15,020	31,186	30,103

Earnings from continuing operations before income tax (expense) benefit, equity in earnings of unconsolidated affiliate, gain (loss) on note receivable and property foreclosures and gain on extinguishment of debt	21,063	22,041	37,091	43,865

Income tax (expense) benefit	(231)	424	(326)	848
Equity in earnings of unconsolidated affiliate	108	107	214	209
Gain (loss) on note receivable and property foreclosures	51	(7,816)	67	(7,816)
Gain on extinguishment of debt	-	1,014	-	3,432

Earnings from continuing operations	20,991	15,770	37,046	40,538

Earnings from discontinued operations (Note 8):
Real estate, Investment Portfolio, net of income tax expense	530	2,473	642	4,428
Real estate, Inventory Portfolio, net of income tax expense	129	22	260	73

	659	2,495	902	4,501

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Earnings including noncontrolling interests	$21,650	$18,265	$37,948	$45,039

Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(468)	(171)	(349)	(350)
Discontinued operations	24	(4)	(28)	204

	(444)	(175)	(377)	(146)

Net earnings attributable to NNN	$21,206	$18,090	$37,571	$44,893

Net earnings attributable to NNN	$21,206	$18,090	$37,571	$44,893
Series C preferred stock dividends	(1,696)	(1,696)	(3,392)	(3,392)

Net earnings available to common stockholders	$19,510	$16,394	$34,179	$41,501

Net earnings per share of common stock:
Basic:
Continuing operations	$0.23	$0.17	$0.40	$0.46
Discontinued operations	0.01	0.03	0.01	0.06

Net earnings	$0.24	$0.20	$0.41	$0.52

Diluted:
Continuing operations	$0.22	$0.17	$0.40	$0.46
Discontinued operations	0.01	0.03	0.01	0.06

Net earnings	$0.23	$0.20	$0.41	$0.52

Weighted average number of common shares outstanding:
Basic	82,694,624	79,163,140	82,589,917	78,667,255

Diluted	82,825,423	79,265,374	82,717,975	78,762,897

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Earnings including noncontrolling interests	$37,948	$45,039
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	2,712	2,136
Stock option expense – tax effect	122	-
Depreciation and amortization	24,192	24,201
Impairment – real estate	-	1,064
Impairment – commercial mortgage residual interests valuation	3,848	-
Amortization of notes payable discount	3,130	2,977
Amortization of deferred interest rate hedges	(82)	(79)
Equity in earnings of unconsolidated affiliate	(214)	(209)
Distributions received from unconsolidated affiliate	286	325
Gain on disposition of real estate, Investment Portfolio	(377)	(1,632)
Gain on extinguishment of debt	-	(3,432)
Loss (gain) on note receivable and property foreclosures	(67)	7,816
Gain on disposition of real estate, Inventory Portfolio	(941)	(558)
Deferred income tax expense (benefit)	179	(926)
Income tax valuation allowance	265	-
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(335)	(2,012)
Proceeds from disposition of real estate, Inventory Portfolio	42,817	5,358
Decrease in real estate leased to others using the direct financing method	753	668
Increase in work in process	(324)	(1,191)
Increase in mortgages, notes and accrued interest receivable	(39)	(169)
Decrease (increase) in receivables	(1,680)	819
Decrease (increase) in commercial mortgage residual interests	1,284	(229)
Increase accrued rental income	(91)	(801)
Decrease (increase) in other assets	74	(3)
Decrease in accrued interest payable	(7)	(133)
Decrease in other liabilities	(3,167)	(1,348)
Increase in current tax liability	37	45

Net cash provided by operating activities	110,323	77,726

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	5,704	8,549
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(23,003)	(25,577)
Increase in mortgages and notes receivable	(8,362)	(709)
Principal payments on mortgages and notes	9,358	991
Payment of lease costs	(686)	(359)
Other	(1,610)	(83)

Net cash used in investing activities	$(18,599)	$(17,188)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:
Proceeds from line of credit payable	$-	$104,000
Repayment of line of credit payable	-	(108,500)
Repayment of mortgages payable	(533)	(492)
Repurchase of notes payable – convertible – debt component	-	(14,785)
Repurchase of notes payable – convertible – equity component	-	(796)
Proceeds from issuance of common stock	11,832	21,794
Payment of Series C preferred stock dividends	(3,392)	(3,392)
Payment of common stock dividends	(62,174)	(59,220)
Noncontrolling interest contributions	11	152
Noncontrolling interest distributions	(861)	(320)
Stock issuance costs	-	(32)

Net cash used in financing activities	(55,117)	(61,591)

Net increase (decrease) in cash and cash equivalents	36,607	(1,053)

Cash and cash equivalents at beginning of period	15,225	2,626

Cash and cash equivalents at end of period	$51,832	$1,573

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$31,054	$30,845

Taxes paid	$305	$206

Supplemental disclosure of non-cash investing and financing activities:
Issued 392,474 and 262,546 shares of restricted and unrestricted common stock in 2010 and 2009, respectively, pursuant to NNN’s performance incentive plan	$7,490	$4,290

Issued 5,372 and 3,601 shares of common stock in 2010 and 2009, respectively, to directors pursuant to NNN’s performance incentive plan	$118	$59

Issued 12,528 and 22,143 shares of common stock in 2010 and 2009, respectively, pursuant to NNN’s Deferred Director Fee Plan	$186	$304

Change in other comprehensive income	$58	2,452

Mortgage receivable accepted in connection with real estate transactions	$5,950	$1,550

Mortgages payable assumed in connection with real estate transactions	$5,432	$-

Real estate acquired in connection with mortgage receivable foreclosure	$4,350	$-

Assets received in note receivable foreclosure	$-	$4,276

Note receivable foreclosure	$-	$(12,092)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). As of June 30, 2010, NNN owned 1,014 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of 11,399,000 square feet, located in 43 states. In addition, as of June 30, 2010, NNN’s Investment Assets included $42,886,000 in mortgages, notes and accrued interest receivable and $15,148,000 in commercial mortgage residual interests. The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of June 30, 2010, NNN owned 17 Inventory Properties.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010. Amounts as of December 31, 2009, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2009.

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

Other Comprehensive Income – The components for the change in other comprehensive income during the six months ended June 30, 2010, consisted of the following (dollars in thousands):

Balance at beginning of period	$511
Amortization of interest rate hedges	(82)
Unrealized gain – commercial mortgage residual interests	127
Stock value adjustment	(13)
Noncontrolling interests	26

Balance at end of period	$569

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net earnings	$21,206	$18,090	$37,571	$44,893
Other comprehensive income (loss)	(18)	2,141	32	3,217

Comprehensive income including noncontrolling interests	21,188	20,231	37,603	48,110
Comprehensive (income) loss attributable to noncontrolling interests	(73)	(596)	26	(765)

Comprehensive income attributable to NNN	$21,115	$19,635	$37,629	$47,345

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic and Diluted Earnings:
Net earnings attributable to NNN	$21,206	$18,090	$37,571	$44,893
Less: Series C preferred stock dividends	(1,696)	(1,696)	(3,392)	(3,392)

Net earnings available to NNN’s common stockholders	19,510	16,394	34,179	41,501
Less: Earnings attributable to unvested restricted shares	(92)	(156)	(144)	(278)

Net earnings used in basic earnings per share	19,418	16,238	34,035	41,223
Reallocated undistributed income	-	-	-	-

Net earnings used in diluted earnings per share	$19,418	$16,238	$34,035	$41,223

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	83,344,447	79,831,150	83,149,908	79,278,694
Less: unvested restricted stock	(649,823)	(668,010)	(559,991)	(611,439)

Weighted average number of shares outstanding used in basic earnings per share	82,694,624	79,163,140	82,589,917	78,667,255
Effects of dilutive securities:
Common stock options	3,866	8,773	4,151	7,578
Directors’ deferred fee plan	126,933	93,461	123,907	88,064

Weighted average number of shares outstanding used in diluted earnings per share	82,825,423	79,265,374	82,717,975	78,762,897

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

Fair Value Measurement – NNN’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

—	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

—

Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

—

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Business Combination Retrospective Adjustment – In connection with the default in June 2009 by one of NNN’s tenants under a note receivable and certain lease agreements with NNN, NNN acquired the operations of the tenant’s 12 auto service businesses which were operated on the respective Investment Properties. A preliminary fair value of the assets acquired was recorded during the quarter ended June 30, 2009. As of December 31, 2009, a final valuation of the assets was completed and recorded by NNN. This adjustment was applied retrospectively and resulted in the following non-cash adjustment to the amounts and per share amounts as originally reported in NNN’s Form 10-Q for the quarterly period ended June 30, 2009, and as restated or adjusted in this Form 10-Q.

	Quarter Ended June 30, 2009	Six Months Ended June 30, 2009

Net earnings, as reported	$26,954	$53,757
Loss on note receivable and property foreclosure	(8,864)	(8,864)

Net earnings attributable to NNN	$18,090	$44,893

	Quarter Ended June 30, 2009		Six Months Ended June 30, 2009
	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.17	$0.57	$0.46
Discontinued operations	0.04	0.03	0.07	0.06

Net earnings	$0.32	$0.20	$0.64	$0.52

Diluted:
Continuing operations	$0.28	$0.17	$0.57	$0.46
Discontinued operations	0.04	0.03	0.07	0.06

Net earnings	$0.32	$0.20	$0.64	$0.52

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

In January 2010, the FASB issued Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements.  This update requires new disclosures for transfer in and out of Level 1 and 2, as well as, disclosure about the valuation techniques and inputs used to measure fair value for Level 1 and 2. In addition, activity in Level 3 should present separately information about purchases, sales, issuances and settlements on a gross basis (rather than as one net number). A reporting entity should provide fair value measurements disclosures for each class of assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.

In February 2010, the FASB issued Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements.  An entity that is a filer with the Securities and Exchange Commission (“SEC”) is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC requirements. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. All of the amendments in this are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of the standard did not have an impact on NNN’s financial position or results of operations.

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

Reclassification – Certain items in the prior year’s condensed consolidated financial statements and notes to condensed consolidated financial statements have been reclassified to conform to the 2010 presentation.

Note 2 – Real Estate - Investment Portfolio:

Leases – As of June 30, 2010, 985 of the Investment Property leases have been classified as operating leases, and 23 leases have been classified as direct financing leases. Seven properties account for the building portions of the property as direct financing leases while the land portions are accounted for as operating leases. Substantially all leases have initial terms of 10 to 20 years (expiring between 2010 and 2029) and provide for minimum rentals. In addition, the leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. As of June 30, 2010, the weighted average remaining lease term was approximately 12 years. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions as in the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009

Land and improvements	$1,068,043	$1,054,888
Buildings and improvements	1,453,817	1,450,357
Leasehold interests	1,290	1,290

	2,523,150	2,506,535
Less accumulated depreciation and amortization	(203,006)	(183,956)

	2,320,144	2,322,579
Work in process	14,874	5,997

	$2,335,018	$2,328,576

As of June 30, 2010, NNN has remaining funding commitments of $10,629,000 relating to the development and tenant improvements on 14 Investment Properties.

Note 3 – Real Estate – Inventory Portfolio:

As of June 30, 2010, the TRS owned 17 Inventory Properties: 11 completed inventory and six land parcels. As of December 31, 2009, the TRS owned 19 Inventory Properties: 13 completed inventory and six land parcels. The Inventory Portfolio consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009

Inventory Properties:
Land	$10,487	$19,732
Building	18,487	47,684

	28,974	67,416
Construction projects:
Land	8,992	17,719
Work in process	113	(363)

	9,105	17,356
Less impairment	(6,146)	(12,349)

	$31,933	$72,423

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Discontinued operations	1	$-	1	$12	2	$85	2	$527
Intersegment eliminations		213		-		215		31
Noncontrolling interest		-		-		(42)		-

Total discontinued operations attributable to NNN.		-		12		258		558

	1	$213	1	$12	2	$258	2	$558

Note 4 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages and notes are secured by real estate, real estate securities or other assets and include structured finance investments which are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009

Mortgages and notes receivable	$42,733	$41,707
Accrued interest receivables, net of reserves	222	269
Unamortized discount	(69)	-

	$42,886	$41,976

Note 5 – Commercial Mortgage Residual Interests:

NNN owns a 79.93 percent equity interest in Orange Avenue Mortgage Investments, Inc. (“OAMI”). OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2010	December 31, 2009

Discount rate	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2 % CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.75% – 35.0% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Unrealized gains	$35	$1,584	$127	$2,531
Other than temporary valuation impairment	$165	$-	$3,848	$-

Note 6 – Stockholders’ Equity:

Preferred Stock – NNN declared and paid dividends to its Series C preferred stockholders of $3,392,000 or $0.9218 per share during each of the six months ended June 30, 2010 and 2009, respectively. The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

Common Stock – During the six months ended June 30, 2010 and 2009, NNN declared and paid dividends to its common stockholders of $62,174,000 and $59,220,000, respectively, or $0.75 per share of common stock.

In July 2010, NNN declared a dividend of $0.38 per share, which is payable in August 2010 to its common stockholders of record as of July 30, 2010.

In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for each of the six months ended June 30 (dollars in thousands):

	2010	2009

Shares of common stock	561,107	1,340,072
Net proceeds	$11,770	$21,364

Note 7 – Income Taxes:

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

Note 8 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of June 30, 2010, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income from operating leases	$230	$2,931	$343	$4,132
Real estate expense reimbursement from tenants	12	73	13	117
Interest and other income from real estate transactions	-	-	28	-
Interest and other income from non-real estate	-	3	-	3

	242	3,007	384	4,252

Operating expenses:
General and administrative	-	-	-	3
Real estate	26	173	36	333
Depreciation and amortization	24	958	69	1,118

	50	1,131	105	1,454

Earnings before gain on disposition of real estate and income tax expense	192	1,876	279	2,798

Gain on disposition of real estate	355	600	377	1,632

Income tax expense	(17)	(3)	(14)	(2)

Earnings from discontinued operations attributable to NNN	$530	$2,473	$642	$4,428

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of June 30, 2010. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income from operating leases	$1,216	$1,136	$2,368	$2,232
Real estate expense reimbursement from tenants	154	175	1,141	1,116
Interest and other income from real estate transactions	461	19	496	57

	1,831	1,330	4,005	3,405

Disposition of real estate:
Gross proceeds	36,668	502	37,470	5,402
Costs	(36,455)	(490)	(37,170)	(4,844)

Gain	213	12	300	558

Operating expenses:
General and administrative	19	21	56	65
Real estate	380	333	1,421	1,631
Depreciation and amortization	55	59	116	198

	454	413	1,593	1,894

Other expenses (revenues):
Interest and other income	(2)	-	(2)	-
Interest expense	943	896	1,886	1,826

	941	896	1,884	1,826

Earnings before income tax expense	649	33	828	243

Income tax expense	(520)	(11)	(568)	(170)

Earnings from discontinued operations including noncontrolling interests	129	22	260	73
Loss (earnings) attributable to noncontrolling interests	24	(4)	(28)	204

Earnings from discontinued operations attributable to NNN	$153	$18	$232	$277

Note 9 – Derivatives:

FASB ASC 815 provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

In accordance with the guidance on derivatives and hedging, NNN records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to hedge the foreign currency exposure of a net investment in a foreign operation are considered net investment hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under FASB ASC 815.

NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks and forward swaps (“forward hedges”) and interest rate swaps as part of its cash flow hedging strategy. Forward hedges designated as cash flow hedges lock in the yield/ price of a treasury security or the fixed rate of the underlying interest rate swap. Interest rate swaps designated as cash flow hedges hedging the variable cash flows associated with floating rate debt involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. To date, such derivatives have been used to hedge the variable cash flows associated with floating rate debt and forecasted interest payments of a forecasted issuance of debt.

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

As of June 30, 2010, $631,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the six months ended June 30, 2010 and 2009, NNN reclassed

$82,000, and $79,000, respectively, out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $158,000 will be reclassified in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2010.

Note 10 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the quarters ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2010

External revenues	$57,012	$70	$-	$57,082
Intersegment revenues	285	275	(560)	-
Earnings from continuing operations	20,779	1,027	(815)	20,991
Earnings including noncontrolling interests	21,308	1,157	(815)	21,650
Net earnings attributable to NNN	21,206	815	(815)	21,206
Total assets	$2,725,655	$43,915	$(182,172)	$2,587,398

2009
External revenues	$58,549	$52	$-	$58,601
Intersegment revenues	956	267	(1,223)	-
Earnings from continuing operations	15,728	(485)	527	15,770
Earnings including noncontrolling interests	18,201	(463)	527	18,265
Net earnings attributable to NNN	18,090	(527)	527	18,090
Total assets	$2,746,403	$123,995	$(232,239)	$2,638,159

The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the six months ended June 30 (dollars in thousands):

	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2010

External revenues	$113,802	$112	$-	$113,914
Intersegment revenues	584	533	(1,117)	-
Earnings from continuing operations	36,938	1,306	(1,198)	37,046
Earnings including noncontrolling interest	37,580	1,566	(1,198)	37,948
Net earnings attributable to NNN	37,571	1,198	(1,198)	37,571
Total assets	2,725,655	43,915	(182,172)	2,587,398

2009
External revenues	$117,013	$78	$-	$117,091
Intersegment revenues	1,909	526	(2,435)	-
Earnings from continuing operations	40,687	(902)	753	40,538
Earnings including noncontrolling interest	45,115	(829)	753	45,039
Net earnings attributable to NNN	44,893	(753)	753	44,893
Total assets	$2,746,403	$123,995	$(232,239)	$2,638,159

Note 11 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals for the six months ended June 30, 2010 (dollars in thousands):

Balance at beginning of period	$20,153
Total gains (losses) – realized/unrealized:
Included in earnings	(3,848)
Included in other comprehensive income	127
Interest income on Residuals	1,907
Cash received from Residuals	(3,191)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-

Balance at end of period	$15,148

Losses included in earnings attributable to a change in unrealized losses relating to assets still held at the end of period	$(252)

Note 12 – Fair Value of Financial Instruments:

NNN believes the carrying value of its revolving credit facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2010, and December 31, 2009, approximate fair value based upon current market prices for similar issuances. At June 30, 2010 and December 31, 2009, the fair value of NNN’s notes payable and convertible notes payable, collectively, were $1,014,460,000 and $987,275,000, respectively, based upon quoted market price.

Note 13 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after June 30, 2010, the date of the condensed consolidated balance sheet, through August 5, 2010, the date of filing this Quarterly Report on Form 10-Q. There were no subsequent events or transactions.

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

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” and “may,” or similar words or expressions. Forward-looking statements involve known and unknown risks, including those risks included in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2009, which may cause NNN’s actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

NNN is a fully integrated real estate investment trust (“REIT”). NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable on the condensed consolidated balance sheets, and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). Inventory Assets typically consist of two types of properties, property for development (“Development Properties” or “Development Portfolio”) and improved properties (“Exchange Properties” or “Exchange Portfolio”).

As of June 30, 2010, NNN owned 1,014 Investment Properties (including 12 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 11,399,000 square feet, located in 43 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio was leased or operated by NNN as of June 30, 2010. In addition, as of June 30, 2010, NNN had $42,886,000 in mortgages, notes and interest receivable and $15,148,000 of commercial mortgage residual interests. As of June 30, 2010, NNN owned 17 Inventory Properties. NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009.

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

NNN continues to maintain its diversification by tenant, geography and line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. NNN’s Investment Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio:

	June 30, 2010	December 31, 2009	June 30, 2009

Investment Properties Owned:
Number	1,014	1,015	999
Total gross leasable area (square feet)	11,399,000	11,373,000	11,375,000

Investment Properties:
Leased	975	966	954
Operated	12	12	12
Percent of Investment Properties – leased and operated	97%	96%	97%
Weighted average remaining lease term (years)	12	12	13
Total gross leasable area (square feet) – leased and operated	10,797,000	10,508,000	10,643,000

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2010	December 31, 2009	June 30, 2009

1.	Convenience Stores	26.2%	26.7%	26.4%
2.	Restaurants – Full Service	9.2%	9.2%	9.2%
3.	Automotive Parts	6.8%	6.8%	6.3%
4.	Theaters	6.2%	6.3%	6.3%
5.	Automotive Service	5.6%	5.7%	5.5%
6.	Drug Stores	4.4%	4.1%	4.2%
7.	Books	4.0%	4.1%	4.1%
8.	Restaurants – Limited Service	3.2%	3.5%	3.5%
9.	Sporting Goods	3.2%	3.2%	3.2%
10.	Grocery	2.8%	2.9%	2.9%
	Other	28.4%	27.5%	28.4%

		100.0%	100.0%	100.0%

(1) Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Acquisitions:
Number of Investment Properties	6	-	10	-
Gross leasable area (square feet)	33,000	-	97,000	-

Total dollars invested (1)	$26,245	$11,939	$38,621	$19,582

(1) Includes dollars invested on projects under construction for each respective period.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Number of properties	6	3	11	6
Gross leasable area (square feet)	57,000	46,000	71,000	107,000
Net sales proceeds	$4,594	$5,584	$11,371	$9,705
Net gain	$355	$600	$377	$1,632

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following table summarizes the number of properties held for sale in NNN’s Inventory Portfolio:

	June 30, 2010	December 31, 2009	June 30, 2009

Development Portfolio:
Completed Inventory Properties	10	12	11
Properties under construction	-	-	1
Land parcels	6	6	6

	16	18	18

Exchange Portfolio:
Inventory Properties	1	1	12

Total Inventory Properties	17	19	30

Property Acquisitions.   The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Development Portfolio:
Dollars invested (1)	$336	$-	$344	$2,116

Exchange Portfolio:
Dollars invested (1)	$-	$-	$-	$74

Total dollars invested	$336	$-	$344	$2,190

(1) Includes dollars invested in projects under construction or tenant improvements for each respective period.

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Development (1)	3	$533	-	$-	4	$578	1	$546
Exchange	-	-	1	12	-	-	1	12

	3	533	1	12	4	578	2	558

(1)	Net of noncontrolling interest.

Revenue from Continuing Operations Analysis

General.  During the quarter and six months ended June 30, 2010, NNN’s revenue decreased primarily due to a decrease in rental income and real estate expense reimbursements from tenants.

The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,				Percent Increase	Six Months Ended June 30,				Percent Increase
	2010	2009	2010	2009	(Decrease)	2010	2009	2010	2009	(Decrease)
			Percent of Total					Percent of Total

Rental income(1)	$53,062	$53,799	93.9%	92.5%	(1.4)%	$105,871	$107,414	93.6%	92.3%	(1.4)%
Real estate expense reimbursement from tenants	1,598	2,061	2.9%	3.5%	(22.5)%	3,370	4,403	3.0%	3.8%	(23.5)%
Interest and other income from real estate transactions	978	1,325	1.7%	2.3%	(26.2)%	1,928	2,458	1.7%	2.1%	(21.6)%
Interest income on commercial mortgage residual interests	858	1,000	1.5%	1.7%	(14.2)%	1,907	2,053	1.7%	1.8%	(7.1)%

Total revenues from continuing operations	$56,496	$58,185	100.0%	100.0%	(2.9)%	$113,076	$116,328	100.0%	100.0%	(2.8)%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Rental Income.  Rental Income decreased for the quarter and six months ended June 30, 2010, as compared to the same periods in 2009, but remained relatively stable as a percent of the total revenues from continuing operations. The decrease is primarily due to nonrecurring rent settlement fees of $2,080,000 and $4,865,000 recorded during the quarter and six months ended June 30, 2009, respectively. The decrease in Rental Income was partially offset by the Rental Income generated from the dollars invested in property acquisitions and the completion of construction commitments since June 30, 2009.

Real Estate Expense Reimbursements from Tenants.  Real estate expense reimbursements from tenants decreased for the quarter and six months ended June 30, 2010, as compared to the same periods in 2009 but remained fairly consistent as a percentage of total revenues from continuing operations. The decrease is primarily attributable to the decrease in reimbursements from certain properties which became vacant.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the quarter and six months ended June 30, 2010, as compared to the quarter and six months ended June 30, 2009, primarily due to the decrease in the average outstanding balance in structured finance investments and mortgages receivable.

Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter and six months ended June 30, 2010, as compared to the same periods last year. The decrease in interest income on Residuals is primarily the result of changes in loan performance and declining loan balances from prepayments and scheduled loan amortization.

Analysis of Expenses from Continuing Operations

General.  Operating expenses from continuing operations remained consistent for the quarter ended June 30, 2010, but increased for the six months ended June 30, 2010. The increase was primarily due to the commercial mortgage residual interests valuation adjustment. The following table summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2010	2009		2010	2009	2010	2009

General and administrative	$5,775	$5,784	(0.2)%	27.4%	27.4%	10.2%	9.9%
Real estate	3,156	3,082	2.4%	15.0%	14.6%	5.6%	5.3%
Depreciation and amortization	11,961	11,169	7.1%	56.8%	52.9%	21.2%	19.2%
Impairment – real estate	-	1,064	(100.0)%	0.0%	5.1%	0.0%	1.8%
Impairment commercial mortgage residual interests valuation adjustment	165	-	N/C (1)	0.8%	0.0%	0.3%	0.0%

Total operating expenses	$21,057	$21,099	(0.2)%	100.0%	100.0%	37.3%	36.2%

Interest and other income	$(586)	$(416)	40.9%	(3.8)%	(2.7)%	(1.0)%	(0.7)%
Interest expense	16,034	15,436	3.9%	103.8%	102.7%	28.4%	26.5%

Total other expenses (revenues)	$15,448	$15,020	2.9%	100.0%	100.0%	27.4%	25.8%

(1)	Not calculable (“N/C”)

The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2010	2009		2010	2009	2010	2009

General and administrative	$11,386	$11,090	2.7%	24.9%	26.2%	10.1%	9.5%
Real estate	6,701	6,590	1.7%	14.7%	15.6%	5.9%	5.7%
Depreciation and amortization	23,803	22,860	4.1%	52.0%	54.0%	21.0%	19.7%
Impairment – real estate	-	1,064	(100.0)%	0.0%	2.5%	0.0%	0.9%
Impairment commercial mortgage residual interests valuation adjustment	3,848	-	N/C (1)	8.4%	0.0%	3.4%	0.0%
Restructuring costs	-	731	(100.0)%	0.0%	1.7%	0.0%	0.6%

Total operating expenses	$45,738	$42,335	8.0%	100.0%	100.0%	40.4%	36.4%

Interest and other income	$(838)	$(763)	9.8%	(2.7)%	(2.5)%	(0.7)%	(0.7)%
Interest expense	32,024	30,866	3.8%	102.7%	102.5%	28.3%	26.5%

Total other expenses (revenues)	$31,186	$30,103	3.6%	100.0%	100.0%	27.6%	25.8%

(1)	Not calculable (“N/C”)

Depreciation and Amortization.  Depreciation and amortization increased for the quarter and six months ended June 30, 2010, as compared to the same periods in 2009. The increase is primarily the result of the depreciation attributable to real estate investments subsequent to June 30, 2009, and an increase in amortization of loan costs related to the new Credit Facility entered into in November 2009.

Impairment – Real Estate.  Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long-lived assets for impairments, NNN recorded $1,064,000 of impairments during the six months ended June 30, 2009, all of which was recorded during the quarter ended June 30, 2009. No such costs were incurred during the same period in 2010.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment.  In connection with the independent valuations of the Residuals’ fair value during the six months ended June 30, 2010, NNN recorded an other than temporary valuation adjustment of $3,848,000, of which $165,000 was recorded during the quarter ended June 30, 2010, as a reduction of earnings from operations. The increase in the valuation adjustment was attributable to the changes in the valuation assumptions due to the changes in loan performance relating to the Residuals.

Restructuring Costs.  During the quarter ended March 31, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during the same period in 2010.

Interest Expense.  Interest expense increased for the quarter and six months ended June 30, 2010, as compared to the quarter and six months ended June 30, 2009. The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $2,500,000 and $8,500,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192% in May 2009 and February 2009, respectively,

(ii)	repurchase of $3,800,000 and $5,000,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in March 2009 and January 2009, respectively,

(iii)	the decrease of $19,898,000 in the weighted average debt outstanding on the Credit Facility for the six months ended June 30, 2010, as compared to the same period in 2009,

(iv)	the decrease of $732,000 in capitalized interest expense for the six months ended June 30, 2010, as compared to the same period in 2009, and

(v)	the increase of $503,000 in amortization of loan commitment fees related to the new Credit Facility entered into in November 2009.

Earnings from Discontinued Operations

Earnings

NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired or were terminated and any Investment Properties that were held for sale at June 30, 2010. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the quarters ended June 30 (dollars in thousands):

	2010			2009
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	6	$355	$530	3	$600	$2,473
Inventory Assets, net of noncontrolling interests	1	213	153	1	12	18

	7	$568	$683	4	$612	$2,491

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2010			2009
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	11	$377	$642	6	$1,632	$4,428
Inventory Assets, net of noncontrolling interests	2	257	232	2	558	277

	13	$634	$874	8	$2,190	$4,705

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

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for the six months ended June 30 (dollars in thousands):

	2010	2009

Cash and cash equivalents:
Provided by operating activities	$110,323	$77,726
Used in investing activities	(18,599)	(17,188)
Used in financing activities	(55,117)	(61,591)

Increase (decrease)	36,607	(1,053)
Net cash at beginning of period	15,225	2,626

Net cash at end of period	$51,832	$1,573

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN generally uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the quarters ended June 30, 2010 and 2009 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the six months ended June 30, 2010, include the following significant transactions:

—	$62,174,000 in dividends paid to common stockholders,

—	$3,392,000 in dividends paid to holders of the depositary shares of NNN’s Series C preferred stock,

—	$11,770,000 in net proceeds from the issuance of 561,107 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

—	Assumed two mortgages for $5,432,000 in connection with property acquisitions which bear a weighted average interest rate of 8.03% and mature in October 2010.

Contractual Obligations and Commercial Commitments.  As of June 30, 2010, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment (1)	Amount Funded	Remaining Commitment

Investment Portfolio	14	$43,739	$33,110	$10,629

(1) Including construction and land costs.

As of June 30, 2010, NNN had outstanding letters of credit totaling $647,000 under its Credit Facility.

As of June 30, 2010, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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

As of June 30, 2010, NNN owned 27 vacant, un-leased Investment Properties which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. Vacant properties in the Investment Portfolio could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease such properties in a timely manner.

On April 20, 2009, one of NNN’s tenants, Titlemax Holdings, LLC and its affiliated companies (“Titlemax”), which leased 30 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2010 Titlemax assumed all of its leases with NNN. In April 2010, Titlemax’s plan of reorganization was approved by the U.S. Bankruptcy Court and Titlemax exited bankruptcy. Titlemax’s Chapter 11 filing did not have a material adverse effect on NNN’s operations or financial position.

In June 2010, one of NNN’s tenants, Majestic Liquor Stores, Inc. (“Majestic”), which leased 13 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the US Bankruptcy Code. In addition, in June 2010, the principals of Majestic, (the “Majestic Principals”), which are the borrowers on a loan from NNN secured by one Majestic property, filed a petition of reorganization under Chapter 11 of the US Bankruptcy Code. In June 2010, Majestic elected to reject the leases of four properties owned by NNN and on the one property securing the loan to the Majestic Principals. NNN does not believe the bankruptcy filing of Majestic or the Majestic Principals will have a material adverse affect on its operations or financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the six months ended June 30, 2010 and 2009, NNN declared and paid dividends to its common stockholders of $62,174,000 and $59,220,000, respectively, or $0.75 per share, respectively, of common stock.

In July 2010, NNN declared a dividend of $0.38 per share which is payable in August 2010 to its common stockholders of record as of July 30, 2010.

NNN declared and paid dividends to its Series C preferred stockholders of $3,392,000 or $0.9218 per share during each of the six months ended June 30, 2010 and 2009, respectively. The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	June 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total

Mortgages payable	$30,189	3.0%	$25,290	2.6%
Notes payable – convertible	346,406	34.8%	343,380	34.8%
Notes payable	618,780	62.2%	618,676	62.6%

Total outstanding debt	$995,375	100.0%	$987,346	100.0%

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

As of June 30, 2010, no balance was outstanding, and $400,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

In March 2010, NNN acquired two properties subject to mortgages securing a loan for $5,432,000. The loans bear interest at a weighted average rate of 8.03% per annum with monthly principal and interest payments of $44,000 and the balance due in October 2010.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)		2028 Notes (2)(5) (6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028

Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at June 30, 2010	$138,700		$223,035

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

(4)   The conversion rate per $1 principal amount was 41.6750 shares of NNN’s common stock, which is equivalent to a conversion price of $23.9083 per share of common stock.

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

	2010	2009

Shares of common stock	561,107	1,340,072
Net proceeds	$11,770	$21,364

Mortgages and Notes Receivable

Mortgages and notes are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following (dollars in thousands):

	June 30, 2010	December 31, 2009

Mortgages and notes receivable	$42,733	$41,707
Accrued interest receivable, net of reserves	222	269
Unamortized discount	(69)	-

	$42,886	$41,976

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at June 30, 2010. Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2010	December 31, 2009

Discount rate	25%	25%
Average life equivalent CPR speeds range	2.6% - 23.2% CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.75% – 35.0% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Unrealized gains	$35	$1,584	$127	$2,531
Other than temporary valuation impairment	$165	$-	$3,848	$-

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2010, Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2010, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2010 and December 31, 2009. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2010. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of June 30, 2010 and December 31, 2009. The table incorporates only those debt obligations that existed as of June 30, 2010; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would not have increased for the six months ended June 30, 2010, due to no outstanding balance on the credit facility.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages		Unsecured Debt (1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2010	$5,920	7.96%	$19,996	8.60%
2011	1,098	7.20%	135,621	5.84%
2012	19,290	6.92%	49,927	7.83%
2013	863	7.35%	210,785	7.19%
2014	881	7.27%	149,794	5.91%
Thereafter	2,137	7.36%	399,063	6.45%

Total	$30,189	7.19%	$965,186	6.64%

Fair Value:
June 30, 2010	$30,189		$1,014,460

December 31, 2009	$25,290		$987,275

(1) Includes NNN’s notes payable and convertible notes payable, each net of unamortized note discount. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $15,148,000 and $20,153,000 as of June 30, 2010 and December 31, 2009, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2010, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010, formated in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 5th day of August, 2010.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and
Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer,
Executive Vice President and
Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2010, formated in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934 (filed herewith).