Form 10-Q
period 2010-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2010-11-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

83,481,761 shares of common stock, $0.01 par value, outstanding as October 28, 2010.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,406,985	$2,328,576
Accounted for using the direct financing method	30,173	31,317
Real estate, Inventory Portfolio, held for sale	31,995	72,423
Investment in unconsolidated affiliate	4,553	4,703
Mortgages, notes and accrued interest receivable	38,583	41,976
Commercial mortgage residual interests	15,278	20,153
Cash and cash equivalents	4,009	15,225
Receivables, net of allowance of $1,690 and $583, respectively	1,049	1,946
Accrued rental income, net of allowance of $3,139 and $2,875, respectively	25,870	25,745
Debt costs, net of accumulated amortization of $12,823 and $10,008, respectively	10,453	13,884
Other assets	40,807	35,014

Total assets	$2,609,755	$2,590,962

LIABILITIES AND EQUITY

Liabilities:
Line of credit payable	$37,100	$—
Mortgages payable	24,532	25,290
Notes payable – convertible, net of unamortized discount of $13,778 and $18,355, respectively	347,957	343,380
Notes payable, net of unamortized discount of $1,168 and $1,324, respectively	598,833	618,676
Accrued interest payable	18,400	7,471
Other liabilities	40,207	29,283

Total liabilities	1,067,029	1,024,100

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 83,481,071 and 82,427,560 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	836	825
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,425,069	1,408,491
Retained earnings	22,343	62,413
Accumulated other comprehensive income	1,198	511

Total stockholders’ equity of NNN	1,541,446	1,564,240
Noncontrolling interests	1,280	2,622

Total equity	1,542,726	1,566,862

Total liabilities and equity	$2,609,755	$2,590,962

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$52,633	$51,978	$156,745	$157,562
Earned income from direct financing leases	746	797	2,265	2,297
Percentage rent	197	317	381	583
Real estate expense reimbursement from tenants	1,682	1,881	5,052	6,283
Interest and other income from real estate transactions	600	1,102	2,528	3,560
Interest income on commercial mortgage residual interests	798	1,046	2,705	3,100

	56,656	57,121	169,676	173,385

Disposition of real estate, Inventory Portfolio:
Gross proceeds	—	353	5,600	353
Costs	—	(317)	(4,959)	(317)

Gain	—	36	641	36

Retail operations:
Revenues	9,225	7,317	24,458	7,317
Operating expenses	(8,579)	(7,550)	(23,513)	(7,575)

Net	646	(233)	945	(258)

Operating expenses:
General and administrative	5,927	4,937	17,313	16,028
Real estate	2,985	3,398	9,630	9,925
Depreciation and amortization	11,897	11,247	35,662	34,071
Impairment – real estate	—	—	—	1,064
Impairment – commercial mortgage residual interests valuation adjustment	—	—	3,848	—
Restructuring costs	—	—	—	731

	20,809	19,582	66,453	61,819

Earnings from operations	36,493	37,342	104,809	111,344

Other expenses (revenues):
Interest and other income	(332)	(262)	(1,170)	(1,025)
Interest expense	16,501	15,558	48,524	46,424

	16,169	15,296	47,354	45,399

Earnings from continuing operations before income tax (expense) benefit, equity in earnings of unconsolidated affiliate, gain (loss) on note receivable and property foreclosures and gain on extinguishment of debt	20,324	22,046	57,455	65,945

Income tax (expense) benefit	(170)	281	(497)	1,184
Equity in earnings of unconsolidated affiliate	107	105	320	315
Gain (loss) on note receivable and property foreclosures	—	—	67	(7,816)
Gain on extinguishment of debt	—	—	—	3,432

Earnings from continuing operations	20,261	22,432	57,345	63,060

Earnings (loss) from discontinued operations (Note 9):
Real estate, Investment Portfolio, net of income tax	938	(34)	1,542	4,359
Real estate, Inventory Portfolio, net of income tax	(5)	398	256	416

	933	364	1,798	4,775

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Earnings including noncontrolling interests	$21,194	$22,796	$59,143	$67,835

Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(17)	53	(363)	(444)
Discontinued operations	33	(406)	2	(55)

	16	(353)	(361)	(499)

Net earnings attributable to NNN	$21,210	$22,443	$58,782	$67,336

Net earnings attributable to NNN	$21,210	$22,443	$58,782	$67,336
Series C preferred stock dividends	(1,696)	(1,696)	(5,089)	(5,089)

Net earnings available to common stockholders	$19,514	$20,747	$53,693	$62,247

Net earnings per share of common stock:
Basic:
Continuing operations	$0.22	$0.26	$0.63	$0.72
Discontinued operations	0.01	—	0.02	0.06

Net earnings	$0.23	$0.26	$0.65	$0.78

Diluted:
Continuing operations	$0.22	$0.26	$0.63	$0.72
Discontinued operations	0.01	—	0.02	0.06

Net earnings	$0.23	$0.26	$0.65	$0.78

Weighted average number of common shares outstanding:
Basic	82,779,476	80,343,958	82,638,786	79,232,298

Diluted	82,915,376	80,455,033	82,769,556	79,334,739

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Earnings including noncontrolling interests	$59,143	$67,835
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	4,297	3,152
Stock option expense – tax effect	122	—
Depreciation and amortization	36,227	35,710
Impairment – real estate	—	1,064
Impairment – commercial mortgage residual interests valuation	3,848	—
Amortization of notes payable discount	4,734	4,479
Amortization of deferred interest rate hedges	(124)	(119)
Equity in earnings of unconsolidated affiliate	(320)	(315)
Distributions received from unconsolidated affiliate	442	481
Gain on disposition of real estate, Investment Portfolio	(1,013)	(1,633)
Gain on extinguishment of debt	—	(3,432)
Loss (gain) on note receivable and property foreclosures	(67)	7,816
Gain on disposition of real estate, Inventory Portfolio	(941)	(594)
Deferred income tax expense (benefit)	275	(2,019)
Income tax valuation allowance	265	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(397)	(2,507)
Proceeds from disposition of real estate, Inventory Portfolio	42,817	5,679
Decrease in real estate leased to others using the direct financing method	1,144	1,018
Increase in work in process	(499)	(1,307)
Increase in mortgages, notes and accrued interest receivable	(264)	(365)
Decrease (increase) in receivables	925	1,413
Decrease (increase) in commercial mortgage residual interests	1,812	(1,144)
Increase accrued rental income	(211)	(1,395)
Decrease in other assets	452	(112)
Increase in accrued interest payable	10,929	10,840
Decrease (increase) in other liabilities	(1,610)	1,328
Increase (decrease) in current tax liability	(95)	101

Net cash provided by operating activities	161,891	125,974

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	7,103	8,549
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(106,525)	(35,178)
Increase in mortgages and notes receivable	(8,502)	(709)
Principal payments on mortgages and notes	14,026	3,075
Payment of lease costs	(965)	(275)
Acquired additional interest in controlled subsidiary	(1,603)	—
Other	(2,087)	(719)

Net cash used in investing activities	$(98,553)	$(25,257)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from financing activities:
Proceeds from line of credit payable	$38,100	$132,400
Repayment of line of credit payable	(1,000)	(158,900)
Repayment of mortgages payable	(6,190)	(742)
Repurchase of notes payable – convertible – debt component	—	(14,785)
Repurchase of notes payable – convertible – equity component	—	(796)
Repayment of notes payable	(20,000)	—
Proceeds from issuance of common stock	14,220	57,519
Payment of Series C preferred stock dividends	(5,089)	(5,089)
Payment of common stock dividends	(93,762)	(89,422)
Noncontrolling interest contributions	28	152
Noncontrolling interest distributions	(861)	(325)
Stock issuance costs	—	(104)

Net cash used in financing activities	(74,554)	(80,092)

Net increase (decrease) in cash and cash equivalents	(11,216)	20,625

Cash and cash equivalents at beginning of period	15,225	2,626

Cash and cash equivalents at end of period	$4,009	$23,251

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$35,616	$35,109

Taxes paid	$430	$285

Supplemental disclosure of non-cash investing and financing activities:
Issued 392,474 and 262,546 shares of restricted and unrestricted common stock in 2010 and 2009, respectively, pursuant to NNN’s performance incentive plan	$7,490	$4,290

Issued 7,912 and 5,108 shares of common stock in 2010 and 2009, respectively, to directors pursuant to NNN’s performance incentive plan	$177	$88

Issued 18,605 and 31,756 shares of common stock in 2010 and 2009, respectively, pursuant to NNN’s Deferred Director Fee Plan	$279	$456

Change in other comprehensive income	$687	$18

Mortgage receivable accepted in connection with real estate transactions	$5,950	$1,550

Mortgages payable assumed in connection with real estate transactions	$5,432	$—

Real estate acquired in connection with mortgage receivable foreclosure	$4,350	$4,240

Assets received in note receivable foreclosure	$—	$4,276

Note receivable foreclosure	$—	$(16,768)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in, and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). NNN’s Investment Portfolio consisted of the following:

September 30, 2010
Investment Portfolio:
Total properties (including retail operations)	1,037
Gross leasable area (square feet)	11,741,000
States	43

The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). NNN owned 17 Inventory Properties at September 30, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2010, may not be indicative of the results that may be expected for the year ending December 31, 2010. Amounts as of December 31, 2009, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2009.

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

Valuation of Receivables – NNN estimates the collectability of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable, historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Other Comprehensive Income – The components for the change in other comprehensive income consisted of the following (dollars in thousands):

Nine Months Ended September 30, 2010

Balance at beginning of period	$511
Amortization of interest rate hedges	(124)
Unrealized gain – commercial mortgage residual interests	785
Noncontrolling interests	26

Balance at end of period	$1,198

NNN’s total comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net earnings	$21,210	$22,443	$58,782	$67,336
Other comprehensive income (loss)	628	(2,758)	661	459

Comprehensive income including noncontrolling interests	21,838	19,685	59,443	67,795
Comprehensive (income) loss attributable to noncontrolling interests	—	324	26	(441)

Comprehensive income attributable to NNN	$21,838	$20,009	$59,469	$67,354

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Basic and Diluted Earnings:
Net earnings attributable to NNN	$21,210	$22,443	$58,782	$67,336
Less: Series C preferred stock dividends	(1,696)	(1,696)	(5,089)	(5,089)

Net earnings available to NNN’s common stockholders	19,514	20,747	53,693	62,247
Less: Earnings attributable to unvested restricted shares	(93)	(127)	(238)	(406)

Net earnings used in basic earnings per share	19,421	20,620	53,455	61,841
Reallocated undistributed income	—	—	—	—

Net earnings used in diluted earnings per share	$19,421	$20,620	$53,455	$61,841

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	83,429,299	81,011,968	83,244,062	79,862,801
Less: unvested restricted stock	(649,823)	(668,010)	(605,276)	(630,503)

Weighted average number of shares outstanding used in basic earnings per share	82,779,476	80,343,958	82,638,786	79,232,298
Effects of dilutive securities:
Common stock options	3,054	7,835	3,825	9,263
Directors’ deferred fee plan	132,846	103,240	126,945	93,178

Weighted average number of shares outstanding used in diluted earnings per share	82,915,376	80,455,033	82,769,556	79,334,739

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

Business Combination Retrospective Adjustment – In connection with the default in June 2009 by one of NNN’s tenants under a note receivable and certain lease agreements with NNN, NNN acquired the operations of the tenant’s 12 auto service businesses which were operated on the respective Investment Properties. A preliminary fair value of the assets acquired was recorded during the quarter ended June 30, 2009. As of December 31, 2009, a final valuation of the assets was completed and recorded by NNN. This adjustment was applied retrospectively and resulted in the following non-cash adjustment to the amounts and per share amounts as originally reported in NNN’s Form 10-Q for the nine months ended September 30, 2009, and as restated or adjusted in this Form 10-Q.

Nine Months Ended September 30, 2009

Net earnings, as reported	$76,200
Loss on note receivable and property foreclosure	(8,864)

Net earnings attributable to NNN	$67,336

	Nine Months Ended September 30, 2009
	As Originally Reported	As Adjusted
Net earnings per share of common stock:
Basic:
Continuing operations	$0.83	$0.72
Discontinued operations	0.06	0.06

Net earnings	$0.89	$0.78

Diluted:
Continuing operations	$0.83	$0.72
Discontinued operations	0.06	0.06

Net earnings	$0.89	$0.78

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

In January 2010, the FASB issued Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements. This update requires new disclosures for transfer in and out of Level 1 and 2, as well as disclosure about the valuation techniques and inputs used to measure fair value for Level 1 and 2. In addition, activity in Level 3 should present separately information about purchases, sales, issuances and settlements on a gross basis (rather than as one net number). A reporting entity should provide fair value measurements disclosures for each class of assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.

In February 2010, the FASB issued Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements. An entity that is a filer with the Securities and Exchange Commission (“SEC”) is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC requirements. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of accounting principles generally accepted in the United States of America. All of the amendments in this are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of the standard did not have an impact on NNN’s financial position or results of operations.

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

Note 2 – Real Estate – Investment Portfolio:

Leases – The following outlines key information for NNN’s Investment Property leases:

September 30, 2010
Lease classification:
Operating	1,007
Direct financing	16
Building portion – direct financing / land portion – operating	7
Weighted average remaining lease term	11 Years

The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. Generally, the leases of the Investment Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009

Land and improvements	$1,092,518	$1,054,888
Buildings and improvements	1,500,799	1,450,357
Leasehold interests	1,290	1,290

	2,594,607	2,506,535
Less accumulated depreciation and amortization	(212,955)	(183,956)

	2,381,652	2,322,579
Work in process	25,333	5,997

	$2,406,985	$2,328,576

NNN has remaining funding commitments as follows (dollars in thousands):

	September 30, 2010
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment

Investment Portfolio	24	$74,364	$51,217	$23,147

(1)	Includes land and construction costs.

Note 3 – Real Estate – Inventory Portfolio:

The Inventory Portfolio consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009

Inventory Properties:
Land	$19,654	$37,088
Building	18,487	47,684

	38,141	84,772
Less impairment	(6,146)	(12,349)

	$31,995	$72,423

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain

Continuing operations	—	$—	1	$36	2	$641	1	$36
Noncontrolling interest		—		(14)		(320)		(14)

Total continuing operations attributable to NNN		—		22		321		22

Discontinued operations	—	—	—	—	2	85	2	527
Intersegment eliminations		—		—		215		31
Noncontrolling interest		—		—		(43)		—

Total discontinued operations attributable to NNN		—		—		257		558

	—	$—	1	$22	4	$578	3	$580

Note 4 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages and notes are secured by real estate, real estate securities or other assets and include structured finance investments which are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages, notes and accrued interest receivable consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009

Mortgages and notes receivable	$38,204	$41,707
Accrued interest receivables, net of reserves	445	269
Unamortized discount	(66)	—

	$38,583	$41,976

Note 5 – Commercial Mortgage Residual Interests:

During the nine months ended September 30, 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, Orange Avenue Mortgage Investments, Inc. (“OAMI”), for $1,603,000, and OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation. OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2010	December 31, 2009

Discount rate	25%	25%
Average life equivalent CPR speeds range	4.3% - 22.9% CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.1% - 14.3% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Unrealized gains (losses)	$658	$(2,718)	$785	$578
Other than temporary valuation impairment	$—	$—	$3,848	$—

Note 6 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility had a weighted average outstanding balance of $208,000 and a weighted average interest rate of 3.8% during the nine months ended September 30, 2010. In November 2009, NNN entered into a credit agreement for a new $400,000,000 revolving credit facility, replacing the existing revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility matures November 2012, with an option to extend the maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $500,000,000. As of September 30, 2010, $37,100,000 was outstanding and $362,900,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

Note 7 – Stockholders’ Equity:

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2010	2009

Series C preferred stock:
Dividends	$5,089	$5,089
Per share	1.3828	1.3828

Common stock:
Dividends	93,762	89,422
Per share	1.130	1.125

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In October 2010, NNN declared a dividend of $0.38 per share, which is payable in November 2010 to its common stockholders of record as of October 29, 2010.

In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The following outlines the common stock issuances pursuant to the DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009

DRIP shares permitted	16,000,000	16,000,000
Shares of common stock issued	663,741	3,247,883
Net proceeds	$14,159	$56,874

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since the date of adoption. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded in non-operating expenses. The periods that remain open under federal statute are 2007 through 2010. NNN also files in many states with varying open years under statute.

Note 9 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of September 30, 2010, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income from operating leases	$440	$281	$840	$4,476
Real estate expense reimbursement from tenants	4	3	16	120
Interest and other income from real estate transactions	—	—	19	1
Interest and other income from non-real estate	—	3	—	5

	444	287	875	4,602

Operating expenses:
General and administrative	15	—	7	3
Real estate	107	198	200	594
Depreciation and amortization	19	125	125	1,279

	141	323	332	1,876

Earnings (loss) before gain on disposition of real estate and income tax expense	303	(36)	543	2,726

Gain on disposition of real estate	635	—	1,013	1,633

Income tax (expense) benefit	—	2	(14)	—

Earnings (loss) from discontinued operations attributable to NNN	$938	$(34)	$1,542	$4,359

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of September 30, 2010. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income from operating leases	$500	$1,524	$2,868	$3,756
Real estate expense reimbursement from tenants	113	191	1,254	1,307
Interest and other income from real estate transactions	13	47	509	104

	626	1,762	4,631	5,167

Disposition of real estate:
Gross proceeds	—	—	37,470	5,402
Costs	—	—	(37,170)	(4,844)

Gain	—	—	300	558

Operating expenses:
General and administrative	10	21	66	86
Real estate	197	307	1,618	1,938
Depreciation and amortization	22	61	137	259

	229	389	1,821	2,283

Other expenses (revenues):
Interest and other income	—	—	(2)	—
Interest expense	385	980	2,271	2,805

	385	980	2,269	2,805

Earnings before income tax expense	12	393	841	637

Income tax (expense) benefit	(17)	5	(585)	(221)

Earnings (loss) from discontinued operations including noncontrolling interests	(5)	398	256	416
Loss (earnings) attributable to noncontrolling interests	33	(406)	2	(55)

Earnings (loss) from discontinued operations attributable to NNN	$28	$(8)	$258	$361

Note 10 – Derivatives:

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

As of September 30, 2010, $674,000 remains in other comprehensive income related to the fair value of the interest rate hedges. During the nine months ended September 30, 2010 and 2009,

NNN reclassed $124,000, and $119,000, respectively, out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $131,000 will be reclassified in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2010.

Note 11 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Quarter Ended September 30,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2010
External revenues	$57,102	$(114)	$—	$56,988
Intersegment revenues	74	—	(74)	—
Earnings from continuing operations	20,272	579	(590)	20,261
Earnings including noncontrolling interests	21,211	573	(590)	21,194
Net earnings attributable to NNN	21,210	590	(590)	21,210
Total assets	$2,750,581	$37,991	$(178,817)	$2,609,755

2009
External revenues	$57,246	$137	$—	$57,383
Intersegment revenues	775	275	(1,050)	—
Earnings from continuing operations	22,591	(504)	345	22,432
Earnings including noncontrolling interests	22,557	(106)	345	22,796
Net earnings attributable to NNN	22,443	(345)	345	22,443
Total assets	$2,797,517	$126,176	$(281,094)	$2,642,599

The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Nine Months Ended September 30,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals

2010
External revenues	$170,848	$(2)	$—	$170,846
Intersegment revenues	658	534	(1,192)	—
Earnings from continuing operations	57,250	1,883	(1,788)	57,345
Earnings including noncontrolling interest	58,792	2,139	(1,788)	59,143
Net earnings attributable to NNN	58,782	1,788	(1,788)	58,782
Total assets	$2,750,581	$37,991	$(178,817)	$2,609,755

2009
External revenues	$174,195	$215	$—	$174,410
Intersegment revenues	2,684	801	(3,485)	—
Earnings from continuing operations	63,313	(1,351)	1,098	63,060
Earnings including noncontrolling interest	67,672	(935)	1,098	67,835
Net earnings attributable to NNN	67,336	(1,098)	1,098	67,336
Total assets	$2,797,517	$126,176	$(281,094)	$2,642,599

Note 12 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Nine Months Ended September 30, 2010
Balance at beginning of period	$20,153
Total gains (losses) – realized/unrealized:
Included in earnings	(3,848)
Included in other comprehensive income	785
Interest income on Residuals	2,705
Cash received from Residuals	(4,517)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at end of period	$15,278

Losses included in earnings attributable to a change in unrealized losses relating to assets still held at the end of period	$(252)

Note 13 – Fair Value of Financial Instruments:

NNN believes the carrying value of its revolving credit facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2010, and December 31, 2009, approximate fair value based upon current market prices for similar issuances. At September 30, 2010 and December 31, 2009, the fair value of NNN’s notes payable and convertible notes payable, collectively, were $1,043,874,000 and $987,275,000, respectively, based upon quoted market price.

Note 14 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after September 30, 2010, the date of the condensed consolidated balance sheet. There were no subsequent events or transactions.

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

As of September 30, 2010, NNN owned 1,037 Investment Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 11,741,000 square feet, located in 43 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased or operated by NNN as of September 30, 2010. As of September 30, 2010, NNN owned 17 Inventory Properties. NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009.

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

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	September 30,	December 31,	September 30,
	2010	2009	2009

Investment Properties owned:
Number	1,037	1,015	1,004
Total gross leasable area (square feet)	11,741,000	11,373,000	11,412,000

Investment Properties:
Leased	996	966	955
Operated	11	12	12
Percent of Investment Properties – leased and operated	97%	96%	94%
Weighted average remaining lease term (years)	12	12	13
Total gross leasable area (square feet) – leased and operated	11,129,000	10,508,000	10,680,000

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2010	December 31, 2009	September 30, 2009

1.	Convenience Stores	25.3%	26.7%	26.3%
2.	Restaurants – Full Service	9.8%	9.2%	9.0%
3.	Automotive Parts	6.6%	6.8%	6.3%
4.	Theaters	6.0%	6.3%	6.3%
5.	Automotive Service	5.4%	5.7%	5.7%
6.	Drug Stores	4.2%	4.1%	4.1%
7.	Sporting Goods	4.1%	3.2%	3.2%
8.	Books	3.9%	4.1%	4.1%
9.	Restaurants – Limited Service	3.1%	3.5%	3.5%
10.	Grocery	2.8%	2.9%	2.9%
	Other	28.8%	27.5%	28.6%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Acquisitions:
Number of Investment Properties	25	5	35	5
Gross leasable area (square feet)	351,000	37,000	449,000	268,000

Total dollars invested (1)	$88,791	$9,684	$127,413	$29,266

(1)	Includes dollars invested on projects under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Number of properties	2	—	13	6
Gross leasable area (square feet)	9,000	—	80,000	107,000
Net sales proceeds	$1,400	$—	$12,770	$9,705
Net gain	$635	$—	$1,013	$1,633

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Revenue from Continuing Operations Analysis

General. During the quarter and nine months ended September 30, 2010, NNN’s revenue decreased primarily due to a decrease in real estate expense reimbursements from tenants and interest and other income from real estate transactions.

The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Percent Increase (Decrease)	Nine Months Ended September 30,				Percent Increase (Decrease)
	2010	2009	2010	2009		2010	2009	2010	2009
			Percent of Total					Percent of Total

Rental income(1)	$53,576	$53,092	94.6%	93.0%	0.9%	$159,391	$160,442	93.9%	92.5%	(0.7)%
Real estate expense reimbursement from tenants	1,682	1,881	3.0%	3.3%	(10.6)%	5,052	6,283	3.0%	3.6%	(19.6)%
Interest and other income from real estate transactions	600	1,102	1.0%	1.9%	(45.6)%	2,528	3,560	1.5%	2.1%	(29.0)%
Interest income on commercial mortgage residual interests	798	1,046	1.4%	1.8%	(23.7)%	2,705	3,100	1.6%	1.8%	(12.7)%

Total revenues from continuing operations	$56,656	$57,121	100.0%	100.0%	(0.8)%	$169,676	$173,385	100.0%	100.0%	(2.1)%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Rental Income. Rental Income remained relatively stable in amount and as a percent of the total revenues from continuing operations for the quarter and nine months ended September 30, 2010 as compared to the same periods in 2009.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants decreased for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009 but remained fairly consistent as a percentage of total revenues from continuing operations. The decrease is primarily attributable to the decrease in reimbursed tax assessments in 2010 compared to 2009.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and nine months ended September 30, 2010, as compared to the quarter and nine months ended September 30, 2009, primarily due to decreases in mortgage interest income recognized and other income.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter and nine months ended September 30, 2010, as compared to the same periods last year. The decrease in interest income on Residuals is primarily the result of declining loan balances from prepayments and scheduled loan amortization.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2010, compared to the same periods in 2009. The increase for the quarter was primarily due to an increase in noncash long-term incentive compensation. The increase for the nine months ended September 30, 2010, was also due to the commercial mortgage residual interests valuation adjustment. The following table summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2010	2009		2010	2009	2010	2009

General and administrative	$5,927	$4,937	20.1%	28.5%	25.2%	10.5%	8.6%
Real estate	2,985	3,398	(12.2)%	14.3%	17.4%	5.3%	6.0%
Depreciation and amortization	11,897	11,247	5.8%	57.2%	57.4%	21.0%	19.7%

Total operating expenses	$20,809	$19,582	6.3%	100.0%	100.0%	36.8%	34.3%

Interest and other income	$(332)	$(262)	26.7%	(2.1)%	(1.7)%	(0.6)%	(0.5)%
Interest expense	16,501	15,558	6.1%	102.1%	101.7%	29.1%	27.2%

Total other expenses (revenues)	$16,169	$15,296	5.7%	100.0%	100.0%	28.5%	26.7%

The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2010	2009		2010	2009	2010	2009

General and administrative	$17,313	$16,028	8.0%	26.0%	25.9%	10.2%	9.2%
Real estate	9,630	9,925	(3.0)%	14.5%	16.1%	5.7%	5.7%
Depreciation and amortization	35,662	34,071	4.7%	53.7%	55.1%	21.0%	19.7%
Impairment – real estate	—	1,064	(100.0)%	0.0%	1.7%	0.0%	0.6%
Impairment commercial mortgage residual interests valuation adjustment	3,848	—	N/C (1)	5.8%	0.0%	2.3%	0.0%
Restructuring costs	—	731	(100.0)%	0.0%	1.2%	0.0%	0.4%

Total operating expenses	$66,453	$61,819	7.5%	100.0%	100.0%	39.2%	35.6%

Interest and other income	$(1,170)	$(1,025)	14.2%	(2.5)%	(2.3)%	(0.7)%	(0.6)%
Interest expense	48,524	46,424	4.5%	102.5%	102.3%	28.6%	26.8%

Total other expenses (revenues)	$47,354	$45,399	4.3%	100.0%	100.0%	27.9%	26.2%

(1)	Not calculable (“N/C”)

General and Administrative Expenses. General and administrative expenses increased for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase is primarily attributable to an increase in noncash long-term incentive compensation.

Real Estate. Real estate expenses decreased for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009. The decrease in real estate expenses is primarily due to an increase in the prior year real estate expenses due to a non-performing tenant.

Depreciation and Amortization. Depreciation and amortization increased for the quarter and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase is primarily a result of the depreciation attributable to real estate investments subsequent to September 30, 2009, and an increase in amortization of loan costs related to the new Credit Facility entered into in November 2009.

Impairment – Real Estate. Based upon events or changes in certain circumstances, management periodically assesses NNN’s Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur including changes in real estate market condition, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive price. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long-lived assets for impairments, NNN recorded $1,064,000 of impairments during the nine months ended September 30, 2009, all of which was recorded during the quarter ended June 30, 2009. No such costs were incurred in 2010.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value during the nine months ended September 30, 2010, NNN recorded an other than temporary valuation adjustment of $3,848,000 as a reduction of earnings from operations. The increase in the valuation adjustment was attributable to the changes in the valuation assumptions due to the changes in loan performance relating to the Residuals.

Restructuring Costs. During the quarter ended March 31, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred in 2010.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2010, as compared to the quarter and nine months ended September 30, 2009. The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $2,500,000 and $8,500,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192% in May 2009 and February 2009, respectively,

(ii)	repurchase of $3,800,000 and $5,000,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in March 2009 and January 2009, respectively,

(iii)	the decrease of $14,266,000 in the weighted average debt outstanding on the Credit Facility for the nine months ended September 30, 2010, as compared to the same period in 2009,

(iv)	the decrease of $720,000 in capitalized interest expense for the nine months ended September 30, 2010, as compared to the same period in 2009,

(v)	the increase of $758,000 in amortization of loan commitment fees related to the new Credit Facility entered into in November 2009, and

(vi)	the assumption of two mortgages totaling $5,432,000 in March 2010 in connection with property acquisitions which bore a weighted average interest rate of 8.03% and subsequently were paid in full in August 2010.

Earnings from Discontinued Operations

NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired or were terminated and any Investment Properties that were held for sale at September 30, 2010. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated rental revenues. NNN records discontinued

operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the quarters ended September 30 (dollars in thousands):

	2010			2009
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Losses

Investment Assets	2	$635	$938	—	$—	$(34)
Inventory Assets, net of noncontrolling interests	—	—	28	—	—	(8)

	2	$635	$966	—	$—	$(42)

The following table summarizes the earnings from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2010			2009
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings

Investment Assets	13	$1,013	$1,542	6	$1,633	$4,359
Inventory Assets, net of noncontrolling interests	2	257	258	2	558	361

	15	$1,270	$1,800	8	$2,191	$4,720

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

Cash and Cash Equivalents. The table below summarizes NNN’s cash flows for the nine months ended September 30 (dollars in thousands):

	2010	2009

Cash and cash equivalents:
Provided by operating activities	$161,891	$125,974
Used in investing activities	(98,553)	(25,257)
Used in financing activities	(74,554)	(80,092)

Increase (decrease)	(11,216)	20,625
Net cash at beginning of period	15,225	2,626

Net cash at end of period	$4,009	$23,251

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN generally uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the nine months ended September 30, 2010 and 2009 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the nine months ended September 30, 2010, include the following significant transactions:

•	$93,762,000 in dividends paid to common stockholders,

•	$5,089,000 in dividends paid to holders of the depositary shares of NNN’s Series C preferred stock,

•	$14,159,000 in net proceeds from the issuance of 663,741 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$5,432,000 from assuming two mortgages in March 2010 in connection with property acquisitions which bore a weighted average interest rate of 8.03% and subsequently were paid in full in August 2010.

Contractual Obligations and Commercial Commitments. As of September 30, 2010, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment

Investment Portfolio	24	$74,364	$51,217	$23,147

(1)	Includes land and construction costs.

As of September 30, 2010, NNN had outstanding letters of credit totaling $647,000 under its Credit Facility.

As of September 30, 2010, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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

As of September 30, 2010, NNN owned 28 vacant, un-leased Investment Properties which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. Vacant properties in the Investment Portfolio could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease such properties in a timely manner.

On April 20, 2009, one of NNN’s tenants, Titlemax Holdings, LLC and its affiliated companies (“Titlemax”), which leased 30 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2010, Titlemax assumed all of its leases with NNN. In April 2010, Titlemax’s plan of reorganization was approved by the U.S. Bankruptcy Court and Titlemax exited bankruptcy. Titlemax’s Chapter 11 filing did not have a material adverse effect on NNN’s operations or financial position.

In June 2010, one of NNN’s tenants, Majestic Liquor Stores, Inc. (“Majestic”), which leased 13 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, in June 2010, the principals of Majestic, (the “Majestic Principals”), which are the borrowers on a loan from NNN secured by one Majestic property, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In June 2010, Majestic elected to reject the leases of four properties owned by NNN and on the one property securing the loan to the Majestic Principals. NNN does not believe the bankruptcy filing of Majestic or the Majestic Principals will have a material adverse affect on its operations or financial position.

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

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the nine months ended September 30, 2010 and 2009, NNN declared and paid dividends to its common stockholders of $93,762,000 and $89,422,000, respectively, or $1.130 and $1.125 per share, respectively, of common stock.

In October 2010, NNN declared a dividend of $0.38 per share which is payable in November 2010 to its common stockholders of record as of October 29, 2010.

NNN declared and paid dividends to its Series C preferred stockholders of $5,089,000 or $1.3828 per share during each of the nine months ended September 30, 2010 and 2009, respectively. The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	September 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total
Line of credit payable	$37,100	3.7%	$—	0.0%
Mortgages payable	24,532	2.4%	25,290	2.6%
Notes payable – convertible	347,957	34.5%	343,380	34.8%
Notes payable	598,833	59.4%	618,676	62.6%

Total outstanding debt	$1,008,422	100.0%	$987,346	100.0%

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

NNN’s $400,000,000 Credit Facility had a weighted average outstanding balance of $208,000 and a weighted average interest rate of 3.8% during the nine months ended September 30, 2010. As of September 30, 2010, $37,100,000 was outstanding and approximately $362,900,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

In March 2010, NNN acquired two properties subject to mortgages securing a loan for $5,432,000. The loans bore interest at a weighted average rate of 8.03% per annum with monthly principal and interest payments of $44,000; the balance of the loans were paid in full in August 2010.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands):

Terms	2026 Notes (1)(2)(4)	2028 Notes (2)(5)(6)
Issue date	September 2006	March 2008
Net proceeds	$168,650	$228,576
Stated interest rate(8)	3.950%	5.125%
Debt issuance costs	$3,850 (3)	$5,459 (7)
Earliest conversion date	September 2025	June 2027
Earliest put option date	September 2011	June 2013
Maturity date	September 2026	June 2028

Original principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)

Outstanding principal balance at September 30, 2010	$138,700	$223,035

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

(3)	Includes $48, $66 and $349 of note costs which were written off in connection with the repurchase of $3,800, $5,000 and $25,000 of the 2026 Notes, respectively.
(4)	The conversion rate per $1 principal amount was 41.9100 shares of NNN’s common stock, which is equivalent to a conversion price of $23.8607 per share of common stock.
(5)	The conversion rate per $1 principal amount was 39.3546 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4100 per share of common stock.
(6)	NNN repurchased $2,500 and $8,500 in May 2009 and February 2009, respectively, for a purchase price of $2,049 and $6,539, respectively, resulting in a gain of $342 and $1,525, respectively.
(7)	Includes $48 and $171 of note costs which were written off in connection with the repurchase of $2,500 and $8,500 of the 2028 Notes, respectively.
(8)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

	2010	2009
Shares of common stock	663,741	3,247,883
Net proceeds	$14,159	$56,874

Mortgages and Notes Receivable

Mortgages and notes are secured by real estate, real estate securities or other assets. Mortgages, notes and accrued interest receivable consisted of the following (dollars in thousands):

	September 30, 2010	December 31, 2009
Mortgages and notes receivable	$38,204	$41,707
Accrued interest receivable, net of reserves	445	269
Unamortized discount	(66)	—

	$38,583	$41,976

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value at September 30, 2010. Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2010	December 31, 2009
Discount rate	25%	25%
Average life equivalent CPR speeds range	4.3% - 22.9% CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.1% - 14.3% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized gains (losses)	$658	$(2,718)	$785	$578
Other than temporary valuation impairment	$—	$—	$3,848	$—

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2010, Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2010, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2010 and December 31, 2009. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2010. The variable interest rates shown represent the weighted average rate for the Credit Facility during the nine months ended September 30, 2010. The table incorporates only those debt obligations that existed as of September 30, 2010; it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2010.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2010	$—	—	$263	7.19%	$—	—
2011	—	—	1,098	7.20%	136,234	5.84%
2012	37,100	3.80%	19,290	6.92%	49,936	7.83%
2013	—	—	863	7.35%	211,723	7.19%
2014	—	—	881	7.27%	149,806	5.91%
Thereafter	—	—	2,137	7.36%	399,091	6.65%

Total	$37,100	3.80%	$24,532	7.00%	$946,790	6.60%

Fair Value:
September 30, 2010	$37,100		$24,532		$1,043,874

December 31, 2009	$—		$25,290		$987,275

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized note discount. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $15,278,000 and $20,153,000 as of September 30, 2010 and December 31, 2009, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2010, of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed herewith).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 5th day of November, 2010.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and
Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer,
Executive Vice President and
Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed herewith).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).