Form 10-K
period 2010-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2011-02-24
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

450 South Orange Avenue, Suite 900

Orlando, Florida 32801

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (407) 265-7348

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 7.375% Series C Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2010 was $1,766,742,768.

The number of shares of common stock outstanding as of February 15, 2011 was 83,759,282.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Statements contained in this annual report on Form 10-K, including the documents that are incorporated by reference, that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Also, when NNN uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, NNN is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, NNN’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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

Item 1.  Business

The Company

NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable, and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”).

Real Estate Assets

NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). As of December 31, 2010, NNN owned 1,195 Investment Properties (including 11 properties with retail operations that NNN operates), with an aggregate leasable area of 12,972,000 square feet, located in 46 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased or operated as of December 31, 2010.

The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2010, NNN owned 17 Inventory Properties.

Competition

NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to, insurance companies, pension funds and financial institutions, that own, manage, finance or develop retail and net leased properties.

Employees

As of January 31, 2011, NNN employed 58 full-time associates including executive and administrative personnel.

Other Information

NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge.

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NNN.” The depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol “NNNPRC.”

Business Strategies and Policies

The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of NNN’s stockholders.

Operating Strategies

NNN’s strategy is to invest primarily in retail real estate that is typically well located for its tenants’ lines of trade within each local market. Management believes that these types of properties, generally pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures. Initial lease terms are generally 15 to 20 years.

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

The operating strategies employed by NNN have allowed it to increase the annual dividend (paid quarterly) per common share for 21 consecutive years.

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

•	the size of the property,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the potential for, and current extent of, any environmental problems,

•	the quality of construction and design and the current physical condition of the property,

•	the property level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any existing leases, and

•	the rent to be paid by the tenant.

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

NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $400,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2010, $161,000,000 was outstanding and $239,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

For the year ended December 31, 2010, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 40 percent and the secured indebtedness to total gross assets was approximately two percent. The total debt to total market capitalization was approximately 34 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.

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

Investment Portfolio

As of December 31, 2010, NNN owned 1,195 Investment Properties with an aggregate gross leasable area of 12,972,000 square feet, located in 46 states. Approximately 97 percent of total properties in the Investment Portfolio were leased or operated by NNN as of December 31, 2010.

The following table summarizes NNN’s Investment Properties as of December 31, 2010 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	5	101	$8,882	$5	$974
Building	135	1	11	19,917	44	1,435

(1) Approximate square feet. (2) Costs vary depending upon size and local demographic factors.

In connection with the development of 28 Investment Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $68,746,000. As of December 31, 2010, NNN had funded $50,196,000 of these commitments, with $18,550,000 remaining to be funded.

As of December 31, 2010, NNN did not have any tenant that accounted for ten percent or more of its rental income.

Leases

Although there are variations in the specific terms of the leases, the following is a summary of the general structure of NNN’s leases. Generally, the leases of the Investment Properties provide for initial terms of 15 to 20 years. As of December 31, 2010, the weighted average remaining lease term was approximately 12 years. The Investment Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, the majority of NNN’s leases provide that the tenant is responsible for roof and structural repairs. The leases of the Investment Properties provide for annual base rental payments (payable in monthly installments) ranging from $6,000 to $1,876,000 (average of $199,000). Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or, to a lesser extent, increases in the tenant’s sales volume.

Generally, the Investment Property leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions provided under the initial lease. Some of the leases also provide that in the event NNN wishes to sell the Investment Property subject to that lease, NNN first must offer the lessee the right to purchase the Investment Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Investment Property.

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Investment Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2010:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)

2011	1.5%	18	260,000	2017	3.9%	28	682,000
2012	3.1%	35	520,000	2018	2.6%	24	345,000
2013	4.4%	40	839,000	2019	4.0%	41	618,000
2014	4.4%	42	577,000	2020	4.0%	83	694,000
2015	4.5%	72	1,011,000	Thereafter	65.4%	745	6,167,000
2016	2.2%	19	407,000

(1) Based on annualized base rent for all leases in place as of December 31, 2010. (2) Approximate square feet.

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2010	2009	2008

1.	Convenience Stores	23.7%	26.7%	25.7%
2.	Restaurants – Full Service	10.1%	9.2%	8.7%
3.	Automotive Parts	7.8%	6.8%	5.1%
4.	Theaters	5.7%	6.3%	6.1%
5.	Automotive Service	5.3%	5.7%	8.9%
6.	Sporting Goods	4.5%	3.2%	3.3%
7.	Restaurants – Limited Service	4.1%	3.5%	3.3%
8.	Drug Stores	4.0%	4.1%	4.0%
9.	Books	3.8%	4.1%	4.0%
10.	Grocery	2.7%	2.9%	2.6%
	Other	28.3%	27.5%	28.3%

		100.0%	100.0%	100.0%

(1) Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located as of December 31, 2010:

	State	# of Properties	% of Annual Base Rent(1)

1.	Texas	220	18.7%
2.	Florida	93	10.0%
3.	Illinois	47	6.7%
4.	North Carolina	73	6.2%
5.	Georgia	60	5.0%
6.	Indiana	39	4.4%
7.	Ohio	38	4.1%
8.	Pennsylvania	84	3.9%
9.	Tennessee	33	2.9%
10.	Missouri	28	2.9%
	Other	480	35.2%

		1,195	100.0%

(1) Based on annualized base rent for all leases in place as of December 31, 2010.

Mortgages and Notes Receivable

Mortgages are secured by real estate, real estate securities or other assets and include structured finance investments which are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2010	2009
Mortgages and notes receivable	$29,750	$41,707
Accrued interest receivables, net of reserves	644	269
Unamortized discount	(63)	-

	$30,331	$41,976

Commercial Mortgage Residual Interests

Orange Avenue Mortgage Investments, Inc. (“OAMI”), a wholly owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $15,915,000 and $20,153,000 at December 31, 2010 and 2009, respectively.

For more information regarding NNN’s Investment Portfolio, see Note 23 of NNN’s Consolidated Financial Statements.

Inventory Portfolio

NNN’s Inventory Portfolio, which is owned by the TRS, is held with the intent to sell the properties to purchasers who are looking for replacement like-kind exchange property or to other purchasers with different investment objectives. As of December 31, 2010, the Inventory Portfolio consisted of 10 completed development projects and seven land parcels.

The following table summarizes the completed Inventory Portfolio as of December 31, 2010 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	527	17	106	$2,248	$108	$953
Building	42	4	12	7,159	341	1,849

(1) Approximate square feet. (2) Costs vary depending upon size and local demographic factors.

For more information regarding NNN’s Inventory Portfolio, see Note 23 of NNN’s Consolidated Financial Statements.

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

As of February 15, 2011, NNN has 59 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties.

Americans with Disabilities Act of 1990.  The Investment and Inventory Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 15, 2011, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.

Other Regulations.  State and local fire, life-safety and similar requirements regulate the use of NNN’s Investment and Inventory Properties. NNN’s leases generally require each tenant to undertake primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

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

Current financial and economic conditions continue to be challenging and volatile and any worsening of such conditions, including any disruption in the capital markets, could adversely affect NNN’s business and results of operations and the financial condition of NNN’s tenants, developers, borrowers, lenders or the institutions that hold NNN’s cash balances and short-term investments, which may expose NNN to increased risks of default by these parties.

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

Potential consequences of the current financial and economic conditions include:

•

the financial condition of NNN’s tenants operating in the retail industry may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•

the ability to borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities, reduce NNN’s ability to make cash distributions to its shareholders and increase NNN’s future interest expense;

•	reduced values of NNN’s properties which may limit NNN’s ability to dispose of assets at attractive prices and may reduce the availability of buyer financing;

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

NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2011 and 2017. The ability of NNN to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than NNN’s existing capital which would have an adverse impact on NNN’s business, financial condition or results of operations.

Loss of revenues from tenants would reduce NNN’s cash flow.

NNN’s five largest tenants accounted for an aggregate of approximately 29 percent of NNN’s annual base rent as of December 31, 2010. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies among NNN’s Investment Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the ultimate sale value of each such vacant property. Upon the expiration of the leases that are currently in place, the tenant may choose not to renew the lease and/or NNN may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.

A significant portion of the source of NNN’s Investment Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations.

As of December 31, 2010, approximately,

•	53 percent of NNN’s Investment Portfolio annual base rent is generated from five retail lines of trade, including convenience stores (24 percent) and full-service restaurants (10 percent),

•	29 percent of NNN’s Investment Portfolio annual base rent is generated from five tenants, including The Pantry, Inc. (eight percent) and Susser Holdings Corp. (eight percent),

•	47 percent of NNN’s Investment Portfolio annual base rent is generated from five states, including Texas (19 percent) and Florida (10 percent).

Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on NNN’s results of operations.

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

•

adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, intense competition for tenants, or a geographic shift in the market away from NNN’s properties,

•	changes in tenant preferences that reduce the attractiveness of NNN’s properties to tenants,

•	changes in zoning, regulatory restrictions, or tax laws, and

•	changes in interest rates or availability of financing.

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

NNN cannot predict what other laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN’s properties, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its retail tenants, or consumers to incur significant expenditures or impose significant liability and could cause a material adverse effect on NNN’s results of operation.

NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN.

There may be known or unknown environmental liabilities associated with properties owned or acquired in the future by NNN. Certain particular uses of some properties may also have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as convenience stores with underground petroleum storage tanks or auto parts and auto service businesses using lube, paint and machine solvents. Some of NNN’s properties may contain asbestos or asbestos-containing materials, or may contain or may develop mold or other bio-contaminants. Asbestos-containing materials must be handled, managed and removed in accordance with applicable governmental laws, rules and regulations. Mold and other bio-contaminants can produce airborne toxins, may cause a variety of health issues in individuals and must be remediated in accordance with applicable governmental laws, rules and regulations.

As part of its due diligence process, NNN generally obtains an environmental site assessment for each property it acquires. In cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. Although sellers or tenants may be contractually responsible for remediating hazardous materials on a property and may be responsible for indemnifying NNN for any liability resulting from the use of a property and for any failure to comply with any applicable environmental laws, rules or regulations, NNN has no assurance that sellers or tenants shall be able to meet their remediation and indemnity obligations to NNN. A tenant or seller may not have the financial ability to meet its remediation and indemnity obligations to NNN when needed. Furthermore, NNN may have strict liability to governmental agencies or third parties as a result of the existence of hazardous materials on properties, whether or not NNN knew about or caused such hazardous materials to exist.

As of February 15, 2011 NNN has 59 Investment Properties currently under some level of environmental remediation. In general, the seller, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Investment Properties.

If NNN is responsible for hazardous materials located on its properties, NNN’s liability may include investigation and remediation costs, property damage to third parties, personal injury to third parties, and governmental fines and penalties. Furthermore, the presence of hazardous materials on a property may adversely impact the property value or NNN’s ability to sell the property. Significant environmental liability could impact NNN’s results of operations, ability to make distributions to shareholders, and its ability to meet its debt obligations.

In order to mitigate exposure to environmental liability, NNN has an environmental insurance policy on certain of its convenience store and travel plaza properties which expires in August 2013. However, the policy is subject to exclusions and limitations and does not cover all of the properties owned by NNN, and for those properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.

NNN may not be able to successfully execute its acquisition or development strategies.

NNN may not be able to implement its investment strategies successfully. Additionally, NNN cannot assure that its property portfolio will expand at all, or if it will expand at any specified rate or to any specified size. In addition, investment in additional real estate assets is subject to a number of risks. Because NNN expects to invest in markets other than the ones in which its current properties are located or properties which may be leased to tenants other than those to which NNN has historically leased properties, NNN will also be subject to the risks associated with investment in new markets or with new tenants that may be relatively unfamiliar to NNN’s management team.

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

As of December 31, 2010, the Residuals had a carrying value of $15,915,000. The value of these Residuals is based on assumptions made by NNN to determine their value. These assumptions include discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.

NNN may suffer a loss in the event of a default or bankruptcy of a borrower.

If a borrower defaults on a mortgage, structured finance loan or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2010, mortgages and notes receivables had an outstanding principal balance of $29,750,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.

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

Operating losses from retail operations on certain Investment Properties may adversely impact NNN’s results of operations.

In June 2009, NNN acquired the operations of the auto service business which was operated on certain Investment Properties. A third party manages and staffs these operations on behalf of NNN. The results of business operations from these properties are subject to the typical execution risks inherent with many retail operations including: merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, unfavorable weather conditions, or other trends in the markets they serve. These factors could negatively impact NNN’s results of operations from these certain Investment Properties.

Uninsured losses may adversely affect NNN’s ability to pay outstanding indebtedness.

NNN’s properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its properties is adequate in accordance with industry standards. There are, however, types of losses (such as from hurricanes, wars or earthquakes) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow.

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

As of December 31, 2010, NNN owned 37 vacant, un-leased Investment Properties, which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Investment Properties at comparable rental rates and in a timely manner. As of January 31, 2011, approximately one percent of the total gross leasable area of NNN’s Investment Portfolio was leased to four tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their lease with NNN.

The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.

As of December 31, 2010, NNN had total mortgage debt outstanding of approximately $24,269,000, total unsecured notes payable of $948,416,000 and $161,000,000 outstanding on the unsecured Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.

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

As of December 31, 2010, NNN had approximately $1,133, 685,000 of outstanding indebtedness, of which approximately $24,269,000 was secured indebtedness. NNN’s unsecured debt contains various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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

In addition, certain covenants in NNN’s debt, including its Credit Facility, require NNN, among other things, to:

•	limit certain leverage ratios,

•	maintain certain minimum interest and debt service coverage ratios, and

•	limit investments in certain types of assets.

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

As with other publicly traded securities, the market price of NNN’s equity and debt securities depends on various factors, which may change from time-to-time and/or may be unrelated to NNN’s financial condition, operating performance or prospects that may cause significant fluctuations or volatility in such prices. These factors, among others, include:

•	general economic and financial market conditions including the weak economic environment,

•	level and trend of interest rates,

•	NNN’s ability to access the capital markets to raise additional capital,

•	the issuance of additional equity or debt securities,

•	changes in NNN’s funds from operations or earnings estimates,

•	changes in NNN’s debt ratings or analyst ratings,

•	NNN’s financial condition and performance,

•	market perception of NNN compared to other REITs, and

•	market perception of REITs compared to other investment sectors.

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

At any time, the federal and state income tax laws governing REITs or the administrative interpretations of those laws may change. Any such changes may have retroactive effect, and could adversely affect NNN or its stockholders. For example, legislation enacted in 2003 and extended in 2006 generally reduced the federal income tax rate on most dividends paid by corporations to individual investors to a maximum of 15 percent (through 2012). REIT dividends, with limited exceptions, will not benefit from the rate reduction, because a REIT’s income generally is not subject to corporate level tax. As such, this legislation could cause shares in non-REIT corporations to be a more attractive investment to individual investors than shares in REITs, and could have an adverse effect on the value of NNN’s common stock.

Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and negatively affect NNN’s operating decisions.

To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund capital expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2010, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

Changes in accounting pronouncements could adversely impact NNN’s or NNN’s tenants’ reported financial performance.

Accounting policies and methods are fundamental to how NNN records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) and the Commission, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of NNN’s financial statements. These changes could have a material impact on NNN’s reported financial condition and results of operations. In some cases, NNN could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on NNN’s tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Please refer to Item 1. “Business.”

Item 3.  Legal Proceedings

In the ordinary course of its business, NNN is a party to various legal actions that management believes are routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of these proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P 500”) for the five year period commencing December 31, 2005 and ending December 31, 2010. The graph assumes an investment of $100 on December 31, 2005.

Comparison to Five-Year Cumulative Total Return

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$23.73	$24.59	$25.94	$28.11	$28.11
Low	19.19	20.50	20.82	24.85	19.19
Close	22.83	21.44	25.11	26.50	26.50

Dividends paid per share	0.375	0.375	0.380	0.380	1.510

2009

High	$17.52	$19.48	$22.80	$21.59	$22.80
Low	12.26	14.95	15.85	18.87	12.26
Close	15.84	17.35	21.47	21.22	21.22

Dividends paid per share	0.375	0.375	0.375	0.375	1.500

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2010		2009

Ordinary dividends	$1.072446	71.0229%	$1.495182	99.6788%
Qualified dividends	0.081661	5.4080%	-	-
Capital gain	0.000861	0.0570%	0.003051	0.2034%
Unrecaptured Section 1250 gain	0.000498	0.0330%	0.001767	0.1178%
Nontaxable distributions	0.354534	23.4791%	-	-

	$1.510000	100.0000%	$1.500000	100.0000%

NNN intends to pay regular quarterly dividends to its stockholders, although all future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, NNN’s financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Directors deems relevant.

In February 2011, NNN paid dividends to its stockholders of $31,678,000 or $0.38 per share of common stock.

On January 31, 2011, there were 1,848 stockholders of record of common stock.

Item 6.  Selected Financial Data

Historical Financial Highlights

(dollars in thousands, except per share data)

	2010	2009	2008	2007	2006

Gross revenues(1)	$237,062	$243,932	$247,352	$208,629	$180,877
Earnings from continuing operations	71,202	56,129	97,858	76,642	58,739
Earnings including noncontrolling interests	73,353	56,399	119,971	155,743	184,422
Net earnings attributable to NNN	72,997	54,810	117,153	154,599	181,800
Total assets	2,713,575	2,590,962	2,649,471	2,539,673	1,917,516
Total debt	1,133,685	987,346	1,027,391	1,049,154	890,127
Total stockholders’ equity	1,527,483	1,564,240	1,566,860	1,417,647	1,109,479
Cash dividends declared to:
Common stockholders	125,391	120,256	110,107	92,989	76,035
Series A preferred stockholders	-	-	-	-	4,376
Series B convertible preferred stockholders	-	-	-	-	419
Series C preferred stockholders	6,785	6,785	6,785	6,785	923
Weighted average common shares:
Basic	82,715,645	79,846,258	74,249,137	66,152,437	57,428,063
Diluted	82,849,362	79,953,499	74,344,231	66,263,980	57,965,508
Per share information:
Earnings from continuing operations:
Basic	$0.77	$0.60	$1.22	$1.05	$0.88
Diluted	0.77	0.60	1.22	1.05	0.88
Net earnings:
Basic	0.80	0.60	1.48	2.23	3.05
Diluted	0.80	0.60	1.48	2.22	3.03
Cash dividends declared to:
Common stockholders	1.51	1.50	1.48	1.40	1.32
Series A preferred stockholders	-	-	-	-	2.45625
Series B convertible preferred stockholders	-	-	-	-	41.875
Series C preferred depositary stockholders	1.84375	1.84375	1.84375	1.84375	0.250955
Other data:
Cash flows provided by (used in):
Operating activities	$187,914	$149,502	$237,459	$130,147	$1,676
Investing activities	(220,260)	(28,063)	(256,304)	(536,717)	(90,099)
Financing activities	19,169	(108,840)	(6,028)	432,394	81,864
Funds from operations – diluted(2)	108,328	89,506	132,996	110,589	86,749

(1)	Gross revenues include revenues from NNN’s continuing and discontinued operations. In accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN has classified the revenues related to (i) all Investment Properties that were sold and leasehold interest which expired, (ii) all Inventory Properties which generated revenues prior to disposition, and (iii) all Investment and Inventory Properties which generated revenue and were held for sale at December 31, 2010, as discontinued operations.

(2)	The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under generally accepted accounting principles (“GAAP”). FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of assets unique to the real estate industry, excluding gains (or including losses) on the disposition of certain assets and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

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

NNN has earnings from discontinued operations in both of its financial segments; investment assets and inventory assets. All property dispositions from NNN’s investment segment are classified as discontinued operations. In addition, certain properties in NNN’s inventory segment that have generated revenues before disposition are classified as discontinued operations. These inventory properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in a decrease in NNN’s reported total revenues and total and per share earnings from continuing operations and an increase in NNN’s earnings from discontinued operations. However, NNN’s total and per share net earnings available to common stockholders is not affected.

The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2010	2009	2008	2007	2006
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$72,997	$54,810	$117,153	$154,599	$181,800
Real estate depreciation and amortization:
Continuing operations	43,464	42,838	40,336	28,632	19,099
Discontinued operations	186	1,438	1,454	1,750	3,320
Partnership/joint venture real estate depreciation	178	178	177	31	463
Partnership gain on sale of asset	-	-	-	-	(262)
Gain on disposition of equity investment	-	-	-	-	(11,373)
Gain on disposition of investment assets	(1,134)	(2,392)	(9,980)	(56,625)	(91,332)
Gain on disposition of inventory assets	(578)	(581)	(9,359)	(11,013)	(9,667)

FFO	115,113	96,291	139,781	117,374	92,048
Series A preferred stock dividends(1)	-	-	-	-	(4,376)
Series B convertible preferred stock dividends(1)	-	-	-	-	(419)
Series C preferred stock dividends	(6,785)	(6,785)	(6,785)	(6,785)	(923)

FFO available to common stockholders – basic	108,328	89,506	132,996	110,589	86,330
Series B convertible preferred stock dividends, if dilutive	-	-	-	-	419

FFO available to common stockholders – diluted	$108,328	$89,506	$132,996	$110,589	$86,749

(1)	The Series A and Series B preferred stock are no longer outstanding.

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K, and the forward-looking disclaimer language in italics before “Item 1. Business.”

The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Overview

NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable, and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”).

As of December 31, 2010, NNN owned 1,195 Investment Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 12,972,000 square feet, located in 46 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio was leased or operated as of December 31, 2010. As of December 31, 2010, NNN owned 17 Inventory Properties.

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

NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. NNN’s Investment Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.

As of year end December 31, 2010, 2009 and 2008, Investment Properties have remained at least 96 percent leased. The Investment Portfolio’s average remaining lease term of 12 years has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

The weak economic environment during the past three years has made it more difficult and more expensive to obtain debt and equity capital, and has reduced the pace of investments in new acquisitions or developments as well as the volume of dispositions. Additionally, the weak economic and retail environment has resulted in more retailers filing for bankruptcy and has made it more difficult to lease properties, which may have an adverse impact on NNN’s occupancy.

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

Impairment  –  Real Estate.  Based upon the events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market condition or the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Commercial Mortgage Residual Interests, at Fair Value.  Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The commercial mortgage residual interests were acquired in connection with the acquisition of Orange Avenue Mortgage Investments, Inc. (“OAMI”). NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, for $1,603,000 pursuant to which OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation.

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

New Accounting Pronouncements.  Refer to Note 1 to the December 31, 2010, Consolidated Financial Statements.

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

Results of Operations

Property Analysis – Investment Portfolio

General.  The following table summarizes NNN’s Investment Portfolio as of December 31:

	2010	2009	2008
Investment Properties Owned:
Number	1,195	1,015	1,005
Total gross leasable area (square feet)	12,972,000	11,373,000	11,251,000

Investment Properties:
Leased	1,147	966	972
Operated	11	12	-
Percent of Investment Properties – leased and operated	97%	96%	97%
Weighted average remaining lease term (years)	12	12	13
Total gross leasable area (square feet) – leased and operated	12,215,000	10,508,000	10,728,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Investment Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2010:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2011	1.5%	18	260,000	2017	3.9%	28	682,000
2012	3.1%	35	520,000	2018	2.6%	24	345,000
2013	4.4%	40	839,000	2019	4.0%	41	618,000
2014	4.4%	42	577,000	2020	4.0%	83	694,000
2015	4.5%	72	1,011,000	Thereafter	65.4%	745	6,167,000
2016	2.2%	19	407,000

(1) Based on the annualized base rent for all leases in place as of December 31, 2010. (2) Approximate square feet.

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

	Lines of Trade	2010	2009	2008
1.	Convenience Stores	23.7%	26.7%	25.7%
2.	Restaurants – Full Service	10.1%	9.2%	8.7%
3.	Automotive Parts	7.8%	6.8%	5.1%
4.	Theaters	5.7%	6.3%	6.1%
5.	Automotive Service	5.3%	5.7%	8.9%
6.	Sporting Goods	4.5%	3.2%	3.3%
7.	Restaurants – Limited Service	4.1%	3.5%	3.3%
8.	Drug Stores	4.0%	4.1%	4.0%
9.	Books	3.8%	4.1%	4.0%
10.	Grocery	2.7%	2.9%	2.6%
	Other	28.3%	27.5%	28.3%

		100.0%	100.0%	100.0%

(1) Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Investment Properties are located in as of December 31, 2010:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	220	18.7%
2.	Florida	93	10.0%
3.	Illinois	47	6.7%
4.	North Carolina	73	6.2%
5.	Georgia	60	5.0%
6.	Indiana	39	4.4%
7.	Ohio	38	4.1%
8.	Pennsylvania	84	3.9%
9.	Tennessee	33	2.9%
10.	Missouri	28	2.9%
	Other	480	35.2%

		1,195	100.0%

(1) Based on annualized base rent for all leases in place as of December 31, 2010.

Property Acquisitions.  The following table summarizes the Investment Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2010	2009	2008
Acquisitions:
Number of Investment Properties	194	8	109
Gross leasable area (square feet)	1,700,000	290,000	868,000

Total dollars invested(1)	$256,077	$36,335	$355,107

(1) Includes dollars invested on projects under construction for each respective year.

Property Dispositions.  The following table summarizes the Investment Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2010	2009	2008
Number of properties	14	9	19
Gross leasable area (square feet)	100,000	234,000	290,000
Net sales proceeds	$15,980	$15,621	$59,796
Net gain	$1,134	$2,392	$9,980

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Property Analysis – Inventory Portfolio

General.  The following table summarizes the number of properties held for sale in NNN’s Inventory Portfolio as of December 31:

	2010	2009	2008
Completed Inventory Properties	10	13	24
Properties under construction	-	-	1
Land parcels	7	6	7

Total Inventory Properties	17	19	32

NNN transferred 11 properties from the Inventory Portfolio to the Investment Portfolio in December 2009.

Property Acquisitions.  The following table summarizes the property acquisitions and dollars invested in the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2010	2009	2008
Number of properties acquired	-	2	7
Total dollars invested(1)	$493	$2,633	$29,539

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

Property Dispositions.  The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized from the disposition of real estate held for sale included in earnings from continuing and discontinued operations for each of the years ended December 31 (dollars in thousands):

	2010		2009		2008
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	2	$641	2	$37	1	$21
Noncontrolling interest		(320)		(14)		(10)

Total continuing operations attributable to NNN		321		23		11

Discontinued operations	2	300	2	558	24	12,644
Noncontrolling interest		(43)		-		(3,297)

Total discontinued operations attributable to NNN		257		558		9,347

	4	$578	4	$581	25	$9,358

Revenue from Continuing Operations Analysis

General.  During the year ended December 31, 2010, NNN’s rental income increased primarily due to the acquisition of Investment Properties (See “Results of Operations – Property Analysis – Investment Portfolio – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2010	2009	2008	Percent of Total			2010 Versus 2009 Percent Increase (Decrease)	2009 Versus 2008 Percent Increase (Decrease)

				2010	2009	2008
Rental Income(1)	$215,132	$213,666	$209,541	93.9%	92.6%	92.3%	0.7%	2.0%
Real estate expense reimbursement from tenants	7,438	8,361	6,980	3.3%	3.6%	3.1%	(11.0)%	19.8%
Interest and other income from real estate transactions	3,026	4,535	5,807	1.3%	2.0%	2.6%	(33.3)%	(21.9)%
Interest income on commercial mortgage residual interests	3,460	4,252	4,636	1.5%	1.8%	2.0%	(18.6)%	(8.3)%

Total revenues from continuing operations	$229,056	$230,814	$226,964	100.0%	100.0%	100.0%	(0.8)%	1.7%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Revenue from Operations by Source of Income.  NNN has identified two primary operating segments, and thus, sources of revenue: (i) earnings from NNN’s Investment Assets, and (ii) earnings from NNN’s Inventory Assets. NNN revenues from continuing operations come primarily from Investment Assets. The revenues generated from NNN’s Inventory Assets are typically classified as discontinued operations.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009.

Rental Income.  Rental Income remained relatively stable in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2010 as compared to 2009.

Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants decreased for the year ended December 31, 2010, as compared to 2009 but remained fairly consistent as a percentage of total revenues from continuing operations. The decrease is primarily attributable to the increase in reimbursed tax assessments in 2009 as compared to 2010.

Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2010, as compared to 2009, primarily due to a lower weighted average principal balance and a lower weighted average interest rate on NNN’s mortgages receivable and structured finance investments during the year ended December 31, 2010. For the years ended December 31, 2010 and 2009, the weighted average outstanding principal balance and interest rates on NNN’s mortgages receivable and structured finance investments was $31,925,000 at 9.04% and $38,968,000 at 9.50%, respectively. The decrease was also due to two defaulted loans at December 31, 2010.

Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) decreased for the year ended December 31, 2010, as compared to December 31, 2009, but remained fairly stable as a percent of total revenue from continuing operations. The decrease in interest income on Residuals is primarily the result of declining loan balances from prepayments and scheduled loan amortization.

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

Interest Income on Commercial Mortgage Residual Interests.  Interest income on Residuals decreased for the year ended December 31, 2009, as compared to December 31, 2008 but remained stable as a percent of total revenue from continuing operations. The decrease in interest income on Residuals is primarily the result of the increase in the loan delinquencies and asset amortization, which is partially offset by a decrease in loan prepayments.

Analysis of Expenses from Continuing Operations

General.  During 2010, operating expenses from continuing operations decreased primarily due to lower impairment losses and other charges recorded during the year ended December 31, 2010, as compared to the same period in 2009. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2010	2009	2008
General and administrative	$22,778	$21,773	$24,875
Real estate	13,534	13,642	10,152
Depreciation and amortization	48,328	46,539	43,668
Impairment losses and other charges	7,458	36,080	1,234
Impairment – commercial mortgage residual interests valuation	3,995	498	758
Restructuring costs	-	731	-

Total operating expenses	$96,093	$119,263	$80,687

Interest and other income	$(1,513)	$(1,371)	$(3,748)
Interest expense	65,179	62,151	63,964
Loss on interest rate hedge	-	-	804

Total other expenses (revenues)	$63,666	$60,780	$61,020

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2010 Versus 2009 Percent Increase (Decrease)	2009 Versus 2008 Percent Increase (Decrease)
	2010	2009	2008	2010	2009	2008
General and administrative	23.7%	18.3%	30.8%	9.9%	9.4%	11.0%	4.6%	(12.5)%
Real estate	14.1%	11.4%	12.6%	5.9%	5.9%	4.5%	(0.8)%	34.4%
Depreciation and amortization	50.2%	39.0%	54.1%	21.1%	20.2%	19.2%	3.8%	6.6%
Impairment losses and other charges	7.8%	30.3%	1.5%	3.3%	15.6%	0.5%	(79.3)%	2,823.8%
Impairment – commercial mortgage residual interests valuation adjustment	4.2%	0.4%	1.0%	1.7%	0.2%	0.3%	702.2%	(34.3)%
Restructuring costs	-	0.6%	-	-	0.3%	-	(100.0)%	N/C	(1)

Total operating expenses	100.0%	100.0%	100.0%	41.9%	51.6%	35.5%	(19.4)%	47.8%

Interest and other income	(2.4)%	(2.3)%	(6.1)%	(0.7)%	(0.6)%	(1.7)%	10.4%	(63.4)%
Interest expense	102.4%	102.3%	104.8%	28.5%	26.9%	28.2%	4.9%	(2.8)%
Loss on interest rate hedge	-	-	1.3%	-	-	0.4%	-	(100.0)%

Total other expenses (revenues)	100.0%	100.0%	100.0%	27.8%	26.3%	26.9%	4.7%	(0.4)%

(1) Not calculable (“N/C”)

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2010, as compared to the same period in 2009 and increased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2010, is primarily attributable to an increase in noncash long-term incentive compensation. This increase is partially offset by a decrease in lost pursuit costs and capitalized overhead.

Real Estate.  Real estate expenses increased as a percentage of total operating expenses, but remained stable as a percentage of revenues from continuing operations for the year ended December 31, 2010, as compared to the same period in 2009.

Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses but remained fairly stable as a percentage of revenues from continuing operations for the year ended December 31, 2010, as compared to the year ended December 31, 2009. The dollar increase is primarily a result of an increase in the amortization of loan costs associated with a credit agreement NNN entered into in November 2009.

Impairment Losses and Other Charges.  Based upon the events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN determines a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The decrease in impairment losses and other charges is primarily due to real estate impairments of $28,884,000 recorded in 2009, as compared to zero in 2010.

Impairment  –  Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2010 and 2009, NNN recorded an other than temporary valuation adjustment of $3,995,000 and $498,000, respectively, as a reduction of earnings from operations.

Restructuring Costs.  During the year ended December 31, 2009, NNN recorded restructuring costs of $731,000 in connection with a workforce reduction. No such costs were incurred during 2010.

Interest Expense.  Interest expense increased for the year ended December 31, 2010, as compared to the same period in 2009, and increased as a percentage of revenues from continuing operations but remained relatively stable as a percentage of total operating expenses.

The following represents the primary changes in debt that have impacted interest expense:

(i)	the repurchase of $11,000,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192% in 2009,

(ii)	the repurchase of $8,800,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in 2009,

(iii)	the payoff of the $20,000,000 8.5% notes payable in September 2010,

(iv)	the increase of $7,037,000 in the weighted average debt outstanding on the Credit Facility for year ended December 31, 2010, as compared to the same period in 2009,

(v)	the increase in the weighted average interest rate on the Credit Facility from 1.19% during the year ended December 31, 2009, to 3.80% during the year ended December 31, 2010,

(vi)	the decrease of $626,000 in capitalized interest expense for the year ended December 31, 2010, as compared to the same period in 2009, and

(vii)	the increase of $850,000 in amortization of loan commitment fees related to the Credit Facility entered into November 2009.

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

Impairment Losses and Other Charges.  Based upon the events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. As a result of the Company’s review of long-lived assets for impairments, for the years ended December 31, 2009, and 2008, NNN recorded real estate impairments totaling $28,884,000 and $1,234,000, respectively. In addition, during the year ended December 31, 2009, NNN recognized a loss on a note receivable foreclosure of $7,196,000.

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

The following represents the primary changes in debt that have impacted interest expense:

(i)	repurchase of $11,000,000 of convertible notes payable due June 2028 with an effective interest rate of 7.192% in 2009,

(ii)	repurchase of $8,800,000 of convertible notes payable due September 2026 with an effective interest rate of 5.840% in 2009,

(iii)	issuance of $234,035,000 of convertible notes payable due June 2028, with an effective interest rate of 7.192% in March 2008,

(iv)	payoff of the $100,000,000 7.125% notes payable in March 2008,

(v)	payoff of the $12,000,000 10.00% secured note payable in February 2008,

(vi)	the decrease of $78,860,000 in the weighted average debt outstanding on the Credit Facility for year ended December 31, 2009, as compared to 2008, and

(vii)	the decrease in weighted average interest rate on the Credit Facility from 3.83% during the year ended December 31, 2008, to 1.19% during the year ended December 31, 2009.

Discontinued Operations

Earnings (Loss)

NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired or were terminated and any Investment Properties that were held for sale at December 31, 2010. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2010			2009			2008
	# of Sold Properties	Gain	Earnings/ (Loss)	# of Sold Properties	Gain	Earnings/ (Loss)	# of Sold Properties	Gain	Earnings/ (Loss)
Investment Assets	14	$1,134	$1,859	9	$2,392	$1,776	19	$9,980	$12,914
Inventory Assets	2	300	292	2	558	(1,506)	24	12,644	9,199
Noncontrolling interests	-	-	11	-	-	(166)	-	-	(2,722)

	16	$1,434	$2,162	11	$2,950	$104	43	$22,624	$19,391

NNN periodically sells Investment Properties and may reinvest the sales proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Impairment Losses and Other Charges.  NNN periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the years ended December 31, 2009, and 2008, NNN recognized real estate impairments on discontinued operations of $5,630,000, and $4,426,000, respectively. During the year ended December 31, 2010, NNN did not recognize any real estate impairments on discontinued operations.

Impact of Inflation

NNN’s leases typically contain provisions to mitigate the adverse impact of inflation on NNN’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or, to a lesser extent, increases in the tenant’s sales volume. During times when inflation is greater than increases in rent, rent increases may not keep up with the rate of inflation.

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

NNN expects to meet these requirements (other than amounts required for additional property investments, mortgages and notes receivable) through cash provided from operations and NNN’s Credit Facility. NNN utilizes the Credit Facility to meet its short-term working capital requirements. As of December 31, 2010, $161,000,000 was outstanding and $239,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000. NNN anticipates that any additional investments in properties, mortgages and notes receivables during the next 12 months will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (in thousands):

	2010	2009	2008
Cash and cash equivalents:
Provided by operating activities	$187,914	$149,502	$237,459
Used in investing activities	(220,260)	(28,063)	(256,304)
Provided by (used in) financing activities	19,169	(108,840)	(6,028)

Increase (decrease)	(13,177)	12,599	(24,873)
Net cash at beginning of period	15,225	2,626	27,499

Net cash at end of period	$2,048	$15,225	$2,626

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of its Inventory Properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the years ended December 31, 2010, 2009 and 2008, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the year ended December 31, 2010, included the following significant transactions:

•	$125,391,000 in dividends paid to common stockholders,

•	$6,785,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$17,631,000 in net proceeds from the issuance of 793,759 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$161,000,000 in net proceeds from NNN’s Credit Facility,

•	$6,453,000 in repayments of mortgages, and

•	$20,000,000 in repayment of notes payable.

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

NNN typically funds its short-term liquidity requirements including investments in additional Investment Properties with cash from its Credit Facility. As of December 31, 2010, $161,000,000 was outstanding and $239,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

For the year ended December 31, 2010, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 40 percent and the secured indebtedness to total gross assets was approximately two percent. The total debt to total market capitalization was approximately 34 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2010. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2010.

	Expected Maturity Date (dollars in thousands)
	Total	2011		2012	2013		2014	2015	Thereafter
Long-term debt(1)	$986,004	$139,798	(3)	$69,290	$223,898	(3)	$150,881	$150,917	$251,220
Credit Facility	161,000	-		161,000	-		-	-	-
Operating lease	3,666	917		945	973		831	-	-

Total contractual cash obligations(2)	$1,150,670	$140,715		$231,235	$224,871		$151,712	$150,917	$251,220

(1)     Includes amounts outstanding under the mortgages payable, convertible notes payable and notes payable and excludes unamortized note discounts.

(2)     Excludes $7,342 of accrued interest payable.

(3)     Maturity dates are based on put option dates under NNN’s convertible notes.

In addition to the contractual obligations outlined above, in connection with the development of 28 Investment Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $68,746,000. As of December 31, 2010, NNN had funded $50,196,000 of this commitment, with $18,550,000 remaining to be funded. As of December 31, 2010, NNN did not have any funding commitments relating to the development of Inventory Properties.

As of December 31, 2010, NNN had outstanding letters of credit totaling $647,000 under its Credit Facility.

As of December 31, 2010, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Generally the Investment Properties are leased under long-term net leases. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with NNN’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.

The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. As of December 31, 2010, NNN owned 37 vacant, un-leased Investment Properties which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. Additionally, as of January 31, 2011, approximately one percent of the total gross leasable area of NNN’s Investment Portfolio was leased to four tenants that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

In February 2011, one of NNN’s tenants, Borders Group, Inc. (“Borders”), which leased five Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In February 2011, Borders moved to reject three leases with NNN and retains the right to reject the remaining two leases with NNN.

In February 2011, one of NNN’s tenants, Robb & Stucky, LTD, which leases 1 Investment Property from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code and retains the right to reject its lease with NNN.

On April 20, 2009, one of NNN’s tenants, Titlemax Holdings, LLC and its affiliated companies (“Titlemax”), which leased 30 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In January 2010, Titlemax assumed all of its leases with NNN. In April 2010, Titlemax’s plan of reorganization was approved by the U.S. Bankruptcy Court and Titlemax exited bankruptcy. Titlemax’s Chapter 11 filing did not have an effect on NNN’s operations or financial position.

In June 2010, one of NNN’s tenants, Majestic Liquor Stores, Inc. (“Majestic”), which leased 13 Investment Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, in June 2010, the principals of Majestic, (the “Majestic Principals”), which are the borrowers on a loan from NNN secured by one Majestic property, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In June 2010, Majestic elected to reject the leases of four properties owned by NNN and the one property securing the loan to the Majestic Principals. In November 2010 NNN foreclosed on the property securing the loan to the Majestic Principals. In addition, during the year ended December 31, 2010, NNN recorded a $5,625,000 charge in connection with the loan to the Majestic Principals. In December 2010, Majestic assumed all 9 of the remaining leases with NNN. Also in December 2010

Majestic and Majestic Principals plan of reorganization was approved by the U.S. Bankruptcy court and Majestic and the Majestic Principals exited bankruptcy.

Dividends.  NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Code, as amended, and related regulations and intends to continue to operate so as to remain qualified as a REIT for federal income tax purposes. NNN generally will not be subject to federal income tax on income that it distributes to its stockholders, provided that it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. If NNN fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Such an event could materially adversely affect NNN’s income and ability to pay dividends.

One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2010, 2009 and 2008, NNN declared and paid dividends to its common stockholders of $125,391,000, $120,256,000 and $110,107,000, respectively, or $1.51, $1.50 and $1.48 per share, respectively, of common stock.

The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2010		2009		2008

Ordinary dividends	$1.072446	71.0229%	$1.495182	99.6788%	$1.480000	100.0000%
Qualified dividends	0.081661	5.4080%	-	-	-	-
Capital gain	0.000861	0.0570%	0.003051	0.2034%	-	-
Unrecaptured Section 1250 Gain	0.000498	0.0330%	0.001767	0.1178%	-	-
Nontaxable distributions	0.354534	23.4791%	-	-	-	-

	$1.510000	100.0000%	$1.500000	100.0000%	$1.480000	100.0000%

In February 2011, NNN paid dividends to its common stockholders of $31,678,000, or $0.38 per share of common stock.

Holders of NNN’s preferred stock issuance are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.

NNN declared and paid dividends to its Series C Preferred stockholders of $6,785,000 or $1.84375 per depository share during each of the years ended December 31, 2010, 2009 and 2008. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	2010		2009		2008

Ordinary dividends	$1.703170	92.3753%	$1.837828	99.6788%	$1.843750	100.0000%
Qualified dividends	0.140580	7.6247%	-	-	-	-
Capital gain	-	-	0.003750	0.2034%	-	-
Unrecaptured Section 1250 Gain	-	-	0.002172	0.1178%	-	-

	$1.843750	100.0000%	$1.843750	100.0000%	$1.843750	100.0000%

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

Debt

The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2010	Percentage of Total	2009	Percentage of Total

Line of credit payable	$161,000	14.2%	$-	-
Mortgages payable	24,269	2.2%	25,290	2.6%
Notes payable – convertible	349,534	30.8%	343,380	34.8%
Notes payable	598,882	52.8%	618,676	62.6%

Total outstanding debt	$1,133,685	100.0%	$987,346	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable.    NNN’s $400,000,000 revolving Credit Facility had a weighted average outstanding balance of $17,861,000 and a weighted average interest rate of 3.8% during the year ended December 31, 2010. In November 2009, NNN entered into a credit agreement for a new $400,000,000 credit facility, replacing the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility matures November 2012, with an option to extend maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt credit rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $500,000,000. As of December 31, 2010, $161,000,000 was outstanding, and $239,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2010, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2010	2009

December 2001(2)	623	9.00%	April 2014	$734	$215	$267
December 2001(2)	698	9.00%	April 2019	1,186	364	392
December 2001(2)	485	9.00%	April 2019	1,152	187	201
June 2002	21,000	6.90%	July 2012	24,051	18,841	19,170
February 2004(2)	6,952	6.90%	January 2017	11,522	4,038	4,554
March 2005(2)	1,015	8.14%	September 2016	1,322	624	706

				$39,967	$24,269	$25,290

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2010.
(2)

Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028

Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at December 31, 2010	$138,700		$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.
(2)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.
(4)	The conversion rate per $1 principal amount was 41.9803 shares of NNN’s common stock, which is equivalent to a conversion price of $23.8207 per share of common stock.
(5)	The conversion rate per $1 principal amount was 39.3620 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4052 per share of common stock.
(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.
(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.
(8)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

The carrying amounts of the Company’s debt and equity balances are summarized in the table below as of December 31, (dollars in thousands):

	2010	2009

Carrying value of equity component	$(33,873)	$(33,873)
Principal amount of convertible debt	361,735	361,735
Remaining unamortized debt discount	(12,201)	(18,355)

Net carrying value of convertible debt	$315,661	$309,507

As of December 31, 2010, the remaining amortization periods for the debt discount were approximately nine months and 18 months for the 2026 Notes and the 2028 Notes, respectively.

The adjusted effective interest rates for the liability components of the 2026 Notes and the 2028 Notes were 5.840% and 7.192%, respectively. The Company recorded noncash interest-related charges of $6,154,000, $5,809,000 and $5,481,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded contractual interest expense of $16,909,000, $17,046,000 and $16,548,000 for the years ended December 31, 2010, 2009 and 2008, respectively, relating to the 2026 Notes and 2028 Notes.

The if-converted values that exceed the principal amount as of December 31, 2010, are $15,601,000 and $9,611,000 for the 2026 Notes and the 2028 Notes, respectively. As of December 31, 2009, the if-converted amount did not exceed the value of the principal amount.

Notes Payable.  Each of NNN’s outstanding series of non-convertible notes are summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2012(1)	June 2002	$50,000	287	$49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
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

In connection with the note and convertible note offerings, NNN incurred debt issuance costs totaling $5,226,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2010, NNN was in compliance with those covenants.

NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

In September 2010, NNN repaid the 8.500% $20,000,000 notes that were due in September 2010.

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

7.375% Series C Cumulative Redeemable Preferred Stock.  In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and received gross proceeds of $92,000,000. In connection with this offering, NNN incurred stock issuance costs of approximately $3,098,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

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

Common Stock Issuances.  In October 2008, NNN issued 3,450,000 shares of common stock in a registered, underwritten public offering at a price of $23.05 per share and received net proceeds of $75,958,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $3,565,000 consisting primarily of underwriters’ fees and commissions, legal and accounting fees. NNN used the net proceeds to repay borrowings under the Credit Facility and to acquire Investment Properties.

Dividend Reinvestment and Stock Purchase Plan.  In June 2009, NNN filed a shelf registration statement which was automatically effective, with the Commission for its DRIP, which permits the issuance by NNN of 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP for each of the years ended December 31:

	2010	2009	2008

Shares of common stock	793,759	3,766,452	2,146,640
Net proceeds	$17,623,000	$67,354,000	$47,372,000

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Mortgages and Notes Receivable.

Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2010	2009

Mortgages and notes receivable	$29,750	$41,707
Accrued interest receivable, net of reserves	644	269
Unamortized discount	(63)	-

	$30,331	$41,976

Commercial Mortgage Residual Interests.

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of December 31, 2010. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2010	2009

Discount rate	25%	25%
Average life equivalent CPR speeds range	4.35% to 20.37% CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.1% - 15.0% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2010	2009	2008

Unrealized gains	$1,273	$-	$2,009
Unrealized losses	-	1,640	-
Other than temporary valuation impairment	3,995	498	758

Business Combination.

In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000. In connection with the review of goodwill for impairment, NNN recognized a noncash impairment charge of $1,900,000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2010, NNN had no outstanding derivatives.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2010 and 2009. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2010. The variable interest rates shown represent weighted average rate for the Credit Facility for the year ended December 31, 2010. The table incorporates only those debt obligations that existed as of December 31, 2010, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2010.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt(1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2011	$ -	-	$ 1,098	7.20%	$ 136,857	5.84%
2012	161,000	3.80%	19,290	6.92%	49,945	7.83%
2013	-	-	863	7.35%	212,677	7.19%
2014	-	-	881	7.27%	149,817	5.91%
2015	-	-	917	7.22%	149,777	6.19%
Thereafter	-	-	1,220	7.47%	249,343	6.92%

Total	$ 161,000	3.80%	$ 24,269	7.00%	$ 948,416	6.60%

Fair Value:
December 31, 2010	$ 161,000		$ 24,269		$1,044,621

December 31, 2009	$ -		$ 25,290		$ 987,275

(1) Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $15,915,000 and $20,153,000 as of December 31, 2010 and 2009, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries

We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Property Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Miami, Florida

February 24, 2011

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

ASSETS	December 31, 2010	December 31, 2009

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,519,950	$2,328,576
Accounted for using the direct financing method	29,773	31,317
Real estate, Inventory Portfolio, held for sale	32,076	72,423
Investment in unconsolidated affiliate	4,515	4,703
Mortgages, notes and accrued interest receivable, net of allowance	30,331	41,976
Commercial mortgage residual interests	15,915	20,153
Cash and cash equivalents	2,048	15,225
Receivables, net of allowance of $1,750 and $583, respectively	3,403	1,946
Accrued rental income, net of allowance of $3,609 and $2,875, respectively	25,535	25,745
Debt costs, net of accumulated amortization of $11,198 and $6,870, respectively	9,366	13,884
Other assets	40,663	35,014

Total assets	$2,713,575	$2,590,962

LIABILITIES AND EQUITY

Liabilities:
Line of credit payable	$161,000	$-
Mortgages payable	24,269	25,290
Notes payable – convertible, net of unamortized discount of $12,201 and $18,355, respectively	349,534	343,380
Notes payable, net of unamortized discount of $1,118 and $1,324, respectively	598,882	618,676
Accrued interest payable	7,342	7,471
Other liabilities	43,774	29,283

Total liabilities	1,184,801	1,024,100

Commitments and contingencies (Note 26)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 83,613,289 and 82,427,560 shares issued and outstanding, respectively	838	825
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	-	-
Capital in excess of par value	1,429,750	1,408,491
Retained earnings	3,234	62,413
Accumulated other comprehensive income	1,661	511

Total stockholders’ equity of NNN	1,527,483	1,564,240
Noncontrolling interests	1,291	2,622

Total equity	1,528,774	1,566,862

Total liabilities and equity	$2,713,575	$2,590,962

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rental income from operating leases	$211,172	$209,256	$205,334
Earned income from direct financing leases	3,001	3,070	3,103
Percentage rent	959	1,340	1,104
Real estate expense reimbursement from tenants	7,438	8,361	6,980
Interest and other income from real estate transactions	3,026	4,535	5,807
Interest income on commercial mortgage residual interests	3,460	4,252	4,636

	229,056	230,814	226,964

Disposition of real estate, Inventory Portfolio:
Gross proceeds	5,600	953	4,900
Costs	(4,959)	(916)	(4,879)

Gain	641	37	21

Retail operations:
Revenues	32,958	15,595	-
Operating expenses	(31,647)	(15,176)	-

Net	1,311	419	-

Operating expenses:
General and administrative	22,778	21,773	24,875
Real estate	13,534	13,642	10,152
Depreciation and amortization	48,328	46,539	43,668
Impairment losses and other charges	7,458	36,080	1,234
Impairment – commercial mortgage residual interests valuation adjustment	3,995	498	758
Restructuring costs	-	731	-

	96,093	119,263	80,687

Earnings from operations	134,915	112,007	146,298

Other expenses (revenues):
Interest and other income	(1,513)	(1,371)	(3,748)
Interest expense	65,179	62,151	63,964
Loss on interest rate hedge	-	-	804

	63,666	60,780	61,020

Earnings from continuing operations before income tax benefit (expense), equity in earnings of unconsolidated affiliate and gain on extinguishment of debt	71,249	51,227	85,278
Income tax benefit (expense)	(475)	1,049	7,255
Equity in earnings of unconsolidated affiliate	428	421	364
Gain on extinguishment of debt	-	3,432	4,961

Earnings from continuing operations	71,202	56,129	97,858

Earnings (loss) from discontinued operations (Note 18):
Real estate, Investment Portfolio, net of income tax expense	1,859	1,776	12,914
Real estate, Inventory Portfolio, net of income tax expense	292	(1,506)	9,199

	2,151	270	22,113

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Earnings including noncontrolling interests	$73,353	$56,399	$119,971
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(367)	(1,423)	(96)
Discontinued operations	11	(166)	(2,722)

	(356)	(1,589)	(2,818)

Net earnings attributable to NNN	72,997	54,810	117,153
Other comprehensive income (loss)	1,150	(1,903)	1,688

Total comprehensive income	$74,147	$52,907	$118,841

Net earnings attributable to NNN	$72,997	$54,810	$117,153
Series C preferred stock dividends	(6,785)	(6,785)	(6,785)

Net earnings attributable to common stockholders	$66,212	$48,025	$110,368

Net earnings per share of common stock:
Basic:
Continuing operations	$0.77	$0.60	$1.22
Discontinued operations	0.03	-	0.26

Net earnings	$0.80	$0.60	$1.48

Diluted:
Continuing operations	$0.77	$0.60	$1.22
Discontinued operations	0.03	-	0.26

Net earnings	$0.80	$0.60	$1.48

Weighted average number of common shares outstanding:
Basic	82,715,645	79,846,258	74,249,137

Diluted	82,849,362	79,953,499	74,344,231

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except per share data)

	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2007	$92,000	$725	$1,189,564	$134,383	$975	$1,417,647	$2,956	$1,420,603

Net earnings	-	-	-	117,153	-	117,153	2,818	119,971
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	(6,785)	-	(6,785)	-	(6,785)
$1.48 per share of common stock	-	4	8,472	(110,107)	-	(101,631)	-	(101,631)
Issuance of common stock:
3,523,285 shares	-	35	80,633	-	-	80,668	-	80,668
1,753,201 shares – discounted stock purchase program	-	18	38,878	-	-	38,896	-	38,896
Issuance of 217,397 shares of restricted common stock	-	2	(2)	-	-	-	-	-
Stock issuance costs	-	-	(3,582)	-	-	(3,582)	-	(3,582)
Equity component of convertible debt	-	-	20,467	-	-	20,467	-	20,467
Amortization of deferred compensation	-	-	2,588	-	-	2,588	-	2,588
Interest rate hedge termination	-	-	-	-	(162)	(162)	-	(162)
Amortization of interest rate hedges	-	-	-	-	(109)	(109)	-	(109)
Unrealized gain – commercial mortgage residual interests	-	-	-	-	1,760	1,760	249	2,009
Stock value adjustment	-	-	-	-	(50)	(50)	-	(50)
Contributions from noncontrolling interests	-	-	-	-	-	-	41	41
Distributions to noncontrolling interests	-	-	-	-		-	(5,483)	(5,483)
Other	-	-	-	-	-	-	1,505	1,505

Balances at December 31, 2008	$92,000	$784	$1,337,018	$134,644	$2,414	$1,566,860	$2,086	$1,568,946

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except per share data)

	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2008	$92,000	$784	$1,337,018	$134,644	$2,414	$1,566,860	$2,086	$1,568,946

Net earnings	-	-	-	54,810	-	54,810	1,589	56,399
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	(6,785)	-	(6,785)	-	(6,785)
$1.50 per share of common stock	-	1	1,797	(120,256)	-	(118,458)	-	(118,458)
Issuance of common stock:
99,738 shares	-	1	1,435	-	-	1,436	-	1,436
3,664,182 shares – discounted stock purchase program	-	36	65,519	-	-	65,555	-	65,555
Issuance of 262,546 shares of restricted common stock	-	3	(3)	-	-	-	-	-
Stock issuance costs	-	-	(113)	-	-	(113)	-	(113)
Equity component of extinguishment of convertible debt	-	-	(795)	-	-	(795)	-	(795)
Amortization of deferred compensation	-	-	3,443	-	-	3,443	-	3,443
Amortization of interest rate hedges	-	-	-	-	(159)	(159)	-	(159)
Unrealized loss – commercial mortgage residual interests	-	-	-	-	(1,744)	(1,744)	104	(1,640)
Contributions from noncontrolling interests	-	-	-	-	-	-	152	152
Distributions to noncontrolling interests	-	-	-	-	-	-	(552)	(552)
Other	-	-	190	-	-	190	(757)	(567)

Balances at December 31, 2009	$92,000	$825	$1,408,491	$62,413	$511	$1,564,240	$2,622	$1,566,862

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY – CONTINUED

Years Ended December 31, 2010, 2009 and 2008

(dollars in thousands, except per share data)

	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balances at December 31, 2009	$92,000	$825	$1,408,491	$62,413	$511	$1,564,240	$2,622	$1,566,862

Net earnings	-	-	-	72,997	-	72,997	356	73,353
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	-	-	-	(6,785)	-	(6,785)	-	(6,785)
$1.51 per share of common stock	-	3	7,350	(125,391)	-	(118,038)	-	(118,038)
Issuance of common stock:					-
39,872 shares	-	1	697	-	-	698	-	698
491,705 shares – discounted stock purchase program	-	5	10,272	-	-	10,277	-	10,277
Issuance of 377,164 shares of restricted common stock	-	4	(4)	-	-	-	-	-
Stock issuance costs	-	-	(1)	-	-	(1)	-	(1)
Performance incentive plan	-	-	(1,634)	-	-	(1,634)	-	(1,634)
Amortization of deferred compensation	-	-	5,119	-	-	5,119	-	5,119
Amortization of interest rate hedges	-	-	-	-	(165)	(165)	-	(165)
Unrealized gain – commercial mortgage residual interests	-	-	-	-	1,272	1,272	(26)	1,246
Contributions from noncontrolling interests	-	-	-	-	-	-	43	43
Distributions to noncontrolling interests	-	-	-	-	-	-	(861)	(861)
Purchase of noncontrolling interest	-	-	(404)	-	-	(404)	(1,199)	(1,603)
Other	-	-	(136)	-	43	(93)	356	263

Balances at December 31, 2010	$92,000	$838	$1,429,750	$3,234	$1,661	$1,527,483	$1,291	$1,528,774

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Earnings including noncontrolling interests	$73,353	$56,399	$119,971
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	5,756	4,172	3,299
Stock options expense – tax effect	122	190	-
Depreciation and amortization	49,084	48,485	45,347
Impairment losses and other charges	7,458	41,710	5,660
Impairment – commercial mortgage residual interests valuation	3,995	498	758
Amortization of notes payable discount	6,360	6,006	5,670
Amortization of deferred interest rate hedges	(166)	(159)	(162)
Equity in earnings of unconsolidated affiliates	(428)	(421)	(364)
Distributions received from unconsolidated affiliates	578	607	439
Gain on disposition of real estate, Investment Portfolio	(1,134)	(2,392)	(9,980)
Gain on extinguishment of debt	-	(3,432)	(4,961)
Gain on disposition of real estate, Inventory Portfolio	(941)	(595)	(12,665)
Deferred income taxes	(2,544)	(16,649)	(5,593)
Income tax valuation allowance	3,121	14,900	-
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(478)	(2,457)	(33,745)
Proceeds from disposition of real estate, Inventory Portfolio	42,817	6,276	128,785
Decrease in real estate leased to others using the direct financing method	1,544	1,378	1,195
Decrease (increase) in work in process	(755)	(786)	47
Increase in mortgages, notes and accrued interest receivable	(467)	(10)	(217)
Decrease (increase) in receivables	(219)	941	243
Decrease (increase) in commercial mortgage residual interests	1,516	(291)	-
Decrease (increase) in accrued rental income	124	(2,061)	(978)
Decrease (increase) in other assets	(53)	(172)	951
Decrease in accrued interest payable	(129)	(137)	(3,635)
Decrease in other liabilities	(431)	(2,930)	(1,463)
Increase (decrease) in current tax liability	(169)	432	(1,143)

Net cash provided by operating activities	187,914	149,502	237,459

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	10,312	14,588	60,027
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(230,928)	(44,433)	(352,618)
Investment in unconsolidated affiliate	-	-	(901)
Increase in mortgages and notes receivable	(8,564)	(959)	(29,934)
Principal payments on mortgages and notes receivable	13,818	4,009	64,589
Cash received from commercial mortgage residual interests	-	-	3,591
Payment of lease costs	(1,324)	(451)	(922)
Other	(3,574)	(817)	(136)

Net cash used in investing activities	(220,260)	(28,063)	(256,304)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from financing activities:
Proceeds from line of credit payable	$278,900	$132,400	$516,000
Repayment of line of credit payable	(117,900)	(158,900)	(619,300)
Repayment of mortgages payable	(6,453)	(1,000)	(1,190)
Proceeds from notes payable – convertible	-	-	234,035
Repurchase of notes payable – convertible – debt component	-	(14,785)	(18,420)
Repurchase of notes payable – convertible – equity component	-	(795)	(768)
Repayment of notes payable – secured	-	-	(12,000)
Repayment of notes payable	(20,000)	-	(100,000)
Payment of debt costs	(75)	(6,275)	(5,813)
Proceeds from issuance of common stock	17,692	68,060	127,328
Payment of Series C preferred stock dividends	(6,785)	(6,785)	(6,785)
Payment of common stock dividends	(125,391)	(120,256)	(110,107)
Noncontrolling interest distributions	(861)	(552)	(5,483)
Noncontrolling interest contributions	43	152	41
Stock issuance costs	(1)	(104)	(3,566)

Net cash provided by (used in) financing activities	19,169	(108,840)	(6,028)

Net increase (decrease) in cash and cash equivalents	(13,177)	12,599	(24,873)
Cash and cash equivalents at beginning of year	15,225	2,626	27,499

Cash and cash equivalents at end of year	$2,048	$15,225	$2,626

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$62,386	$61,475	$69,395

Taxes paid (received)	$472	$(63)	$3,441

Supplemental disclosure of noncash investing and financing activities:
Issued 392,474, 262,546 and 225,517 shares of restricted and unrestricted common stock in 2010, 2009 and 2008, respectively, pursuant to NNN’s performance incentive plan	$6,889	$4,290	$3,796

Issued 10,092, 6,594 and 12,766 shares of common stock in 2010, 2009 and 2008, respectively, to directors pursuant to NNN’s performance incentive plan	$236	$118	$262

Issued 25,066, 41,604 and 26,879 shares of common stock in 2010, 2009 and 2008, respectively, pursuant to NNN’s Deferred Director Fee Plan	$401	$611	$449

Surrender of 2,520 shares of restricted common stock in 2008	$-	$-	$58

Change in other comprehensive income	$1,150	$(1,903)	$1,439

Change in lease classification (direct financing lease to operating lease)	$-	$-	$300

Transfer of real estate from Inventory Portfolio to Investment Portfolio	$-	$16,058	$29,948

Note and mortgage receivable accepted in connection with real estate transactions	$5,950	$1,550	$24,245

Mortgages payable assumed in connection with real estate transactions	$5,432	$-	$-

Real estate acquired in connection with mortgage receivable foreclosure	$6,250	$4,240	$2,497

Assets received in note receivable foreclosure	$-	$5,527	$-

Note receivable foreclosures	$-	$(17,013)	$-

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2010, 2009 and 2008

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

December 31, 2010
Investment Portfolio:
Total properties (including retail operations)	1,195
Gross leasable area (square feet)	12,972,000
States	46

The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). As of December 31, 2010, NNN owned 17 Inventory Properties.

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

The TRS develops real estate through various joint venture development affiliate agreements. NNN consolidates the joint venture development entities listed in the table below based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a noncontrolling interest for its other partners’ ownership percentage. The following table summarizes each of the investments as of December 31, 2010:

Date of Agreement	Entity Name	TRS’ Ownership %
November 2002	WG Grand Prairie TX, LLC	60%
February 2003	Gator Pearson, LLC	50%
February 2006	CNLRS BEP, L.P.	50%
September 2006	NNN Harrison Crossing, L.P.	50%

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

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is provided to management by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases unless the Company believes that it is likely that the tenant would renew the option whereby the Company would amortize the value attributable to the renewal over the renewal period. The capitalized below-market lease values are amortized as an increase to rental income over the initial term.

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

Impairment – Real Estate – Based upon events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market condition and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

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

Commercial Mortgage Residual Interests, at Fair Value – Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. The commercial mortgage residual interests were acquired in connection with the acquisition of Orange Avenue Mortgage Investments, Inc. (“OAMI”). NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value.

In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, for $1,603,000, pursuant to which OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation.

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

Goodwill – Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the assets acquired and the liabilities assumed. In accordance with the FASB guidance included in Goodwill, NNN performs impairment testing on goodwill by comparing fair value to carrying amount annually.

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

	2010	2009	2008

Basic and Diluted Earnings:
Net earnings attributable to NNN	$72,997	$54,810	$117,153
Less: Series C preferred stock dividends	(6,785)	(6,785)	(6,785)

Net earnings available to NNN’s common stockholders	66,212	48,025	110,368
Less: Earnings attributable to unvested restricted shares	(299)	(290)	(485)

Net earnings used in basic earnings per share	65,913	47,735	109,883
Reallocated undistributed income (loss)	-	(1)	-

Net earnings used in diluted earnings per share	$65,913	$47,734	$109,883

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	83,320,921	80,486,215	74,732,844
Less: Unvested restricted stock	(605,276)	(639,957)	(483,707)

Weighted average number of shares outstanding used in basic earnings per share	82,715,645	79,846,258	74,249,137
Effects of dilutive securities:
Common stock options	3,814	9,037	35,900
Directors’ deferred fee plan	129,903	98,204	59,194

Weighted average number of shares outstanding used in diluted earnings per share	82,849,362	79,953,499	74,344,231

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

Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2010, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.

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

New Accounting Pronouncements – In June 2009, FASB issued revised guidance on the accounting for variable interest entities. The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity with an approach that is primarily qualitative. The new guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of the variable interest entity as well as additional disclosures. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.

The adoption of the standard did not have a significant impact on NNN’s financial position or results of operations.

In January 2010, the FASB issued Fair Value Measurements and Disclosures, Improving Disclosures about Fair Value Measurements. This update requires new disclosures for transfers in and out of Level 1 and 2, as well as disclosure about the valuation techniques and inputs used to measure fair value for Level 1 and 2. In addition, activity in Level 3 should present separately information about purchases, sales, issuances and settlements on a gross basis (rather than as one net number). A reporting entity should provide fair value measurements disclosures for each class of assets and liabilities. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the standard did not have a significant impact on NNN’s financial position or results of operations.

In February 2010, the FASB issued Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements. An entity that files Exchange Act reports with the Securities and Exchange Commission (“Commission”) is required to evaluate subsequent events through the date that the financial statements are issued. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and requirements of the Commission. The scope of the reissuance disclosure requirements is refined to include revised financial statements only. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of accounting principles generally accepted in the United States of America. All of the amendments in this are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of the standard did not have an impact on NNN’s financial position or results of operations.

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

Note 2 – Real Estate – Investment Portfolio:

Leases – The following outlines key information for NNN’s Investment Property leases at December 31, 2010:

Lease classification:
Operating	1,159
Direct financing	16
Building portion – direct financing / land portion – operating	7
Weighted average remaining lease term	12 Years

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

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2010	2009
Land and improvements	$1,122,243	$1,054,889
Buildings and improvements	1,592,752	1,450,348
Leasehold interests	1,290	1,290

	2,716,285	2,506,527
Less accumulated depreciation and amortization	(222,921)	(183,948)

	2,493,364	2,322,579
Work in progress	26,586	5,997

	$2,519,950	$2,328,576

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2010, 2009 and 2008, NNN recognized collectively in continuing and discontinued operations, $(93,000), $2,102,000 and $1,020,000, respectively, of such income, net of reserves. At December 31, 2010 and 2009, the balance of accrued rental income, net of allowances of $3,609,000 and $2,875,000, respectively, was $25,535,000 and $25,745,000, respectively.

As of December 31, 2010, in connection with the development of Investment Properties, NNN has the following funding commitments (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	28	$68,746	$50,196	$18,550

(1) Includes land and construction costs.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2010 (dollars in thousands):

2011	$225,328
2012	222,547
2013	214,526
2014	204,970
2015	196,748
Thereafter	1,641,387

$2,705,506

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

Investment Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2010	2009
Minimum lease payments to be received	$37,699	$42,244
Estimated unguaranteed residual values	12,297	12,297
Less unearned income	(20,223)	(23,224)

Net investment in direct financing leases	$29,773	$31,317

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2010 (dollars in thousands):

2011	$4,531
2012	4,558
2013	4,508
2014	3,750
2015	3,457
Thereafter	16,895

$37,699

The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate – Investment Portfolio – Accounted for Using the Operating Method).

Note 3 – Real Estate – Inventory Portfolio:

As of December 31, 2010, the TRS owned 17 Inventory Properties: 10 completed inventory and seven land parcels. As of December 31, 2009, the TRS owned 19 Inventory Properties: 13 completed inventory and six land parcels. The real estate Inventory Portfolio consisted of the following at December 31 (dollars in thousands):

	2010	2009
Inventory:
Land	$19,734	$37,088
Building	18,487	47,684

	38,221	84,772
Less impairment	(6,145)	(12,349)

	$32,076	$72,423

The following table summarizes the number of Inventory Properties sold and the corresponding gain recognized on the disposition of Inventory Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2010		2009		2008
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	2	$641	2	$37	1	$21
Noncontrolling interest		(320)		(14)		(10)

Total continuing operations attributable to NNN		321		23		11

Discontinued operations	2	300	2	558	24	12,644
Noncontrolling interest		(43)		-		(3,297)

Total discontinued operations attributable to NNN		257		558		9,347

	4	$578	4	$581	25	$9,358

Note 4 – Impairments – Real Estate:

Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company’s review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments for the years ended December 31 (dollars in thousands):

	2010	2009	2008
Continuing operations	$-	$28,884	$1,234
Discontinued operations	-	5,630	4,426

	$-	$34,514	$5,660

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

Note 5 – Business Combinations:

In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of the auto service business which was operated on 12 Investment Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000. In connection with the annual review of goodwill for impairment, NNN recognized a noncash impairment charge of $1,900,000 included in Impairment losses and other charges in the Consolidated Statement of Earnings during the year ended December 31, 2010.

Note 6 – Mortgages, Notes and Accrued Interest Receivable:

Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2010	2009

Mortgages and notes receivable	$29,750	$41,707
Accrued interest receivables, net of reserves	644	269
Unamortized discount	(63)	-

	$30,331	$41,976

In connection with the evaluation of the collectibility of its mortgages and notes receivable, during the year ended December 31, 2010, NNN recorded a valuation reserve of $5,625,000.

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

(1) NNN owned these investment interests prior to its acquisition of the equity interest in OAMI. (2) Effective July 1, 2010, NNN owns 100 percent of OAMI’s investment interest.

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, the independent valuation adjusted several valuation assumptions related to prepayment speeds and default curves during 2010.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2010	2009	2008
Unrealized gains	$1,272	$-	$2,009
Unrealized losses	-	1,640	-
Other than temporary valuation impairment	3,995	498	758

The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2010	2009
Discount rate	25%	25%
Average life equivalent CPR speeds range	4.35% to 20.37% CPR	14.5% to 20.7% CPR
Foreclosures:
Frequency curve default model	0.1% - 15.0% range	6% average rate
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2010 (dollars in thousands):

Residuals
Carrying amount of retained interests	$15,915

Discount rate assumption:
Fair value at 27% discount rate	$15,261
Fair value at 30% discount rate	$14,357

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$15,910
Fair value of 2% increases above the CPR Index	$15,909

Expected credit losses:
Fair value 2% adverse change	$15,658
Fair value 3% adverse change	$15,503

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$16,262
Fair value of Prime/LIBOR spread contracting 50 basis points	$16,623

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

Note 8 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility had a weighted average outstanding balance of $17,861,000 and a weighted average interest rate of 3.8% during the year ended December 31, 2010. In November 2009, NNN entered into a credit agreement for a new $400,000,000 revolving credit facility, replacing the existing revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility matures November 2012, with an option to extend maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $500,000,000. As of December 31, 2010, $161,000,000 was outstanding, and $239,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $647,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) maximum leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2010, NNN was in compliance with those covenants.

Note 9 – Mortgages Payable:

The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity (3)	Carrying Value of Encumbered Asset(s) (1)	Outstanding Principal Balance at December
					31, 2010	2009
December 2001 (2)	$623	9.00%	April 2014	$734	$215	$267
December 2001 (2)	698	9.00%	April 2019	1,186	364	392
December 2001 (2)	485	9.00%	April 2019	1,152	187	201
June 2002	21,000	6.90%	July 2012	24,051	18,841	19,170
February 2004 (2)	6,952	6.90%	January 2017	11,522	4,038	4,554
March 2005 (2)	1,015	8.14%	September 2016	1,322	624	706

				$39,967	$24,269	$$25,290

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2010.
(2)

Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2010 (dollars in thousands):

2011	$1,098
2012	19,290
2013	863
2014	881
2015	917
Thereafter	1,220

$24,269

Note 10 – Notes Payable – Convertible:

Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,457	(7)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028

Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)

Outstanding principal balance at December 31, 2010	$138,700		$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.
(2)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.
(4)	The conversion rate per $1 principal amount was 41.9803 shares of NNN’s common stock, which is equivalent to a conversion price of $23.8207 per share of common stock.
(5)	The conversion rate per $1 principal amount was 39.3620 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4052 per share of common stock.
(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.
(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.
(8)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

The carrying amounts of the Company’s debt and equity balances are summarized in the table below as of December 31 (dollars in thousands):

	2010	2009
Carrying value of equity component	$(33,873)	$(33,873)
Principal amount of convertible debt	361,735	361,735
Remaining unamortized debt discount	(12,201)	(18,355)

Net carrying value of convertible debt	$315,661	$309,507

As of December 31, 2010, the remaining amortization periods for the debt discount were approximately nine months and 18 months for the 2026 Notes and the 2028 Notes, respectively.

The adjusted effective interest rates for the liability components of the 2026 Notes and the 2028 Notes were 5.840% and 7.192%, respectively. The Company recorded noncash interest charges of $6,154,000, $5,809,000 and $5,481,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded contractual interest expense of $16,909,000,

$17,046,000 and $16,548,000 for the years ended December 31, 2010, 2009 and 2008, respectively, relating to the 2026 Notes and 2028 Notes.

The if-converted values which exceed the principal amount as of December 31, 2010, are $15,601,000 and $9,611,000 for the 2026 Notes and the 2028 Notes, respectively. As of December 31, 2009, the if-converted amount did not exceed the value of the principal amount.

Note 11 – Notes Payable:

Each of NNN’s outstanding series of non-convertible notes are summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date

2012(1)	June 2002	$50,000	$287	$49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.
(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.
(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.
(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).
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

In connection with the debt offerings, NNN incurred debt issuance costs totaling $5,226,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.

In September 2010, NNN repaid the $20,000,000 8.5% notes payable that were due in September 2010.

In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2010, NNN was in compliance with those covenants.

Note 12 – Preferred Stock:

7.375% Series C Cumulative Redeemable Preferred Stock. In October 2006, NNN filed a prospectus supplement to the prospectus contained in its February 2006 shelf registration statement and issued 3,680,000 depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), and received gross proceeds of $92,000,000. In connection with this offering, NNN incurred stock issuance costs of approximately $3,098,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.

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

Dividend Reinvestment and Stock Purchase Plan. In June 2009, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31:

	2010	2009	2008
Shares of common stock	793,759	3,766,452	2,146,640
Net proceeds	$17,623,000	$67,354,000	$47,372,000

Note 14 – Employee Benefit Plan:

Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN matches 60 percent of the participants’ contributions up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2010, 2009 and 2008 totaled $297,000, $302,000 and $385,000, respectively.

Note 15 – Dividends:

The following presents the characterization for tax purposes of common stock dividends paid to stockholders for the years ended December 31:

	2010	2009	2008
Ordinary dividends	$1.072446	$1.495182	$1.480000
Qualified dividends	0.081661	-	-
Capital gain	0.000861	0.003051	-
Unrecaptured Section 1250 Gain	0.000498	0.001767	-
Nontaxable distributions	0.354534	-	-

	$1.510000	$1.500000	$1.480000

During the years ended December 31, 2010, 2009 and 2008, NNN declared and paid dividends to its common shareholders of $125,391,000, $120,256,000 and $110,107,000, respectively, or $1.51, $1.50 and $1.48 per share, respectively, of common stock.

On January 14, 2011, NNN declared a dividend of $0.38 per share, which is payable February 15, 2011 to its common stockholders of record as of January 31, 2011.

The following presents the characterization for tax purposes of preferred stock dividends per share paid to stockholders for the year ended December 31:

	2010	2009	2008
Ordinary dividends	$1.703170	$1.837828	$1.843750
Qualified dividends	0.140580	-	-
Capital gain	-	0.003750	-
Unrecaptured Section 1250 Gain	-	0.002172	-

	$1.843750	$1.843750	$1.843750

NNN declared and paid dividends to its Series C Preferred stockholders of $6,785,000 or $1.84375 per depository share during each of the years ended December 31, 2010, 2009 and 2008. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.

Note 16 – Restructuring Costs:

During the year ended December 31, 2009, NNN recorded restructuring costs of $731,000, related to the reduction of its workforce in January 2009.

Note 17 – Income Taxes:

NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2010, 2009 and 2008, and the statutory rates relate to state taxes and nondeductible expenses.

For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted. In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, pursuant to which OAMI became a wholly owned subsidiary of NNN. OAMI has remaining tax liabilities relating to the built-in gain of its assets.

In June 2009, NNN incurred a new deferred income tax item as a result of NNN acquiring the operations of 12 auto service businesses. See Note 5 – Business Combinations. The new deferred tax item is goodwill. The amount of the tax deductible goodwill is approximately $11,216,000. It is amortized for tax purposes using a straight-line method, over 15 years, beginning with the month incurred.

The components of the net income tax asset consist of the following at December 31 (dollars in thousands):

	2010	2009
Temporary differences:
Built-in gain	$(4,068)	$(4,731)
Depreciation	(772)	(385)
Cost basis	256	1,796
Deferred income	230	464
Other	56	(268)
Reserves	13,160	10,892
Goodwill	3,239	2,801
Excess interest expense carryforward	5,678	5,678
Net operating loss carryforward	5,398	4,484

Net deferred income tax asset	23,177	20,731
Valuation allowance	(18,021)	(14,900)

Total deferred income tax asset	$5,156	$5,831

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2027. Based upon the level of historical taxable income, projections for future taxable income, and tax strategies available to NNN over the periods in which the deferred tax assets are deductible, management believes, with the exception of certain impairments and losses, it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2010. NNN believes it is more likely than not that the benefit from certain impairment charges and losses will not be realized. In recognition of this risk, NNN has provided a valuation allowance of $18,021,000 on the deferred tax assets relating to the impairments and losses. The income tax benefit consists of the following components for the years ended December 31 (as adjusted) (dollars in thousands):

	2010	2009	2008
Net earnings before income taxes	$74,097	$53,930	$113,859
Provision for income tax benefit (expense):
Current:
Federal	(254)	(419)	(1,936)
State and local	(48)	(79)	(364)
Deferred:
Federal	(744)	1,110	4,539
State and local	(54)	268	1,055

Total benefit (expense) for income taxes	(1,100)	880	3,294

Net earnings attributable to NNN’s stockholders	$72,997	$54,810	$117,153

In June 2006, the FASB issued additional guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements included in Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NNN, in accordance with FASB guidance included in Income Taxes, has analyzed its various federal and state filing positions. NNN believes that its income tax filing positions and deductions are well documented and supported. Additionally, NNN believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance. In addition, NNN did not record a cumulative effect adjustment related to the adoption of the FASB guidance.

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

Note 18 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of December 31, 2010, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio for each of the years ended December 31 (dollars in thousands):

	2010	2009	2008
Revenues:
Rental income from operating leases	$1,181	$4,786	$5,655
Earned income from direct financing leases	-	-	100
Percentage rent	-	-	25
Real estate expense reimbursement from tenants	48	208	208
Interest and other income from real estate transactions	21	118	429
Interest and other income from non-real estate transactions	-	5	2

	1,250	5,117	6,419

Operating expenses:
General and administrative	16	7	(71)
Real estate	309	784	374
Depreciation and amortization	186	1,438	1,454
Impairment losses and other charges	-	3,536	1,730

	511	5,765	3,487

Earnings (loss) before gain on disposition of real estate and income tax benefit (expense)	739	(648)	2,932
Gain on disposition of real estate	1,134	2,392	9,980
Income tax benefit (expense)	(14)	32	2

Earnings from discontinued operations attributable to NNN	$1,859	$1,776	$12,914

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of December 31, 2010. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio for each of the years ended December 31 (dollars in thousands):

	2010	2009	2008
Revenues:
Rental income from operating leases	$3,369	$4,975	$8,646
Percentage rent	-	-	139
Real estate expense reimbursement from tenants	1,358	1,513	867
Interest and other from real estate transactions	513	141	561

	5,240	6,629	10,213

Disposition of real estate:
Gross proceeds	37,470	5,402	151,713
Costs	(37,170)	(4,844)	(139,069)

Gain	300	558	12,644

Operating expenses:
General and administrative	71	116	22
Real estate	1,755	2,169	1,468
Depreciation and amortization	159	323	226
Impairment losses and other charges	-	2,094	2,696

	1,985	4,702	4,412

Other expenses (revenues):
Interest and other income	(3)	-	(8)
Interest expense	2,655	3,790	5,291

	2,652	3,790	5,283

Earnings (loss) before income tax expense	903	(1,305)	13,162
Income tax expense	(611)	(201)	(3,963)

Earnings (loss) from discontinued operations including noncontrolling interests	292	(1,506)	9,199
Loss (earnings) attributable to noncontrolling interests	11	(166)	(2,722)

Earnings (loss) from discontinued operations attributable to NNN	$303	$(1,672)	$6,477

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

NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps (“forward hedges”) and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges hedging the variable cash flows associated with floating rate debt involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

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

As of December 31, 2010, $715,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the year ended December 31, 2010, 2009 and 2008, NNN reclassed $165,000, $159,000 and $162,000, respectively, out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $172,000 will be reclassified as a reduction in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2010.

Note 20 – Performance Incentive Plan:

In June 2007, NNN filed a registration statement on Form S-8 with the Commission which permits the issuance of up to 5,900,000 shares of common stock pursuant to NNN’s 2007 Performance Incentive Plan (the “2007 Plan”). The 2007 Plan replaced NNN’s previous Performance Incentive Plan. The 2007 Plan allows NNN to award or grant to key employees, directors and persons performing consulting or advisory services for NNN or its affiliates, stock options, stock awards, stock appreciation rights, Phantom Stock Awards, Performance Awards and Leveraged Stock Purchase Awards, each as defined in the 2007 Plan.

The following summarizes NNN’s stock-based compensation activity for each of the years ended December 31:

	Number of Shares
	2010	2009	2008
Outstanding, January 1	12,154	77,004	118,804
Options granted	-	-	-
Options exercised	(4,654)	(51,500)	(28,000)
Options surrendered	-	(13,350)	(13,800)

Outstanding, December 31	7,500	12,154	77,004

Exercisable, December 31	7,500	12,154	77,004

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2010	2009	2008
Outstanding, January 1	$13.72	$14.00	$13.64
Granted during the year	-	-	-
Exercised during the year	13.08	13.72	11.17
Outstanding, December 31	14.11	13.72	14.00
Exercisable, December 31	14.11	13.72	14.00

The following summarizes the outstanding options and the exercisable options at December 31, 2010:

Total
Outstanding options:
Number of shares	7,500
Weighted-average exercise price	$14.11
Weighted-average remaining contractual life in years	1.8
Exercisable options:
Number of shares	7,500
Weighted-average exercise price	$14.11

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At December 31, 2010, the intrinsic value of options outstanding was $93,000. All options outstanding at December 31, 2010, were exercisable. During the years ended December 31, 2010, 2009 and 2008, NNN received proceeds totaling $61,000, $707,000 and $313,000, respectively, in connection with the exercise of options. NNN issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $43,000, $240,000 and $327,000, respectively.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers, directors and key associates of NNN. The following summarizes the activity for the year ended December 31, 2010, of such grants.

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	668,010	$16.95
Restricted shares granted	392,474	21.38
Restricted shares vested	(142,637)	19.80
Restricted shares forfeited	(15,310)	11.23

Non-vested restricted shares, December 31	902,537	$18.52

During the year ended December 31, 2010 and 2008, a total of 15,310 and 2,520, respectively, of restricted shares were forfeited. No shares were forfeited in 2009.

Compensation expense for the restricted stock which is not contingent upon NNN’s performance goals is determined based upon the fair value at the date of grant, assuming a 1.3% forfeiture rate, and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from four to seven years and generally vest yearly on a straight line basis.

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

During the year ended December 31, 2010, NNN granted 91,000 performance based shares subject to its earnings based growth after a three year period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $23.12 per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. NNN considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings based growth relative to its peers from which it determines the amounts to be recognized. Compensation expense is recognized over the requisite service period.

The following summarizes other grants made during the year ended December 31, 2010, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	10,092	$23.38
Deferred Directors’ fees	25,066	23.54

	35,158	$23.50

Shares available under the 2007 Plan for grant, end of period	4,860,190

The total compensation cost for share-based payments for the years ended December 31, 2010, 2009 and 2008, totaled $5,310,000, $4,172,000 and $3,341,000, respectively, of such compensation expense. At December 31, 2010, NNN had $9,366,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.5 years.

Note 21 – Fair Value of Financial Instruments:

NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31, 2010 and 2009, approximate fair value based upon current market prices of similar issues. At December 31, 2010 and 2009, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,044,621,000 and $987,275,000, respectively, based upon the quoted market price.

Note 22 – Quarterly Financial Data (unaudited):

The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$56,626	$56,496	$56,656	$59,440
Reclassified to discontinued operations	(101)	(54)	(7)	-

Adjusted revenue	$56,525	$56,442	$56,649	$59,440

Net earnings attributable to NNN’s stockholders	$16,365	$21,207	$21,210	$14,215

Net earnings per share (1):
Basic	$0.18	$0.23	$0.23	$0.15
Diluted	0.18	0.23	0.23	0.15

2009
Revenues as originally reported	$57,963	$58,681	$57,035	$57,750
Reclassified to discontinued operations	114	(546)	59	(242)

Adjusted revenue	$58,077	$58,135	$57,094	$57,508

Net earnings (loss) attributable to NNN’s stockholders	$26,804	$18,090	$22,443	$(12,527)

Net earnings (loss) per share (1):
Basic	$0.32	$0.21	$0.26	$(0.18)
Diluted	0.32	0.20	0.26	(0.17)

(1) Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 23 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals for the years ended December 31, 2010, 2009 and 2008 (as adjusted) (dollars in thousands):

2010	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$223,870	$(40)	$-	$223,830
Intersegment revenues	671	534	(1,205)	-
Interest revenue	3,231	48	-	3,279
Interest revenue on Residuals	3,460	-	-	3,460
Gain on the disposition of real estate, Inventory Portfolio	-	426	215	641
Retail operations, net	1,311	-	-	1,311
Interest expense	67,834	(1,450)	(1,205)	65,179
Depreciation and amortization	48,320	8	-	48,328
Operating expenses	31,983	4,329	-	36,312
Impairment losses and other charges	7,458	260	(260)	7,458
Impairment – commercial mortgage residual interests valuation adjustment	3,995	-	-	3,995
Equity in earnings of unconsolidated affiliate	(372)	-	800	428
Income tax benefit (expense)	(1,434)	959	-	(475)

Earnings (loss) from continuing operations	71,147	(1,220)	1,275	71,202
Earnings from discontinued operations, net of income tax expense	1,859	292	-	2,151

Earnings (loss) including noncontrolling interests	73,006	(928)	1,275	73,353
Earnings attributable to noncontrolling interests from continuing operations	(9)	(358)	-	(367)
Earnings attributable to noncontrolling interests from discontinued operations	-	11	-	11

Net earnings (loss) attributable to NNN	$72,997	$(1,275)	$1,275	$72,997

Assets	$2,846,036	$38,997	$(171,458)	$2,713,575

Additions to long-lived assets:
Real estate	$230,928	$478	$-	$231,406

2009	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$223,262	$194	$-	$223,456
Intersegment revenues	3,035	1,042	(4,077)	-
Interest revenue	4,447	30	-	4,477
Interest revenue Residuals	4,252	-	-	4,252
Gain on the disposition of real estate, Inventory Portfolio	-	5	32	37
Retail operations, net	419	-	-	419
Interest expense	66,018	188	(4,055)	62,151
Depreciation and amortization	46,529	10	-	46,539
Operating expenses	30,335	5,080	-	35,415
Impairment losses and other charges	29,367	6,713	-	36,080
Impairments – commercial mortgage residual interests valuation adjustment	498	-	-	498
Restructuring costs	731	-	-	731
Equity in earnings of unconsolidated affiliates	(12,280)	-	12,701	421
Gain on extinguishment of debt	3,432	-	-	3,432
Income tax benefit	462	587	-	1,049

Earnings (loss) from continuing operations	53,551	(10,133)	12,711	56,129
Earnings (loss) from discontinued operations, net of income tax expense	1,776	(1,506)	-	270

Earnings (loss) including noncontrolling interests	55,327	(11,639)	12,711	56,399
Loss (earnings) attributable to noncontrolling interests from continuing operations	(517)	(906)	-	(1,423)
Earnings attributable to noncontrolling interests from discontinued operations	-	(166)	-	(166)

Net earnings (loss) attributable to NNN	$54,810	$(12,711)	$12,711	$54,810

Assets	$2,588,408	$237,715	$(235,161)	$2,590,962

Additions to long-lived assets:
Real estate	$44,433	$2,457	$-	$46,890

2008	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	$217,682	$204	$-	$217,886
Intersegment revenues	12,727	606	(13,333)	-
Interest revenue	8,190	-	-	8,190
Interest revenue on Residuals	4,636	-	-	4,636
Gain on the disposition of real estate, Inventory Portfolio	-	(308)	329	21
Interest expense	69,763	7,442	(13,241)	63,964
Depreciation and amortization	43,626	42	-	43,668
Operating expenses	25,489	9,538	-	35,027
Impairment losses and other charges	1,234	-	-	1,234
Impairments – commercial mortgage residual interests valuation adjustment	758	-	-	758
Equity in earnings of unconsolidated affiliates	(2,785)	-	3,149	364
Loss on derivative instrument	(804)	-	-	(804)
Gain on extinguishment of debt	4,961	-	-	4,961
Income tax benefit	1,329	5,926	-	7,255

Earnings (loss) from continuing operations	105,066	(10,594)	3,386	97,858
Earnings from discontinued operations, net of income tax expense	12,914	9,199	-	22,113

Earnings including noncontrolling interests	117,980	(1,395)	3,386	119,971
Loss (earnings) attributable to noncontrolling interests from continuing operations	(827)	731	-	(96)
Earnings attributable to noncontrolling interests from discontinued operations	-	(2,722)	-	(2,722)

Net earnings (loss) attributable to NNN	$117,153	$(3,386)	$3,386	$117,153

Assets	$2,650,040	$128,916	$(129,485)	$2,649,471

Additions to long-lived assets:
Real estate	$352,618	$33,745	$-	$386,363

Note 24 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the year ended December 31, 2010 (dollars in thousands):

Balance at beginning of period	$20,153
Total gains (losses) – realized/unrealized:
Included in earnings	(3,995)
Included in other comprehensive income	1,272
Interest income on Residuals	3,460
Cash received from Residuals	(4,975)
Purchases, sales, issuances and settlements, net	-
Transfers in and/or out of Level 3	-

Balance at end of period	$15,915

Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(133)

Note 25 – Major Tenants:

As of December 31, 2010, NNN did not have any tenant that accounted for ten percent or more of its rental and earned income.

Note 26 – Commitments and Contingencies:

As of December 31, 2010, NNN had letters of credit totaling $647,000 outstanding under its Credit Facility.

In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Note 27 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after December 31, 2010, the date of the consolidated balance sheet. There were no subsequent events or transactions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.

NNN carried out an assessment as of December 31, 2010, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.

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

Assessment of Effectiveness of Disclosure Controls and Procedures.

Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, NNN’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, NNN’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2010, there were no changes in NNN’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.

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

(3)	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.6	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.8	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.9	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.10	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.11	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.12	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.13	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.14	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2010, and incorporated herein by reference).

10.10	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Craig Macnab (filed herewith).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed herewith).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed herewith).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed herewith).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 24, 2011 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2010, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2011.

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

Signature	Title	Date

/s/ Craig Macnab Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2011

/s/ Ted B. Lanier Ted B. Lanier	Lead Director	February 24, 2011

/s/ Don DeFosset Don DeFosset	Director	February 24, 2011

/s/ David M. Fick David M. Fick	Director	February 24, 2011

/s/ Dennis E. Gershenson Dennis E. Gershenson	Director	February 24, 2011

/s/ Richard B. Jennings Richard B. Jennings	Director	February 24, 2011

/s/ Robert C. Legler Robert C. Legler	Director	February 24, 2011

/s/ Robert Martinez Robert Martinez	Director	February 24, 2011

/s/ Kevin B. Habicht Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 24, 2011

Exhibit Index

3.	Articles of Incorporation and Bylaws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 3 dated September 20, 2000, by and among Registrant and First Union National Bank, Trustee, relating to $20,000,000 of 8.5% Notes due 2010 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

4.4	Form of 8.5% Notes due 2010 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 20, 2000, and incorporated herein by reference).

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

4.15	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.16	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.17	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.18	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.9	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 5, 2010, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed herewith).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed herewith).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed herewith).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed herewith).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

23.1	Ernst & Young LLP dated February 24, 2011 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2010, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2010

(Dollars in thousands)

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
			Building,				Building,			Accumulated						Amortization in
			Improvements &				Improvements &			Depreciation						Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed

Real Estate Held for Investment the Company has Invested in Under Operating Leases:

7-Eleven:
Land O’ Lakes, FL	—	1,077	817	—	—	1,077	817		1,894	244		1999		10/98	(g)	40 years
Tampa, FL	—	1,081	917	—	—	1,070	917		1,987	270		1999		12/98	(g)	40 years

A.C. Moore Arts & Crafts, Inc.:
Dover, NJ	—	1,138	3,238	—	—	1,138	3,238		4,376	982		1995		11/98		40 years

Academy:
Beaumont, TX	—	1,424	2,449	—	—	1,424	2,449		3,873	722		1992		03/99		40 years
Houston, TX	—	2,311	1,628	—	—	2,311	1,628		3,939	480		1976		03/99		40 years
Pasadena, TX	—	900	2,181	—	—	900	2,181		3,081	643		1994		03/99		40 years
Franklin, TN	—	1,807	2,108	—	—	1,807	2,108		3,915	389		1999		06/05		30 years

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329		1,627	335		1997		11/98		37 years

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035		1,902	143		2005		12/04	(g)	40 years

All Star Sports:
Wichita, KS	—	3,275	1,631	—	—	3,275	1,631		4,906	148		1988		05/07		40 years
Wichita, KS	—	1,551	965	—	—	1,551	965		2,516	87		1987		05/07		40 years

Amazing Jake’s:
Plano, TX	—	5,705	17,049	—	—	5,705	17,049		22,754	1,198		1982		07/08		35 years

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000		6,338	527		1987		09/07		25 years
Brighton, CO	—	1,070	5,491	—	—	1,070	5,491		6,561	452		2005		09/07		40 years
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002		7,907	412		2005		09/07		40 years
Evansville, IN	—	1,300	4,269	—	—	1,300	4,269		5,569	401		1999		09/07		35 years
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441		3,646	201		2003		09/07		40 years
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770		11,788	722		2005		09/07		40 years
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422		10,418	693		2005		09/07		40 years
Muncie, IN	—	1,243	5,512	—	—	1,243	5,512		6,755	454		2005		09/07		40 years
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624		17,765	957		2006		09/07		40 years
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980		17,758	904		2004		09/07		40 years
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955		18,212	810		2007		01/08		40 years
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932		5,365	332		1997		01/08		35 years
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366		10,429	707		1999		01/08		35 years
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850		4,147	241		1982		01/08		35 years
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225		20,844	1,403		1996		01/08		30 years

American Payday Loans:
Des Moines, IA	—	108	379	—	—	108	379		487	53		1979		06/05		40 years

AmerUs Group Warehouse:
Des Moines, IA	—	28	85	—	—	28	85		113	47		1949		06/05		10 years

Amoco:
Miami, FL	—	969	—	—	—	969	(i	)	969	(i	)	(i	)	05/03		(i	)
Sunrise, FL	—	949	—	—	—	949	(i	)	949	(i	)	(i	)	06/03		(i	)

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352		1,512	46		1981		10/05		40 years
Orlando, FL	—	764	—	866	—	764	866		1,630	100		2006		12/05		40 years
Orlando, FL	—	664	1,011	—	—	664	1,011		1,675	106		2006		12/05		40 years
Orlando, FL	—	358	—	922	—	358	922		1,280	103		2006		02/06	(g)	40 years
Orlando, FL	—	546	—	938	—	546	938		1,484	103		2006		02/06	(g)	40 years
Clearwater, FL	—	456	332	—	—	456	332		788	36		1967		09/06	(g)	40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
			Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)									Life on Which Depreciation &
				Building,				Building,			Accumulated					Amortization in
				Improvements &				Improvements &			Depreciation					Latest Income
	Encumbrances		Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction	Date Acquired		Statement is Computed

Anna’s Linens:
Harlingen, TX	—		317	756	—	—	317	756		1,073	212		1999	11/98	(f)	40 years

Applebee’s:
Ballwin, MO	—		1,496	1,404	—	—	1,496	1,404		2,900	317		1995	12/01		40 years
Cincinnati, OH	—		312	898	—	—	312	898		1,210	11		2002	08/10		30 years
Crestview Hills, KY	—		1,069	1,367	—	—	1,069	1,367		2,436	21		1993	08/10		25 years
Danville, KY	—		641	1,645	—	—	641	1,645		2,286	21		2003	08/10		30 years
Florence, KY	—		1,075	1,488	—	—	1,075	1,488		2,563	22		1988	08/10		25 years
Frankfort, KY	—		862	1,610	—	—	862	1,610		2,472	20		1993	08/10		30 years
Georgetown, KY	—		809	1,437	—	—	809	1,437		2,246	18		2001	08/10		30 years
Hilliard, OH	—		808	1,846	—	—	808	1,846		2,654	23		1998	08/10		30 years
Mason, OH	—		545	941	—	—	545	941		1,486	12		1997	08/10		30 years
Maysville, KY	—		513	1,387	—	—	513	1,387		1,900	15		2005	08/10		35 years
Nicholasville, KY	—		454	1,077	—	—	454	1,077		1,531	13		2000	08/10		30 years
Troy, OH	—		645	862	—	—	645	862		1,507	13		1996	08/10		25 years
Grove City, OH	—		511	1,415	—	—	511	1,415		1,926	10		1990	10/10		30 years
Kettering, OH	—		359	1,043	—	—	359	1,043		1,402	6		2005	10/10		35 years
Mesa, AZ	—		748	1,734	—	—	748	1,734		2,482	12		1998	10/10		30 years
Mesa, AZ	—		974	1,514	—	—	974	1,514		2,488	11		1992	10/10		30 years
Mt. Sterling, KY	—		510	1,392	—	—	510	1,392		1,902	8		2000	10/10		35 years
Phoenix, AZ	—		458	1,099	—	—	458	1,099		1,557	7		2004	10/10		35 years
Phoenix, AZ	—		781	1,456	—	—	781	1,456		2,237	10		1995	10/10		30 years

Arby’s:
Colorado Springs, CO	—		206	534	—	—	206	534		740	121		1998	12/01		40 years
Thomson, GA	—		268	504	—	—	268	504		772	114		1997	12/01		40 years
Washington Courthouse, OH	—		157	546	—	—	157	546		703	123		1998	12/01		40 years
Whitmore Lake, MI	—		171	469	—	—	171	469		640	106		1993	12/01		40 years

Arizona Oil:
Casa Grande, AZ	—		2,340	1,894	—	—	2,340	1,894		4,234	142		1993	05/08		35 years
Gilbert, AZ	—		1,317	1,304	—	—	1,317	1,304		2,621	98		1996	05/08		35 years
Glendale, AZ	—		1,817	2,415	—	—	1,817	2,415		4,232	158		2001	05/08		40 years
Mesa, AZ	—		2,219	2,140	—	—	2,219	2,140		4,359	140		2000	05/08		40 years
Mesa, AZ	—		1,332	1,367	—	—	1,332	1,367		2,699	120		1986	05/08		30 years
Miami, AZ	—		762	2,148	—	—	762	2,148		2,910	161		1998	05/08		35 years
Peoria, AZ	—		860	1,117	—	—	860	1,117		1,977	98		1987	05/08		30 years
Prescott, AZ	—		1,266	1,261	—	—	1,266	1,261		2,527	95		1997	05/08		35 years
Scottsdale, AZ	—		1,529	1,373	—	—	1,529	1,373		2,902	103		1999	05/08		35 years
Sedona, AZ	—		1,281	1,324	—	—	1,281	1,324		2,605	87		2000	05/08		40 years
Tucson, AZ	—		1,105	1,336	—	—	1,105	1,336		2,441	100		1992	05/08		35 years
Tucson, AZ	—		1,457	1,619	—	—	1,457	1,619		3,076	121		1995	05/08		35 years
Tucson, AZ	—		1,223	1,911	—	—	1,223	1,911		3,134	143		1996	05/08		35 years
Tucson, AZ	—		1,083	1,599	—	—	1,083	1,599		2,682	120		1992	05/08		35 years

Ashley Furniture:
Altamonte Springs, FL	—		2,906	4,877	315	—	2,906	5,192		8,098	1,695		1997	09/97		40 years
Louisville, KY	—		1,667	4,989	—	—	1,667	4,989		6,656	722		2005	03/05		40 years

AT&T:
Cincinnati, OH	—		297	443	331	—	297	774		1,071	133		1999	06/98	(f)	40 years

Babies “R” Us:
Arlington, TX	—		831	2,612	—	—	831	2,612		3,443	947		1996	06/96		40 years
Independence, MO	—		1,679	2,302	115	—	1,679	2,417		4,096	532		1996	12/01		40 years

Barnes & Noble:
Brandon, FL	—		1,476	1,527	—	—	1,476	1,527		3,003	610		1995	08/94	(f)	40 years
Glendale, CO	—		3,245	2,722	—	—	3,245	2,722		5,967	1,106		1994	09/94		40 years
Houston, TX	—		3,308	2,396	—	—	3,308	2,396		5,704	913		1995	10/94	(f)	40 years
Plantation, FL	4,596	(p)	3,616	—	—	—	3,616	(c	)	3,616	(c	)	1996	05/95	(f)	(c	)
Freehold, NJ (n)	—		2,917	2,261	—	—	2,917	2,261		5,178	843		1995	01/96		40 years
Dayton, OH	—		1,413	3,325	—	—	1,413	3,325		4,738	1,110		1996	05/97		40 years
Redding, CA	—		497	1,626	—	—	497	1,626		2,123	550		1997	06/97		40 years
Memphis, TN	—		1,574	2,242	—	—	1,574	2,242		3,816	388		1997	09/97		40 years
Marlton, NJ	—		2,831	4,319	—	—	2,709	4,319		7,028	1,309		1995	11/98		40 years

Bealls:
Sarasota, FL	—		1,078	1,795	—	—	1,078	1,795		2,873	325		1996	09/97		40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
			Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)									Life on Which Depreciation &
				Building,				Building,			Accumulated					Amortization in
				Improvements &				Improvements &			Depreciation					Latest Income
	Encumbrances		Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction	Date Acquired		Statement is Computed

Beautiful America Dry Cleaners:
Orlando, FL	47	(o)	40	111	—	—	40	111		151	19		2001	02/04		40 years

Bed Bath & Beyond:
Richmond, VA	2,634	(p)	1,184	2,843	179	—	1,184	3,021		4,205	613		1997	06/98		40 years
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758		3,840	790		1999	12/98	(g)	40 years
Midland, MI	—		231	—	2,702	—	231	2,702		2,933	279		2006	07/03		40 years

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772		5,757	962		1996	02/97		40 years
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359		6,068	799		1970	06/97		40 years
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419		9,652	1,150		1995	07/97		40 years
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218		6,270	1,076		1995	08/97		40 years
St. Petersburg, FL	4,204	(p)	4,032	2,611	—	—	4,032	2,611		6,643	640		1997	09/97		35 years
Pittsburg, PA	—		2,331	2,293	—	—	2,331	2,293		4,624	719		1997	06/98		40 years
Denver, CO	—		8,882	4,373	—	—	8,882	4,373		13,255	1,043		1991	06/01		40 years

Best Smoke & Gas:
Abbottstown, PA	—		55	200	—	—	55	200		255	25		2000	01/06		40 years

Billy Bob’s:
Gresham, OR	—		817	108	—	—	817	108		925	24		1993	12/01		40 years

BJ’s Wholesale Club:
Orlando, FL	3,762	(o)	3,271	8,627	367	—	3,271	8,993		12,264	1,539		2001	02/04		40 years

Black Fox Beauty Supply:
Corpus Christi, TX	—		116	137	195	—	125	332		457	69		1967	11/93		40 years

Blockbuster Video:
Conyers, GA	—		320	556	—	—	320	556		876	188		1997	06/97		40 years
Alice, TX	—		318	578	—	—	318	578		896	131		1995	12/01		40 years
Gainesville, GA	—		295	612	—	—	295	612		907	138		1997	12/01		40 years
Glasgow, KY	—		303	561	—	—	303	561		864	127		1997	12/01		40 years
Kingsville, TX	—		499	458	30	—	499	487		986	106		1995	12/01		40 years
Mobile, AL	—		491	498	—	—	491	498		989	113		1997	12/01		40 years
Mobile, AL	—		843	562	—	—	843	562		1,405	127		1997	12/01		40 years

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639		15,143	1,435		1984	12/01		40 years

Borders:
Wilmington, DE	—		3,031	6,062	—	—	2,994	6,062		9,056	2,429		1994	12/94		40 years
Richmond, VA	—		2,177	2,600	—	—	2,177	2,600		4,777	1,011		1995	06/95		40 years
Ft. Lauderdale, FL	4,428	(p)	3,165	3,319	—	—	3,165	3,319		6,484	863		1995	02/96		33 years
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487		4,034	903		1996	06/96		40 years
Altamonte Springs, FL	—		1,947	—	—	—	1,947	(c	)	1,947	(c	)	1997	09/97		(c	)

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200		255	25		2000	01/06		40 years

Boston Market:
Burton, MI	—		620	707	—	—	620	707		1,327	160		1997	12/01		40 years
Geneva, IL	—		1,125	1,037	—	—	1,125	893		2,018	204		1996	12/01		40 years
N. Olmsted, OH	—		602	461	—	—	602	389		991	89		1996	12/01		40 years
Novi, MI	—		836	651	—	—	836	298		1,134	72		1995	12/01		40 years
Orland Park, IL	—		562	556	—	—	562	377		939	88		1995	12/01		40 years
Warren, OH	—		562	468	—	—	562	468		1,030	106		1997	12/01		40 years

Buccaneer Car Wash:
Tampa, FL	—		541	829	—	—	541	829		1,370	23		1978	04/10		25 years

Buck’s:
St. Louis, MO	—		776	—	3,822	—	776	3,822		4,598	163		2009	12/07	(m)	40 years

Buffalo Wild Wings:
Michigan City, IN	—		163	492	—	—	163	492		655	111		1996	12/01		40 years

Bugaboo Creek:
Rochester, NY	—		792	1,535	—	—	792	1,535		2,327	136		1995	06/07		40 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation &
			Building,				Building,		Accumulated			Amortization in
			Improvements &				Improvements &		Depreciation			Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired	Statement is Computed

Burger King:
Colonial Heights, VA	—	662	610	—	—	662	610	1,272	138	1997	12/01	40 years

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	86	2008	07/10	35 years
North Little Rock, AR	—	1,198	3,348	—	—	1,198	3,348	4,546	28	2007	09/10	35 years
Strafford, MO	—	1,278	3,694	—	—	1,278	3,694	4,972	31	2007	09/10	35 years

Carl’s Jr.:
Spokane, WA	—	471	530	—	—	471	530	1,001	120	1996	12/01	40 years
Chandler, AZ	—	729	644	—	—	729	644	1,373	178	1984	06/05	20 years
Tucson, AZ	—	681	536	103	—	681	639	1,320	344	1988	06/05	10 years

CarQuest:
Abbeville, LA	—	23	148	—	—	23	148	171	—	1970	12/10	20 years
Abbotsford, WI	—	56	163	—	—	56	163	219	—	1984	12/10	25 years
Aberdeen, SD (n)	—	71	329	—	—	71	329	400	1	1961	12/10	20 years
Addison, IL	—	76	314	—	—	76	314	390	1	1971	12/10	25 years
Alsip, IL	—	57	323	—	—	57	323	380	1	1972	12/10	20 years
Anaconda, MT	—	35	307	—	—	35	307	342	1	1965	12/10	20 years
Ann Arbor, MI	—	25	241	—	—	25	241	266	1	1970	12/10	20 years
Antigo, WI	—	96	294	—	—	96	294	390	—	1998	12/10	30 years
Appleton, WI (n)	—	85	438	—	—	85	438	523	1	1995	12/10	30 years
Arden, NC	—	42	281	—	—	42	281	323	—	1989	12/10	25 years
Baker, MT	—	12	140	—	—	12	140	152	—	1965	12/10	20 years
Bakersfield, CA	—	77	484	—	—	77	484	561	1	1945	12/10	20 years
Bangor, ME	—	51	339	—	—	51	339	390	1	1985	12/10	25 years
Bangor, ME (n)	—	53	356	—	—	53	356	409	1	1945	12/10	15 years
Bartlett, TN	—	40	293	—	—	40	293	333	—	1989	12/10	25 years
Bay City, MI	—	14	100	—	—	14	100	114	—	1942	12/10	15 years
Bay City, MI	—	41	282	—	—	41	282	323	—	1989	12/10	25 years
Bay City, MI	—	106	521	—	—	106	521	627	1	1920	12/10	15 years
Bellevue, NE	—	29	142	—	—	29	142	171	—	1965	12/10	20 years
Bend, OR	—	125	245	—	—	125	245	370	1	1935	12/10	15 years
Biddeford, ME	—	60	320	—	—	60	320	380	1	1968	12/10	20 years
Billings, MT	—	31	188	—	—	31	188	219	—	1970	12/10	25 years
Bismarck, ND	—	25	136	—	—	25	136	161	—	1985	12/10	25 years
Bozeman, MT	—	28	257	—	—	28	257	285	1	1964	12/10	20 years
Brunswick, ME	—	41	254	—	—	41	254	295	—	1985	12/10	25 years
Bucksport, ME	—	19	114	—	—	19	114	133	—	1976	12/10	20 years
Burlington, NC	—	47	229	—	—	47	229	276	—	1994	12/10	30 years
Carol Stream, IL	—	103	515	—	—	103	515	618	1	1960	12/10	20 years
Chicago, IL	—	83	383	—	—	83	383	466	1	1987	12/10	25 years
Chippewa Falls, WI	—	33	328	—	—	33	328	361	—	1996	12/10	30 years
Cody, WY (n)	—	146	253	—	—	146	253	399	—	1999	12/10	30 years
Colstrip, MT	—	39	275	—	—	39	275	314	—	1981	12/10	25 years
Connersville, IN	—	28	171	—	—	28	171	199	—	1920	12/10	15 years
Corapolis, PA (n)	—	74	316	—	—	74	316	390	1	1980	12/10	20 years
Cut Bank, MT	—	9	115	—	—	9	115	124	—	1937	12/10	20 years
Devils Lake, ND	—	38	276	—	—	38	276	314	—	1999	12/10	30 years
Dillon, MT	—	24	204	—	—	24	204	228	—	1973	12/10	20 years
Dodge City, KS (n)	—	43	166	—	—	43	166	209	—	1948	12/10	15 years
Eau Claire, WI	—	33	204	—	—	33	204	237	—	1956	12/10	20 years
Elgin, IL	—	88	311	—	—	88	311	399	1	1965	12/10	20 years
Enterprise, AL	—	25	184	—	—	25	184	209	—	1988	12/10	25 years
Escanaba, MI	—	40	283	—	—	40	283	323	—	1982	12/10	25 years
Evansville, IN	—	60	301	—	—	60	301	361	1	1980	12/10	25 years
Fairbanks, AK	—	292	545	—	—	292	545	837	1	2003	12/10	35 years
Gainesville, FL (n)	—	47	362	—	—	47	362	409	1	1957	12/10	15 years
Glasgow, MT	—	48	275	—	—	48	275	323	1	1972	12/10	20 years
Great Falls, MT	—	17	173	—	—	17	173	190	—	1967	12/10	20 years
Greenville, OH	—	63	193	—	—	63	193	256	1	1910	12/10	15 years
Hamilton, MT	—	24	242	—	—	24	242	266	—	1991	12/10	25 years
Harlem, MT	—	17	116	—	—	17	116	133	—	1983	12/10	25 years
Havre, MT	—	22	311	—	—	22	311	333	1	1964	12/10	20 years
Hayward, WI	—	57	333	—	—	57	333	390	1	1980	12/10	25 years
Helena, MT	—	31	282	—	—	31	282	313	—	1987	12/10	25 years
Houlton, ME	—	38	219	—	—	38	219	257	1	1915	12/10	10 years
Irving, TX	—	182	208	—	—	182	208	390	—	1984	12/10	20 years
Kalispell, MT (n)	—	59	645	—	—	59	645	704	1	1998	12/10	30 years
Kennedale, TX	—	88	283	—	—	88	283	371	1	1959	12/10	20 years
Lafayette, LA	—	51	357	—	—	51	357	408	—	1996	12/10	30 years
Laurel, MS	—	74	202	—	—	74	202	276	1	1959	12/10	15 years
See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed
Lewistown, MT	—	19	180	—	—	19	180	199	—	1964	12/10		25 years
Libby, MT	—	33	262	—	—	33	262	295	1	1965	12/10		20 years
Livingston, MT	—	34	261	—	—	34	261	295	1	1976	12/10		20 years
Lufkin, TX (n)	—	94	229	—	—	94	229	323	—	1986	12/10		20 years
Madison, TN	—	78	179	—	—	78	179	257	—	1988	12/10		25 years
Madison, WI	—	57	409	—	—	57	409	466	1	1973	12/10		25 years
Malta, MT	—	19	181	—	—	19	181	200	—	1976	12/10		25 years
Marshfield, WI	—	60	282	—	—	60	282	342	1	1940	12/10		20 years
Medford, WI	—	37	229	—	—	37	229	266	—	1988	12/10		25 years
Memphis, TN	—	38	199	—	—	38	199	237	—	1987	12/10		25 years
Metamora, IL	—	69	292	—	—	69	292	361	—	1996	12/10		30 years
Midland, MI	—	44	336	—	—	44	336	380	—	1986	12/10		30 years
Midland, TX	—	36	212	—	—	36	212	248	1	1960	12/10		15 years
Montello, WI	—	26	173	—	—	26	173	199	—	1997	12/10		30 years
Muskegon, MI	—	38	257	—	—	38	257	295	—	1990	12/10		30 years
Neillsville, WI	—	26	145	—	—	26	145	171	—	1979	12/10		25 years
Nicholasville, KY	—	54	241	—	—	54	241	295	—	1988	12/10		25 years
Ocala, FL	—	78	416	—	—	78	416	494	1	1971	12/10		15 years
Olathe, KS	—	78	235	—	—	78	235	313	1	1950	12/10		15 years
Oshkosh, WI	—	99	224	—	—	99	224	323	—	1999	12/10		30 years
Overland, MO	—	68	370	—	—	68	370	438	1	1961	12/10		20 years
Owosso, MI	—	50	264	—	—	50	264	314	—	1986	12/10		25 years
Pearl, MS	—	43	195	—	—	43	195	238	—	1989	12/10		30 years
Phillips, WI	—	23	177	—	—	23	177	200	—	1992	12/10		30 years
Powell, WY	—	37	182	—	—	37	182	219	—	1978	12/10		25 years
Rhinelander, WI	—	28	115	—	—	28	115	143	—	1958	12/10		20 years
River Falls, WI	—	42	234	—	—	42	234	276	—	1976	12/10		20 years
Riverton, WY	—	99	300	—	—	99	300	399	1	1978	12/10		25 years
Rockford, IL	—	61	376	—	—	61	376	437	1	1962	12/10		25 years
Roundup, MT	—	23	205	—	—	23	205	228	—	1972	12/10		20 years
Schofield, WI	—	41	425	—	—	41	425	466	1	1968	12/10		20 years
Sheboygan, WI	—	77	370	—	—	77	370	447	—	2007	12/10		35 years
Shelby, MT	—	20	208	—	—	20	208	228	—	1976	12/10		20 years
Shelbyville, KY	—	52	224	—	—	52	224	276	—	1982	12/10		25 years
Sidney, MT (n)	—	42	395	—	—	42	395	437	1	1962	12/10		20 years
Spartanburg, SC	—	53	252	—	—	53	252	305	—	1972	12/10		25 years
Spokane, WA	—	66	201	—	—	66	201	267	—	1965	12/10		20 years
Spokane, WA	—	93	373	—	—	93	373	466	1	1972	12/10		20 years
St. Peter, MN	—	17	259	—	—	17	259	276	—	1999	12/10		30 years
Stayton, OR	—	88	312	—	—	88	312	400	—	1994	12/10		30 years
Stevens Point, WI (n)	—	61	405	—	—	61	405	466	1	1975	12/10		25 years
Sulphur, LA	—	31	216	—	—	31	216	247	—	1984	12/10		20 years
Thornton, CO	—	414	536	—	—	414	536	950	1	1996	12/10		30 years
Troy, AL	—	15	52	—	—	15	52	67	—	1966	12/10		15 years
Wasilla, AK	—	227	504	—	—	227	504	731	1	2002	12/10		35 years
Wausau, WI	—	52	300	—	—	52	300	352	—	1989	12/10		25 years
Wautoma, WI	—	18	106	—	—	18	106	124	—	1959	12/10		20 years
Waynesboro, MS	—	15	71	—	—	15	71	86	—	1962	12/10		15 years
West Columbia, SC	—	41	159	—	—	41	159	200	—	1962	12/10		20 years
West Memphis, AR	—	58	294	—	—	58	294	352	—	1987	12/10		25 years
Whitefish, MT	—	30	227	—	—	30	227	257	—	1993	12/10		30 years
Williston, ND	—	35	297	—	—	35	297	332	—	1999	12/10		30 years
Windom, MN	—	5	137	—	—	5	137	142	—	1950	12/10		20 years
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	—	1975	12/10		20 years
Yakima, WA	—	50	321	—	—	50	321	371	1	1965	12/10		20 years

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	239	1986	12/01		40 years

Certified Auto Sales:
Albuquerque, NM	—	1,113	—	1,419	—	1,113	1,419	2,532	194	2005	04/04	(f)	40 years

Champps:
Alpharetta, GA	—	3,033	1,642	—	—	3,033	1,642	4,675	371	1999	12/01		40 years
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	390	2000	12/01		40 years

Char-Hut:
Sunrise, FL	—	287	424	—	—	287	424	711	70	1979	05/04		40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
			Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
				Building,				Building,			Accumulated						Amortization in
				Improvements &				Improvements &			Depreciation						Latest Income
	Encumbrances		Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed

Checkers:
Orlando, FL	—		257	—	—	—	257	(c	)	257	(c	)	1988		07/92		(c	)

Cheddar’s Cafe:
Baytown, TX	—		858	2,251	—	—	858	2,251		3,109	2		2010		12/10		40 years

Chili’s:
Camden, SC	—		627	1,888	—	—	627	1,888		2,515	250		2005		09/05		40 years
Milledgeville, GA	—		516	1,997	—	—	516	1,997		2,513	264		2005		09/05		40 years
Sumter, SC	—		800	1,717	—	—	800	1,717		2,517	216		2004		12/05		40 years
Hinesville, GA	—		921	1,898	—	—	921	1,898		2,819	184		2006		02/07		40 years
Albany, GA	—		615	—	1,984	—	615	1,984		2,599	159		2007		06/07	(m)	40 years
Statesboro, GA	—		703	—	1,888	—	703	1,888		2,591	147		2007		06/07	(m)	40 years
Florence, SC	—		889	1,715	—	—	889	1,715		2,604	152		2007		06/07		40 years
Valdosta, GA	—		716	—	1,871	—	716	1,871		2,587	142		2007		07/07	(m)	40 years
Tifton, GA	—		454	1,550	—	—	454	1,550		2,004	86		2008		06/08	(m)	40 years
Evans, GA	—		700	—	1,511	—	700	1,511		2,211	71		2009		10/08	(m)	40 years
Jefferson City, MO	—		305	898	—	—	305	898		1,203	27		2003		12/09		35 years
Merriam, KS	—		853	981	—	—	853	981		1,834	34		1998		12/09		30 years
Wichita, KS	—		420	623	—	—	420	623		1,043	22		1995		12/09		30 years

China 1:
Cohoes, NY	—		16	87	6	—	16	93		109	14		1994		09/04		40 years

China Wok:
Carlisle, PA	—		90	107	—	—	90	107		197	13		1988		01/06		40 years

Cinemark:
Draper, UT	—		1,523	—	—	—	1,523	(e	)	1,523	(e	)	(e	)	08/10	(m)	(e	)

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014		3,571	455		2000		12/01		40 years
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921		5,452	660		2000		12/01		40 years

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	633		721	53		2007		10/05		40 years

Cool Crest:
Independence, MO	—		1,838	1,534	—	—	1,838	1,534		3,372	139		1988		05/07		40 years

CORA Rehabilitation Clinics:
Orlando, FL	93	(o)	80	221	—	—	80	221		301	38		2001		02/04		40 years

CVS:
San Antonio, TX	—		441	—	—	—	441	(c	)	441	(c	)	1993		12/93		(c	)
Lafayette, LA	—		968	—	—	—	968	(c	)	968	(c	)	1995		01/96		(c	)
Midwest City, OK	—		673	1,103	—	—	673	1,103		1,776	409		1996		03/96		40 years
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449		2,465	491		1997		06/97		40 years
Flower Mound, TX	—		932	881	—	—	831	881		1,712	152		1996		09/97		40 years
Arlington, TX	—		2,079	—	1,397	—	2,079	1,397		3,476	432		1998		11/97	(g)	40 years
Leavenworth, KS	—		726	—	1,331	—	726	1,331		2,057	417		1998		11/97	(g)	40 years
Lewisville, TX	—		789	—	1,335	—	789	1,335		2,124	410		1998		04/98	(g)	40 years
Forest Hill, TX	—		692	—	1,175	—	692	1,175		1,867	363		1998		04/98	(g)	40 years
Garland, TX	—		1,477	—	1,400	—	1,477	1,400		2,877	424		1998		06/98	(g)	40 years
Oklahoma City, OK	—		1,581	—	1,471	—	1,581	1,471		3,052	440		1999		08/98	(g)	40 years
Dallas, TX	—		2,618	—	2,571	—	2,618	2,571		5,189	463		2003		06/99		40 years
Gladstone, MO	—		1,851	—	1,740	—	1,851	1,740		3,591	451		2000		12/99	(g)	40 years

Dave & Buster’s:
Hilliard, OH	—		934	4,689	—	—	934	4,689		5,623	484		1998		11/06		40 years
Tulsa, OK	—		1,862	—	2,105	—	1,862	2,105		3,967	103		2009		04/08	(m)	40 years
Wauwatosa, WI	—		5,694	—	5,638	—	5,694	5,638		11,332	112		2010		12/08	(m)	40 years
Orlando, FL	—		8,114	—	—	—	8,114	(e	)	8,114	(e	)	(e	)	06/10	(m)	(e	)

Denny’s:
Columbus, TX (n)	—		428	817	—	—	428	817		1,245	185		1997		12/01		40 years
Alexandria, VA	—		604	196	—	—	604	196		800	42		1981		09/06		20 years
Amarillo, TX	—		590	632	—	—	590	632		1,222	136		1982		09/06		20 years
Arlington Heights, IL	—		470	228	—	—	470	228		698	49		1977		09/06		20 years
Austintown, OH	—		466	397	—	—	466	397		863	85		1980		09/06		20 years
Boardman Township, OH	—		497	258	—	—	497	258		755	55		1977		09/06		20 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
			Building,				Building,			Accumulated						Amortization in
			Improvements &				Improvements &			Depreciation						Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed
Campbell, CA	—	460	238	—	—	460	238		698	51		1976		09/06		20 years
Carson, CA	—	1,246	157	—	—	1,246	157		1,403	34		1975		09/06		20 years
Chehalis, WA	—	415	287	—	—	415	287		702	62		1977		09/06		20 years
Chubbuck, ID	—	350	394	—	—	344	394		738	85		1983		09/06		20 years
Clackamas, OR	—	468	407	—	—	468	407		875	87		1993		09/06		20 years
Collinsville, IL	—	676	283	—	—	676	283		959	61		1979		09/06		20 years
Colorado Springs, CO	—	585	390	—	—	585	390		975	84		1978		09/06		20 years
Colorado Springs, CO	—	321	377	—	—	321	377		698	81		1984		09/06		20 years
Corpus Christi, TX	—	345	776	300	—	345	1,076		1,421	192		1980		09/06		20 years
Dallas, TX	—	497	150	—	—	497	150		647	32		1979		09/06		20 years
Enfield, CT	—	684	229	—	—	684	229		913	49		1976		09/06		20 years
Fairfax, VA	—	768	683	—	—	768	683		1,451	147		1979		09/06		20 years
Federal Way, WA	—	543	193	—	—	543	193		736	41		1977		09/06		20 years
Florissant, MO	—	443	238	—	—	443	238		681	51		1977		09/06		20 years
Ft. Worth, TX	—	392	314	—	—	392	314		706	67		1974		09/06		20 years
Hermitage, PA	—	321	420	—	—	321	420		741	90		1980		09/06		20 years
Hialeah, FL	—	432	175	—	—	432	175		607	38		1978		09/06		20 years
Houston, TX	—	504	348	—	—	504	348		852	75		1976		09/06		20 years
Indianapolis, IN	—	310	590	—	—	310	590		900	127		1981		09/06		20 years
Indianapolis, IN	—	326	511	—	—	326	511		837	110		1978		09/06		20 years
Indianapolis, IN	—	358	767	—	—	358	767		1,125	165		1978		09/06		20 years
Indianapolis, IN	—	231	511	—	—	231	511		742	110		1974		09/06		20 years
Kernersville, NC	—	407	557	—	—	407	557		964	120		2000		09/06		20 years
Lafayette, IN	—	424	773	—	—	416	773		1,189	166		1978		09/06		20 years
Laurel, MD	—	528	379	—	—	528	379		907	81		1976		09/06		20 years
Little Rock, AR	—	672	77	—	—	672	77		749	16		1979		09/06		20 years
Little Rock, AR	—	703	180	—	—	703	180		883	39		1979		09/06		20 years
Maplewood, MN	—	630	271	—	—	630	271		901	58		1983		09/06		20 years
Merriville, IN	—	368	813	—	—	368	813		1,181	174		1976		09/06		20 years
Middleburg Heights, OH	—	497	260	—	—	497	260		757	56		1976		09/06		20 years
N. Miami, FL	—	855	151	—	—	855	151		1,006	32		1977		09/06		20 years
Nampa, ID	—	357	729	—	—	357	729		1,086	156		1979		09/06		20 years
North Richland Hills, TX	—	500	130	—	—	500	130		630	28		1970		09/06		20 years
Novi, MI	—	545	305	—	—	545	305		850	66		1979		09/06		20 years
Omaha, NE	—	496	314	—	—	496	314		810	67		1994		09/06		20 years
Pompano Beach, FL	—	436	394	—	—	436	394		830	84		1976		09/06		20 years
Portland, OR	—	764	161	—	—	764	161		925	35		1977		09/06		20 years
Provo, UT	—	519	216	—	—	519	216		735	46		1978		09/06		20 years
Pueblo, CO	—	475	302	—	—	475	302		777	65		1980		09/06		20 years
Raleigh, NC	—	1,094	482	—	—	1,094	482		1,576	103		1984		09/06		20 years
Southfield, MI	—	401	330	—	—	401	330		731	71		1980		09/06		20 years
St. Louis, MO	—	520	266	—	—	520	266		786	57		1973		09/06		20 years
Sugarland, TX	—	315	334	—	—	315	334		649	72		1997		09/06		20 years
Tacoma, WA	—	580	201	—	—	580	201		781	43		1984		09/06		20 years
Tucson, AZ	—	922	290	—	—	922	290		1,212	62		1979		09/06		20 years
Wethersfield, CT	—	884	176	—	—	884	176		1,060	38		1978		09/06		20 years
Worcester, MA	—	383	493	—	—	383	493		876	106		1978		09/06		20 years
Boise, ID	—	514	477	—	—	514	477		991	96		1983		12/06		20 years
St. Louis, MO	—	635	303	—	—	635	303		938	60		1980		01/07		20 years
Virginia Gardens, FL	—	793	133	—	—	793	133		926	26		1977		01/07		20 years

Dick’s Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527		5,447	1,260		1996		08/96		40 years
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917		6,598	1,400		1996		08/96		40 years

Dimitri’s Family Restaurant:
Indianapolis, IN	—	223	483	—	—	223	483		706	104		1979		09/06		20 years

Dollar General:
Memphis, TN	—	266	1,136	46	—	266	1,182		1,448	329		1998		12/97		40 years
High Springs, FL	—	432	—	—	—	432	(e	)	432	(e	)	(e	)	07/10	(m)	(e	)
Inverness, FL	—	459	—	—	—	459	(e	)	459	(e	)	(e	)	08/10	(m)	(e	)
Cocoa, FL	—	406	—	—	—	406	(e	)	406	(e	)	(e	)	08/10	(m)	(e	)
Palm Bay, FL	—	355	—	—	—	355	(e	)	355	(e	)	(e	)	08/10	(m)	(e	)
Deland, FL	—	585	—	—	—	585	(e	)	585	(e	)	(e	)	11/10	(m)	(e	)
Seffner, FL	—	659	—	—	—	659	(e	)	659	(e	)	(e	)	12/10	(m)	(e	)

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626		865	149		1994		02/94		40 years
Copperas Cove, TX	—	242	512	194	—	242	706		948	200		1972		11/98		40 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)									Life on Which Depreciation &
			Building,				Building,			Accumulated					Amortization in
			Improvements &				Improvements &			Depreciation					Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction	Date Acquired		Statement is Computed

Donato’s:
Medina, OH	—	405	464	—	—	405	464		869	105		1996	12/01		40 years

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72		92	10		1996	03/05		40 years

Easyhome:
Cohoes, NY	—	64	348	242	—	64	590		654	69		1994	09/04		40 years

Ecotech Institute:
Aurora, CO	—	5,076	13,874	6,043	—	5,076	19,917		24,993	1,294		1986	04/07		40 years

El Tapatio Grill:
Hammond, LA	—	248	814	62	—	248	627		875	156		1997	12/01		40 years

Enterprise Rent-A-Car:
Wilmington, NC	—	218	327	33	—	218	360		578	76		1981	12/01		40 years

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695		1,165	49		2008	02/08	(f)	40 years
Florence, AL	—	110	381	—	—	110	381		491	37		1987	02/08		30 years
Helena, AL	—	363	628	—	—	363	628		991	45		1998	02/08		40 years
Muscle Shoals, AL	—	168	624	—	—	168	624		792	60		1985	02/08		30 years
Opelika, AL	—	547	680	—	—	547	680		1,227	49		2006	02/08		40 years
Cordova, TN	—	639	785	—	—	639	785		1,424	40		2000	12/08		40 years
Horn Lake, MS	—	326	611	—	—	326	611		937	36		1998	12/08		35 years
Lakeland, TN	—	186	489	—	—	186	489		675	25		2000	12/08		40 years
Memphis, TN	—	402	721	—	—	402	721		1,123	37		2001	12/08		40 years

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923		2,241	623		1996	06/96		38 years

Family Dollar:
Albany, NY (n)	—	34	824	—	—	34	824		858	130		1992	09/04		40 years
Cohoes, NY	—	94	507	33	—	94	540		634	80		1994	09/04		40 years
Hudson Falls, NY	—	51	380	—	—	51	380		431	60		1993	09/04		40 years
Monticello, NY	—	96	352	—	—	96	352		448	51		1996	03/05		40 years

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	835		998	69		2007	10/05		40 years

Fantastic Sams:
Eden Prairie, MN	—	65	181	81	—	65	261		326	56		1997	12/01		40 years

Fazoli’s:
Bay City, MI	—	647	634	—	—	647	634		1,281	143		1997	12/01		40 years

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265		1,819	111		2006	03/07		40 years

First Watch Restaurant:
Tulsa, OK	—	325	314	34	—	325	382		707	68		1978	09/06		20 years

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063		2,645	148		2007	03/07		40 years

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c	)	3,569	(c	)	1995	11/98		(c	)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658		1,541	155		1975	06/07		15 years
Brownsboro, TX	—	328	385	—	—	328	385		713	45		1990	06/07		30 years
Flint, TX	—	272	411	—	—	272	411		683	58		1985	06/07		25 years
Forney, TX	—	545	707	—	—	545	707		1,252	83		1989	06/07		30 years
Forney, TX	—	473	654	—	—	473	654		1,127	77		1990	06/07		30 years
Gun Barrel City, TX	—	242	467	—	—	242	467		709	66		1988	06/07		25 years
Gun Barrel City, TX	—	270	386	—	—	270	386		656	55		1986	06/07		25 years
Jacksonville, TX	—	660	632	—	—	660	632		1,292	149		1976	06/07		15 years
Kemp, TX	—	581	505	—	—	581	505		1,086	72		1986	06/07		25 years
Longview, TX	—	403	572	—	—	403	572		975	81		1985	06/07		25 years
Longview, TX	—	426	382	—	—	426	382		808	54		1984	06/07		25 years
See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
			Building,				Building,			Accumulated						Amortization in
			Improvements &				Improvements &			Depreciation						Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed
Longview, TX	—	360	535	—	—	360	535		895	76		1983		06/07		25 years
Longview, TX	—	178	236	—	—	178	236		414	42		1977		06/07		20 years
Longview, TX	—	252	304	—	—	252	304		556	43		1983		06/07		25 years
Longview, TX	—	271	431	—	—	271	431		702	51		1990		06/07		30 years
Mabank, TX	—	229	494	—	—	229	494		723	70		1986		06/07		25 years
Mt. Vernon, TX	—	292	666	—	—	292	666		958	94		1990		06/07		25 years
Shreveport, LA	—	361	250	—	—	361	250		611	59		1969		06/07		15 years
Tyler, TX	—	302	455	—	—	302	455		757	81		1981		06/07		20 years
Tyler, TX	—	316	545	—	—	316	545		861	64		1989		06/07		30 years
Tyler, TX	—	258	419	—	—	258	419		677	74		1978		06/07		20 years
Tyler, TX	—	542	403	—	—	481	403		884	57		1984		06/07		25 years
Tyler, TX	—	323	283	—	—	323	283		606	50		1978		06/07		20 years
Tyler, TX	—	488	831	—	—	488	831		1,319	147		1980		06/07		20 years
Tyler, TX	—	256	542	—	—	256	542		798	96		1980		06/07		20 years
Tyler, TX	—	742	546	—	—	742	546		1,288	77		1985		06/07		25 years
Tyler, TX	—	188	329	—	—	188	329		517	47		1984		06/07		25 years

Fresenius Medical Care:
Houston, TX	—	422	1,915	—	—	460	1,915		2,375	241		1995		08/06		40 years

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904		2,221	287		1982		03/99		40 years

Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146		687	39		1967		08/05		20 years
Dallas, PA	—	677	1,091	—	—	677	1,091		1,768	293		1995		08/05		20 years
Emporium, PA	—	380	569	—	—	380	569		949	153		1996		08/05		20 years
Hazleton, PA	—	2,529	728	—	—	2,529	728		3,257	196		2001		08/05		20 years
Johnsonburg, PA	—	781	504	—	—	781	504		1,285	135		1978		08/05		20 years
Kane, PA	—	478	592	—	—	356	—		356	—		1984		08/05		20 years
Luzerne, PA	—	171	415	—	—	171	415		586	112		1989		08/05		20 years
Ridgway, PA	—	382	259	—	—	382	259		641	70		1975		08/05		20 years
St. Mary’s, PA	—	274	261	—	—	274	261		535	70		1979		08/05		20 years
White Haven, PA	—	486	867	—	—	486	867		1,353	233		1990		08/05		20 years
Yeagertown, PA	—	142	180	—	—	142	180		322	48		1977		08/05		20 years
Carlisle, PA	—	170	202	—	—	170	202		372	25		1988		01/06		40 years
Clairton, PA	—	215	701	—	—	215	701		916	139		1986		01/06		25 years
Danville, PA	—	180	359	—	—	180	359		539	45		1988		01/06		40 years
Houtzdale, PA	—	541	500	—	—	356	—		356	—		1977		01/06		15 years
Minersville, PA	—	680	582	—	—	680	582		1,262	72		1974		01/06		40 years
Pittsburgh, PA	—	905	1,346	—	—	905	1,346		2,251	167		1967		01/06		40 years
Summerville, PA	—	93	272	—	—	93	272		365	34		1988		01/06		40 years
Zelienople, PA	—	160	437	—	—	160	437		597	54		1988		01/06		40 years

Furr’s Family Dining:
Las Cruces, NM	—	947	—	2,182	—	947	2,182		3,129	234		2006		01/06	(m)	40 years
Tucson, AZ	—	1,116	—	—	—	1,116	(e	)	1,116	(e	)	(e	)	07/06		(e	)
Moore, OK	—	939	—	2,429	—	939	2,429		3,368	195		2007		03/07	(m)	40 years
Arlington, TX	—	1,061	—	—	—	1,061	(e	)	1,061	(e	)	(e	)	04/10	(m)	(e	)

Gander Mountain:
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781		7,295	885		2004		11/04		40 years
DeForest, WI	—	2,798	10,953	—	—	2,798	10,953		13,751	91		2008		09/10		35 years
Springfield, IL	—	1,717	7,622	—	—	1,717	7,622		9,339	64		2009		09/10		35 years
Onalaska, WI	—	1,963	—	—	—	1,963	(e	)	1,963	(e	)	(e	)	10/10	(m)	(e	)
Ocala, FL	—	3,315	8,908	—	—	3,315	8,908		12,223	53		2008		10/10		35 years

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201		2,053	166		2001		06/05		40 years
Rocky Mount, NC	—	259	1,164	—	—	259	1,164		1,423	161		2000		06/05		40 years

Gen-X Clothing:
Federal Way, WA	—	2,037	1,662	257	—	2,037	1,919		3,956	567		1994		06/98		40 years

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359		474	246		1985		05/85		35 years
Brandon, FL	—	1,188	1,339	—	—	1,188	1,339		2,527	303		1998		12/01		40 years
Dallas, TX	—	1,138	1,025	—	—	1,138	1,025		2,163	232		1994		12/01		40 years
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391		2,721	314		1997		12/01		40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
		Initial Cost to Company			Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
				Building,					Building,			Accumulated					Amortization in
				Improvements &					Improvements &			Depreciation					Latest Income
	Encumbrances	Land		Leasehold Interests	Improvements	Carrying Costs	Land		Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired	Statement is Computed

Goodyear Truck & Tire:
Park City, KS	—	214		687	—	—	214		687		901	190		1989		06/05	20 years
Anthony, TX	—	(l	)	1,242	—	—	(l	)	1,242		1,242	107		2007		02/07	40 years

Great Clips:
Lapeer, MI	—	27		194	—	—	27		194		221	16		2007		10/05	40 years

Green Light Convenience:
Moosic, PA	—	323		309	—	—	323		309		632	83		1980		08/05	20 years

Guitar Center:
Roseville, MN	—	1,599		1,419	—	—	1,599		1,419		3,018	179		1994		08/06	40 years

GymKix:
Copperas Cove, TX	—	204		432	171	—	204		603		807	170		1972		11/98	40 years

H&R Block:
Swansea, IL	—	46		132	69	—	46		201		247	45		1997		12/01	40 years

Hastings:
Nacogdoches, TX	—	397		1,257	—	—	397		1,257		1,654	381		1997		11/98	40 years

Havertys Furniture:
Clearwater, FL	—	1,184		2,526	44	—	1,184		2,570		3,754	1,125		1992		05/93	40 years
Orlando, FL	—	820		2,441	6	—	820		2,448		3,268	1,001		1992		05/93	40 years
Pensacola, FL	—	633		1,595	—	—	603		1,595		2,198	579		1994		06/96	40 years
Bowie, MD	—	1,966		4,221	—	—	1,966		4,221		6,187	1,256		1997		12/97	39 years

Health Source Chiropractic:
Houston, TX	—	112		509	—	—	112		509		621	65		1995		08/06	40 years

Healthy Pet:
Suwanee, GA	—	175		1,038	—	—	175		1,038		1,213	105		1997		12/06	40 years
Colonial Heights, VA	—	160		746	—	—	160		746		906	74		1996		01/07	40 years

Heilig-Meyers/The Room Store:
Baltimore, MD	—	470		813	—	—	470		813		1,283	246		1968		11/98	40 years
Glen Burnie, MD	—	632		932	—	—	632		932		1,564	282		1968		11/98	40 years

Hog Pit:
Tucson, AZ	—	827		305	18	—	845		305		1,150	79		1974		12/01	40 years

Hollywood Feed:
Ridgeland, MS	—	343		411	362	—	343		773		1,116	53		1997		08/06	40 years

Home Decor:
Memphis, TN	—	549		540	364	—	549		904		1,453	247		1998		12/97	40 years

Home Depot:
Sunrise, FL	—	5,149		—	—	—	5,149		(i	)	5,149	(i	)	(i	)	05/03	(i	)

HomeGoods:
Fairfax, VA	—	971		756	1,585	—	971		2,341		3,312	552		1995		12/95	40 years

Hooters:
Tampa, FL	—	784		505	—	—	784		505		1,289	114		1993		12/01	40 years

Humana:
Sunrise, FL	—	800		253	—	—	800		253		1,053	42		1984		05/04	40 years

Hy-Vee:
St. Joseph, MO	—	1,580		2,849	—	—	1,580		2,849		4,429	591		1991		09/02	40 years

Int’l House of Pancakes:
Midwest City, OK	—	407		—	—	—	407		(i	)	407	(i	)	(i	)	11/00	(i	)
Ankeny, IA	—	693		515	—	—	693		515		1,208	95		2002		06/05	30 years

J & J Insurance:
Hollywood, FL	—	195		44	18	—	119		—		119	—		1960		12/05	15 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
			Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation &
				Building,				Building,		Accumulated				Amortization in
				Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances		Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed

Jack in the Box:
Plano, TX	—		1,055	1,237	—	—	1,055	1,237	2,292	171	2001	06/05		40 years

Jacobson Industrial:
Des Moines, IA	—		61	112	—	—	61	112	173	31	1973	06/05		20 years

Jared Jewelers:
Richmond, VA	—		955	1,336	—	—	955	1,336	2,291	302	1998	12/01		40 years
Brandon, FL	—		1,197	1,182	—	—	1,197	1,182	2,379	255	2001	05/02		40 years
Lithonia, GA	—		1,271	1,216	—	—	1,271	1,216	2,487	262	2001	05/02		40 years
Houston, TX	—		1,676	1,440	—	—	1,676	1,440	3,116	289	1999	12/02		40 years

Jazzercise Fitness Center:
Orlando, FL	42	(o)	37	101	—	—	37	101	138	18	2001	02/04		40 years

Jin’s Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	22	1982	03/99		40 years

Jo-Ann etc:
Corpus Christi, TX	—		818	896	12	—	818	909	1,727	389	1967	11/93		40 years
St. Peters, MO	—		1,741	5,406	—	—	1,741	5,406	7,147	738	2005	06/05	(g)	40 years

Johnny Carino’s:
Lewisville, TX	—		1,370	1,019	—	—	1,370	1,019	2,389	230	1994	12/01		40 years
Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	272	1995	12/01		40 years
S. Beaumont, TX	—		439	1,363	—	—	439	1,363	1,802	308	2000	12/01		40 years

Kangaroo Express:
Carthage, NC	—		485	354	—	—	485	354	839	39	1989	08/06		40 years
Sanford, NC	—		1,638	1,371	—	—	1,638	1,371	3,009	150	2003	08/06		40 years
Sanford, NC	—		666	661	—	—	666	661	1,327	72	2000	08/06		40 years
Siler City, NC	—		586	645	—	—	586	645	1,231	71	1998	08/06		40 years
West End, NC	—		426	516	—	—	426	516	942	56	1999	08/06		40 years
Belleview, FL	—		471	1,451	—	—	471	1,451	1,922	159	2006	08/06		40 years
Jacksonville, FL	—		683	1,362	—	—	683	1,362	2,045	149	1969	08/06		40 years
Jacksonville, FL	—		807	1,239	—	—	807	1,239	2,046	136	1975	08/06		40 years
Destin, FL	—		1,366	1,192	—	—	1,366	1,192	2,558	128	2000	09/06		40 years
Niceville, FL (n)	—		1,434	1,124	—	—	1,434	1,124	2,558	121	2000	09/06		40 years
Kill Devil Hills, NC	—		490	741	—	—	490	741	1,231	78	1995	10/06		40 years
Kill Devil Hills, NC	—		679	552	—	—	679	552	1,231	58	1990	10/06		40 years
Interlachen, FL	—		519	1,500	—	—	519	1,500	2,019	105	2007	10/06		40 years
Clarksville, TN	—		276	955	—	—	276	955	1,231	96	1999	12/06		40 years
Clarksville, TN	—		521	710	—	—	521	710	1,231	72	1999	12/06		40 years
Gallatin, TN	—		474	757	—	—	474	757	1,231	76	1999	12/06		40 years
Midland City, AL	—		729	2,538	—	—	729	2,538	3,267	256	2006	12/06		40 years
Naples, FL	—		3,195	1,403	—	—	3,195	1,403	4,598	142	2001	12/06		40 years
Oxford, MS	—		440	1,097	—	—	440	1,097	1,537	111	1998	12/06		40 years
Columbiana, AL	—		771	989	—	—	771	989	1,760	98	1982	01/07		40 years
Naples, FL	—		3,162	1,597	—	—	3,162	1,597	4,759	155	1995	02/07		40 years
Longs, SC	—		745	758	—	—	745	758	1,503	72	2001	03/07		40 years
Kentwood, LA	—		985	891	—	—	985	891	1,876	84	2001	03/07		40 years
Dothan, AL	—		774	1,886	—	—	774	1,886	2,660	179	2007	03/07		40 years
Naples, FL	—		2,412	1,589	—	—	2,412	1,589	4,001	144	2000	05/07		40 years
Montgomery, AL	—		666	1,185	—	—	666	1,185	1,851	105	1998	06/07		40 years
Cary, NC	—		1,314	2,125	—	—	1,314	2,125	3,439	179	2007	08/07		40 years

Kash n’ Karry:
Seffner, FL	—		322	1,222	—	—	322	1,222	1,544	220	1983	03/99		40 years

Keg Steakhouse:
Lynnwood, WA	—		1,256	649	—	—	1,256	649	1,905	147	1992	12/01		40 years
Tacoma, WA	—		527	795	—	—	527	795	1,322	180	1981	12/01		40 years

KFC:
Fenton, MO	—		307	496	—	—	307	496	803	279	1985	07/92		33 years
Erie, PA	—		517	496	—	—	517	496	1,013	112	1996	12/01		40 years
Marysville, WA	—		647	546	—	—	647	546	1,193	123	1996	12/01		40 years
Evansville, IN	—		370	767	—	—	370	767	1,137	89	2004	05/06		40 years

Kohl’s:
Florence, AL	—		818	1,047	—	—	818	1,047	1,865	111	2006	06/04		40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
			Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
				Building,				Building,			Accumulated						Amortization in
				Improvements &				Improvements &			Depreciation						Latest Income
	Encumbrances		Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed
Kum & Go:
Omaha, NE	—		393	214	—	—	393	214		607	59		1979		06/05		20 years

Kwik Pik:
Bradford, PA	—		184	762	—	—	184	762		946	205		1983		08/05		20 years
Coraopolis, PA (n)	—		476	347	—	—	476	347		823	93		1983		08/05		20 years
St Clair, PA	—		212	475	—	—	212	475		687	128		1984		08/05		20 years
Beech Creek, PA	—		477	613	—	—	477	613		1,090	76		1988		01/06		40 years
Canisteo, NY	—		142	485	—	—	142	485		627	60		1983		01/06		40 years
Curwensville, PA	—		226	608	—	—	226	608		834	75		1983		01/06		40 years
Ellwood City, PA	—		196	526	—	—	196	526		722	65		1987		01/06		40 years
Hastings, PA	—		199	455	—	—	199	455		654	56		1989		01/06		40 years
Jersey Shore, PA	—		515	381	—	—	515	381		896	47		1960		01/06		40 years
Leeper, PA	—		286	644	—	—	286	644		930	80		1987		01/06		40 years
Lewisberry, PA	—		412	534	—	—	412	534		946	66		1988		01/06		40 years
Mercersburg, PA	—		672	746	—	—	672	746		1,418	93		1988		01/06		40 years
New Florence, PA	—		298	812	—	—	298	812		1,110	101		1989		01/06		40 years
Newstead, NY	—		255	835	—	—	255	835		1,090	104		1990		01/06		40 years
Philipsburg, PA	—		428	269	—	—	428	269		697	33		1978		01/06		40 years
Plainfield, PA	—		244	383	—	—	244	383		627	47		1988		01/06		40 years
Reynoldsville, PA	—		113	328	—	—	113	328		441	41		1983		01/06		40 years
Port Royal, PA	—		238	635	—	—	238	635		873	142		1989		07/06		20 years

LA Fitness:
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572		11,272	330		2009		06/08	(m)	40 years
Warren, MI	—		2,360	6,674	—	—	2,360	6,674		9,034	299		2009		07/08	(m)	40 years
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011		14,156	347		2009		08/08	(m)	40 years
Lawrence, IN	—		1,604	5,867	—	—	1,604	5,867		7,471	55		2010		01/10	(m)	40 years
Laveen, AZ	—		1,665	—	—	—	1,665	(e	)	1,665	(e	)	(e	)	02/10	(m)	(e	)
Kennesaw, GA	—		3,653	—	—	—	3,653	(e	)	3,653	(e	)	(e	)	07/10	(m)	(e	)

Las Margaritas:
Indianapolis, IN	—		640	1,107	—	—	640	1,107		1,747	239		1996		12/01		40 years

Lil’ Champ:
Gainesville, FL	—		900	—	1,800	—	900	1,800		2,700	171		2006		07/05	(m)	40 years
Jacksonville, FL	—		2,225	3,265	—	—	2,225	3,265		5,490	211		2006		08/05		40 years
Ocala, FL	—		846	—	1,564	—	846	1,564		2,410	138		2006		02/06	(m)	40 years

Logan’s Roadhouse:
Alexandria, LA	—		1,218	3,049	—	—	1,218	3,049		4,267	314		1998		11/06		40 years
Beckley, WV	—		1,396	2,405	—	—	1,396	2,405		3,801	248		2006		11/06		40 years
Cookeville, TN	—		1,262	2,271	—	—	1,262	2,271		3,533	234		1997		11/06		40 years
Fort Wayne, IN	—		1,274	2,110	—	—	1,172	2,110		3,282	218		2003		11/06		40 years
Greenwood, IN	—		1,341	2,105	—	—	1,341	2,105		3,446	217		2000		11/06		40 years
Hurst, TX	—		1,858	1,916	—	—	1,858	1,916		3,774	198		1999		11/06		40 years
Jackson, TN	—		1,200	2,246	—	—	1,200	2,246		3,446	232		1994		11/06		40 years
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202		3,487	227		1998		11/06		40 years
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178		3,786	225		2005		11/06		40 years
Opelika, AL	—		1,028	1,753	—	—	1,028	1,753		2,781	181		2005		11/06		40 years
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947		4,249	201		1998		11/06		40 years
San Marcos, TX	—		837	1,453	—	—	837	1,453		2,290	150		2000		11/06		40 years
Sanford, FL	—		1,678	1,730	—	—	1,678	1,730		3,408	178		1999		11/06		40 years
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047		3,382	211		2002		11/06		40 years
Warner Robins, GA	—		905	1,534	—	—	905	1,534		2,439	158		2004		11/06		40 years
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705		4,224	172		1995		12/06		40 years
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338		2,636	135		2005		12/06		40 years
Columbus, MS	—		707	—	—	—	707	(e	)	707	(e	)	(e	)	11/10	(m)	(e	)
Lancaster, TX	—		987	—	—	—	987	(e	)	987	(e	)	(e	)	12/10	(m)	(e	)

Lowe’s:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194		12,409	1,960		2001		06/02		40 years

M & T Bank:
Carlisle, PA	—		87	103	—	—	87	103		190	13		1988		01/06		40 years

Magic China Café:
Orlando, FL	47	(o)	40	111	—	—	40	111		151	19		2001		02/04		40 years
See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed

Magic Mountain:
Columbus, OH	—	5,380	2,693	—	—	5,380	2,693	8,073	238	1990	06/07		40 years
Columbus, OH	—	2,076	1,906	—	—	2,076	1,906	3,982	169	1990	06/07		40 years

Majestic Liquors:
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	567	1996	02/05		40 years
Ft. Worth, TX	—	988	2,368	—	—	988	2,368	3,356	348	1997	02/05		40 years
Ft. Worth, TX	—	1,652	2,018	—	—	1,652	2,018	3,670	296	2000	02/05		40 years
Ft. Worth, TX	—	2,505	2,138	—	—	2,505	2,138	4,643	314	1988	02/05		40 years
Ft. Worth, TX	—	611	1,609	—	—	579	1,609	2,188	236	1974	02/05		40 years
Hudson Oaks, TX	—	361	1,029	—	—	361	1,029	1,390	151	1993	02/05		40 years
Granbury, TX	—	786	1,234	—	—	786	1,234	2,020	148	2006	05/05	(g)	40 years
Azle, TX	—	648	859	—	—	648	859	1,507	76	1970	06/07		40 years
Ft. Worth, TX	—	575	933	—	—	575	933	1,508	83	1982	06/07		40 years

Mattress Firm:
Baton Rouge, LA	—	609	914	—	—	609	914	1,523	343	1995	12/95		40 years

MC Sports:
Lapeer, MI	—	408	2,086	—	—	408	2,086	2,494	172	2007	10/05		40 years

Merchant’s Tires:
Hampton, VA	—	180	427	—	—	180	427	607	62	1986	03/05		40 years
Newport News, VA	—	234	259	—	—	234	259	493	38	1986	03/05		40 years
Norfolk, VA	—	398	508	—	—	398	508	906	74	1986	03/05		40 years
Rockville, MD	—	1,030	306	—	—	1,030	306	1,336	44	1974	03/05		40 years
Washington, DC	—	624	578	—	—	624	578	1,202	84	1983	03/05		40 years

Mi Pueblo Foods:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,004	1998	12/98	(f)	40 years

Michaels:
Fairfax, VA	—	992	773	1,369	—	992	2,141	3,133	527	1995	12/95		40 years
Grapevine, TX (n)	—	1,018	2,067	—	—	1,018	2,067	3,085	648	1998	06/98		40 years
Plymouth Meeting, PA	—	2,911	2,595	—	—	2,911	2,595	5,506	696	1999	10/98	(g)	40 years

Michael’s Family Restaurant:
Sherman, TX	—	233	126	24	—	233	150	383	29	1969	09/06		20 years

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	53	1968	04/07		15 years
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	115	1985	04/07		25 years
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	121	1989	04/07		25 years
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	173	1983	04/07		20 years
Cottage Grove, MN	—	274	485	—	—	274	485	759	72	1992	04/07		25 years
Des Moines, IA	—	249	596	—	—	249	596	845	74	1990	04/07		30 years
Des Moines, IA	—	213	476	—	—	213	476	689	88	1964	04/07		20 years
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	139	1984	04/07		20 years
Edina, MN	—	894	687	—	—	894	687	1,581	127	1985	04/07		20 years
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	236	1983	04/07		25 years
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	137	1988	04/07		30 years
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	134	1995	04/07		35 years
Houston, TX	—	796	678	—	—	796	678	1,474	101	1986	04/07		25 years
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	210	1984	04/07		30 years
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	170	1983	04/07		25 years
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	138	1995	04/07		35 years
Houston, TX	—	288	466	—	—	288	466	754	115	1970	04/07		15 years
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	268	1975	04/07		25 years
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	161	1993	04/07		35 years
Plymouth, MN	—	827	182	—	—	827	182	1,009	67	1955	04/07		10 years
Roseville, MN	—	861	564	—	—	861	564	1,425	104	1963	04/07		20 years
Spokane, WA	—	214	580	—	—	214	580	794	72	1990	04/07		30 years
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	121	1997	04/07		35 years
St. Cloud, MN (n)	—	243	391	—	—	243	391	634	73	1986	04/07		20 years
Stillwater, MN	—	289	214	—	—	289	214	503	53	1971	04/07		15 years
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	209	1995	04/07		35 years
West St Paul, MN	—	836	236	—	—	836	236	1,072	44	1972	04/07		20 years
Rochester, MN	—	319	451	—	—	319	451	770	36	1994	10/07		40 years
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	187	2003	10/07		40 years
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	223	1985	11/07		30 years
Clearwater, FL	—	825	765	—	—	825	765	1,590	96	1969	11/07		25 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	275	1987	11/07		25 years
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	156	1985	11/07		30 years
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	209	1969	11/07		25 years
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	119	1967	11/07		25 years
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	132	1986	12/07		30 years
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	80	1998	12/07		40 years
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	112	1991	12/07		40 years
El Paso, TX	—	664	824	—	—	664	824	1,488	63	1991	12/07		40 years
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	175	1983	12/07		40 years

Muchas Gracias Mexican Restaurant:
Salem, OR	—	556	736	—	—	556	736	1,292	166	1996	12/01		40 years

My Big Fat Greek Restaurant:
Tucson, AZ	—	996	2,742	—	—	996	2,742	3,738	226	2007	12/06	(m)	40 years
Olathe, KS	—	525	731	—	—	525	731	1,256	6	2005	09/10		35 years

Nitlantika:
Hollywood, FL	—	383	88	37	—	234	—	234	—	1960	12/05		15 years

Office Depot:
Arlington, TX	—	596	1,411	—	—	596	1,411	2,007	597	1994	01/94		40 years
Richmond, VA	—	889	1,948	—	—	889	1,948	2,837	710	1996	05/96		40 years
Hartsdale, NY	—	4,509	2,454	—	—	4,509	2,454	6,963	408	1996	09/97		40 years
Gastonia, NC	—	1,554	2,367	—	—	1,554	2,367	3,921	357	2004	12/04		40 years

OfficeMax:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	649	1994	07/94		40 years
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	684	1995	06/95		40 years
Altamonte Springs, FL	—	1,690	3,050	—	—	1,690	3,050	4,740	1,135	1995	01/96		40 years
Cutler Bay, FL	—	989	1,479	—	—	989	1,479	2,468	536	1995	06/96		40 years
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	1,037	1996	12/96		40 years
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	635	1995	02/97		40 years
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	739	1997	06/97		40 years
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	585	1998	09/97	(g)	40 years
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	569	1998	02/98	(m)	40 years
Leesburg, FL	—	640	—	1,929	—	640	1,929	2,569	581	1998	08/98	(m)	40 years
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	681	1995	11/98		40 years
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	527	1999	11/98	(g)	40 years

Old River Cabinets:
Fairfax, VA	—	194	365	29	—	194	394	588	73	1995	12/95		40 years

Orlando Metro Gymnastics:
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	200	2003	01/05		40 years

Palais Royale:
Sealy, TX	—	457	504	1,634	—	462	2,134	2,596	259	1982	03/99		40 years

Pantry I Petroleum:
Avis, PA	—	392	326	—	—	392	326	718	88	1976	08/05		20 years
Howard, PA	—	136	375	—	—	136	375	511	46	1987	01/06		40 years

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	24	1972	07/09		20 years

Pennstar Bank:
Dallas, PA	—	214	345	—	—	214	345	559	93	1995	08/05		20 years

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	335	1993	11/07		35 years
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	336	1993	11/07		35 years
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	388	1972	11/07		25 years
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	524	1987	11/07		30 years
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	70	1998	11/07		33 years
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	208	1989	11/07		35 years
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	333	1993	11/07		35 years
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	307	1993	11/07		35 years
Las Vegas, NV	—	1,917	2,530	—	—	1,917	2,530	4,447	226	1989	11/07		35 years
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	370	1987	11/07		30 years
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	431	1983	11/07		30 years
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	342	1995	11/07		35 years
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	290	1995	11/07		35 years
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	109	1989	11/07		28 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	285	2007	11/07		30 years
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	364	1986	11/07		30 years
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	71	1994	04/10		30 years

Perkins Restaurant:
Des Moines, IA	—	226	203	—	—	226	203	429	113	1976	06/05		10 years
Des Moines, IA	—	270	218	—	—	270	218	488	121	1977	06/05		10 years
Des Moines, IA	—	256	136	—	—	256	136	392	75	1976	06/05		10 years
Newton, IA	—	354	402	—	—	354	402	756	223	1979	06/05		10 years
Urbandale, IA	—	377	581	—	—	377	581	958	161	1979	06/05		20 years

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	161	2008	03/08		40 years
Bunnell, FL	—	316	881	—	—	316	881	1,197	60	1997	04/08		40 years
Houston, TX	—	535	—	3,426	—	535	3,426	3,961	146	2009	09/08	(m)	40 years
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	118	2009	11/08	(m)	40 years
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	62	2003	12/08		35 years

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	297	1996	12/97		40 years

Petro Express:
Charlotte, NC	—	1,025	1,605	—	—	1,025	1,605	2,630	198	1986	04/07		30 years
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	172	2001	04/07		35 years
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	224	2005	04/07		40 years
Charlotte, NC	—	1,258	1,560	—	—	1,258	1,560	2,818	145	2004	04/07		40 years
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	238	2004	04/07		40 years
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	213	1983	04/07		30 years
Charlotte, NC	—	1,037	1,468	—	—	1,037	1,468	2,505	155	1997	04/07		35 years
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	219	1996	04/07		35 years
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	227	1988	04/07		30 years
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	190	1998	04/07		35 years
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	253	1987	04/07		30 years
Charlotte, NC	—	1,323	870	—	—	1,323	870	2,193	108	1982	04/07		30 years
Charlotte, NC	—	507	698	—	—	507	698	1,205	129	1967	04/07		20 years
Charlotte, NC	—	629	876	—	—	629	876	1,505	108	1986	04/07		30 years
Charlotte, NC	—	429	425	—	—	429	425	854	53	1983	04/07		30 years
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	244	1992	04/07		30 years
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	208	1997	04/07		35 years
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	394	1998	04/07		35 years
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	209	1998	04/07		35 years
Charlotte, NC	—	1,293	1,837	—	—	1,293	1,837	3,130	227	1987	04/07		30 years
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	210	2000	04/07		35 years
Concord, NC	—	1,828	1,677	—	—	1,828	1,677	3,505	178	2002	04/07		35 years
Conover, NC	—	917	1,275	—	—	917	1,275	2,192	135	1999	04/07		35 years
Cornelius, NC	—	1,653	2,664	—	—	1,653	2,664	4,317	282	2000	04/07		35 years
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	185	1999	04/07		35 years
Fort Mill, SC	—	1,883	1,559	—	—	1,883	1,559	3,442	193	1988	04/07		30 years
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	271	1998	04/07		35 years
Gastonia, NC	—	745	760	—	—	745	760	1,505	70	2003	04/07		40 years
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	126	1990	04/07		35 years
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	130	2001	04/07		35 years
Gastonia, NC	—	335	545	—	—	335	545	880	50	2000	04/07		40 years
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	162	2002	04/07		35 years
Kings Mountain,
NC	—	1,210	982	—	—	1,210	982	2,192	104	1988	04/07		35 years
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	136	2003	04/07		35 years
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	218	1998	04/07		35 years
Lincolnton, NC	—	723	532	—	—	723	532	1,255	66	1989	04/07		30 years
Lincolnton, NC	—	2,359	1,771	—	—	2,359	1,771	4,130	188	2000	04/07		35 years
Matthews, NC	—	1,197	1,746	—	—	1,197	1,746	2,943	216	1987	04/07		30 years
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	54	2002	04/07		40 years
Monroe, NC	—	709	796	—	—	709	796	1,505	84	1999	04/07		35 years
Monroe, NC	—	421	834	—	—	421	834	1,255	88	1997	04/07		35 years
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	95	2004	04/07		40 years
Rock Hill, SC	—	778	727	—	—	778	727	1,505	90	1990	04/07		30 years
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	200	1998	04/07		35 years
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	202	1999	04/07		35 years
Statesville, NC	—	1,886	2,182	—	—	1,886	2,182	4,068	231	1999	04/07		35 years
Thomasville, NC	—	994	1,761	—	—	994	1,761	2,755	187	2000	04/07		35 years
Waxhaw, NC	—	508	747	—	—	508	747	1,255	69	2002	04/07		40 years
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	154	1999	04/07		35 years
Charlotte, NC	—	1,231	1,214	—	—	1,231	1,214	2,445	110	1997	05/07		40 years
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	207	2005	05/07		40 years
Rock Hill, SC	—	3,108	2,146	—	—	3,108	2,146	5,254	194	1999	05/07		40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
			Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation &
				Building,				Building,		Accumulated				Amortization in
				Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances		Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed

PetSmart:
Chicago, IL	—		2,724	3,566	—	—	2,724	3,566	6,290	1,096	1998	09/98		40 years

Pier I Imports:
Anchorage, AK	—		928	1,663	—	—	928	1,663	2,591	617	1995	02/96		40 years
Memphis, TN	—		713	822	—	—	713	822	1,535	278	1997	09/96	(f)	40 years
Sanford, FL	—		738	803	—	—	738	803	1,541	257	1998	06/97	(f)	40 years
Valdosta, GA	—		391	806	—	—	391	806	1,197	224	1999	01/99	(f)	40 years

Pizza Hut:
Monroeville, AL	—		547	44	—	—	547	44	591	10	1976	12/01		40 years

Popeye’s:
Snellville, GA	—		642	437	—	—	642	437	1,079	99	1995	12/01		40 years

Pro Tip Nails & Spa:
Orlando, FL	47	(o)	40	111	—	—	40	111	151	—	2001	02/04		40 years

Pull-A-Part:
Augusta, GA	—		1,414	—	1,451	—	1,414	1,451	2,865	128	2007	08/06	(m)	40 years
Birmingham, AL	—		1,165	2,090	—	—	1,165	2,090	3,255	229	1964	08/06		40 years
Charlotte, NC	—		2,913	1,724	—	—	2,913	1,724	4,637	189	2006	08/06		40 years
Conley, GA	—		1,686	1,387	—	—	1,686	1,387	3,073	152	1999	08/06		40 years
Harvey, LA	—		1,887	—	4,326	—	1,887	4,326	6,213	266	2008	08/06	(m)	40 years
Knoxville, TN	—		961	2,384	—	—	961	2,384	3,345	206	2007	08/06	(m)	40 years
Louisville, KY	—		3,206	1,532	—	—	3,206	1,532	4,738	168	2006	08/06		40 years
Nashville, TN	—		2,164	1,414	—	—	2,164	1,414	3,578	155	2006	08/06		40 years
Norcross, GA	—		1,831	1,040	—	—	1,831	1,040	2,871	114	1998	08/06		40 years
Cleveland, OH	—		4,556	—	2,096	—	4,556	2,096	6,652	164	2007	08/06	(m)	40 years
Lafayette, LA	—		1,036	—	2,226	—	1,036	2,226	3,262	169	2007	08/06	(m)	40 years
Montgomery, AL	—		934	—	2,013	—	934	2,013	2,947	157	2007	11/06	(m)	40 years
Jackson, MS	—		1,315	2,471	—	—	1,315	2,471	3,786	162	2008	12/06	(m)	40 years
Baton Rouge, LA	—		893	—	3,256	—	893	3,256	4,149	146	2009	01/07	(m)	40 years
Memphis, TN	—		1,779	—	2,964	—	1,779	2,964	4,743	195	2008	05/07	(m)	40 years
Mobile, AL	—		550	—	2,772	—	550	2,772	3,322	136	2009	06/07	(m)	40 years
Winston-Salem, NC	—		846	—	2,449	—	846	2,449	3,295	125	2009	08/07	(m)	40 years
Lithonia, GA	—		2,410	—	2,345	—	2,410	2,345	4,755	115	2009	08/07	(m)	40 years
Columbia, SC	—		935	2,178	—	—	935	2,178	3,113	107	2009	09/07	(m)	40 years
Akron, OH	—		1,065	—	1,869	—	1,065	1,869	2,934	53	2009	10/08	(m)	40 years

QuikTrip:
Alpharetta, GA	—		1,048	607	—	—	1,048	607	1,655	84	1996	06/05		40 years
Clive, IA	—		623	557	—	—	623	557	1,180	103	1994	06/05		30 years
Des Moines, IA	—		379	455	—	—	379	455	834	84	1990	06/05		30 years
Des Moines, IA	—		259	792	—	—	259	792	1,051	146	1996	06/05		30 years
Gainesville, GA	—		592	913	—	—	592	913	1,505	169	1989	06/05		30 years
Herculaneum, MO	—		856	1,613	—	—	856	1,613	2,469	298	1991	06/05		30 years
Johnston, IA	—		394	385	—	—	394	385	779	71	1991	06/05		30 years
Lee’s Summit, MO	—		374	1,224	—	—	374	1,224	1,598	170	1999	06/05		40 years
Norcross, GA	—		844	297	—	—	839	297	1,136	55	1994	06/05		30 years
Norcross, GA	—		948	294	—	—	948	294	1,242	54	1989	06/05		30 years
Norcross, GA	—		966	202	—	—	966	202	1,168	37	1993	06/05		30 years
Olathe, KS	—		793	1,392	—	—	793	1,392	2,185	193	1999	06/05		40 years
Tulsa, OK	—		1,225	650	—	—	1,225	650	1,875	120	1990	06/05		30 years
Urbandale, IA	—		340	764	—	—	340	764	1,104	106	1993	06/05		40 years
Wichita, KS	—		118	454	—	—	113	454	567	84	1989	06/05		30 years
Wichita, KS	—		127	543	—	—	127	543	670	100	1990	06/05		30 years
Woodstock, GA	—		488	1,042	—	—	488	1,042	1,530	144	1997	06/05		40 years

Qwest Corporation Service Center:
Cedar Rapids, IA	—		184	629	—	—	184	629	813	174	1976	06/05		20 years
Decorah, IA	—		72	272	—	—	72	272	344	151	1974	06/05		10 years

Rallys:
Toledo, OH	—		126	320	—	—	126	320	446	153	1989	07/92		39 years
See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to		Subsequent to		Gross Amount at Which							Life on Which
		Company		Acquisition		Carried at Close of Period (a) (b)							Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	36	2007	05/10		35 years

REB Oil:
Deerfield Beach, FL	—	770	274	—	—	770	274	1,044	35	1980	12/05		40 years
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	188	1990	12/05		40 years

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	—	—	2,937	3,032	5,969	333	1994	09/07		30 years

Reliable Life Insurance:
St. Louis, MO	—	2,078	13,762	—	—	2,076	13,762	15,838	2,224	1975	05/04		40 years

Retail Operations (h):
Bakersfield, CA	—	3,664	3,709	—	—	3,664	3,709	7,373	296	1994	03/08		35 years
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	230	2002	03/08		40 years
Bakersfield, CA	—	2,043	3,520	—	—	2,043	680	2,723	212	1988	03/08		30 years
Bakersfield, CA	—	2,564	4,465	2,093	—	2,564	6,558	9,122	416	1988	03/08		30 years
Bakersfield, CA	—	2,099	2,011	—	—	1,759	—	1,759	93	1990	03/08		35 years
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	477	1998	03/08		35 years
Bakersfield, CA	—	3,303	3,845	—	—	1,978	—	1,978	268	1975	03/08		25 years
Bakersfield, CA	—	2,798	5,260	—	—	2,044	—	2,044	263	1997	03/08		35 years
San Fernando, CA	—	6,630	2,706	—	—	6,630	2,706	9,336	257	1988	03/08		30 years
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	367	1994	03/08		35 years
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	311	2001	03/08		40 years

Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	371	1996	01/96		40 years
Conyers, GA	—	575	999	—	—	575	999	1,574	338	1997	06/97		40 years
Augusta, GA	—	569	1,327	—	—	502	1,327	1,829	433	1997	12/97		40 years
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	557	1997	12/97		40 years
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	367	1999	03/98	(g)	40 years
Mobile, AL	—	1,137	1,694	—	—	1,137	1,694	2,831	383	2000	12/01		40 years
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	451	2000	12/01		40 years
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	399	2001	02/02		40 years
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	548	2001	02/02		40 years
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	453	1999	02/02		40 years
Albany, NY	—	25	867	—	—	25	867	892	136	1994	09/04		40 years
Saratoga Springs, NY	—	762	591	30	—	762	621	1,383	93	1993	09/04		40 years
Monticello, NY	624	664	769	—	—	664	769	1,433	111	1996	03/05		40 years

Rite Rug:
Columbus, OH	—	1,596	934	13	—	1,605	939	2,544	144	1970	11/04		40 years

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	170	1997	06/06		40 years
Belvidere, IL	—	748	1,256	—	—	1,098	1,256	2,354	143	1997	06/06		40 years
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	103	1990	06/06		40 years
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	215	1991	06/06		40 years
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	197	1990	06/06		40 years
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	149	2002	06/06		40 years
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	188	2000	06/06		40 years
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	280	1989	06/06		40 years
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	126	1987	06/06		40 years
Mendota, IL	—	959	1,296	—	—	1,214	1,296	2,510	147	1996	06/06		40 years
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	189	1998	06/06		40 years
Rockford, IL	—	1,094	1,662	—	—	1,094	1,662	2,756	189	1996	06/06		40 years
Rockford, IL	—	623	1,331	—	—	623	1,331	1,954	151	2000	06/06		40 years
Springfield, IL	—	1,795	1,863	—	—	1,795	1,863	3,658	211	1978	06/06		40 years
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	194	2006	02/07		40 years
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	146	2004	02/07		40 years
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	254	2007	02/07		40 years
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	272	1988	02/07	(f)	40 years
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	297	2003	02/07		40 years
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	224	2002	02/07		40 years
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	93	1990	03/07		40 years
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	102	1974	03/07		40 years
Okawville, IL	—	930	1,147	—	—	930	1,147	2,077	97	1997	08/07		40 years
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	160	2000	09/07		40 years
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	82	2008	09/07	(f)	40 years
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	103	2008	09/07	(f)	40 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to		Subsequent to			Gross Amount at Which										Life on Which
		Company		Acquisition			Carried at Close of Period (a) (b)										Depreciation &
			Building,					Building,			Accumulated						Amortization in
			Improvements &					Improvements &			Depreciation						Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements		Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed
Alexandria, KY	—	624	1,306	—		—	624	1,306		1,930	101		1993		04/08		35 years
Covington, KY	—	486	1,420	—		—	486	1,420		1,906	110		1996		04/08		35 years
Dry Ridge, KY	—	892	1,946	—		—	892	1,946		2,838	176		1973		04/08		30 years
Florence, KY	—	615	1,242	—		—	615	1,242		1,857	96		1990		04/08		35 years
Florence, KY	—	741	1,272	—		—	741	1,272		2,013	98		1994		04/08		35 years
Florence, KY	—	884	1,557	—		—	884	1,557		2,441	121		1995		04/08		35 years
Hebron, KY	—	1,522	2,984	—		—	1,522	2,984		4,506	231		1996		04/08		35 years
Wilder, KY	—	954	1,902	—		—	954	1,902		2,856	147		1994		04/08		35 years

Robb & Stucky:
Ft. Myers, FL	—	2,188	6,225	—		—	2,188	6,225		8,413	2,052		1997		12/97		40 years

Roger & Marv’s:
Kenosha, WI	—	1,918	3,431	—		—	1,918	3,431		5,349	1,186		1992		02/97		40 years

Roni Deutch Tax Services:
Hollywood, FL	—	203	46	19		—	124	—		124	—		1960		12/05		15 years

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	—		—	1,782	1,661		3,443	557		1994		06/96		38 years
Lodi, CA	—	614	1,415	—		—	614	1,415		2,029	255		1984		03/99		40 years

Rue 21:
Lapeer, MI	—	126	645	—		—	126	645		771	53		2007		10/05		40 years

Sally Beauty Supply:
Lapeer, MI	—	33	167	—		—	33	167		200	14		2007		10/05		40 years

Saltgrass Steakhouse:
Beaumont, TX	—	553	—	—		—	553	(e	)	553	(e	)	(e	)	09/10	(m)	(e	)

Schlotzsky’s Deli:
Phoenix, AZ	—	706	315	—		—	706	315		1,021	71		1995		12/01		40 years
Scottsdale, AZ	—	717	311	—		—	717	311		1,028	70		1995		12/01		40 years

Season’s 52:
Schaumburg, IL	—	2,065	1,311	—		—	2,065	1,311		3,376	296		1998		12/01		40 years

Shek’s Chinese Express:
Eden Prairie, MN	—	65	261	—		—	65	261		326	56		1997		12/01		40 years

Shoes on a Shoestring:
Albuquerque, NM	—	1,442	2,335	—		—	1,442	2,335		3,777	791		1997		06/97		40 years

Shop’ n Save:
Homestead, PA	—	1,139	—	2,158	(j)	—	1,139	2,158		3,297	374		1994		02/97		31 years

Shop-a-Snak:
Bessemer, AL	—	564	742	—		—	564	742		1,306	86		2002		05/06		40 years
Chelsea, AL	—	391	628	—		—	391	628		1,019	73		1981		05/06		40 years
Jasper, AL	—	551	747	—		—	551	747		1,298	86		1998		05/06		40 years
Birmingham, AL	—	490	769	—		—	490	769		1,259	89		1992		05/06		40 years
Birmingham, AL	—	361	744	—		—	361	744		1,105	86		1989		05/06		40 years
Birmingham, AL	—	446	672	—		—	446	672		1,118	78		1989		05/06		40 years
Birmingham, AL	—	439	704	—		—	439	704		1,143	81		1989		05/06		40 years
Homewood, AL	—	468	657	—		—	468	657		1,125	76		1990		05/06		40 years
Hoover, AL	—	764	1,157	—		—	663	1,157		1,820	134		2005		05/06		40 years
Hoover, AL	—	713	865	—		—	713	865		1,578	100		1998		05/06		40 years
Trussville, AL	—	272	542	—		—	272	542		814	63		1992		05/06		40 years
Tuscaloosa, AL	—	525	463	—		—	525	463		988	54		1991		05/06		40 years
Tuscaloosa, AL	—	386	733	—		—	386	733		1,119	85		1991		05/06		40 years
Tuscaloosa, AL	—	432	559	—		—	432	559		991	65		1991		05/06		40 years

SOAKS Express Wash:
Ankeny, IA	—	662	—	—		—	662	(e	)	662	(e	)	(e	)	06/05		(e	)

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—		—	3,619	4,854		8,473	440		1996		05/07		40 years

Spec’s Liquor and Fine Foods:
Corpus Christi, TX	—	777	918	520		—	768	1,438		2,206	407		1967		11/93		40 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to		Subsequent to		Gross Amount at Which							Life on Which
		Company		Acquisition		Carried at Close of Period (a) (b)							Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	281	1999	12/98	(g)	40 years

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	552	1994	06/96		40 years
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	294	1988	09/97		40 years
Memphis, TN (n)	—	820	—	2,598	—	820	2,598	3,418	786	1998	12/97	(g)	40 years
Little Rock, AR	—	3,113	2,660	—	—	3,113	2,660	5,773	817	1997	09/98		40 years
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	1,190	1994	01/03		40 years

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	747	2004	08/04		40 years

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	155	1986	12/01		40 years
Kennedale, TX	—	400	692	—	—	391	692	1,083	156	1985	12/01		40 years

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	93	2001	12/05		40 years
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	179	2000	12/05		40 years
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	144	2004	12/05		40 years
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	142	1990	12/05		40 years
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	139	2000	12/05		40 years
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	227	2000	12/05		40 years
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	182	2005	12/05		40 years
Brownsville, TX	—	933	699	—	—	933	699	1,632	88	1999	12/05		40 years
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	165	2003	12/05		40 years
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	162	1995	12/05		40 years
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	128	1990	12/05		40 years
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	230	2000	12/05		40 years
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	131	1986	12/05		40 years
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	271	1995	12/05		40 years
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	193	1984	12/05		40 years
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	179	2005	12/05		40 years
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	179	1982	12/05		40 years
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	142	1995	12/05		40 years
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	205	1999	12/05		40 years
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	162	2003	12/05		40 years
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	562	2002	12/05		40 years
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	146	1984	12/05		40 years
George West, TX	—	1,243	695	—	—	1,243	695	1,938	88	1996	12/05		40 years
Harlingen, TX	—	755	601	—	—	755	601	1,356	76	1987	12/05		40 years
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	145	1999	12/05		40 years
Harlingen, TX	—	906	953	—	—	906	953	1,859	120	1991	12/05		40 years
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	170	1988	12/05		40 years
Laredo, TX	—	736	670	—	—	736	670	1,406	84	1984	12/05		40 years
Laredo, TX	—	675	533	—	—	675	533	1,208	67	1993	12/05		40 years
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	224	2000	12/05		40 years
Laredo, TX	—	459	460	—	—	459	460	919	58	1983	12/05		40 years
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	177	1993	12/05		40 years
Lawton, OK	—	697	964	—	—	697	964	1,661	122	1984	12/05		40 years
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	184	2005	12/05		40 years
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	130	2003	12/05		40 years
McAllen, TX	—	987	893	—	—	987	893	1,880	113	1999	12/05		40 years
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	153	2003	12/05		40 years
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	139	1999	12/05		40 years
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	363	2002	12/05		40 years
Pharr, TX	—	784	805	—	—	784	805	1,589	101	2000	12/05		40 years
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	237	2003	12/05		40 years
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	148	1988	12/05		40 years
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	164	1994	12/05		40 years
Portland, TX	—	656	915	—	—	656	915	1,571	115	1983	12/05		40 years
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	228	1999	12/05		40 years
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	272	2005	12/05		40 years
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	234	1994	12/05		40 years
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	200	2005	12/05		40 years
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	195	2004	12/05		40 years
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	148	1996	12/05		40 years
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	175	1988	12/05		40 years
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	95	1984	12/05		40 years
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	170	2000	12/05		40 years
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	104	1983	12/05		40 years
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	144	2005	10/06		40 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to		Subsequent to		Gross Amount at Which								Life on Which
		Company		Acquisition		Carried at Close of Period (a) (b)								Depreciation &
			Building,				Building,			Accumulated				Amortization in
			Improvements &				Improvements &			Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction	Date Acquired	Statement is Computed
Harlingen, TX	—	638	1,807	—	—	638	1,807		2,445	183		2006	12/06	40 years
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612		3,483	163		2006	12/06	40 years
San Juan, TX	—	816	1,434	—	—	816	1,434		2,250	145		2006	12/06	40 years
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773		3,106	179		2006	12/06	40 years
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838		3,605	170		2007	04/07	40 years
Harlingen, TX	—	408	826	—	—	408	826		1,234	86		1982	11/07	30 years
Laredo, TX	—	698	1,169	—	—	698	1,169		1,867	122		1981	11/07	30 years
Laredo, TX	—	448	734	—	—	448	734		1,182	77		1981	11/07	30 years
Laredo, TX	—	348	1,168	—	—	348	1,168		1,516	122		1983	11/07	30 years
Laredo, TX	—	468	728	—	—	468	728		1,196	76		1973	11/07	30 years
Laredo, TX	—	584	958	—	—	584	958		1,542	100		1981	11/07	30 years
San Benito, TX	—	420	1,135	—	—	420	1,135		1,555	118		1985	11/07	30 years
Del Rio, TX	—	1,565	758	—	—	1,565	758		2,323	59		1996	11/07	40 years
Kerrville, TX	—	640	1,616	—	—	640	1,616		2,256	126		1996	11/07	40 years
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973		5,601	232		1996	11/07	40 years
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199		5,832	250		2006	11/07	40 years
San Angelo, TX	—	194	471	—	—	194	471		665	37		1998	11/07	40 years
Pharr, TX	—	573	1,229	—	—	573	1,229		1,802	93		2000	12/07	40 years
Harlingen, TX	—	329	935	—	—	329	935		1,264	92		1980	01/08	30 years
Harlingen, TX	—	277	808	—	—	277	808		1,085	80		1983	01/08	30 years
Laredo, TX	—	325	816	—	—	325	816		1,141	80		1983	01/08	30 years
McAllen, TX	—	643	1,776	—	—	643	1,776		2,419	175		1980	01/08	30 years
Port Isabel, TX	—	299	855	—	—	299	855		1,154	84		1983	01/08	30 years
Brownsville, TX	—	843	1,429	—	—	843	1,429		2,272	94		2007	05/08	40 years
Edinburg, TX	—	834	1,787	—	—	834	1,787		2,621	117		2007	05/08	40 years
La Villa, TX	—	710	2,166	—	—	710	2,166		2,876	142		2007	05/08	40 years
Laredo, TX	—	879	1,593	—	—	879	1,593		2,472	105		2007	05/08	40 years
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934		3,117	127		2007	05/08	40 years
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383		3,653	208		1986	05/08	30 years
Houston, TX	—	696	1,458	—	—	696	1,458		2,154	74		2008	12/08	40 years
Lubbock, TX	—	671	1,612	—	—	671	1,612		2,283	82		2007	12/08	40 years

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218		272	47		1997	12/01	40 years
Albany, NY	—	3	67	—	—	3	67		70	10		1992	09/04	40 years
Cohoes, NY	—	21	116	8	—	21	123		144	18		1994	09/04	40 years

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720		1,237	42		1993	07/09	25 years
Neosho, MO	—	352	—	—	—	352	(c	)	352	(c	)	1992	07/09	(c	)

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708		1,019	117		1990	01/06	30 years

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761		2,015	264		1971	02/97	40 years
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874		3,909	997		1985	02/97	40 years

Susser:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131		3,761	923		1983	03/99	40 years

Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132		178	30		1997	12/01	40 years

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755		1,030	171		2001	12/01	40 years
Ormond Beach, FL	—	632	526	—	—	632	526		1,158	119		2001	12/01	40 years
Phoenix, AZ	—	594	283	—	—	594	283		877	64		1995	12/01	40 years
Bedford, IN	—	797	937	—	—	797	937		1,734	108		1989	05/06	40 years
Columbus, IN	—	690	1,213	—	—	690	1,213		1,903	140		2005	05/06	40 years
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055		3,312	238		1990	05/06	40 years
Evansville, IN	—	524	1,815	—	—	524	1,815		2,339	210		2005	05/06	40 years
Evansville, IN	—	221	828	—	—	221	828		1,049	96		2003	05/06	40 years
Evansville, IN	—	308	1,301	—	—	308	1,301		1,609	150		2000	05/06	40 years
Fishers, IN	—	990	486	—	—	990	486		1,476	56		1998	05/06	40 years
Greensburg, IN	—	648	1,079	—	—	648	1,079		1,727	125		1998	05/06	40 years
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650		2,682	191		2004	05/06	40 years
Indianapolis, IN	—	547	703	—	—	547	703		1,250	81		2004	05/06	40 years
Madisonville, KY	—	682	1,193	—	—	682	1,193		1,875	138		1999	05/06	40 years
Ownesboro, KY	—	639	1,326	—	—	639	1,326		1,965	153		2005	05/06	40 years
Shelbyville, IN	—	670	1,756	—	—	670	1,756		2,426	203		1998	05/06	40 years
Speedway, IN	—	408	1,426	—	—	408	1,426		1,834	165		2003	05/06	40 years
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656		2,693	191		2003	05/06	40 years
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249		3,563	260		2003	05/06	40 years
See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to		Subsequent to		Gross Amount at Which							Life on Which
		Company		Acquisition		Carried at Close of Period (a) (b)							Depreciation &
			Building,				Building,		Accumulated				Amortization in
			Improvements &				Improvements &		Depreciation				Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests	Total	and Amortization	Date of Construction	Date Acquired		Statement is Computed
Vincennes, IN	—	502	880	—	—	502	880	1,382	102	2004	05/06		40 years
Anderson, SC	—	176	436	—	—	176	436	612	1	2000	12/10		30 years
Anderson, SC	—	273	820	—	—	273	820	1,093	1	1989	12/10		25 years
Asheville, NC	—	408	732	—	—	408	732	1,140	1	1992	12/10		25 years
Asheville, NC	—	252	483	—	—	252	483	735	1	1993	12/10		25 years
Black Mountain, NC	—	149	313	—	—	149	313	462	1	1992	12/10		25 years
Blue Ridge, GA	—	276	553	—	—	276	553	829	1	1992	12/10		25 years
Cedartown, GA	—	353	890	—	—	353	890	1,243	1	1990	12/10		25 years
Duncan, SC	—	280	483	—	—	280	483	763	1	1999	12/10		30 years
Easley, SC (n)	—	444	818	—	—	444	818	1,262	1	1991	12/10		25 years
Fort Payne, AL	—	362	533	—	—	362	533	895	1	1989	12/10		25 years
Franklin, NC	—	472	687	—	—	472	687	1,159	1	1992	12/10		25 years
Gaffney, SC	—	388	940	—	—	388	940	1,328	1	1998	12/10		30 years
Greenville, SC	—	169	330	—	—	169	330	499	1	1990	12/10		25 years
Greenville, SC	—	414	810	—	—	414	810	1,224	1	1995	12/10		30 years
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	2	1988	12/10		25 years
Inman, SC	—	223	502	—	—	223	502	725	1	1999	12/10		30 years
Lavonia, GA	—	122	359	—	—	122	359	481	—	1999	12/10		30 years
Madison, AL	—	498	886	—	—	498	886	1,384	1	1985	12/10		25 years
Oneonta, AL	—	362	881	—	—	362	881	1,243	1	1992	12/10		25 years
Piedmont, SC	—	249	702	—	—	249	702	951	1	2000	12/10		30 years
Pisgah Forest, NC	—	260	672	—	—	260	672	932	1	1998	12/10		30 years
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	1	1998	12/10		30 years
Seneca, SC	—	304	807	—	—	304	807	1,111	1	1993	12/10		25 years
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	2	1991	12/10		25 years
Spartanburg, SC	—	239	496	—	—	239	496	735	1	1992	12/10		30 years
Spartanburg, SC	—	492	949	—	—	492	949	1,441	1	1993	12/10		30 years
Sylva, NC	—	580	786	—	—	580	786	1,366	1	1994	12/10		30 years
Toccoa, GA	—	201	600	—	—	201	600	801	1	1993	12/10		30 years
Waynesville, NC	—	395	585	—	—	395	585	980	1	1998	12/10		30 years

Taverna Greek Grill:
Farmington, NM	—	2,757	730	—	—	2,757	730	3,487	48	2003	12/07	(m)	40 years

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	208	1997	12/01		40 years
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	230	1998	12/01		40 years

TGI Friday’s:
Corpus Christi, TX	—	1,210	1,532	—	—	1,210	1,532	2,742	346	1995	12/01		40 years

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	135	1977	09/06		20 years

Thomasville:
Buford, GA	—	1,267	2,406	—	—	1,267	2,406	3,673	388	2004	07/04		40 years

TitleMax:
Aiken, SC	—	442	646	—	—	442	646	1,088	51	1989	08/08		30 years
Anniston, AL	—	160	453	—	—	160	453	613	27	2008	08/08		40 years
Berkeley, MO	—	237	282	—	—	237	282	519	33	1961	08/08		20 years
Cheraw, SC	—	88	330	—	—	88	330	418	31	1976	08/08		25 years
Columbia, SC	—	212	319	—	—	212	319	531	25	1987	08/08		30 years
Dalton, GA	—	178	347	—	—	178	347	525	33	1972	08/08		25 years
Darlington, SC	—	47	267	—	—	47	267	314	25	1973	08/08		25 years
Fairfield, AL	—	133	178	—	—	133	178	311	17	1974	08/08		25 years
Gadsden, AL	—	250	389	—	—	250	389	639	23	2007	08/08		40 years
Hueytown, AL	—	135	93	—	—	135	93	228	22	1948	08/08		10 years
Jonesboro, GA	—	675	292	—	—	675	292	967	28	1970	08/08		25 years
Lawrenceville, GA	—	370	332	—	—	370	332	702	26	1986	08/08		30 years
Lewisburg, TN	—	70	298	—	—	70	298	368	20	1998	08/08		35 years
Macon, GA	—	103	290	—	—	103	290	393	34	1967	08/08		20 years
Marietta, GA	—	285	278	—	—	285	278	563	33	1967	08/08		20 years
Memphis, TN	—	226	444	—	—	226	444	670	35	1986	08/08		30 years
Memphis, TN	—	111	237	—	—	111	237	348	19	1981	08/08		30 years
Montgomery, AL	—	96	233	—	—	96	233	329	22	1970	08/08		25 years
Nashville, TN	—	268	276	—	—	268	276	544	26	1978	08/08		25 years
Nashville, TN	—	256	301	—	—	256	301	557	24	1982	08/08		30 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to		Subsequent to		Gross Amount at Which									Life on Which
		Company		Acquisition		Carried at Close of Period (a) (b)									Depreciation &
			Building,				Building,			Accumulated					Amortization in
			Improvements &				Improvements &			Depreciation					Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired	Statement is Computed
Norcross, GA	—	599	350	—	—	599	350		949	33		1975		08/08	25 years
Pulaski, TN	—	109	361	—	—	109	361		470	29		1986		08/08	30 years
Riverdale, GA	—	877	400	—	—	877	400		1,277	38		1978		08/08	25 years
Snellville, GA	—	565	396	—	—	565	396		961	38		1977		08/08	25 years
Springfield, MO	—	125	230	—	—	125	230		355	22		1979		08/08	25 years
Springfield, MO	—	220	400	—	—	220	400		620	38		1979		08/08	25 years
St. Louis, MO	—	134	398	—	—	134	398		532	27		1993		08/08	35 years
St. Louis, MO	—	244	288	—	—	244	288		532	27		1971		08/08	25 years
Sylacauga, AL	—	94	191	—	—	94	191		285	15		1986		08/08	30 years
Taylors, SC	—	299	372	—	—	299	372		671	25		1999		08/08	35 years

Tony’s Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229		1,822	150		1998		08/06	40 years

Top’s:
Lacey, WA	—	2,777	7,082	—	—	2,777	7,082		9,859	2,457		1992		02/97	40 years

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	200	—	100	1,599		1,699	428		1983		03/99	40 years

Tully’s:
Cheektowaga, NY	—	689	386	—	—	689	386		1,075	87		1994		12/01	40 years

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086		2,157	92		2005		08/07	40 years
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119		2,515	73		2004		05/08	40 years

Uni-Mart:
Bear Creek, PA	—	191	230	—	—	191	230		421	62		1980		08/05	20 years
Chambersburg, PA	—	76	197	—	—	76	197		273	53		1990		08/05	20 years
East Brady, PA	—	269	583	—	—	269	583		852	157		1987		08/05	20 years
Pleasant Gap, PA	—	332	593	—	—	332	593		925	159		1996		08/05	20 years
Port Vue, PA	—	824	118	—	—	824	118		942	32		1953		08/05	20 years
Punxsutawney, PA	—	253	542	—	—	253	542		795	146		1983		08/05	20 years
Shamokin, PA	—	324	506	—	—	324	506		830	136		1956		08/05	20 years
Shippensburg, PA	—	204	330	—	—	204	330		534	89		1989		08/05	20 years
Taylor, PA	—	181	527	—	—	181	527		708	142		1973		08/05	20 years
Wilkes-Barre, PA	—	178	471	—	—	178	471		649	127		1989		08/05	20 years
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957		2,833	526		1998		08/05	20 years
Wilkes-Barre, PA	—	171	422	—	—	171	422		593	114		1999		08/05	20 years
Williamsport, PA	—	909	122	—	—	909	122		1,031	33		1950		08/05	20 years
Ashland, PA	—	355	545	—	—	355	545		900	144		1977		09/05	20 years
Bear Creek, PA (n)	—	689	275	—	—	689	275		964	73		1980		09/05	20 years
Mountaintop, PA	—	423	616	—	—	423	616		1,039	163		1987		09/05	20 years
Effort, PA	—	1,297	1,202	—	—	1,297	1,202		2,499	149		2000		01/06	40 years
Export, PA	—	222	215	—	—	222	215		437	27		1988		01/06	40 years
Hughesville, PA	—	290	566	—	—	290	566		856	70		1977		01/06	40 years
McSherrystown, PA	—	135	365	—	—	135	365		500	45		1988		01/06	40 years
Milesburg, PA	—	134	373	—	—	134	373		507	46		1987		01/06	40 years
Nanticoke, PA	—	175	482	—	—	175	482		657	60		1988		01/06	40 years
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,203		2,265	149		2000		01/06	40 years
Plains, PA	—	204	401	—	—	204	401		605	50		1994		01/06	40 years
Punxsutawney, PA	—	294	650	—	—	294	650		944	81		1983		01/06	40 years
Williamsport, PA	—	295	379	—	—	295	379		674	47		1988		01/06	40 years
Burnham, PA	—	265	510	—	—	340	435		775	97		1978		07/06	20 years

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535		1,013	81		1981		12/04	40 years
Cedar Park, TX	—	535	829	—	—	535	829		1,364	125		1990		12/04	40 years
Clearwater, FL	—	1,173	1,811	—	—	1,173	1,811		2,984	273		2001		12/04	40 years
Fort Collins, CO	—	2,057	978	—	—	2,057	978		3,035	148		1975		12/04	40 years
Irving, TX	—	708	911	—	—	708	911		1,619	138		1984		12/04	40 years
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125		3,240	321		2000		12/04	40 years
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944		3,687	294		2002		12/04	40 years
Oklahoma City, OK	—	744	1,265	—	—	744	1,265		2,009	191		1997		12/04	40 years
Perrysburg, OH	—	642	1,119	—	—	642	1,119		1,761	169		1979		12/04	40 years
Plano, TX	—	1,030	1,148	—	—	1,030	1,148		2,178	173		1996		12/04	40 years
Temple, TX	—	1,160	1,360	—	—	1,160	1,360		2,520	205		1998		12/04	40 years
Ft. Worth, TX	—	510	1,128	—	—	510	1,128		1,638	168		1997		01/05	40 years
Ft. Worth, TX	—	1,428	—	—	—	1,428	(i	)	1,428	(i	)	(i	)	01/05	(i	)
Melbourne, FL	—	747	607	—	—	747	607		1,354	85		1970		05/05	40 years

See accompanying report of independent registered public accounting firm.

				Costs Capitalized
		Initial Cost to Company		Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)										Life on Which Depreciation &
			Building,				Building,			Accumulated						Amortization in
			Improvements &				Improvements &			Depreciation						Latest Income
	Encumbrances	Land	Leasehold Interests	Improvements	Carrying Costs	Land	Leasehold Interests		Total	and Amortization		Date of Construction		Date Acquired		Statement is Computed

United Trust Bank:
Bridgeview, IL	—	673	744	—	—	673	744		1,417	168		1997		12/01		40 years

Vacant Land:
Florence, AL	—	1,034	—	—	—	748	(e	)	748	(e	)	(e	)	06/04		(e	)
Longwood, FL	—	975	—	—	—	975	(e	)	975	(e	)	(e	)	03/06		(e	)

Vacant Property:
Arlington, TX	—	435	2,300	334	—	435	2,634		3,069	845		1996		06/96		38 years
Sarasota, FL	—	1,168	1,904	219	—	1,168	2,122		3,290	375		1996		09/97		40 years
Knoxville, TN	—	467	735	—	—	467	735		1,202	220		1999		01/98	(f)	40 years
Aransas Pass, TX	—	90	1,241	—	—	89	1,241		1,330	366		1983		03/99		40 years
Corpus Christi, TX	—	224	2,159	—	—	224	2,159		2,383	636		1983		03/99		40 years
Sarasota, FL	—	471	1,344	312	—	471	1,656		2,127	243		1983		03/99		40 years
Sealy, TX	—	820	905	—	—	820	905		1,725	267		1982		03/99		40 years
Winfield, AL	—	420	1,685	—	—	420	1,685		2,105	497		1983		03/99		40 years
Augusta, GA	—	177	674	—	—	177	674		851	152		1998		12/01		40 years
Chandler, AZ	—	655	791	—	—	655	791		1,446	182		1997		12/01		40 years
Cincinnati, OH	—	282	521	279	—	543	539		1,082	119		1998		12/01		40 years
Clifton, CO	—	245	732	—	—	245	732		977	166		1998		12/01		40 years
Columbus, OH	—	1,032	1,107	—	—	1,032	1,107		2,139	250		1998		12/01		40 years
Eden Prairie, MN	—	76	211	94	—	76	305		381	66		1997		12/01		40 years
Jacksonville, FL	—	987	856	—	—	794	—		794	170		1996		12/01		40 years
Mesa, AZ	—	153	400	—	—	153	400		553	116		1997		12/01		40 years
Mesa, AZ	—	43	113	363	—	43	476		519	32		1997		12/01		40 years
Montgomery, AL	—	1,418	1,140	—	—	1,418	1,044		2,462	244		1999		12/01		40 years
Southfield, MI	—	405	644	—	—	405	644		1,049	167		1976		12/01		40 years
Swansea, IL	—	92	265	—	—	92	265		357	60		1997		12/01		40 years
Florissant, MO	—	2,490	2,937	—	—	2,490	2,937		5,427	566		1996		04/03		40 years
Woodstock, GA	—	1,937	1,285	—	—	1,891	1,016		2,907	210		1997		05/03		40 years
Buford, GA	—	1,925	5,035	—	—	1,925	5,035		6,960	813		2003		07/04		40 years
Cohoes, NY	—	27	145	9	—	27	154		181	23		1994		09/04		40 years
Cohoes, NY	—	46	246	16	—	46	262		308	39		1994		09/04		40 years
Hudson Falls, NY	—	57	780	39	—	57	819		876	126		1990		09/04		40 years
Ticonderoga, NY	—	89	689	—	—	89	689		778	108		1993		09/04		40 years
Gastonia, NC	—	994	1,513	—	—	994	1,513		2,507	229		2004		12/04		40 years
Dallas, TX	—	2,407	2,299	—	—	2,407	2,299		4,706	312		1971		06/05		40 years
Dallas, TX	—	1,554	1,229	—	—	1,554	1,229		2,783	170		1982		06/05		40 years
Olean, NY	—	40	259	—	—	40	259		299	70		1990		08/05		20 years
Fairview Heights, IL	—	1,258	2,623	—	—	1,258	2,623		3,881	342		1980		10/05		40 years
Lapeer, MI	—	29	211	—	—	29	211		240	18		2007		10/05		40 years
Lapeer, MI	—	100	721	—	—	100	721		821	61		2007		10/05		40 years
Lafayette, LA	—	603	1,149	—	—	603	1,149		1,752	145		1999		12/05		40 years
West Palm Beach, FL	—	619	161	—	—	619	161		780	35		1984		09/06		20 years
Hillman, MI	—	167	823	—	—	167	363		530	64		1952		10/06		40 years
Lithonia, GA	—	923	1,276	—	—	923	1,276		2,199	113		2002		06/07		40 years
Lubbock, TX	—	2,606	2,898	—	—	2,606	2,898		5,504	251		1983		07/07		40 years
Lubbock, TX	—	1,293	1,211	—	—	1,293	1,211		2,504	105		1983		07/07		40 years
Bakersfield, CA	—	1,643	1,959	—	—	530	—		530	137		1975		03/08		25 years
Bellingham, WA	—	1,237	1,260	—	—	1,237	408		1,645	61		1994		06/08		30 years
Lubbock, TX	—	943	957	—	—	943	957		1,900	12		1964		11/10		10 years

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006		6,768	961		1998		10/97	(g)	40 years

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	368	—	297	810		1,107	134		1999		06/98	(f)	40 years

Walgreens:
Sunrise, FL	—	1,958	1,401	—	—	1,958	1,401		3,359	267		1994		05/03		40 years
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056		4,249	423		2003		06/05		40 years
Boise, ID	—	792	1,875	—	—	792	1,875		2,667	49		2000		03/10		30 years
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253		3,315	59		2000		03/10		30 years

Wendy’s:
Sacramento, CA	—	586	—	—	—	586	(i	)	586	(i	)	(i	)	02/98		(i	)
New Kensington, PA	—	501	333	—	—	501	333		834	75		1980		12/01		40 years

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419		1,043	95		1995		12/01		40 years

See accompanying report of independent registered public accounting firm.

					Costs Capitalized
		Initial Cost to			Subsequent to		Gross Amount at Which												Life on Which
		Company			Acquisition		Carried at Close of Period (a) (b)												Depreciation &
				Building,					Building,				Accumulated						Amortization in
				Improvements &					Improvements &				Depreciation						Latest Income
	Encumbrances	Land		Leasehold Interests	Improvements	Carrying Costs	Land		Leasehold Interests		Total		and Amortization		Date of Construction		Date Acquired		Statement is Computed

Wherehouse Music:
Homewood, AL	—	1,032		697	—	—	1,032		697		1,729		158		1997		12/01		40 years
Independence, MO	—	503		1,209	—	—	503		1,209		1,712		152		1994		12/05		40 years

Wingfoot:
Beaverdam, OH	—	(l	)	1,521	—	—	(l	)	1,521		1,521		138		2004		05/07		40 years
Benton, AR	—	(l	)	309	—	—	(l	)	309		309		27		2001		05/07		40 years
Bowman, SC	—	(l	)	969	—	—	(l	)	969		969		100		1998		05/07		35 years
Dalton, GA	—	(l	)	1,541	—	—	(l	)	1,541		1,541		140		2004		05/07		40 years
Dandridge, TN	—	(l	)	1,030	—	—	(l	)	1,030		1,030		107		1989		05/07		35 years
Franklin, OH	—	(l	)	563	—	—	(l	)	563		563		58		1998		05/07		35 years
Gary, IN	—	(l	)	1,486	—	—	(l	)	1,486		1,486		135		2004		05/07		40 years
Georgetown, KY	—	(l	)	679	—	—	(l	)	679		679		82		1997		05/07		30 years
Mebane, NC	—	(l	)	561	—	—	(l	)	561		561		58		1998		05/07		35 years
Piedmont, SC	—	(l	)	567	—	—	(l	)	567		567		59		1999		05/07		35 years
Port Wentworth,
GA	—	(l	)	552	—	—	(l	)	552		552		57		1998		05/07		35 years
Valdosta, GA	—	(l	)	1,477	—	—	(l	)	1,477		1,477		134		2004		05/07		40 years
Temple, GA	—	(l	)	1,065	—	—	(l	)	1,065		1,065		83		2007		06/07		40 years
Whiteland, IN	—	(l	)	1,471	—	—	(l	)	1,471		1,471		127		2004		07/07		40 years
Des Moines, IA	—	(l	)	816	—	—	(l	)	816		816		71		1987		07/07		40 years
Robinson, TX	—	(l	)	1,183	—	—	(l	)	1,183		1,183		92		2007		07/07		40 years
Kearney, MO	—	(l	)	1,269	—	—	(l	)	1,269		1,269		110		2003		07/07		40 years
Oklahoma City, OK	—	(l	)	1,247	—	—	(l	)	1,247		1,247		90		2008		08/07		40 years
Amarillo, TX	—	(l	)	1,158	—	—	(l	)	1,158		1,158		74		2008		02/08		40 years
Jackson, MS	—	(l	)	1,281	—	—	(l	)	1,281		1,281		79		2008		03/08		40 years
Glendale, KY	—	(l	)	1,066	—	—	(l	)	1,066		1,066		59		2008		07/08		40 years
Lebanon, TN	—	(l	)	1,331	—	—	(l	)	1,331		1,331		68		2008		08/08		40 years
Laredo, TX	—	(l	)	1,238	—	—	(l	)	1,238		1,238		55		2009		11/08	(q)	40 years
Midland, TX	—	(l	)	1,148	—	—	(l	)	1,148		1,148		13		2010		04/10	(q)	40 years
Tuscaloosa, AL	—	(l	)	8	—	—	(l	)	8		8		—		(q	)	08/10	(q)	(q	)
Kenly, NC	—	(l	)	—	—	—	(l	)	—		—		—		(q	)	11/10	(q)	(q	)

Winn-Dixie:
Columbus, GA	—	1,023		1,875	—	—	1,023		1,875		2,898		350		1984		07/03		40 years

Wireless Wizard:
Ridgeland, MS	—	436		523	26	—	436		549		985		66		1997		08/06		40 years

Your Choice:
Hazleton, PA	—	670		377	—	—	670		377		1,047		101		1974		08/05		20 years
Montoursville, PA	—	158		415	13	—	158		428		586		52		1988		01/06		40 years

Ziebart:
Maplewood, MN	—	308		311	—	—	308		311		619		46		1990		02/05		40 years
Middleburg Heights, OH	—	199		148	—	—	199		148		347		22		1961		02/05		40 years

Zio’s Italian Kitchen:
Aurora, CO (n)	—	1,168		1,105	—	—	1,168		1,105		2,273		210		2000		06/05		30 years

Leasehold Interests:
Lima, OH	—	1,290		—	—	—	1,290		(e	)	1,290		1,055		(e	)	08/01		(e	)

SUBTOTAL	20,524	1,127,836		1,463,619	151,411	—	1,123,517		1,592,756		2,716,273		222,921

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:

Barnes & Noble:
Plantation, FL	—	—		3,498	—	—	—		(c	)	(c	)	(c	)	1996		05/95	(f)	(c	)

Borders:
Altamonte Springs, FL	—	—		3,267	—	—	—		(c	)	(c	)	(c	)	1997		09/97		(c	)

Checkers:
Orlando, FL	—	—		287	—	—	—		(c	)	(c	)	(c	)	1988		07/92		(c	)

CVS:
San Antonio, TX	—	—		744	—	—	—		(c	)	(c	)	(c	)	1993		12/93		(c	)
Amarillo, TX	—	159		855	—	—	(d	)	(d	)	(d	)	(d	)	1994		12/94		(d	)
Lafayette, LA	—	—		949	—	—	—		(c	)	(c	)	(c	)	1995		01/96		(c	)
Oklahoma City, OK	—	(l	)	1,365	—	—	(l	)	(c	)	(c	)	(c	)	1997		06/97		(c	)
Oklahoma City, OK	—	(l	)	1,419	—	—	(l	)	(c	)	(c	)	(c	)	1997		06/97		(c	)
See accompanying report of independent registered public accounting firm.

						Costs Capitalized
			Initial Cost to			Subsequent to		Gross Amount at Which												Life on Which
			Company			Acquisition		Carried at Close of Period (a) (b)												Depreciation &
					Building,					Building,				Accumulated						Amortization in
					Improvements &					Improvements &				Depreciation						Latest Income
	Encumbrances		Land		Leasehold Interests	Improvements	Carrying Costs	Land		Leasehold Interests		Total		and Amortization		Date of Construction		Date Acquired		Statement is Computed
Denny’s:
Stockton, CA	—		940		509	—	—	(d	)	(d	)	(d	)	(d	)	1982		09/06		(d	)

Food 4 Less:
Chula Vista, CA	—		—		4,266	—	—	—		(c	)	(c	)	(c	)	1995		11/98		(c	)

Heilig-Meyers/The Room Store:
York, PA	—		279		1,110	—	—	(d	)	(d	)	(d	)	(d	)	1997		11/98		(d	)
Marlow Heights, MD	—		416		1,397	—	—	(d	)	(d	)	(d	)	(d	)	1968		11/98		(d	)

Jared Jewelers:
Phoenix, AZ	215	(k)	(l	)	1,242	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Toledo, OH	—		(l	)	1,458	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Oviedo, FL	364	(k)	(l	)	1,500	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Lewisville, TX	187	(k)	(l	)	1,503	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)
Glendale, AZ	—		(l	)	1,599	—	—	(l	)	(c	)	(c	)	(c	)	1998		12/01		(c	)

Kash n’ Karry:
Valrico, FL	2,979	(p)	1,235		3,255	—	—	(d	)	(d	)	(d	)	(d	)	1997		06/02		(d	)

Rite Aid:
Kennett Square, PA	—		(l	)	—	1,984	—	(l	)	(c	)	(c	)	(c	)	2000		12/00		(c	)
Arlington, VA	—		(l	)	3,201	—	—	(l	)	(c	)	(c	)	(c	)	2000		02/02		(c	)

Sunshine Energy:
Altamont, KS	—		124		142	—	—	(d	)	(d	)	(d	)	(d	)	1979		07/09		(d	)
Chouteau, OK	—		113		301	—	—	(d	)	(d	)	(d	)	(d	)	1988		07/09		(d	)
Neosho, MO	—		—		775	—	—	—		(c	)	(c	)	(c	)	1992		07/09		(c	)

SUBTOTAL	3,745		3,266		34,642	1,984	—	—		—		—		—

Real Estate Held for Sale the Company has Invested in:

Our Place:
North Richland Hills, TX	—		584		180	184	—	596		342		938		—		1989		02/06		—

Power Center:
Midland, MI	—		1,085		1,635	—	—	1,085		1,635		2,720		—		2006		05/05	(g)	—
Elmira, NY	—		2,248		7,159	—	—	2,248		5,291		7,539		—		2006		08/05	(g)	—
Topsham, ME	—		1,885		1,735	—	—	1,885		62		1,947		—		2007		02/06	(g)	—
Irving, TX	—		951		1,090	—	—	951		1,063		2,014		—		1987		02/06		—
Waxahachie, TX	—		1,249		1,097	—	—	1,249		1,069		2,318		—		1995		02/06		—
Harlingen, TX	—		247		807	—	—	247		807		1,054		—		2008		09/06	(g)	—
Harlingen, TX.	—		749		1,238	—	—	749		1,238		1,987		—		2008		09/06	(g)	—
Woodstock, GA	—		261		701	—	—	261		606		867		—		1997		07/08		—

Tutor Time:
Elk Grove, CA	—		1,216		2,786	—	—	1,216		2,741		3,957		—		2009		09/08		—

Vacant Land:
Grand Prairie, TX	—		387		—	—	—	108		—		108		(e	)	(e	)	12/02		—
Topsham, ME	—		1,034		—	—	—	293		—		293		(e	)	(e	)	02/06		—
Rockwall, TX	—		900		—	—	—	900		—		900		(e	)	(e	)	02/06		—
Fairfield Township, OH	—		3,201		—	—	—	1,868		—		1,868		(e	)	(e	)	08/06		—
Bonita Springs, FL	—		112		—	—	—	25		—		25		(e	)	(e	)	09/06		—
Lancaster, OH	—		2,135		—	—	—	1,339		—		1,339		(e	)	(e	)	01/08		—
Hadley, MA	—		2,869		—	—	—	2,091		—		2,091		(e	)	(e	)	02/08		—

SUBTOTAL	—		21,113		18,428	184	—	17,111		14,854		31,965		—

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2010

(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2010, 2009, and 2008 are summarized as follows:

	2010	2009	2008
Land, buildings, and leasehold interests:
Balance at the beginning of year	$2,584,947	$2,605,288	$2,415,536
Acquisitions, completed construction and tenant improvements	248,438	35,924	410,787
Disposition of land, buildings, and leasehold interests	(58,438)	(21,751)	(215,542)
Provision for loss on impairment of real estate	—	(34,514)	(5,493)

Balance at the close of year	$2,774,947	$2,584,947	$2,605,288

Accumulated depreciation and amortization:
Balance at the beginning of year	$183,949	$146,289	$111,080
Disposition of land, buildings, and leasehold interests	(2,071)	(3,143)	(2,591)
Depreciation and amortization expense	41,043	40,803	37,800

Balance at the close of year	$222,921	$183,949	$146,289

As of December 31, 2010, 2009, and 2008, the detailed real estate schedule excludes work in progress of $26,699, $5,634, and $42,253, respectively, which is included in the above reconciliation.

(b)	As of December 31, 2010, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2010, the aggregate cost of the properties owned by NNN that are under operating leases were $2,641,832 and financing leases were $4,178.

(c)	For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(d)	For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease; therefore, depreciation is not applicable.

(e)	NNN owns only the land for this property.

(f)	Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN purchased the buildings from the tenants upon completion of construction, generally within 12 months from the acquisition of the land.

(g)	Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June of 2009, NNN acquired the operations of the auto service business which was operated on certain Investment Properties.

(i)	NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.

(j)	In 2005, there was a lease amendment to this property, resulting in a reclassification from a direct financing lease to an operating lease.

(k)	NNN owns only the building for this property, which is encumbered by a fixed rate mortgage and security agreement.

(l)	NNN owns only the building for this property. The land is subject to a ground lease between NNN and an unrelated third party.

(m)	Date acquired represents acquisition date of land. Pursuant to lease agreement, NNN funds the tenant’s construction draws, final funding occurs generally within 12 months from the acquisition of the land.

(n)	The tenant of this property has subleased the property. The tenant continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to NNN.

(o)	Property is encumbered as a part of NNN’s $6,952 long-term, fixed rate mortgage and security agreement.

(p)	Property is encumbered as a part of NNN’s $21,000 long-term, fixed rate mortgage and security agreement.

(q)	The land is subject to a ground lease between NNN and an unrelated third party. Pursuant to the lease agreement, NNN funds the tenant’s construction draws, final funding occurs generally within 12 months from the execution of the ground lease.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 2010

(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms		Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (f)		Principal Amount of Loans Subject to Delinquent Principal or Interest

First mortgages on properties:
Paramus, NJ	9.000%	2022	(b	)	—	$6,000	$4,971		$—

Des Moines, IA	8.000%	2013	(d	)	—	400	269		—

Terre Haute, IN	7.000%	2011	(c	)	—	1,582	1,452		—

Cleveland, OH	10.000%	2028	(c	)	—	6,644	6,644		—

Milford, CT	8.000%	2013	(c	)	—	1,550	1,550		—

Hollywood, FL	6.000%	2013	(c	)	—	450	450		—

Taylorsville, NC	9.500%	2013	(e	)	—	352	352		—

4 properties in FL and GA	6.250%	2014	(c	)	—	5,500	5,450		—

						$22,478	$21,138	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2010	2009		2008
Balance at beginning of year	$34,707	$35,993		$49,336
New mortgage loans	6,302 (g)	2,259	(g)	17,028 (g)
Deductions during the year:
Collections of principal	(7,148)	(3,545)		(27,874)
Foreclosures	(12,723)	—		(2,497)

Balance at the close of year	$21,138	$34,707		$35,993

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Principal and interest is payable in full on the earlier of (i) specific events as outlined in the loan agreement, or (ii) maturity date.

(f)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2010, 2009 and 2008 were $21,138, $34,707, and $35,993, respectively.

(g)	Mortgages totaling $6,302, $2,259, and $17,028, were accepted in connection with real estate transactions for the year ended December 31, 2010, 2009 and 2008, respectively.

See accompanying report of independent registered public accounting firm.