Form 10-Q
period 2011-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2011-05-05
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

85,011,819 shares of common stock, $0.01 par value, outstanding as of April 28, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,560,213	$2,519,950
Accounted for using the direct financing method	31,107	29,773
Real estate, Inventory Portfolio, held for sale	31,230	32,076
Investment in unconsolidated affiliate	4,466	4,515
Mortgages, notes and accrued interest receivable, net of allowance	29,905	30,331
Commercial mortgage residual interests	16,402	15,915
Cash and cash equivalents	2,557	2,048
Receivables, net of allowance of $1,817 and $1,750, respectively	2,831	3,403
Accrued rental income, net of allowance of $4,001 and $3,609, respectively	25,482	25,535
Debt costs, net of accumulated amortization of $12,372 and $11,198, respectively	8,192	9,366
Other assets	41,312	40,663

Total assets	$2,753,697	$2,713,575

LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$184,200	$161,000
Mortgages payable	23,997	24,269
Notes payable – convertible, net of unamortized discount of $10,597 and $12,201, respectively	351,138	349,534
Notes payable, net of unamortized discount of $1,068 and $1,118, respectively	598,932	598,882
Accrued interest payable	19,015	7,342
Other liabilities	39,544	43,774

Total liabilities	1,216,826	1,184,801

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 84,570,503 and 83,613,289 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	847	838
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,448,689	1,429,750
Retained earnings	(9,319)	3,234
Accumulated other comprehensive income	3,322	1,661

Total stockholders’ equity of NNN	1,535,539	1,527,483
Noncontrolling interests	1,332	1,291

Total equity	1,536,871	1,528,774

Total liabilities and equity	$2,753,697	$2,713,575

See accompanying notes to condensed consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Revenues:
Rental income from operating leases	$57,340	$51,919
Earned income from direct financing leases	760	764
Percentage rent	113	54
Real estate expense reimbursement from tenants	2,335	1,758
Interest and other income from real estate transactions	637	950
Interest income on commercial mortgage residual interests	767	1,049

	61,952	56,494

Retail operations:
Revenues	8,850	6,536
Operating expenses	(8,852)	(6,669)

Net	(2)	(133)

Operating expenses:
General and administrative	6,657	5,581
Real estate	3,722	3,472
Depreciation and amortization	13,525	11,807
Impairment – commercial mortgage residual interests valuation adjustment	129	3,683

	24,033	24,543

Earnings from operations	37,917	31,818

Other expenses (revenues):
Interest and other income	(342)	(252)
Interest expense	17,662	15,989

	17,320	15,737

Earnings from continuing operations before income tax benefit (expense) and equity in earnings of unconsolidated affiliate	20,597	16,081

Income tax benefit (expense)	19	(104)
Equity in earnings of unconsolidated affiliate	109	105

Earnings from continuing operations	20,725	16,082

Earnings (loss) from discontinued operations (Note 7):
Real estate, Investment Portfolio, net of income tax benefit (expense)	(4)	75
Real estate, Inventory Portfolio, net of income tax expense	132	141

	128	216

See accompanying notes to condensed consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Earnings including noncontrolling interests	$20,853	$16,298

Loss (earnings) attributable to noncontrolling interests:
Continuing operations	26	143
Discontinued operations	(59)	(76)

	(33)	67

Net earnings attributable to NNN	$20,820	$16,365

Net earnings attributable to NNN	$20,820	$16,365
Series C preferred stock dividends	(1,696)	(1,696)

Net earnings available to common stockholders	$19,124	$14,669

Net earnings per share of common stock:
Basic:
Continuing operations	$0.23	$0.18
Discontinued operations	0.00	0.00

Net earnings	$0.23	$0.18

Diluted:
Continuing operations	$0.23	$0.18
Discontinued operations	0.00	0.00

Net earnings	$0.23	$0.18

Weighted average number of common shares outstanding:
Basic	83,122,731	82,320,772

Diluted	83,570,438	82,446,011

See accompanying notes to condensed consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities:
Earnings including noncontrolling interests	$20,853	$16,298
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	1,739	1,113
Stock option expense – tax effect	—	122
Depreciation and amortization	13,670	12,045
Impairment – commercial mortgage residual interests valuation	129	3,683
Amortization of notes payable discount	1,654	1,552
Amortization of deferred interest rate hedges	(43)	(42)
Equity in earnings of unconsolidated affiliate	(109)	(105)
Distributions received from unconsolidated affiliate	149	143
Gain on disposition of real estate, Investment Portfolio	(30)	(22)
Gain on note receivable and property foreclosures	—	(16)
Gain on disposition of real estate, Inventory Portfolio	(102)	(87)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(92)	(8)
Proceeds from disposition of real estate, Inventory Portfolio	1,058	775
Decrease in real estate leased to others using the direct financing method	413	372
Increase in work in process	(322)	(152)
Decrease (increase) in mortgages, notes and accrued interest receivable	209	(153)
Decrease in receivables	581	766
Increase in commercial mortgage residual interests	(556)	(15)
Decrease (increase) accrued rental income	53	(270)
Decrease in other assets	502	236
Increase in accrued interest payable	11,673	11,015
Decrease in other liabilities	(3,132)	(734)
Increase (decrease) in tax liability	569	(70)

Net cash provided by operating activities	48,866	46,446

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	773	1,419
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(57,512)	(6,491)
Accounted for using the direct financing method	(1,747)	—
Increase in mortgages and notes receivable	(1,245)	—
Principal payments on mortgages and notes	1,462	291
Payment of lease costs	(138)	(269)
Other	463	(750)

Net cash used in investing activities	$(57,944)	$(5,800)

See accompanying notes to condensed consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from financing activities:
Proceeds from line of credit payable	$129,500	$—
Repayment of line of credit payable	(106,300)	—
Repayment of mortgages payable	(272)	(253)
Proceeds from issuance of common stock	20,025	8,357
Payment of Series C preferred stock dividends	(1,696)	(1,696)
Payment of common stock dividends	(31,678)	(31,026)
Noncontrolling interest contributions	41	—
Noncontrolling interest distributions	(33)	(10)

Net cash provided by (used in) financing activities	9,587	(24,628)

Net increase in cash and cash equivalents	509	16,018

Cash and cash equivalents at beginning of period	2,048	15,225

Cash and cash equivalents at end of period	$2,557	$31,243

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$5,040	$4,460

Taxes paid (received)	$(541)	$88

Supplemental disclosure of non-cash investing and financing activities:
Issued 139,351 and 392,474 shares of restricted and unrestricted common stock in 2011 and 2010, respectively, pursuant to NNN’s performance incentive plan	$3,407	$8,392

Issued 2,391 and 2,949 shares of common stock in 2011 and 2010, respectively, to directors pursuant to NNN’s performance incentive plan	$59	$59

Issued 7,115 and 6,823 shares of common stock in 2011 and 2010, respectively, pursuant to NNN’s Deferred Director Fee Plan	$122	$93

Change in other comprehensive income	$1,661	149

Mortgage receivable accepted in connection with real estate transactions	$—	$5,500

Mortgages payable assumed in connection with real estate transactions	$—	$5,432

See accompanying notes to condensed consolidated financial statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

March 31, 2011
Investment Portfolio:
Total properties (including retail operations)	1,223
Gross leasable area (square feet)	13,320,000
States	46

The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). NNN owned 16 Inventory Properties at March 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011. Amounts as of December 31, 2010, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2010.

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

Other Comprehensive Income – The components for the change in other comprehensive income consisted of the following (dollars in thousands):

Quarter Ended March 31, 2011
Balance at beginning of period	$1,661
Amortization of interest rate hedges	(43)
Fair value treasury locks	1,663
Unrealized gain – commercial mortgage residual interests	60
Stock value adjustment	(19)

Balance at end of period	$3,322

NNN’s total comprehensive income consisted of the following (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Net earnings	$20,820	$16,365
Other comprehensive income	1,661	50

Comprehensive income including noncontrolling interests	22,481	16,415
Comprehensive loss attributable to noncontrolling interests	—	99

Comprehensive income attributable to NNN	$22,481	$16,514

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Basic and Diluted Earnings:
Net earnings attributable to NNN	$20,820	$16,365
Less: Series C preferred stock dividends	(1,696)	(1,696)

Net earnings available to the Company’s common stockholders	19,124	14,669
Less: Earnings attributable to unvested restricted shares	(134)	(84)

Net earnings used in basic earnings per share	18,990	14,585
Reallocated undistributed income	—	—

Net earnings used in diluted earnings per share	$18,990	$14,585

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	83,955,295	82,953,206
Less: unvested restricted stock	(832,564)	(632,434)

Weighted average number of shares outstanding used in basic earnings per share	83,122,731	82,320,772
Effects of dilutive securities:
Common stock options	3,276	4,392
Convertible debt	298,241	—
Directors’ deferred fee plan	146,190	120,847

Weighted average number of shares outstanding used in diluted earnings per share	83,570,438	82,446,011

The potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share for March 31, 2010 because their effects would be antidilutive.

Fair Value Measurement – NNN’s estimates of fair value of certain financial and non-financial assets and liabilities are based on the framework established in the fair value accounting guidance. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. The guidance describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2011 presentation.

Note 2 – Real Estate - Investment Portfolio:

Leases – The following outlines key information for NNN’s Investment Property leases:

March 31, 2011
Lease classification:
Operating	1,185
Direct financing	16
Building portion – direct financing / land portion – operating	8
Weighted average remaining lease term	12 Years

The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. Generally, the leases of the Investment Properties provide the tenants with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	March 31,	December 31,
	2011	2010
Land and improvements	$1,136,183	$1,122,243
Buildings and improvements	1,632,909	1,592,752
Leasehold interests	1,290	1,290

	2,770,382	2,716,285
Less accumulated depreciation and amortization	(234,461)	(222,921)

	2,535,921	2,493,364
Work in process	24,292	26,586

	$2,560,213	$2,519,950

NNN has remaining funding commitments as follows (dollars in thousands):

	March 31, 2011
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	26	$67,585	$48,498	$19,087

(1)	Includes land and construction costs.

Note 3 – Commercial Mortgage Residual Interests:

In May 2010 and July 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, Orange Avenue Mortgage Investments, Inc. (“OAMI”), for $1,603,000, and OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation. OAMI holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	March 31, 2011	December 31, 2010
Discount rate	25%	25%
Average life equivalent CPR speeds range	3.26% to 20.13% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.1% - 14.0% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Unrealized gains	$60	$92
Other than temporary valuation impairment	$129	$3,683

Note 4 – Line of Credit Payable:

NNN’s $400,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $178,836,000 and a weighted average interest rate of 3.8% during the three months ended March 31, 2011. The Credit Facility matures November 2012, with an option to extend the maturity to November 2013. The Credit Facility bears interest at LIBOR plus 280 basis points with a 1.0% LIBOR floor; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $500,000,000. As of March 31, 2011, $184,200,000 was outstanding and $215,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.

Note 5 – Stockholders’ Equity:

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Quarter Ended March 31,
	2011	2010
Series C preferred stock (1):
Dividends	$1,696	$1,696
Per share	0.4609	0.4609
Common stock:
Dividends	31,678	31,026
Per share	0.380	0.375

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In April 2011, NNN declared a dividend of $0.380 per share, which is payable in May 2011 to its common stockholders of record as of April 29, 2011.

In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The following outlines the common stock issuances pursuant to the DRIP (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Shares of common stock issued	818,156	502,892
Net proceeds	$20,081	$10,460

Note 6 – Income Taxes:

NNN has elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1984. To qualify as a REIT, NNN must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders. NNN intends to adhere to these requirements and maintain its REIT status. As a REIT, NNN generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. NNN may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income, if any. The provision for federal income taxes in NNN’s consolidated financial statements relates to its TRS operations and any potential taxable built-in gain. NNN did not have significant tax provisions or deferred income tax items during the periods reported hereunder.

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since adopting the guidance. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2007 through 2011. NNN also files in many states with varying open years under statute.

Note 7 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of March 31, 2011, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Revenues:
Rental income from operating leases	$26	$185
Real estate expense reimbursement from tenants	3	15
Interest and other income from real estate transactions	—	28

	29	228

Operating expenses:
General and administrative	—	14
Real estate	55	84
Depreciation and amortization	5	79

	60	177

Earnings (loss) before gain on disposition of real estate and income tax benefit (expense)	(31)	51

Gain on disposition of real estate	30	22

Income tax benefit (expense)	(3)	2

Earnings (loss) from discontinued operations attributable to NNN	$(4)	$75

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of March 31, 2011. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Revenues:
Rental income from operating leases	$473	$1,152
Real estate expense reimbursement from tenants	106	987
Interest and other income from real estate transactions	14	36

	593	2,175

Disposition of real estate:
Gross proceeds	1,100	802
Costs	(998)	(715)

Gain	102	87

Operating expenses:
General and administrative	4	37
Real estate	154	1,041
Depreciation and amortization	21	61

	179	1,139

Other expenses:
Interest expense	340	943

Earnings before income tax expense	176	180

Income tax expense	(44)	(39)

Earnings from discontinued operations including noncontrolling interests	132	141
Earnings attributable to noncontrolling interests	(59)	(76)

Earnings from discontinued operations attributable to NNN	$73	$65

Note 8 – Derivatives:

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

In March 2011, the Company entered into two treasury locks with a total notional amount of $150,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding treasury locks were designated as cash flow hedges, and at March 31, 2011, have a fair value of $1,663,000 included in other assets on the condensed consolidated balance sheet. No hedge ineffectiveness was recognized during the quarter ended March 31, 2011.

As of March 31, 2011, $758,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the quarters ended March 31, 2011 and 2010, NNN reclassed $43,000 and $42,000, respectively, out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $169,000 will be reclassified as a reduction in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 9 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Quarter Ended March 31,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2011
External revenues	$62,252	$42	$—	$62,294
Intersegment revenues	12	—	(12)	—
Earnings from continuing operations	20,824	57	(156)	20,725
Earnings including noncontrolling interests	20,820	189	(156)	20,853
Net earnings attributable to NNN	20,820	156	(156)	20,820
Total assets	$2,885,922	$37,741	$(169,966)	$2,753,697

2010
External revenues	$56,704	$42	$—	$56,746
Intersegment revenues	299	259	(558)	—
Earnings from continuing operations	16,197	268	(383)	16,082
Earnings including noncontrolling interests	16,272	409	(383)	16,298
Net earnings attributable to NNN	16,365	383	(383)	16,365
Total assets	$2,706,011	$131,433	$(235,643)	$2,601,801

Note 10 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Quarter Ended March 31, 2011
Balance at beginning of period	$15,915
Total gains (losses) – realized/unrealized:
Included in earnings	(129)
Included in other comprehensive income	60
Interest income on Residuals	767
Cash received from Residuals	(211)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at end of period	$16,402

Losses included in earnings attributable to a change in unrealized losses relating to assets still held at the end of period	$—

Note 11 – Fair Value of Financial Instruments:

NNN believes the carrying value of its revolving Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2011, and December 31, 2010, approximates their fair value based upon current market prices for similar issuances. At March 31, 2011 and December 31, 2010, the fair value of NNN’s notes payable and convertible notes payable, collectively, were $1,037,489,000 and $1,044,621,000, respectively, based upon quoted market price.

Note 12 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after March 31, 2011, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2010. The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” “may,” or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks, including those risks included in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2010, which may cause NNN’s actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

NNN is a fully integrated REIT. NNN’s operations are divided into two primary business segments: (i) investment assets, including real estate assets, mortgages and notes receivable and commercial mortgage residual interests (collectively, “Investment Assets”), and (ii) inventory real estate assets (“Inventory Assets”). NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Investment Properties” or “Investment Portfolio”). The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”).

As of March 31, 2011, NNN owned 1,223 Investment Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 13,320,000 square feet, located in 46 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased or operated as of March 31, 2011. As of March 31, 2011, NNN owned 16 Inventory Properties.

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

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	March 31,	December 31,	March 31,
	2011	2010	2010
Investment Properties Owned:
Number	1,223	1,195	1,014
Total gross leasable area (square feet)	13,320,000	12,972,000	11,423,000

Investment Properties:
Leased	1,174	1,147	965
Operated	11	11	12
Percent of Investment Properties – leased and operated	97%	97%	96%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	12,558,000	12,215,000	10,552,000

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2011	December 31, 2010	March 31, 2010
1.	Convenience Stores	23.3%	23.7%	26.5%
2.	Restaurants – Full Service	10.7%	10.1%	9.2%
3.	Automotive Parts	7.8%	7.8%	6.7%
4.	Theaters	5.6%	5.7%	6.2%
5.	Automotive Service	5.4%	5.3%	5.6%
6.	Sporting Goods	4.4%	4.5%	3.1%
7.	Restaurants – Limited Service	4.1%	4.1%	3.2%
8.	Drug Stores	3.9%	4.0%	4.4%
9.	Books	3.8%	3.8%	4.1%
10.	Health and Fitness	2.7%	2.1%	1.6%
	Other	28.3%	28.9%	29.4%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Acquisitions:
Number of Investment Properties	29	4
Gross leasable area (square feet)	354,000	64,000

Total investments (1)	$55,053	$12,376

(1)	Includes investments in projects under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Number of properties	1	5
Gross leasable area (square feet)	6,000	14,000
Net sales proceeds	$773	$6,777
Net gain	$30	$22

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Revenue from Continuing Operations Analysis

General. During the quarter ended March 31, 2011, NNN’s revenue increased primarily due to the acquisition of Investment Properties during 2010.

The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,				Percent
					Increase
	2011	2010	2011	2010	(Decrease)
			Percent of Total
Rental income(1)	$58,213	$52,737	94.0%	93.3%	10.4%
Real estate expense reimbursement from tenants	2,335	1,758	3.8%	3.1%	32.8%
Interest and other income from real estate transactions	637	950	1.0%	1.7%	(32.9)%
Interest income on commercial mortgage residual interests	767	1,049	1.2%	1.9%	(26.9)%

Total revenues from continuing operations	$61,952	$56,494	100.0%	100.0%	9.7%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Rental Income. Rental income increased for the quarter ended March 31, 2011, as compared to the same period in 2010, but remained consistent as a percent of the total revenues from continuing operations. The increase for the quarter ended March 31, 2011, is primarily due to the acquisition of 194 properties with aggregate gross leasable area of approximately 1,700,000 square feet during 2010.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants increased for the quarter ended March 31, 2011, as compared to the same period in 2010, but remained relatively stable as a percentage of total revenues. The increase is primarily attributable to a full year of reimbursements from certain newly acquired Investment Properties in 2010 and timing of real estate tax reimbursements from certain tenants.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, but remained relatively stable as a percentage of total revenues. The decrease is primarily due to the decrease in the average outstanding balance of NNN’s mortgages receivable to $20,790,000 in 2011 from $40,710,000 in 2010.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter ended March 31, 2011, as compared to the same period last year. The decrease in interest income on Residuals is primarily the result of declining loan balances from prepayments and scheduled loan amortization.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations decreased for the quarter ended March 31, 2011, primarily due to a lower valuation adjustment of the Residuals’ fair value. However, the decrease was partially offset by an increase in incentive compensation. The following table summarizes NNN’s expenses from continuing operations for the quarter ended March 31 (dollars in thousands):

			Percent Increase	Percentage of Total		Percent of Revenues from Continuing Operations
	2011	2010	(Decrease)	2011	2010	2011	2010
General and administrative	$6,657	$5,581	19.2%	27.7%	22.7%	10.7%	9.9%
Real estate	3,722	3,472	7.2%	15.5%	14.2%	6.0%	6.1%
Depreciation and amortization	13,525	11,807	14.5%	56.3%	48.1%	21.8%	20.9%
Impairment – commercial mortgage residual valuation adjustment	129	3,683	(96.4)%	0.5%	15.0%	0.2%	6.5%

Total operating expenses	$24,033	$24,543	(2.0)%	100.0%	100.0%	38.7%	43.4%

Interest and other income	$(342)	$(252)	35.7%	(2.0)%	(1.6)%	(0.6)%	(0.4)%
Interest expense	17,662	15,989	10.4%	102.0%	101.6%	28.5%	28.3%

Total other expenses (revenues)	$17,320	$15,737	10.0%	100.0%	100.0%	27.9%	27.9%

General and Administrative Expenses. General and administrative expenses increased for the quarter ended March 31, 2011, as compared to the same period in 2010. The increase in general and administrative expenses for the quarter ended March 31, 2011, is primarily attributable to an increase in executive incentive compensation.

Real Estate. Real estate expenses increased for the quarter ended March 31, 2011, as compared to the same period in 2010, but remained fairly consistent as a percentage of revenues from continuing operations. The increase in real estate expenses for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010, is primarily attributable to an increase in tenant reimbursable expenses from certain newly acquired Investment Properties in 2010.

Depreciation and Amortization. Depreciation and amortization increased for the quarter ended March 31, 2011, as compared to the same period in 2010. The increase for the quarter ended March 31, 2011, is primarily due to the acquisition of 194 properties with aggregate gross leasable area of approximately 1,700,000 square feet during 2010.

Impairment – Commercial Mortgage Residual Interests Valuation Adjustment. In connection with the independent valuations of the Residuals’ fair value during the quarter ended March 31, 2011, NNN recorded an other than temporary valuation adjustment of $129,000 during the quarter ended March 31, 2011 as compared to $3,683,000 recorded during the same period in 2010. The decrease in the valuation adjustment was attributable to the changes effective in 2010 in the valuation assumptions due to the changes in loan performance relating to the Residuals.

Interest Expense. Interest expense increased for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010. The following represents the primary changes in debt that have impacted interest expense:

(i)	the $178,836,000 increase in the weighted average debt outstanding on the Credit Facility for the quarter ended March 31, 2011, as compared to the same period in 2010,

(ii)	the $270,000 increase in capitalized interest expense for the quarter ended March 31, 2011, as compared to the same period in 2010, and

(iii)	the payoff of the $20,000,000 8.5% notes payable in September 2010.

Earnings from Discontinued Operations

Earnings (Loss). NNN classified as discontinued operations the revenues and expenses related to its Investment Properties that were sold, its leasehold interests that expired or were terminated and any Investment Properties that were held for sale at March 31, 2011. NNN also classified as discontinued operations the revenues and expenses of its Inventory Properties that generated rental revenues. NNN records discontinued operations by NNN’s identified segments: (i) Investment Assets, and (ii) Inventory Assets. The following table summarizes the earnings from discontinued operations for the quarters ended March 31 (dollars in thousands):

	2011			2010
	# of Sold Properties	Gain	Earnings (Loss)	# of Sold Properties	Gain	Earnings (Loss)
Investment Assets	1	$30	$(4)	5	$22	$75
Inventory Assets	1	102	132	1	87	141
Noncontrolling interests	—	(46)	(59)	—	(42)	(76)

	2	$86	$69	6	$67	$140

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

Cash and Cash Equivalents. The table below summarizes NNN’s cash flows for the quarters ended March 31 (dollars in thousands):

	2011	2010
Cash and cash equivalents:
Provided by operating activities	$48,866	$46,446
Used in investing activities	(57,944)	(5,800)
Provided by (used in) financing activities	9,587	(24,628)

Increase	509	16,018
Net cash at beginning of period	2,048	15,225

Net cash at end of period	$2,557	$31,243

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN generally uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the quarters ended March 31, 2011 and 2010 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the quarter ended March 31, 2011, include the following significant transactions:

•	$23,200,000 in net proceeds from NNN’s Credit Facility,

•	$31,678,000 in dividends paid to common stockholders,

•	$1,696,000 in dividends paid to holders of the depositary shares of NNN’s Series C preferred stock, and

•	$20,081,000 in net proceeds from the issuance of 818,156 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Contractual Obligations and Commercial Commitments. As of March 31, 2011, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	26	$67,585	$48,498	$19,087

(1)	Includes construction and land costs.

As of March 31, 2011, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in NNN’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.

Generally the Investment Properties are leased under long-term net leases, which generally require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses associated with the Investment Property. Management anticipates the costs associated with these Investment Properties, NNN’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. However, NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.

As of March 31, 2011, NNN owned 38 vacant, un-leased Investment Properties which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. Additionally, as of April 28, 2011, approximately one percent of the total gross leasable area of NNN’s Investment Portfolio was leased to five tenants that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Quarter Ended March 31,
	2011	2010
Series C preferred stock (1):
Dividends	$1,696	$1,696
Per share	0.4609	0.4609
Common stock:
Dividends	31,678	31,026
Per share	0.380	0.375

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In April 2011, NNN declared a dividend of $0.380 per share which is payable in May 2011 to its common stockholders of record as of April 29, 2011.

NNN declared and paid dividends to its Series C preferred stockholders of $1,696,000 or $0.4609 per share during each of the quarters ended March 31, 2011 and 2010, respectively. The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	March 31, 2011	Percentage of Total	December 31, 2010	Percentage of Total
Line of credit payable	$184,200	15.9%	$161,000	14.2%
Mortgages payable	23,997	2.1%	24,269	2.2%
Notes payable – convertible	351,138	30.3%	349,534	30.8%
Notes payable	598,932	51.7%	598,882	52.8%

Total outstanding debt	$1,158,267	100.0%	$1,133,685	100.0%

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

NNN’s $400,000,000 Credit Facility had a weighted average outstanding balance of $178,836,000 and a weighted average interest rate of 3.8% during the three months ended March 31, 2011. As of March 31, 2011, $184,200,000 was outstanding and approximately $215,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except per share data):

Terms	2026 Notes (1)(3)		2028 Notes (1)(4)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate(6)	3.950%		5.125%
Debt Issuance Costs	$3,850	(2)	$5,459	(5)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2011		June 2013
Maturity Date	September 2026		June 2028
Outstanding principal balance at March 31, 2011	$138,700		$223,035

(1)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.
(3)	The conversion rate per $1 principal amount was 42.0575 shares of NNN’s common stock, which is equivalent to a conversion price of $23.7770 per share of common stock.
(4)	The conversion rate per $1 principal amount was 39.3700 shares of NNN’s common stock, which is equivalent to a conversion price of $25.4000 per share of common stock.
(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.
(6)	With the adoption of the new accounting guidance on convertible debt securities, the effective interest rate for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

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

	Quarter Ended March 31,
	2011	2010
Shares of common stock	818,156	502,892
Net proceeds	$20,081	$10,460

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of March 31, 2011. Due to changes in market conditions relating to residual assets, the independent valuation changed certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	March 31, 2011	December 31, 2010
Discount rate	25%	25%
Average life equivalent CPR speeds range	3.26% to 20.13% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.1% - 14.0% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended March 31,
	2011	2010
Unrealized gains	$60	$92
Other than temporary valuation impairment	$129	$3,683

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2011, NNN has two interest rate hedges with a total notional amount of $150,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2011 and December 31, 2010. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2011. The variable interest rates shown represent weighted average rate for the Credit Facility for the three months ended March 31, 2011. The table incorporates only those debt obligations that existed as of March 31, 2011, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by more than two percent for the quarter ended March 31, 2011.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2011	$—	—	$826	7.20%	$137,489	5.84%
2012	184,200	3.80%	19,290	6.92%	49,954	7.83%
2013	—	—	863	7.35%	213,649	7.19%
2014	—	—	881	7.27%	149,830	5.91%
2015	—	—	917	7.22%	149,787	6.19%
Thereafter	—	—	1,220	7.47%	249,361	6.92%

Total	$184,200	3.80%	$23,997	7.00%	$950,070	6.60%

Fair Value:
March 31, 2011	$184,200		$23,997		$1,037,489

December 31, 2010	$161,000		$24,269		$1,044,621

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $16,402,000 and $15,915,000 as of March 31, 2011 and December 31, 2010, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2011 of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. Not applicable.

Item 1A. Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2010

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3. Defaults Upon Senior Securities. Not applicable.

Item 4. [Removed and Reserved]

Item  5. Other Information. Not applicable.

Item 6. Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.4	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.6	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.8	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.9	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.10	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.11	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.14	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.15	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.16	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 5th day of May, 2011.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht Kevin B. Habicht Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant's Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.4	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.5

Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.6	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.8	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.9	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.10	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.11	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.14	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.15	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.16	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).