Form 10-Q
period 2011-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2011-08-04
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

86,034,800 shares of common stock, $0.01 par value, outstanding as of July 28, 2011.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,603,827	$2,519,950
Accounted for using the direct financing method	28,475	29,773
Real estate, Inventory Portfolio, held for sale	31,350	32,076
Investment in unconsolidated affiliate	4,423	4,515
Mortgages, notes and accrued interest receivable, net of allowance	32,402	30,331
Commercial mortgage residual interests	16,245	15,915
Cash and cash equivalents	3,588	2,048
Receivables, net of allowance of $1,934 and $1,750, respectively	2,424	3,403
Accrued rental income, net of allowance of $4,364 and $3,609, respectively	25,386	25,535
Debt costs, net of accumulated amortization of $13,674 and $11,198, respectively	9,669	9,366
Other assets	41,018	40,663

Total assets	$2,798,807	$2,713,575

LIABILITIES AND EQUITY

Liabilities:
Line of credit payable	$219,200	$161,000
Mortgages payable	23,728	24,269
Notes payable – convertible, net of unamortized discount of $8,967 and $12,201, respectively	352,768	349,534
Notes payable, net of unamortized discount of $1,017 and $1,118, respectively	598,983	598,882
Accrued interest payable	7,285	7,342
Other liabilities	40,395	43,774

Total liabilities	1,242,359	1,184,801

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 86,034,430 and 83,613,289 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	862	838
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,487,290	1,429,750
Retained earnings (accumulated dividends in excess of earnings)	(21,922)	3,234
Accumulated other comprehensive income (loss)	(3,069)	1,661

Total stockholders’ equity of NNN	1,555,161	1,527,483
Noncontrolling interests	1,287	1,291

Total equity	1,556,448	1,528,774

Total liabilities and equity	$2,798,807	$2,713,575

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$58,154	$52,106	$115,494	$104,025
Earned income from direct financing leases	713	755	1,473	1,519
Percentage rent	132	129	245	184
Real estate expense reimbursement from tenants	2,197	1,591	4,532	3,349
Interest and other income from real estate transactions	543	973	1,181	1,922
Interest income on commercial mortgage residual interests	777	858	1,544	1,907

	62,516	56,412	124,469	112,906

Disposition of real estate, Inventory Portfolio:
Gross proceeds	—	5,600	—	5,600
Costs	—	(4,959)	—	(4,959)

Gain	—	641	—	641

Retail operations:
Revenues	12,450	8,696	21,300	15,233
Operating expenses	(11,760)	(8,265)	(20,612)	(14,935)

Net	690	431	688	298

Operating expenses:
General and administrative	6,568	5,775	13,226	11,372
Real estate	4,026	3,143	7,748	6,615
Depreciation and amortization	13,871	11,926	27,395	23,732
Impairment – commercial mortgage residual interests valuation	267	165	396	3,848

	24,732	21,009	48,765	45,567

Earnings from operations	38,474	36,475	76,392	68,278

Other expenses (revenues):
Interest and other income	(283)	(637)	(625)	(905)
Interest expense	17,512	16,034	35,174	32,024

	17,229	15,397	34,549	31,119

Earnings from continuing operations before income tax expense and equity in earnings of unconsolidated affiliate	21,245	21,078	41,843	37,159

Income tax expense	(210)	(223)	(191)	(327)
Equity in earnings of unconsolidated affiliate	104	108	213	214

Earnings from continuing operations	21,139	20,963	41,865	37,046

Earnings (loss) from discontinued operations (Note 7):
Real estate, Investment Portfolio, net of income tax expense	(17)	566	(21)	641
Real estate, Inventory Portfolio, net of income tax expense	147	121	279	261

	130	687	258	902

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS - CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings including noncontrolling interests	$21,269	$21,650	$42,123	$37,948

Loss (earnings) attributable to noncontrolling interests:
Continuing operations	67	(489)	93	(346)
Discontinued operations	(33)	45	(93)	(31)

	34	(444)	—	(377)

Net earnings attributable to NNN	$21,303	$21,206	$42,123	$37,571

Net earnings attributable to NNN	$21,303	$21,206	$42,123	$37,571
Series C preferred stock dividends	(1,696)	(1,696)	(3,392)	(3,392)

Net earnings available to common stockholders	$19,607	$19,510	$38,731	$34,179

Net earnings per share of common stock:
Basic:
Continuing operations	$0.23	$0.22	$0.46	$0.40
Discontinued operations	0.00	0.01	0.00	0.01

Net earnings	$0.23	$0.23	$0.46	$0.41

Diluted:
Continuing operations	$0.23	$0.22	$0.46	$0.40
Discontinued operations	0.00	0.01	0.00	0.01

Net earnings	$0.23	$0.23	$0.46	$0.41

Weighted average number of common shares outstanding:
Basic	84,409,788	82,694,624	83,771,728	82,589,917

Diluted	84,725,968	82,825,423	84,271,352	82,717,975

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Earnings including noncontrolling interests	$42,123	$37,948
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	3,297	2,712
Stock option expense – tax effect	—	122
Depreciation and amortization	27,678	24,192
Impairment – commercial mortgage residual interests valuation	396	3,848
Amortization of notes payable discount	3,335	3,130
Amortization of deferred interest rate hedges	(85)	(82)
Equity in earnings of unconsolidated affiliate	(213)	(214)
Distributions received from unconsolidated affiliate	286	286
Gain on disposition of real estate, Investment Portfolio	(30)	(377)
Gain on disposition of real estate, Inventory Portfolio	(102)	(941)
Income tax valuation allowance	—	265
Other	82	(67)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(212)	(335)
Proceeds from disposition of real estate, Inventory Portfolio	1,058	42,817
Decrease in real estate leased to others using the direct financing method	802	753
Increase in work in process	(575)	(324)
Increase in mortgages, notes and accrued interest receivable	(88)	(39)
Decrease (increase) in receivables	998	(1,680)
Decrease (increase) in commercial mortgage residual interests	(127)	1,284
Decrease (increase) accrued rental income	149	(91)
Decrease (increase) in other assets	(19)	74
Decrease in accrued interest payable	(57)	(7)
Decrease in other liabilities	(1,631)	(3,167)
Increase in tax liability	794	216

Net cash provided by operating activities	77,859	110,323

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	807	5,704
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(111,673)	(23,003)
Accounted for using the direct financing method	(1,747)	—
Increase in mortgages and notes receivable	(4,090)	(8,362)
Principal payments on mortgages and notes	2,107	9,358
Payment of lease costs	(672)	(686)
Other	402	(1,610)

Net cash used in investing activities	$(114,866)	$(18,599)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from line of credit payable	$328,800	$—
Repayment of line of credit payable	(270,600)	—
Payment of interest rate hedge	(5,300)	—
Payment of debt costs	(2,920)	—
Repayment of mortgages payable	(541)	(533)
Proceeds from issuance of common stock	56,391	11,832
Payment of Series C preferred stock dividends	(3,392)	(3,392)
Payment of common stock dividends	(63,887)	(62,174)
Noncontrolling interest contributions	41	11
Noncontrolling interest distributions	(45)	(861)

Net cash provided by (used in) financing activities	38,547	(55,117)

Net increase in cash and cash equivalents	1,540	36,607

Cash and cash equivalents at beginning of period	2,048	15,225

Cash and cash equivalents at end of period	$3,588	$51,832

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$33,230	$31,054

Taxes paid (received)	$(487)	$305

Supplemental disclosure of non-cash investing and financing activities:
Issued 139,351 and 392,474 shares of restricted and unrestricted common stock in 2011 and 2010, respectively, pursuant to NNN’s performance incentive plan	$3,407	$7,490

Issued 4,623 and 5,372 shares of common stock in 2011 and 2010, respectively, to directors pursuant to NNN’s performance incentive plan	$118	$118

Issued 13,879 and 12,528 shares of common stock in 2011 and 2010, respectively, pursuant to NNN’s Deferred Director Fee Plan	$245	$186

Surrender of 4,494 shares of restricted stock in 2011	$94	—

Change in lease classification (direct financing lease to operating lease)	$2,243	—

Change in other comprehensive income	$(4,730)	58

Mortgage receivable accepted in connection with real estate transactions	$—	$5,950

Mortgages payable assumed in connection with real estate transactions	$—	$5,432

Real estate acquired in connection with mortgage receivable foreclosure	$—	$4,350

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

June 30, 2011
Investment Portfolio:
Total properties (including retail operations)	1,248
Gross leasable area (square feet)	13,623
States	46

The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). NNN owned 16 Inventory Properties at June 30, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011. Amounts as of December 31, 2010, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2010.

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

Other Comprehensive Income – The components for the change in other comprehensive income (loss) consisted of the following (dollars in thousands):

Six Months Ended June 30, 2011
Balance at beginning of period	$1,661
Amortization of interest rate hedges	(85)
Fair value treasury locks	(5,218)
Unrealized gain – commercial mortgage residual interests	599
Stock value adjustment	(26)

Balance at end of period	$(3,069)

NNN’s total comprehensive income consisted of the following (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$21,303	$21,206	$42,123	$37,571
Other comprehensive income (loss)	(6,391)	(18)	(4,730)	32

Comprehensive income including noncontrolling interests	14,912	21,188	37,393	37,603
Comprehensive (income) loss attributable to noncontrolling interests	—	(73)	—	26

Comprehensive income attributable to NNN	$14,912	$21,115	$37,393	$37,629

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic and Diluted Earnings:
Net earnings attributable to NNN	$21,303	$21,206	$42,123	$37,571
Less: Series C preferred stock dividends	(1,696)	(1,696)	(3,392)	(3,392)

Net earnings available to NNN’s common stockholders	19,607	19,510	38,731	34,179
Less: Earnings attributable to unvested restricted shares	(152)	(92)	(286)	(144)

Net earnings used in basic earnings per share	19,455	19,418	38,445	34,035
Reallocated undistributed income	—	—	—	—

Net earnings used in diluted earnings per share	$19,455	$19,418	$38,445	$34,035

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	85,309,082	83,344,447	84,635,929	83,149,908
Less: contingent shares	(251,826)	—	(251,826)	—
Less: unvested restricted stock	(647,468)	(649,823)	(612,375)	(559,991)

Weighted average number of shares outstanding used in basic earnings per share	84,409,788	82,694,624	83,771,728	82,589,917
Effects of dilutive securities:
Common stock options	3,162	3,866	3,305	4,151
Convertible debt	160,006	—	346,699	—
Directors’ deferred fee plan	153,012	126,933	149,620	123,907

Weighted average number of shares outstanding used in diluted earnings per share	84,725,968	82,825,423	84,271,352	82,717,975

The potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share for the quarter and six months ended June 30, 2011 and 2010 because their effects would be antidilutive.

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

New Accounting Pronouncements – In May 2011, the FASB amended its guidance on Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. The new guidance will be effective for fiscal years beginning after December 1, 2011. The adoption of this guidance is not expected to have a material effect on the Company’s condensed consolidated financial statements, but may require certain additional disclosures.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. The new guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.

Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and capitalization of costs. Actual results could differ from these estimates.

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2011 presentation.

Note 2 – Real Estate - Investment Portfolio:

Leases – The following outlines key information for NNN’s Investment Property leases:

June 30, 2011
Lease classification:
Operating	1,213
Direct financing	16
Building portion – direct financing / land portion – operating	6
Weighted average remaining lease term	12 Years

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

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	June 30, 2011	December 31, 2010
Land and improvements	$1,159,787	$1,122,243
Buildings and improvements	1,663,800	1,592,752
Leasehold interests	1,290	1,290

	2,824,877	2,716,285
Less accumulated depreciation and amortization	(246,348)	(222,921)

	2,578,529	2,493,364
Work in process	25,298	26,586

	$2,603,827	$2,519,950

NNN has remaining funding commitments as follows (dollars in thousands):

	June 30, 2011
	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	$92,534	$55,579	$36,955

(1)	Includes land and construction costs.

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

Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2011	December 31, 2010
Discount rate	25%	25%
Average life equivalent CPR speeds range	2.18% to 20.77% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.2% -14.7% range	0.1% -15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized gains	$539	$35	$599	$127
Other than temporary valuation impairment	$267	$165	$396	$3,848

Note 4 – Line of Credit Payable:

In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $191,099,000 and a weighted average interest rate of 3.3% during the six months ended June 30, 2011. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $650,000,000. As of June 30, 2011, $219,200,000 was outstanding and $230,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.

Note 5 – Stockholders’ Equity:

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Six Months Ended June 30,
	2011	2010
Series C preferred stock (1):
Dividends	$3,392	$3,392
Per share	0.9218	0.9218

Common stock:
Dividends	63,887	62,174
Per share	0.760	0.750

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In July 2011, NNN declared a dividend of $0.385 per share, which is payable in August 2011 to its common stockholders of record as of July 29, 2011.

In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The following outlines the common stock issuances pursuant to the DRIP (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Shares of common stock issued	2,284,335	561,107
Net proceeds	$56,447	$11,770

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

Note 7 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of June 30, 2011, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$30	$302	$56	$487
Real estate expense reimbursement from tenants	4	19	8	34
Interest and other income from real estate transactions	5	5	5	33

	39	326	69	554

Operating expenses:
General and administrative	—	—	—	14
Real estate	53	39	108	123
Depreciation and amortization	4	59	9	139

	57	98	117	276

Earnings (loss) before gain on disposition of real estate and income tax expense	(18)	228	(48)	278

Gain on disposition of real estate	1	355	30	377

Income tax expense	—	(17)	(3)	(14)

Earnings (loss) from discontinued operations attributable to NNN	$(17)	$566	$(21)	$641

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of June 30, 2011. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$666	$1,216	$1,139	$2,368
Real estate expense reimbursement from tenants	98	154	204	1,141
Interest and other income from real estate transactions	3	461	17	497

	767	1,831	1,360	4,006

Disposition of real estate:
Gross proceeds	—	36,668	1,100	37,470
Costs	—	(36,455)	(998)	(37,170)

Gain	—	213	102	300

Operating expenses:
General and administrative	3	19	7	56
Real estate	184	380	338	1,421
Depreciation and amortization	23	55	44	116

	210	454	389	1,593

Other expenses (revenues):
Interest and other income	—	(2)	—	(2)
Interest expense	340	943	680	1,886

	340	941	680	1,884

Earnings before income tax expense	217	649	393	829

Income tax expense	(70)	(528)	(114)	(568)

Earnings from discontinued operations including noncontrolling interests	147	121	279	261
Loss (earnings) attributable to noncontrolling interests	(33)	45	(93)	(31)

Earnings from discontinued operations attributable to NNN	$114	$166	$186	$230

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

NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps (forward hedges) and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges hedging the variable cash flows associated with floating rate debt involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

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

In June 2011, NNN terminated its two treasury locks with a total notional amount of $150,000,000 that were hedging the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The fair value of the treasury locks, designated as cash flow hedges, when terminated was a liability of $5,300,000, of which $5,218,000 was deferred in other comprehensive income.

As of June 30, 2011, $6,018,000 remains in other comprehensive income related to the effective portion of NNN’s interest rate hedges. During the six months ended June 30, 2011 and 2010, NNN reclassed $85,000 and $82,000, respectively, out of other comprehensive income as a reduction to interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt. Over the next 12 months, NNN estimates that an additional $207,000 will be reclassified as an increase in interest expense.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 9 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Quarter Ended June 30,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2011
External revenues	$62,881	$—	$—	$62,881
Intersegment revenues	12	—	(12)	—
Earnings from continuing operations	21,320	366	(547)	21,139
Earnings including noncontrolling interests	21,303	513	(547)	21,269
Net earnings attributable to NNN	21,303	547	(547)	21,303
Total assets	$2,929,244	$38,365	$(168,802)	$2,798,807

2010
External revenues	$56,928	$70	$—	$56,998
Intersegment revenues	285	275	(560)	—
Earnings from continuing operations	20,742	1,036	(815)	20,963
Earnings including noncontrolling interests	21,308	1,157	(815)	21,650
Net earnings attributable to NNN	21,206	815	(815)	21,206
Total assets	$2,725,655	$43,915	$(182,172)	$2,587,398

The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Six Months Ended June 30,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2011
External revenues	$125,134	$42	$—	$125,176
Intersegment revenues	25	—	(25)	—
Earnings from continuing operations	42,144	424	(703)	41,865
Earnings including noncontrolling interest	42,123	703	(703)	42,123
Net earnings attributable to NNN	42,123	703	(703)	42,123
Total assets	$2,929,244	$38,365	$(168,802)	$2,798,807

2010
External revenues	$113,632	$112	$—	$113,744
Intersegment revenues	584	533	(1,117)	—
Earnings from continuing operations	36,940	1,304	(1,198)	37,046
Earnings including noncontrolling interest	37,580	1,566	(1,198)	37,948
Net earnings attributable to NNN	37,571	1,198	(1,198)	37,571
Total assets	$2,725,655	$43,915	$(182,172)	$2,587,398

Note 10 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Six Months Ended June 30, 2011
Balance at beginning of period	$15,915
Total gains (losses) – realized/unrealized:
Included in earnings	(396)
Included in other comprehensive income	599
Interest income on Residuals	1,544
Cash received from Residuals	(1,417)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—

Balance at end of period	$16,245

Gains included in earnings attributable to a change in unrealized losses relating to assets still held at the end of period	$75

Note 11 – Fair Value of Financial Instruments:

NNN believes the carrying value of its revolving Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2011, and December 31, 2010, approximates their fair value based upon current market prices for similar issuances. At June 30, 2011 and December 31, 2010, the fair value of NNN’s notes payable and convertible notes payable, collectively, were $1,053,541,000 and $1,044,621,000, respectively, based upon quoted market price.

Note 12 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after June 30, 2011, the date of the condensed consolidated balance sheet.

In July 2011, NNN closed on its public offering of $300,000,000 principal amount of 5.500% senior unsecured notes due July 15, 2021. The public offering price was 98.577% of the principal amount for a yield of 5.688%. The notes will be senior unsecured obligations of the Company and are registered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission. NNN used the net proceeds from this offering to repay all of NNN’s outstanding borrowings under the Credit Facility. In addition, NNN intends to use the remainder of the net proceeds to fund future property acquisitions and for general corporate purposes.

There were no other reportable subsequent events or transactions.

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

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” “may,” or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Current financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of revenues from tenants would reduce NNN’s cash flow;

•	A significant portion of the source of NNN’s investment portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN’s real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN’s results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determines the value of commercial mortgage residual interests could adversely affect NNN’s financial position;

•	NNN may suffer a loss in the event of a default or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN’s leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN’s control of those investments;

•	Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN’s ability to grow;

•	Operating losses from retail operations on certain investment properties may adversely impact NNN’s results of operations;

•	Uninsured losses may adversely affect NNN’s ability to pay outstanding indebtedness;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN’s results of operations;

•	Vacant properties or bankrupt tenants could adversely affect NNN’s business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition;

•

NNN is obligated to comply with financial and other covenants in its debt that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN’s equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN may face other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN’s earnings, cash flow and market price of NNN’s common stock;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and negatively affect NNN’s operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN’s or NNN’s tenants’ reported financial performance;

•	NNN’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price; and

•	NNN’s ability to pay dividends in the future is subject to many factors.

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2010, and may cause NNN’s actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2011, NNN owned 1,248 Investment Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 13,623,000 square feet, located in 46 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased or operated as of June 30, 2011. As of June 30, 2011, NNN owned 16 Inventory Properties.

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

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	June 30, 2011	December 31, 2010	June 30, 2010
Investment Properties Owned:
Number	1,248	1,195	1,014
Total gross leasable area (square feet)	13,623,000	12,972,000	11,399,000

Investment Properties:
Leased	1,198	1,147	975
Operated	11	11	12
Percent of Investment Properties – leased and operated	97%	97%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	12,912,000	12,215,000	10,797,000

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2011	December 31, 2010	June 30, 2010
1.	Convenience Stores	23.1%	23.7%	26.2%
2.	Restaurants – Full Service	10.7%	10.1%	9.2%
3.	Automotive Parts	7.7%	7.8%	6.8%
4.	Theaters	5.8%	5.7%	6.2%
5.	Automotive Service	5.4%	5.3%	5.6%
6.	Sporting Goods	4.6%	4.5%	3.2%
7.	Restaurants – Limited Service	4.1%	4.1%	3.2%
8.	Drug Stores	3.8%	4.0%	4.4%
9.	Books	3.0%	3.8%	4.0%
10.	Health and Fitness	2.9%	2.1%	1.6%
	Other	28.9%	28.9%	29.6%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisitions:
Number of Investment Properties	25	6	54	10
Gross leasable area (square feet)	303,000	33,000	657,000	97,000

Total investments (1)	$54,208	$26,245	$109,261	$38,621

(1)	Includes investments in projects under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of properties	—	6	1	11
Gross leasable area ( square feet)	—	57,000	6,000	71,000
Net sales proceeds	$—	$4,594	$773	$11,371
Net gain	$—	$355	$30	$377

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility (the “Credit Facility”) or reinvest in real estate.

Revenue from Continuing Operations Analysis

General. During the quarter and six months ended June 30, 2011, NNN’s revenue increased primarily due to the increase in rental income.

The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

					Percent					Percent
	Quarter Ended June 30,				Increase	Six Months Ended June 30,				Increase
	2011	2010	2011	2010	(Decrease)	2011	2010	2011	2010	(Decrease)
			Percent of Total					Percent of Total
Rental income(1)	$58,999	$52,990	94.4%	94.0%	11.3%	$117,212	$105,728	94.2%	93.6%	10.9%
Real estate expense reimbursement from tenants	2,197	1,591	3.5%	2.8%	38.1%	4,532	3,349	3.6%	3.0%	35.3%
Interest and other income from real estate transactions	543	973	0.9%	1.7%	(44.2)%	1,181	1,922	1.0%	1.7%	(38.6)%
Interest income on commercial mortgage residual interests	777	858	1.2%	1.5%	(9.4)%	1,544	1,907	1.2%	1.7%	(19.0)%

Total revenues from continuing operations	$62,516	$56,412	100.0%	100.0%	10.8%	$124,469	$112,906	100.0%	100.0%	10.2%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Rental Income. Rental income increased for the quarter and six months ended June 30, 2011, as compared to the same periods in 2010, but remained consistent as a percent of the total revenues from continuing operations. The increase for the quarter and six months ended June 30, 2011, is primarily due to the rental income generated from the acquisition of 194 properties with aggregate gross leasable area of approximately 1,700,000 square feet during 2010 and 54 properties with aggregate gross leasable area of approximately 657,000 during 2011.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants increased for the quarter and six months ended June 30, 2011, as compared to the same periods in 2010, but remained relatively stable as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from certain newly acquired Investment Properties in 2010 and timing of real estate tax reimbursements from certain tenants.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and six months ended June 30, 2011, as compared to 2010, but remained relatively stable as a percentage of total revenues from continuing operations. The decrease is primarily due to the decrease in the average outstanding balance of NNN’s mortgages receivable to $20,902,000 for the six months ended June 30, 2011 as compared to $35,989,000 for the same period in 2010.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter and six months ended June 30, 2011, as compared to the same periods last year. The decrease in interest income on Residuals is primarily the result of declining loan balances from prepayments and scheduled loan amortization.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations increased for the quarter and six months ended June 30, 2011, primarily due to an increase in depreciation expense and reimbursable real estate expenses from acquired properties and an increase in incentive compensation. The increase in operating expenses for the six months ended June 30, 2011 was partially offset by a lower valuation adjustment of the Residuals’ fair value. The following table summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

						Percent of Revenues from
			Percent Increase	Percentage of Total		Continuing Operations
	2011	2010	(Decrease)	2011	2010	2011	2010
General and administrative	$6,568	$5,775	13.7%	26.5%	27.5%	10.5%	10.2%
Real estate	4,026	3,143	28.1%	16.3%	14.9%	6.5%	5.6%
Depreciation and amortization	13,871	11,926	16.3%	56.1%	56.8%	22.2%	21.1%
Impairment commercial-mortgage residual interests valuation	267	165	61.8%	1.1%	0.8%	0.4%	0.3%

Total operating expenses	$24,732	$21,009	17.7%	100.0%	100.0%	39.6%	37.2%

Interest and other income	$(283)	$(637)	(55.6)%	(1.6)%	(4.1)%	(0.4)%	(1.1)%
Interest expense	17,512	16,034	9.2%	101.6%	104.1%	28.0%	28.4%

Total other expenses (revenues)	$17,229	$15,397	11.9%	100.0%	100.0%	27.6%	27.3%

The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

						Percent of Revenues from
			Percent Increase	Percentage of Total		Continuing Operations
	2011	2010	(Decrease)	2011	2010	2011	2010
General and administrative	$13,226	$11,372	16.3%	27.1%	25.0%	10.6%	10.1%
Real estate	7,748	6,615	17.1%	15.9%	14.5%	6.2%	5.9%
Depreciation and amortization	27,395	23,732	15.4%	56.2%	52.1%	22.0%	21.0%
Impairment commercial mortgage residual interests valuation	396	3,848	(89.7)%	0.8%	8.4%	0.3%	3.4%

Total operating expenses	$48,765	$45,567	7.0%	100.0%	100.0%	39.1%	40.4%

Interest and other income	$(625)	$(905)	(30.9)%	(1.8)%	(2.9)%	(0.5)%	(0.8)%
Interest expense	35,174	32,024	9.8%	101.8%	102.9%	28.3%	28.4%

Total other expenses (revenues)	$34,549	$31,119	11.0%	100.0%	100.0%	27.8%	27.6%

General and Administrative Expenses. General and administrative expenses increased for the quarter and six months ended June 30, 2011, as compared to the same periods in 2010. The increase is primarily attributable to an increase in incentive compensation.

Real Estate. Real estate expenses increased for the quarter and six months ended June 30, 2011 as compared to the same periods in 2010, but remained fairly consistent as a percentage of revenues from continuing operations. This increase in real estate expenses is primarily attributable to an increase in tenant reimbursable expenses from certain newly acquired Investment Properties in 2010 and timing of real estate tax payments for certain tenants.

Depreciation and Amortization. Depreciation and amortization increased for the quarter and six months ended June 30, 2011, as compared to the same periods in 2010. The increase is primarily due to the acquisition of 194 properties with aggregate gross leasable area of approximately 1,700,000 square feet during 2010 and 54 properties with aggregate gross leasable area of approximately 657,000 square feet during 2011.

Impairment – Commercial Mortgage Residual Interests Valuation. In connection with the independent valuations of the Residuals’ fair value, NNN recorded an other than temporary valuation adjustment of $267,000 and $396,000 respectively, during the quarter and six months ended June 30, 2011, as compared to $165,000 and $3,848,000 recorded during the same periods in 2010, respectively. For the six months ended June 30, 2011, the decrease in the valuation adjustment was attributable to the changes, effective in 2010, in the valuation assumptions. Adjustments to valuation assumptions are due to changes in loan performance relating to the Residuals.

Interest Expense. Interest expense increased for the quarter and six months ended June 30, 2011, as compared to the quarter and six months ended June 30, 2010. The following represents the primary changes in debt that have impacted interest expense:

(i)	the $191,099,000 increase in the weighted average debt outstanding on the Credit Facility for the six months ended June 30, 2011, as compared to the same period in 2010,

(ii)	the $384,000 increase in capitalized interest expense for the six months ended June 30, 2011, as compared to the same period in 2010, and

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

Cash and Cash Equivalents. The table below summarizes NNN’s cash flows for the six months ended June 30 (dollars in thousands):

	2011	2010
Cash and cash equivalents:
Provided by operating activities	$77,859	$110,323
Used in investing activities	(114,866)	(18,599)
Provided by (used in) financing activities	38,547	(55,117)

Increase	1,540	36,607
Net cash at beginning of period	2,048	15,225

Net cash at end of period	$3,588	$51,832

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN generally uses proceeds from its Credit Facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the six months ended June 30, 2011 and 2010 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the six months ended June 30, 2011, include the following significant transactions:

•	$58,200,000 in net proceeds from NNN’s Credit Facility,

•	$63,887,000 in dividends paid to common stockholders,

•	$3,392,000 in dividends paid to holders of the depositary shares of NNN’s Series C preferred stock, and

•	$56,447,000 in net proceeds from the issuance of 2,284,335 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Contractual Obligations and Commercial Commitments. As of June 30, 2011, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	Total Commitment(1)	Amount Funded	Remaining Commitment
Investment Portfolio	$92,534	$55,579	$36,955

(1)	Includes construction and land costs.

As of June 30, 2011, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in NNN’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

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

As of June 30, 2011, NNN owned 39 vacant, un-leased Investment Properties which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. The lost revenues and increased property expenses resulting from vacant properties could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. Additionally, as of July 28, 2011, less than approximately one percent of the total gross leasable area of NNN’s Investment Portfolio was leased to four tenants that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Six Months Ended June 30,
	2011	2010
Series C preferred stock (1):
Dividends	$3,392	$3,392
Per share	0.9218	0.9218

Common stock:
Dividends	63,887	62,174
Per share	0.760	0.750

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In July 2011, NNN declared a dividend of $0.385 per share which is payable in August 2011 to its common stockholders of record as of July 29, 2011.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	June 30, 2011	Percentage of Total	December 31, 2010	Percentage of Total
Line of credit payable	$219,200	18.3%	$161,000	14.2%
Mortgages payable	23,728	2.0%	24,269	2.2%
Notes payable – convertible	352,768	29.5%	349,534	30.8%
Notes payable	598,983	50.2%	598,882	52.8%

Total outstanding debt	$1,194,679	100.0%	$1,133,685	100.0%

Indebtedness. NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable. On May 25, 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $191,099,000 and a weighted average interest rate of 3.3% during the six months ended June 30, 2011. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $650,000,000. As of June 30, 2011, $219,200,000 was outstanding and $230,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000. In July 2011, NNN used the proceeds from the $300,000,000 senior notes public offering discussed below to pay down all of the outstanding indebtedness on the Credit Facility.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share data):

Terms	2026 Notes (1)(3)	2028 Notes (1)(4)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate	3.950%	5.125%
Effective Interest Rate	5.840%	7.192%
Debt Issuance Costs	$3,850 (2)	$5,459 (5)
Earliest Conversion Date	September 2025	June 2027
Earliest Put Option Date	September 2011	June 2013
Maturity Date	September 2026	June 2028

Outstanding principal balance at June 30, 2011	$138,700	$223,035

(1)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.
(3)	The conversion rate per $1 principal amount was 42.1318 shares of NNN’s common stock, which is equivalent to a conversion price of $23.7350 per share of common stock.
(4)	The conversion rate per $1 principal amount was 39.3777 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3951 per share of common stock.
(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.

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

Notes Payable. In July 2011, NNN closed on its public offering of $300,000,000 principal amount of 5.500% senior unsecured notes due July 15, 2021. The public offering price was 98.577% of the principal amount for a yield of 5.688%. The notes will be senior unsecured obligations of the Company and are registered under the Company’s existing shelf registration statement filed with the Securities and Exchange Commission. NNN used the net proceeds from this offering to repay all of NNN’s outstanding borrowings under the Credit Facility. In addition, NNN intends to use the remainder of the net proceeds to fund future property acquisitions and for general corporate purposes.

Debt and Equity Securities

NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions.

Securities Offering. In February 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities. In June 2011, NNN commenced a public offering of $300,000,000 principal amount of 5.500% senior unsecured notes due July 15, 2021, which closed in July 2011.

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

	Six Months Ended June 30,
	2011	2010
Shares of common stock	2,284,335	561,107
Net proceeds	$56,447	$11,770

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of June 30, 2011. Due to changes in market conditions relating to residual assets, the independent valuation changed certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2011	December 31, 2010
Discount rate	25%	25%
Average life equivalent CPR speeds range	2.18% to 20.77% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.2% - 14.7% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Unrealized gains	$539	$35	$599	$127
Other than temporary valuation impairment	$267	$165	$396	$3,848

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2011, Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. In June 2011, NNN terminated its two interest rate hedges with a total notional amount of $150,000,000 that were hedging the risk of changes in the interest-related cash outflows with the potential issuance of long-term debt. NNN had no outstanding derivatives as of June 30, 2011.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2011 and December 31, 2010. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2011. The variable interest rates shown represent weighted average rate for the Credit Facility during the six months ended June 30, 2011. The table incorporates only those debt obligations that existed as of June 30, 2011, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by more than two percent for the six months ended June 30, 2011.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt (1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2011	$—	—	$557	7.20%	$138,129	5.84%
2012	—	—	19,290	6.92%	49,964	7.83%
2013	—	—	863	7.35%	214,638	7.19%
2014	—	—	881	7.27%	149,842	5.91%
2015	219,200	3.33%	917	7.22%	149,797	6.19%
Thereafter	—	—	1,220	7.47%	249,381	6.92%

Total	$219,200	3.33%	$23,728	6.99%	$951,751	6.60%

Fair Value:
June 30, 2011	$219,200		$23,728		$1,053,541

December 31, 2010	$161,000		$24,269		$1,044,621

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $16,245,000 and $15,915,000 as of June 30, 2011 and December 31, 2010, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2011 of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2010

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.4	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.6	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.8	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.9	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.10	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.11	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.14	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.15	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.16	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.17	Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.18	Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.15	Amended and restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 4th day of August, 2011.

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

4.6	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.8	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.9	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.10	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.11	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.14	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.15	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.16	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.17	Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.18	Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

10.	Material Contracts

10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.15	Amended and restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

31.	Section 302 Certifications

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).