Form 10-Q
period 2011-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2011-11-08
CIK 751364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

95,850,511 shares of common stock, $0.01 par value, outstanding as of October 28, 2011.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Real estate, Investment Portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$2,919,942	$2,519,950
Accounted for using the direct financing method	26,922	29,773
Real estate, Inventory Portfolio, held for sale	31,928	32,076
Investment in unconsolidated affiliate	4,376	4,515
Mortgages, notes and accrued interest receivable, net of allowance	30,929	30,331
Commercial mortgage residual interests	16,322	15,915
Cash and cash equivalents	19,678	2,048
Receivables, net of allowance of $1,044 and $1,750, respectively	1,513	3,403
Accrued rental income, net of allowance of $4,666 and $3,609, respectively	25,398	25,535
Debt costs, net of accumulated amortization of $14,983 and $11,198, respectively	11,151	9,366
Other assets	58,202	40,663

Total assets	$3,146,361	$2,713,575

LIABILITIES AND EQUITY

Liabilities:
Line of credit payable	$–	$161,000
Mortgages payable	23,453	24,269
Notes payable – convertible, net of unamortized discount of $7,389 and $12,201, respectively	354,346	349,534
Notes payable, net of unamortized discount of $5,167 and $1,118, respectively	894,833	598,882
Accrued interest payable	22,371	7,342
Other liabilities	72,502	43,774

Total liabilities	1,367,505	1,184,801

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 95,379,867 and 83,613,289 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	955	838
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	–	–
Capital in excess of par value	1,721,691	1,429,750
Retained earnings (accumulated dividends in excess of earnings)	(34,014)	3,234
Accumulated other comprehensive income (loss)	(3,039)	1,661

Total stockholders’ equity of NNN	1,777,593	1,527,483
Noncontrolling interests	1,263	1,291

Total equity	1,778,856	1,528,774

Total liabilities and equity	$3,146,361	$2,713,575

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$62,969	$52,342	$177,864	$155,686
Earned income from direct financing leases	659	746	2,131	2,265
Percentage rent	229	196	476	367
Real estate expense reimbursement from tenants	2,440	1,620	6,868	4,865
Interest and other income from real estate transactions	381	601	1,545	2,551
Interest income on commercial mortgage residual interests	782	798	2,325	2,705

	67,460	56,303	191,209	168,439

Disposition of real estate, Inventory Portfolio:
Gross proceeds	–	–	–	5,600
Costs	–	–	–	(4,959)

Gain	–	–	–	641

Retail operations:
Revenues	12,402	9,225	33,702	24,458
Operating expenses	(11,563)	(8,579)	(32,175)	(23,513)

Net	839	646	1,527	945

Operating expenses:
General and administrative	7,036	5,927	20,261	17,299
Real estate	4,459	2,908	12,055	9,401
Depreciation and amortization	14,947	11,817	42,215	35,422
Impairment – commercial mortgage residual interests valuation	–	–	396	3,848

	26,442	20,652	74,927	65,970

Earnings from operations	41,857	36,297	117,809	104,055

Other expenses (revenues):
Interest and other income	(457)	(332)	(1,083)	(1,170)
Interest expense	20,086	16,501	55,260	48,524

	19,629	16,169	54,177	47,354

Earnings from continuing operations before income tax expense and equity in earnings of unconsolidated affiliate	22,228	20,128	63,632	56,701

Income tax expense	(68)	(170)	(258)	(497)
Equity in earnings of unconsolidated affiliate	109	107	321	320

Earnings from continuing operations	22,269	20,065	63,695	56,524

Earnings (loss) from discontinued operations (Note 8):
Real estate, Investment Portfolio, net of income tax expense	268	1,134	686	2,363
Real estate, Inventory Portfolio, net of income tax expense	71	(5)	350	256

	339	1,129	1,036	2,619

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS – CONTINUED

(dollars in thousands, except per share data)

(unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Earnings including noncontrolling interests	$22,608	$21,194	$64,731	$59,143

Loss (earnings) attributable to noncontrolling interests:
Continuing operations	20	(17)	113	(363)
Discontinued operations	4	33	(89)	2

	24	16	24	(361)

Net earnings attributable to NNN	$22,632	$21,210	$64,755	$58,782

Net earnings attributable to NNN	$22,632	$21,210	$64,755	$58,782
Series C preferred stock dividends	(1,696)	(1,696)	(5,089)	(5,089)

Net earnings available to common stockholders	$20,936	$19,514	$59,666	$53,693

Net earnings per share of common stock:
Basic:
Continuing operations	$0.23	$0.22	$0.69	$0.62
Discontinued operations	0.01	0.01	0.01	0.03

Net earnings	$0.24	$0.23	$0.70	$0.65

Diluted:
Continuing operations	$0.23	$0.22	$0.68	$0.62
Discontinued operations	0.01	0.01	0.01	0.03

Net earnings	$0.24	$0.23	$0.69	$0.65

Weighted average number of common shares outstanding:
Basic	87,109,406	82,779,476	84,896,946	82,638,786

Diluted	87,788,250	82,915,376	85,438,870	82,769,556

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Earnings including noncontrolling interests	$64,731	$59,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	5,057	4,297
Stock option expense – tax effect	–	122
Depreciation and amortization	42,802	36,227
Impairment – real estate	431	–
Impairment – commercial mortgage residual interests valuation	396	3,848
Amortization of notes payable discount	5,032	4,734
Amortization of deferred interest rate hedges	(47)	(124)
Equity in earnings of unconsolidated affiliate	(321)	(320)
Distributions received from unconsolidated affiliate	432	442
Gain on disposition of real estate, Investment Portfolio	(38)	(1,013)
Gain on disposition of real estate, Inventory Portfolio	(102)	(941)
Income tax valuation allowance	–	265
Other	266	(67)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to real estate, Inventory Portfolio	(790)	(397)
Proceeds from disposition of real estate, Inventory Portfolio	1,058	42,817
Decrease in real estate leased to others using the direct financing method	1,191	1,144
Increase in work in process	(856)	(499)
Decrease (increase) in mortgages, notes and accrued interest receivable	170	(264)
Decrease in receivables	1,734	925
Decrease (increase) in commercial mortgage residual interests	(204)	1,812
Decrease (increase) accrued rental income	93	(211)
Decrease in other assets	571	452
Increase in accrued interest payable	15,029	10,929
Increase (decrease) in other liabilities	1,548	(1,610)
Increase in tax liability	962	180

Net cash provided by operating activities	139,145	161,891

Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	8,138	7,103
Additions to real estate, Investment Portfolio:
Accounted for using the operating method	(434,532)	(106,525)
Accounted for using the direct financing method	(1,747)	–
Increase in mortgages and notes receivable	(5,706)	(8,502)
Principal payments on mortgages and notes	4,938	14,026
Payment of lease costs	(862)	(965)
Acquired additional interest in controlled subsidiary	–	(1,603)
Other	(2,191)	(2,087)

Net cash used in investing activities	$(431,962)	$(98,553)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(dollars in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Proceeds from line of credit payable	$504,800	$38,100
Repayment of line of credit payable	(665,800)	(1,000)
Payment of interest rate hedge	(5,300)	–
Payment of debt costs	(5,464)	–
Repayment of mortgages payable	(816)	(6,190)
Proceeds from notes payable	295,731	–
Repayment of notes payable	–	(20,000)
Proceeds from issuance of common stock	299,528	14,220
Payment of Series C preferred stock dividends	(5,089)	(5,089)
Payment of common stock dividends	(96,915)	(93,762)
Noncontrolling interest contributions	41	28
Noncontrolling interest distributions	(45)	(861)
Stock issuance costs	(10,224)	–

Net cash provided by (used in) financing activities	310,447	(74,554)

Net increase (decrease) in cash and cash equivalents	17,630	(11,216)

Cash and cash equivalents at beginning of period	2,048	15,225

Cash and cash equivalents at end of period	$19,678	$4,009

Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$37,117	$35,616

Taxes paid (received)	$(541)	$430

Supplemental disclosure of non-cash investing and financing activities:
Issued 141,351 and 392,474 shares of restricted and unrestricted common stock in 2011 and 2010, respectively, pursuant to NNN’s performance incentive plan	$3,456	$7,490

Issued 6,975 and 7,912 shares of common stock in 2011 and 2010, respectively, to directors pursuant to NNN’s performance incentive plan	$177	$177

Issued 19,962 and 18,605 shares of common stock in 2011 and 2010, respectively, pursuant to NNN’s Deferred Director Fee Plan	$338	$279

Surrender of 5,215 shares of restricted stock in 2011	$109	$–

Change in lease classification (direct financing lease to operating lease)	$3,407	$–

Change in other comprehensive income	$(4,701)	$687

Mortgage receivable accepted in connection with real estate transactions	$–	$5,950

Mortgages payable assumed in connection with real estate transactions	$–	$5,432

Real estate acquired in connection with mortgage receivable foreclosure	$–	$4,350

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

September 30, 2011
Investment Portfolio:
Total properties (including retail operations)	1,298
Gross leasable area (square feet)	15,342,000
States	47

The Inventory Assets typically represent direct and indirect investment interests in real estate assets acquired or developed primarily for the purpose of selling the real estate (“Inventory Properties” or “Inventory Portfolio”). NNN owned 16 Inventory Properties at September 30, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2011, may not be indicative of the results that may be expected for the year ending December 31, 2011. Amounts as of December 31, 2010, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations in NNN’s Form 10-K for the year ended December 31, 2010.

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

Other Comprehensive Income – The components for the change in other comprehensive income (loss) consisted of the following (dollars in thousands):

Nine Months Ended September 30, 2011

Balance at beginning of period	$1,661
Amortization of interest rate hedges	(47)
Fair value treasury locks	(5,218)
Unrealized gain – commercial mortgage residual interests	599
Stock value adjustment	(34)

Balance at end of period	$(3,039)

NNN’s total comprehensive income consisted of the following (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net earnings	$22,632	$21,210	$64,755	$58,782
Other comprehensive income (loss)	30	628	(4,700)	661

Comprehensive income including noncontrolling interests	22,662	21,838	60,055	59,443
Comprehensive loss attributable to noncontrolling interests	—	—	—	26

Comprehensive income attributable to NNN	$22,662	$21,838	$60,055	$59,469

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic and Diluted Earnings:
Net earnings attributable to NNN	$22,632	$21,210	$64,755	$58,782
Less: Series C preferred stock dividends	(1,696)	(1,696)	(5,089)	(5,089)

Net earnings available to NNN’s common stockholders	20,936	19,514	59,666	53,693
Less: Earnings attributable to unvested restricted shares	(160)	(93)	(442)	(238)

Net earnings used in basic earnings per share	20,776	19,421	59,224	53,455
Reallocated undistributed income	(1)	–	(2)	–

Net earnings used in diluted earnings per share	$20,775	$19,421	$59,222	$53,455

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	88,008,849	83,429,299	85,772,590	83,244,062
Less: contingent shares	(251,826)	–	(251,826)	–
Less: unvested restricted stock	(647,617)	(649,823)	(623,818)	(605,276)

Weighted average number of shares outstanding used in basic earnings per share	87,109,406	82,779,476	84,896,946	82,638,786
Effects of dilutive securities:
Common stock options	2,669	3,054	3,093	3,825
Convertible debt	516,775	–	385,942	–
Directors’ deferred fee plan	159,400	132,846	152,889	126,945

Weighted average number of shares outstanding used in diluted earnings per share	87,788,250	82,915,376	85,438,870	82,769,556

The potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share for the nine months ended September 30, 2011 and 2010 because their effects would be antidilutive.

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

In September 2011, the FASB amended its guidance on testing goodwill for impairment. The objective of the amendment is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.

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

Note 2 – Real Estate – Investment Portfolio:

Leases – The following outlines key information for NNN’s Investment Property leases:

September 30, 2011
Lease classification:
Operating	1,270
Direct financing	15
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 Years

The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, as well as the entire leased premises, and carry property and liability insurance coverage. Certain of NNN’s Investment Properties are subject to leases under which NNN retains responsibility for certain costs and expenses of the property. Generally, the leases of the Investment Properties provide the tenants with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.

Investment Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following (dollars in thousands):

	September 30, 2011	December 31, 2010

Land and improvements	$1,234,825	$1,122,243
Buildings and improvements	1,901,533	1,592,752
Leasehold interests	1,290	1,290

	3,137,648	2,716,285
Less accumulated depreciation and amortization	(256,452)	(222,921)

	2,881,196	2,493,364
Work in process	38,746	26,586

	$2,919,942	$2,519,950

NNN has remaining funding commitments as follows (dollars in thousands):

	September 30, 2011
	Total Commitment(1)	Amount Funded	Remaining Commitment

Investment Portfolio	$97,959	$69,145	$28,814

(1)	Includes land and construction costs.

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

Due to changes in loan performance relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2011	December 31, 2010
Discount rate	25%	25%
Average life equivalent CPR(1) speeds range	2.18% to 20.77% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.2% - 14.7% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Unrealized gains	$–	$658	$599	$785
Other than temporary valuation impairment	$–	$–	$396	$3,848

Note 4 – Line of Credit Payable:

In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $135,741,000 and a weighted average interest rate of 3.2% during the nine months ended September 30, 2011. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $650,000,000. As of September 30, 2011, no amount was outstanding and $450,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.

Note 5 – Notes Payable:

In June 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued $300,000,000 of principal amount 5.50% Notes due July 2021 (“2021 Notes”) which closed in July 2011. The 2021 Notes were sold at a discount at an aggregate purchase price of $295,731,000 with interest payable semi-annually commencing on January 15, 2012. The discount of $4,269,000 is being amortized to interest expense over the term of the note using the effective interest method. The effective interest rate after note discount is 5.69%. In connection with the debt offering, NNN previously entered into two interest rate hedges with a total notional amount of $150,000,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300,000, of which $5,218,000 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

The 2021 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN’s subsidiaries. Additionally, the 2021 Notes are redeemable at NNN’s option, in whole or part anytime, for an amount equal to (i)

the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated July 6, 2011, relating to the 2021 Notes.

NNN received $292,956,000 of proceeds in connection with the issuance of the 2021 Notes, net of debt issuance cost totaling $2,775,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees and rating agency fees.

In September 2011, pursuant to the terms of the 3.95% Convertible Senior Notes due 2026 (“2026 Notes”), the holders of the 2026 Notes had the option to surrender all or a portion of the 2026 Notes to NNN in exchange for cash at par value (“Put Option”). At the expiration of the Put Option on September 19, 2011, none of the 2026 Notes were surrendered and therefore none of the 2026 Notes were purchased by NNN pursuant to the Put Option. The next Put Option for the holders of the 2026 Notes is September 2016.

Note 6 – Stockholders’ Equity:

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2011	2010
Series C preferred stock(1):
Dividends	$5,089	$5,089
Per share	1.3828	1.3828

Common stock:
Dividends	96,915	93,762
Per share	1.145	1.130

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In October 2011, NNN declared a dividend of $0.385 per share, which is payable in November 2011 to its common stockholders of record as of October 31, 2011.

In September 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued 9,200,000 shares (including 1,200,000 shares in connection with the underwriters’ over allotment) of common stock at a price of $26.07 per share and received net proceeds of $229,451,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $10,393,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses.

In June 2009, NNN filed a shelf registration statement with the Securities and Exchange Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”). The following outlines the common stock issuances pursuant to the DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010

Shares of common stock issued	2,423,611	663,741
Net proceeds	$59,707	$14,159

Note 7 – Income Taxes:

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

NNN, in accordance with FASB guidance included in Income Taxes, has analyzed its various federal and state tax filing positions. NNN believes that its income tax filing positions and deductions are well documented and supported. Additionally, NNN believes that its accruals for tax liabilities are adequate. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to the FASB guidance. In addition, NNN did not record a cumulative effect adjustment related to the adoption of the FASB guidance.

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since adopting the guidance. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2008 through 2011. NNN also files in many states with varying open years under statute.

Note 8 – Earnings from Discontinued Operations:

Real Estate – Investment Portfolio – NNN classified the revenues and expenses related to (i) all Investment Properties that were sold and leasehold interests which expired, and (ii) all Investment Properties that were held for sale as of September 30, 2011, as discontinued operations. The following is a summary of the earnings from discontinued operations from the Investment Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$861	$731	$1,517	$1,899
Percentage rent	1	1	–	14
Real estate expense reimbursement from tenants	18	65	130	204
Interest and other income from real estate transactions	–	–	14	63

	880	797	1,661	2,180

Operating expenses:
General and administrative	8	15	1	21
Real estate	126	184	387	429
Depreciation and amortization	55	99	191	366
Impairment losses and other charges	431	–	431	–

	620	298	1,010	816

Earnings before gain on disposition of real estate and income tax expense	260	499	651	1,364

Gain on disposition of real estate	8	635	38	1,013

Income tax expense	–	–	(3)	(14)

Earnings from discontinued operations attributable to NNN	$268	$1,134	$686	$2,363

Real Estate – Inventory Portfolio – NNN has classified as discontinued operations the revenues and expenses related to (i) Inventory Properties which generated rental revenues prior to disposition, and (ii) Inventory Properties which generated rental revenues and were held for sale as of September 30, 2011. The following is a summary of the earnings from discontinued operations from the Inventory Portfolio (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income from operating leases	$490	$500	$1,629	$2,868
Real estate expense reimbursement from tenants	126	113	330	1,254
Interest and other income from real estate transactions	4	13	21	511

	620	626	1,980	4,633

Disposition of real estate:
Gross proceeds	–	–	1,100	37,470
Costs	–	–	(998)	(37,170)

Gain	–	–	102	300

Operating expenses:
General and administrative	3	10	11	66
Real estate	133	197	471	1,618
Depreciation and amortization	23	22	66	137

	159	229	548	1,821

Other expenses:
Interest expense	345	385	1,025	2,271

	345	385	1,025	2,271

Earnings before income tax expense	116	12	509	841

Income tax expense	(45)	(17)	(159)	(585)

Earnings (loss) from discontinued operations including noncontrolling interests	71	(5)	350	256
Loss (earnings) attributable to noncontrolling interests	4	33	(89)	2

Earnings from discontinued operations attributable to NNN	$75	$28	$261	$258

Note 9 – Derivatives:

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

As of September 30, 2011, $5,980,000 remains in other comprehensive income related to the effective portion of NNN’s interest rate hedges. During the nine months ended September 30, 2011 and 2010, NNN reclassified $47,000 and $124,000, respectively, out of other comprehensive income as a reduction to interest expense.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt. Over the next 12 months, NNN estimates that an additional $227,000 will be reclassified as an increase in interest expense.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 10 – Segment Information:

NNN has identified two primary financial segments: (i) Investment Assets, and (ii) Inventory Assets. The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Quarter Ended September 30,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2011
External revenues	$68,027	$74	$–	$68,101
Intersegment revenues	13	–	(13)	–
Earnings from continuing operations	22,364	271	(366)	22,269
Earnings including noncontrolling interests	22,632	342	(366)	22,608
Net earnings attributable to NNN	22,632	366	(366)	22,632
Total assets	$3,274,997	$36,383	$(165,019)	$3,146,361

2010
External revenues	$56,749	$(114)	$–	$56,635
Intersegment revenues	74	–	(74)	–
Earnings from continuing operations	20,076	579	(590)	20,065
Earnings including noncontrolling interests	21,210	574	(590)	21,194
Net earnings attributable to NNN	21,210	590	(590)	21,210
Total assets	$2,750,581	$37,991	$(178,817)	$2,609,755

The following tables represent the segment data and reconciliation to NNN’s consolidated totals (dollars in thousands):

	Nine Months Ended September 30,
	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Condensed Consolidated Totals
2011
External revenues	$192,441	$117	$–	$192,558
Intersegment revenues	37	–	(37)	–
Earnings from continuing operations	64,069	695	(1,069)	63,695
Earnings including noncontrolling interest	64,755	1,045	(1,069)	64,731
Net earnings attributable to NNN	64,755	1,069	(1,069)	64,755
Total assets	$3,274,997	$36,383	$(165,019)	$3,146,361

2010
External revenues	$169,544	$(2)	$–	$169,542
Intersegment revenues	658	534	(1,192)	–
Earnings from continuing operations	56,428	1,884	(1,788)	56,524
Earnings including noncontrolling interest	58,791	2,140	(1,788)	59,143
Net earnings attributable to NNN	58,782	1,788	(1,788)	58,782
Total assets	$2,750,581	$37,991	$(178,817)	$2,609,755

Note 11 – Fair Value Measurements:

NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Nine Months Ended September 30, 2011

Balance at beginning of period	$15,915
Total gains (losses) – realized/unrealized:
Included in earnings	(396)
Included in other comprehensive income	599
Interest income on Residuals	2,325
Cash received from Residuals	(2,121)
Purchases, sales, issuances and settlements, net	–
Transfers in and/or out of Level 3	–

Balance at end of period	$16,322

Gains included in earnings attributable to a change in unrealized losses relating to assets still held at the end of period	$75

Note 12 – Fair Value of Financial Instruments:

NNN believes the carrying value of its revolving Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2011, and December 31, 2010, approximates their fair value based upon current market prices for similar issuances. At September 30, 2011 and December 31, 2010, the fair value of NNN’s notes payable and convertible notes payable, collectively, were $1,342,478,000 and $1,044,621,000, respectively, based upon quoted market price.

Note 13 – Subsequent Events:

NNN reviewed all subsequent events and transactions that have occurred after September 30, 2011, the date of the condensed consolidated balance sheet.

In November 2011, NNN entered into two real estate purchase and sale contracts totaling approximately $200,000,000.

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

•	The market value of NNN’s equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;
•	NNN’s failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability;
•	Even if NNN remains qualified as a REIT, NNN may face other tax liabilities that reduce operating results and cash flow;
•	Adverse legislative or regulatory tax changes could reduce NNN’s earnings, cash flow and market price of NNN’s common stock;
•	Compliance with REIT requirements, including distribution requirements, may limit NNN’s flexibility and negatively affect NNN’s operating decisions;
•	Changes in accounting pronouncements could adversely impact NNN’s or NNN’s tenants’ reported financial performance;
•	NNN’s failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price; and
•	NNN’s ability to pay dividends in the future is subject to many factors,
•	Cybersecurity risks and cyber incidents could adversely affect NNN’s business and disrupt operations.

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

As of September 30, 2011, NNN owned 1,298 Investment Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 15,342,000 square feet, located in 47 states. Approximately 97 percent of total properties in NNN’s Investment Portfolio were leased or operated as of September 30, 2011. As of September 30, 2011, NNN owned 16 Inventory Properties.

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

Results of Operations

Property Analysis – Investment Portfolio

General. The following table summarizes NNN’s Investment Portfolio:

	September 30, 2011	December 31, 2010	September 30, 2010
Investment Properties Owned:
Number	1,298	1,195	1,037
Total gross leasable area (square feet)	15,342,000	12,972,000	11,741,000

Investment Properties:
Leased	1,250	1,147	996
Operated	11	11	11
Percent of Investment Properties – leased and operated	97%	97%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	14,699,000	12,215,000	11,129,000

The following table summarizes the diversification of NNN’s Investment Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Lines of Trade	September 30, 2011	December 31, 2010	September, 2010

1.	Convenience Stores	21.6%	23.7%	25.3%
2.	Restaurants – Full Service	10.0%	10.1%	9.8%
3.	Automotive Parts	7.1%	7.8%	6.6%
4.	General Merchandise	5.7%	1.4%	1.3%
5.	Theaters	5.5%	5.7%	6.0%
6.	Sporting Goods	5.4%	4.5%	4.1%
7.	Automotive Services	5.2%	5.3%	5.4%
8.	Consumer Electronics	3.7%	2.5%	2.6%
9.	Restaurants – Limited Service	3.5%	4.1%	3.1%
10.	Drug Stores	3.4%	4.0%	4.2%
	Other	28.9%	30.9%	31.6%

		100.0%	100.0%	100.0%

(1)	Based on the annualized base rent for all leases in place as of the end of the respective period.

Property Acquisitions. The following table summarizes the Investment Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisitions:
Number of Investment Properties	53	25	107	35
Gross leasable area (square feet)	1,814,000	351,000	2,470,000	449,000

Total investments (1)	$335,287	$88,791	$444,548	$127,413

(1)	Includes investments in projects under construction for each respective period.

Property Dispositions. The following table summarizes the Investment Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Number of properties	3	2	4	13
Gross leasable area (square feet)	94,000	9,000	100,000	80,000
Net sales proceeds	$7,307	$1,400	$8,080	$12,770
Net gain	$8	$635	$36	$1,013

NNN typically uses the proceeds from property sales either to pay down the outstanding indebtedness of NNN’s revolving credit facility or reinvest in real estate.

Revenue from Continuing Operations Analysis

General. During the quarter and nine months ended September 30, 2011, NNN’s revenue increased primarily due to the increase in rental income based on acquisition volume.

The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,				Percent Increase (Decrease)	Nine Months Ended September 30,				Percent Increase (Decrease)
	2011	2010	2011	2010		2011	2010	2011	2010
			Percent of Total					Percent of Total

Rental income(1)	$63,857	$53,284	94.6%	94.6%	19.8%	$180,471	$158,318	94.4%	94.0%	14.0%
Real estate expense reimbursement from tenants	2,440	1,620	3.6%	2.9%	50.6%	6,868	4,865	3.6%	2.9%	41.2%
Interest and other income from real estate transactions	381	601	0.6%	1.1%	(36.6)%	1,545	2,551	0.8%	1.5%	(39.4)%
Interest income on commercial mortgage residual interests	782	798	1.2%	1.4%	(2.0)%	2,325	2,705	1.2%	1.6%	(14.0)%

Total revenues from continuing operations	$67,460	$56,303	100.0%	100.0%	19.8%	$191,209	$168,439	100.0%	100.0%	13.5%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).

Rental Income. Rental income increased for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010, but remained consistent as a percent of the total revenues from continuing operations. The increase for the quarter and nine months ended September 30, 2011, is primarily due to the rental income generated from the acquisition of 194 properties with aggregate gross leasable area of approximately 1,700,000 square feet during 2010 and 107 properties with aggregate gross leasable area of approximately 2,470,000 square feet during 2011.

Real Estate Expense Reimbursements from Tenants. Real estate expense reimbursements from tenants increased for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase is primarily attributable to a full year of reimbursements from certain newly acquired Investment Properties in 2010 and 2011 and the timing of real estate tax reimbursements from certain tenants.

Interest and Other Income from Real Estate Transactions. Interest and other income from real estate transactions decreased for the quarter and nine months ended September 30, 2011, as compared to 2010. The decrease is primarily due to the decrease in the average outstanding balance of NNN’s mortgages receivable to $20,954,000 for the nine months ended September 30, 2011 as compared to $34,563,000 for the same period in 2010.

Interest Income on Commercial Mortgage Residual Interests. Interest income on commercial mortgage residual interests (“Residuals”) decreased for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010. The decrease in interest income on Residuals is primarily the result of scheduled loan amortization.

Analysis of Expenses from Continuing Operations

General. Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2011, primarily due to an increase in depreciation expense, reimbursable real estate expenses from acquired properties and an increase in incentive compensation. The increase in operating expenses for the nine months ended September 30, 2011 was partially offset by a lower valuation adjustment of the Residuals’ fair value. The following table summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2011	2010		2011	2010	2011	2010

General and administrative	$7,036	$5,927	18.7%	26.6%	28.7%	10.4%	10.5%
Real estate	4,459	2,908	53.3%	16.9%	14.1%	6.6%	5.2%
Depreciation and amortization	14,947	11,817	26.5%	56.5%	57.2%	22.2%	21.0%

Total operating expenses	$26,442	$20,652	28.0%	100.0%	100.0%	39.2%	36.7%

Interest and other income	$(457)	$(332)	37.7%	(2.3)%	(2.1)%	(0.7)%	(0.6)%
Interest expense	20,086	16,501	21.7%	102.3%	102.1%	29.8%	29.3%

Total other expenses (revenues)	$19,629	$16,169	21.4%	100.0%	100.0%	29.1%	28.7%

The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percent of Revenues from Continuing Operations
	2011	2010		2011	2010	2011	2010

General and administrative	$20,261	$17,299	17.1%	27.1%	26.2%	10.6%	10.3%
Real estate	12,055	9,401	28.2%	16.1%	14.3%	6.3%	5.6%
Depreciation and amortization	42,215	35,422	19.2%	56.3%	53.7%	22.1%	21.0%
Impairment commercial mortgage residual interests valuation	396	3,848	(89.7)%	0.5%	5.8%	0.2%	2.3%

Total operating expenses	$74,927	$65,970	13.6%	100.0%	100.0%	39.2%	39.2%

Interest and other income	$(1,083)	$(1,170)	(7.4)%	(2.0)%	(2.5)%	(0.6)%	(0.7)%
Interest expense	55,260	48,524	13.9%	102.0%	102.5%	28.9%	28.8%

Total other expenses (revenues)	$54,177	$47,354	14.4%	100.0%	100.0%	28.3%	28.1%

General and Administrative Expenses. General and administrative expenses increased for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010, but remained constant as a percentage of revenues from continuing operations. The increase is primarily attributable to an increase in incentive compensation.

Real Estate. Real estate expenses increased for the quarter and nine months ended September 30, 2011 as compared to the same periods in 2010.

This increase in real estate expenses is primarily attributable to an increase in tenant reimbursable expenses from certain newly acquired Investment Properties in 2010 and 2011 and timing of real estate tax payments for certain properties.

Depreciation and Amortization. Depreciation and amortization increased for the quarter and nine months ended September 30, 2011, as compared to the same periods in 2010. The increase is primarily due to the acquisition of 194 properties with aggregate gross leasable area of approximately 1,700,000 square feet during 2010 and 107 properties with aggregate gross leasable area of approximately 2,470,000 square feet during 2011.

Impairment – Commercial Mortgage Residual Interests Valuation. In connection with the independent valuations of the Residuals’ fair value, NNN recorded an other than temporary valuation adjustment of $396,000 during the nine months ended September 30, 2011, as compared to $3,848,000 recorded during the same period in 2010. For the nine months ended September 30, 2011, the decrease in the valuation adjustment was attributable to the changes, effective in 2010, in the valuation assumptions. Adjustments to valuation assumptions are due to changes in loan performance relating to the Residuals.

Interest Expense. Interest expense increased for the quarter and nine months ended September 30, 2011, as compared to the quarter and nine months ended September 30, 2010. The following represents the primary changes in debt that have impacted interest expense:

(i)	the $135,533,000 increase in the weighted average debt outstanding on the credit facility for the nine months ended September 30, 2011, as compared to the same period in 2010,

(ii)	the payoff of the $20,000,000 8.5% notes payable in September 2010, and

(iii)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%.

Liquidity

General. NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.

Cash and Cash Equivalents. The table below summarizes NNN’s cash flows for the nine months ended September 30 (dollars in thousands):

	2011	2010
Cash and cash equivalents:
Provided by operating activities	$139,145	$161,891
Used in investing activities	(431,962)	(98,553)
Provided by (used in) financing activities	310,447	(74,554)

Increase	17,630	(11,216)
Net cash at beginning of period	2,048	15,225

Net cash at end of period	$19,678	$4,009

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of Inventory Properties and interest income less cash used for general and administrative expenses, interest expense and the acquisition of Inventory Properties. NNN’s cash flow from operating activities, net of the cash used in and provided by the acquisition and disposition of its Inventory Properties, has been sufficient to pay the dividends in each of the periods presented. NNN generally uses proceeds from its credit facility to fund the acquisition of its Inventory Properties. The change in cash provided by operations for the nine months ended September 30, 2011 and 2010 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.”

Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Investment Properties.

NNN’s financing activities for the nine months ended September 30, 2011, include the following significant transactions:

•	$161,000,000 in net payments on NNN’s credit facility,

•	$229,451,000 in net proceeds from the issuance of 9,200,000 shares of common stock in September,

•	$292,956,000 in net proceeds from the issuance of 5.50% notes payable,

•	$96,915,000 in dividends paid to common stockholders,

•	$5,089,000 in dividends paid to holders of the depositary shares of NNN’s Series C preferred stock, and

•	$59,707,000 in net proceeds from the issuance of 2,423,611 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Contractual Obligations and Commercial Commitments. As of September 30, 2011, NNN has agreed to fund construction commitments in connection with the development of additional properties as outlined in the table below (dollars in thousands):

	Total Commitment(1)	Amount Funded	Remaining Commitment

Investment Portfolio	$97,959	$69,145	$28,814

(1)	Includes construction and land costs.

As of September 30, 2011, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in NNN’s Annual Report on Form 10-K for the year ended December 31, 2010. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”

In November 2011, NNN entered into two real estate purchase and sale contracts totaling approximately $200,000,000.

Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.

Generally the Investment Properties are leased under long-term net leases, which generally require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the building, as well as the entire leased premises, and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Investment Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. NNN retains responsibility for certain costs and expenses associated with certain Investment Properties. Management anticipates the costs associated with certain Investment Properties, NNN’s vacant Investment Properties or those Investment Properties that become vacant will also be met with funds from operations and working capital. However, NNN may be required to borrow under its credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.

As of September 30, 2011, NNN owned 37 vacant, un-leased Investment Properties which accounted for approximately three percent of total Investment Properties held in NNN’s Investment Portfolio. The lost revenues and increased property expenses resulting from vacant properties could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Investment Properties at comparable rental rates and in a timely manner. Additionally, as of October 28, 2011, less than approximately one percent of the total gross leasable area of NNN’s Investment Portfolio was leased to three tenants that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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

The following table outlines the dividends declared and paid for each issuance of NNN’s stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2011	2010
Series C preferred stock(1):
Dividends	$5,089	$5,089
Per share	1.3828	1.3828
Common stock:
Dividends	96,915	93,762
Per share	1.145	1.130

(1)	The Series C preferred stock has no maturity date and will remain outstanding unless redeemed.

In October 2011, NNN declared a dividend of $0.385 per share which is payable in November 2011 to its common stockholders of record as of October 31, 2011.

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

Debt

The following is a summary of NNN’s total outstanding debt (dollars in thousands):

	September 30, 2011	Percentage of Total	December 31, 2010	Percentage of Total

Line of credit payable	$—	—	$161,000	14.2%
Mortgages payable	23,453	1.9%	24,269	2.2%
Notes payable – convertible	354,346	27.8%	349,534	30.8%
Notes payable	894,833	70.3%	598,882	52.8%

Total outstanding debt	$1,272,632	100.0%	$1,133,685	100.0%

Indebtedness. NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.

Line of Credit Payable. On May 25, 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $135,741,000 and a weighted average interest rate of 3.2% during the nine months ended September 30, 2011. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN’s debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $650,000,000. As of September 30, 2011, no amount was outstanding and $450,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000. In July and September 2011, NNN used the proceeds from the $300,000,000 senior notes public offering and the 9,200,000 shares issued, respectively, to pay down all of the outstanding indebtedness on the Credit Facility.

Notes Payable – Convertible. Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share data):

Terms	2026 Notes(1)(3)		2028 Notes(1)(4)

Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate	3.950%		5.125%
Effective Interest Rate	5.840%		7.192%
Debt Issuance Costs	$3,850	(2)	$5,459 (5)
Earliest Conversion Date	September 2025		June 2027
Earliest Put Option Date	September 2016	(6)	June 2013
Maturity Date	September 2026		June 2028
Outstanding principal balance at September 30, 2011	$138,700		$223,035

(1)

Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	Debt issuance costs have been fully amortized as of September 2011.
(3)	The conversion rate per $1 principal amount was 42.2144 shares of NNN’s common stock, which is equivalent to a conversion price of $23.6886 per share of common stock.
(4)	The conversion rate per $1 principal amount was 39.3932 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3851 per share of common stock.
(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.
(6)	None of the 2026 Notes were repurchased in connection with the prior put option date of September 2011.

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

Notes Payable. In June 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued $300,000,000 principal amount of 5.50% Notes due July 2021 (“2021 Notes”) which closed in July 2011. The 2021 Notes were sold at a discount at an aggregate purchase price of $295,731,000 with interest payable semi-annually commencing on January 15, 2012. The discount of $4,269,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. The effective interest rate after note discount is 5.69%. In connection with the debt offering, NNN previously entered into two interest rate hedges with a total notional amount of $150,000,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300,000, of which $5,218,000 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

The 2021 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN’s subsidiaries. Additionally, the 2021 Notes are redeemable at NNN’s option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated July 6, 2011, relating to the 2021 Notes.

NNN received $292,956,000 of proceeds in connection with the issuance of the 2021 Notes, net of debt issuance cost totaling $2,775,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, printing fees, and rating agency fees. The Company used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and intends to use the remainder for general corporate purposes, which may include future property acquisitions.

In September 2011, pursuant to the terms of the 3.95% Convertible Senior Notes due 2026 (“2026 Notes”), the holders of the 2026 Notes had the option to surrender all or a portion of the 2026 Notes to NNN in exchange for cash at par value (“Put Option”). At the expiration of the Put Option on September 19, 2011, none of the 2026 Notes were surrendered and therefore none of the 2026 Notes were purchased by NNN pursuant to the Put Option. The next Put Option for the holders of the 2026 Notes is September 2016.

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

In September 2011, NNN issued 9,200,000 shares (including 1,200,000 shares in connection with the underwriters’ over allotment) of common stock at a price of $26.07 per share and received net proceeds of $229,451,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $10,393,000, consisting primarily of underwriters’ fees and commissions, legal and accounting fees and printing expenses. The Company used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and intends to use the remainder for general corporate purposes, which may include future property acquisitions.

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

	Nine Months Ended September 30,
	2011	2010

Shares of common stock	2,423,611	663,741
Net proceeds	$59,707	$14,159

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of September 30, 2011. Due to changes in market conditions relating to residual assets, the independent valuation changed certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2011	December 31, 2010

Discount rate	25%	25%
Average life equivalent CPR(1) speeds range	2.18% to 20.77% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.2% - 14.7% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3 -month curve	Forward 3 - month curve
Prime	Forward curve	Forward curve

(1)   Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Unrealized gains	$–	$658	$599	$785
Other than temporary valuation impairment	$–	$–	$396	$3,848

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2011, Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. In June 2011, NNN terminated its two interest rate hedges with a total notional amount of $150,000,000 that were hedging the risk of changes in the interest-related cash outflows with the potential issuance of long-term debt. NNN had no outstanding derivatives as of September 30, 2011.

The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2011 and December 31, 2010. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2011. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of September 30, 2011 and an outstanding balance of $161,000,000 as of December 31, 2010. The table incorporates only those debt obligations that existed as of September 30, 2011, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by more than two percent for the nine months ended September 30, 2011.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages		Unsecured Debt (1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2011	$282	7.20%	$–	–
2012	19,290	6.92%	49,973	7.83%
2013	863	7.35%	215,646	7.19%
2014	881	7.27%	149,854	5.91%
2015	917	7.22%	149,807	6.19%
Thereafter	1,220	7.47%	683,899	6.17%

Total	$23,453	6.99%	$1,249,179	6.38%

Fair Value:
September 30, 2011	$23,453		$1,342,478

December 31, 2010	$24,269		$1,044,621

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $16,322,000 and $15,915,000 as of September 30, 2011 and December 31, 2010, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN’s management, including NNN’s Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2011 of the design and operation of NNN’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN’s risk factors disclosed in Item 1A. Risk Factors of NNN’s Annual Report on Form 10-K for the year ended December 31, 2010

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

4.3	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.4	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

4.5	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.6	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.8	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.9	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.10	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.11	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	4.12	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

	4.13	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.14	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.15	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.16	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.17	Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

	4.18	Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

	10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

	10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

	10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

	10.15	Amended and restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of

Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED this 8th day of November, 2011.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and By-laws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference).

	3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.375% Series C Cumulative Preferred Stock, par value $0.01 per share, dated October 11, 2006 (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

	3.3	Third Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on May 1, 2006, and incorporated herein by reference; second amendment filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007, and incorporated herein by reference).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Certificate of Common Stock, par value $0.01 per share, of the Registrant (filed as Exhibit 3.4 to the Registrant’s Registration Statement No. 1-11290 on Form 8-B filed with the Securities and Exchange Commission and incorporated herein by reference).

	4.2	Indenture, dated as of March 25, 1998, between the Registrant and First Union National Bank, as trustee (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-132095) filed with the Securities and Exchange Commission on February 28, 2006, and incorporated herein by reference).

	4.3	Form of Supplemental Indenture No. 4 dated as of May 30, 2002, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $50,000,000 of 7.75% Notes due 2012 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

	4.4	Form of 7.75% Notes due 2012 (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 4, 2002, and incorporated herein by reference).

	4.5	Form of Supplemental Indenture No. 5 dated as of June 18, 2004, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.25% Notes due 2014 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.6	Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.7	Form of Supplemental Indenture No. 6 dated as of November 17, 2005, by and among Registrant and Wachovia Bank, National Association, Trustee, relating to $150,000,000 of 6.15% Notes due 2015 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.8	Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.9	Seventh Supplemental Indenture, dated as of September 13, 2006, between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.10	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.11	Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

4.13	Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.14	Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

	4.15	Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.16	Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

	4.17	Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

	4.18	Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

10.	Material Contracts

	10.1	2007 Performance Incentive Plan (filed as Annex A to the Registrant’s 2007 Annual Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2007, and incorporated herein by reference).

	10.2	Form of Restricted Stock Agreement between NNN and the Participant of NNN (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005, and incorporated herein by reference).

	10.3	Employment Agreement dated as of December 1, 2008, between the Registrant and Craig Macnab (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.4	Employment Agreement dated as of December 1, 2008, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

	10.5	Employment Agreement dated as of December 1, 2008, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.6	Employment Agreement dated as of December 1, 2008, between the Registrant and Paul E. Bayer (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.7	Employment Agreement dated as of December 1, 2008, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 2008, and incorporated herein by reference).

10.8	Form of Indemnification Agreement (as entered into between the Registrant and each of its directors and executive officers) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on June 12, 2009, and incorporated herein by reference).

10.09	Credit Agreement, dated as of November 3, 2009, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2009, and incorporated herein by reference).

10.10	Amendment to Employment Agreement, dated as of November 8, 2010, between the Registrant and Craig Macnab (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Julian E. Whitehurst (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.12	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Kevin B. Habicht (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.13	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Paul E. Bayer (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

10.14	Amendment to Employment Agreement dated as of November 8, 2010, between the Registrant and Christopher P. Tessitore (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2011, and incorporated herein by reference).

	10.15	Amended and restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.	Interactive Data File

	101.1	The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).