Form 10-K
period 2011-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2012-02-24
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                      .
Commission file number 001-11290
NATIONAL RETAIL PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	56-1431377 (I.R.S. Employer Identification No.)
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 7.375% Series C Preferred Stock, $0.01 par value 6.625% Series D Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2011 was $2,074,965,000.
The number of shares of common stock outstanding as of February 15, 2012 was 105,775,779.
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
The Company
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests.
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”). As of December 31, 2011, NNN owned 1,422 Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of 16,428,000 square feet, located in 47 states. Approximately 97 percent of the total properties in NNN’s Property Portfolio were leased or operated as of December 31, 2011.
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Currently, NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors, including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 31, 2012, NNN employed 59 full-time associates including executive and administrative personnel.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge.

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NNN.” The depositary shares, each representing 1/100th of a share of 7.375% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol “NNNPRC.” The depositary shares, each representing a 1/100th interest in a share of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), of NNN are expected to trade on the NYSE under the ticker symbol “NNNPRD.”
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
In some cases, NNN’s investment in real estate is in the form of mortgages, structured finance investments or other loans which may be secured by real estate, a borrower’s pledge of ownership interests in the entity that owns the real estate or other assets. These investments, which represent less than once percent of NNN's total assets, may be subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.
NNN holds real estate assets until it determines that the sale of such an asset is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate asset, NNN may consider factors such as potential capital appreciation, net cash flow, tenant credit quality, market lease rates, potential use of sale proceeds and federal income tax considerations.
NNN’s management team considers certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN may include items such as: the composition of NNN’s Property Portfolio (including but not limited to tenant, geographic and line of trade diversification), the occupancy rate of NNN’s Property Portfolio, certain financial performance ratios, profitability measures, industry trends and performance of competitors compared to that of NNN.
The operating strategies employed by NNN have allowed it to increase the annual dividend (paid quarterly) per common share for 22 consecutive years.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, ability to underwrite and acquire properties, and because of management’s experience in seeking out, identifying and evaluating potential acquisitions.
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
Investments in Real Estate Mortgages, Commercial Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities
While NNN’s primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages, commercial mortgage residual interests and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnerships or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities. For example, NNN from time to time has made investments in mortgage loans, has held mortgages on properties that NNN has sold and has made structured finance investments and other loans related to properties acquired or sold.
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
NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $450,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2011, $65,600,000 was outstanding and $384,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.
For the year ended December 31, 2011, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 39 percent and the ratio of secured indebtedness to total gross assets was approximately one percent. The ratio of total debt to total market capitalization was approximately 33 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.
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
Property Portfolio
As of December 31, 2011, NNN owned 1,422 Properties with an aggregate gross leasable area of 16,428,000 square feet, located in 47 states. Approximately 97 percent of total properties in the Property Portfolio were leased or operated by NNN as of December 31, 2011.

The following table summarizes NNN’s Property Portfolio as of December 31, 2011 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	5	104	$8,882	$5	$971
Building	135	1	12	29,373	19	1,635

(1)	Approximate square feet.

(2)	Costs vary depending upon size and local demographic factors.
In connection with the development of 54 Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $158,725,000. As of December 31, 2011, NNN had funded $103,614,000 of these commitments, with $55,111,000 remaining to be funded.
As of December 31, 2011, NNN did not have any tenant that accounted for ten percent or more of its rental income.
Leases
Although there are variations in the specific terms of the leases, the following is a summary of the general structure of NNN’s leases. Generally, the leases of the Properties provide for initial terms of 15 to 20 years. As of December 31, 2011, the weighted average remaining lease term was approximately 12 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (payable in monthly installments) ranging from $1,000 to $2,521,000 (average of $211,000). NNN's leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or, to a lesser extent, increases in the tenant’s sales volume.
Generally, the Property leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions provided under the initial lease term. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2011:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2012	1.5%	28	434,000	2018	3.5%	39	829,000
2013	3.5%	42	883,000	2019	3.1%	40	670,000
2014	3.3%	43	587,000	2020	3.5%	87	746,000
2015	3.1%	68	926,000	2021	5.1%	86	723,000
2016	2.1%	38	569,000	Thereafter	67.5%	861	8,406,000
2017	3.8%	32	812,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2011.

(2)	Approximate square feet.

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2011	2010	2009
1.	Convenience stores	24.6%	23.5%	26.1%
2.	Restaurants - full service	9.4%	10.1%	9.1%
3.	Automotive parts	6.5%	7.8%	6.6%
4.	General merchandise	5.2%	1.4%	1.6%
5.	Theaters	5.0%	5.7%	6.2%
6.	Automotive service	4.9%	5.3%	5.5%
7.	Sporting goods	4.8%	4.5%	3.5%
8.	Restaurants - limited service	3.6%	4.3%	3.6%
9.	Consumer electronics	3.5%	2.6%	3.0%
10.	Drug stores	3.2%	3.9%	4.0%
	Other	29.3%	30.9%	30.8%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table shows the top 10 states in which NNN’s Properties are located as of December 31, 2011:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	329	23.0%
2.	Florida	102	9.2%
3.	Illinois	53	5.6%
4.	North Carolina	77	5.2%
5.	Georgia	64	4.1%
6.	Indiana	42	3.5%
7.	California	33	3.4%
8.	Ohio	43	3.3%
9.	Pennsylvania	85	3.1%
10.	Virginia	28	3.1%
	Other	566	36.5%
		1,422	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2011.
 Mortgages and Notes Receivable
Mortgages are secured by real estate, real estate securities or other assets and include structured finance investments which are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2011	2010
Mortgages and notes receivable	$32,751	$29,750
Accrued interest receivables, net of reserves	730	644
Unamortized discount	(53)	(63)
	$33,428	$30,331

Commercial Mortgage Residual Interests
Orange Avenue Mortgage Investments, Inc. (“OAMI”), a wholly owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $15,299,000 and $15,915,000 at December 31, 2011 and 2010, respectively.
Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. As a part of its acquisition due diligence process, NNN generally obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.
As of February 15, 2012, NNN has 66 Properties currently under some level of environmental remediation. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 15, 2012, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
Other Regulations.  State and local fire, life-safety and similar requirements regulate the use of NNN’s Properties. NNN’s leases generally require each tenant to undertake primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

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

Potential consequences of the current financial and economic conditions include:

•
the financial condition of NNN’s tenants may be adversely affected, which may result in tenant defaults under the leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•
the ability to borrow on terms and conditions that NNN finds acceptable may be limited or unavailable, which could reduce NNN’s ability to pursue acquisition and development opportunities and refinance existing debt, reduce NNN’s returns from acquisition and development activities, reduce NNN’s ability to make cash distributions to its shareholders and increase NNN’s future interest expense;

•
the recognition of impairment charges on or reduced values of NNN’s properties, which may adversely affect NNN's results of operations or limit NNN’s ability to dispose of assets at attractive prices and may reduce the availability of buyer financing;

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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2012 and 2021. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than NNN’s existing capital which would have an adverse impact on NNN’s business, financial condition or results of operations.
Loss of revenues from tenants would reduce NNN’s cash flow.
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies among NNN’s Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the ultimate sale value of each such vacant property. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or NNN may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.
A significant portion of the source of NNN’s Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and in specific geographic locations.
As of December 31, 2011, approximately,

•	51 percent of NNN’s Property Portfolio annual base rent is generated from five retail lines of trade, including convenience stores (25 percent) and full-service restaurants (nine percent),

•	27 percent of NNN’s Property Portfolio annual base rent is generated from five tenants, including The Pantry, Inc. (seven percent) and Susser Holdings Corp. (six percent), and

•	47 percent of NNN’s Property Portfolio annual base rent is generated from five states, including Texas (23 percent) and Florida (nine percent).
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
NNN’s economic performance and the value of its real estate assets are subject to the risk that if NNN’s properties do not generate revenues sufficient to meet its operating expenses, including debt service, NNN’s cash flow and ability to pay distributions to its shareholders will be adversely affected. As a real estate company, NNN is susceptible to the following real estate industry risks, which are beyond its control:

•	changes in national, regional and local economic conditions and outlook,

•	decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store based retailing,

•	economic downturns in the areas where NNN’s properties are located,

•
adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, intense competition for tenants, or a geographic shift in the market away from NNN’s properties,

•	changes in tenant or consumer preferences that reduce the attractiveness of NNN’s properties to tenants,

•	changes in zoning, regulatory restrictions, or tax laws, and

•	changes in interest rates or availability of financing.

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
NNN cannot predict what other laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN’s properties, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its retail tenants, or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN’s results of operation.
NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN.
There may be known or unknown environmental liabilities associated with properties owned or acquired in the future by NNN. Certain particular uses of some properties may also have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as convenience stores with underground petroleum storage tanks or auto parts and auto service businesses using petroleum products, paint and machine solvents. Some of NNN’s properties may contain asbestos or asbestos-containing materials, or may contain or may develop mold or other bio-contaminants. Asbestos-containing materials must be handled, managed and removed in accordance with applicable governmental laws, rules and regulations. Mold and other bio-contaminants can produce airborne toxins, may cause a variety of health issues in individuals and must be remediated in accordance with applicable governmental laws, rules and regulations.
As part of its due diligence process, NNN generally obtains an environmental site assessment for each property it acquires. In cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the contamination in accordance with applicable laws, rules and regulations, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance. Although sellers or tenants may be contractually responsible for remediating hazardous materials on a property and may be responsible for indemnifying NNN for any liability resulting from the use of a property and for any failure to comply with any applicable environmental laws, rules or regulations, NNN has no assurance that sellers or tenants shall be able to meet their remediation and indemnity obligations to NNN. A tenant or seller may not have the financial ability to meet its remediation and indemnity obligations to NNN when required. Furthermore, NNN may have strict liability to governmental agencies or third parties as a result of the existence of hazardous materials on properties, whether or not NNN knew about or caused such hazardous materials to exist.

As of February 15, 2012 NNN has 66 Properties currently under some level of environmental remediation. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
NNN may be unable to sell properties targeted for disposition due to adverse market conditions. This may adversely affect, among other things, NNN’s ability to sell under favorable terms, execute its operating strategy, achieve target earnings or returns, retire or repay debt or pay dividends.
A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN’s financial position.
As of December 31, 2011, the Residuals had a carrying value of $15,299,000. The value of these Residuals is based on assumptions made by NNN to determine their value. These assumptions include, but are not limited to, discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.
NNN may suffer a loss in the event of a default or bankruptcy of a borrower.
If a borrower defaults on a mortgage, structured finance loan or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2011, mortgages and notes receivables had an outstanding principal balance of $33,428,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
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
NNN's loss of key management could adversely affect performance and the value of its common stock.
NNN is dependent on the efforts of its key management. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its common stock.
Operating losses from retail operations on certain Properties may adversely impact NNN’s results of operations.
In June 2009, NNN acquired the operations of an auto service business that was operated on certain Properties. A third party manages and staffs these operations on behalf of NNN. The results of business operations from these properties are subject to the typical execution risks inherent with many retail operations including: merchandising, pricing, customer service, competition, consumer preferences and behavior, safety, compliance with various federal, state and local laws, ordinances and regulations, environmental contamination, weather conditions, or other trends in the markets they serve. These factors could negatively impact NNN’s results of operations from these certain Properties.
Uninsured losses may adversely affect NNN’s ability to pay outstanding indebtedness.
NNN’s properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes or other types of natural disasters or wars or other acts of violence) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow and asset value.

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
As of December 31, 2011, NNN owned 38 vacant, un-leased Properties, which accounted for approximately three percent of total Properties held in NNN’s Property Portfolio. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2012, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to four tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2011, NNN had total mortgage debt outstanding of approximately $23,171,000, total unsecured notes payable of $1,250,338,000 and $65,600,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
The amount of debt outstanding at any time could have important consequences to NNN’s stockholders. For example, it could:

•
require NNN to dedicate a substantial portion of its cash flow from operations to payments on its debt, thereby reducing funds available for operations, real estate investments and other business opportunities that may arise in the future,

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

NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt.
As of December 31, 2011, NNN had approximately $1,339,109,000 of outstanding indebtedness, of which approximately $23,171,000 was secured indebtedness. NNN’s unsecured debt instruments contains various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•	incur or guarantee additional debt,

•	make certain distributions, investments and other restricted payments,

•	enter into transactions with certain affiliates,

•	create certain liens,

•	consolidate, merge or sell NNN’s assets, and

•	pre-pay debt.
NNN’s secured debt instruments generally contains customary covenants, including, among others, provisions:

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
In addition, certain covenants in NNN’s debt instruments, including its Credit Facility, require NNN, among other things, to:

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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund capital expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2011, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
Cybersecurity risks and cyber incidents could adversely affect NNN's business and disrupt operations.

Cyber incidents can result form deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Item1B. Unresolved Staff Comments
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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five year period commencing December 31, 2006 and ending December 31, 2011. The graph assumes an investment of $100 on December 31, 2006.
Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2011)

180
160
140
120
100
80
60
40
20
Index Value
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
S&P
NAREIT
NNN

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$26.93	$26.69	$27.61	$27.54	$27.61
Low	24.32	23.48	22.69	24.60	22.69
Close	25.95	24.85	26.87	26.38	26.38
Dividends paid per share	0.380	0.380	0.385	0.385	1.530

2010
High	$23.73	$24.59	$25.94	$28.11	$28.11
Low	19.19	20.50	20.82	24.85	19.19
Close	22.83	21.44	25.11	26.50	26.50
Dividends paid per share	0.375	0.375	0.380	0.380	1.510

The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2011		2010

Ordinary dividends	$1.088228	71.1260%	$1.072446	71.0229%
Qualified dividends	—	—%	0.081661	5.4080%
Capital gain	—	—%	0.000861	0.0570%
Unrecaptured Section 1250 Gain	—	—%	0.000498	0.0330%
Nontaxable distributions	0.441772	28.8740%	0.354534	23.4791%
	$1.530000	100.0000%	$1.510000	100.0000%

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
In February 2012, NNN paid dividends to its stockholders of $40,432,000, or $0.385 per share, of common stock.
On January 31, 2012, there were 1,842 stockholders of record of common stock.
In February 2012, NNN declared a dividend on its Series C Preferred Stock of 46.09375 cents per depositary share payable March 15, 2012.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2011	2010	2009	2008	2007
Gross revenues(1)	$271,696	$237,062	$243,933	$247,352	$208,629
Earnings from continuing operations	91,085	70,629	54,567	96,372	75,541
Earnings including noncontrolling interests	92,416	73,353	56,399	119,971	155,743
Net earnings attributable to NNN	92,325	72,997	54,810	117,153	154,599
Total assets	3,434,429	2,713,575	2,590,962	2,649,471	2,539,673
Total debt	1,339,109	1,133,685	987,346	1,027,391	1,049,154
Total stockholders’ equity	2,002,498	1,527,483	1,564,240	1,566,860	1,417,647
Cash dividends declared to:
Common stockholders	133,720	125,391	120,256	110,107	92,989
Series C preferred stockholders	6,785	6,785	6,785	6,785	6,785
Weighted average common shares:
Basic	88,100,076	82,715,645	79,846,258	74,249,137	66,152,437
Diluted	88,837,057	82,849,362	79,953,499	74,344,231	66,263,980
Per share information:
Earnings from continuing operations:
Basic	$0.95	$0.77	$0.58	$1.20	$1.03
Diluted	0.95	0.77	0.58	1.20	1.03
Net earnings:
Basic	0.96	0.80	0.60	1.48	2.23
Diluted	0.96	0.80	0.60	1.48	2.22
Cash dividends declared to:
Common stockholders	1.53	1.51	1.50	1.48	1.40
Series C preferred depositary stockholders	1.84375	1.84375	1.84375	1.84375	1.84375
Other data:
Cash flows provided by (used in):
Operating activities	$182,946	$187,914	$149,502	$237,459	$130,147
Investing activities	(752,068)	(220,260)	(28,063)	(256,304)	(536,717)
Financing activities	569,156	19,169	(108,840)	(6,028)	432,394
Funds from operations – diluted(2)	139,665	108,328	89,506	132,996	110,589

(1)
Gross revenues include revenues from NNN’s continuing and discontinued operations. In accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN has classified the revenues related to (i) all Properties which generated revenue that were sold and a leasehold interest which expired and (ii) all Properties which generated revenue and were held for sale at December 31, 2011, as discontinued operations.

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under generally accepted accounting principles (“GAAP”). FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of real estate assets, excluding gains (or including losses) on the disposition of certain assets, any impairment charges on a depreciable real estate asset and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

FFO is generally considered by industry analysts to be an appropriate measure of operating performance of real estate companies. FFO does not necessarily represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net income as an indication of NNN’s operating performance or to cash flow as a measure of liquidity or ability to make distributions. Management considers FFO an appropriate measure of operating performance of an equity REIT because it primarily excludes the assumption that the value of the real estate assets diminishes predictably over time, and because industry analysts have accepted it as an operating performance measure. NNN’s computation of FFO may differ from the methodology for calculating FFO used by other equity REITs, and therefore, may not be comparable to such other REITs.
All revenue generating property dispositions and revenue generating properties held for sale at December 31, 2011 from NNN’s Property Portfolio are classified as discontinued operations. These properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in its earnings from discontinued operations. These adjustments resulted in a decrease in NNN’s reported total revenues and total and per share earnings from continuing operations and an increase in NNN’s earnings from discontinued operations. However, NNN’s total and per share net earnings available to common stockholders is not affected.
The following table reconciles FFO to their most directly comparable GAAP measure, net earnings for the years ended December 31:

	2011	2010	2009	2008	2007
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$92,325	$72,997	$54,810	$117,153	$154,599
Real estate depreciation and amortization:
Continuing operations	53,827	43,182	42,556	40,024	28,364
Discontinued operations	216	468	1,720	1,766	2,018
Partnership/joint venture real estate depreciation	178	178	178	177	31
Gain on disposition of real estate	(527)	(1,712)	(2,973)	(19,339)	(67,638)
Impairment losses - real estate	431	—	—	—	—
FFO	146,450	115,113	96,291	139,781	117,374
Series C preferred stock dividends	(6,785)	(6,785)	(6,785)	(6,785)	(6,785)
FFO available to common stockholders – basic and diluted	$139,665	$108,328	$89,506	$132,996	$110,589

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
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Currently, NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
As of December 31, 2011, NNN owned 1,422 Properties (including 11 properties with retail operations that NNN operates), with an aggregate gross leasable area of approximately 16,428,000 square feet, located in 47 states. Approximately 97 percent of total properties in the Property Portfolio was leased or operated as of December 31, 2011.
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, and industry trends and performance compared to that of NNN.
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. NNN’s Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.
As of years end December 31, 2011, 2010 and 2009, Properties have remained at least 96 percent leased. NNN's Property Portfolio’s average remaining lease term of 12 years has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

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
Real Estate Portfolio.  NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.

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
NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:
Operating method  –  Properties with leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rental revenue varies during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.
Direct financing method  –  Properties with leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.
Impairment  –  Real Estate.  Based upon the events or changes in certain circumstances, management periodically assesses its Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market condition or the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.
Commercial Mortgage Residual Interests, at Fair Value.  Commercial mortgage residual interests, classified as available for sale, are reported at their market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value. In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, Orange Avenue Mortgage Investments, Inc. ("OAMI"), for $1,603,000 pursuant to which OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation.
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2011, Consolidated Financial Statements.
Use of Estimates.  Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, the recoverability of the carrying value of long-lived assets, including the commercial mortgage residual interests, the recoverability of the income tax benefit, and the collectibility of receivables from tenants, including accrued rental income. Actual results could differ from those estimates.

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio as of December 31:

	2011	2010	2009
Properties Owned:
Number	1,422	1,195	1,015
Total gross leasable area (square feet)	16,428,000	12,972,000	11,373,000
Properties:
Leased	1,364	1,147	966
Operated	11	11	12
Percent of Properties – leased and operated	97%	97%	96%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	15,681,000	12,215,000	10,508,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2011:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2012	1.5%	28	434,000	2018	3.5%	39	829,000
2013	3.5%	42	883,000	2019	3.1%	40	670,000
2014	3.3%	43	587,000	2020	3.5%	87	746,000
2015	3.1%	68	926,000	2021	5.1%	86	723,000
2016	2.1%	38	569,000	Thereafter	67.5%	861	8,406,000
2017	3.8%	32	812,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2011.

(2)	Approximate square feet.
The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

	Lines of Trade	2011	2010	2009
1.	Convenience stores	24.6%	23.5%	26.1%
2.	Restaurants - full service	9.4%	10.1%	9.1%
3.	Automotive parts	6.5%	7.8%	6.6%
4.	General merchandise	5.2%	1.4%	1.6%
5.	Theaters	5.0%	5.7%	6.2%
6.	Automotive service	4.9%	5.3%	5.5%
7.	Sporting goods	4.8%	4.5%	3.5%
8.	Restaurants - limited service	3.6%	4.3%	3.6%
9.	Consumer electronics	3.5%	2.6%	3.0%
10.	Drug stores	3.2%	3.9%	4.0%
	Other	29.3%	30.9%	30.8%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table shows the top 10 states in which NNN’s Properties are located in as of December 31, 2011:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	329	23.0%
2.	Florida	102	9.2%
3.	Illinois	53	5.6%
4.	North Carolina	77	5.2%
5.	Georgia	64	4.1%
6.	Indiana	42	3.5%
7.	California	33	3.4%
8.	Ohio	43	3.3%
9.	Pennsylvania	85	3.1%
10.	Virginia	28	3.1%
	Other	566	36.5%
		1,422	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2011.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2011	2010	2009
Acquisitions:
Number of Properties	218	194	10
Gross leasable area (square feet)	3,448,000	1,700,000	309,000
Total dollars invested(1)	$772,463	$256,570	$38,968

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2011	2010	2009
Number of properties	8	18	13
Gross leasable area (square feet)	122,000	326,000	253,000
Net sales proceeds	$12,632	$58,797	$21,890
Net gain	$527	$1,712	$2,973

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Revenue from Continuing Operations Analysis
General.  During the year ended December 31, 2011, NNN’s rental income increased primarily due to the increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.

The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2011	2010	2009	Percent of Total			2011 Versus 2010 Percent Increase (Decrease)	2010 Versus 2009 Percent Increase (Decrease)

				2011	2010	2009
Rental Income(1)	$250,449	$214,249	$212,114	94.2%	94.0%	92.7%	16.9%	1.0%
Real estate expense reimbursement from tenants	9,927	7,197	8,138	3.7%	3.2%	3.5%	37.9%	(11.6)%
Interest and other income from real estate transactions	2,312	2,982	4,323	0.9%	1.3%	1.9%	(22.5)%	(31.0)%
Interest income on commercial mortgage residual interests	3,105	3,460	4,252	1.2%	1.5%	1.9%	(10.3)%	(18.6)%
Total revenues from continuing operations	$265,793	$227,888	$228,827	100.0%	100.0%	100.0%	16.6%	(0.4)%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
Rental Income.  Rental Income increased in amount, but remained consistent as a percent of the total revenues from continuing operations for the year ended December 31, 2011 as compared to 2010. The increase for the year ended December 31, 2011, is primarily due to a full year of rental income from the acquisition of 194 properties with a gross leasable area of approximately 1,700,000 square feet in 2010 and a partial year of rental income from the acquisition of 218 properties with aggregate gross leasable area of approximately 3,448,000 during 2011. In addition, NNN recorded $2,649,000 as compared to $728,000 in lease termination and rent settlement fees during the years ended December 31, 2011 and 2010, respectively.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2011, as compared to 2010 and increased as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2010 and a partial year of reimbursements from certain newly acquired properties in 2011.
Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions decreased for the year ended December 31, 2011, as compared to 2010. The decrease is primarily due to the decrease in the average outstanding balance of NNN's mortgages receivable to $23,798,000 for the year ended December 31, 2011 as compared to $31,925,000 for the same period in 2010.
Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) decreased for the year ended December 31, 2011, as compared to December 31, 2010. The decrease in interest income on Residuals is primarily the result of scheduled loan amortization.
Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
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

Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests decreased for the year ended December 31, 2010, as compared to December 31, 2009, but remained fairly stable as a percent of total revenue from continuing operations. The decrease in interest income on Residuals is primarily the result of declining loan balances from prepayments and scheduled loan amortization.
Analysis of Expenses from Continuing Operations
General.  During 2011, operating expenses from continuing operations increased primarily due to an increase in depreciation expense, an increase in reimbursable real estate expenses from acquired properties and an increase in incentive compensation during the year ended December 31, 2011, as compared to the same period in 2010. The increase was partially offset by the recovery of previous impairment losses and other charges. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2011	2010	2009
General and administrative	$28,814	$22,763	$21,774
Real estate	16,887	13,235	13,497
Depreciation and amortization	58,115	48,047	46,258
Impairment losses and other charges, net of recoveries	(1,431)	7,458	36,080
Impairment – commercial mortgage residual interests valuation	1,024	3,995	498
Restructuring costs	—	—	731
Total operating expenses	$103,409	$95,498	$118,838

Interest and other income	$(1,511)	$(1,513)	$(1,371)
Interest expense	74,845	65,179	62,151
Total other expenses (revenues)	$73,334	$63,666	$60,780

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2011 Versus 2010 Percent Increase (Decrease)	2010 Versus 2009 Percent Increase (Decrease)
	2011	2010	2009	2011	2010	2009
General and administrative	27.9%	23.8%	18.3%	10.8%	10.0%	9.5%	26.6%	4.5%
Real estate	16.3%	13.9%	11.4%	6.4%	5.8%	5.9%	27.6%	(1.9)%
Depreciation and amortization	56.2%	50.3%	38.9%	21.9%	21.1%	20.2%	21.0%	3.9%
Impairment losses and other charges, net of recoveries	(1.4)%	7.8%	30.4%	(0.5)%	3.3%	15.8%	(119.2)%	(79.3)%
Impairment – commercial mortgage residual interests valuation	1.0%	4.2%	0.4%	0.4%	1.8%	0.2%	(74.4)%	702.2%
Restructuring costs	—	—	0.6%	—	—	0.3%	—	(100.0)%
Total operating expenses	100.0%	100.0%	100.0%	39.0%	42.0%	51.9%	8.3%	(19.6)%

Interest and other income	(2.1)%	(2.4)%	(2.3)%	(0.6)%	(0.7)%	(0.6)%	(0.1)%	10.4%
Interest expense	102.1%	102.4%	102.3%	28.2%	28.6%	27.2%	14.8%	4.9%
Total other expenses (revenues)	100.0%	100.0%	100.0%	27.6%	27.9%	26.6%	15.2%	4.7%

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2011, as compared to the same period in 2010 both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2011, is primarily attributable to an increase in incentive compensation.

Real Estate.  Real estate expenses increased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the year ended December 31, 2011, as compared to the same period in 2010. The increase is primarily due to the increase in tenant reimbursable expenses related to a partial year of reimbursable expenses from certain properties acquired in 2011 and a full year of reimbursable expenses from certain properties acquired in 2010.
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is primarily due to the acquisition of 194 properties with an aggregate gross leasable area of approximately 1,700,000 square feet in 2010 and 218 properties with an aggregate gross leasable area of approximately 3,448,000 square feet during 2011.
Impairment Losses and Other Charges, Net of Recoveries.  The decrease in impairment losses and other charges is primarily due to a $5,625,000 mortgage receivable charge recorded in 2010, of which $3,115,000 was recovered in 2011.
Impairment  –  Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2011 and 2010, NNN recorded an other than temporary valuation adjustment of $1,024,000 and $3,995,000, respectively, as a reduction of earnings from operations.
Interest Expense.  Interest expense increased for the year ended December 31, 2011, as compared to the same period in 2010, and increased as a percentage of revenues from continuing operations but remained relatively stable as a percentage of total operating expenses.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the payoff of the $20,000,000 8.5% notes payable in September 2010,

(ii)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%, and

(iii)	the increase of $86,782,000 in the weighted average debt outstanding on the Credit Facility for the year ended December 31, 2011, as compared to the same period in 2010.

Comparison of Year End December 31, 2010 to Year Ended December 31, 2009
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2010, as compared to the same period in 2009 and increased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2010, is primarily attributable to an increase in noncash long-term incentive compensation. This increase is partially offset by a decrease in lost pursuit costs and an increase in capitalized overhead.
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
Impairment Losses and Other Charges, Net of Recoveries.  Based upon the events or changes in certain circumstances, management periodically assesses its Investment Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive return. Generally, NNN determines a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. The decrease in impairment losses and other charges is primarily due to real estate impairments of $28,884,000 recorded in 2009, as compared to zero in 2010.
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
Discontinued Operations
Earnings (Loss)
NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold, its leasehold interests that expired or were terminated and any revenue generating Properties that were held for sale at December 31, 2011. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2011			2010			2009
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	8	$424	$1,331	16	$1,434	$2,724	11	$2,950	$1,832
Noncontrolling interests	—	—	(80)	—	—	11	—	—	(166)
	8	$424	$1,251	16	$1,434	$2,735	11	$2,950	$1,666

NNN periodically sells Properties and may reinvest the sales proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Impairment Losses and Other Charges. NNN periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. Generally, NNN calculates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the years ended December 31, 2011 and 2009, NNN recognized real estate impairments on discontinued operations of $431,000 and $5,630,000, respectively. During the year ended December 31, 2010, NNN did not recognize real estate impairments on discontinued operations.

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
Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses for a property, thus, NNN’s exposure to inflation is reduced. Inflation may have an adverse impact on NNN’s tenants.

Liquidity
General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
NNN expects to meet these requirements (other than amounts required for additional property investments, mortgages and notes receivable) through cash provided from operations and NNN’s Credit Facility. NNN utilizes the Credit Facility to meet its short-term working capital requirements. As of December 31, 2011, $65,600,000 was outstanding and $384,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000. NNN anticipates that any additional investments in properties, mortgages and notes receivables during the next 12 months will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (in thousands):

	2011	2010	2009
Cash and cash equivalents:
Provided by operating activities	$182,946	$187,914	$149,502
Used in investing activities	(752,068)	(220,260)	(28,063)
Provided by (used in) financing activities	569,156	19,169	(108,840)
Increase (decrease)	34	(13,177)	12,599
Net cash at beginning of period	2,048	15,225	2,626
Net cash at end of period	$2,082	$2,048	$15,225

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the years ended December 31, 2011, 2010 and 2009, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the year ended December 31, 2011, included the following significant transactions:

•	$95,400,000 in net payments on NNN's Credit Facility,

•	$229,451,000 in net proceeds from the issuance of 9,200,000 shares of common stock in September,

•	$198,228,000 in net proceeds from the issuance of 8,050,000 shares of common stock in December,

•	$133,720,000 in dividends paid to common stockholders,

•	$6,785,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$93,451,000 in net proceeds from the issuance of 3,745,896 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”), and

•	$292,956,000 in net proceeds from the issuance of 5.50% notes payable.

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
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2011, $65,600,000 was outstanding and $384,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.
For the year ended December 31, 2011, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 39 percent and the ratio of secured indebtedness to total gross assets was approximately one percent. The ratio of total debt to total market capitalization was approximately 33 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.
Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2011. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2011.

	Expected Maturity Date (dollars in thousands)
	Total	2012	2013		2014	2015	2016		Thereafter
Long-term debt(1)	$1,284,906	$69,290	$223,898	(3)	$150,881	$150,917	$139,652	(3)	$550,268
Credit Facility	65,600	—	—		—	65,600	—		—
Operating leases	2,749	945	973		831	—	—		—
Total contractual cash obligations(2)	$1,353,255	$70,235	$224,871		$151,712	$216,517	$139,652		$550,268

(1)	Includes amounts outstanding under mortgages payable, convertible notes payable and notes payable and excludes unamortized note discounts.

(2)	Excludes $15,108 of accrued interest payable.

(3)	Maturity dates are based on put option dates under NNN’s convertible notes.

In addition to the contractual obligations outlined above, in connection with the development of 54 Properties, NNN has agreed to fund construction commitments (including construction, land costs and tenant improvements) of $158,725,000. As of December 31, 2011, NNN had funded $103,614,000 of this commitment, with $55,111,000 remaining to be funded.
As of December 31, 2011, NNN had outstanding letters of credit totaling $57,000 under its Credit Facility.
As of December 31, 2011, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term net leases. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of unforeseen significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Properties at comparable rental rates and in a timely manner. As of December 31, 2011, NNN owned 38 vacant, un-leased Properties which accounted for approximately three percent of total Properties held in NNN’s Property Portfolio. Additionally, as of January 31, 2012, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to four tenants that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
In February 2011, one of NNN’s tenants, Borders Group, Inc. (“Borders”), which leased five Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In February 2011, Borders moved to reject three leases with NNN and retains the right to reject the remaining two leases with NNN.
In June 2010, one of NNN’s tenants, Majestic Liquor Stores, Inc. (“Majestic”), which leased 13 Properties from NNN, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In addition, in June 2010, the principals of Majestic, (the “Majestic Principals”), which are the borrowers on a loan from NNN secured by one Majestic property, filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code. In June 2010, Majestic elected to reject the leases of four properties owned by NNN and the one property securing the loan to the Majestic Principals. In November 2010 NNN foreclosed on the property securing the loan to the Majestic Principals. In addition, during the year ended December 31, 2010, NNN recorded a $5,625,000 charge in connection with the loan to the Majestic Principals. In December 2010, Majestic assumed all 9 of the remaining leases with NNN. Also in December 2010 Majestic and Majestic Principals plan of reorganization was approved by the U.S. Bankruptcy court and Majestic and the Majestic Principals exited bankruptcy. In 2011, NNN received a $6,544,000 related to the Majestic Principals note receivable, property foreclosure and rejected leases.
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
One of NNN’s primary objectives, consistent with its policy of retaining sufficient cash for reserves and working capital purposes and maintaining its status as a REIT, is to distribute a substantial portion of its funds available from operations to its stockholders in the form of dividends. During the years ended December 31, 2011, 2010 and 2009, NNN declared and paid dividends to its common stockholders of $133,720,000, $125,391,000 and $120,256,000, respectively, or $1.53, $1.51 and $1.50 per share, respectively, of common stock.
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2011		2010		2009
Ordinary dividends	$1.088228	71.1260%	$1.072446	71.0229%	$1.495182	99.6788%
Qualified dividends	—	—	0.081661	5.4080%	—	—
Capital gain	—	—	0.000861	0.0570%	0.003051	0.2034%
Unrecaptured Section 1250 Gain	—	—	0.000498	0.0330%	0.001767	0.1178%
Nontaxable distributions	0.441772	28.8740%	0.354534	23.4791%	—	—
	$1.530000	100.0000%	$1.510000	100.0000%	$1.500000	100.0000%

In February 2012, NNN paid dividends to its common stockholders of $40,432,000, or $0.385 per share of common stock.
Holders of NNN’s preferred stock issuance are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.
NNN declared and paid dividends to its Series C Preferred stockholders of $6,785,000 or $1.843750 per depository share during each of the years ended December 31, 2011, 2010 and 2009. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.
In February 2012, NNN declared a dividend on its Series C Preferred Stock of 46.09375 cents per depositary share payable March 15, 2012.

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	2011		2010		2009
Ordinary dividends	$1.843750	100.0000%	$1.703170	92.3753%	$1.837828	99.6788%
Qualified dividends	—	—	0.140580	7.6247%	—	—
Capital gain	—	—	—	—	0.003750	0.2034%
Unrecaptured Section 1250 Gain	—	—	—	—	0.002172	0.1178%
	$1.843750	100.0000%	$1.843750	100.0000%	$1.843750	100.0000%

Capital Resources
Generally, cash needs for property acquisitions, mortgages and notes receivable investments, debt payments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for operating expenses and dividends have generally been funded by internally generated funds. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2011	Percentage of Total	2010	Percentage of Total
Line of credit payable	$65,600	4.9%	$161,000	14.2%
Mortgages payable	23,171	1.8%	24,269	2.2%
Notes payable – convertible	355,371	26.5%	349,534	30.8%
Notes payable	894,967	66.8%	598,882	52.8%
Total outstanding debt	$1,339,109	100.0%	$1,133,685	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.
Line of Credit Payable. In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $104,644,000 and a weighted average interest rate of 3.2% during the year ended December 31, 2011. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase, at its option, the facility size up to $650,000,000. As of December 31, 2011, $65,600,000 was outstanding, and $384,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2011, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Original Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2011	2010
December 2001(2)	$623	9.00%	April 2014	$642	$158	$215
December 2001(2)	698	9.00%	April 2019	1,119	333	364
December 2001(2)	485	9.00%	April 2019	1,085	172	187
June 2002 (4)	21,000	6.90%	July 2012	23,369	18,488	18,841
February 2004(2)	6,952	6.90%	January 2017	11,280	3,485	4,038
March 2005(2)	1,015	8.14%	September 2016	1,303	535	624
				$38,798	$23,171	$24,269

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2011.

(2)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(4)	NNN plans to use proceeds from the Credit Facility to repay outstanding indebtedness.
Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate (8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date (9)	September 2025		June 2027
Earliest Put Option Date	September 2016		June 2013
Maturity Date	September 2026		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Outstanding principal balance at December 31, 2011	$138,700		$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.

(2)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.

(4)	The conversion rate per $1 principal amount was 42.2959 shares of NNN's common stock, which is equivalent to a conversion price of $23.6430 per share of common stock.

(5)	The conversion rate per $1 principal amount was 39.4084 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3753 per share of common stock.

(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.

(8)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(9)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.

Each series of convertible notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
The carrying amounts of the Company’s convertible debt and equity balances are summarized in the table below as of December 31, (dollars in thousands):

	2011	2010
Carrying value of equity component	$(33,873)	$(33,873)
Principal amount of convertible debt	361,735	361,735
Remaining unamortized debt discount	(6,363)	(12,201)
Net carrying value of convertible debt	$321,499	$315,661

As of December 31, 2011, the remaining amortization period for the 2028 Notes debt discount was approximately 18 months. The 2026 Notes debt discount has been fully amortized.
The adjusted effective interest rates for the liability components of the 2026 Notes and the 2028 Notes were 5.840% and 7.192%, respectively. The Company recorded noncash interest charges of $5,837,000, $6,154,000 and $5,809,000 for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the 2026 Notes and 2028 Notes. The Company recorded contractual interest expense of $16,909,000, $16,909,000 and $17,046,000 for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the 2026 Notes and 2028 Notes.
The if-converted values which exceed the principal amount as of December 31, 2011, are $16,057,000 and $8,831,000 for the 2026 Notes and the 2028 Notes, respectively. As of December 31, 2010, the if-converted values which exceed the principal amount are $15,601,000 and $9,611,000 for the 2026 Notes and the 2028 Notes, respectively.
Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2012(1) (8)	June 2002	$50,000	287	$49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss (as applicable).

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

(7)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2021Notes using the effective interest method.

(8)	NNN plans to use proceeds from the Credit Facility to repay outstanding indebtedness.

Each series of notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the note offerings, NNN incurred debt issuance costs totaling $8,001,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2011, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
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
Holders of the depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 7.375% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series C Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends. NNN intends to redeem the Series C Preferred Stock on March 15, 2012 at $25.00 per depositary share, plus all accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share.
6.625% Series D Cumulative Redeemable Preferred Stock. On February 23, 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of 6.625% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), and received gross proceeds of $287,000,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,600,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 24, 2012, the Series D Preferred Stock was not redeemable or convertible.
NNN intends to use the net proceeds (including net proceeds from the underwriters' over-allotment exercise) of approximately $277,900,000 from this offering to redeem the Series C Preferred Stock, which became redeemable on October 12, 2011. The Series C Preferred Stock will be redeemed on March 15, 2012 at $25.00 per depositary share, plus all accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. NNN intends to use the remainder of the net proceeds for general corporate purposes, which may include repaying the outstanding indebtedness under its Credit Facility.
Common Stock Issuances.  In September 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued 9,200,000 shares (including 1,200,000 shares in connection with the underwriters' over allotment) of common stock at a price of $26.07 per share and received net proceeds of $229,451,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $10,393,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. The Company used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and used the remainder for general corporate purposes, including property acquisitions.

In December 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued 8,050,000 shares (including 1,050,000 shares in connection with the underwriters' over allotment) of common stock at a price of $25.75 per share and received net proceeds of $198,228,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,060,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. The Company used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and used the remainder for general corporate purposes, including property acquisitions.
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

	2011	2010	2009
Shares of common stock	3,745,896	793,759	3,766,452
Net proceeds	$93,451,000	$17,623,000	$67,354,000

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Mortgages and Notes Receivable.
Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2011	2010
Mortgages and notes receivable	$32,751	$29,750
Accrued interest receivable, net of reserves	730	644
Unamortized discount	(53)	(63)
	$33,428	$30,331

Commercial Mortgage Residual Interests
In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of December 31, 2011. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2011	2010
Discount rate	25%	25%
Average life equivalent CPR speeds range	2.18% to 18.57% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.2% - 4.7% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2011	2010	2009
Unrealized gains	$—	$1,272	$—
Unrealized losses	246	—	1,744
Other than temporary valuation impairment	1,024	3,995	498

Business Combination
In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of an auto service business that operated certain Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000. In connection with the review of goodwill for impairment, NNN recognized a total noncash impairment charge of $1,500,000 and $1,900,000 in 2011 and 2010, respectively.

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2011, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2011 and 2010. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2011. The variable interest rates shown represent weighted average rate for the Credit Facility for the year ended December 31, 2011. The table incorporates only those debt obligations that existed as of December 31, 2011, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than two percent for the year ended December 31, 2011.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt(1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2012	$—		$19,290	6.92%	$49,983	7.83%
2013	—		863	7.35%	216,671	7.19%
2014	—		881	7.27%	149,867	5.91%
2015	65,600	3.22%	917	7.22%	149,817	6.19%
2016	—		952	7.19%	138,700	5.84%
Thereafter	—		268	8.47%	545,300	6.25%
Total	$65,600	3.22%	$23,171	6.99%	$1,250,338	6.38%
Fair Value:
December 31, 2011	$65,600		$23,171		$1,362,922
December 31, 2010	$161,000		$24,269		$1,044,621

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $15,299,000 and $15,915,000 as of December 31, 2011 and 2010, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Orlando, Florida
February 24, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Property Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 24, 2012

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2011	December 31, 2010
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$3,224,023	$2,514,302
Accounted for using the direct financing method	26,518	29,773
Real estate held for sale	37,201	37,724
Investment in unconsolidated affiliate	4,358	4,515
Mortgages, notes and accrued interest receivable, net of allowance	33,428	30,331
Commercial mortgage residual interests	15,299	15,915
Cash and cash equivalents	2,082	2,048
Receivables, net of allowance of $1,403 and $1,750, respectively	2,149	3,403
Accrued rental income, net of allowance of $4,870 and $3,609, respectively	25,187	25,535
Debt costs, net of accumulated amortization of $15,332 and $11,198, respectively	10,802	9,366
Other assets	53,382	40,663
Total assets	$3,434,429	$2,713,575
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$65,600	$161,000
Mortgages payable	23,171	24,269
Notes payable – convertible, net of unamortized discount of $6,363 and $12,201, respectively	355,371	349,534
Notes payable, net of unamortized discount of $5,033 and $1,118, respectively	894,967	598,882
Accrued interest payable	15,108	7,342
Other liabilities	76,336	43,774
Total liabilities	1,430,553	1,184,801
Commitments and contingencies (Note 26)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	92,000	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 104,754,859 and 83,613,289 shares issued and outstanding, respectively	1,049	838
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,958,225	1,429,750
Retained earnings	(44,946)	3,234
Accumulated other comprehensive income	(3,830)	1,661
Total stockholders’ equity of NNN	2,002,498	1,527,483
Noncontrolling interests	1,378	1,291
Total equity	2,003,876	1,528,774
Total liabilities and equity	$3,434,429	$2,713,575
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rental income from operating leases	$246,569	$210,329	$207,734
Earned income from direct financing leases	2,787	3,001	3,070
Percentage rent	1,093	919	1,310
Real estate expense reimbursement from tenants	9,927	7,197	8,138
Interest and other income from real estate transactions	2,312	2,982	4,323
Interest income on commercial mortgage residual interests	3,105	3,460	4,252
	265,793	227,888	228,827
Retail operations:
Revenues	45,139	32,958	15,595
Operating expenses	(43,096)	(31,647)	(15,176)
Net	2,043	1,311	419
Operating expenses:
General and administrative	28,814	22,763	21,774
Real estate	16,887	13,235	13,497
Depreciation and amortization	58,115	48,047	46,258
Impairment losses and other charges, net of recoveries	(1,431)	7,458	36,080
Impairment – commercial mortgage residual interests valuation	1,024	3,995	498
Restructuring costs	—	—	731
	103,409	95,498	118,838
Earnings from operations	164,427	133,701	110,408
Other expenses (revenues):
Interest and other income	(1,511)	(1,513)	(1,371)
Interest expense	74,845	65,179	62,151
	73,334	63,666	60,780
Earnings from continuing operations before gain on disposition of real estate, income tax benefit (expense), equity in earnings of unconsolidated affiliate and gain on extinguishment of debt	91,093	70,035	49,628
Gain on disposition of real estate	297	641	37
Income tax benefit (expense)	(779)	(475)	1,049
Equity in earnings of unconsolidated affiliate	474	428	421
Gain on extinguishment of debt	—	—	3,432
Earnings from continuing operations	91,085	70,629	54,567
Earnings from discontinued operations, net of income tax expense (Note 18)	1,331	2,724	1,832
Earnings including noncontrolling interests	92,416	73,353	56,399

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	$(11)	$(367)	$(1,423)
Discontinued operations	(80)	11	(166)
	(91)	(356)	(1,589)
Net earnings attributable to NNN	92,325	72,997	54,810
Other comprehensive income (loss)	(5,491)	1,150	(1,903)
Total comprehensive income	$86,834	$74,147	$52,907

Net earnings attributable to NNN	$92,325	$72,997	$54,810
Series C preferred stock dividends	(6,785)	(6,785)	(6,785)
Net earnings attributable to common stockholders	$85,540	$66,212	$48,025
Net earnings per share of common stock:
Basic:
Continuing operations	$0.95	$0.77	$0.58
Discontinued operations	0.01	0.03	0.02
Net earnings	$0.96	$0.80	$0.60
Diluted:
Continuing operations	$0.95	$0.77	$0.58
Discontinued operations	0.01	0.03	0.02
Net earnings	$0.96	$0.80	$0.60
Weighted average number of common shares outstanding:
Basic	88,100,076	82,715,645	79,846,258
Diluted	88,837,057	82,849,362	79,953,499

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands, except per share data)

	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2008	$92,000	$784	$1,337,018	$134,644	$2,414	$1,566,860	$2,086	$1,568,946
Net earnings	—	—	—	54,810	—	54,810	1,589	56,399
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	—	—	—	(6,785)	—	(6,785)	—	(6,785)
$1.50 per share of common stock	—	1	1,797	(120,256)	—	(118,458)	—	(118,458)
Issuance of common stock:
99,738 shares	—	1	1,435	—	—	1,436	—	1,436
3,664,182 shares – discounted stock purchase program	—	36	65,519	—	—	65,555	—	65,555
Issuance of 262,546 shares of restricted common stock	—	3	(3)	—	—	—	—	—
Stock issuance costs	—	—	(113)	—	—	(113)	—	(113)
Equity component of convertible debt	—	—	(795)	—	—	(795)	—	(795)
Amortization of deferred compensation	—	—	3,443	—	—	3,443	—	3,443
Amortization of interest rate hedges	—	—	—	—	(159)	(159)	—	(159)
Unrealized gain – commercial mortgage residual interests	—	—	—	—	(1,744)	(1,744)	104	(1,640)
Contributions from noncontrolling interests	—	—	—	—	—	—	152	152
Distributions to noncontrolling interests	—	—	—	—		—	(552)	(552)
Other	—	—	190	—	—	190	(757)	(567)
Balances at December 31, 2009	$92,000	$825	$1,408,491	$62,413	$511	$1,564,240	$2,622	$1,566,862

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands, except per share data)

	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	$92,000	$825	$1,408,491	$62,413	$511	$1,564,240	$2,622	$1,566,862
Net earnings	—	—	—	72,997	—	72,997	356	73,353
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	—	—	—	(6,785)	—	(6,785)	—	(6,785)
$1.51 per share of common stock	—	3	7,350	(125,391)	—	(118,038)	—	(118,038)
Issuance of common stock:
39,872 shares	—	1	697	—	—	698	—	698
491,705 shares – discounted stock purchase program	—	5	10,272	—	—	10,277	—	10,277
Issuance of 377,164 shares of restricted common stock	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	(1)	—	—	(1)	—	(1)
Performance incentive plan	—	—	(1,634)	—	—	(1,634)	—	(1,634)
Amortization of deferred compensation	—	—	5,119	—	—	5,119	—	5,119
Amortization of interest rate hedges	—	—	—	—	(165)	(165)	—	(165)
Unrealized gain/loss – commercial mortgage residual interests	—	—	—	—	1,272	1,272	(26)	1,246
Contributions from noncontrolling interests	—	—	—	—	—	—	43	43
Distributions to noncontrolling interests	—	—	—	—	—	—	(861)	(861)
Purchase of noncontrolling interest	—	—	(404)	—	—	(404)	(1,199)	(1,603)
Other	—	—	(136)	—	43	(93)	356	263
Balances at December 31, 2010	$92,000	$838	$1,429,750	$3,234	$1,661	$1,527,483	$1,291	$1,528,774

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2011, 2010 and 2009
(dollars in thousands, except per share data)

	Series C Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	$92,000	$838	$1,429,750	$3,234	$1,661	$1,527,483	$1,291	$1,528,774
Net earnings	—	—	—	92,325	—	92,325	91	92,416
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	—	—	—	(6,785)	—	(6,785)	—	(6,785)
$1.53 per share of common stock	—	5	13,652	(133,720)	—	(120,063)	—	(120,063)
Issuance of common stock:
17,288,265 shares	—	173	447,690	—	—	447,863	—	447,863
3,197,127 shares – discounted stock purchase program	—	32	79,762	—	—	79,794	—	79,794
Issuance of 133,432 shares of restricted common stock	—	1	(57)	—	—	(56)	—	(56)
Stock issuance costs	—	—	(19,453)	—	—	(19,453)	—	(19,453)
Performance incentive plan	—	—	(513)	—	—	(513)	—	(513)
Amortization of deferred compensation	—	—	7,394	—	—	7,394	—	7,394
Amortization of interest rate hedges	—	—	—	—	9	9	—	9
Fair value treasury locks	—	—	—	—	(5,218)	(5,218)	—	(5,218)
Unrealized gain – commercial mortgage residual interests	—	—	—	—	(246)	(246)	—	(246)
Stock value adjustment	—	—	—	—	(36)	(36)	—	(36)
Contributions from noncontrolling interests	—	—	—	—	—	—	41	41
Distributions to noncontrolling interests	—	—	—	—	—	—	(45)	(45)
Balances at December 31, 2011	$92,000	$1,049	$1,958,225	$(44,946)	$(3,830)	$2,002,498	$1,378	$2,003,876

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Earnings including noncontrolling interests	$92,416	$73,353	$56,399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	8,283	5,756	4,172
Stock options expense – tax effect	—	122	190
Depreciation and amortization	58,817	49,084	48,485
Impairment losses and other charges	2,115	7,458	41,710
Impairment – commercial mortgage residual interests valuation	1,024	3,995	498
Amortization of notes payable discount	6,191	6,360	6,006
Amortization of deferred interest rate hedges	9	(166)	(159)
Equity in earnings of unconsolidated affiliate	(474)	(428)	(421)
Distributions received from unconsolidated affiliate	593	578	607
Gain on disposition of real estate portfolio	(721)	(2,075)	(2,987)
Gain on extinguishment of debt	—	—	(3,432)
Deferred income taxes	884	(2,544)	(16,649)
Income tax valuation allowance	—	3,121	14,900
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(1,025)	(478)	(2,457)
Proceeds from disposition of held for sale real estate	1,993	42,817	6,276
Decrease in real estate leased to others using the direct financing method	1,595	1,544	1,378
Increase in work in process	(1,213)	(755)	(786)
Increase in mortgages, notes and accrued interest receivable	(96)	(467)	(10)
Decrease (increase) in receivables	1,108	(219)	941
Decrease (increase) in commercial mortgage residual interests	(654)	1,516	(291)
Decrease (increase) in accrued rental income	253	124	(2,061)
Decrease (increase) in other assets	746	(53)	(172)
Increase (decrease) in accrued interest payable	7,766	(129)	(137)
Increase (decrease) in other liabilities	2,682	(431)	(2,930)
Increase (decrease) in current tax liability	654	(169)	432
Net cash provided by operating activities	182,946	187,914	149,502
Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	10,696	10,312	14,588
Additions to real estate:
Accounted for using the operating method	(756,633)	(230,928)	(44,433)
Accounted for using the direct financing method	(1,747)	—	—
Increase in mortgages and notes receivable	(9,838)	(8,564)	(959)
Principal payments on mortgages and notes receivable	6,837	13,818	4,009
Payment of lease costs	(1,589)	(1,324)	(451)
Other	206	(3,574)	(817)
Net cash used in investing activities	(752,068)	(220,260)	(28,063)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from financing activities:
Proceeds from line of credit payable	$805,300	$278,900	$132,400
Repayment of line of credit payable	(900,700)	(117,900)	(158,900)
Payment of interest rate hedge	(5,218)	—	—
Repayment of mortgages payable	(1,098)	(6,453)	(1,000)
Proceeds from notes payable	295,731	—	—
Repurchase of notes payable – convertible – debt component	—	—	(14,785)
Repurchase of notes payable – convertible – equity component	—	—	(795)
Repayment of notes payable	—	(20,000)	—
Payment of debt costs	(5,582)	(75)	(6,275)
Proceeds from issuance of common stock	540,560	17,692	68,060
Payment of Series C preferred stock dividends	(6,785)	(6,785)	(6,785)
Payment of common stock dividends	(133,720)	(125,391)	(120,256)
Noncontrolling interest distributions	(45)	(861)	(552)
Noncontrolling interest contributions	41	43	152
Stock issuance costs	(19,328)	(1)	(104)
Net cash provided by (used in) financing activities	569,156	19,169	(108,840)
Net increase (decrease) in cash and cash equivalents	34	(13,177)	12,599
Cash and cash equivalents at beginning of year	2,048	15,225	2,626
Cash and cash equivalents at end of year	$2,082	$2,048	$15,225
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$63,474	$62,386	$61,475
Taxes paid (received)	$(561)	$472	$(63)
Supplemental disclosure of noncash investing and financing activities:
Issued 141,351, 392,474 and 262,546 shares of restricted and unrestricted common stock in 2011, 2010 and 2009, respectively, pursuant to NNN’s performance incentive plan	$3,456	$6,889	$4,290
Issued 9,632, 10,092 and 6,594 shares of common stock in 2011, 2010 and 2009, respectively, to directors pursuant to NNN’s performance incentive plan	$250	$236	$118
Issued 26,023, 25,066 and 41,604 shares of common stock in 2011, 2010 and 2009, respectively, pursuant to NNN’s Deferred Director Fee Plan	$449	$401	$611
Surrender of 5,215 shares of restricted common stock in 2011	$109	$—	$—
Change in other comprehensive income	$(5,491)	$1,150	$(1,903)
Change in lease classification (direct financing lease to operating lease)	$3,407	$—	$—
Transfer of real estate from Portfolio to held for sale	$—	$—	$16,058
Note and mortgage receivable accepted in connection with real estate transactions	$—	$5,950	$1,550
Mortgages payable assumed in connection with real estate transactions	$—	$5,432	$—
Real estate acquired in connection with mortgage receivable foreclosure	$—	$6,250	$4,240
Assets received in note receivable foreclosure	$—	$—	$5,527
Note receivable foreclosures	$—	$—	$(17,013)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011, 2010 and 2009

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
NNN assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).

December 31, 2011
Property Portfolio:
Total properties (including retail operations)	1,422
Gross leasable area (square feet)	16,428,000
States	47
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Currently, NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
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
The TRS develops real estate through various joint venture development affiliate agreements. NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a noncontrolling interest for its other partners’ ownership percentage.
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.
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
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant would renew the option whereby the Company would amortize the value attributable to the renewal over the renewal period.
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
NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:
Operating method – Properties with leases accounted for using the operating method are recorded at the cost of the real estate. Revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives. Leasehold interests are amortized on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.
Direct financing method – Properties with leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the property). Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on NNN’s net investment in the leases.

Real Estate – Held For Sale – The properties that are classified as held for sale at any given time may consist of properties that have been acquired in the marketplace with the intent to sell and properties that have been or are under contract for sale. The properties are recorded at acquisition cost, including the acquisition and closing costs. The cost of the real estate developed includes direct and indirect costs of construction, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value. In accordance with the FASB guidance included in Real Estate, NNN classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated.
Impairment – Real Estate – Based upon events or changes in certain circumstances, management periodically assesses its Property Portfolio for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market condition and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.
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

Valuation of Mortgages, Notes and Accrued Interest – The reserve allowance related to the mortgages, notes and accrued interest is NNN’s best estimate of the amount of probable credit losses. The reserve allowance is determined on an individual note basis in reviewing any payment past due for over 90 days. Any outstanding amounts are written off against the reserve allowance when all possible means of collection have been exhausted.

Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, LP., accounted for under the equity method of accounting.
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
In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, Orange Avenue Mortgage Investments, Inc. (“OAMI”), for $1,603,000, pursuant to which OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation.
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
Valuation of Receivables – NNN estimates the collectibility of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.
Goodwill – Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the assets acquired and the liabilities assumed. In accordance with the FASB guidance included in Goodwill, NNN performs impairment testing on goodwill by comparing fair value of its reporting units to carrying amount annually.
Debt Costs – Debt costs incurred in connection with NNN’s $450,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized over the term of the respective debt obligation using the effective interest method.

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

	2011	2010	2009
Basic and Diluted Earnings:
Net earnings attributable to NNN	$92,325	$72,997	$54,810
Less: Series C preferred stock dividends	(6,785)	(6,785)	(6,785)
Net earnings available to NNN’s common stockholders	85,540	66,212	48,025
Less: Earnings attributable to unvested restricted shares	(622)	(299)	(290)
Net earnings used in basic earnings per share	84,918	65,913	47,735
Reallocated undistributed income (loss)	(2)	—	(1)
Net earnings used in diluted earnings per share	$84,916	$65,913	$47,734

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	88,972,723	83,320,921	80,486,215
Less: Unvested restricted stock	(630,102)	(605,276)	(639,957)
Less: Contingent shares	(242,545)	—	—
Weighted average number of shares outstanding used in basic earnings per share	88,100,076	82,715,645	79,846,258
Effects of dilutive securities:
Contingent shares	66,001	—	—
Convertible debt	512,024	—	—
Common stock options	2,881	3,814	9,037
Directors’ deferred fee plan	156,075	129,903	98,204
Weighted average number of shares outstanding used in diluted earnings per share	88,837,057	82,849,362	79,953,499

The potential dilutive shares related to convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.
Stock-Based Compensation – In accordance with the FASB guidance in Equity - Based Payments to Non-Employees, NNN estimates the fair value of restricted stock and stock option grants at the date of grant and amortizes those amounts into expense on a straight line basis or amount vested, if greater, over the appropriate vesting period.
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2011, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
In June 2011, the FASB issued Accounting Standards Update 2011-05 which amended its guidance on the presentation of comprehensive income in financial statements. The new guidance requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require certain additional disclosures. In December 2011, the FASB issued update 2011-12, which indefinitely defers certain provisions of Accounting Standards Update 2011-05, including a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net earnings is presented and the statement in which other comprehensive income is presented.
In September 2011, the FASB amended its guidance on testing goodwill for impairment. The objective of the amendment is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Company's condensed consolidated financial statements, but may require certain additional disclosures.
In December 2011, the FASB issued Accounting Standards Update entitled Derecognition of in Substance Real Estate - a Scope Clarification. The amendments in this update clarify the scope of current U.S. GAAP. The amendments will resolve the diversity in practice about whether the guidance in subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.
In December 2011, the FASB amended its guidance on offsetting assets and liabilities in financial statements. The objective of this update would be to require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.
Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.

Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2011 presentation.
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets is no longer a significant segment of NNN's business and therefore is no longer reported as a separate segment. Currently, NNN's operations are reported within one primary business segment and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases at December 31, 2011:

Lease classification:
Operating	1,377
Direct financing	15
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 Years

The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the building and carry property and liability insurance coverage. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the property. Generally, the leases of the Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2011	2010
Land and improvements	$1,314,157	$1,117,915
Buildings and improvements	2,118,656	1,591,113
Leasehold interests	1,290	1,290
	3,434,103	2,710,318
Less accumulated depreciation and amortization	(270,094)	(222,406)
	3,164,009	2,487,912
Work in progress	60,014	26,390
	$3,224,023	$2,514,302

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2011, 2010 and 2009, NNN recognized collectively in continuing and discontinued operations, ($222,000), ($93,000) and $2,102,000, respectively, of such income, net of reserves. At December 31, 2011 and 2010, the balance of accrued rental income, net of allowances of $4,870,000 and $3,609,000, respectively, was $25,187,000 and $25,535,000, respectively.
As of December 31, 2011, in connection with the development of Properties, NNN has the following funding commitments (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$158,725	$103,614	$55,111

(1)	Includes land and construction costs.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2011 (dollars in thousands):

2012	$280,328
2013	273,762
2014	264,869
2015	257,821
2016	251,055
Thereafter	2,151,781
$3,479,616

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.

Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2011	2010
Minimum lease payments to be received	$32,587	$37,699
Estimated unguaranteed residual values	11,464	12,297
Less unearned income	(17,533)	(20,223)
Net investment in direct financing leases	$26,518	$29,773

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2011 (dollars in thousands):

2012	$4,263
2013	4,213
2014	3,454
2015	3,160
2016	3,077
Thereafter	14,420
$32,587
The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Note 3 – Real Estate – Held For Sale:
As of December 31, 2011, NNN owned 22 held for sale Properties: 16 improved properties and six land parcels. As of December 31, 2010, NNN owned 23 held for sale Properties: 14 improved properties and nine land parcels. Held for sale real estate consisted of the following at December 31 (dollars in thousands):

	2011	2010
Held For Sale:
Land	$23,807	$24,737
Building	22,130	21,710
	45,937	46,447
Less accumulated depreciation and amortization	(527)	(514)
Less impairment	(8,209)	(8,209)
	$37,201	$37,724

The following table summarizes the number of held for sale Properties sold and the corresponding gain recognized on the disposition of held for sale Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2011		2010		2009
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	—	$297	2	$641	2	$37
Discontinued operations	8	424	16	1,434	11	2,950
Noncontrolling interest	—	(194)	—	(363)	—	(14)
	8	$527	18	$1,712	13	$2,973

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

	2011	2010	2009
Continuing operations	$—	$—	$28,884
Discontinued operations	431	—	5,630
	$431	$—	$34,514

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

Note 5 – Business Combinations:
In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of an auto service business that operated certain Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000. In connection with the annual review of goodwill for impairment, NNN recognized a noncash impairment charge of $1,500,000 and $1,900,000 included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Earnings during the years ended December 31, 2011 and 2010, respectively.

Note 6 – Mortgages, Notes and Accrued Interest Receivable:
Mortgages are secured by real estate, real estate securities or other assets. Structured finance investments are secured by the borrowers’ pledge of their respective membership interests in the entities which own the respective real estate. Mortgages and notes receivable consisted of the following at December 31, (dollars in thousands):

	2011	2010
Mortgages and notes receivable	$32,751	$29,750
Accrued interest receivables, net of reserves	730	644
Unamortized discount	(53)	(63)
	$33,428	$30,331

In connection with the evaluation of the collectibility of its mortgages and notes receivable, during the year ended December 31, 2010, NNN recorded a valuation reserve of $5,625,000 included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Earnings. During the year ended December 31, 2011, $3,115,000 of this valuation reserve was recovered and included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Earnings.

Note 7 – Commercial Mortgage Residual Interests:
NNN holds the commercial mortgage residual interests (“Residuals”) from seven securitizations.

Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. Due to changes in market conditions relating to residual assets, the independent valuation adjusted several valuation assumptions related to prepayment speeds and default curves during 2011.
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2011	2010	2009
Unrealized gains	$—	$1,272	$—
Unrealized losses	246	—	1,744
Other than temporary valuation impairment	1,024	3,995	498

The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2011	2010
Discount rate	25%	25%
Average life equivalent CPR speeds range	2.18% to 18.57% CPR	4.35% to 20.37% CPR
Foreclosures:
Frequency curve default model	0.2% - 4.7% range	0.1% - 15.0% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2011 (dollars in thousands):

Residuals
Carrying amount of retained interests	$15,299

Discount rate assumption:
Fair value at 27% discount rate	$14,735
Fair value at 30% discount rate	$13,942

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$15,293
Fair value of 2% increases above the CPR Index	$15,291

Expected credit losses:
Fair value 2% adverse change	$15,068
Fair value 3% adverse change	$14,928

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$15,447
Fair value of Prime/LIBOR spread contracting 50 basis points	$15,633

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

Note 8 – Line of Credit Payable:

In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $104,644,000 and a weighted average interest rate of 3.2% during the year ended December 31, 2011. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $650,000,000. As of December 31, 2011, $65,600,000 was outstanding and $384,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $57,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2011, NNN was in compliance with those covenants.

Note 9 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity (3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2011	2010
December 2001 (2)	$623	9.00%	April 2014	$642	$158	$215
December 2001 (2)	698	9.00%	April 2019	1,119	333	364
December 2001 (2)	485	9.00%	April 2019	1,085	172	187
June 2002 (4)	21,000	6.90%	July 2012	23,369	18,488	18,841
February 2004 (2)	6,952	6.90%	January 2017	11,280	3,485	4,038
March 2005 (2)	1,015	8.14%	September 2016	1,303	535	624
				$38,798	$23,171	$24,269

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2011.

(2)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(4)	NNN plans to use proceeds from the Credit Facility to repay outstanding indebtedness.
The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2011 (dollars in thousands):

2012	$19,290
2013	863
2014	881
2015	917
2016	952
Thereafter	268
$23,171

Note 10 – Notes Payable – Convertible:
Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate (8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date (9)	September 2025		June 2027
Earliest Put Option Date	September 2016		June 2013
Maturity Date	September 2026		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Outstanding principal balance at December 31, 2011	$138,700		$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.

(2)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.

(4)	The conversion rate per $1 principal amount was 42.2959 shares of NNN’s common stock, which is equivalent to a conversion price of $23.6430 per share of common stock.

(5)	The conversion rate per $1 principal amount was 39.4084 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3753 per share of common stock.

(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.

(8)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(9)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.
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
The carrying amounts of the Company’s convertible debt and equity balances are summarized in the table below as of December 31 (dollars in thousands):

	2011	2010
Carrying value of equity component	$(33,873)	$(33,873)
Principal amount of convertible debt	361,735	361,735
Remaining unamortized debt discount	(6,363)	(12,201)
Net carrying value of convertible debt	$321,499	$315,661

As of December 31, 2011, the remaining amortization period for the 2028 Notes debt discount was approximately 18 months. The 2026 Notes debt discount has been fully amortized.

The adjusted effective interest rates for the liability components of the 2026 Notes and the 2028 Notes were 5.840% and 7.192%, respectively. The Company recorded noncash interest charges of $5,837,000, $6,154,000 and $5,809,000 for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the 2026 Notes and 2028 Notes. The Company recorded contractual interest expense of $16,909,000, $16,909,000 and $17,046,000 for the years ended December 31, 2011, 2010 and 2009, respectively, relating to the 2026 Notes and 2028 Notes.
The if-converted values which exceed the principal amount as of December 31, 2011, are $16,057,000 and $8,831,000 for the 2026 Notes and the 2028 Notes, respectively. As of December 31, 2010, the if-converted values which exceed the principal amount are $15,601,000 and $9,611,000 for the 2026 Notes and the 2028 Notes, respectively.

Note 11 – Notes Payable:
Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2012(1) (8)	June 2002	$50,000	$287	$49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).

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

(7)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

(8)	NNN plans to use proceeds from the Credit Facility to repay outstanding indebtedness.
Each series of the notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of NNN. Each of the notes is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through the redemption date and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the debt offerings, NNN incurred debt issuance costs totaling $8,001,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In September 2010, NNN repaid the $20,000,000 8.5% notes payable that were due in September 2010.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2011, NNN was in compliance with those covenants.

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
Holders of the depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 7.375% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.84375 per depositary share). The Series C Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series C Preferred Stock underlying the depositary shares on or after October 12, 2011, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated, accrued and unpaid dividends. As of January 31, 2012, none of the Series C Preferred Stock had been redeemed.

Note 13 – Common Stock:
In February 2009, NNN filed a shelf registration statement with the Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

In September 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued 9,200,000 shares (including 1,200,000 shares in connection with the underwriters' over allotment) of common stock at a price of $26.07 per share and received net proceeds of $229,451,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $10,393,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.

In December 2011, NNN filed a prospectus supplement to the prospectus contained in its February 2009 shelf registration statement and issued 8,050,000 shares (including 1,050,000 shares in connection with the underwriters' over allotment) of common stock at a price of $25.75 per share and received net proceeds of $198,228,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,060,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
Dividend Reinvestment and Stock Purchase Plan. In June 2009, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31:

	2011	2010	2009
Shares of common stock	3,745,896	793,759	3,766,452
Net proceeds	$93,451,000	$17,623,000	$67,354,000

Note 14 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN matches 60 percent of the participants’ contributions up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2011, 2010 and 2009 totaled $321,000, $297,000 and $302,000, respectively.

Note 15 – Dividends:
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2011	2010	2009
Ordinary dividends	$1.088228	$1.072446	$1.495182
Qualified dividends	—	0.081661	—
Capital gain	—	0.000861	0.003051
Unrecaptured Section 1250 Gain	—	0.000498	0.001767
Nontaxable distributions	0.441772	0.354534	—
	$1.530000	$1.510000	$1.500000

During the years ended years ended December 31, 2011, 2010 and 2009, NNN declared and paid dividends to its common shareholders of $133,720,000, $125,391,000 and $120,256,000, respectively, or $1.53, $1.51 and $1.50 per share, respectively, of common stock.
On January 13, 2012, NNN declared a dividend of $0.385 per share, which is payable February 15, 2012 to its common stockholders of record as of January 31, 2012.
The following presents the characterization for tax purposes of preferred stock dividends per share paid to stockholders for the year ended December 31:

	2011	2010	2009
Ordinary dividends	$1.843750	$1.703170	$1.837828
Qualified dividends	—	0.140580	—
Capital gain	—	—	0.003750
Unrecaptured Section 1250 Gain	—	—	0.002172
	$1.843750	$1.843750	$1.843750

NNN declared and paid dividends to its Series C Preferred stockholders of $6,785,000, or $1.84375 per depository share, during each of the years ended December 31, 2011, 2010 and 2009. The Series C Preferred Stock has no maturity date and will remain outstanding unless redeemed.
In February 2012, NNN declared a dividend on its Series C Preferred Stock of 46.09375 cents per depositary share payable March 15, 2012.

Note 16 – Restructuring Costs:
During the year ended December 31, 2009, NNN recorded restructuring costs of $731,000, related to the reduction of its workforce in January 2009.

Note 17 – Income Taxes:
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2011, 2010 and 2009, and the statutory rates relate to state taxes and nondeductible expenses.
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
The components of the net income tax asset consist of the following at December 31 (dollars in thousands):

	2011	2010
Temporary differences:
Built-in gain	$(3,537)	$(4,068)
Depreciation	(1,103)	(772)
Cost basis	386	256
Deferred income	151	230
Other	(267)	56
Reserves	11,035	13,160
Goodwill	3,524	3,239
Excess interest expense carryforward	5,299	5,678
Net operating loss carryforward	6,805	5,398
Net deferred income tax asset	22,293	23,177
Valuation allowance	(18,021)	$(18,021)
Total deferred income tax asset	$4,272	$5,156
In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Based upon the level of historical taxable income, projections for future taxable income, and tax strategies available to NNN over the periods in which the deferred tax assets are deductible, management believes, with the exception of certain impairments and losses, it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2011. NNN believes it is more likely than not that the benefit from certain impairment charges and losses will not be realized. In recognition of this risk, NNN has provided a valuation allowance of $18,021,000 on the deferred tax assets relating to the impairments and losses. The income tax benefit consists of the following components for the years ended December 31, (as adjusted) (dollars in thousands):

	2011	2010	2009
Net earnings before income taxes	$93,302	$74,097	$53,930
Provision for income tax benefit (expense):
Current:
Federal	(79)	(254)	(419)
State and local	(15)	(48)	(79)
Deferred:
Federal	(801)	(744)	1,110
State and local	(82)	(54)	268
Total benefit (expense) for income taxes	(977)	(1,100)	880
Net earnings attributable to NNN’s stockholders	$92,325	$72,997	$54,810

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

Note 18 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to leasehold interests which expired and properties which generated revenue and were sold or generated revenue and were held for sale as of December 31, 2011, as discontinued operations. The following is a summary of the earnings from discontinued operations for each of the years ended December 31 (dollars in thousands):

	2011	2010	2009
Revenues:
Rental income from operating leases	$3,709	$5,394	$11,284
Percentage rent	27	40	30
Real estate expense reimbursement from tenants	619	1,647	1,944
Interest and other income from real estate transactions	37	578	471
	4,392	7,659	13,729
Operating expenses:
General and administrative	22	101	123
Real estate	1,146	2,363	3,098
Depreciation and amortization	306	627	2,043
Impairment losses and other charges	431	—	5,630
	1,905	3,091	10,894
Other expenses (revenues):
Interest and other income	—	(2)	(6)
Interest expense	1,382	2,655	3,790
	1,382	2,653	3,784
Earnings (loss) before gain on disposition of real estate and income tax expense	1,105	1,915	(949)
Gain on disposition of real estate	424	1,434	2,950
Income tax expense	(198)	(625)	(169)
Earnings from discontinued operations attributable to NNN	1,331	2,724	1,832
Loss (earnings) attributable to noncontrolling interests	(80)	11	(166)
Earnings from discontinued operations attributable to NNN	$1,251	$2,735	$1,666

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
As of December 31, 2011, $5,924,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the year ended December 31, 2011, NNN reclassed $9,000 out of other comprehensive income as an increase to interest expense. During the years ended December 31, 2010 and 2009, NNN reclassed $165,000 and $159,000, respectively, out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $231,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2011.

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

The following summarizes NNN’s stock-option compensation activity for each of the years ended December 31:

	Number of Shares
	2011	2010	2009
Outstanding, January 1	7,500	12,154	77,004
Options granted	—	—	—
Options exercised	(2,500)	(4,654)	(51,500)
Options surrendered	—	—	(13,350)
Outstanding, December 31	5,000	7,500	12,154
Exercisable, December 31	5,000	7,500	12,154

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2011	2010	2009
Outstanding, January 1	$14.11	$13.72	$14.00
Granted during the year	—	—	—
Exercised during the year	13.20	13.08	13.72
Outstanding, December 31	14.57	14.11	13.72
Exercisable, December 31	14.57	14.11	13.72

The following summarizes the outstanding options and the exercisable options at December 31, 2011:

Total
Outstanding options:
Number of shares	5,000
Weighted-average exercise price	$14.57
Weighted-average remaining contractual life in years	1.1
Exercisable options:
Number of shares	5,000
Weighted-average exercise price	$14.57

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. At December 31, 2011, the intrinsic value of options outstanding was $59,000. All options outstanding at December 31, 2011, were exercisable. During the years ended December 31, 2011, 2010 and 2009, NNN received proceeds totaling $33,000, $61,000, and $707,000, respectively, in connection with the exercise of options. NNN issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $24,000, $43,000, and $240,000, respectively.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers, directors and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	902,537	$18.52
Restricted shares granted	141,351	24.45
Restricted shares vested	(135,396)	20.24
Restricted shares forfeited	(5,215)	20.96
Restricted shares repurchased	(2,704)	26.50
Non-vested restricted shares, December 31	900,573	$19.18

During the year ended December 31, 2011 and 2010, a total of 5,215 and 15,310, respectively, of restricted shares were forfeited. No shares were forfeited in 2009.
Compensation expense for the restricted stock which is not contingent upon NNN’s performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from three to seven years and generally vest yearly on a straight line basis.
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
The following summarizes other grants made during the year ended December 31, 2011, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	9,632	$25.91
Deferred Directors’ fees	26,312	25.86
	35,944	$25.87
Shares available under the 2007 Plan for grant, end of period	4,690,814

The total compensation cost for share-based payments for the years ended December 31, 2011, 2010 and 2009, totaled $6,390,000, $5,310,000, and $4,172,000, respectively, of such compensation expense. At December 31, 2011, NNN had $8,071,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.2 years. In addition, NNN recognized performance based long term incentive cash compensation of $1,702,000 and $446,000 for the years ended December 31, 2011 and 2010, respectively.

Note 21 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31,2011 and 2010, approximate fair value based upon current market prices of similar issues. At December 31, 2011 and 2010, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,362,922,000 and $1,044,621,000, respectively, based upon the quoted market price.

Note 22 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$61,952	$62,516	$67,460	$74,400
Reclassified to discontinued operations	(261)	(457)	183	—
Adjusted revenue	$61,691	$62,059	$67,643	$74,400
Net earnings attributable to NNN’s stockholders	$20,820	$21,303	$22,632	$27,570
Net earnings per share (1):
Basic	$0.23	$0.23	$0.24	$0.26
Diluted	0.23	0.23	0.24	0.26
2010
Revenues as originally reported	$56,626	$56,496	$56,656	$59,440
Reclassified to discontinued operations	(577)	(475)	(353)	76
Adjusted revenue	$56,049	$56,021	$56,303	$59,516
Net earnings attributable to NNN’s stockholders	$16,365	$21,207	$21,210	$14,215
Net earnings per share (1):
Basic	$0.18	$0.23	$0.23	$0.15
Diluted	0.18	0.23	0.23	0.15

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 23 – Segment Information:

For the years ended December 31, 2009 and 2010, NNN has identified two primary financial segments: (i) Investment assets and (ii) Inventory Assets. For the year ended December 31, 2011, as a result of a continued reduction in investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Therefore, for 2011, NNN's operations are reported within one business segment in the financial statements. For comparability, the following tables represent the segment data and reconciliation to NNN's consolidated totals for the years ended December 31, 2011, 2010 and 2009 (as adjusted) (dollars in thousands):

2011	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	261,099	29	—	261,128
Intersegment revenues	50	—	(50)	—
Interest revenue	2,992	79	—	3,071
Interest revenue on Residuals	3,105	—	—	3,105
Gain on the disposition of real estate, Inventory Portfolio	—	297	—	297
Retail operations, net	2,043	—	—	2,043
Interest expense	76,223	(1,328)	(50)	74,845
Depreciation and amortization	58,110	5	—	58,115
Operating expenses	40,973	4,728	—	45,701
Impairment losses and other charges, net of recoveries	1,500	(2,931)	—	(1,431)
Impairment – commercial mortgage residual interests valuation	1,024	—	—	1,024
Equity in earnings of unconsolidated affiliate	722	—	(248)	474
Income tax benefit (expense)	(790)	11	—	(779)
Earnings (loss) from continuing operations	91,391	(58)	(248)	91,085
Earnings from discontinued operations, net of income tax expense	934	397	—	1,331
Earnings (loss) including noncontrolling interests	92,325	339	(248)	92,416
Earnings attributable to noncontrolling interests from continuing operations	—	(11)	—	(11)
Earnings attributable to noncontrolling interests from discontinued operations	—	(80)	—	(80)
Net earnings (loss) attributable to NNN	$92,325	$248	$(248)	$92,325
Assets	$3,560,485	$35,375	$(161,431)	$3,434,429
Additions to long-lived assets:
Real estate	$758,380	$1,025	$—	$759,405

2010	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	222,703	(40)	—	222,663
Intersegment revenues	671	534	(1,205)	—
Interest revenue	3,230	48	—	3,278
Interest revenue on Residuals	3,460	—	—	3,460
Gain on the disposition of real estate, Inventory Portfolio	—	426	215	641
Retail operations, net	1,311	—	—	1,311
Interest expense	67,834	(1,450)	(1,205)	65,179
Depreciation and amortization	48,039	8	—	48,047
Operating expenses	31,669	4,329	—	35,998
Impairment losses and other charges, net of recoveries	7,458	260	(260)	7,458
Impairment – commercial mortgage residual interests valuation	3,995	—	—	3,995
Equity in earnings of unconsolidated affiliate	(372)	—	800	428
Income tax benefit (expense)	(1,434)	959	—	(475)
Earnings (loss) from continuing operations	70,574	(1,220)	1,275	70,629
Earnings from discontinued operations, net of income tax expense	2,432	292	—	2,724
Earnings (loss) including noncontrolling interests	73,006	(928)	1,275	73,353
Earnings attributable to noncontrolling interests from continuing operations	(9)	(358)	—	(367)
Loss attributable to noncontrolling interests from discontinued operations	—	11	—	11
Net earnings (loss) attributable to NNN	$72,997	$(1,275)	$1,275	$72,997
Assets	$2,846,036	$38,997	$(171,458)	$2,713,575
Additions to long-lived assets:
Real estate	$230,928	$478	$—	$231,406

2009	Investment Assets	Inventory Assets	Eliminations (Intercompany)	Consolidated Totals
External revenues	221,276	194	—	221,470
Intersegment revenues	3,035	1,042	(4,077)	—
Interest revenue	4,446	30	—	4,476
Interest revenue on Residuals	4,252	—	—	4,252
Gain on the disposition of real estate, Inventory Portfolio	—	5	32	37
Retail operations, net	419	—	—	419
Interest expense	66,018	188	(4,055)	62,151
Depreciation and amortization	46,248	10	—	46,258
Operating expenses	30,191	5,080	—	35,271
Impairment losses and other charges, net of recoveries	29,367	6,713	—	36,080
Impairment – commercial mortgage residual interests valuation	498	—	—	498
Restructuring costs	731	—	—	731
Equity in earnings of unconsolidated affiliate	(12,280)	—	12,701	421
Gain on extinguishment of debt	3,432	—	—	3,432
Income tax benefit	462	587	—	1,049
Earnings (loss) from continuing operations	51,989	(10,133)	12,711	54,567
Earnings (loss) from discontinued operations, net of income tax expense	3,338	(1,506)	—	1,832
Earnings (loss) including noncontrolling interests	55,327	(11,639)	12,711	56,399
Earnings attributable to noncontrolling interests from continuing operations	(517)	(906)	—	(1,423)
Earnings attributable to noncontrolling interests from discontinued operations	—	(166)	—	(166)
Net earnings (loss) attributable to NNN	$54,810	$(12,711)	$12,711	$54,810
Assets	$2,588,408	$237,715	$(235,161)	$2,590,962
Additions to long-lived assets:
Real estate	$44,433	$2,457	$—	$46,890

Note 24 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the year ended December 31, 2011 (dollars in thousands):

Balance at beginning of period	$15,915
Total gains (losses) – realized/unrealized:
Included in earnings	(1,024)
Included in other comprehensive income	(246)
Interest income on Residuals	3,105
Cash received from Residuals	(2,451)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$15,299
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(1,092)

Note 25 – Major Tenants:
As of December 31, 2011, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 26 – Commitments and Contingencies:
As of December 31, 2011, NNN had letters of credit totaling $57,000 outstanding under its Credit Facility.
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Note 27 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2011 the date of the consolidated balance sheet.
On February 23, 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including net proceeds from the underwriters over-allotment exercise), each representing a 1/100th interest in a share of 6.625% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,600,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
NNN intends to use the net proceeds (including net proceeds from the underwriters' over-allotment exercise) of approximately$277,900,000 from this offering to redeem the Series C Preferred Stock, which became redeemable on October 12, 2011. The Series C Preferred Shares will be redeemed on March 15, 2012 at $25.00 per depositary share, plus all accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. NNN intends to use the remainder of the net proceeds for general corporate purposes, which may include repaying the outstanding indebtedness under its Credit Facility.
There were no other subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2011, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, NNN’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2011, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.
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
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Nominees,” “Proposal I: Election of Directors – Executive Officers,” “Proposal I: Election of Directors – Code of Business Conduct” and “Security Ownership ”, and such information in such sections is incorporated herein by reference.

Item 11.	Executive Compensation
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the sections thereof captioned “Proposal I: Election of Directors – Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report”, and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Executive Compensation – Equity Compensation Plan Information,” and “Security Ownership”, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Certain Relationships and Related Transactions” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
Reference is made to the Registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a); information responsive to this Item is included in the Registrant's proxy statement including the information, without limitation, contained in the section thereof captioned “Audit Committee Report” and “Proposal II: Proposal to Ratify Independent Registered Public Accounting Firm”, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	37

		Consolidated Balance Sheets as of December 31, 2011 and 2010	39

		Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009	40

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009	42

		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	45

		Notes to Consolidated Financial Statements	47

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2011

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2011

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

4.17
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.18
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

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

10.14
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 24, 2012 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2012.

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

Signature	Title	Date

/s/ Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
Craig Macnab

/s/ Ted B. Lanier	Lead Director	February 24, 2012
Ted B. Lanier

/s/ Don DeFosset	Director	February 24, 2012
Don DeFosset

/s/ David M. Fick	Director	February 24, 2012
David M. Fick

/s/ Edward J. Fritsch	Director	February 24, 2012
Edward J. Fritsch

/s/ Richard B. Jennings	Director	February 24, 2012
Richard B. Jennings

/s/ Robert C. Legler	Director	February 24, 2012
Robert C. Legler

/s/ Robert Martinez	Director	February 24, 2012
Robert Martinez

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 24, 2012
Kevin B. Habicht

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

4.17
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.18
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

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

10.14
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 24, 2012 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2011, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(Dollars in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Real Estate Held for Investment the Company has Invested in Under Operating Leases:

7-Eleven:
Land O' Lakes, FL	$—		$1,077	$817	$—	$—	$1,077	$817	$1,894	$265	1999	10/98	(g)	40
Tampa, FL	—		1,081	917	—	—	1,070	917	1,987	293	1999	12/98	(g)	40

A.C. Moore Arts & Crafts, Inc.:
Dover, NJ	—		1,138	3,238	—	—	1,138	3,238	4,376	1,062	1995	11/98		40

Academy:
Beaumont, TX	—		1,424	2,449	—	—	1,424	2,449	3,873	783	1992	03/99		40
Houston, TX	—		2,311	1,628	—	—	2,311	1,628	3,939	521	1976	03/99		40
Pasadena, TX	—		900	2,181	—	—	900	2,181	3,081	697	1994	03/99		40
Franklin, TN	—		1,807	2,108	—	—	1,807	2,108	3,915	460	1999	06/05		30

Ace Hardware and Lighting:
Bourbonnais, IL	—		298	1,329	—	—	298	1,329	1,627	371	1997	11/98		37

Advance Auto Parts:
Miami, FL	—		867	—	1,035	—	867	1,035	1,902	169	2005	12/04	(g)	40

Adventure Landing:
Jacksonville Beach, FL	—		3,615	5,636	—	—	3,615	5,636	9,251	238	1995	04/11		30
Jacksonville, FL	—		721	861	—	—	721	861	1,582	52	1983	04/11		25
Raleigh, NC	—		1,841	3,124	—	—	1,841	3,124	4,965	125	1989	04/11		25
St. Augustine, FL	—		797	289	—	—	797	289	1,086	26	1999	04/11		30
Tonawanda, NY	—		205	927	—	—	205	927	1,132	55	1991	04/11		25

Aldi:
Cutler Bay, FL	—		989	1,479	80	—	989	1,559	2,548	574	1995	06/96		40

All Star Sports:
Wichita, KS	—		1,551	965	—	—	1,551	965	2,516	112	1987	05/07		40
Wichita, KS	—		3,275	1,631	—	—	3,275	1,631	4,906	189	1988	05/07		40

Amazing Jake's:
Plano, TX	—		5,705	17,049	—	—	5,705	17,049	22,754	1,685	1982	07/08		35

AMC Theatre:
Bloomington, IN	—		2,338	4,000	—	—	2,338	4,000	6,338	687	1987	09/07		25
Brighton, CO	—		1,070	5,491	—	—	1,070	5,491	6,561	589	2005	09/07		40
Castle Rock, CO	—		2,905	5,002	—	—	2,905	5,002	7,907	537	2005	09/07		40
Evansville, IN	—		1,300	4,269	—	—	1,300	4,269	5,569	523	1999	09/07		35
Galesburg, IL	—		1,205	2,441	—	—	1,205	2,441	3,646	262	2003	09/07		40
Machesney Park, IL	—		3,018	8,770	—	—	3,018	8,770	11,788	941	2005	09/07		40
Michigan City, IN	—		1,996	8,422	—	—	1,996	8,422	10,418	904	2005	09/07		40
Muncie, IN	—		1,243	5,512	—	—	1,243	5,512	6,755	591	2005	09/07		40
Naperville, IL	—		6,141	11,624	—	—	6,141	11,624	17,765	1,247	2006	09/07		40
New Lenox, IL	—		6,778	10,980	—	—	6,778	10,980	17,758	1,178	2004	09/07		40
Chicago, IL	—		7,257	10,955	—	—	7,257	10,955	18,212	1,084	2007	01/08		40
Johnson Creek, WI	—		1,433	3,932	—	—	1,433	3,932	5,365	445	1997	01/08		35
Lake Delton, WI	—		2,063	8,366	—	—	2,063	8,366	10,429	946	1999	01/08		35
Quincy, IL	—		1,297	2,850	—	—	1,297	2,850	4,147	322	1982	01/08		35
Schererville, IN	—		6,619	14,225	—	—	6,619	14,225	20,844	1,877	1996	01/08		30

American Family Care:
Mobile, AL	—		843	562	—	—	843	562	1,405	141	1997	12/01		40

American Payday Loans:
Des Moines, IA	—		108	379	—	—	108	379	487	62	1979	06/05		40

Amoco:
Miami, FL	—		969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—		949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)

Amscot:
Tampa, FL	—		1,160	352	—	—	1,160	352	1,512	55	1981	10/05		40
Orlando, FL	—		764	—	866	—	764	866	1,630	122	2006	12/05		40
Orlando, FL	—		664	1,011	—	—	664	1,011	1,675	132	2006	12/05		40
Orlando, FL	—		358	—	922	—	358	922	1,280	126	2006	02/06	(g)	40
Orlando, FL	—		546	—	938	—	546	938	1,484	126	2006	02/06	(g)	40
Clearwater, FL	—		456	332	—	—	456	332	788	44	1967	09/06	(g)	40

Anna's Linens:
Harlingen, TX	—		317	756	120	—	317	876	1,193	233	1999	11/98	(f)	40

Applebee's:
Ballwin, MO	—		1,496	1,404	—	—	1,496	1,404	2,900	352	1995	12/01		40
Cincinnati, OH	—		312	898	—	—	312	898	1,210	41	2002	08/10		30
Crestview Hills, KY	—		1,069	1,367	—	—	1,069	1,367	2,436	75	1993	08/10		25
Danville, KY	—		641	1,645	—	—	641	1,645	2,286	75	2003	08/10		30
Florence, KY	—		1,075	1,488	—	—	1,075	1,488	2,563	82	1988	08/10		25
Frankfort, KY	—		862	1,610	—	—	862	1,610	2,472	74	1993	08/10		30
Georgetown, KY	—		809	1,437	—	—	809	1,437	2,246	66	2001	08/10		30
Hilliard, OH	—		808	1,846	—	—	808	1,846	2,654	85	1998	08/10		30
Mason, OH	—		545	941	—	—	545	941	1,486	43	1997	08/10		30
Maysville, KY	—		513	1,387	—	—	513	1,387	1,900	54	2005	08/10		35
Nicholasville, KY	—		454	1,077	—	—	454	1,077	1,531	49	2000	08/10		30
Troy, OH	—		645	862	—	—	645	862	1,507	47	1996	08/10		25
Grove City, OH	—		511	1,415	—	—	511	1,415	1,926	57	1990	10/10		30
Kettering, OH	—		359	1,043	—	—	359	1,043	1,402	36	2005	10/10		35
Mesa, AZ	—		974	1,514	—	—	974	1,514	2,488	61	1992	10/10		30
Mesa, AZ	—		748	1,734	—	—	748	1,734	2,482	70	1998	10/10		30
Mt. Sterling, KY	—		510	1,392	—	—	510	1,392	1,902	48	2000	10/10		35
Phoenix, AZ	—		781	1,456	—	—	781	1,456	2,237	59	1995	10/10		30
Phoenix, AZ	—		458	1,099	—	—	458	1,099	1,557	38	2004	10/10		35
Arby's:
Colorado Springs, CO	—		206	534	—	—	206	534	740	134	1998	12/01		40
Thomson, GA	—		268	504	—	—	268	504	772	126	1997	12/01		40
Washington Courthouse, OH	—		157	546	—	—	157	546	703	137	1998	12/01		40
Whitmore Lake, MI	—		171	469	—	—	171	469	640	118	1993	12/01		40

Arizona Oil:
Casa Grande, AZ	—		2,340	1,894	—	—	2,340	1,894	4,234	196	1993	05/08		35
Gilbert, AZ	—		1,317	1,304	—	—	1,317	1,304	2,621	135	1996	05/08		35
Glendale, AZ	—		1,817	2,415	—	—	1,817	2,415	4,232	219	2001	05/08		40
Mesa, AZ	—		2,219	2,140	—	—	2,219	2,140	4,359	194	2000	05/08		40
Mesa, AZ	—		1,332	1,367	—	—	1,332	1,367	2,699	165	1986	05/08		30
Miami, AZ	—		762	2,148	—	—	762	2,148	2,910	222	1998	05/08		35
Peoria, AZ	—		860	1,117	—	—	860	1,117	1,977	135	1987	05/08		30
Prescott, AZ	—		1,266	1,261	—	—	1,266	1,261	2,527	131	1997	05/08		35
Scottsdale, AZ	—		1,529	1,373	—	—	1,529	1,373	2,902	142	1999	05/08		35
Sedona, AZ	—		1,281	1,324	—	—	1,281	1,324	2,605	120	2000	05/08		40
Tucson, AZ	—		1,223	1,911	—	—	1,223	1,911	3,134	198	1996	05/08		35
Tucson, AZ	—		1,105	1,336	—	—	1,105	1,336	2,441	138	1992	05/08		35
Tucson, AZ	—		1,457	1,619	—	—	1,457	1,619	3,076	168	1995	05/08		35
Tucson, AZ	—		1,083	1,599	—	—	1,083	1,599	2,682	166	1992	05/08		35

Ashley Furniture:
Altamonte Springs, FL	—		2,906	4,877	315	—	2,906	5,192	8,098	1,826	1997	09/97		40
Louisville, KY	—		1,667	4,989	—	—	1,667	4,989	6,656	847	2005	03/05		40

AT&T:
Cincinnati, OH	—		297	443	331	—	297	774	1,071	155	1999	06/98		40

Babies "R" Us:
Arlington, TX	—		831	2,612	—	—	831	2,612	3,443	1,013	1996	06/96		40
Independence, MO	—		1,679	2,302	115	—	1,679	2,417	4,096	593	1996	12/01		40

BankUnited:
Orlando, FL	—		257	287	—	—	257	72	329	1	1988	07/92		30

Barnes & Noble:
Brandon, FL	—		1,476	1,527	—	—	1,476	1,527	3,003	648	1995	08/94	(f)	40
Glendale, CO	—		3,245	2,722	—	—	3,245	2,722	5,967	1,174	1994	09/94		40
Houston, TX	—		3,308	2,396	—	—	3,308	2,396	5,704	973	1995	10/94	(f)	40
Plantation, FL	4,510	(p)	3,616	—	—	—	3,616	(c)	3,616	(c)	1996	05/95	(f)	(c)
Freehold, NJ (n)	—		2,917	2,261	—	—	2,917	2,261	5,178	900	1995	01/96		40
Dayton, OH	—		1,413	3,325	—	—	1,413	3,325	4,738	1,194	1996	05/97		40
Redding, CA	—		497	1,626	—	—	497	1,626	2,123	591	1997	06/97		40
Memphis, TN	—		1,574	2,242	—	—	1,574	2,242	3,816	444	1997	09/97		40
Marlton, NJ	—		2,831	4,319	—	—	2,709	4,319	7,028	1,417	1995	11/98		40

Bealls:
Sarasota, FL	—		1,078	1,795	—	—	1,078	1,795	2,873	372	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	40	(o)	40	111	—	—	40	111	151	22	2001	02/04		40

Bed Bath & Beyond:
Richmond, VA	2,585	(p)	1,184	2,843	179	—	1,184	3,021	4,205	690	1997	06/98		40
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758	3,840	859	1999	12/98	(g)	40
Midland, MI	—		231	—	2,702	—	231	2,702	2,933	347	2006	07/03		40

Ben's Brands for Less:
Buford, GA	—		1,925	5,035	40	—	1,925	5,074	6,999	940	2003	07/04		40

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772	5,757	1,031	1996	02/97		40
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359	6,068	858	1970	06/97		40
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419	9,652	1,236	1995	07/97		40
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218	6,270	1,156	1995	08/97		40
St. Petersburg, FL	4,125	(p)	4,032	2,611	—	—	4,032	2,611	6,643	715	1997	09/97		35
Pittsburg, PA	—		2,331	2,293	—	—	2,331	2,293	4,624	776	1997	06/98		40
Denver, CO	—		8,882	4,373	—	—	8,882	4,373	13,255	1,152	1991	06/01		40
Albuquerque, NM	—		2,157	3,132	—	—	2,157	3,132	5,289	37	1992	09/11		25
Arlington, TX	—		1,372	3,890	—	—	1,372	3,890	5,262	45	1991	09/11		25
Beaumont, TX	—		614	2,177	—	—	614	2,177	2,791	32	1992	09/11		20
Dallas, TX	—		906	—	—	—	906	—	906	—	1990	09/11		—
Fort Collins, CO	—		2,054	3,346	—	—	2,054	3,346	5,400	39	1992	09/11		25
Fort Worth, TX	—		687	2,177	—	—	687	2,177	2,864	21	1992	09/11		30
Houston, TX	—		1,409	3,095	—	—	1,409	3,095	4,504	30	1992	09/11		30
Matteson, IL	—		384	2,089	—	—	384	2,089	2,473	30	1992	09/11		20
Nashua, NH	—		1,028	7,052	—	—	1,028	7,052	8,080	69	1999	09/11		30
North Attleborough, MA	—		2,761	4,165	—	—	2,761	4,165	6,926	40	1999	09/11		30
Schaumburg, IL	—		3,170	4,784	—	—	3,170	4,784	7,954	70	1965	09/11		20
Virginia Beach, VA	—		3,140	4,276	—	—	3,140	4,276	7,416	42	1999	09/11		30

Best Smoke & Gas:
Abbottstown, PA	—		55	200	—	—	55	200	255	30	2000	01/06		40

BJ's Wholesale Club:
Orlando, FL	3,248	(o)	3,271	8,627	367	—	3,271	8,993	12,264	1,767	2001	02/04		40
Attleboro, MA	—		4,988	26,364	—	—	4,988	26,364	31,352	256	1993	09/11		30
Fairfax, VA	—		6,792	14,941	—	—	6,792	14,941	21,733	145	1992	09/11		30
Hamilton, NJ	—		3,166	29,373	—	—	3,166	29,373	32,539	245	2002	09/11		35
Hialeah, FL	—		4,792	14,067	—	—	4,792	14,067	18,859	137	2000	09/11		30
Roxbury, NJ	—		3,040	16,168	—	—	3,040	16,168	19,208	189	1993	09/11		25
W. Hartford, CT	—		2,846	14,299	—	—	2,846	14,306	17,152	122	1996	09/11		30

Black Fox Beauty Supply:
Corpus Christi, TX	—		125	137	195	—	125	332	457	80	1967	11/93		40

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639	15,143	1,701	1984	12/01		40

Books-A-Million:
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487	4,034	965	1996	06/96		40

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200	255	30	2000	01/06		40

Boston Market:
Burton, MI	—		620	707	—	—	620	707	1,327	178	1997	12/01		40
Geneva, IL	—		653	601	—	—	653	518	1,171	131	1996	12/01		40
N. Olmsted, OH	—		602	461	—	—	602	389	991	99	1996	12/01		40
Novi, MI	—		836	651	—	—	836	298	1,134	79	1995	12/01		40

Buccaneer Car Wash:
Tampa, FL	—		541	829	—	—	541	829	1,370	57	1978	04/10		25

Buck's:
St. Louis, MO	—		776	—	3,822	—	776	3,822	4,598	259	2009	12/07	(m)	40

Buffalo Wild Wings:
Michigan City, IN	—		163	492	—	—	163	492	655	124	1996	12/01		40

Bugaboo Creek:
Rochester, NY	—		792	1,535	—	—	792	1,535	2,327	174	1995	06/07		40

Burger King:
Colonial Heights, VA	—		662	610	—	—	662	610	1,272	153	1997	12/01		40

Buybacks Entertainment:
Lafayette, LA	—		603	1,149	30	—	603	1,179	1,782	174	1999	12/05		40

Caliber Collision:
Alvin, TX	—		400	712	—	—	400	712	1,112	31	1984	02/11		20
Galveston, TX	—		361	789	—	—	361	789	1,150	35	1965	02/11		20
Houston, TX	—		348	1,731	—	—	348	1,731	2,079	61	1987	02/11		25

Camping World:
Vacaville, CA	—		2,467	6,575	—	—	2,467	6,575	9,042	274	2008	07/10		35
North Little Rock, AR	—		1,198	3,348	—	—	1,198	3,348	4,546	124	2007	09/10		35
Strafford, MO	—		1,278	3,694	—	—	1,278	3,694	4,972	136	2007	09/10		35
Avondale, AZ	—		1,976	3,040	—	—	1,976	3,040	5,016	54	2009	05/11		35
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Mesa, AZ	—		3,972	2,046	—	—	3,972	2,046	6,018	51	1983	05/11		25
Bowling Green, KY	—		584	2,481	—	—	584	2,481	3,065	32	2007	07/11		35
Council Bluffs, IA	—		2,013	2,806	—	—	2,013	2,806	4,819	37	2008	07/11		35
Roanoke, VA	—		2,046	5,050	—	—	2,046	5,050	7,096	66	2008	07/11		35
Golden, CO	—		5,516	—	—	—	5,516	(e)	5,516	(e)	(e)	10/11	(m)	(e)
Belleville, MI	—		1,156	2,071	—	—	1,156	2,071	3,227	3	1986	12/11		25
Kissimmee, FL	—		1,578	2,783	—	—	1,578	2,783	4,361	5	1979	12/11		25
La Mirada, CA	—		3,593	911	—	—	3,593	911	4,504	1	1996	12/11		30
Myrtle Beach, SC	—		540	61	—	—	540	61	601	—	1976	12/11		25
Nashville, TN	—		1,155	1,034	—	—	1,155	1,034	2,189	2	1985	12/11		25
Valencia, CA	—		4,788	4,198	—	—	4,788	4,198	8,986	7	1980	12/11		25

Carl's Jr.:
Spokane, WA	—		471	530	—	—	471	530	1,001	133	1996	12/01		40
Chandler, AZ	—		729	644	—	—	729	644	1,373	211	1984	06/05		20
Tucson, AZ	—		681	536	103	—	681	639	1,320	410	1988	06/05		10

CarQuest:
Abbeville, LA	—		23	148	—	—	23	148	171	8	1970	12/10		20
Abbotsford, WI	—		56	163	—	—	56	163	219	7	1984	12/10		25
Aberdeen, SD (n)	—		71	329	—	—	71	329	400	17	1961	12/10		20
Addison, IL	—		76	314	—	—	76	314	390	13	1971	12/10		25
Alsip, IL	—		57	323	—	—	57	323	380	17	1972	12/10		20
Anaconda, MT	—		35	307	—	—	35	307	342	16	1965	12/10		20
Ann Arbor, MI	—		25	241	—	—	25	241	266	13	1970	12/10		20
Antigo, WI	—		96	294	—	—	96	294	390	10	1998	12/10		30
Appleton, WI (n)	—		85	438	—	—	85	438	523	15	1995	12/10		30
Arden, NC	—		42	281	—	—	42	281	323	12	1989	12/10		25
Baker, MT	—		12	140	—	—	12	140	152	7	1965	12/10		20
Bakersfield, CA	—		77	484	—	—	77	484	561	25	1945	12/10		20
Bangor, ME (n)	—		53	356	—	—	53	356	409	25	1945	12/10		15
Bangor, ME	—		51	339	—	—	51	339	390	14	1985	12/10		25
Bartlett, TN	—		40	293	—	—	40	293	333	12	1989	12/10		25
Bay City, MI	—		106	521	—	—	106	521	627	36	1920	12/10		15
Bay City, MI	—		14	100	—	—	14	100	114	7	1942	12/10		15
Bay City, MI	—		41	282	—	—	41	282	323	12	1989	12/10		25
Bellevue, NE	—		29	142	—	—	29	142	171	7	1965	12/10		20
Bend, OR	—		125	245	—	—	125	245	370	17	1935	12/10		15
Biddeford, ME	—		60	320	—	—	60	320	380	17	1968	12/10		20
Billings, MT	—		31	188	—	—	31	188	219	8	1970	12/10		25
Bismarck, ND	—		25	136	—	—	25	136	161	6	1985	12/10		25
Bozeman, MT	—		28	257	—	—	28	257	285	13	1964	12/10		20
Brunswick, ME	—		41	254	—	—	41	254	295	11	1985	12/10		25
Bucksport, ME	—		19	114	—	—	19	114	133	6	1976	12/10		20
Burlington, NC	—		47	229	—	—	47	229	276	8	1994	12/10		30
Carol Stream, IL	—		103	515	—	—	103	515	618	27	1960	12/10		20
Chicago, IL	—		83	383	—	—	83	383	466	16	1987	12/10		25
Chippewa Falls, WI	—		33	328	—	—	33	328	361	11	1996	12/10		30
Cody, WY (n)	—		146	253	—	—	146	253	399	9	1999	12/10		30
Colstrip, MT	—		39	275	—	—	39	275	314	11	1981	12/10		25
Connersville, IN	—		28	171	—	—	28	171	199	12	1920	12/10		15
Corapolis, PA (n)	—		74	316	—	—	74	316	390	16	1980	12/10		20
Cut Bank, MT	—		9	115	—	—	9	115	124	6	1937	12/10		20
Devils Lake, ND	—		38	276	—	—	38	276	314	10	1999	12/10		30
Dillon, MT	—		24	204	—	—	24	204	228	11	1973	12/10		20
Dodge City, KS (n)	—		43	166	—	—	43	166	209	12	1948	12/10		15
Eau Claire, WI	—		33	204	—	—	33	204	237	11	1956	12/10		20
Elgin, IL	—		88	311	—	—	88	311	399	16	1965	12/10		20
Enterprise, AL	—		25	184	—	—	25	184	209	8	1988	12/10		25
Escanaba, MI	—		40	283	—	—	40	283	323	12	1982	12/10		25
Evansville, IN	—		60	301	—	—	60	301	361	13	1980	12/10		25
Fairbanks, AK	—		292	545	—	—	292	545	837	16	2003	12/10		35
Gainesville, FL (n)	—		47	362	—	—	47	362	409	25	1957	12/10		15
Glasgow, MT	—		48	275	—	—	48	275	323	14	1972	12/10		20
Great Falls, MT	—		17	173	—	—	17	173	190	9	1967	12/10		20
Greenville, OH	—		63	193	—	—	63	193	256	13	1910	12/10		15
Hamilton, MT	—		24	242	—	—	24	242	266	10	1991	12/10		25
Harlem, MT	—		17	116	—	—	17	116	133	5	1983	12/10		25
Havre, MT	—		22	311	—	—	22	311	333	16	1964	12/10		20
Hayward, WI	—		57	333	—	—	57	333	390	14	1980	12/10		25
Helena, MT	—		31	282	—	—	31	282	313	12	1987	12/10		25
Houlton, ME	—		38	219	—	—	38	219	257	23	1915	12/10		10
Irving, TX	—		182	208	—	—	182	208	390	11	1984	12/10		20
Kalispell, MT (n)	—		59	645	—	—	59	645	704	22	1998	12/10		30
Kennedale, TX	—		88	283	—	—	88	283	371	15	1959	12/10		20
Lafayette, LA	—		51	357	—	—	51	357	408	12	1996	12/10		30
Laurel, MS	—		74	202	—	—	74	202	276	14	1959	12/10		15
Lewistown, MT	—		19	180	—	—	19	180	199	8	1964	12/10		25
Libby, MT	—		33	262	—	—	33	262	295	14	1965	12/10		20
Livingston, MT	—		34	261	—	—	34	261	295	14	1976	12/10		20
Lufkin, TX (n)	—		94	229	—	—	94	229	323	12	1986	12/10		20
Madison, TN	—		78	179	—	—	78	179	257	7	1988	12/10		25
Madison, WI	—		57	409	—	—	57	409	466	17	1973	12/10		25
Malta, MT	—		19	181	—	—	19	181	200	8	1976	12/10		25
Marshfield, WI	—		60	282	—	—	60	282	342	15	1940	12/10		20
Medford, WI	—		37	229	—	—	37	229	266	10	1988	12/10		25
Memphis, TN	—		38	199	—	—	38	199	237	8	1987	12/10		25
Metamora, IL	—		69	292	—	—	69	292	361	10	1996	12/10		30
Midland, MI	—		44	336	—	—	44	336	380	12	1986	12/10		30
Midland, TX	—		36	212	—	—	36	212	248	15	1960	12/10		15
Montello, WI	—		26	173	—	—	26	173	199	6	1997	12/10		30
Muskegon, MI	—		38	257	—	—	38	257	295	9	1990	12/10		30
Neillsville, WI	—		26	145	—	—	26	145	171	6	1979	12/10		25
Nicholasville, KY	—		54	241	—	—	54	241	295	10	1988	12/10		25
Ocala, FL	—		78	416	—	—	78	416	494	29	1971	12/10		15
Olathe, KS	—		78	235	—	—	78	235	313	16	1950	12/10		15
Oshkosh, WI	—		99	224	—	—	99	224	323	8	1999	12/10		30
Overland, MO	—		68	370	—	—	68	370	438	19	1961	12/10		20
Owosso, MI	—		50	264	—	—	50	264	314	11	1986	12/10		25
Pearl, MS	—		43	195	—	—	43	195	238	7	1989	12/10		30
Phillips, WI	—		23	177	—	—	23	177	200	6	1992	12/10		30
Powell, WY	—		37	182	—	—	37	182	219	8	1978	12/10		25
Rhinelander, WI	—		28	115	—	—	28	115	143	6	1958	12/10		20
River Falls, WI	—		42	234	—	—	42	234	276	12	1976	12/10		20
Riverton, WY	—		99	300	—	—	99	300	399	13	1978	12/10		25
Rockford, IL	—		61	376	—	—	61	376	437	16	1962	12/10		25
Roundup, MT	—		23	205	—	—	23	205	228	11	1972	12/10		20
Schofield, WI	—		41	425	—	—	41	425	466	22	1968	12/10		20
Sheboygan, WI	—		77	370	—	—	77	370	447	11	2007	12/10		35
Shelby, MT	—		20	208	—	—	20	208	228	11	1976	12/10		20
Shelbyville, KY	—		52	224	—	—	52	224	276	9	1982	12/10		25
Sidney, MT (n)	—		42	395	—	—	42	395	437	21	1962	12/10		20
Spartanburg, SC	—		53	252	—	—	53	252	305	10	1972	12/10		25
Spokane, WA	—		93	373	—	—	93	373	466	19	1972	12/10		20
Spokane, WA	—		66	201	—	—	66	201	267	10	1965	12/10		20
St. Peter, MN	—		17	259	—	—	17	259	276	9	1999	12/10		30
Stayton, OR	—		88	312	—	—	88	312	400	11	1994	12/10		30
Stevens Point, WI (n)	—		61	405	—	—	61	405	466	17	1975	12/10		25
Sulphur, LA	—		31	216	—	—	31	216	247	11	1984	12/10		20
Thornton, CO	—		414	536	—	—	414	536	950	19	1996	12/10		30
Troy, AL	—		15	52	—	—	15	52	67	4	1966	12/10		15
Wasilla, AK	—		227	504	—	—	227	504	731	15	2002	12/10		35
Wausau, WI	—		52	300	—	—	52	300	352	12	1989	12/10		25
Wautoma, WI	—		18	106	—	—	18	106	124	6	1959	12/10		20
Waynesboro, MS	—		15	71	—	—	15	71	86	5	1962	12/10		15
West Columbia, SC	—		41	159	—	—	41	159	200	8	1962	12/10		20
West Memphis, AR	—		58	294	—	—	58	294	352	12	1987	12/10		25
Whitefish, MT	—		30	227	—	—	30	227	257	8	1993	12/10		30
Williston, ND	—		35	297	—	—	35	297	332	10	1999	12/10		30
Windom, MN	—		5	137	—	—	5	137	142	7	1950	12/10		20
Wisconsin Rapids, WI	—		41	215	—	—	41	215	256	11	1975	12/10		20
Yakima, WA	—		50	321	—	—	50	321	371	17	1965	12/10		20
Aurora, IL	—		641	226	—	—	641	226	867	10	1971	02/11		20
Benton Harbor, MI	—		207	160	—	—	207	160	367	7	1978	02/11		20
Caro, MI	—		85	132	—	—	85	132	217	12	1941	02/11		10
Eagle River, WI	—		99	52	—	—	99	52	151	2	1978	02/11		20
Essexville, MI	—		113	113	—	—	113	113	226	5	1974	02/11		20
Lexington, KY	—		85	226	—	—	85	226	311	7	1991	02/11		30
Mt. Pleasant, MI	—		85	207	—	—	85	207	292	7	1984	02/11		25
Portland, ME	—		123	264	—	—	123	264	387	15	1951	02/11		15
Saginaw, MI	—		179	75	—	—	179	75	254	7	1955	02/11		10
Warrenton, VA	—		123	66	—	—	123	66	189	6	1939	02/11		10
Billings, MT	—		66	291	—	—	66	291	357	5	1994	07/11		25
Mobile, AL	—		75	197	—	—	75	197	272	5	1975	07/11		20
New Castle, IN	—		113	19	—	—	113	19	132	—	1991	07/11		25
Spokane, WA	—		75	56	—	—	75	56	131	1	1955	07/11		20
Chicago, IL	—		90	239	—	—	90	239	329	2	1949	11/11		15
Missoula, MT	—		99	367	—	—	99	367	466	2	1965	11/11		20
Sheridan, WY	—		198	385	—	—	198	385	583	2	1980	11/11		20
Sauk Centre, MN	—		64	85	—	—	64	85	149	—	1958	11/11		25
Watford City, ND	—		31	124	—	—	31	124	155	1	1974	11/11		25

Carvers:
Centerville, OH	—		851	1,059	—	—	851	1,059	1,910	266	1986	12/01		40

Certified Auto Sales:
Albuquerque, NM	—		1,113	—	1,419	—	1,113	1,419	2,532	229	2005	04/04	(f)	40

Champps:
Alpharetta, GA	—		3,033	1,642	—	—	3,033	1,642	4,675	412	1999	12/01		40
Irving, TX	—		1,760	1,724	—	—	1,760	1,724	3,484	433	2000	12/01		40

Char-Hut:
Sunrise, FL	—		287	424	—	—	287	424	711	81	1979	05/04		40

Cheddar's Cafe:
Baytown, TX	—		858	2,251	—	—	858	2,251	3,109	59	2010	12/10		40
West Monroe, LA	—		907	2,301	—	—	907	2,301	3,208	55	2010	01/11		40
Selma, TX	—		1,446	—	—	—	1,446	(e)	1,446	(e)	(e)	03/11	(m)	(e)
Jonesboro, AR	—		1,206	—	—	—	1,206	(e)	1,206	(e)	(e)	05/11	(m)	(e)
Hattiesburg, MS	—		1,203	—	—	—	1,203	(e)	1,203	(e)	(e)	11/11	(m)	(e)

Chili's:
Camden, SC	—		627	1,888	—	—	627	1,888	2,515	297	2005	09/05		40
Milledgeville, GA	—		516	1,997	—	—	516	1,997	2,513	314	2005	09/05		40
Sumter, SC	—		800	1,717	—	—	800	1,717	2,517	259	2004	12/05		40
Hinesville, GA	—		921	1,898	—	—	921	1,898	2,819	231	2006	02/07		40
Albany, GA	—		615	—	1,984	—	615	1,984	2,599	209	2007	06/07	(m)	40
Statesboro, GA	—		703	—	1,888	—	703	1,888	2,591	195	2007	06/07	(m)	40
Florence, SC	—		889	1,715	—	—	889	1,715	2,604	195	2007	06/07		40
Valdosta, GA	—		716	—	1,871	—	716	1,871	2,587	189	2007	07/07	(m)	40
Tifton, GA	—		454	1,550	—	—	454	1,550	2,004	124	2008	06/08		40
Evans, GA	—		700	—	1,511	—	685	1,511	2,196	109	2009	10/08	(m)	40
Jefferson City, MO	—		305	898	—	—	305	898	1,203	52	2003	12/09		35
Merriam, KS	—		853	981	—	—	853	981	1,834	67	1998	12/09		30
Wichita, KS	—		420	623	—	—	420	623	1,043	42	1995	12/09		30

China 1:
Cohoes, NY	—		16	87	6	—	16	93	109	16	1994	09/04		40

China Wok:
Carlisle, PA	—		90	107	—	—	90	107	197	16	1988	01/06		40

Chuck-E-Cheese:
Mobile, AL	—		340	951	—	—	340	951	1,291	6	1981	11/11		20

Cinemark:
Draper, UT	—		1,523	—	—	—	1,523	(e)	1,523	(e)	(e)	08/10	(m)	(e)
Fort Worth, TX	—		2,140	—	—	—	2,140	(e)	2,140	(e)	(e)	08/11	(m)	(e)

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014	3,571	506	2000	12/01		40
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921	5,452	733	2000	12/01		40

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	633	721	69	2007	10/05		40

Cool Crest:
Independence, MO	—		1,838	1,534	—	—	1,838	1,534	3,372	177	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	80	(o)	80	221	—	—	80	221	301	44	2001	02/04		40

CVS:
San Antonio, TX	—		441	—	—	—	441	(c)	441	(c)	1993	12/93		(c)
Lafayette, LA	—		968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Midwest City, OK	—		673	1,103	—	—	673	1,103	1,776	437	1996	03/96		40
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449	2,465	527	1997	06/97		40
Flower Mound, TX	—		932	881	—	—	831	881	1,712	174	1996	09/97		40
Arlington, TX	—		2,079	—	1,397	—	2,079	1,397	3,476	467	1998	11/97	(g)	40
Leavenworth, KS	—		726	—	1,331	—	726	1,331	2,057	451	1998	11/97	(g)	40
Lewisville, TX	—		789	—	1,335	—	789	1,335	2,124	444	1998	04/98	(g)	40
Forest Hill, TX	—		692	—	1,175	—	692	1,175	1,867	393	1998	04/98	(g)	40
Garland, TX	—		1,477	—	1,400	—	1,477	1,400	2,877	459	1998	06/98	(g)	40
Oklahoma City, OK	—		1,581	—	1,471	—	1,581	1,471	3,052	477	1999	08/98	(g)	40
Dallas, TX	—		2,618	—	2,571	—	2,618	2,571	5,189	528	2003	06/99		40
Gladstone, MO	—		1,851	—	1,740	—	1,851	1,740	3,591	495	2000	12/99	(g)	40

Dave & Buster's:
Hilliard, OH	—		934	4,689	—	—	934	4,689	5,623	601	1998	11/06		40
Tulsa, OK	—		1,862	—	2,105	—	1,862	2,105	3,967	156	2009	04/08	(m)	40
Wauwatosa, WI	—		5,694	—	5,638	—	5,694	5,638	11,332	253	2010	12/08	(m)	40
Orlando, FL	—		8,114	—	—	—	8,114	(e)	8,114	(e)	(e)	06/10	(m)	(e)
Oklahoma City, OK	—		3,156	—	—	—	3,156	(e)	3,156	(e)	(e)	02/11	(m)	(e)

Del Frisco's:
Ft. Worth, TX	—		351	5,874	—	—	351	5,874	6,225	281	1,890	01/11		20
Greenwood Village, CO	—		1,863	5,649	—	—	1,863	5,649	7,512	271	1979	01/11		20

Denny's:
Clifton, CO	—		245	732	375	—	245	1,107	1,352	186	1998	12/01		40
Columbus, TX (n)	—		428	817	—	—	428	817	1,245	205	1997	12/01		40
Alexandria, VA	—		604	196	—	—	604	196	800	52	1981	09/06		20
Amarillo, TX	—		590	632	—	—	590	632	1,222	167	1982	09/06		20
Arlington Heights, IL	—		470	228	—	—	470	228	698	60	1977	09/06		20
Austintown, OH	—		466	397	—	—	466	397	863	105	1980	09/06		20
Boardman Township, OH	—		497	258	—	—	497	258	755	68	1977	09/06		20
Campbell, CA	—		460	238	—	—	460	238	698	63	1976	09/06		20
Carson, CA	—		1,246	157	—	—	1,246	157	1,403	42	1975	09/06		20
Chehalis, WA	—		415	287	—	—	415	287	702	76	1977	09/06		20
Chubbuck, ID	—		350	394	—	—	344	394	738	104	1983	09/06		20
Clackamas, OR	—		468	407	—	—	468	407	875	108	1993	09/06		20
Collinsville, IL	—		676	283	—	—	676	283	959	75	1979	09/06		20
Colorado Springs, CO	—		585	390	—	—	585	390	975	103	1978	09/06		20
Colorado Springs, CO	—		321	377	—	—	321	377	698	100	1984	09/06		20
Corpus Christi, TX	—		345	776	300	—	345	1,076	1,421	248	1980	09/06		20
Dallas, TX	—		497	150	—	—	497	150	647	40	1979	09/06		20
Enfield, CT	—		684	229	—	—	684	229	913	61	1976	09/06		20
Fairfax, VA	—		768	683	—	—	768	683	1,451	181	1979	09/06		20
Federal Way, WA	—		543	193	—	—	543	193	736	51	1977	09/06		20
Florissant, MO	—		443	238	—	—	443	238	681	63	1977	09/06		20
Ft. Worth, TX	—		392	314	—	—	392	314	706	83	1974	09/06		20
Hermitage, PA	—		321	420	—	—	321	420	741	111	1980	09/06		20
Hialeah, FL	—		432	175	—	—	432	175	607	46	1978	09/06		20
Houston, TX	—		504	348	—	—	504	348	852	92	1976	09/06		20
Indianapolis, IN	—		358	767	—	—	358	767	1,125	203	1978	09/06		20
Indianapolis, IN	—		326	511	—	—	326	511	837	135	1978	09/06		20
Indianapolis, IN	—		310	590	—	—	310	590	900	156	1981	09/06		20
Indianapolis, IN	—		231	511	—	—	231	511	742	135	1974	09/06		20
Kernersville, NC	—		407	557	—	—	407	557	964	147	2000	09/06		20
Lafayette, IN	—		424	773	—	—	416	773	1,189	205	1978	09/06		20
Laurel, MD	—		528	379	—	—	528	379	907	100	1976	09/06		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Little Rock, AR	—	672	77	—	—	672	77	749	20	1979	09/06		20
Little Rock, AR	—	703	180	—	—	703	180	883	48	1979	09/06		20
Maplewood, MN	—	630	271	—	—	630	271	901	72	1983	09/06		20
Merriville, IN	—	368	813	—	—	368	813	1,181	215	1976	09/06		20
N. Miami, FL	—	855	151	—	—	855	151	1,006	40	1977	09/06		20
Nampa, ID	—	357	729	—	—	357	729	1,086	193	1979	09/06		20
North Richland Hills, TX	—	500	130	—	—	500	130	630	34	1970	09/06		20
Omaha, NE	—	496	314	—	—	496	314	810	83	1994	09/06		20
Pompano Beach, FL	—	436	394	—	—	436	394	830	104	1976	09/06		20
Portland, OR	—	764	161	—	—	764	161	925	43	1977	09/06		20
Provo, UT	—	519	216	—	—	519	216	735	57	1978	09/06		20
Pueblo, CO	—	475	302	—	—	475	302	777	80	1980	09/06		20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	128	1984	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	70	1973	09/06		20
Sugarland, TX	—	315	334	—	—	315	334	649	88	1997	09/06		20
Tacoma, WA	—	580	201	—	—	575	201	776	53	1984	09/06		20
Tucson, AZ	—	922	290	—	—	922	290	1,212	77	1979	09/06		20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	47	1978	09/06		20
Worcester, MA	—	383	493	—	—	383	493	876	130	1978	09/06		20
Boise, ID	—	514	477	—	—	514	477	991	120	1983	12/06		20
St. Louis, MO	—	635	303	—	—	635	303	938	75	1980	01/07		20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	33	1977	01/07		20

Diamond Communication:
Lapeer, MI	—	37	264	—	—	37	264	301	29	2007	10/05		40

Dickey's Barbeque Pit:
Medina, OH	—	405	464	—	—	405	464	869	116	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	1,349	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	1,498	1996	08/96		40

Dimitri's Family Restaurant:
Indianapolis, IN	—	223	483	59	—	223	542	765	130	1979	09/06		20

Dollar General:
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	359	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	30	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	25	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	26	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	26	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	21	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	673	1,223	1,896	27	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	17	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	9	2011	04/11	(m)	40
Bunnlevel, NC	—	106	—	737	—	106	737	843	4	2011	08/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	5	2011	09/11	(m)	40
Lumberton, NC	—	115	—	—	—	115	(e)	115	(e)	(e)	10/11	(m)	(e)
Newport News, VA	—	363	—	—	—	363	(e)	363	(e)	(e)	10/11	(m)	(e)
Cumberland, VA	—	317	—	—	—	317	(e)	317	(e)	(e)	12/11	(m)	(e)

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	164	1994	02/94		40
Copperas Cove, TX	—	242	512	194	—	242	706	948	218	1972	11/98		40

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72	92	12	1996	03/05		40

Easyhome:
Cohoes, NY	—	64	348	242	—	64	590	654	84	1994	09/04		40

Ecotech Institute:
Aurora, CO	—	5,076	13,874	5,663	—	5,076	19,537	24,613	1,798	1986	04/07		40
Austin, TX	—	2,291	1,770	—	—	2,291	1,770	4,061	2	1996	12/11		35

El Tapatio Grill:
Hammond, LA	—	248	814	62	—	248	627	875	171	1997	12/01		40

Enterprise Rent-A-Car:
Wilmington, NC	—	218	327	33	—	218	360	578	85	1981	12/01		40

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	66	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	49	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	61	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	81	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	66	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	60	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	53	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	37	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	55	2001	12/08		40

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923	2,241	674	1996	06/96		38

Family Dollar:
Albany, NY (n)	—	34	824	—	—	34	824	858	150	1992	09/04		40
Cohoes, NY	—	94	507	33	—	94	540	634	94	1994	09/04		40
Hudson Falls, NY	—	51	380	39	—	51	419	470	70	1993	09/04		40
Monticello, NY	—	96	352	—	—	96	352	448	60	1996	03/05		40

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	835	998	90	2007	10/05		40

Fantastic Sams:
Eden Prairie, MN	—	65	181	81	—	65	261	326	63	1997	12/01		40

Fazoli's:
Bay City, MI	—	647	634	—	—	647	634	1,281	159	1997	12/01		40

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	143	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	23	2010	05/11		35

Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	19	2007	08/11		35
Godley, TX	—	1,453	2084	—	—	1,453	2084	3,537	22	2008	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	27	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	9	2007	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1995	16	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	11	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	23	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	11	1999	08/11		30

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	145	1995	12/01		40

First Watch Restaurant:
Tulsa, OK	—	325	314	34	—	325	382	707	88	1978	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2063	—	582	2063	2,645	200	2007	03/07	(m)	40

Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	199	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	58	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	75	1985	06/07		25
Forney, TX	—	473	654	—	—	473	654	1,127	99	1990	06/07		30
Forney, TX	—	545	707	—	—	545	707	1,252	107	1989	06/07		30
Gun Barrel City, TX	—	270	386	—	—	270	386	656	70	1986	06/07		25
Gun Barrel City, TX	—	242	467	—	—	242	467	709	85	1988	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	191	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	92	1986	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	97	1983	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	65	1990	06/07		30
Longview, TX	—	178	236	—	—	178	236	414	54	1977	06/07		20
Longview, TX	—	403	572	—	—	403	572	975	104	1985	06/07		25
Longview, TX	—	252	304	—	—	252	304	556	55	1983	06/07		25
Longview, TX	—	426	382	—	—	426	382	808	69	1984	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	90	1986	06/07		25
Mt. Vernon, TX	—	292	666	—	—	292	666	958	121	1990	06/07		25
Shreveport, LA	—	361	250	—	—	361	250	611	76	1969	06/07		15
Tyler, TX	—	258	419	—	—	258	419	677	95	1978	06/07		20
Tyler, TX	—	316	545	—	—	316	545	861	82	1989	06/07		30
Tyler, TX	—	542	403	—	—	481	403	884	73	1984	06/07		25
Tyler, TX	—	488	831	—	—	488	831	1,319	189	1980	06/07		20
Tyler, TX	—	302	455	—	—	302	455	757	103	1981	06/07		20
Tyler, TX	—	188	329	—	—	188	329	517	60	1984	06/07		25
Tyler, TX	—	256	542	—	—	256	542	798	123	1980	06/07		20
Tyler, TX	—	742	546	—	—	742	546	1,288	99	1985	06/07		25
Tyler, TX	—	323	283	—	—	323	283	606	64	1978	06/07		20

Fresenius Medical Care:
Houston, TX	—	422	1915	518	—	422	2,434	2,856	301	1995	08/06		40

Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1904	2,221	335	1982	03/99		40

Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146	687	47	1967	08/05		20
Dallas, PA	—	677	1,091	—	—	677	1,091	1,768	348	1995	08/05		20
Emporium, PA	—	380	569	—	—	380	569	949	181	1996	08/05		20
Hazleton, PA (n)	—	2,529	728	—	—	2,529	728	3,257	232	2001	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	161	1978	08/05		20
Kane, PA	—	478	592	—	—	356	—	356	—	1984	08/05		20
Luzerne, PA	—	171	415	—	—	171	415	586	132	1989	08/05		20
Ridgway, PA	—	382	259	—	—	382	259	641	82	1975	08/05		20
St. Mary's, PA	—	274	261	—	—	274	261	535	83	1979	08/05		20
White Haven, PA	—	486	867	—	—	486	867	1,353	276	1990	08/05		20
Carlisle, PA	—	170	202	—	—	170	202	372	30	1988	01/06		40
Clairton, PA	—	215	701	—	—	215	701	916	167	1986	01/06		25
Danville, PA	—	180	359	—	—	180	359	539	54	1988	01/06		40
Houtzdale, PA	—	541	500	—	—	356	—	356	—	1977	01/06		15
Minersville, PA	—	680	582	—	—	680	582	1,262	87	1974	01/06		40
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	201	1967	01/06		40
Summerville, PA	—	93	272	—	—	93	272	365	40	1988	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	65	1988	01/06		40

Furr's Family Dining:
Las Cruces, NM	—	947	—	2,182	—	947	2,182	3,129	289	2006	01/06	(m)	40
Tucson, AZ	—	1,156	—	—	—	1,116	(e)	1,116	(e)	(e)	07/06		(e)
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	256	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	48	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	2	2004	12/11		30

Gander Mountain:
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781	7,295	1,030	2004	11/04		40
DeForest, WI	—	2,798	10,953	—	—	2,798	10,953	13,751	404	2008	09/10		35
Springfield, IL	—	1,717	7,622	—	—	1,717	7,622	9,339	281	2009	09/10		35
Onalaska, WI	—	1963	—	6,817	—	1,733	6,817	8,550	121	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	—	—	3,315	8,908	12,223	308	2008	10/10		35
Bowling Green, KY	—	1,777	7,319	—	—	1,777	7,319	9,096	96	2007	07/11		35
Eau Claire, WI	—	2,263	8,418	—	—	2,263	8,418	10,681	110	2008	07/11		35
Roanoke, VA	—	1,769	8,120	—	—	1,769	8,120	9,889	106	2008	07/11		35

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2053	196	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	190	2000	06/05		40

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	259	1985	05/85		35
Brandon, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	336	1998	12/01		40
Dallas, TX	—	1,138	1,025	—	—	1,138	1,025	2,163	257	1994	12/01		40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	349	1997	12/01		40

Goodfellas Restaurant:
Montgomery, AL	—	1,418	1,140	—	—	1,418	1,044	2,462	269	1999	12/01		40

Goodyear Truck & Tire:
Park City, KS	—	214	687	—	—	214	687	901	225	1989	06/05		20
Anthony, TX	—	(l)	1,242	—	—	(l)	1,242	1,242	138	2007	02/07		40

Gordmans:
Avon, IN	—	1,302	—	—	—	1,302	(e)	1,302	(e)	(e)	12/11	(m)	(e)

Great Clips:
Lapeer, MI	—	27	194	—	—	27	194	221	21	2007	10/05		40

Green Light Convenience:
Moosic, PA	—	323	309	—	—	323	309	632	98	1980	08/05		20

Guitar Center:
Roseville, MN	—	1,599	1,419	—	—	1,599	1,419	3,018	214	1994	08/06		40

GymKix:
Copperas Cove, TX	—	204	432	171	—	204	603	807	186	1972	11/98		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	50	1997	12/01		40

Harbor Freight Tools:
Federal Way, WA	—	2037	1,662	257	—	2037	1919	3,956	615	1994	06/98		40
Gastonia, NC	—	994	1,513	146	—	994	1,659	2,653	267	2004	12/04		40

Hastings:
Nacogdoches, TX	—	397	1,257	—	—	397	1,257	1,654	413	1997	11/98		40

Havertys Furniture:
Clearwater, FL	—	1,184	2,526	44	—	1,184	2,570	3,754	1,189	1992	05/93		40
Orlando, FL	—	820	2,441	6	—	820	2,448	3,268	1,066	1992	05/93		40
Pensacola, FL	—	633	1,595	—	—	603	1,595	2,198	619	1994	06/96		40
Bowie, MD	—	1966	4,221	—	—	1966	4,221	6,187	1,366	1997	12/97		39

Health Source Chiropractic:
Houston, TX	—	112	509	302	—	112	811	923	81	1995	08/06		40

Healthy Pet:
Suwanee, GA	—	175	1,038	—	—	175	1,038	1,213	131	1997	12/06		40
Colonial Heights, VA	—	160	746	—	—	160	746	906	93	1996	01/07		40

Heilig-Meyers/The Room Store:
Baltimore, MD	—	470	813	—	—	470	813	1,283	267	1968	11/98		40
Glen Burnie, MD	—	632	932	—	—	632	932	1,564	306	1968	11/98		40

Hog Pit:
Tucson, AZ	—	827	305	18	—	845	305	1,150	88	1974	12/01		40

Hollywood Feed:
Ridgeland, MS	—	343	411	362	—	343	773	1,116	73	1997	08/06		40

Home Decor:
Memphis, TN	—	549	540	364	—	549	904	1,453	271	1998	12/97		40

Home Depot:
Sunrise, FL	—	5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—	523	756	1,585	—	971	2,341	3,312	608	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—	562	468	—	—	562	468	1,030	117	1997	12/01		40

Hooters:
Tampa, FL	—	784	505	—	—	784	505	1,289	127	1993	12/01		40
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Humana:
Sunrise, FL	—		800	253	—	—	800	253	1,053	48	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—		1,580	2,849	—	—	1,580	2,849	4,429	662	1991	09/02		40

Int'l House of Pancakes:
Midwest City, OK	—		407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—		693	515	—	—	693	515	1,208	112	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—		406	4,036	—	—	406	4,036	4,442	6	1978	12/11		30
Kendallville, IN	—		66	2,748	—	—	66	2,748	2,814	3	2007	12/11		35
Memphis, TN	—		283	4,146	—	—	283	4,146	4,429	6	2001	12/11		30
Memphis, TN	—		180	3,223	—	—	180	3,223	3,403	4	2002	12/11		30

J & J Insurance:
Hollywood, FL	—		195	44	18	—	119	—	119	—	1960	12/05		15

J.Crew:
Richmond, VA	—		2,177	2,600	—	—	2,177	2,600	4,777	1,076	1995	06/95		40

Jack in the Box:
Plano, TX	—		1,055	1,237	—	—	1,055	1,237	2,292	202	2001	06/05		40

Jacobson Industrial:
Des Moines, IA	—		61	112	—	—	61	112	173	37	1973	06/05		20

Jared Jewelers:
Richmond, VA	—		955	1,336	—	—	955	1,336	2,291	335	1998	12/01		40
Brandon, FL	—		1,197	1,182	—	—	1,197	1,182	2,379	285	2001	05/02		40
Lithonia, GA	—		1,271	1,216	—	—	1,271	1,216	2,487	293	2001	05/02		40
Houston, TX	—		1,676	1,440	—	—	1,676	1,440	3,116	325	1999	12/02		40

Jazzercise Fitness Center:
Orlando, FL	37	(o)	37	101	—	—	37	101	138	20	2001	02/04		40

Jin's Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	24	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—		818	896	12	—	818	909	1,727	411	1967	11/93		40
St. Peters, MO	—		1,741	5,406	1,233	—	1,741	6,639	8,380	904	2005	06/05	(g)	40

Johnny Carino's:
Lewisville, TX	—		1,370	1,019	—	—	1,370	1,019	2,389	256	1994	12/01		40
Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	303	1995	12/01		40
S. Beaumont, TX	—		439	1,363	—	—	439	1,363	1,802	342	2000	12/01		40

Kangaroo Express:
Carthage, NC	—		485	354	—	—	485	354	839	48	1989	08/06		40
Sanford, NC	—		666	661	—	—	666	661	1,327	89	2000	08/06		40
Sanford, NC	—		1,638	1,371	—	—	1,638	1,371	3,009	184	2003	08/06		40
Siler City, NC	—		586	645	—	—	586	645	1,231	87	1998	08/06		40
West End, NC	—		426	516	—	—	426	516	942	69	1999	08/06		40
Belleview, FL	—		471	1,451	—	—	471	1,451	1,922	195	2006	08/06		40
Jacksonville, FL	—		683	1,362	—	—	683	1,362	2,045	183	1969	08/06		40
Jacksonville, FL	—		807	1,239	—	—	807	1,239	2,046	167	1975	08/06		40
Destin, FL	—		1,366	1,192	—	—	1,366	1,192	2,558	158	2000	09/06		40
Niceville, FL (n)	—		1,434	1,124	—	—	1,434	1,124	2,558	149	2000	09/06		40
Kill Devil Hills, NC	—		679	552	—	—	679	552	1,231	72	1990	10/06		40
Kill Devil Hills, NC	—		490	741	—	—	490	741	1,231	97	1995	10/06		40
Interlachen, FL	—		519	1,500	—	—	519	1,500	2,019	142	2007	10/06		40
Clarksville, TN	—		521	710	—	—	521	710	1,231	89	1999	12/06		40
Clarksville, TN	—		276	955	—	—	276	955	1,231	120	1999	12/06		40
Gallatin, TN	—		474	757	—	—	474	757	1,231	95	1999	12/06		40
Midland City, AL	—		729	2,538	—	—	729	2,538	3,267	320	2006	12/06		40
Naples, FL	—		3,195	1,403	—	—	3,195	1,403	4,598	177	2001	12/06		40
Oxford, MS	—		440	1,097	—	—	440	1,097	1,537	138	1998	12/06		40
Columbiana, AL	—		771	989	—	—	771	989	1,760	123	1982	01/07		40
Naples, FL	—		3,162	1,597	—	—	3,162	1,597	4,759	195	1995	02/07		40
Longs, SC	—		745	758	—	—	745	758	1,503	91	2001	03/07		40
Kentwood, LA	—		985	891	—	—	985	891	1,876	107	2001	03/07		40
Dothan, AL	—		774	1,886	—	—	774	1,886	2,660	226	2007	03/07		40
Naples, FL	—		2,412	1,589	—	—	2,412	1,589	4,001	184	2000	05/07		40
Montgomery, AL	—		666	1,185	—	—	666	1,185	1,851	135	1998	06/07		40
Cary, NC	—		1,314	2,125	—	—	1,314	2,125	3,439	232	2007	08/07		40

KARM Home Store:
Knoxville, TN	—		467	735	—	—	467	735	1,202	238	1999	01/98	(f)	40

Kash n' Karry:
Seffner, FL	—		322	1,222	—	—	322	1,222	1,544	251	1983	03/99		40

Keg Steakhouse:
Lynnwood, WA	—		1,256	649	—	—	1,256	649	1,905	163	1992	12/01		40
Tacoma, WA	—		527	795	—	—	527	795	1,322	200	1981	12/01		40

KFC:
Fenton, MO	—		307	496	—	—	307	496	803	294	1985	07/92		33
Erie, PA	—		517	496	—	—	517	496	1,013	125	1996	12/01		40
Marysville, WA	—		647	546	—	—	647	546	1,193	137	1996	12/01		40
Evansville, IN	—		370	767	—	—	370	767	1,137	108	2004	05/06		40

Kohl's:
Florence, AL	—		818	1,047	—	—	818	1,047	1,865	137	2006	06/04		40

Kum & Go:
Omaha, NE	—		393	214	—	—	393	214	607	70	1979	06/05		20

Kwik Pik:
Bear Creek, PA	—		191	230	—	—	191	230	421	73	1980	08/05		20
Bradford, PA	—		184	762	—	—	184	762	946	243	1983	08/05		20
Coraopolis, PA (n)	—		476	347	—	—	476	347	823	111	1983	08/05		20
St Clair, PA	—		212	475	—	—	212	475	687	151	1984	08/05		20
Bear Creek Township, PA (n)	—		689	275	—	—	689	275	964	86	1980	09/05		20
Beech Creek, PA	—		477	613	—	—	477	613	1,090	91	1988	01/06		40
Canisteo, NY	—		142	485	—	—	142	485	627	72	1983	01/06		40
Curwensville, PA	—		226	608	—	—	226	608	834	91	1983	01/06		40
Ellwood City, PA	—		196	526	—	—	196	526	722	78	1987	01/06		40
Hastings, PA	—		199	455	—	—	199	455	654	68	1989	01/06		40
Jersey Shore, PA	—		515	381	—	—	515	381	896	57	1960	01/06		40
Leeper, PA	—		286	644	—	—	286	644	930	96	1987	01/06		40
Lewisberry, PA	—		412	534	—	—	412	534	946	80	1988	01/06		40
Mercersburg, PA	—		672	746	—	—	672	746	1,418	111	1988	01/06		40
New Florence, PA	—		298	812	—	—	298	812	1,110	121	1989	01/06		40
Newstead, NY	—		255	835	—	—	255	835	1,090	124	1990	01/06		40
Philipsburg, PA	—		428	269	—	—	428	269	697	40	1978	01/06		40
Plainfield, PA	—		244	383	—	—	244	383	627	57	1988	01/06		40
Reynoldsville, PA	—		113	328	—	—	113	328	441	49	1983	01/06		40
Port Royal, PA	—		238	635	—	—	238	635	873	173	1989	07/06		20

LA Fitness:
Sarasota, FL	—		471	1,344	312	—	471	1,656	2,127	286	1983	03/99		40
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572	11,272	545	2009	06/08	(m)	40
Warren, MI	—		2,360	6,674	—	—	2,360	6,674	9,034	466	2009	07/08	(m)	40
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011	14,156	573	2009	08/08	(m)	40
Lawrence, IN	—		1,599	—	5,867	—	1,762	5,870	7,632	202	2010	01/10	(m)	40
Laveen, AZ	—		1,665	—	5,749	—	1,665	5,749	7,414	174	2010	02/10	(m)	40
Kennesaw, GA	—		3,653	—	3,325	—	3,653	3,325	6,978	80	2011	07/10	(m)	40
Arlington, TX	—		1,166	6,214	—	—	1,166	6,214	7,380	170	2007	01/11		35
Hurst, TX	—		1,494	6,187	—	—	1,494	6,187	7,681	81	2008	07/11		35

Lil' Champ:
Gainesville, FL	—		900	—	1,800	—	900	1,800	2,700	216	2006	07/05	(m)	40
Jacksonville, FL	—		2,225	3,265	—	—	2,225	3,265	5,490	293	2006	08/05		40
Ocala, FL	—		846	—	1,564	—	846	1,564	2,410	178	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—		673	744	—	—	673	744	1,417	187	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—		1,218	3,049	—	—	1,218	3,049	4,267	391	1998	11/06		40
Beckley, WV	—		1,396	2,405	—	—	1,396	2,405	3,801	308	2006	11/06		40
Cookeville, TN	—		1,262	2,271	—	—	1,262	2,271	3,533	291	1997	11/06		40
Fort Wayne, IN	—		1,274	2,110	—	—	1,172	2,110	3,282	270	2003	11/06		40
Greenwood, IN	—		1,341	2,105	—	—	1,341	2,105	3,446	270	2000	11/06		40
Hurst, TX	—		1,858	1,916	—	—	1,858	1,916	3,774	245	1999	11/06		40
Jackson, TN	—		1,200	2,246	—	—	1,200	2,246	3,446	288	1994	11/06		40
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202	3,487	282	1998	11/06		40
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178	3,786	279	2005	11/06		40
Opelika, AL	—		1,028	1,753	—	—	1,028	1,753	2,781	225	2005	11/06		40
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947	4,249	249	1998	11/06		40
San Marcos, TX	—		837	1,453	—	—	837	1,453	2,290	186	2000	11/06		40
Sanford, FL	—		1,678	1,730	—	—	1,678	1,730	3,408	222	1999	11/06		40
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047	3,382	262	2002	11/06		40
Warner Robins, GA	—		905	1,534	—	—	905	1,534	2,439	197	2004	11/06		40
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705	4,224	215	1995	12/06		40
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338	2,636	169	2005	12/06		40
Columbus, MS	—		707	—	1,681	—	707	1,681	2,388	16	2011	11/10	(m)	40
Lancaster, TX	—		987	—	—	—	987	(e)	987	(e)	(e)	12/10	(m)	(e)
Martinsburg, WV	—		848	—	—	—	848	(c)	848	(c)	2010	01/11		(c)
Overland Park, KS	—		1,166	—	—	—	1,166	(e)	1,166	(e)	(e)	04/11	(m)	(e)
Troy, OH	—		1,001	—	—	—	1,001	(e)	1,001	(e)	(e)	05/11	(m)	(e)
Nashville, TN	—		844	—	—	—	844	(e)	844	(e)	(e)	06/11	(m)	(e)
Columbus, OH	—		981	—	—	—	981	(e)	981	(e)	(e)	08/11	(m)	(e)
Rogers, AR	—		900	—	—	—	900	(e)	900	(e)	(e)	09/11	(m)	(e)
Brunswick, GA	—		430	—	—	—	430	(e)	430	(e)	(e)	10/11	(m)	(e)

Lowe's:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194	12,409	2,191	2001	06/02		40

M & T Bank:
Carlisle, PA	—		87	103	—	—	87	103	190	15	1988	01/06		40

Magic China Café:
Orlando, FL	40	(o)	40	111	—	—	40	111	151	22	2001	02/04		40

Magic Mountain:
Columbus, OH	—		5,380	2,693	—	—	5,380	2,693	8,073	306	1990	06/07		40
Columbus, OH	—		2,076	1,906	—	—	2,076	1,906	3,982	216	1990	06/07		40

Majestic Liquors:
Coffee City, TX	—		1,330	3,858	—	—	1,330	3,858	5,188	663	1996	02/05		40
Ft. Worth, TX	—		1,652	2,018	—	—	1,652	2,018	3,670	347	2000	02/05		40
Ft. Worth, TX	—		988	2,368	—	—	988	2,368	3,356	407	1997	02/05		40
Ft. Worth, TX	—		611	1,609	—	—	579	1,609	2,188	276	1974	02/05		40
Ft. Worth, TX	—		2,505	2,138	—	—	2,505	2,138	4,643	368	1988	02/05		40
Hudson Oaks, TX	—		361	1,029	—	—	361	1,029	1,390	177	1993	02/05		40
Granbury, TX	—		786	1,234	—	—	786	1,234	2,020	179	2006	05/05	(g)	40
Azle, TX	—		648	859	—	—	648	859	1,507	98	1970	06/07		40
Ft. Worth, TX	—		575	933	—	—	575	933	1,508	106	1982	06/07		40

Manny's Barber Shop:
Mesa, AZ	—		43	113	363	—	43	476	519	69	1997	12/01		40

Mattress Firm:
Baton Rouge, LA	—		609	914	—	—	609	914	1,523	366	1995	12/95		40

MC Sports:
Lapeer, MI	—		408	2,086	—	—	408	2,086	2,494	224	2007	10/05		40

Merchant's Tires:
Hampton, VA	—		180	427	—	—	180	427	607	72	1986	03/05		40
Newport News, VA	—		234	259	—	—	234	259	493	44	1986	03/05		40
Norfolk, VA	—		398	508	—	—	398	508	906	86	1986	03/05		40
Rockville, MD	—		1,030	306	—	—	1,030	306	1,336	52	1974	03/05		40
Washington, DC	—		624	578	—	—	624	578	1,202	98	1983	03/05		40

Mi Pueblo Foods:
Palo Alto, CA	—		2,272	3,405	28	—	2,272	3,433	5,705	1,090	1998	12/98	(f)	40

Michaels:
Fairfax, VA	—		534	773	1,369	—	992	2,141	3,133	577	1995	12/95		40
Altamonte Springs, FL	—		1,947	3,267	—	—	1,947	2,172	4,119	58	1997	09/97		26
Grapevine, TX (n)	—		1,018	2,067	—	—	1,018	2,067	3,085	700	1998	06/98		40
Plymouth Meeting, PA	—		2,911	2,595	—	—	2,911	2,595	5,506	763	1999	10/98	(g)	40

Michael's Family Restaurant:
Sherman, TX	—		233	126	24	—	233	150	383	36	1969	09/06		20

Midwest Goldbuyers:
Geneva, IL	—		473	436	—	—	473	375	848	95	1996	12/01		40

Miller's Ale House:
Pensacola, FL	—		1,363	1,842	—	—	1,363	1,842	3,205	37	2008	04/11		35
Oviedo, FL	—		113	—	—	—	113	(e)	113	(e)	(e)	10/11	(m)	(e)
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Mister Car Wash:
Anoka, MN	—		212	214	—	—	212	214	426	67	1968	04/07		15
Brooklyn Park, MN	—		438	778	—	—	438	778	1,216	147	1985	04/07		25
Cedar Rapids, IA	—		391	816	—	—	391	816	1,207	154	1989	04/07		25
Clive, IA	—		1,141	935	—	—	1,141	935	2,076	220	1983	04/07		20
Cottage Grove, MN	—		274	485	—	—	274	485	759	91	1992	04/07		25
Des Moines, IA	—		213	476	—	—	213	476	689	112	1964	04/07		20
Des Moines, IA	—		249	596	—	—	249	596	845	93	1990	04/07		30
Eden Prairie, MN	—		865	751	—	—	865	751	1,616	177	1984	04/07		20
Edina, MN	—		894	687	—	—	894	687	1,581	162	1985	04/07		20
Houston, TX	—		1,960	1,145	—	—	1,960	1,145	3,105	216	1983	04/07		25
Houston, TX	—		1,347	1,702	—	—	1,347	1,702	3,049	267	1984	04/07		30
Houston, TX	—		796	678	—	—	796	678	1,474	128	1986	04/07		25
Houston, TX	—		624	1,108	—	—	624	1,108	1,732	174	1988	04/07		30
Houston, TX	—		5,126	1,267	—	—	5,126	1,267	6,393	170	1995	04/07		35
Houston, TX	—		2,260	1,806	—	—	2,260	1,806	4,066	340	1975	04/07		25
Houston, TX	—		1,846	1,592	—	—	1,846	1,592	3,438	300	1983	04/07		25
Houston, TX	—		3,193	1,305	—	—	3,193	1,305	4,498	176	1995	04/07		35
Houston, TX	—		288	466	—	—	288	466	754	146	1970	04/07		15
Humble, TX	—		1,204	1,517	—	—	1,204	1,517	2,721	204	1993	04/07		35
Plymouth, MN	—		827	182	—	—	827	182	1,009	85	1955	04/07		10
Roseville, MN	—		861	564	—	—	861	564	1,425	133	1963	04/07		20
Spokane, WA	—		214	580	—	—	214	580	794	91	1990	04/07		30
Spokane, WA	—		1,253	1,146	—	—	1,253	1,146	2,399	154	1997	04/07		35
St. Cloud, MN (n)	—		243	391	—	—	243	391	634	92	1986	04/07		20
Stillwater, MN	—		289	214	—	—	289	214	503	67	1971	04/07		15
Sugarland, TX	—		3,789	1,972	—	—	3,789	1,972	5,761	265	1995	04/07		35
West St Paul, MN	—		836	236	—	—	836	236	1,072	56	1972	04/07		20
Rochester, MN	—		1,055	2,327	—	—	1,055	2,327	3,382	245	2003	10/07		40
Rochester, MN	—		319	451	—	—	319	451	770	47	1994	10/07		40
Birmingham, AL	—		2,378	2,145	—	—	2,378	2,145	4,523	295	1985	11/07		30
Clearwater, FL	—		825	765	—	—	825	765	1,590	126	1969	11/07		25
Mesquite, TX	—		1,596	2,201	—	—	1,596	2,201	3,797	363	1987	11/07		25
Seminole, FL	—		2,166	1,496	—	—	2,166	1,496	3,662	206	1985	11/07		30
Tampa, FL	—		2,993	1,669	—	—	2,993	1,669	4,662	275	1969	11/07		25
Vestavia Hills, AL	—		1,009	956	—	—	1,009	956	1,965	158	1967	11/07		25
El Paso, TX	—		664	824	—	—	664	824	1,488	83	1991	12/07		40
El Paso, TX	—		988	1,046	—	—	988	1,046	2,034	106	1998	12/07		40
El Paso, TX	—		1,399	1,468	—	—	1,399	1,468	2,867	149	1991	12/07		40
El Paso, TX	—		1,424	1,306	—	—	1,424	1,306	2,730	176	1986	12/07		30
El Paso, TX	—		1,807	2,287	—	—	1,807	2,287	4,094	232	1983	12/07		40
Springfield, MO	—		642	1,767	—	—	642	1,767	2,409	27	1979	07/11		30
Springfield, MO	—		1,064	2,109	—	—	1,064	2,109	3,173	32	1990	07/11		30
Springfield, MO	—		1,188	2,817	—	—	1,188	2,817	4,005	37	2000	07/11		35
Missouri City, TX	—		549	1,553	—	—	549	1,553	2,102	6	2004	11/11		35

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	185	1996	12/01		40

My Big Fat Greek Restaurant:
Tucson, AZ	—		996	—	2,742	—	996	2,742	3,738	294	2007	12/06	(m)	40
Farmington, NM	—		2,757	—	730	—	2,757	730	3,487	66	2003	12/07	(m)	40
Olathe, KS	—		525	731	—	—	525	731	1,256	27	2005	09/10		35

Nitlantika:
Hollywood, FL	—		383	88	37	—	234	—	234	—	1960	12/05		15

Office Depot:
Arlington, TX	—		596	1,411	—	—	596	1,411	2,007	632	1994	01/94		40
Richmond, VA	—		889	1,948	—	—	889	1,948	2,837	759	1996	05/96		40
Gastonia, NC	—		1,554	2,367	946	—	1,554	3,313	4,867	418	2004	12/04		40

OfficeMax:
Cincinnati, OH	—		543	1,575	—	—	543	1,575	2,118	688	1994	07/94		40
Evanston, IL	—		1,868	1,758	—	—	1,868	1,758	3,626	728	1995	06/95		40
Altamonte Springs, FL	—		1,690	3,050	—	—	1,690	3,050	4,740	1,211	1995	01/96		40
Sacramento, CA	—		1,144	2,961	—	—	1,144	2,961	4,105	1,111	1996	12/96		40
Salinas, CA	—		1,353	1,829	—	—	1,353	1,829	3,182	680	1995	02/97		40
Redding, CA	—		667	2,182	—	—	667	2,182	2,849	793	1997	06/97		40
Kelso, WA	—		868	—	1,806	—	868	1,806	2,674	630	1998	09/97	(g)	40
Lynchburg, VA	—		562	—	1,851	—	562	1,851	2,413	615	1998	02/98	(m)	40
Leesburg, FL	—		640	—	1,929	—	640	1,929	2,569	629	1998	08/98	(m)	40
Tigard, OR	—		1,540	2,247	—	—	1,540	2,247	3,787	737	1995	11/98		40
Griffin, GA	—		685	—	1,802	—	685	1,802	2,487	572	1999	11/98	(g)	40

Old River Cabinets:
Fairfax, VA	—		105	151	243	—	194	394	588	97	1995	12/95		40

Orchard Supply Hardware:
Fresno, CA	—		2,054	4,536	—	—	2,054	4,536	6,590	49	2011	08/11		35
Pismo Beach, CA	—		2,436	1,997	—	—	2,436	1,997	4,433	3	1989	12/11		25
San Jose, CA	—		6,406	2,457	—	—	6,406	2,457	8,863	4	1982	12/11		25
San Jose, CA	—		4,092	4,279	—	—	4,092	4,279	8,371	7	1982	12/11		25

Orlando Metro Gymnastics:
Orlando, FL	—		428	1,345	—	—	428	1,345	1,773	234	2003	01/05		40

Palais Royale:
Sealy, TX	—		457	504	1,634	—	462	2,134	2,596	312	1982	03/99		40

Pantry I Petroleum:
Avis, PA	—		392	326	—	—	392	326	718	104	1976	08/05		20
Howard, PA	—		136	375	—	—	136	375	511	56	1987	01/06		40

Patient First:
Richmond, VA	—		270	1,545	—	—	270	1,545	1,815	32	1988	05/11		30
York, PA	—		772	2,995	—	—	772	2,995	3,767	34	2011	07/11		40

Patriot Fuels:
Vinita, OK	—		72	368	—	—	72	368	440	43	1972	07/09		20

Pennstar Bank:
Dallas, PA	—		214	345	—	—	214	345	559	110	1995	08/05		20

Pep Boys:
Chicago, IL	—		1,077	3,756	—	—	1,077	3,756	4,833	443	1993	11/07		35
Cicero, IL	—		1,341	3,760	—	—	1,341	3,760	5,101	443	1993	11/07		35
Cornwell Heights, PA	—		2,058	3,102	—	—	2,058	3,102	5,160	512	1972	11/07		25
East Brunswick, NJ	—		2,449	5,026	—	—	2,449	5,026	7,475	691	1987	11/07		30
Guayama, PR	—		1,729	2,732	—	—	1,729	2,131	3,860	135	1998	11/07		33
Jacksonville, FL	—		810	2,331	—	—	810	2,331	3,141	275	1989	11/07		35
Joliet, IL	—		1,506	3,727	—	—	1,506	3,727	5,233	439	1993	11/07		35
Lansing, IL	—		869	3,440	—	—	869	3,440	4,309	405	1993	11/07		35
Las Vegas, NV	—		1,917	2,530	—	—	1,917	2,530	4,447	298	1989	11/07		35
Marietta, GA	—		1,311	3,556	—	—	1,311	3,556	4,867	489	1987	11/07		30
Marlton, NJ	—		1,608	4,142	—	—	1,608	4,142	5,750	569	1983	11/07		30
Philadelphia, PA	—		1,300	3,830	—	—	1,300	3,830	5,130	451	1995	11/07		35
Quakertown, PA	—		1,129	3,252	—	—	1,129	3,252	4,381	383	1995	11/07		35
Reading, PA	—		1,189	3,367	—	—	1,189	2,819	4,008	210	1989	11/07		28
Roswell, GA	—		931	2,732	—	—	931	2,732	3,663	376	2007	11/07		30
Turnersville, NJ	—		990	3,494	—	—	990	3,494	4,484	480	1986	11/07		30
Houston, TX	—		734	3,028	—	—	734	3,028	3,762	172	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—		226	203	—	—	226	203	429	133	1976	06/05		10
Des Moines, IA	—		256	136	—	—	256	136	392	89	1976	06/05		10
Des Moines, IA	—		270	218	—	—	270	218	488	143	1977	06/05		10
Newton, IA	—		354	402	—	—	354	402	756	263	1979	06/05		10
Urbandale, IA	—		377	581	—	—	377	581	958	190	1979	06/05		20

Pet Paradise:
Houston, TX	—		417	2,306	—	—	417	2,306	2,723	219	2008	03/08		40
Bunnell, FL	—		316	881	—	—	316	881	1,197	82	1997	04/08		40
Houston, TX	—		535	—	3,426	—	535	3,426	3,961	232	2009	09/08	(m)	40
Charlotte, NC	—		825	—	3,231	—	825	3,231	4,056	199	2009	11/08	(m)	40
Davie, FL	—		1,138	1,069	—	—	1,138	1,069	2,207	93	2003	12/08		35

Petco:
Grand Forks, ND	—		307	910	—	—	307	910	1,217	319	1996	12/97		40

Petro Express:
Charlotte, NC	—		1,025	1,605	—	—	1,025	1,605	2,630	252	1986	04/07		30
Belmont, NC	—		1,508	1,622	—	—	1,508	1,622	3,130	218	2001	04/07		35
Charlotte, NC	—		1,340	1,790	—	—	1,340	1,790	3,130	241	1998	04/07		35
Charlotte, NC	—		1,291	1,839	—	—	1,291	1,839	3,130	289	1988	04/07		30
Charlotte, NC	—		2,784	3,720	—	—	2,784	3,720	6,504	500	1998	04/07		35
Charlotte, NC	—		2,165	1,965	—	—	2,165	1,965	4,130	264	1997	04/07		35
Charlotte, NC	—		1,037	1,468	—	—	1,037	1,468	2,505	197	1997	04/07		35
Charlotte, NC	—		2,316	2,064	—	—	2,316	2,064	4,380	278	1996	04/07		35
Charlotte, NC	—		429	425	—	—	429	425	854	67	1983	04/07		30
Charlotte, NC	—		629	876	—	—	623	876	1,499	137	1986	04/07		30
Charlotte, NC	—		507	698	—	—	507	698	1,205	164	1967	04/07		20
Charlotte, NC	—		1,030	1,725	—	—	1,030	1,725	2,755	271	1983	04/07		30
Charlotte, NC	—		1,778	1,977	—	—	1,778	1,977	3,755	310	1992	04/07		30
Charlotte, NC	—		1,532	1,973	—	—	1,532	1,973	3,505	265	1998	04/07		35
Charlotte, NC	—		1,458	2,047	—	—	1,458	2,047	3,505	321	1987	04/07		30
Charlotte, NC	—		1,293	1,837	—	—	1,293	1,837	3,130	288	1987	04/07		30
Charlotte, NC	—		1,323	870	—	—	1,323	870	2,193	137	1982	04/07		30
Charlotte, NC	—		1,697	2,419	—	—	1,697	2,419	4,116	285	2005	04/07		40
Charlotte, NC	—		1,258	1,560	—	—	1,258	1,560	2,818	184	2004	04/07		40
Charlotte, NC	—		1,810	2,570	—	—	1,810	2,570	4,380	303	2004	04/07		40
Concord, NC	—		1,828	1,677	—	—	1,828	1,677	3,505	226	2002	04/07		35
Concord, NC	—		2,144	1,986	—	—	2,144	1,986	4,130	267	2000	04/07		35
Conover, NC	—		917	1,275	—	—	917	1,275	2,192	172	1999	04/07		35
Cornelius, NC	—		1,653	2,664	—	—	1,653	2,664	4,317	358	2000	04/07		35
Denver, NC	—		2,317	1,750	—	—	2,317	1,750	4,067	235	1999	04/07		35
Fort Mill, SC	—		1,883	1,559	—	—	1,883	1,559	3,442	245	1988	04/07		30
Fort Mill, SC	—		3,825	2,554	—	—	3,825	2,554	6,379	344	1998	04/07		35
Gastonia, NC	—		335	545	—	—	335	545	880	64	2000	04/07		40
Gastonia, NC	—		965	1,228	—	—	965	1,228	2,193	165	2001	04/07		35
Gastonia, NC	—		1,070	1,185	—	—	1,070	1,185	2,255	159	1990	04/07		35
Gastonia, NC	—		745	760	—	—	745	760	1,505	90	2003	04/07		40
Hickory, NC	—		1,975	1,530	—	—	1,975	1,530	3,505	206	2002	04/07		35
Kings Mountain, NC	—		1,210	982	—	—	1,210	982	2,192	132	1988	04/07		35
Lake Wylie, SC	—		1,972	1,283	—	—	1,972	1,283	3,255	173	2003	04/07		35
Lake Wylie, SC	—		1,381	2,061	—	—	1,381	2,061	3,442	277	1998	04/07		35
Lincolnton, NC	—		2,359	1,771	—	—	2,359	1,771	4,130	238	2000	04/07		35
Lincolnton, NC	—		723	532	—	—	723	532	1,255	84	1989	04/07		30
Matthews, NC	—		1,197	1,746	—	—	1,197	1,746	2,943	274	1987	04/07		30
Mineral Springs, NC	—		678	577	—	—	678	577	1,255	68	2002	04/07		40
Monroe, NC	—		857	1,023	—	—	857	1,023	1,880	120	2004	04/07		40
Monroe, NC	—		709	796	—	—	709	796	1,505	107	1999	04/07		35
Monroe, NC	—		421	834	—	—	421	834	1,255	112	1997	04/07		35
Rock Hill, SC	—		2,119	1,886	—	—	2,119	1,886	4,005	254	1998	04/07		35
Rock Hill, SC	—		3,095	1,910	—	—	3,095	1,910	5,005	257	1999	04/07		35
Rock Hill, SC	—		778	727	—	—	778	727	1,505	114	1990	04/07		30
Statesville, NC	—		1,886	2,182	—	—	1,864	2,182	4,046	293	1999	04/07		35
Thomasville, NC	—		994	1,761	—	—	994	1,761	2,755	237	2000	04/07		35
Waxhaw, NC	—		508	747	—	—	508	747	1,255	88	2002	04/07		40
York, SC	—		2,306	1,449	—	—	2,306	1,449	3,755	195	1999	04/07		35
Charlotte, NC	—		1,849	2,280	—	—	1,849	2,280	4,129	264	2005	05/07		40
Charlotte, NC	—		1,834	1,214	—	—	1,834	1,214	3,048	140	1997	05/07		40
Rock Hill, SC	—		3,108	2,146	—	—	3,108	2,146	5,254	248	1999	05/07		40

PetSmart:
Chicago, IL	—		2,724	3,566	—	—	2,724	3,566	6,290	1,185	1998	09/98		40

Pier I Imports:
Anchorage, AK	—		928	1,663	—	—	928	1,663	2,591	658	1995	02/96		40
Memphis, TN	—		713	822	—	—	713	822	1,535	299	1997	09/96	(f)	40
Sanford, FL	—		738	803	—	—	738	803	1,541	277	1998	06/97	(f)	40
Valdosta, GA	—		391	806	—	—	391	806	1,197	244	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—		547	44	—	—	547	44	591	11	1976	12/01		40

Popeye's:
Snellville, GA	—		642	437	—	—	642	437	1,079	110	1995	12/01		40

Pro Tip Nails & Spa:
Orlando, FL	40	(o)	40	111	—	—	40	111	151	—	2001	02/04		40

Pull-A-Part:
Augusta, GA	—		1,414	—	1,451	—	1,414	1,451	2,865	165	2007	08/06	(m)	40
Birmingham, AL	—		1,165	2,090	—	—	1,165	2,090	3,255	281	1964	08/06		40
Charlotte, NC	—		2,913	1,724	—	—	2,913	1,724	4,637	232	2006	08/06		40
Conley, GA	—		1,686	1,387	—	—	1,686	1,387	3,073	186	1999	08/06		40
Harvey, LA	—		1,887	—	4,326	—	1,887	4,326	6,213	374	2008	08/06	(m)	40
Knoxville, TN	—		961	—	2,384	—	961	2,384	3,345	266	2007	08/06	(m)	40
Louisville, KY	—		3,206	1,532	—	—	3,206	1,532	4,738	206	2006	08/06		40
Nashville, TN	—		2,164	1,414	—	—	2,164	1,414	3,578	190	2006	08/06		40
Norcross, GA	—		1,831	1,040	—	—	1,831	1,040	2,871	140	1998	08/06		40
Cleveland, OH	—		4,556	—	2,096	—	4,556	2,096	6,652	216	2007	08/06	(m)	40
Lafayette, LA	—		1,036	—	2,226	—	1,036	2,226	3,262	225	2007	08/06	(m)	40
Montgomery, AL	—		934	—	2,013	—	934	2,013	2,947	208	2007	11/06	(m)	40
Jackson, MS	—		1,315	—	2,471	—	1,315	2,471	3,786	224	2008	12/06	(m)	40
Baton Rouge, LA	—		893	—	3,256	—	893	3,256	4,149	227	2009	01/07	(m)	40
Memphis, TN	—		1,779	—	2,964	—	1,779	2,964	4,743	269	2008	05/07	(m)	40
Mobile, AL	—		550	—	2,772	—	550	2,772	3,322	205	2009	06/07	(m)	40
Winston-Salem, NC	—		846	—	2,449	—	836	2,449	3,285	186	2009	08/07	(m)	40
Lithonia, GA	—		2,410	—	2,345	—	2,410	2,345	4,755	173	2009	08/07	(m)	40
Columbia, SC	—		935	—	2,178	—	935	2,178	3,113	161	2009	09/07	(m)	40
Akron, OH	—		1,065	—	1,869	—	1,065	1,869	2,934	99	2009	10/08	(m)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
QuikTrip:
Alpharetta, GA	—	1,048	607	—	—	1,048	607	1,655	99	1996	06/05		40
Clive, IA	—	623	557	—	—	623	557	1,180	121	1994	06/05		30
Des Moines, IA	—	379	455	—	—	379	455	834	99	1990	06/05		30
Des Moines, IA	—	259	792	—	—	259	792	1,051	173	1996	06/05		30
Gainesville, GA	—	592	913	—	—	592	913	1,505	199	1989	06/05		30
Herculaneum, MO	—	856	1,613	—	—	856	1,613	2,469	352	1991	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	84	1991	06/05		30
Lee's Summit, MO	—	374	1,224	—	—	374	1,224	1,598	200	1999	06/05		40
Norcross, GA	—	966	202	—	—	966	202	1,168	44	1993	06/05		30
Norcross, GA	—	844	297	—	—	839	297	1,136	65	1994	06/05		30
Norcross, GA	—	948	294	—	—	948	294	1,242	64	1989	06/05		30
Olathe, KS	—	793	1,392	—	—	793	1,392	2,185	228	1999	06/05		40
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	142	1990	06/05		30
Urbandale, IA	—	340	764	—	—	340	764	1,104	125	1993	06/05		40
Wichita, KS	—	127	543	—	—	127	543	670	118	1990	06/05		30
Wichita, KS	—	118	454	—	—	113	454	567	99	1989	06/05		30
Woodstock , GA	—	488	1,042	—	—	488	1,042	1,530	170	1997	06/05		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	—	—	184	629	813	206	1976	06/05		20
Decorah, IA	—	72	272	—	—	72	272	344	178	1974	06/05		10

Raising Cane's:
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	26	2009	04/11		35
Hurst, TX	—	763	—	—	—	763	(e)	763	(e)	(e)	05/11	(m)	(e)
Ft. Worth, TX	—	792	—	—	—	792	(e)	792	(e)	(e)	06/11	(m)	(e)
Plano, TX	—	1,316	—	—	—	1,316	(e)	1,316	(e)	(e)	06/11	(m)	(e)
Pearland, TX	—	774	—	—	—	774	(e)	774	(e)	(e)	07/11	(m)	(e)
Addison, TX	—	869	—	—	—	869	(e)	869	(e)	(e)	10/11	(m)	(e)
Houston, TX	—	737	—	—	—	737	(e)	737	(e)	(e)	10/11	(m)	(e)
Euless, TX	—	1,222	—	—	—	1,222	(e)	1,222	(e)	(e)	12/11	(m)	(e)

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	161	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	94	2007	05/10		35

REB Oil:
Deerfield Beach, FL	—	770	274	—	—	770	274	1,044	41	1980	12/05		40
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	241	1990	12/05		40

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	—	—	2,937	3,032	5,969	434	1994	09/07		30

Reliable Life Insurance:
St. Louis, MO	—	2,078	13,762	—	—	2,076	13,762	15,838	2,568	1975	05/04		40

Retail Operations:
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	645	1988	03/08		30
Bakersfield, CA	—	2,798	5,260	22	—	2,065	—	2,065	264	1997	03/08		35
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	649	1998	03/08		35
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	312	2002	03/08		40
Bakersfield, CA	—	3,303	3,845	—	—	1,978	—	1,978	268	1975	03/08		25
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	402	1994	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	231	1988	03/08		30
Bakersfield, CA	—	2,099	2,011	15	—	1,774	—	1,774	93	1990	03/08		35
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	350	1988	03/08		30
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	504	1994	03/08		35
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	424	2001	03/08		40

Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	396	1996	01/96		40
Conyers, GA	—	575	999	—	—	575	999	1,574	363	1997	06/97		40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	599	1997	12/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	398	1999	03/98	(g)	40
Mobile, AL	—	1,137	1,694	—	—	1,137	1,694	2,831	425	2000	12/01		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	501	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	444	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	610	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	505	1999	02/02		40
Albany, NY	—	25	867	—	—	25	867	892	158	1994	09/04		40
Saratoga Springs, NY	—	762	591	30	—	762	621	1,383	109	1993	09/04		40
Monticello, NY	535	664	769	—	—	664	769	1,433	131	1996	03/05		40

Rite Rug:
Columbus, OH	—	1,596	934	13	—	1,605	939	2,544	167	1970	11/04		40

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	208	1997	06/06		40
Belvidere, IL	—	1,098	1,256	—	—	1,098	1,256	2,354	174	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	126	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	263	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	240	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	182	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	230	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	342	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	154	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	192	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	230	1998	06/06		40
Rockford, IL	—	623	1,331	—	—	623	1,331	1,954	184	2000	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,094	1,662	2,756	230	1996	06/06		40
Springfield, IL	—	1,795	1,863	—	—	1,795	1,863	3,658	258	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	245	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	183	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	320	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	351	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	374	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	281	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	118	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	128	1974	03/07		40
Okawville, IL	—	1,530	1,147	—	—	1,530	1,147	2,677	125	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	208	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	109	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	137	2008	09/07	(f)	40
Alexandria, KY	—	624	1,306	—	—	624	1,306	1,930	138	1993	04/08		35
Covington, KY	—	486	1,420	—	—	486	1,420	1,906	150	1996	04/08		35
Dry Ridge, KY	—	892	1,946	—	—	892	1,946	2,838	240	1973	04/08		30
Florence, KY	—	741	1,272	—	—	741	1,272	2,013	135	1994	04/08		35
Florence, KY	—	884	1,557	—	—	884	1,557	2,441	165	1995	04/08		35
Florence, KY	—	615	1,242	—	—	615	1,242	1,857	132	1990	04/08		35
Hebron, KY	—	1,522	2,984	—	—	1,522	2,984	4,506	316	1996	04/08		35
Wilder, KY	—	954	1,902	—	—	954	1,902	2,856	202	1994	04/08		35

Robbins Diamonds:
Newark, DE	—	636	1,273	—	—	629	1,273	1,902	542	1994	12/94		40

Roger & Marv's:
Kenosha, WI	—	1,918	3,431	—	—	1,918	3,431	5,349	1,271	1992	02/97		40

Roni Deutch Tax Services:
Hollywood, FL	—	203	46	19	—	124	—	124	—	1960	12/05		15

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	601	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	290	1984	03/99		40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	645	771	69	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	167	200	18	2007	10/05		40

Saltgrass Steakhouse:
Beaumont, TX	—	558	—	1,317	—	383	1,317	1,700	49	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	—	—	1,280	(e)	1,280	(e)	(e)	08/11	(m)	(e)

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	79	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	717	311	1,028	78	1995	12/01		40

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	1,311	3,376	329	1998	12/01		40

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	63	1997	12/01		40

Shoes on a Shoestring:
Albuquerque, NM	—	1,442	2,335	—	—	1,442	2,335	3,777	849	1997	06/97		40

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	104	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	88	1981	05/06		40
Jasper, AL	—	551	747	—	—	551	747	1,298	105	1998	05/06		40
Birmingham, AL	—	490	769	—	—	490	769	1,259	108	1992	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	94	1989	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	105	1989	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	99	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	92	1990	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	122	1998	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	163	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	76	1992	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	103	1991	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	65	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	79	1991	05/06		40

SOAKS Express Wash:
Ankeny, IA	—	662	—	—	—	662	(i)	662	(i)	(i)	06/05		(i)

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	561	1996	05/07		40

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	448	1967	11/93		40

Speedy Stop:
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	11	2006	11/11		35
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	7	1985	11/11		25
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	13	2004	11/11		35
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	12	1996	11/11		30
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	6	1996	11/11		30
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	7	2002	11/11		35
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	15	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	15	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	9	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	6	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	14	2000	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	11	2006	11/11		35
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	6	1996	11/11		30
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	11	1999	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	10	1999	11/11		30
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	9	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	9	1976	11/11		25
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	10	2000	11/11		30
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	13	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	7	1990	11/11		25
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	7	2002	11/11		35
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	6	2001	11/11		30
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	24	1995	11/11		30
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	10	1999	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	13	1998	11/11		30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	6	1998	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	8	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	8	2002	11/11		35
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	20	1999	11/11		30
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	5	2002	11/11		35
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	15	2008	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	5	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	5	1999	11/11		30
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	5	1999	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	10	1984	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	10	1986	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	9	1993	11/11		30
Winnie, TX		115	4,566	—	—	115	4,566	4,681	16	2002	11/11		35
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	4	1999	12/11		30
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	3	2000	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	6	1996	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	5	2004	12/11		35
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	4	1999	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	3	1999	12/11		30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	4	2001	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	2	1998	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	2	1999	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	2	1998	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	4	1999	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	3	1999	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	4	1999	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	4	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	3	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	2	1999	12/11		30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	4	1999	12/11		30
San Antonio, TX	—	909	1,359	—	—	909	1,359	2,268	2	1999	12/11		30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	4	1999	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	3	2001	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	4	1999	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	3	1999	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	3	2002	12/11		35
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	4	1998	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	4	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	985	3,253	4,238	5	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	3	2002	12/11		35
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	2	2001	12/11		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	306	1999	12/98	(g)	40

Spooky Town and Christmas Village:
Hartsdale, NY	—	4,509	2,454	—	—	4,509	2,454	6,963	469	1996	09/97		40

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	590	1994	06/96		40
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	337	1988	09/97		40
Memphis, TN (n)	—	820	—	2,598	—	820	2,598	3,418	851	1998	12/97	(g)	40
Little Rock, AR	—	3,113	2,660	—	—	3,113	2,660	5,773	884	1997	09/98		40
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	1,340	1994	01/03		40

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	864	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	172	1986	12/01		40
Kennedale, TX	—	400	692	—	—	391	692	1,083	174	1985	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	112	2001	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	194	1995	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	170	1990	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	173	2004	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	218	2005	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	167	2000	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	198	2003	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	106	1999	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	214	2000	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	272	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	153	1990	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	276	2000	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	214	2005	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	325	1995	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	231	1984	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	157	1986	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	214	1982	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	170	1995	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	194	2003	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	245	1999	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	673	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	175	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	105	1996	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	91	1987	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	144	1991	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	174	1999	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	203	1988	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	268	2000	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	101	1984	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	212	1993	12/05		40
Laredo, TX	—	459	460	—	—	459	460	919	69	1983	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	81	1993	12/05		40
Lawton, OK	—	697	964	—	—	697	964	1,661	146	1984	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	220	2005	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	135	1999	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	156	2003	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	183	2003	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	166	1999	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	435	2002	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	178	1988	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	122	2000	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	284	2003	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	196	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	138	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	274	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	326	2005	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	240	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	281	1994	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	233	2004	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	177	1996	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	210	1988	12/05		40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	114	1984	12/05		40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	125	1983	12/05		40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	204	2000	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	179	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	228	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	203	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	181	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	223	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	216	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	114	1982	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	100	1973	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	132	1981	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	161	1983	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	101	1981	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	161	1981	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	156	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	78	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	167	1996	11/07		40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	307	1996	11/07		40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	330	2006	11/07		40
San Angelo, TX	—	194	471	—	—	194	471	665	49	1998	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	124	2000	12/07		40
Harlingen, TX	—	277	808	—	—	277	808	1,085	107	1983	01/08		30
Harlingen, TX	—	329	935	—	—	329	935	1,264	123	1980	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	108	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	234	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	113	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	130	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	162	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	196	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	144	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	175	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	288	1986	05/08		30
Houston, TX	—	696	1,458	—	—	696	1,458	2,154	111	2008	12/08		40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	123	2007	12/08		40

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	52	1997	12/01		40
Albany, NY	—	3	67	—	—	3	67	70	12	1992	09/04		40
Cohoes, NY	—	21	116	8	—	21	123	144	21	1994	09/04		40

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	71	1993	07/09		25
Neosho, MO	—	352	775	—	—	352	754	1,106	23	1992	07/09		18

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	141	1990	01/06		30

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	283	1971	02/97		40
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,069	1985	02/97		40

Susser:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,001	1983	03/99		40

Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132	178	33	1997	12/01		40

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	190	2001	12/01		40
Ormond Beach, FL	—	632	526	—	—	632	526	1,158	132	2001	12/01		40
Phoenix, AZ	—	594	283	—	—	594	283	877	71	1995	12/01		40
Bedford, IN	—	797	937	—	—	797	937	1,734	132	1989	05/06		40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	171	2005	05/06		40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	289	1990	05/06		40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	255	2005	05/06		40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	183	2000	05/06		40
Evansville, IN	—	221	828	—	—	221	828	1,049	116	2003	05/06		40
Fishers, IN	—	990	486	—	—	990	486	1,476	68	1998	05/06		40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	152	1998	05/06		40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	99	2004	05/06		40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	232	2004	05/06		40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	168	1999	05/06		40
Ownesboro, KY	—	639	1,326	—	—	639	1,326	1,965	186	2005	05/06		40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	247	1998	05/06		40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	201	2003	05/06		40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	233	2003	05/06		40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	316	2003	05/06		40
Vincennes, IN	—	502	880	—	—	502	880	1,382	124	2004	05/06		40
Anderson, SC	—	176	436	—	—	176	436	612	15	2000	12/10		30
Anderson, SC	—	273	820	—	—	273	820	1,093	34	1989	12/10		25
Asheville, NC	—	252	483	—	—	252	483	735	20	1993	12/10		25
Asheville, NC	—	408	732	—	—	408	732	1,140	30	1992	12/10		25
Black Mountain, NC	—	149	313	—	—	149	313	462	13	1992	12/10		25
Blue Ridge, GA	—	276	553	—	—	276	553	829	23	1992	12/10		25
Cedartown, GA	—	353	890	—	—	353	890	1,243	37	1990	12/10		25
Duncan, SC	—	280	483	—	—	280	483	763	17	1999	12/10		30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	34	1991	12/10		25
Fort Payne, AL	—	362	533	—	—	362	533	895	22	1989	12/10		25
Franklin, NC	—	472	687	—	—	472	687	1,159	29	1992	12/10		25
Gaffney, SC	—	388	940	—	—	388	940	1,328	33	1998	12/10		30
Greenville, SC	—	414	810	—	—	414	810	1,224	28	1995	12/10		30
Greenville, SC	—	169	330	—	—	169	330	499	14	1990	12/10		25
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	48	1988	12/10		25
Inman, SC	—	223	502	—	—	223	502	725	17	1999	12/10		30
Lavonia, GA	—	122	359	—	—	122	359	481	12	1999	12/10		30
Madison, AL	—	498	886	—	—	498	886	1,384	37	1985	12/10		25
Oneonta, AL	—	362	881	—	—	362	881	1,243	37	1992	12/10		25
Piedmont, SC	—	249	702	—	—	249	702	951	24	2000	12/10		30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	23	1998	12/10		30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	37	1998	12/10		30
Seneca, SC	—	304	807	—	—	304	807	1,111	34	1993	12/10		25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	43	1991	12/10		25
Spartanburg, SC	—	239	496	—	—	239	496	735	17	1992	12/10		30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	33	1993	12/10		30
Sylva, NC	—	580	786	—	—	580	786	1,366	27	1994	12/10		30
Toccoa, GA	—	201	600	—	—	201	600	801	21	1993	12/10		30
Waynesville, NC	—	395	585	—	—	395	585	980	20	1998	12/10		30

Taverna Greek Grill:
Fort Collins, CO	—	390	895	—	—	390	895	1,285	26	1995	02/11		30

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	231	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	256	1998	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	27	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,210	1,532	2,742	385	1995	12/01		40

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	134	1998	12/01		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	211	1977	09/06		20

Thomasville:
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	449	2004	07/04		40

TitleMax:
Mobile, AL	—	491	498	—	—	491	498	989	125	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	202	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	73	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	38	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	48	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	45	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	36	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	47	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	36	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	24	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	33	2007	08/08		40
Hueytown, AL	—	135	93	—	—	135	93	228	31	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	39	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	37	1986	08/08		30
Lewisburg, TN	—	70	298	—	—	70	298	368	29	1998	08/08		35
Macon, GA	—	103	290	—	—	103	290	393	49	1967	08/08		20
Marietta, GA	—	285	278	—	—	285	278	563	47	1967	08/08		20
Memphis, TN	—	226	444	—	—	226	444	670	50	1986	08/08		30
Memphis, TN	—	111	237	—	—	111	237	348	27	1981	08/08		30
Montgomery, AL	—	96	233	—	—	96	233	329	31	1970	08/08		25
Nashville, TN	—	256	301	—	—	256	301	557	34	1982	08/08		30
Nashville, TN	—	268	276	—	—	268	276	544	37	1978	08/08		25
Norcross, GA	—	599	350	—	—	599	350	949	47	1975	08/08		25
Pulaski, TN	—	109	361	—	—	109	361	470	41	1986	08/08		30
Riverdale, GA	—	877	400	—	—	877	400	1,277	54	1978	08/08		25
Snellville, GA	—	565	396	—	—	565	396	961	54	1977	08/08		25
Springfield, MO	—	220	400	—	—	220	400	620	54	1979	08/08		25
Springfield, MO	—	125	230	—	—	125	230	355	31	1979	08/08		25
St. Louis, MO	—	134	398	—	—	134	398	532	38	1993	08/08		35
St. Louis, MO	—	244	288	—	—	244	288	532	39	1971	08/08		25
Sylacauga, AL	—	94	191	—	—	94	191	285	21	1986	08/08		30
Taylors, SC	—	299	372	—	—	299	372	671	36	1999	08/08		35
Bay Minette, AL	—	51	113	—	—	51	113	164	4	1980	01/11		25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	6	1976	01/11		20
Petersburg, VA	—	139	366	—	—	139	366	505	16	1979	02/11		20
Savannah, GA	—	231	361	—	—	231	361	592	14	1972	03/11		20
Ft. Worth, TX	—	131	312	—	—	131	312	443	10	1985	03/11		25
Hoover, AL	—	378	546	—	—	378	546	924	17	1970	03/11		25
Eufaula, AL	—	61	360	—	—	61	360	421	5	1980	08/11		25
Kansas City, MO	—	69	129	—	—	69	129	198	2	1920	08/11		20
Arnold, MO	—	321	120	—	—	321	120	441	1	1960	10/11		20
Bristol, VA	—	199	517	—	—	199	517	716	4	2001	10/11		30
Fairview Heights, IL	—	93	185	—	—	93	185	278	2	1979	10/11		25
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Florissant, MO	—		143	153	—	—	143	153	296	1	1974	10/11		25
Greenville, SC	—		602	612	—	—	602	612	1,214	5	2008	10/11		25
Jonesboro, GA	—		301	683	—	—	301	683	984	4	2007	10/11		35
Olive Branch, MS	—		121	312	—	—	121	312	433	3	1978	10/11		25
Sugar Creek, MO	—		202	181	—	—	202	181	383	2	1978	10/11		25

Tony's Tires:
Montgomery, AL	—		593	1,187	43	—	593	1,229	1,822	181	1998	08/06		40

Top's:
Lacey, WA	—		2,777	7,082	—	—	2,777	7,082	9,859	2,634	1992	02/97		40

Toys R Us:
Gastonia, NC	—		1,824	—	—	—	1,824	(e)	1,824	(e)	(e)	10/11	(m)	(e)

Tractor Supply Co.:
Aransas Pass, TX	—		101	1,399	200	—	100	1,599	1,699	468	1983	03/99		40

Tully's:
Cheektowaga, NY	—		689	386	—	—	689	386	1,075	97	1994	12/01		40

Ultra Car Wash:
Mobile, AL	—		1,071	1,086	—	—	1,071	1,086	2,157	119	2005	08/07		40
Lilburn, GA	—		1,396	1,119	—	—	1,396	1,119	2,515	101	2004	05/08		40

Uni-Mart:
Chambersburg, PA	—		76	197	—	—	76	197	273	63	1990	08/05		20
East Brady, PA	—		269	583	—	—	269	583	852	186	1987	08/05		20
Pleasant Gap, PA	—		332	593	—	—	332	593	925	189	1996	08/05		20
Port Vue, PA	—		824	118	—	—	824	118	942	37	1953	08/05		20
Punxsutawney, PA	—		253	542	—	—	253	542	795	173	1983	08/05		20
Shamokin, PA	—		324	506	—	—	324	506	830	161	1956	08/05		20
Shippensburg, PA	—		204	330	—	—	204	330	534	105	1989	08/05		20
Taylor, PA	—		181	527	—	—	181	527	708	168	1973	08/05		20
Wilkes-Barre, PA	—		876	1,957	—	—	876	1,957	2,833	624	1998	08/05		20
Wilkes-Barre, PA	—		171	422	—	—	171	422	593	135	1999	08/05		20
Wilkes-Barre, PA	—		178	471	—	—	178	471	649	150	1989	08/05		20
Williamsport, PA	—		909	122	—	—	909	122	1,031	39	1950	08/05		20
Ashland, PA	—		355	545	—	—	355	545	900	171	1977	09/05		20
Mountaintop, PA	—		423	616	—	—	423	616	1,039	194	1987	09/05		20
Effort, PA	—		1,297	1,202	—	—	1,297	1,202	2,499	179	2000	01/06		40
Export, PA	—		222	215	—	—	222	215	437	32	1988	01/06		40
Hughesville, PA	—		290	566	—	—	290	566	856	84	1977	01/06		40
McSherrystown, PA	—		135	365	—	—	135	365	500	54	1988	01/06		40
Milesburg, PA	—		134	373	—	—	134	373	507	56	1987	01/06		40
Nanticoke, PA	—		175	482	—	—	175	482	657	72	1988	01/06		40
Nuangola, PA	—		1,062	1,203	—	—	1,062	1,203	2,265	179	2000	01/06		40
Plains, PA	—		204	401	—	—	204	401	605	60	1994	01/06		40
Punxsutawney, PA	—		294	650	—	—	294	650	944	97	1983	01/06		40
Williamsport, PA	—		295	379	—	—	295	379	674	56	1988	01/06		40
Burnham, PA	—		265	510	—	—	340	435	775	119	1978	07/06		20

United Rentals:
Carrollton, TX	—		478	535	—	—	478	535	1,013	94	1981	12/04		40
Cedar Park, TX	—		535	829	—	—	535	829	1,364	146	1990	12/04		40
Clearwater, FL	—		1,173	1,811	—	—	1,173	1,811	2,984	319	2001	12/04		40
Fort Collins, CO	—		2,057	978	—	—	2,057	978	3,035	172	1975	12/04		40
Irving, TX	—		708	911	—	—	708	911	1,619	160	1984	12/04		40
La Porte, TX	—		1,115	2,125	—	—	1,115	2,125	3,240	374	2000	12/04		40
Littleton, CO	—		1,743	1,944	—	—	1,743	1,944	3,687	342	2002	12/04		40
Oklahoma City, OK	—		744	1,265	—	—	744	1,265	2,009	223	1997	12/04		40
Perrysburg, OH	—		642	1,119	—	—	642	1,119	1,761	197	1979	12/04		40
Plano, TX	—		1,030	1,148	—	—	1,030	1,148	2,178	202	1996	12/04		40
Temple, TX	—		1,160	1,360	—	—	1,160	1,360	2,520	239	1998	12/04		40
Ft. Worth, TX	—		1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Ft. Worth, TX	—		510	1,128	—	—	510	1,128	1,638	196	1997	01/05		40
Melbourne, FL	—		747	607	—	—	747	607	1,354	101	1970	05/05		40

Vacant Property:
Newark, DE	—		2,394	4,789	—	—	2,366	4,789	7,155	2,038	1994	12/94		40
Ft. Lauderdale, FL	4,345	(p)	3,165	3,319	—	—	3,165	3,319	6,484	964	1995	02/96		33
Arlington, TX	—		435	2,300	334	—	435	2,634	3,069	915	1996	06/96		38
Homestead, PA	—		1,139	—	2,158	—	1,139	2,158	3,297	443	1994	02/97		31
Conyers, GA	—		320	556	—	—	320	556	876	202	1997	06/97		40
Sarasota, FL	—		1,168	1,904	219	—	1,168	2,122	3,290	432	1996	09/97		40
Aransas Pass, TX	—		90	1,241	—	—	89	1,241	1,330	397	1983	03/99		40
Corpus Christi, TX	—		224	2,159	—	—	224	2,159	2,383	690	1983	03/99		40
Sealy, TX	—		820	905	—	—	820	905	1,725	289	1982	03/99		40
Winfield, AL	—		420	1,685	—	—	420	1,685	2,105	539	1983	03/99		40
Augusta, GA	—		177	674	—	—	177	674	851	169	1998	12/01		40
Chandler, AZ	—		655	791	—	—	655	791	1,446	202	1997	12/01		40
Columbus, OH	—		1,032	1,107	—	—	1,032	1,107	2,139	278	1998	12/01		40
Eden Prairie, MN	—		76	211	94	—	76	305	381	73	1997	12/01		40
Gainesville, GA	—		295	612	—	—	295	612	907	154	1997	12/01		40
Gresham, OR	—		817	108	—	—	817	108	925	27	1993	12/01		40
Indianapolis, IN	—		640	1,107	—	—	640	1,107	1,747	267	1996	12/01		40
Kingsville, TX	—		499	458	30	—	499	487	986	119	1995	12/01		40
Mesa, AZ	—		153	400	—	—	153	400	553	101	1997	12/01		40
Southfield, MI	—		405	644	—	—	405	644	1,049	185	1976	12/01		40
Swansea, IL	—		92	265	—	—	92	265	357	67	1997	12/01		40
Florissant, MO	—		2,490	2,937	—	—	2,490	2,937	5,427	640	1996	04/03		40
Cohoes, NY	—		46	246	16	—	46	262	308	46	1994	09/04		40
Cohoes, NY	—		27	145	9	—	27	154	181	27	1994	09/04		40
Hudson Falls, NY	—		57	780	39	—	57	819	876	147	1990	09/04		40
Ticonderoga, NY	—		89	689	60	—	89	749	838	126	1993	09/04		40
Dallas, TX	—		2,407	2,299	—	—	2,407	2,299	4,706	370	1971	06/05		40
Yeagertown, PA	—		142	180	—	—	142	180	322	57	1977	08/05		20
Fairview Heights, IL	—		1,258	2,623	—	—	1,258	2,623	3,881	407	1980	10/05		40
Lapeer, MI	—		63	457	—	—	63	457	520	50	2007	10/05		40
Lapeer, MI	—		29	211	—	—	29	211	240	23	2007	10/05		40
Middleburg Heights, OH	—		497	260	—	—	497	260	757	69	1976	09/06		20
Lithonia, GA	—		923	1,276	—	—	923	1,276	2,199	145	2002	06/07		40
Lubbock, TX	—		2,606	2,898	—	—	2,606	2,898	5,504	323	1983	07/07		40
Lubbock, TX	—		1,293	1,211	—	—	1,293	1,211	2,504	135	1983	07/07		40
Bakersfield, CA	—		1,643	1,959	—	—	530	—	530	137	1975	03/08		25
Bellingham, WA	—		1,237	1,260	—	—	1,237	408	1,645	61	1994	06/08		30
Chouteau, OK	—		113	301	—	—	113	297	410	12	1988	07/09		14
Lubbock, TX	—		943	957	—	—	943	957	1,900	54	1964	11/10		20

Value City Furniture:
White Marsh, MD	—		3,762	—	3,006	—	3,762	3,006	6,768	1,037	1998	10/97	(g)	40

Vitamin Shoppe, The:
Cincinnati, OH	—		297	443	368	—	297	810	1,107	157	1999	06/98	(f)	40

Walgreens:
Sunrise, FL	—		1,958	1,401	—	—	1,958	1,401	3,359	302	1994	05/03		40
Tulsa, OK	—		1,193	3,056	—	—	1,193	3,056	4,249	500	2003	06/05		40
Boise, ID	—		792	1,875	—	—	792	1,875	2,667	112	2000	03/10		30
Nampa, ID	—		1,062	2,253	—	—	1,062	2,253	3,315	135	2000	03/10		30
Pueblo, CO	—		899	3,313	—	—	899	3,313	4,212	5	2000	12/11		30

Wehrenberg Theater:
Cedar Rapids, IA	—		1,567	8,433	—	—	1,567	8,433	10,000	97	2011	07/11		40

Wendy's:
Sacramento, CA	—		586	—	—	—	586	(i)	586	(i)	(i)	02/98		(i)
New Kensington, PA	—		501	333	—	—	501	333	834	84	1980	12/01		40
Orland Park, IL	—		562	556	—	—	562	377	939	97	1995	12/01		40

Whataburger:
Albuquerque, NM	—		624	419	—	—	624	419	1,043	105	1995	12/01		40

Wherehouse Music:
Homewood, AL	—		1,032	697	—	—	1,032	697	1,729	175	1997	12/01		40
Independence, MO	—		503	1,209	—	—	503	1,209	1,712	183	1994	12/05		40

Wingfoot:
Beaverdam, OH	—		(l)	1,521	—	—	(l)	1,521	1,521	176	2004	05/07		40
Benton, AR	—		(l)	309	—	—	(l)	309	309	34	2001	05/07		40
Bowman, SC	—		(l)	969	—	—	(l)	969	969	128	1998	05/07		35
Dalton, GA	—		(l)	1,541	—	—	(l)	1,541	1,541	178	2004	05/07		40
Dandridge, TN	—		(l)	1,030	—	—	(l)	1,030	1,030	136	1989	05/07		35
Franklin, OH	—		(l)	563	—	—	(l)	563	563	74	1998	05/07		35
Gary, IN	—		(l)	1,486	—	—	(l)	1,486	1,486	172	2004	05/07		40
Georgetown, KY	—		(l)	679	—	—	(l)	679	679	105	1997	05/07		30
Mebane, NC	—		(l)	561	—	—	(l)	561	561	74	1998	05/07		35
Piedmont, SC	—		(l)	567	—	—	(l)	567	567	75	1999	05/07		35
Port Wentworth, GA	—		(l)	552	—	—	(l)	552	552	73	1998	05/07		35
Valdosta, GA	—		(l)	1,477	—	—	(l)	1,477	1,477	171	2004	05/07		40
Temple, GA	—		(l)	1,065	—	—	(l)	1,065	1,065	110	2007	06/07		40
Whiteland, IN	—		(l)	1,471	—	—	(l)	1,471	1,471	164	2004	07/07		40
Des Moines, IA	—		(l)	816	—	—	(l)	816	816	91	1987	07/07		40
Robinson, TX	—		(l)	1,183	—	—	(l)	1,183	1,183	122	2007	07/07		40
Kearney, MO	—		(l)	1,269	—	—	(l)	1,269	1,269	141	2003	07/07		40
Oklahoma City, OK	—		(l)	1,247	—	—	(l)	1,247	1,247	121	2008	08/07		40
Amarillo, TX	—		(l)	1,158	—	—	(l)	1,158	1,158	103	2008	02/08		40
Jackson, MS	—		(l)	1,281	—	—	(l)	1,281	1,281	111	2008	03/08		40
Glendale, KY	—		(l)	1,066	—	—	(l)	1,066	1,066	86	2008	07/08		40
Lebanon, TN	—		(l)	1,331	—	—	(l)	1,331	1,331	101	2008	08/08		40
Laredo, TX	—		(l)	1,238	—	—	(l)	1,238	1,238	86	2009	11/08	(j)	40
Midland, TX	—		(l)	1,148	—	—	(l)	1,148	1,148	42	2010	04/10	(j)	40
Tuscaloosa, AL	—		(l)	1,002	—	—	(l)	1,002	1,002	26	2010	08/10	(j)	40
Kenly, NC	—		(l)	1,066	—	—	(l)	1,066	1,066	23	2011	11/10	(j)	40
Matthews, MO	—		(l)	1,042	—	—	(l)	1,042	1,042	14	2011	01/11	(j)	40
Baytown, TX	—		(l)	—	—	—	(l)	—	—	—	(j)	05/11	(j)	(j)
Sunbury, OH	—		(l)	—	—	—	(l)	—	—	—	(j)	06/11	(j)	(j)
Effingham, IL	—		(l)	—	—	—	(l)	—	—	—	(j)	06/11	(j)	(j)
Greenwood, LA	—		(l)	—	—	—	(l)	—	—	—	(j)	06/11	(j)	(j)
Joplin, MO	—		(l)	—	—	—	(l)	—	—	—	(j)	06/11	(j)	(j)
Winslow, AZ	—		(l)	—	—	—	(l)	—	—	—	(j)	09/11	(j)	(j)
Gulfport, MS	—		(l)	—	—	—	(l)	—	—	—	(j)	11/11	(j)	(j)
Sulphur Springs, TX	—		(l)	—	—	—	(l)	—	—	—	(j)	12/11	(j)	(j)

Winn-Dixie:
Columbus, GA	—		1,023	1,875	—	—	1,023	1,875	2,898	396	1984	07/03		40

Wireless Wizard:
Ridgeland, MS	—		436	523	126	—	436	648	1,084	83	1997	08/06		40

Your Choice:
Hazleton, PA	—		670	377	—	—	670	377	1,047	120	1974	08/05		20
Montoursville, PA	—		158	415	13	—	158	428	586	63	1988	01/06		40

Ziebart:
Maplewood, MN	—		308	311	—	—	308	311	619	54	1990	02/05		40
Middleburg Heights, OH	—		199	148	—	—	199	148	347	26	1961	02/05		40

Zio's Italian Kitchen:
Aurora, CO (n)	—		1,168	1,105	—	—	1,168	1,105	2,273	241	2000	06/05		30

Leasehold Interests:
Lima, OH	—		1,290	—	—	—	1,290	(e)	1,290	1,168	(e)	08/01		(e)

SUBTOTAL	$19,585		$1,318,807	$1,938,335	$202,337	$—	$1,315,196	$2,118,618	$3,433,814	$270,094

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:

Barnes & Noble:
Plantation, FL	$—		$—	$3,498	$—	$—	$—	(c)	(c)	(c)	1996	05/95	(f)	(c)

CVS:
San Antonio, TX	—		—	784	—	—	—	(c)	(c)	(c)	1993	12/93		(c)
Amarillo, TX	—		159	855	—	—	(d)	(d)	(d)	(d)	1994	12/94		(d)
Lafayette, LA	—		—	949	—	—	—	(c)	(c)	(c)	1995	01/96		(c)
Oklahoma City, OK	—		(l)	1,365	—	—	(l)	(c)	(c)	(c)	1997	06/97		(c)
Oklahoma City, OK	—		(l)	1,419	—	—	(l)	(c)	(c)	(c)	1997	06/97		(c)

Denny's:
Stockton, CA	—		940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06		(d)

Food 4 Less:
Chula Vista, CA	—		—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98		(c)

Heilig-Meyers/The Room Store:
York, PA	—		279	1,110	—	—	(d)	(d)	(d)	(d)	1997	11/98		(d)
Marlow Heights, MD	—		416	1,397	—	—	(d)	(d)	(d)	(d)	1968	11/98		(d)

Jared Jewelers:
Phoenix, AZ	158	(k)	(l)	1,242	—	—	(l)	(c)	(c)	(c)	1998	12/01		(c)
Toledo, OH	—		(l)	1,458	—	—	(l)	(c)	(c)	(c)	1998	12/01		(c)
Oviedo, FL	333	(k)	(l)	1,500	—	—	(l)	(c)	(c)	(c)	1998	12/01		(c)
Lewisville, TX	172	(k)	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01		(c)
Glendale, AZ	—		(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01		(c)

Kash n' Karry:
Valrico, FL	2,923	(p)	1,235	3,255	—	—	(d)	(d)	(d)	(d)	1997	06/02		(d)

Logan's Roadhouse:
Martinsburg, WV	—		—	1,747	—	—	—	(c)	(c)	(c)	2010	01/11		(c)

Rite Aid:
Kennett Square, PA	—		(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00		(c)
Arlington, VA	—		(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02		(c)

Sunshine Energy:
Altamont, KS	—		124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09		(d)

SUBTOTAL	$3,586		$3,153	$31,799	$1,984	$—	$—	$—	$—	$—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Real Estate Held for Sale the Company has Invested in:
Power Center:
Midland, MI	—	$1,085	$1,635	$27	$—	$1,085	$1,662	$2,747	$—	2005	05/05	(g)	—
Elmira, NY	—	2,248	7,159	735	—	2,248	6,026	8,274	—	2011	08/05	(g)	—
Topsham, ME	—	1,885	1,735	—	—	1,885	62	1,947	—	2007	02/06	(g)	—
Irving, TX	—	951	1,090	—	—	951	1,063	2,014	—	1987	02/06		—
Waxahachie, TX	—	1,249	1,097	—	—	1,249	1,069	2,318	—	1995	02/06		—
Harlingen, TX	—	247	807	—	—	247	807	1,054	—	2008	09/06	(g)	—
Harlingen, TX	—	749	1,238	—	—	749	1,238	1,987	—	2008	09/06	(g)	—
Woodstock, GA	—	261	701	—	—	261	606	867	—	1997	07/08		—

Roese Contracting:
Hillman, MI	—	167	823	—	—	167	363	530	64	1952	10/06		40

Tutor Time:
Elk Grove, CA	—	1,216	2,786	—	—	1,216	2,741	3,957	—	2009	09/08		—

Vacant Land:
Grand Prairie, TX	—	387	—	—	—	108	—	108	(e)	(e)	12/02		—
Florence, AL	—	1,034	—	—	—	748	—	748	(e)	(e)	06/04		—
Topsham, ME	—	1,034	—	—	—	293	—	293	(e)	(e)	02/06		—
Rockwall, TX	—	900	—	—	—	1,036	—	1,036	(e)	(e)	02/06		—
Longwood, FL	—	975	—	—	—	975	—	975	(e)	(e)	03/06		—
Fairfield Township, OH	—	3,350	—	—	—	1,868	—	1,868	(e)	(e)	08/06		—
Bonita Springs, FL	—	112	—	—	—	25	—	25	(e)	(e)	09/06		—
Lancaster, OH	—	2,135	—	—	—	1,342	—	1,342	(e)	(e)	01/08		—
Hadley, MA	—	2,869	—	—	—	1,619	—	1,619	(e)	(e)	02/08		—

Vacant Property:
Jacksonville, FL	—	987	856	—	—	794	—	794	170	1996	12/01		40
Woodstock, GA	—	1,937	1,285	—	—	1,891	1,016	2,907	210	1997	05/03		40
Olean, NY	—	40	259	—	—	40	259	299	83	1990	08/05		20

SUBTOTAL	$—	$25,818	$21,471	$762	$—	$20,797	$16,912	$37,709	$527

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2011
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009
Land, buildings, and leasehold interests:
Balance at the beginning of year	$2,774,947	$2,584,947	$2,605,288
Acquisitions, completed construction and tenant improvements	772,073	248,438	35,924
Disposition of land, buildings, and leasehold interests	(14,744)	(58,438)	(21,751)
Provision for loss on impairment of real estate	431	$—	34,514
Balance at the close of year	$3,531,845	$2,774,947	$2,584,947
Accumulated depreciation and amortization:
Balance at the beginning of year	$222,921	$183,949	$146,289
Disposition of land, buildings, and leasehold interests	(3,010)	(2,071)	(3,143)
Depreciation and amortization expense	50,710	41,043	40,803
Balance at the close of year	$270,621	$222,921	$183,949

As of December 31, 2011, 2010, and 2009, the detailed real estate schedule excludes work in progress of $60,322, $26,699 and $5,634, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2011, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 20111, the aggregate cost of the properties owned by NNN that are under operating leases were $3,399,631 and financing leases were $4,178.

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

(h)
In connection with the default of a note receivable and certain lease agreements between NNN and one of NNN’s tenants, in June of 2009, NNN acquired the operations of the auto service business which was operated on certain properties.

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

See accompanying report of independent registered public accounting firm.

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

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2011
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (g)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
Paramus, NJ	9.000%	2/1/2022	(b)	—	$6,000	$4,700		$—
Des Moines, IA	8.000%	10/15/2013	(d)	—	400	242		—
Cleveland, OH	10.000%	10/1/2028	(f)	—	6,644	4,827		—
Milford, CT	6.000%	6/30/2016	(c)	—	1,550	1,550		—
Hollywood, FL	6.000%	4/28/2013	(c)	—	450	450		—
Lodi, CA	5.281%	3/1/2028	(f)	—	338	338		—
California City, CA	9.500%	8/10/2014	(e)	—	1,454	1,454		—
Somerset, PA	9.500%	11/19/2013	(e)	—	919	919		—
Sportslvania, VA	9.500%	11/19/2013	(e)	—	813	813		—
Bakersfield, CA	9.500%	8/10/2014	(e)	—	780	780		—
Delano, CA	9.500%	8/10/2014	(e)	—	791	791		—
Farmersville, CA	9.500%	8/10/2014	(e)	—	551	551		—
4 properties in FL and GA	6.250%	1/4/2014	(f)	—	5,500	5,400		—
					$26,190	$22,815	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2011		2010		2009
Balance at beginning of year	$21,138		$34,707		$35,993
New mortgage loans	8,098	(h)	6,302	(h)	2,259	(h)
Deductions during the year:
Collections of principal	(6,421)		(7,148)		(3,545)
Foreclosures	—		(12,723)		—
Balance at the close of year	$22,815		$21,138		$34,707

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Principal and interest is payable in full on the earlier of (i) specific events as outlined in the loan agreement, or (ii) maturity date.

(f)
Interest only payments are due monthly. Periodic principal payments are due over the course of the loan based on specific terms outlined in the loan agreement, with the remaining principal balance due at maturity.

(g)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2011, 2010 and 2009 were $22,815, $21,138 and $34,707, respectively.

(h)	Mortgages totaling $8,098, $6,302 and $2,259, were accepted in connection with real estate transactions for the years ended December 31, 2011, 2010 and 2009, respectively.
See accompanying report of independent registered public accounting firm.