Form 10-Q
period 2012-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2012-05-04
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2012
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
107,016,695 Shares of common stock, $0.01 par value, outstanding as of April 27, 2012.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$3,393,906	$3,223,304
Accounted for using the direct financing method	25,359	25,752
Real estate held for sale	42,997	38,686
Investment in unconsolidated affiliate	4,312	4,358
Mortgages, notes and accrued interest receivable, net of allowance	36,366	33,428
Commercial mortgage residual interests	15,016	15,299
Cash and cash equivalents	3,033	2,082
Receivables, net of allowance of $1,843 and $1,403, respectively	1,563	2,149
Accrued rental income, net of allowance of $4,875 and $4,870, respectively	25,687	25,187
Debt costs, net of accumulated amortization of $16,159 and $15,332, respectively	9,975	10,802
Other assets	54,324	53,382
Total assets	$3,612,538	$3,434,429
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$26,200	$65,600
Mortgages payable	22,883	23,171
Notes payable – convertible, net of unamortized discount of $5,319 and $6,363, respectively	356,416	355,371
Notes payable, net of unamortized discount of $4,897 and $5,033, respectively	895,103	894,967
Accrued interest payable	21,885	15,108
Other liabilities	73,879	76,336
Total liabilities	1,396,366	1,430,553

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	—
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	—	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 106,595,333 and 104,754,859 shares issued and outstanding, respectively	1,067	1,049
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	1,990,633	1,958,225
Retained earnings (loss)	(60,623)	(44,946)
Accumulated other comprehensive income (loss)	(3,775)	(3,830)
Total stockholders’ equity of NNN	2,214,802	2,002,498
Noncontrolling interests	1,370	1,378
Total equity	2,216,172	2,003,876
Total liabilities and equity	$3,612,538	$3,434,429
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2012	2011
Revenues:
Rental income from operating leases	$73,625	$57,007
Earned income from direct financing leases	628	740
Percentage rent	111	115
Real estate expense reimbursement from tenants	2,832	2,280
Interest and other income from real estate transactions	707	620
Interest income on commercial mortgage residual interests	755	767
	78,658	61,529
Retail operations:
Revenues	11,224	8,850
Operating expenses	(11,062)	(8,852)
Net	162	(2)
Operating expenses:
General and administrative	7,603	6,657
Real estate	4,612	3,652
Depreciation and amortization	18,117	13,428
Impairment – commercial mortgage residual interests valuation	—	129
	30,332	23,866
Earnings from operations	48,488	37,661
Other expenses (revenues):
Interest and other income	(386)	(342)
Interest expense	19,645	17,662
	19,259	17,320
Earnings from continuing operations before income tax (expense) benefit and equity in earnings of unconsolidated affiliate	29,229	20,341
Income tax (expense) benefit	(97)	19
Equity in earnings of unconsolidated affiliate	150	109
Earnings from continuing operations	29,282	20,469
Earnings from discontinued operations, net of income tax expense (Note 6)	542	384
Earnings including noncontrolling interests	29,824	20,853
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	20	26
Discontinued operations	(12)	(59)
	8	(33)
Net earnings attributable to NNN	$29,832	$20,820

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2012	2011

Net earnings attributable to NNN	$29,832	$20,820
Series C preferred stock dividends	(1,979)	(1,696)
Excess of redemption value over carrying value of preferred shares redeemed	(3,098)	—
Net earnings attributable to common stockholders	$24,755	$19,124
Net earnings per share of common stock:
Basic:
Continuing operations	$0.23	$0.23
Discontinued operations	—	—
Net earnings	$0.23	$0.23
Diluted:
Continuing operations	$0.22	$0.22
Discontinued operations	0.01	0.01
Net earnings	$0.23	$0.23
Weighted average number of common shares outstanding:
Basic	104,840,867	83,122,731
Diluted	106,211,366	83,570,438
Other Comprehensive Income:
Net earnings attributable to NNN	$29,832	$20,820
Amortization of interest rate hedges	56	(43)
Fair value treasury locks	—	1,663
Unrealized gain - commercial mortgage residual interests	—	60
Stock value adjustments	(1)	(19)
Comprehensive income attributable to NNN	$29,887	$22,481

See accompanying notes to consolidated financial statements.

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities:
Earnings including noncontrolling interests	$29,824	$20,853
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	2,257	1,739
Depreciation and amortization	18,263	13,670
Impairment losses and other charges	35	—
Impairment – commercial mortgage residual interests valuation	—	129
Amortization of notes payable discount	1,181	1,654
Amortization of deferred interest rate hedges	56	(43)
Equity in earnings of unconsolidated affiliate	(150)	(109)
Distributions received from unconsolidated affiliate	187	149
Gain on disposition of real estate portfolio	(314)	(132)
Gain on note receivable and property foreclosure	(28)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(4,385)	(92)
Proceeds from disposition of held for sale real estate	—	1,058
Decrease in real estate leased to others using the direct financing method	402	413
Increase in work in process	(430)	(322)
Decrease in mortgages, notes and accrued interest receivable	50	209
Decrease in receivables	517	581
Decrease (increase) in commercial mortgage residual interests	283	(556)
Decrease (increase) in accrued rental income	(537)	53
Decrease in other assets	595	502
Increase in accrued interest payable	6,777	11,673
Decrease in other liabilities	(4,101)	(3,132)
Increase in current tax liability	118	569
Net cash provided by operating activities	50,600	48,866
Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	5,193	773
Additions to real estate:
Accounted for using the operating method	(191,745)	(57,512)
Accounted for using the direct financing method	—	(1,747)
Increase in mortgages and notes receivable	(3,935)	(1,245)
Principal payments on mortgages and notes receivable	563	1,462
Payment of lease costs	(615)	(138)
Other	(139)	463
Net cash used in investing activities	(190,678)	(57,944)

See accompanying notes to consolidated financial statements.

	Quarter Ended March 31,
	2012	2011
Cash flows from financing activities:
Proceeds from line of credit payable	$242,400	$129,500
Repayment of line of credit payable	(281,800)	(106,300)
Repayment of mortgages payable	(288)	(272)
Proceeds from issuance of common stock	37,550	20,025
Proceeds from issuance of preferred stock	287,500	—
Redemption of preferred stock	(92,000)	—
Payment of Series C preferred stock dividends	(1,979)	(1,696)
Payment of common stock dividends	(40,432)	(31,678)
Noncontrolling interest distributions	—	(33)
Noncontrolling interest contributions	—	41
Stock issuance costs	(9,922)	—
Net cash provided by financing activities	141,029	9,587
Net increase in cash and cash equivalents	951	509
Cash and cash equivalents at beginning of year	2,082	2,048
Cash and cash equivalents at end of year	$3,033	$2,557
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$12,420	$5,040
Taxes paid (received)	$15	$(541)
Supplemental disclosure of noncash investing and financing activities:
Issued 396,577 and 139,351 shares of restricted and unrestricted common stock in 2012 and 2011, respectively, pursuant to NNN’s performance incentive plan	$8,576	$3,407
Issued 4,122 and 2,391 shares of common stock in 2012 and 2011, respectively, to directors pursuant to NNN’s performance incentive plan	$112	$59
Issued 5,317 and 7,115 shares of common stock in 2012 and 2011, respectively, pursuant to NNN’s Deferred Director Fee Plan	$74	$122
Change in other comprehensive income	$55	$1,661
Change in lease classification (direct financing lease to operating lease)	$757	$—
Real estate acquired in connection with mortgage receivable foreclosure	$490	$—

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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
NNN assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).

March 31, 2012
Property Portfolio:
Total properties	1,486
Gross leasable area (square feet)	16,999,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2011.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.
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
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant would renew the option whereby the Company would amortize the value attributable to the renewal over the renewal period.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	March 31, 2012	December 31, 2011
Intangible Lease Assets (included in Other assets):
Value of above market in-place leases, net	$8,596	$8,503
Value of in-place leases, net	45,659	43,880
Intangible Lease Liabilities (included in Other Liabilities):
Value of below market in-place leases, net	29,344	29,267
Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, LP., accounted for under the equity method of accounting.
Cash and Cash Equivalents - NNN considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash and money market accounts. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.
Cash accounts maintained on behalf of NNN in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, NNN has not experienced any losses in such accounts.
Valuation of Receivables – NNN estimates the collectibility of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method for the quarter ended March 31 (dollars in thousands):

	2012	2011
Basic and Diluted Earnings:
Net earnings attributable to NNN	$29,832	$20,820
Less: Series C preferred stock dividends	(1,979)	(1,696)
Less: Excess of redemption value over carrying value of preferred shares redeemed	(3,098)	—
Net earnings available to NNN’s common stockholders	24,755	19,124
Less: Earnings attributable to unvested restricted shares	(566)	(134)
Net earnings used in basic earnings per share	24,189	18,990
Reallocated undistributed income (loss)	—	—
Net earnings used in diluted earnings per share	$24,189	$18,990

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	105,635,630	83,955,295
Less: Unvested restricted stock	(568,163)	(580,738)
Less: Contingent shares	(226,600)	(251,826)
Weighted average number of shares outstanding used in basic earnings per share	104,840,867	83,122,731
Effects of dilutive securities:
Contingent shares	25,471	—
Convertible debt	1,192,706	298,241
Common stock options	2,286	3,276
Directors’ deferred fee plan	150,036	146,190
Weighted average number of shares outstanding used in diluted earnings per share	106,211,366	83,570,438

For the quarter ended March 31, 2011, the potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.
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

New Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update 2011-10 entitled Derecognition of in Substance Real Estate - a Scope Clarification. The amendments in this update clarify the scope of current U.S. GAAP. The amendments will resolve the diversity in practice about whether the guidance in subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.

In December 2011, the FASB issued Accounting Standards Update 2011-11 amending its guidance on offsetting assets and liabilities in financial statements. The objective of this update will require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.
In June 2011, the FASB issued Accounting Standards Update 2011-05 which amended its guidance on the presentation of comprehensive income in financial statements. The new guidance requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this new guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance changed the presentation of NNN's condensed consolidated financial statements but did not have an effect on NNN's results of operations.
In December 2011, the FASB issued update 2011-12, which indefinitely defers certain provisions of Accounting Standards Update 2011-05, including a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net earnings is presented and the statement in which other comprehensive income is presented. The effective dates and expected changes to our presentation are the same as noted in ASU 2011-05 above.
Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases at March 31, 2012:

Lease classification:
Operating	1,449
Direct financing	14
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 Years
The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the property. Generally, the leases of the Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2012	December 31, 2011
Land and improvements	$1,368,270	$1,314,438
Buildings and improvements	2,238,497	2,117,157
Leasehold interests	1,290	1,290
	3,608,057	3,432,885
Less accumulated depreciation and amortization	(285,560)	(269,687)
	3,322,497	3,163,198
Work in progress	71,409	60,106
	$3,393,906	$3,223,304

As of March 31, 2012, in connection with the improvements of leased Properties, NNN has the following funding commitments (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	60	$184,819	$123,858	$60,961

(1)	Includes land and construction costs.

Note 3 – Line of Credit Payable:

In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $50,767,000 and a weighted average interest rate of 1.8% during the quarter ended March 31, 2012. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $650,000,000. As of March 31, 2012, $26,200,000 was outstanding and $423,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,857,000.

Note 4 – Stockholders' Equity:
The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Quarter Ended March 31,
	2012	2011
Series C preferred stock (1):
Dividends	$1,979	$1,696
Per share	0.5378	0.4609

Common stock:
Dividends	40,432	31,678
Per share	0.385	0.380
1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.

In February 2012, NNN filed a shelf registration statement with the Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
In February 2012, NNN issued 11,500,000 depositary shares representing interests in our 6.625% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") at a price of $25.00 per depositary share generating net proceeds of $277,645,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,855,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
In March 2012, NNN redeemed all outstanding depositary shares (3,680,000) representing interests in its 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000 representing Series C Preferred Stock issuance costs.
In April 2012, NNN declared a dividend of $0.385 per share, which is payable in May 2012 to its common stockholders of record as of April 30, 2012.

Dividend Reinvestment and Stock Purchase Plan. In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP (dollars in thousands):

	Quarter Ended March 31,
	2012	2011
Shares of common stock	1,428,069	818,156
Net proceeds	$37,666	$20,081

Note 5 – Income Taxes:
NNN has elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1984.  To qualify as a REIT, NNN must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  NNN intends to adhere to these requirements and maintain its REIT status. As a REIT, NNN generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders.  NNN may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income, if any.  The provision for federal income taxes in NNN's consolidated financial statements relates to its TRS operations and any potential taxable built-in gain.  NNN did not have significant tax provisions or deferred income tax items during the periods reported hereunder.

In June 2006, the FASB issued guidance, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB guidance included in Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since adopting the guidance. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2008 through 2012. NNN also files in many states with varying open years under statute.

Note 6 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to properties which generated revenue and were sold or generated revenue and were held for sale as of March 31, 2012, as discontinued operations. The following is a summary of the earnings from discontinued operations quarter ended March 31 (dollars in thousands):

	2012	2011
Revenues:
Rental income from operating leases	$826	$831
Earned income from direct financing leases	6	20
Interest and other income from real estate transactions	124	194
	956	1,045
Operating expenses:
General and administrative	4	4
Real estate	244	279
Depreciation and amortization	51	123
Impairment losses and other charges	35	—
	334	406
Other expenses (revenues):
Interest expense	357	340
	357	340
Earnings before gain on disposition of real estate and income tax expense	265	299
Gain on disposition of real estate	314	132
Income tax expense	(37)	(47)
Earnings from discontinued operations attributable to NNN	542	384
Earnings attributable to noncontrolling interests	(12)	(59)
Earnings from discontinued operations attributable to NNN	$530	$325

Note 7 – Derivatives:
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
As of March 31, 2012, $5,868,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the quarters ended March 31, 2012 and 2011, NNN reclassed out of comprehensive income $56,000 as an increase to interest expense and $43,000 as a reduction to interest expense, respectively. Over the next 12 months, NNN estimates that an additional $235,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2012.

Note 8 – Segment Information:

As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Therefore, for the quarters ended March 31, 2012 and 2011, NNN's operations are reported within one business segment in the financial statements.

Note 9 – Fair Value Measurements:
NNN holds the commercial mortgage residual interests ("Residuals") in seven securitizations. NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals during the quarter ended March 31, 2012 (dollars in thousands):

Balance at beginning of period	$15,299
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	—
Interest income on Residuals	755
Cash received from Residuals	(1,038)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$15,016
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$—

Note 10 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2012 and December 31, 2011, approximate fair value based upon current market prices of similar issues. At March 31, 2012 and December 31, 2011, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,376,658,000 and $1,362,922,000, respectively, based upon the quoted market price.

Note 11 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after March 31, 2012 the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2011. The term “NNN” or the “Company” refers to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust (“REIT”) subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” “may,” or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Current financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of revenues from tenants would reduce NNN's cash flow;

•	A significant portion of the source of NNN's Property Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN's financial position;

•	NNN may suffer a loss in the event of a default or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management could adversely affect performance and the value of its common stock;

•	Operating losses from retail operations on certain investment properties may adversely impact NNN's results of operations;

•	Uninsured losses may adversely affect NNN's ability to pay outstanding indebtedness;

•	Acts of violence, terrorist attacks or war may affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

•
NNN is obligated to comply with financial and other covenants in its debt instruments that could restrict its operating activities, and the failure to comply with such covenants could result in defaults that accelerate the payment of such debt;

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN may face other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings, cash flow and market price of NNN's common stock;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price;

•	NNN's ability to pay dividends in the future is subject to many factors; and

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business and disrupt operations.

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2011, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).
As of March 31, 2012, NNN owned 1,486 Properties, with an aggregate gross leasable area of approximately 16,999,000 square feet, located in 47 states. Approximately 98 percent of total properties in the Property Portfolio was leased or operated as of March 31, 2012.
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN include items such as: the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, and industry trends and performance compared to that of NNN.
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. NNN’s Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Currently, NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio as of:

	March 31, 2012	December 31, 2011	March 31, 2011
Properties Owned:
Number	1,486	1,422	1,223
Total gross leasable area (square feet)	16,999,000	16,428,000	13,320,000
Properties:
Leased and operated	1,460	1,375	1,185
Percent of Properties – leased and operated	98%	97%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	16,327,000	15,681,000	12,558,000
The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2012	December 31, 2011	March 31, 2011
1.	Convenience stores	23.5%	24.6%	23.3%
2.	Restaurants - full service	11.7%	9.4%	10.7%
3.	Automotive parts	6.2%	6.5%	7.8%
4.	Automotive service	5.3%	4.9%	5.4%
5.	Theaters	4.7%	5.0%	5.6%
6.	Sporting goods	4.6%	4.8%	4.4%
7.	Wholesale clubs	3.8%	4.0%	0.4%
8.	Restaurants - limited service	3.6%	3.6%	4.1%
9.	Drug Stores	3.3%	3.2%	3.9%
10.	Consumer electronics	3.3%	3.5%	2.4%
	Other	30.0%	30.5%	32.0%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions for each quarter ended March 31 (dollars in thousands):

	2012	2011
Acquisitions:
Number of Properties	67	29
Gross leasable area (square feet)	594,000	354,000
Total dollars invested(1)	$197,978	$55,145

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through borrowings under NNN's unsecured revolving credit facility or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN for the quarter ended March 31 (dollars in thousands):

	2012	2011
Number of properties	3	2
Gross leasable area (square feet)	20,000	11,000
Net sales proceeds	$5,152	$1,831
Net gain	$314	$86

NNN typically uses the proceeds from property sales either to pay down the credit facility or reinvest in real estate.
Revenue from Continuing Operations Analysis
General.  During the Quarter Ended March 31, 2012, NNN’s rental income increased primarily due to the increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations for the quarter ended March 31 (dollars in thousands):

	2012	2011	2012	2011	Percent Increase (Decrease)
			Percent of Total
Rental Income(1)	$74,364	$57,862	94.5%	94.0%	28.5%
Real estate expense reimbursement from tenants	2,832	2,280	3.6%	3.7%	24.2%
Interest and other income from real estate transactions	707	620	0.9%	1.0%	14.0%
Interest income on commercial mortgage residual interests	755	767	1.0%	1.3%	(1.6)%
Total revenues from continuing operations	$78,658	$61,529	100.0%	100.0%	27.8%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Rental Income.  Rental Income increased in amount, but remained consistent as a percent of the total revenues from continuing operations for the quarter ended March 31, 2012, as compared to 2011. The increase for the quarter ended March 31, 2012, is primarily due to the acquisition of 66 properties with aggregate gross leasable area of approximately 586,000 square feet during the quarter ended 2012 and 218 properties with aggregate gross leasable area of approximately 3,445,000 square feet during 2011.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the quarter ended March 31, 2012, as compared to 2011, but remained stable as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from certain properties acquired in 2011.
Interest and Other Income from Real Estate Transactions.  Interest and other income from real estate transactions increased for the quarter ended March 31, 2012, as compared to 2011, however, it remained consistent as a percentage of total revenues. The increase is primarily a result of an increase in interest income on mortgage receivables. For the quarter ended March 31, 2012 and 2011, the weighted average outstanding principal balance on NNN's mortgage receivables was $24,891,000 and $20,790,000, respectively.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased during the quarter ended March 31, 2012, primarily due to the increase in depreciation expense from certain properties acquired in 2011. The following table summarizes NNN’s expenses from continuing operations for the quarter ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2012	2011		2012	2011	2012	2011
General and administrative	$7,603	$6,657	14.2%	25.1%	27.9%	9.7%	10.8%
Real estate	4,612	3,652	26.3%	15.2%	15.3%	5.9%	5.9%
Depreciation and amortization	18,117	13,428	34.9%	59.7%	56.3%	23.0%	21.8%
Impairment – commercial mortgage residual interests valuation	—	129	(100.0)%	—	0.5%	—	0.2%
Total operating expenses	$30,332	$23,866	27.1%	100.0%	100.0%	38.6%	38.7%

Interest and other income	$(386)	$(342)	12.9%	(2.0)%	(2.0)%	(0.5)%	(0.6)%
Interest expense	19,645	17,662	11.2%	102.0%	102.0%	25.0%	28.7%
Total other expenses (revenues)	$19,259	$17,320	11.2%	100.0%	100.0%	24.5%	28.1%
General and Administrative Expenses.  General and administrative expenses increased for the quarter ended March 31, 2012, as compared to the same period in 2011, but decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses is primarily attributable to an increase in incentive compensation.
Real Estate.  Real estate expenses increased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter ended March 31, 2012, as compared to the same period in 2011. The increase is primarily due to an increase in tenant reimbursable expenses from certain properties acquired in 2011.
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011. The increase is primarily due to depreciation expense from the 218 properties with aggregate gross leaseable area of approximately 3,445,000 square feet acquired during 2011.
Impairment  –  Commercial Mortgage Residual Interests Valuation.  During the quarter ended March 31, 2011, in connection with the independent valuations of the Residuals’ fair value NNN recorded an other than temporary valuation adjustment of $129,000 as a reduction of earnings from operations. There were no other than temporary valuation adjustments recorded during the quarter ended March 31, 2012.
Interest Expense.  Interest expense increased for the quarter ended March 31, 2012, as compared to the same period in 2011, but decreased as a percentage of revenues from continuing operations. Interest expense remained consistent as a percentage of total operating expenses.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%, and

(ii)	the decrease of $128,068,000 in the weighted average debt outstanding on the credit facility for the quarter ended March 31, 2012, as compared to the same period in 2011.
Discontinued Operations
Earnings (Loss)
NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at March 31, 2012. The following table summarizes the earnings from discontinued operations for the quarter ended March 31 (dollars in thousands):

	2012			2011
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	3	$314	$542	2	$86	$384
Noncontrolling interests	—	—	(12)	—	—	(59)
	3	$314	$530	2	$86	$325

NNN periodically sells Properties and may reinvest the sales proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Liquidity
General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the quarter ended March 31 (in thousands):

	2012	2011
Cash and cash equivalents:
Provided by operating activities	$50,600	$48,866
Used in investing activities	(190,678)	(57,944)
Provided by financing activities	141,029	9,587
Increase	951	509
Net cash at beginning of period	2,082	2,048
Net cash at end of period	$3,033	$2,557

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN generally uses proceeds from its credit facility or from offerings of equity or debt securities in the capital markets to fund the acquisition of its properties. The change in cash provided by operations for the quarters ended March 31, 2012 and 2011, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the quarter ended March 31, 2012, included the following significant transactions:

•	$39,400,000 in net payments on NNN's credit facility,

•
$277,645,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") in February,

•	$92,000,000 paid to fully redeem NNN's 7.375% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"),

•	$40,432,000 in dividends paid to common stockholders,

•	$1,979,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock, and

•	$37,666,000 in net proceeds from the issuance of 1,428,069 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”).

Contractual Obligations and Commercial Commitments.   As of March 31, 2012, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	60	184,819	123,858	60,961

(1)	Includes land and construction costs.
 As of March 31, 2012, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2011. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term net leases, which generally require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2012, NNN owned 37 vacant, un-leased Properties which accounted for less than three percent of total Properties held in NNN’s Property Portfolio. Additionally, as of April 27, 2012, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to three tenants that filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock for the quarter ended March 31(in thousands, except per share data):

	2012	2011
Series C preferred stock (1):
Dividends	$1,979	$1,696
Per share	0.5378	0.4609

Common stock:
Dividends	40,432	31,678
Per share	0.385	0.380

1)	The Series C preferred stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.

In April 2012, NNN declared a dividend of $0.385 per share which is payable in May 2012 to its common stockholders of record as of April 30, 2012.

Capital Resources
Generally, cash needs for property acquisitions, mortgages and notes receivable investments, debt payments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for operating expenses and dividends have generally been funded by internally generated funds. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2012	Percentage of Total	December 31, 2011	Percentage of Total
Line of credit payable	$26,200	2.0%	$65,600	4.9%
Mortgages payable	22,883	1.8%	23,171	1.8%
Notes payable – convertible	356,416	27.4%	355,371	26.5%
Notes payable	895,103	68.8%	894,967	66.8%
Total outstanding debt	$1,300,602	100.0%	$1,339,109	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $50,767,000 and a weighted average interest rate of 1.8% during the quarter ended March 31, 2012. The Credit Facility matures May 2015, with an option by NNN to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $650,000,000. As of March 31, 2012, $26,200,000 was outstanding, and $423,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,857,000.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate (8)	3.950%		5.125%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date (9)	September 2025		June 2027
Earliest Put Option Date	September 2016		June 2013
Maturity Date	September 2026		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Outstanding principal balance at March 31, 2011	$138,700		$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.

(2)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	The debt issuance costs associated with the 2026 Notes are fully amortized.

(4)	The conversion rate per $1 principal amount was 42.3759 shares of NNN's common stock, which is equivalent to a conversion price of $23.5983 per share of common stock.

(5)	The conversion rate per $1 principal amount was 39.4233 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3657 per share of common stock.

(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.

(8)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(9)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.
Each series of convertible notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2012(1) (8)	June 2002	$50,000	287	$49,713	7.750%	7.833%	June 2012
2014(1)(2)(5)	June 2004	150,000	440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of notes maturing in 2004.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss (as applicable).

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

(7)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2021Notes using the effective interest method.

(8)	NNN plans to use proceeds from the Credit Facility to repay outstanding indebtedness.
Each series of notes represents senior, unsecured obligations of NNN and is subordinated to all secured indebtedness of NNN. The notes are redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through the redemption date, and (ii) the make-whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
In connection with the note offerings, NNN incurred aggregate note issuance costs totaling $8,001,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At March 31, 2012, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

Debt and Equity Securities
NNN has used, and expects to use in the future, issuances of debt and equity securities primarily to pay down its outstanding indebtedness and to finance investment acquisitions.
Securities Offering. In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
A description of NNN’s outstanding series of publicly held notes is found under “Debt – Notes Payable – Convertible” and "Debt – Notes Payable" above.
7.375% Series C Cumulative Redeemable Preferred Stock.   In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of Series C Preferred Stock.
In March 2012, NNN redeemed all outstanding depositary shares (3,680,000) representing interests in its Series C Preferred Stock. The Series C Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000 of Series C Preferred Stock issuance costs.
6.625% Series D Cumulative Redeemable Preferred Stock. On February 23, 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of April 27, 2012, the Series D Preferred Stock was not redeemable or convertible.
NNN used the net proceeds (including net proceeds from the underwriters' over-allotment exercise) of approximately $277,645,000 from this offering to redeem the Series C Preferred Stock for an aggregate redemption price of $92,000,000, excluding accumulated dividends of $283,000. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.
Common Stock Issuances.  In September 2011, NNN issued 9,200,000 shares (including 1,200,000 shares in connection with the underwriters' over allotment) of common stock at a price of $26.07 per share and received net proceeds of $229,451,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $10,393,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. The Company used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and used the remainder for general corporate purposes, including property acquisitions.

In December 2011, NNN issued 8,050,000 shares (including 1,050,000 shares in connection with the underwriters' over allotment) of common stock at a price of $25.75 per share and received net proceeds of $198,228,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,060,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. The Company used a portion of the net proceeds from the offering to repay borrowings under its Credit Facility and used the remainder for general corporate purposes, including property acquisitions.
Dividend Reinvestment and Stock Purchase Plan.  In February 2012, NNN filed a shelf registration statement which was automatically effective, with the Commission for its DRIP, which permits the issuance by NNN of 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP for the quarter ended March 31:

	2012	2011
Shares of common stock	1,428,069	818,156
Net proceeds	$37,666,000	$20,081,000

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2012, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2012 and December 31, 2011. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2012. The variable interest rates shown represent weighted average rate for the Credit Facility for the three months ended March 31, 2012. The table incorporates only those debt obligations that existed as of March 31, 2012, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the quarter ended March 31, 2012.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages		Unsecured Debt(1)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2012	$—		$19,002	6.94%	$49,993	7.83%
2013	—		863	7.35%	217,716	7.19%
2014	—		881	7.85%	149,880	5.91%
2015	26,200	1.79%	917	7.22%	149,827	6.19%
2016	—		952	7.19%	138,700	5.84%
Thereafter	—		268	8.47%	545,403	6.25%
Total	$26,200		$22,883	7.01%	$1,251,519	6.39%
Fair Value:
March 31, 2012	$26,200		$22,883		$1,376,658
December 31, 2011	$65,600		$23,171		$1,362,922

(1)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $15,016,000 and $15,299,000 as of March 31, 2012 and December 31, 2011, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2012 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
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

4.11
Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts relating to the Series C Preferred Stock (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

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

4.17
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.18
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.19
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series D Preferred Stock"), of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

	4.20	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts relating to the Series D Preferred Stock (filed herewith).

10.	Material Contracts

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

10.14
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

10.15	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed herewith).

10.16	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed herewith).

10.17	Form of Restricted Award Agreement - Special Grant between NNN and the Participant of NNN (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 4th day of May, 2012.

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

4.11
Specimen certificate representing the 7.375% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated October 11, 2006 and filed with the Securities and Exchange Commission on October 12, 2006, and incorporated herein by reference).

4.12
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts relating to the Series C Preferred Stock (filed as Exhibit 4.18 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2006, and incorporated herein by reference).

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

4.17
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.18
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.19
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share (the "Series D Preferred Stock"), of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

	4.20	Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts relating to the Series D Preferred Stock (filed herewith).

10.	Material Contracts

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

10.14
Amended and Restated Credit Agreement, dated as of May 25, 2011, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2011, and incorporated herein by reference).

	10.15	Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed herewith).

	10.16	Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed herewith).

	10.17	Form of Restricted Award Agreement - Special Grant between NNN and the Participant of NNN (filed herewith).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2012).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of earnings, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).