Form 10-Q
period 2012-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2012-08-03
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
108,190,322 shares of common stock, $0.01 par value, outstanding as of July 27, 2012.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$3,485,819	$3,225,119
Accounted for using the direct financing method	24,954	26,518
Real estate held for sale	40,351	36,105
Investment in unconsolidated affiliate	4,283	4,358
Mortgages, notes and accrued interest receivable, net of allowance	36,740	33,428
Commercial mortgage residual interests	12,395	15,299
Cash and cash equivalents	2,907	2,082
Receivables, net of allowance of $1,113 and $1,403, respectively	1,456	2,149
Accrued rental income, net of allowance of $3,086 and $4,870, respectively	25,330	25,187
Debt costs, net of accumulated amortization of $16,986 and $15,332, respectively	9,148	10,802
Other assets	60,607	53,382
Total assets	$3,703,990	$3,434,429
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$142,600	$65,600
Mortgages payable, including unamortized premium of $216 and $0, respectively	29,341	23,171
Notes payable – convertible, net of unamortized discount of $4,256 and $6,363, respectively	357,479	355,371
Notes payable, net of unamortized discount of $4,763 and $5,033, respectively	845,237	894,967
Accrued interest payable	14,440	15,108
Other liabilities	87,483	76,336
Total liabilities	1,476,580	1,430,553

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	—
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	—	92,000
Common stock, $0.01 par value. Authorized 190,000,000 shares; 107,449,071 and 104,754,859 shares issued and outstanding, respectively	1,076	1,049
Excess stock, $0.01 par value. Authorized 205,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,015,121	1,958,225
Retained earnings (loss)	(74,123)	(44,946)
Accumulated other comprehensive income (loss)	(3,504)	(3,830)
Total stockholders’ equity of NNN	2,226,070	2,002,498
Noncontrolling interests	1,340	1,378
Total equity	2,227,410	2,003,876
Total liabilities and equity	$3,703,990	$3,434,429
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$77,927	$57,578	$151,494	$114,526
Earned income from direct financing leases	618	693	1,246	1,433
Percentage rent	221	132	332	247
Real estate expense reimbursement from tenants	2,505	2,142	5,337	4,422
Interest and other income from real estate transactions	764	543	1,470	1,164
Interest income on commercial mortgage residual interests	716	777	1,471	1,544
	82,751	61,865	161,350	123,336
Retail operations:
Revenues	7,784	12,450	19,008	21,300
Operating expenses	(7,481)	(11,760)	(18,543)	(20,612)
Net	303	690	465	688
Operating expenses:
General and administrative	7,024	6,568	14,627	13,226
Real estate	4,025	3,919	8,597	7,573
Depreciation and amortization	19,032	13,765	37,140	27,184
Impairment – commercial mortgage residual interests valuation	2,718	267	2,718	396
	32,799	24,519	63,082	48,379
Earnings from operations	50,255	38,036	98,733	75,645
Other expenses (revenues):
Interest and other income	(361)	(283)	(719)	(625)
Interest expense	19,394	17,512	39,039	35,174
	19,033	17,229	38,320	34,549
Earnings from continuing operations before income tax expense and equity in earnings of unconsolidated affiliate	31,222	20,807	60,413	41,096
Income tax expense	(140)	(210)	(236)	(191)
Equity in earnings of unconsolidated affiliate	155	104	305	213
Earnings from continuing operations	31,237	20,701	60,482	41,118
Earnings from discontinued operations, net of income tax expense (Note 7)	2,239	568	2,817	1,005
Earnings including noncontrolling interests	33,476	21,269	63,299	42,123
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	34	67	55	93
Discontinued operations	(5)	(33)	(17)	(93)
	29	34	38	—
Net earnings attributable to NNN	$33,505	$21,303	$63,337	$42,123

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net earnings attributable to NNN	$33,505	$21,303	$63,337	$42,123
Series C preferred stock dividends	—	(1,696)	(1,979)	(3,392)
Series D preferred stock dividends	(5,926)	—	(5,926)	—
Excess of redemption value over carrying value of preferred shares redeemed	—	—	(3,098)	—
Net earnings attributable to common stockholders	$27,579	$19,607	$52,334	$38,731
Net earnings per share of common stock:
Basic:
Continuing operations	$0.24	$0.23	$0.47	$0.46
Discontinued operations	0.02	—	0.02	—
Net earnings	$0.26	$0.23	$0.49	$0.46
Diluted:
Continuing operations	$0.24	$0.23	$0.46	$0.46
Discontinued operations	0.02	—	0.03	—
Net earnings	$0.26	$0.23	$0.49	$0.46
Weighted average number of common shares outstanding:
Basic	105,992,014	84,409,788	105,417,595	83,771,728
Diluted	107,458,993	84,725,968	106,844,080	84,271,352
Other comprehensive income:
Net earnings attributable to NNN	$33,505	$21,303	$63,337	$42,123
Amortization of interest rate hedges	58	(42)	114	(85)
Fair value treasury locks	—	(6,881)	—	(5,218)
Unrealized gain - commercial mortgage residual interests	213	539	213	599
Stock value adjustments	—	(7)	(1)	(26)
Comprehensive income attributable to NNN	$33,776	$14,912	$63,663	$37,393

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Earnings including noncontrolling interests	$63,299	$42,123
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	3,889	3,297
Depreciation and amortization	37,383	27,678
Impairment losses and other charges	380	—
Impairment – commercial mortgage residual interests valuation	2,718	396
Amortization of notes payable discount	2,378	3,335
Amortization of deferred interest rate hedges	114	(85)
Equity in earnings of unconsolidated affiliate	(305)	(213)
Distributions received from unconsolidated affiliate	362	286
Gain on disposition of real estate portfolio	(2,752)	(132)
Gain on note receivable and property foreclosure	(198)	—
Other	—	82
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(4,472)	(212)
Proceeds from disposition of held for sale real estate	—	1,058
Decrease in real estate leased to others using the direct financing method	807	802
Increase in work in process	(889)	(575)
Increase in mortgages, notes and accrued interest receivable	(345)	(88)
Decrease in receivables	633	998
Decrease (increase) in commercial mortgage residual interests	399	(127)
Decrease (increase) in accrued rental income	(218)	149
Decrease (increase) in other assets	487	(19)
Decrease in accrued interest payable	(668)	(57)
Decrease in other liabilities	(3,490)	(1,631)
Increase in current tax liability	255	794
Net cash provided by operating activities	99,767	77,859
Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	12,024	807
Additions to real estate:
Accounted for using the operating method	(287,923)	(111,673)
Accounted for using the direct financing method	—	(1,747)
Increase in mortgages and notes receivable	(7,861)	(4,090)
Principal payments on mortgages and notes receivable	3,085	2,107
Payment of lease costs	(1,154)	(672)
Other	557	402
Net cash used in investing activities	(281,272)	(114,866)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Proceeds from line of credit payable	$614,400	$328,800
Repayment of line of credit payable	(537,400)	(270,600)
Payment of interest rate hedge	—	(5,300)
Repayment of notes payable	(50,000)	—
Payment of debt costs	—	(2,920)
Repayment of mortgages payable	(680)	(541)
Proceeds from issuance of common stock	60,319	56,391
Proceeds from issuance of preferred stock	287,500	—
Redemption of preferred stock	(92,000)	—
Payment of Series C preferred stock dividends	(1,979)	(3,392)
Payment of Series D preferred stock dividends	(5,926)	—
Payment of common stock dividends	(81,511)	(63,887)
Noncontrolling interest distributions	—	(45)
Noncontrolling interest contributions	—	41
Stock issuance costs	(10,393)	—
Net cash provided by financing activities	182,330	38,547
Net increase in cash and cash equivalents	825	1,540
Cash and cash equivalents at beginning of year	2,082	2,048
Cash and cash equivalents at end of year	$2,907	$3,588
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$38,800	$33,230
Taxes paid (received)	$78	$(487)
Supplemental disclosure of noncash investing and financing activities:
Issued 396,577 and 139,351 shares of restricted and unrestricted common stock in 2012 and 2011, respectively, pursuant to NNN’s performance incentive plan	$8,576	$3,407
Issued 8,389 and 4,623 shares of common stock in 2012 and 2011, respectively, to directors pursuant to NNN’s performance incentive plan	$229	$118
Issued 10,247 and 13,879 shares of common stock in 2012 and 2011, respectively, pursuant to NNN’s Deferred Director Fee Plan	$149	$245
Surrender of 4,178 and of 4,494 shares of restricted common stock in 2012 and 2011, respectively	$98	$94
Change in other comprehensive income	$(326)	$(4,730)
Change in lease classification (direct financing lease to operating lease)	$757	$2,243
Mortgage payable assumed in connection with real estate transaction	$6,634	$—
Real estate acquired in connection with mortgage receivable foreclosure	$490	$—
Real estate received in note receivable foreclosure	$1,595	$—

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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
NNN's assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).

June 30, 2012
Property Portfolio:
Total properties	1,506
Gross leasable area (square feet)	17,798,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2011.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and six months ended June 30, 2012, NNN recorded $436,000 and $868,000, respectively, in capitalized interest and recorded $247,000 and $569,000 in capitalized interest during the same periods in 2011, respectively.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of tenant relationships, based in each case on their relative fair values. Acquisition costs incurred in connection with a business combination are expensed when incurred.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	June 30, 2012	December 31, 2011
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$6,999	$5,907
Value of in-place leases, net	38,342	31,970
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	25,377	23,367
Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic and Diluted Earnings:
Net earnings attributable to NNN	$33,505	$21,303	$63,337	$42,123
Less: Series C preferred stock dividends	—	(1,696)	(1,979)	(3,392)
Less: Series D preferred stock dividends	(5,926)	—	(5,926)	—
Less: Excess of redemption value over carrying value of preferred shares redeemed	—	—	(3,098)	—
Net earnings available to NNN’s common stockholders	27,579	19,607	52,334	38,731
Less: Earnings attributable to unvested restricted shares	(180)	(152)	(312)	(286)
Net earnings used in basic earnings per share	27,399	19,455	52,022	38,445
Reallocated undistributed income (loss)	—	—	—	—
Net earnings used in diluted earnings per share	$27,399	$19,455	$52,022	$38,445

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	107,006,399	85,309,082	106,321,014	84,635,929
Less: Unvested restricted stock	(696,804)	(647,468)	(631,329)	(612,375)
Less: Contingent shares	(317,581)	(251,826)	(272,090)	(251,826)
Weighted average number of shares outstanding used in basic earnings per share	105,992,014	84,409,788	105,417,595	83,771,728
Effects of dilutive securities:
Contingent shares	—	—	12,735	—
Convertible debt	1,310,445	160,006	1,259,319	346,699
Common stock options	1,419	3,162	1,855	3,305
Directors’ deferred fee plan	155,115	153,012	152,576	149,620
Weighted average number of shares outstanding used in diluted earnings per share	107,458,993	84,725,968	106,844,080	84,271,352

For the quarter and six months ended June 30, 2011, the potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.
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

New Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-10 entitled Derecognition of in Substance Real Estate - a Scope Clarification. The amendments in this update clarify the scope of current U.S. generally accepted accounting principals ("GAAP"). The amendments will resolve the diversity in practice about whether the guidance in subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
In December 2011, the FASB issued ASU 2011-11 amending its guidance on offsetting assets and liabilities in financial statements. The objective of this update will require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.
In June 2011, the FASB issued ASU 2011-05 which amended its guidance on the presentation of comprehensive income in financial statements. The new guidance requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this new guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance changed the presentation of NNN's condensed consolidated financial statements but did not have an effect on NNN's results of operations.
In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05, including a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net earnings is presented and the statement in which other comprehensive income is presented. The effective dates and expected changes to our presentation are the same as noted in ASU 2011-05 above.
Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. GAAP. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases:

June 30, 2012
Lease classification:
Operating	1,493
Direct financing	14
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 Years
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

Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2012	December 31, 2011
Land and improvements	$1,390,175	$1,315,339
Buildings and improvements	2,309,079	2,118,303
Leasehold interests	1,290	1,290
	3,700,544	3,434,932
Less accumulated depreciation and amortization	(302,435)	(270,023)
	3,398,109	3,164,909
Work in progress	87,710	60,210
	$3,485,819	$3,225,119

In connection with the improvements of leased Properties, NNN has the following funding commitments (dollars in thousands):

	June 30, 2012
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$167,243	$127,693	$39,550
(1) Includes land and construction costs.

Note 3 – Commercial Mortgage Residual Interests:

In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, Orange Avenue Mortgage Investments, Inc. (“OAMI”), for $1,603,000, and OAMI became a wholly owned subsidiary of NNN. NNN accounted for the transaction as an equity transaction in accordance with the FASB guidance on consolidation. OAMI holds the residual interests (“Residuals”) from seven commercial mortgage securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing, or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

Due to the expected timing of future cash flows relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2012	December 31, 2011
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 20.42% CPR	2.18% to 18.57% CPR
Foreclosures:
Frequency curve default model	0.1% - 3.9% range	0.2% - 4.7% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
(1) Conditional prepayment rate.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized gains	$213	$539	$213	$599
Other than temporary valuation impairment	2,718	267	2,718	396

Note 4 – Line of Credit Payable:

In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $52,946,000 and a weighted average interest rate of 1.8 percent during the six months ended June 30, 2012. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $650,000,000, subject to lender approval. As of June 30, 2012, $142,600,000 was outstanding and $307,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.

Note 5 – Stockholders' Equity:
The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Six Months Ended June 30,
	2012	2011
Series C preferred stock (1):
Dividends	$1,979	$3,392
Per share	0.5378	0.9218

Series D preferred stock (2):
Dividends	5,926	—
Per share	0.5153	—

Common stock:
Dividends	81,511	63,887
Per share	0.770	0.760
1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series D preferred stock dividends paid during the quarter ended June 30, 2012 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series D preferred stock has no maturity date and will remain outstanding unless redeemed.

In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
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
In May 2012, NNN established an at-the-market (“ATM”) equity program which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time over the next three years. NNN intends to use the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund potential property acquisitions and for other general corporate purposes. During the quarter and six months ended June 30, 2012, NNN issued approximately 395,000 shares of common stock through the ATM at an average price of $27.30 per share generating approximately $10,527,000 in net proceeds. In connection with the ATM, NNN incurred stock issuance costs totaling approximately $253,000, consisting primarily of underwriters' fees and commissions and legal and accounting fees.
In July 2012, NNN declared a dividend of $0.395 per share, which is payable in August 2012 to its common stockholders of record as of July 31, 2012.
In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Shares of common stock	1,881,807	2,284,335
Net proceeds	$49,476	$56,447

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

Note 7 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to properties which were sold or were held for sale as of June 30, 2012, as discontinued operations. The following is a summary of the earnings from discontinued operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$687	$1,273	$1,571	$2,163
Earned income from direct financing leases	—	20	6	40
Interest and other income from real estate transactions	110	165	262	359
	797	1,458	1,839	2,562
Operating expenses:
General and administrative	4	3	7	7
Real estate	192	346	478	621
Depreciation and amortization	35	132	95	263
Impairment losses and other charges	345	—	380	—
	576	481	960	891
Other expenses (revenues):
Interest expense	360	340	717	681
	360	340	717	681
Earnings before gain on disposition of real estate and income tax expense	(139)	637	162	990
Gain on disposition of real estate	2,438	1	2,752	132
Income tax expense	(60)	(70)	(97)	(117)
Earnings from discontinued operations attributable to NNN	2,239	568	2,817	1,005
Earnings attributable to noncontrolling interests	(5)	(33)	(17)	(93)
Earnings from discontinued operations attributable to NNN	$2,234	$535	$2,800	$912

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
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges hedging the variable cash flows associated with floating rate debt involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
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
As of June 30, 2012, $5,811,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the six months ended June 30, 2012 and 2011, NNN reclassed out of comprehensive income $114,000 as an increase to interest expense and $85,000 as a reduction to interest expense, respectively. Over the next 12 months, NNN estimates that an additional $240,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2012.

Note 9 – Segment Information:

As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Therefore, for the quarters and six months ended June 30, 2012 and 2011, NNN's operations are reported within one business segment in the condensed consolidated financial statements.

Note 10 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Six Months Ended June 30, 2012
Balance at beginning of period	$15,299
Total gains (losses) – realized/unrealized:
Included in earnings	(2,718)
Included in other comprehensive income	213
Interest income on Residuals	1,471
Cash received from Residuals	(1,870)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$12,395
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(130)

Note 11 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2012 and December 31, 2011, approximate fair value based upon current market prices of similar issues. At June 30, 2012 and December 31, 2011, the fair value of NNN’s notes payable and convertible notes payable, collectively, was 1,347,658,000 and $1,362,922,000, respectively, based upon the quoted market price, which is level one valuation.

Note 12 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after June 30, 2012, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

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

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” “may,” or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Current financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of revenues from tenants would reduce NNN's cash flow;

•	A significant portion of the source of NNN's Property Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN's financial position;

•	NNN may suffer a loss in the event of a default or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management could adversely affect performance and the value of its common stock;

•	Uninsured losses may adversely affect NNN's ability to pay outstanding indebtedness;

•	Acts of violence, terrorist attacks or war may adversely affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

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
As of June 30, 2012, NNN owned 1,506 Properties, with an aggregate gross leasable area of approximately 17,798,000 square feet, located in 47 states. Approximately 98 percent of total properties in the Property Portfolio were leased as of June 30, 2012. Effective May 1, 2012, none of NNN's Properties were operated.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio as of:

	June 30, 2012	December 31, 2011	June 30, 2011
Properties Owned:
Number	1,506	1,422	1,248
Total gross leasable area (square feet)	17,798,000	16,428,000	13,623,000
Properties:
Leased and operated	1,471	1,375	1,209
Percent of Properties – leased and operated	98%	97%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	17,331,000	15,681,000	12,912,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2012	December 31, 2011	June 30, 2011
1.	Convenience stores	22.6%	24.6%	22.9%
2.	Restaurants - full service	11.4%	9.4%	10.6%
3.	Automotive parts	6.0%	6.5%	7.6%
4.	Automotive service	5.9%	4.9%	5.3%
5.	Theaters	4.6%	5.0%	5.7%
6.	Sporting goods	4.5%	4.8%	4.5%
7.	Wholesale clubs	3.7%	4.0%	0.4%
8.	Restaurants - limited service	3.6%	3.6%	4.2%
9.	Drug Stores	3.2%	3.2%	3.8%
10.	Consumer electronics	3.2%	3.5%	2.5%
	Other	31.3%	30.5%	32.5%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisitions:
Number of Properties	27	25	94	54
Gross leasable area (square feet)	880,000	303,000	1,473,000	657,000
Total dollars invested(1)	$114,980	$54,208	$312,958	$109,261
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through borrowings under NNN's unsecured revolving credit facility or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of properties	7	—	10	2
Gross leasable area (square feet)	81,000	—	101,000	11,000
Net sales proceeds	$6,589	$—	$11,741	$1,831
Net gain	$2,438	$—	$2,752	$86

NNN typically uses the proceeds from property sales either to pay down the credit facility or reinvest in real estate.
Revenue from Continuing Operations Analysis
General.  During the quarter and six months ended June 30, 2012, NNN’s rental income increased primarily due to the increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
	2012	2011	2012	2011	Percent Increase (Decrease)	2012	2011	2012	2011	Percent Increase (Decrease)
			Percent of Total					Percent of Total
Rental Income(1)	$78,766	$58,403	95.2%	94.4%	34.9%	$153,072	$116,206	94.9%	94.2%	31.7%
Real estate expense reimbursement from tenants	2,505	2,142	3.0%	3.5%	16.9%	5,337	4,422	3.3%	3.6%	20.7%
Interest and other income from real estate transactions	764	543	0.9%	0.9%	40.7%	1,470	1,164	0.9%	0.9%	26.3%
Interest income on commercial mortgage residual interests	716	777	0.9%	1.2%	(7.9)%	1,471	1,544	0.9%	1.3%	(4.7)%
Total revenues from continuing operations	$82,751	$61,865	100.0%	100.0%	33.8%	$161,350	$123,336	100.0%	100.0%	30.8%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the quarter and six months ended June 30, 2012, as compared to the same period in 2011. The increase for the quarter and six months ended June 30, 2012, is primarily due to the acquisition of 93 properties with aggregate gross leasable area of approximately 1,466,000 square feet during the six months ended 2012 and 218 properties with aggregate gross leasable area of approximately 3,445,000 square feet during 2011.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the quarter and six months ended June 30, 2012, as compared to the same period in 2011, but remained relatively stable as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from certain properties acquired in 2011.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased during the quarter and six months ended June 30, 2012, primarily due to the increase in depreciation expense from certain properties acquired in 2011 and impairment on the commercial mortgage residual interest ("Residuals") valuations. The following table summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2012	2011		2012	2011	2012	2011
General and administrative	$7,024	$6,568	6.9%	21.4%	26.8%	8.5%	10.6%
Real estate	4,025	3,919	2.7%	12.3%	16.0%	4.9%	6.3%
Depreciation and amortization	19,032	13,765	38.3%	58.0%	56.1%	23.0%	22.3%
Impairment – commercial mortgage residual interests valuation	2,718	267	918.0%	8.3%	1.1%	3.3%	0.4%
Total operating expenses	$32,799	$24,519	33.8%	100.0%	100.0%	39.7%	39.6%

Interest and other income	$(361)	$(283)	27.6%	(1.9)%	(1.6)%	(0.4)%	(0.5)%
Interest expense	19,394	17,512	10.7%	101.9%	101.6%	23.4%	28.3%
Total other expenses	$19,033	$17,229	10.5%	100.0%	100.0%	23.0%	27.8%

The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2012	2011		2012	2011	2012	2011
General and administrative	$14,627	$13,226	10.6%	23.2%	27.3%	9.1%	10.7%
Real estate	8,597	7,573	13.5%	13.6%	15.7%	5.3%	6.1%
Depreciation and amortization	37,140	27,184	36.6%	58.9%	56.2%	23.0%	22.0%
Impairment – commercial mortgage residual interests valuation	2,718	396	586.4%	4.3%	0.8%	1.7%	0.3%
Total operating expenses	$63,082	$48,379	30.4%	100.0%	100.0%	39.1%	39.1%

Interest and other income	$(719)	$(625)	15.0%	(1.9)%	(1.8)%	(0.4)%	(0.5)%
Interest expense	39,039	35,174	11.0%	101.9%	101.8%	24.2%	28.5%
Total other expenses	$38,320	$34,549	10.9%	100.0%	100.0%	23.8%	28.0%

General and Administrative Expenses.  General and administrative expenses increased for the quarter and six months ended June 30, 2012, as compared to the same period in 2011, but decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses is primarily attributable to an increase in stock based incentive compensation.
Real Estate.  Real estate expenses increased for the quarter and six months ended June 30, 2012, as compared to the same period in 2011, but decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to an increase in tenant reimbursable expenses for certain properties acquired in 2011.
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and six months ended June 30, 2012, as compared to the quarter and six months ended June 30, 2011. The increase is primarily due to depreciation expense from the 218 properties with aggregate gross leasable area of approximately 3,445,000 square feet acquired during 2011.
Impairment  –  Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals fair value, during the six months ended June 30, 2012 and 2011, NNN recorded an other than temporary valuation adjustment of $2,718,000 and $396,000, respectively, as a reduction of earnings from operations.
Interest Expense.  Interest expense increased for the quarter and six months ended June 30, 2012, as compared to the same periods in 2011.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%, and

(ii)	the decrease of $138,154,000 in the weighted average debt outstanding on the Credit Facility for the six months ended June 30, 2012, as compared to the same period in 2011.
Discontinued Operations
Earnings (Loss). NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at June 30, 2012.
The following table summarizes the earnings from discontinued operations for the quarters ended June 30 (dollars in thousands):

	2012			2011
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	7	$2,438	$2,239	—	$1	$568
Noncontrolling interests	—	—	(5)	—	—	(33)
	7	$2,438	$2,234	—	$1	$535

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2012			2011
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	10	$2,752	$2,817	2	$87	$1,005
Noncontrolling interests	—	—	(17)	—	—	(93)
	10	$2,752	$2,800	2	$87	$912

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

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash and cash equivalents:
Provided by operating activities	$99,767	$77,859
Used in investing activities	(281,272)	(114,866)
Provided by financing activities	182,330	38,547
Increase	825	1,540
Net cash at beginning of period	2,082	2,048
Net cash at end of period	$2,907	$3,588

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN generally uses proceeds from its Credit Facility or from offerings of equity or debt securities in the capital markets to fund the acquisition of its properties. The change in cash provided by operations for the six months ended June 30, 2012 and 2011, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the six months ended June 30, 2012, included the following significant transactions:

•	$77,000 in net proceeds from NNN's credit facility,

•
$277,645,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") in February,

•	$92,000,000 paid to fully redeem NNN's 7.375% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"),

•	$49,476,000 in net proceeds from the issuance of 1,881,807 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$10,527,000 in net proceeds from the issuance of approximately 395,000 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$81,511,000 in dividends paid to common stockholders,

•	$1,979,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$5,926,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock, and

•	$50,000,000 in repayment of notes payable.
Contractual Obligations and Commercial Commitments. As of June 30, 2012, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$167,243	$127,693	$39,550
(1) Includes land and construction costs.
 As of June 30, 2012, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2011. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term net leases, which generally require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property, and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2012, NNN owned 35 vacant, un-leased Properties which accounted for less than two percent of total Properties held in NNN’s Property Portfolio.
NNN generally monitors the financial performance of NNN's significant tenants on an ongoing basis.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Six Months Ended June 30,
	2012	2011
Series C preferred stock (1):
Dividends	$1,979	$3,392
Per share	0.5378	0.9218

Series D preferred stock (2):
Dividends	5,926	—
Per share	0.5153	—

Common stock:
Dividends	81,511	63,887
Per share	0.770	0.760
1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series D preferred stock dividends paid during the quarter ended June 30, 2012 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series D preferred stock has no maturity date and will remain outstanding unless redeemed.

In July 2012, NNN declared a dividend of $0.395 per share which is payable in August 2012 to its common stockholders of record as of July 31, 2012.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total
Line of credit payable	$142,600	10.4%	$65,600	4.9%
Mortgages payable	29,341	2.1%	23,171	1.8%
Notes payable – convertible	357,479	26.0%	355,371	26.5%
Notes payable	845,237	61.5%	894,967	66.8%
Total outstanding debt	$1,374,657	100.0%	$1,339,109	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. In May 2011, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $52,946,000 and a weighted average interest rate of 1.8 percent during the quarter ended June 30, 2012. The Credit Facility matures May 2015, with an option by NNN to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature for NNN to increase the facility size up to $650,000,000, subject to lender approval. As of June 30, 2012, $142,600,000 was outstanding, and $307,400,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.
Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share conversion price):

Terms	2026 Notes(1)(3)		2028 Notes(1)(4)
Issue date	September 2006		March 2008
Net proceeds	$168,650		$228,576
Stated interest rate	3.950%		5.125%	(5)
Debt issuance costs	$3,850	(2)	$5,459
Earliest conversion date (6)	September 2025		June 2027
Earliest put option date	September 2016		June 2013
Maturity date	September 2026		June 2028
Original principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Outstanding principal balance at June 30, 2012	$138,700		$223,035

(1)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	The debt issuance costs associated with the 2026 Notes are fully amortized.

(3)	The conversion rate per $1 principal amount was 42.4552 shares of NNN's common stock, which is equivalent to a conversion price of $23.5542 per share of common stock.

(4)	The conversion rate per $1 principal amount was 39.4381 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3562 per share of common stock.

(5)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rate for the Notes is

7.192%.

(6)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.
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
Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2014(1)(2)(5)	June 2004	$150,000	$440	$149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of notes maturing in 2004.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss (as applicable).

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

(7)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2021 Notes using the effective interest method.

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
In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At June 30, 2012, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

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
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of July 27, 2012, the Series D Preferred Stock was not redeemable or convertible.
NNN used a portion of the net proceeds (including net proceeds from the underwriters' over-allotment exercise) of approximately $277,645,000 from the Series D Preferred Stock offering to redeem the Series C Preferred Stock for an aggregate redemption price of $92,000,000, excluding accumulated dividends of $283,000. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.
Common Stock Issuances. In May 2012, NNN established an ATM equity program which allows NNN to sell up to 9,000,000 shares of common stock from time to time over the next three years. NNN intends to use the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund potential property acquisitions and for other general corporate purposes. During the quarter and six months ended June 30, 2012, NNN issued approximately 395,000 shares of common stock through the ATM at an average price of $27.30 per share generating approximately $10,527,000 in net proceeds. In connection with the ATM, NNN incurred stock issuance costs totaling approximately $253,000, consisting primarily of underwriters' fees and commissions, and legal and accounting fees.
In February 2012, NNN filed a shelf registration statement which was automatically effective, with the Commission for its DRIP, which permits the issuance by NNN of up to 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Shares of common stock	1,881,807	2,284,335
Net proceeds	$49,476	$56,447

Commercial Mortgage Residual Interests

In connection with the independent valuations of the Residuals' fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of September 30, 2011. Due to changes in market conditions relating to residual assets, the independent valuation changed certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2012	December 31, 2011
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 20.42% CPR	2.18% to 18.57% CPR
Foreclosures:
Frequency curve default model	0.1% - 3.9% range	0.2% - 4.7% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1) Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized gains	$213	$539	$213	$599
Other than temporary valuation impairment	2,718	267	2,718	396

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2012, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2012, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2012 and December 31, 2011. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2012. The variable interest rates shown represent weighted average rate for the Credit Facility for the six months ended June 30, 2012. The table incorporates only those debt obligations that existed as of June 30, 2012, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2012.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2012	$—		$18,739	6.92%	$—
2013	—		1,127	6.79%	218,779	7.19%
2014	—		1,158	7.16%	149,892	5.91%
2015	142,600	1.78%	1,207	6.67%	149,838	6.19%
2016	—		6,842	5.26%	138,700	5.84%
Thereafter	—		268	8.47%	545,507	6.25%
Total	$142,600		$29,341	6.53%	$1,202,716	6.33%
Fair Value:
June 30, 2012	$142,600		$29,341		$1,347,658
December 31, 2011	$65,600		$23,171		$1,362,922

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $12,395,000 and $15,299,000 as of June 30, 2012 and December 31, 2011, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2012 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

3.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, dated February 21, 2012 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 23, 2012 and filed with the Securities and Exchange Commission on February 23, 2012, and incorporated herein by reference).

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

10.15
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.16
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.17
Form of Restricted Award Agreement - Special Grant between NNN and the Participant of NNN (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 3rd day of August, 2012.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer,
Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and Bylaws

	3.1	First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed herewith).

3.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share, dated February 21, 2012 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 23, 2012 and filed with the Securities and Exchange Commission on February 23, 2012, and incorporated herein by reference).

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

10.15
Form of Restricted Award Agreement - Performance between NNN and the Participant of NNN (filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.16
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

10.17
Form of Restricted Award Agreement - Service between NNN and the Participant of NNN (filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).