Form 10-Q
period 2012-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2012-11-05
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2012
OR
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
110,036,842 shares of common stock, $0.01 par value, outstanding as of October 30, 2012.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$3,565,782	$3,211,022
Accounted for using the direct financing method	24,539	26,518
Real estate held for sale	53,361	50,202
Investment in unconsolidated affiliate	—	4,358
Mortgages, notes and accrued interest receivable, net of allowance	29,682	33,428
Commercial mortgage residual interests	12,508	15,299
Cash and cash equivalents	141,446	2,082
Receivables, net of allowance of $1,057 and $1,403, respectively	1,220	2,149
Accrued rental income, net of allowance of $3,086 and $4,870, respectively	25,806	25,187
Debt costs, net of accumulated amortization of $17,887 and $15,381, respectively	11,318	10,832
Other assets	68,536	53,352
Total assets	$3,934,198	$3,434,429
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$65,600
Mortgages payable, including unamortized premium of $202 and $0, respectively	10,873	23,171
Notes payable – convertible, net of unamortized discount of $3,174 and $6,363, respectively	358,561	355,371
Notes payable, net of unamortized discount of $9,571 and $5,033, respectively	1,165,429	894,967
Accrued interest payable	22,112	15,108
Other liabilities	99,145	76,336
Total liabilities	1,656,120	1,430,553

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	—
Series C, 3,680,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	—	92,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 109,421,774 and 104,754,859 shares issued and outstanding, respectively	1,096	1,049
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,075,112	1,958,225
Retained earnings (loss)	(83,497)	(44,946)
Accumulated other comprehensive income (loss)	(3,448)	(3,830)
Total stockholders’ equity of NNN	2,276,763	2,002,498
Noncontrolling interests	1,315	1,378
Total equity	2,278,078	2,003,876
Total liabilities and equity	$3,934,198	$3,434,429
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$80,411	$62,158	$230,415	$175,463
Earned income from direct financing leases	608	639	1,854	2,072
Percentage rent	242	229	574	476
Real estate expense reimbursement from tenants	2,647	2,437	7,967	6,859
Interest and other income from real estate transactions	512	381	1,982	1,534
Interest income on commercial mortgage residual interests	593	782	2,064	2,325
	85,013	66,626	244,856	188,729
Retail operations:
Revenues	—	12,402	19,008	33,702
Operating expenses	—	(11,563)	(18,543)	(32,175)
Net	—	839	465	1,527
Operating expenses:
General and administrative	8,652	7,036	23,278	20,261
Real estate	3,878	4,434	12,437	11,983
Depreciation and amortization	17,465	14,777	54,253	41,707
Impairment – commercial mortgage residual interests valuation	—	—	2,718	396
Impairment losses and other charges	7,261	—	7,296	—
	37,256	26,247	99,982	74,347
Earnings from operations	47,757	41,218	145,339	115,909
Other expenses (revenues):
Interest and other income	(1,194)	(457)	(1,913)	(1,083)
Interest expense	22,866	20,086	61,905	55,260
	21,672	19,629	59,992	54,177
Earnings from continuing operations before income tax benefit (expense) and equity in earnings of unconsolidated affiliate	26,085	21,589	85,347	61,732
Income tax benefit (expense)	7,426	(68)	7,190	(258)
Equity in earnings of unconsolidated affiliate	3,769	109	4,074	321
Earnings from continuing operations	37,280	21,630	96,611	61,795
Earnings from discontinued operations, net of income tax expense (Note 9)	710	978	4,679	2,936
Earnings including noncontrolling interests	37,990	22,608	101,290	64,731
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	32	20	87	113
Discontinued operations	(7)	4	(24)	(89)
	25	24	63	24
Net earnings attributable to NNN	$38,015	$22,632	$101,353	$64,755

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net earnings attributable to NNN	$38,015	$22,632	$101,353	$64,755
Series C preferred stock dividends	—	(1,696)	(1,979)	(5,089)
Series D preferred stock dividends	(4,762)	—	(10,688)	—
Excess of redemption value over carrying value of preferred shares redeemed	—	—	(3,098)	—
Net earnings attributable to common stockholders	$33,253	$20,936	$85,588	$59,666
Net earnings per share of common stock:
Basic:
Continuing operations	$0.30	$0.23	$0.76	$0.67
Discontinued operations	0.01	0.01	0.04	0.03
Net earnings	$0.31	$0.24	$0.80	$0.70
Diluted:
Continuing operations	$0.29	$0.23	$0.75	$0.66
Discontinued operations	0.01	0.01	0.04	0.03
Net earnings	$0.30	$0.24	$0.79	$0.69
Weighted average number of common shares outstanding:
Basic	107,487,935	87,109,406	106,140,002	84,896,946
Diluted	110,339,705	87,788,250	108,091,909	85,438,870
Other comprehensive income:
Net earnings attributable to NNN	$38,015	$22,632	$101,353	$64,755
Amortization of interest rate hedges	57	38	171	(47)
Fair value treasury locks	—	—	—	(5,218)
Unrealized gain - commercial mortgage residual interests	—	—	213	599
Stock value adjustments	(1)	(8)	(2)	(34)
Comprehensive income attributable to NNN	$38,071	$22,662	$101,735	$60,055

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Earnings including noncontrolling interests	$101,290	$64,731
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	7,010	5,057
Depreciation and amortization	54,926	42,802
Impairment losses and other charges	9,043	431
Impairment – commercial mortgage residual interests valuation	2,718	396
Amortization of notes payable discount	3,641	5,032
Amortization of debt costs	2,506	—
Amortization of mortgages payable premium	(14)	—
Amortization of deferred interest rate hedges	171	(47)
Equity in earnings of unconsolidated affiliate	(4,074)	(321)
Distributions received from unconsolidated affiliate	7,019	432
Gain on disposition of real estate portfolio	(4,446)	(140)
Gain on note receivable and property foreclosure	(198)	—
Other	—	266
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(4,941)	(790)
Proceeds from disposition of held for sale real estate	—	1,058
Decrease in real estate leased to others using the direct financing method	1,222	1,191
Increase in work in process	(1,225)	(856)
Decrease in mortgages, notes and accrued interest receivable	37	170
Decrease in receivables	1,014	1,734
Decrease (increase) in commercial mortgage residual interests	286	(204)
Decrease (increase) in accrued rental income	(695)	93
Decrease in other assets	1,365	571
Increase in accrued interest payable	7,004	15,029
Increase (decrease) in other liabilities	(4,893)	1,548
Increase (decrease) in current tax liability	(7,192)	962
Net cash provided by operating activities	171,574	139,145
Cash flows from investing activities:
Proceeds from the disposition of real estate, Investment Portfolio	32,371	8,138
Additions to real estate:
Accounted for using the operating method	(414,843)	(434,532)
Accounted for using the direct financing method	—	(1,747)
Increase in mortgages and notes receivable	(8,768)	(5,706)
Principal payments on mortgages and notes receivable	10,668	4,938
Payment of lease costs	(1,583)	(862)
Return of investment from unconsolidated affiliate	1,220	—
Other	(313)	(2,191)
Net cash used in investing activities	(381,248)	(431,962)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Proceeds from line of credit payable	$685,900	$504,800
Repayment of line of credit payable	(751,500)	(665,800)
Payment of interest rate hedge	—	(5,300)
Proceeds from notes payable	320,011	295,731
Repayment of notes payable	(50,000)	—
Payment of debt costs	(2,992)	(5,464)
Repayment of mortgages payable	(19,134)	(816)
Proceeds from issuance of common stock	119,259	299,528
Proceeds from issuance of preferred stock	287,500	—
Redemption of preferred stock	(92,000)	—
Payment of Series C preferred stock dividends	(1,979)	(5,089)
Payment of Series D preferred stock dividends	(10,688)	—
Payment of common stock dividends	(124,139)	(96,915)
Noncontrolling interest distributions	—	(45)
Noncontrolling interest contributions	—	41
Stock issuance costs	(11,200)	(10,224)
Net cash provided by financing activities	349,038	310,447
Net increase in cash and cash equivalents	139,364	17,630
Cash and cash equivalents at beginning of year	2,082	2,048
Cash and cash equivalents at end of year	$141,446	$19,678
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$50,872	$37,117
Taxes paid (received)	$125	$(541)
Supplemental disclosure of noncash investing and financing activities:
Issued 396,577 and 141,351 shares of restricted and unrestricted common stock in 2012 and 2011, respectively, pursuant to NNN’s performance incentive plan	$8,576	$3,456
Issued 12,373 and 6,975 shares of common stock in 2012 and 2011, respectively, to directors pursuant to NNN’s performance incentive plan	$346	$177
Issued 14,836 and 19,962 shares of common stock in 2012 and 2011, respectively, pursuant to NNN’s Deferred Director Fee Plan	$223	$338
Surrender of 4,712 and of 5,215 shares of restricted common stock in 2012 and 2011, respectively	$113	$109
Change in other comprehensive income	$(382)	$(4,701)
Change in lease classification (direct financing lease to operating lease)	$757	$3,407
Mortgage payable assumed in connection with real estate transaction	$6,634	$—
Real estate acquired in connection with mortgage receivable foreclosure	$490	$—
Real estate received in note receivable foreclosure	$1,595	$—

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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
NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).

September 30, 2012
Property Portfolio:
Total properties	1,530
Gross leasable area (square feet)	18,331,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2012, may not be indicative of the results that may be expected for the year ending December 31, 2012. Amounts as of December 31, 2011, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2011.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and nine months ended September 30, 2012, NNN recorded $336,000 and $1,204,000, respectively, in capitalized interest and recorded $278,000 and $846,000 in capitalized interest during the same periods in 2011, respectively.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	September 30, 2012	December 31, 2011
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$6,910	$5,907
Value of in-place leases, net	38,525	31,970
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	24,515	23,367
Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting. During the quarter ended September 30, 2012, NNN Crow JV sold all of its assets and paid off its bank term loan as of September 30, 2012.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and Diluted Earnings:
Net earnings attributable to NNN	$38,015	$22,632	$101,353	$64,755
Less: Series C preferred stock dividends	—	(1,696)	(1,979)	(5,089)
Less: Series D preferred stock dividends	(4,762)	—	(10,688)	—
Less: Excess of redemption value over carrying value of preferred shares redeemed	—	—	(3,098)	—
Net earnings available to NNN’s common stockholders	33,253	20,936	85,588	59,666
Less: Earnings attributable to unvested restricted shares	(215)	(160)	(525)	(442)
Net earnings used in basic earnings per share	33,038	20,776	85,063	59,224
Reallocated undistributed loss	(1)	(1)	(4)	(2)
Net earnings used in diluted earnings per share	$33,037	$20,775	$85,059	$59,222

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	108,461,120	88,008,849	107,039,590	85,772,590
Less: Unvested restricted stock	(696,270)	(647,617)	(652,890)	(623,818)
Less: Contingent shares	(276,915)	(251,826)	(246,698)	(251,826)
Weighted average number of shares outstanding used in basic earnings per share	107,487,935	87,109,406	106,140,002	84,896,946
Effects of dilutive securities:
Contingent shares	—	—	8,459	—
Convertible notes payable	2,692,153	516,775	1,787,275	385,942
Common stock options	—	2,669	1,287	3,093
Directors’ deferred fee plan	159,617	159,400	154,886	152,889
Weighted average number of shares outstanding used in diluted earnings per share	110,339,705	87,788,250	108,091,909	85,438,870

For the nine months ended September 30, 2011, the potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.
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

New Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-10 entitled Derecognition of in Substance Real Estate - a Scope Clarification. The amendments in this update clarify the scope of current GAAP. The amendments will resolve the diversity in practice about whether the guidance in subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
In December 2011, the FASB issued ASU 2011-11 amending its guidance on offsetting assets and liabilities in financial statements. The objective of this update will require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.
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
Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant estimates include provision for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.
Correction of Immaterial Errors – During the quarter ended September 30, 2012, NNN identified certain immaterial errors related to deferred tax assets and the related valuation allowance. In 2009, NNN incurred a loss on foreclosure and impairment charges associated with acquiring the operations of one of its lessees. The properties and operations were transferred to taxable REIT subsidiaries upon foreclosure. Certain charges associated with the acquisition and impaired properties should have been recorded in NNN’s qualified REIT subsidiaries prior to the properties’ transfer to the taxable REIT subsidiary group. Deferred tax assets associated with the book charges of $10.3 million in that year were inappropriately recorded in the taxable REIT subsidiary group. A valuation allowance for the full amount of the deferred tax assets was also recorded in 2009. In the quarter ended September 30, 2012, NNN decreased deferred tax assets and the related valuation allowance by $10.3 million each to correct the error.
NNN further reviewed its conclusions in previous periods, commencing in 2009, with respect to the realizability of the remaining deferred tax assets. Upon further review, NNN determined that its available sources of income supported full realizability of the gross deferred tax assets as of December 31, 2009, 2010 and 2011, respectively. As a result, NNN determined that it had previously understated its deferred income tax benefit in the years ended December 31, 2010 and 2009 by $3.1 million and $4.6 million, respectively, and understated its net deferred tax assets by $7.7 million as of December 31, 2011 and 2010, respectively, in its financial statements for the three-year period ended December 31, 2011. NNN corrected this in third quarter of 2012 by reversing the valuation allowance and recording an income tax benefit of $7.7 million. NNN reviewed the impact of correcting the prior period errors in 2012 as well as its impact on prior periods in accordance with SAB Topics 1.M and 1.N and determined that the misstatements did not have a material effect on the Company’s financial position, results of operations, trends in earnings, or cash flows for any of the periods presented.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases:

September 30, 2012
Lease classification:
Operating	1,511
Direct financing	14
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 Years
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2012	December 31, 2011
Land and improvements	$1,411,703	$1,310,785
Buildings and improvements	2,364,209	2,113,490
Leasehold interests	1,290	1,290
	3,777,202	3,425,565
Less accumulated depreciation and amortization	(317,858)	(269,472)
	3,459,344	3,156,093
Work in progress	106,438	54,929
	$3,565,782	$3,211,022

In connection with the improvements of leased Properties, NNN has the following funding commitments (dollars in thousands):

	September 30, 2012
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$184,286	$146,715	$37,571
(1) Includes land and construction costs.

Note 3 - Impairments - Real Estate:

Management periodically assesses the Company's real estate for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations.  Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are vacant, and the ability to sell properties at an attractive price. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset.

As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Continuing operations	$7,261	$—	$7,296	$—
Discontinued operations	1,402	431	1,747	431
	$8,663	$431	$9,043	$431

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

Note 4 – Commercial Mortgage Residual Interests:

Orange Avenue Mortgage Investments, Inc. ("OAMI") holds the residual interests (“Residuals”) from seven commercial mortgage securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing, or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

Due to the expected timing of future cash flows relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2012	December 31, 2011
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 20.42% CPR	2.18% to 18.57% CPR
Foreclosures:
Frequency curve default model	0.1% - 3.9% range	0.2% - 4.7% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
(1) Conditional prepayment rate.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Unrealized gains	$213	$599
Other than temporary valuation impairment	2,718	396
There were no other than temporary valuation impairments recorded in the quarters ended September 30, 2012 and 2011, respectively.

Note 5 – Line of Credit Payable:

In May 2011, NNN amended and restated its credit agreement, increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $59,015,000 and a weighted average interest rate of 1.8% during the nine months ended September 30, 2012. The Credit Facility matures May 2015, with an option to extend maturity to May 2016. The Credit Facility bears interest at LIBOR plus 150 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $650,000,000, subject to lender approval. As of September 30, 2012, there was no outstanding balance, and $450,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.

Note 6 – Notes Payable:

In August 2012, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued $325,000,000 principal amount of 3.80% Notes due October 2022 (“2022 Notes”). The 2022 Notes were sold at a discount at an aggregate purchase price of $320,011,000 with interest payable semi-annually commencing on October 15, 2012. The discount of $4,989,000 is being amortized to interest expense over the term of the debt obligation using the effective interest method. The effective interest rate on the 2022 Notes after the note discount is 3.98%.

The 2022 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2022 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated August 7, 2012, relating to the 2022 Notes.

NNN received approximately $317,094,000 of proceeds in connection with the issuance of the 2022 Notes, net of debt issuance cost totaling $2,917,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, printing fees, and rating agency fees. The debt costs are being amortized to interest expense over the term of the 2022 Notes using the effective interest method.

Note 7 – Stockholders' Equity:
The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2012	2011
Series C preferred stock (1):
Dividends	$1,979	$5,089
Per share	0.5378	1.3828

Series D preferred stock (2):
Dividends	10,688	—
Per share	0.9293	—

Common stock:
Dividends	124,139	96,915
Per share	1.165	1.145
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
In March 2012, NNN redeemed all outstanding depositary shares (3,680,000) representing interests in its 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000, representing Series C Preferred Stock issuance costs.
In May 2012, NNN established an at-the-market (“ATM”) equity program which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time over the next three years. During the nine months ended September 30, 2012, NNN issued 2,251,798 shares of common stock through the ATM at an average price of $29.05 per share generating approximately $65,420,000 in net proceeds. In connection with the ATM, NNN incurred stock issuance costs totaling approximately $1,171,000, consisting primarily of underwriters' fees and commissions and legal and accounting fees.

In October 2012, NNN declared a dividend of $0.395 per share, which is payable in November 2012 to its common stockholders of record as of October 31, 2012.
In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Shares of common stock	1,994,113	2,423,611
Net proceeds	$52,781	$59,707

Note 8 – Income Taxes:
NNN has elected to be taxed as a REIT under the Internal Revenue Code (“Code”), commencing with its taxable year ended December 31, 1984.  To qualify as a REIT, NNN must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income to its stockholders.  NNN intends to adhere to these requirements and maintain its REIT status. As a REIT, NNN generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders.  NNN may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income, if any.  The provision for federal income taxes in NNN's consolidated financial statements relates to its TRS operations and any potential taxable built-in gain.  NNN's tax provision for the nine months ended September 30, 2012 includes a $7.7 million adjustment to the valuation allowance as discussed in Note 1.

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

NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since adopting the guidance. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2009 through 2012. NNN also files in many states with varying open years under statute.

Note 9 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to properties which were sold or were held for sale as of September 30, 2012, as discontinued operations. The following is a summary of the earnings from discontinued operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$1,011	$2,163	$4,072	$5,547
Earned income from direct financing leases	—	19	6	59
Interest and other income from real estate transactions	138	144	417	514
	1,149	2,326	4,495	6,120
Operating expenses:
General and administrative	3	4	11	11
Real estate	269	283	785	929
Depreciation and amortization	78	248	525	766
Impairment losses and other charges	1,402	431	1,747	431
	1,752	966	3,068	2,137
Other expenses:
Interest expense	356	345	1,072	1,025
	356	345	1,072	1,025
Earnings (loss) before gain on disposition of real estate and income tax expense	(959)	1,015	355	2,958
Gain on disposition of real estate	1,694	8	4,446	140
Income tax expense	(25)	(45)	(122)	(162)
Earnings from discontinued operations attributable to NNN	710	978	4,679	2,936
Loss (earnings) attributable to noncontrolling interests	(7)	4	(24)	(89)
Earnings from discontinued operations attributable to NNN	$703	$982	$4,655	$2,847

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
As of September 30, 2012, $5,753,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the nine months ended September 30, 2012 and 2011, NNN reclassed out of comprehensive income $171,000 as an increase to interest expense and $47,000 as a reduction to interest expense, respectively. Over the next 12 months, NNN estimates that an additional $244,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2012.

Note 11 – Segment Information:

As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting. Therefore, for the quarters and nine months ended September 30, 2012 and 2011, NNN's operations are reported within one business segment in the condensed consolidated financial statements.

Note 12 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Nine Months Ended September 30, 2012
Balance at beginning of period	$15,299
Total gains (losses) – realized/unrealized:
Included in earnings	(2,718)
Included in other comprehensive income	213
Interest income on Residuals	2,064
Cash received from Residuals	(2,350)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$12,508
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(130)

Note 13 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2012 and December 31, 2011, approximate fair value based upon current market prices of similar issues. At September 30, 2012 and December 31, 2011, the fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,721,663,000 and $1,362,922,000, respectively, based upon the quoted market price, which is level one valuation.

Note 14 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after September 30, 2012, the date of the condensed consolidated balance sheet.
In September 2012, the market price condition on NNN's 3.95% convertible senior notes due 2026 ("2026 Notes") was satisfied, and the 2026 Notes became convertible during the quarter beginning October 1, 2012. The 2026 Notes are currently convertible at a rate of 42.624 shares of NNN's common stock per $1,000 principal amount of 2026 Notes. Through November 2, 2012, approximately $100.6 million principal amount of 2026 Notes had been surrendered for conversion, and approximately $38.1 million principal amount of 2026 Notes remained outstanding.
On October 31, 2012, NNN announced it had amended its Credit Facility, increasing its borrowing capacity from $450,000,000 to $500,000,000, reducing its interest rate to LIBOR plus 117.5 basis points based on NNN's current debt rating, extending the Credit Facility's maturity to October 2016 and amending certain other terms.
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

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” “may,” or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of revenues from tenants would reduce NNN's cash flow;

•	A significant portion of the source of NNN's Property Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN's financial position;

•	NNN may suffer a loss in the event of a default or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition with numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management could adversely affect performance and the value of its common stock;

•	Uninsured losses may adversely affect NNN's ability to pay outstanding indebtedness;

•	Acts of violence, terrorist attacks or war may adversely affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

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
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).
As of September 30, 2012, NNN owned 1,530 Properties, with an aggregate gross leasable area of approximately 18,331,000 square feet, located in 47 states. Approximately 98 percent of total properties in the Property Portfolio were leased as of September 30, 2012.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio as of:

	September 30, 2012	December 31, 2011	September 30, 2011
Properties Owned:
Number	1,530	1,422	1,298
Total gross leasable area (square feet)	18,331,000	16,428,000	15,342,000
Properties:
Leased and operated	1,497	1,375	1,261
Percent of Properties – leased and operated	98%	97%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	17,755,000	15,681,000	14,699,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2012	December 31, 2011	September 30, 2011
1.	Convenience stores	21.6%	24.6%	21.4%
2.	Restaurants - full service	11.3%	9.4%	9.9%
3.	Automotive service	6.4%	4.9%	5.2%
4.	Automotive parts	5.8%	6.5%	7.1%
5.	Theaters	4.5%	5.0%	5.5%
6.	Sporting goods	4.5%	4.8%	5.4%
7.	Wholesale clubs	3.6%	4.0%	4.4%
8.	Restaurants - limited service	3.5%	3.6%	3.6%
9.	Home improvement	3.2%	2.1%	1.2%
10.	Drug stores	3.2%	3.2%	3.4%
	Other	32.4%	31.9%	32.9%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisitions:
Number of Properties	30	53	124	107
Gross leasable area (square feet)	575,000	1,816,000	2,048,000	2,473,000
Total dollars invested(1)	$139,600	$335,864	$452,558	$445,338
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through borrowings under NNN's unsecured revolving credit facility or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Number of properties	8	3	18	5
Gross leasable area (square feet)	40,000	94,000	141,000	105,000
Net sales proceeds	$20,347	$7,307	$32,088	$9,138
Net gain	$1,694	$8	$4,446	$140

NNN typically uses the proceeds from property sales either to pay down the credit facility or reinvest in real estate.
Revenue from Continuing Operations Analysis
General.  During the quarter and nine months ended September 30, 2012, rental income increased primarily due to the increase in rental income from property acquisitions (See “Results of Operations - Property Analysis - Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
	2012	2011	2012	2011	Percent Increase (Decrease)	2012	2011	2012	2011	Percent Increase (Decrease)
			Percent of Total					Percent of Total
Rental Income(1)	$81,261	$63,026	95.6%	94.6%	28.9%	$232,843	$178,011	95.1%	94.3%	30.8%
Real estate expense reimbursement from tenants	2,647	2,437	3.1%	3.7%	8.6%	7,967	6,859	3.3%	3.7%	16.2%
Interest and other income from real estate transactions	512	381	0.6%	0.6%	34.4%	1,982	1,534	0.8%	0.8%	29.2%
Interest income on commercial mortgage residual interests	593	782	0.7%	1.1%	(24.2)%	2,064	2,325	0.8%	1.2%	(11.2)%
Total revenues from continuing operations	$85,013	$66,626	100.0%	100.0%	27.6%	$244,856	$188,729	100.0%	100.0%	29.7%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Rental Income.  Rental Income increased in amount and slightly increased as a percent of the total revenues from continuing operations for the quarter and nine months ended September 30, 2012, as compared to the same period in 2011. The increase for the quarter and nine months ended September 30, 2012, is primarily due to the acquisition of 123 properties with aggregate gross leasable area of approximately 2,040,000 square feet during the nine months ended September 30, 2012 and 218 properties with aggregate gross leasable area of approximately 3,448,000 square feet during 2011.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the quarter and nine months ended September 30, 2012, as compared to the same period in 2011, but remained relatively stable as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from certain properties acquired in 2011.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2012, primarily due to the increase in depreciation expense from certain properties acquired in 2011, impairment losses and other charges, and the impairment on the commercial mortgage residual interests ("Residuals") valuations. The following table summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2012	2011		2012	2011	2012	2011
General and administrative	$8,652	$7,036	23.0%	23.2%	26.8%	10.2%	10.6%
Real estate	3,878	4,434	(12.5)%	10.4%	16.9%	4.6%	6.7%
Depreciation and amortization	17,465	14,777	18.2%	46.9%	56.3%	20.5%	22.2%
Impairment losses and other charges	$7,261	$—	N/C (1)	19.5%	—	8.5%	—
Total operating expenses	$37,256	$26,247	41.9%	100.0%	100.0%	43.8%	39.5%

Interest and other income	$(1,194)	$(457)	161.3%	(5.5)%	(2.3)%	(1.4)%	(0.7)%
Interest expense	22,866	20,086	13.8%	105.5%	102.3%	26.9%	30.1%
Total other expenses	$21,672	$19,629	10.4%	100.0%	100.0%	25.5%	29.4%
(1) Not Calculable ("N/C")
The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2012	2011		2012	2011	2012	2011
General and administrative	$23,278	$20,261	14.9%	23.3%	27.3%	9.5%	10.7%
Real estate	12,437	11,983	3.8%	12.4%	16.1%	5.1%	6.3%
Depreciation and amortization	54,253	41,707	30.1%	54.3%	56.1%	22.2%	22.1%
Impairment – commercial mortgage residual interests valuation	2,718	396	586.4%	2.7%	0.5%	1.1%	0.2%
Impairment losses and other charges	$7,296	$—	N/C (1)	7.3%	—	3.0%	—
Total operating expenses	$99,982	$74,347	34.5%	100.0%	100.0%	40.9%	39.3%

Interest and other income	$(1,913)	$(1,083)	76.6%	(3.2)%	(2.0)%	(0.8)%	(0.6)%
Interest expense	61,905	55,260	12.0%	103.2%	102.0%	25.3%	29.3%
Total other expenses	$59,992	$54,177	10.7%	100.0%	100.0%	24.5%	28.7%

(1) Not Calculable ("N/C")
General and Administrative Expenses.   General and administrative expenses increased for the quarter and nine months ended September 30, 2012, as compared to the same period in 2011, but decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses is primarily attributable to an increase in stock based incentive compensation.
Real Estate.  Real estate expenses increased for the nine months ended September 30, 2012 but decreased for the quarter ended September 30, 2012, as compared to the same periods in 2011. Real estate expenses decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in expense for the nine months ended September 30, 2012, is primarily due to an increase in tenant reimbursable expenses for certain properties acquired in 2011. The decrease for the quarter ended September 30, 2012, is primarily resulting from a reduction of expenses due to the leasing of certain vacant properties.

Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the nine months ended September 30, 2012, as compared with 2011. The increase is primarily due to depreciation expense from the 218 properties with aggregate gross leasable area of approximately 3,445,000 square feet acquired during 2011.
Impairment  –  Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals fair value, during the nine months ended September 30, 2012 and 2011, NNN recorded an other than temporary valuation adjustment of $2,718,000 and $396,000, respectively, as a reduction of earnings from operations. No other than temporary valuation adjustments were recorded during the quarters ended September 30, 2012 and 2011, respectively.
Interest Expense.  Interest expense increased for the quarter and nine months ended September 30, 2012, as compared to the same periods in 2011.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%,

(ii)	the issuance of $325,000,000 in August 2012 of notes payable with a maturity of October 2022, and stated interest rate of 3.800%,

(iii)	the payoff of the $50,000,000 7.750% notes payable in June 2012,

(iv)	the decrease of $76,726,000 in the weighted average debt outstanding on the credit facility for the nine months ended September 30, 2012, as compared to the same period in 2011, and

(v)	the repayment of a mortgage in July 2012, with a balance of $18,488,000 at December 31, 2011 and an interest rate of 6.90%.
Discontinued Operations
Earnings. NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at September 30, 2012.
The following table summarizes the earnings from discontinued operations for the quarters ended September 30 (dollars in thousands):

	2012			2011
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	8	$1,694	$710	3	$8	$978
Noncontrolling interests	—	—	(7)	—	—	4
	8	$1,694	$703	3	$8	$982

The following table summarizes the earnings from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2012			2011
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	18	$4,446	$4,679	5	$140	$2,936
Noncontrolling interests	—	—	(24)	—	—	(89)
	18	$4,446	$4,655	5	$140	$2,847

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
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents:
Provided by operating activities	$171,574	$139,145
Used in investing activities	(381,248)	(431,962)
Provided by financing activities	349,038	310,447
Increase	139,364	17,630
Net cash at beginning of period	2,082	2,048
Net cash at end of period	$141,446	$19,678

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN generally uses proceeds from its Credit Facility or from offerings of equity or debt securities in the capital markets to fund the acquisition of its properties. The change in cash provided by operations for the nine months ended September 30, 2012 and 2011, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the nine months ended September 30, 2012, included the following significant transactions:

•	$65,600,000 in net payments on NNN's credit facility,

•
$277,645,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") in February,

•	$92,000,000 paid to fully redeem NNN's 7.375% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"),

•	$52,781,000 in net proceeds from the issuance of 1,994,113 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$65,420,000 in net proceeds from the issuance of approximately 2,251,798 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$124,139,000 in dividends paid to common stockholders,

•	$1,979,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$10,688,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$50,000,000 in repayment of the 7.75% notes payable,

•	$317,094,000 in net proceeds from the issuance of the 3.80% notes payable, and

•	$18,488,000 repayment of a mortgage with an interest rate of 6.90%.
Contractual Obligations and Commercial Commitments. As of September 30, 2012, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$184,286	$146,715	$37,571
(1) Includes land and construction costs.

 As of September 30, 2012, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2011. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2012, NNN owned 33 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio.
NNN generally monitors the financial performance of its significant tenants on an ongoing basis.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2012	2011
Series C preferred stock (1):
Dividends	$1,979	$5,089
Per share	0.5378	1.3828

Series D preferred stock (2):
Dividends	10,688	—
Per share	0.9293	—

Common stock:
Dividends	124,139	96,915
Per share	1.165	1.145

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

In October 2012, NNN declared a dividend of $0.395 per share which is payable in November 2012 to its common stockholders of record as of October 31, 2012.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2012	Percentage of Total	December 31, 2011	Percentage of Total
Line of credit payable	$—	—%	$65,600	4.9%
Mortgages payable	10,873	0.7%	23,171	1.8%
Notes payable – convertible	358,561	23.4%	355,371	26.5%
Notes payable	1,165,429	75.9%	894,967	66.8%
Total outstanding debt	$1,534,863	100.0%	$1,339,109	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. In May 2011, NNN amended and restated its credit agreement, increasing the borrowing capacity under its unsecured revolving credit facility from $400,000,000 to $450,000,000 and amending certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $59,015,000 and a weighted average interest rate of 1.8 percent during the nine months ended September 30, 2012. As of September 30, 2012, there was no outstanding balance, and

$450,000,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.
On October 31, 2012, NNN announced that it had further amended its Credit Facility, increasing its borrowing capacity from $450,000,000 to $500,000,000 (as so amended, the “Amended Credit Facility”).The Amended Credit Facility matures October 2016, with an option by NNN to extend maturity to October 2017. The Amended Credit Facility will initially bear interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Amended Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,000,000,000, subject to lender approval.
Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share conversion price):

Terms	2026 Notes(1)(3)		2028 Notes(1)(4)
Issue date	September 2006		March 2008
Net proceeds	$168,650		$228,576
Stated interest rate	3.950%		5.125%	(5)
Debt issuance costs	$3,850	(2)	$5,459
Earliest conversion date (6)	September 2025		June 2027
Earliest put option date	September 2016		June 2013
Maturity date	September 2026		June 2028
Original principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Outstanding principal balance at September 30, 2012	$138,700		$223,035

(1)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	The debt issuance costs associated with the 2026 Notes are fully amortized.

(3)	The conversion rate per $1 principal amount was 42.5427 shares of NNN's common stock, which is equivalent to a conversion price of $23.5058 per share of common stock.

(4)	The conversion rate per $1 principal amount was 39.4651 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3388 per share of common stock.

(5)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rate for the Notes is 7.192%.

(6)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.
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
In September 2012, the market price condition on NNN's 3.95% convertible senior notes due 2026 ("2026 Notes") was satisfied, and the 2026 Notes became convertible during the quarter beginning October 1, 2012. The 2026 Notes are currently convertible at a rate of 42.624 shares of NNN's common stock per $1,000 principal amount of 2026 Notes. Through November 2, 2012, approximately $100.6 million principal amount of 2026 Notes had been surrendered for conversion, and approximately $38.1 million principal amount of 2026 Notes remained outstanding.
Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2014(1)(2)(5)	June 2004	$150,000	$440	$149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022(1)	August 2012	325,000	4,989	320,011	3.800%	3.984%	October 2022

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of notes maturing in 2004.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss (as applicable).

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
In connection with the note offerings, NNN incurred aggregate debt issuance costs totaling $10,410,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized to interest expense over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At September 30, 2012, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.

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
6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of October 30, 2012, the Series D Preferred Stock was not redeemable or convertible.
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
Common Stock Issuances. In May 2012, NNN established an ATM equity program which allows NNN to sell up to 9,000,000 shares of common stock from time to time over the next three years. NNN intends to use the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund potential property acquisitions and for other general corporate purposes. During the nine months ended September 30, 2012, NNN issued 2,251,798 shares of common stock through the ATM at an average price of $29.05 per share generating approximately $65,420,000 in net proceeds. In connection with the ATM, NNN incurred stock issuance costs totaling approximately $1,171,000, consisting primarily of underwriters' fees and commissions, and legal and accounting fees.
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

	Nine Months Ended September 30,
	2012	2011
Shares of common stock	1,994,113	2,423,611
Net proceeds	$52,781	$59,707

Commercial Mortgage Residual Interests

The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2012	December 31, 2011
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 20.42% CPR	2.18% to 18.57% CPR
Foreclosures:
Frequency curve default model	0.1% - 3.9% range	0.2% - 4.7% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1) Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Unrealized gains	$213	$599
Other than temporary valuation impairment	2,718	396
There were no other than temporary valuation impairments recorded in the quarters ended September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2012, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2012, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2012 and December 31, 2011. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2012. The table incorporates only those debt obligations that existed as of September 30, 2012, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2012.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation		Effective Interest Rate
2012	$270	6.78%	$—		—
2013	1,128	6.79%	219,861		7.19%
2014	1,158	6.71%	149,906		5.91%
2015	1,207	6.67%	149,848		6.19%
2016	6,842	5.26%	138,700	(3)	5.84%
Thereafter	268	8.47%	865,675		5.42%
Total	$10,873	5.91%	$1,523,990		5.83%
Fair Value:
September 30, 2012	$10,873		$1,721,663
December 31, 2011	$23,171		$1,362,922

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.
(3) NNN will redeem the outstanding principal amount in all cash during the fourth quarter 2012.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $12,508,000 and $15,299,000 as of September 30, 2012 and December 31, 2011, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2012 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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
3.1
First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012, and incorporated herein by reference).

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

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts relating to the Series D Preferred Stock (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.21
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012 and filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.22
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012 and filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

10.18
First Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2012, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 5th day of November, 2012.

NATIONAL RETAIL PROPERTIES, INC.

By:	/s/ Craig Macnab
Craig Macnab
Chairman of the Board and Chief Executive Officer

By:	/s/ Kevin B. Habicht
Kevin B. Habicht
Chief Financial Officer, Executive Vice President and Director

Exhibit Index

3.	Articles of Incorporation and Bylaws

3.1
First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012, and incorporated herein by reference).

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

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts relating to the Series D Preferred Stock (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.21
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012 and filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.22
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012 and filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

10.18
First Amendment to Amended and Restated Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2012, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).