Form 10-K
period 2012-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2013-02-22
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
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
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 6.625% Series D Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2012 was $2,999,403,000.
The number of shares of common stock outstanding as of February 20, 2013 was 115,814,619.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment (“Properties” or “Property Portfolio”). As of December 31, 2012, NNN owned 1,622 Properties with an aggregate gross leasable area of 19,168,000 square feet, located in 47 states. Approximately 98 percent of the total Properties in NNN’s Property Portfolio were leased as of December 31, 2012.
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
Employees
As of January 31, 2013, NNN employed 60 full-time associates including executive and administrative personnel.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge.

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NNN.” The depositary shares, each representing a 1/100th of a share of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol “NNNPRD.”
Business Strategies and Policies
The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of NNN’s stockholders.
Operating Strategies
NNN’s strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants’ lines of trade. Management believes that these types of properties, generally pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as real estate taxes, assessments and other government charges, insurance, utilities, repairs and maintenance and capital expenditures. Initial lease terms are generally 15 to 20 years.
NNN holds real estate assets until it determines that the sale of such an asset is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate asset, NNN may consider factors such as potential capital appreciation, net cash flow, tenant credit quality, market lease rates, local market conditions, potential use of sale proceeds and federal income tax considerations.
NNN’s management team considers certain key indicators to evaluate the financial condition and operating performance of NNN. The key indicators for NNN may include items such as: the composition of NNN’s Property Portfolio (including but not limited to tenant, geographic and line of trade diversification), the occupancy rate of NNN’s Property Portfolio, certain financial performance ratios, profitability measures, industry trends and performance compared to that of NNN.
In some cases, NNN’s investment in real estate is in the form of mortgages or other loans which may be secured by real estate, a borrower’s pledge of ownership interests in the entity that owns the real estate or other assets. These investments, which represent less than approximately one percent of NNN's total assets, may be subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 23 consecutive years.
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

•	the size of the property,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the quality of construction and design and the current physical condition of the property,

•	the property level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any existing leases,

•	the rent to be paid by the tenant, and

•	the potential for, and current extent of, any environmental problems.
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
NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $500,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2012, $174,200,000 was outstanding and $325,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.
For the year ended December 31, 2012, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 39 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 31 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.
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
Property Portfolio
As of December 31, 2012, NNN owned 1,622 Properties with an aggregate gross leasable area of 19,168,000 square feet, located in 47 states. Approximately 98 percent of total properties in the Property Portfolio were leased by NNN as of December 31, 2012.

The following table summarizes NNN’s Property Portfolio as of December 31, 2012 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	5	103	$8,882	$5	$950
Building	142	1	12	29,373	19	1,678

(1)	Approximate square feet.

(2)	Costs vary depending upon size and local demographic factors.

As of December 31, 2012, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$164,420	$127,235	$37,185

(1)	Includes land, construction costs and tenant improvements.
As of December 31, 2012, NNN did not have any tenant that accounted for ten percent or more of its rental income.
Leases
Although there are variations in the specific terms of the leases, the following is a summary of the general structure of NNN’s leases. Generally, the leases of the Properties provide for initial terms of 15 to 20 years. As of December 31, 2012, the weighted average remaining lease term was approximately 12 years. The Properties are generally leased under net leases pursuant to which the tenant typically will bear responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (payable in monthly installments) ranging from $1,000 to $2,564,000 (average of $216,000). NNN's leases generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or, to a lesser extent, increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2012:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2013	1.7%	32	566,000	2019	2.9%	46	766,000
2014	2.6%	41	552,000	2020	3.4%	96	905,000
2015	2.3%	33	630,000	2021	4.8%	98	867,000
2016	1.8%	29	523,000	2022	7.5%	93	1,070,000
2017	3.9%	46	1,008,000	Thereafter	64.8%	1,011	10,454,000
2018	4.3%	55	1,173,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2012.

(2)	Approximate square feet.

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2012	2011	2010
1.	Convenience stores	19.8%	24.6%	23.5%
2.	Restaurants - full service	10.7%	9.4%	10.1%
3.	Automotive service	7.6%	4.9%	5.3%
4.	Automotive parts	5.6%	6.5%	7.8%
5.	Restaurants - limited service	5.2%	3.6%	4.3%
6.	Theaters	4.7%	5.0%	5.7%
7.	Sporting goods	4.0%	4.8%	4.5%
8.	Health and fitness	3.7%	2.6%	2.1%
9.	Wholesale clubs	3.4%	4.0%	0.4%
10.	Home improvement	3.0%	2.1%	1.0%
	Other	32.3%	32.5%	35.3%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table shows the top 10 states in which NNN’s Properties are located as of December 31, 2012:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	357	21.8%
2.	Florida	113	9.2%
3.	Illinois	60	5.7%
4.	Georgia	77	4.7%
5.	North Carolina	77	4.7%
6.	California	40	4.3%
7.	Indiana	70	4.2%
8.	Pennsylvania	95	3.7%
9.	Virginia	52	3.5%
10.	Ohio	52	3.3%
	Other	629	34.9%
		1,622	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2012.
 Mortgages and Notes Receivable
Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2012	2011
Mortgages and notes receivable	$26,952	$32,751
Accrued interest receivables, net of reserves	858	730
Unamortized discount	(40)	(53)
	$27,770	$33,428

Commercial Mortgage Residual Interests
Orange Avenue Mortgage Investments, Inc. (“OAMI”), a wholly owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $13,096,000 and $15,299,000 at December 31, 2012 and 2011, respectively.
Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. As a part of its acquisition due diligence process, NNN generally obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.
As of February 15, 2013, NNN has 67 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 15, 2013, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
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

•	the recognition of impairment charges on or reduced values of NNN’s Properties, which may adversely affect NNN's results of operations;

•	reduced values of NNN's Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing;

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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2013 and 2022. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than NNN’s existing capital which would have an adverse impact on NNN’s business, financial condition or results of operations.
Tenants loss of revenues could reduce NNN’s cash flow.
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing could severely impact their ability to pay rent. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies among NNN’s Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each such vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or NNN may not be able to re-lease the vacant Property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.
A significant portion of the source of NNN’s Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and in specific geographic locations.
As of December 31, 2012, approximately,

•	49 percent of NNN’s Property Portfolio annual base rent is generated from five retail lines of trade, including convenience stores (20 percent) and full-service restaurants (11 percent),

•
24 percent of NNN’s Property Portfolio annual base rent is generated from five tenants, including Susser Holdings Corp. (five percent), The Pantry, Inc. (five percent), Mister Car Wash (five percent), 7-Eleven, Inc. (five percent) and AMC ShowPlace Theaters, Inc. (four percent), and

•	46 percent of NNN’s Property Portfolio annual base rent is generated from five states, including Texas (22 percent) and Florida (nine percent).
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

As of February 15, 2013, NNN has 67 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
As of December 31, 2012, the Residuals had a carrying value of $13,096,000. The value of these Residuals is based on assumptions made by NNN to determine their value. These assumptions include, but are not limited to, discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.
NNN may suffer a loss in the event of a default or bankruptcy of a borrower.
If a borrower defaults on a mortgage, structured finance loan or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the assets of the borrower or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans secured by other loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2012, mortgages and notes receivables had an outstanding principal balance of $27,770,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
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
As of December 31, 2012, NNN owned 34 vacant, un-leased Properties, which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2013, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2012, NNN had total mortgage debt outstanding of approximately $10,602,000, total unsecured notes payable of $1,402,162,000 and $174,200,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2012, NNN had approximately $1,586,964,000 of outstanding indebtedness, of which approximately $10,602,000 was secured indebtedness. NNN’s unsecured debt instruments contains various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund capital expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2012, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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

Cyber incidents can result form deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. These cyber incidents could negatively impact NNN, NNN's tenants and/or the capital markets.
Future investment in international markets could subject NNN to additional risks.
If NNN expands its operating strategy to include investment in international markets, NNN could face additional risks, including foreign currency exchange rate fluctuations, operational risks due to local economic and political conditions and laws and policies of the U.S. affecting foreign investment.

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
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five year period commencing December 31, 2007 and ending December 31, 2012. The graph assumes an investment of $100 on December 31, 2007.
Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2012)

200
180
160
140
120
100
80
60
40
20
Index Value
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
S&P
NAREIT
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the fifteen year period commencing December 31, 1997 and ending December 31, 2012. The graph assumes an investment of $100 on December 31, 1997.
Comparison to Fifteen-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2012)

Index Value
600
500
400
300
200
100
0
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
S&P
NAREIT
NNN

For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$27.50	$28.29	$31.73	$32.25	$32.25
Low	26.39	26.10	28.37	30.38	26.10
Close	27.19	28.29	30.50	31.20	31.20
Dividends paid per share	0.385	0.385	0.395	0.395	1.560

2011
High	$26.93	$26.69	$27.61	$27.54	$27.61
Low	24.32	23.48	22.69	24.60	22.69
Close	25.95	24.85	26.87	26.38	26.38
Dividends paid per share	0.380	0.380	0.385	0.385	1.530
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2012		2011

Ordinary dividends	$1.199003	76.8592%	$1.088228	71.1260%
Qualified dividends	0.013346	0.8555%	—	—%
Capital gain	0.021358	1.3691%	—	—%
Unrecaptured Section 1250 Gain	0.048890	3.1340%	—	—%
Nontaxable distributions	0.277403	17.7822%	0.441772	28.8740%
	$1.560000	100.0000%	$1.530000	100.0000%

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
In February 2013, NNN paid dividends to its stockholders of $44,322,000, or $0.395 per share, of common stock.
On January 31, 2013, there were 1,872 stockholders of record of common stock.
In February 2013, NNN declared a dividend on its Series D Preferred Stock of 41.40625 cents per depositary share payable March 15, 2013.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2012	2011	2010	2009	2008
Gross revenues(1)	$342,059	$271,696	$237,062	$243,933	$247,352
Earnings from continuing operations	128,493	86,475	66,042	50,598	92,399
Earnings including noncontrolling interests	141,937	92,416	73,353	56,399	119,971
Net earnings attributable to NNN	142,015	92,325	72,997	54,810	117,153
Total assets	3,988,026	3,435,043	2,713,575	2,590,962	2,649,471
Total debt	1,586,964	1,339,109	1,133,685	987,346	1,027,391
Total stockholders’ equity	2,296,285	2,002,498	1,527,483	1,564,240	1,566,860
Cash dividends declared to:
Common stockholders	167,495	133,720	125,391	120,256	110,107
Series C preferred stockholders	1,979	6,785	6,785	6,785	6,785
Series D preferred stockholders	15,449	—	—	—	—
Weighted average common shares:
Basic	106,965,156	88,100,076	82,715,645	79,846,258	74,249,137
Diluted	109,117,515	88,837,057	82,849,362	79,953,499	74,344,231
Per share information:
Earnings from continuing operations:
Basic	$1.00	$0.90	$0.71	$0.53	$1.15
Diluted	0.99	0.89	0.71	0.53	1.14
Net earnings:
Basic	1.13	0.96	0.80	0.60	1.48
Diluted	1.11	0.96	0.80	0.60	1.48
Cash dividends declared to:
Common stockholders	1.56	1.53	1.51	1.50	1.48
Series C preferred depositary stockholders	0.53776	1.84375	1.84375	1.84375	1.84375
Series D preferred depositary stockholders	1.34340	—	—	—	—
Other data:
Cash flows provided by (used in):
Operating activities	$228,130	$182,946	$187,914	$149,502	$237,459
Investing activities	(601,759)	(752,068)	(220,260)	(28,063)	(256,304)
Financing activities	373,623	569,156	19,169	(108,840)	(6,028)
Funds from operations – diluted(2)	193,589	139,665	108,328	89,506	132,996

(1)
Gross revenues include revenues from NNN’s continuing and discontinued operations. In accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN has classified the revenues related to (i) all Properties which generated revenue that were sold and a leasehold interest which expired and (ii) all Properties which generated revenue and were held for sale at December 31, 2012, as discontinued operations.

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) developed Funds from Operations (“FFO”) as a relative non-GAAP financial measure of performance of a REIT in order to recognize that income-producing real estate historically has not depreciated on the basis determined under U.S. generally accepted accounting principles (“GAAP”). FFO is defined by NAREIT and is used by NNN as follows: net earnings (computed in accordance with GAAP) plus depreciation and amortization of real estate assets, excluding gains (or including losses) on the disposition of certain assets, any impairment charges on a depreciable real estate asset and NNN’s share of these items from NNN’s unconsolidated partnerships and joint ventures.

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
All revenue generating property dispositions and revenue generating properties held for sale at December 31, 2012 from NNN’s Property Portfolio are classified as discontinued operations. These properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in earnings from discontinued operations. These adjustments resulted in a decrease in NNN’s reported total revenues and total and per share earnings from continuing operations and an increase in NNN’s earnings from discontinued operations. However, NNN’s total and per share net earnings available to common stockholders is not affected.
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2012	2011	2010	2009	2008
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$142,015	$92,325	$72,997	$54,810	$117,153
Real estate depreciation and amortization:
Continuing operations	74,016	52,638	42,022	41,359	38,969
Discontinued operations	957	1,405	1,628	2,917	2,821
Partnership/joint venture real estate depreciation	112	178	178	178	177
Joint venture gain on disposition of real estate	(2,341)	—	—	—	—
Gain on disposition of real estate	(10,956)	(527)	(1,712)	(2,973)	(19,339)
Impairment losses - real estate	10,312	431	—	—	—
FFO	214,115	146,450	115,113	96,291	139,781
Series C preferred stock dividends	(1,979)	(6,785)	(6,785)	(6,785)	(6,785)
Series D preferred stock dividends	(15,449)	—	—	—	—
Excess of redemption value over carrying value of preferred shares redeemed	(3,098)	—	—	—	—
FFO available to common stockholders – basic and diluted	$193,589	$139,665	$108,328	$89,506	$132,996
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
As of December 31, 2012, NNN owned 1,622 Properties, with an aggregate gross leasable area of approximately 19,168,000 square feet, located in 47 states. Approximately 98 percent of total properties in the Property Portfolio were leased as of December 31, 2012.
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
As of years end December 31, 2012, 2011 and 2010, Properties have remained at least 97 percent leased. NNN's Property Portfolio’s average remaining lease term of 12 years has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting for any period presented. Currently, NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.

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
Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with the Financial Accounting Standards Board ("FASB") guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and value of tenant relationships, based in each case on their relative fair values.
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
Impairment  –  Real Estate.  Based upon the events or changes in certain circumstances, management periodically assesses its Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions or the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value.
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
Revenue Recognition.  Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance on accounting for leases, based on the terms of the lease of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2012, Consolidated Financial Statements.
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
Correction of Immaterial Errors. During the year ended December 31, 2012, NNN identified certain immaterial errors related to deferred tax assets and the related valuation allowance. In 2009, NNN incurred a loss on foreclosure and impairment charges associated with acquiring the operations of one of its lessees. The properties and operations were transferred to taxable REIT subsidiaries upon foreclosure. Certain charges associated with the acquisition and impaired properties should have been recorded in NNN’s qualified REIT subsidiaries prior to the properties’ transfer to the taxable REIT subsidiary group. Deferred tax assets associated with the book charges of $10,350,000 in that year were inappropriately recorded in the taxable REIT subsidiary group. A valuation allowance for the full amount of the deferred tax assets was also recorded in 2009. In the year ended December 31, 2012, NNN decreased deferred tax assets and the related valuation allowance by $10,350,000 each to correct the error.
NNN further reviewed its conclusions in previous periods, commencing in 2009, with respect to the realizability of the remaining deferred tax assets. Upon further review, NNN determined that its available sources of income supported realizability of all but $3,104,000 of its gross deferred tax assets as of December 31, 2009, 2010 and 2011, respectively. As a result, NNN determined that it had previously understated its deferred income tax benefit in the years ended December 31, 2010 and 2009 by $3,121,000 and $3,372,000, respectively, and understated its net deferred tax assets by $6,493,000 as of December 31, 2011 and 2010, in its financial statements. NNN corrected this in the year ended December 31, 2012 by reversing the valuation allowance and recording an income tax benefit of $6,493,000. NNN reviewed the impact of correcting the prior period errors in 2012 as well as its impact on prior periods in accordance with SAB Topics 1.M and 1.N and determined that the misstatements did not have a material effect on the Company’s financial position, results of operations, trends in earnings, or cash flows for any of the periods presented.
Furthermore, NNN determined in the year ended December 31, 2012 that its available sources of income supported realizability of all of its gross deferred tax assets. In 2012, NNN reversed the remaining valuation allowance and recorded an income tax benefit of $1,178,000.

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio as of December 31:

	2012	2011	2010
Properties Owned:
Number	1,622	1,422	1,195
Total gross leasable area (square feet)	19,168,000	16,428,000	12,972,000
Properties:
Leased and operated	1,581	1,375	1,158
Percent of Properties – leased and operated	98%	97%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	18,524,000	15,681,000	12,215,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2012:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2013	1.7%	32	566,000	2019	2.9%	46	766,000
2014	2.6%	41	552,000	2020	3.4%	96	905,000
2015	2.3%	33	630,000	2021	4.8%	98	867,000
2016	1.8%	29	523,000	2022	7.5%	93	1,070,000
2017	3.9%	46	1,008,000	Thereafter	64.8%	1,011	10,454,000
2018	4.3%	55	1,173,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2012.

(2)	Approximate square feet.

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

	Lines of Trade	2012	2011	2010
1.	Convenience stores	19.8%	24.6%	23.5%
2.	Restaurants - full service	10.7%	9.4%	10.1%
3.	Automotive service	7.6%	4.9%	5.3%
4.	Automotive parts	5.6%	6.5%	7.8%
5.	Restaurants - limited service	5.2%	3.6%	4.3%
6.	Theaters	4.7%	5.0%	5.7%
7.	Sporting goods	4.0%	4.8%	4.5%
8.	Health and fitness	3.7%	2.6%	2.1%
9.	Wholesale clubs	3.4%	4.0%	0.4%
10.	Home improvement	3.0%	2.1%	1.0%
	Other	32.3%	32.5%	35.3%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table shows the top 10 states in which NNN’s Properties are located in as of December 31, 2012:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	357	21.8%
2.	Florida	113	9.2%
3.	Illinois	60	5.7%
4.	Georgia	77	4.7%
5.	North Carolina	77	4.7%
6.	California	40	4.3%
7.	Indiana	70	4.2%
8.	Pennsylvania	95	3.7%
9.	Virginia	52	3.5%
10.	Ohio	52	3.3%
	Other	629	34.9%
		1,622	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2012.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2012	2011	2010
Acquisitions:
Number of Properties	232	218	194
Gross leasable area (square feet)	2,955,000	3,448,000	1,700,000
Total dollars invested(1)	$707,233	$772,463	$256,570

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2012	2011	2010
Number of properties	34	8	18
Gross leasable area (square feet)	211,000	122,000	326,000
Net sales proceeds	$81,120	$12,632	$58,797
Net gain	$10,956	$527	$1,712

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue from Continuing Operations
General.  During the year ended December 31, 2012, NNN’s rental income increased primarily due to the increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2012	2011	2010	Percent of Total			2012 Versus 2011 Percent	2011 Versus 2010 Percent

				2012	2011	2010
Rental Income(1)	$315,226	$244,618	$208,461	95.0%	94.1%	93.9%	28.9%	17.3%
Real estate expense reimbursement from tenants	11,443	9,914	7,181	3.5%	3.8%	3.2%	15.4%	38.1%
Interest and other income from real estate transactions	2,410	2,302	2,982	0.7%	0.9%	1.3%	4.7%	(22.8)%
Interest income on commercial mortgage residual interests	2,673	3,105	3,460	0.8%	1.2%	1.6%	(13.9)%	(10.3)%
Total revenues from continuing operations	$331,752	$259,939	$222,084	100.0%	100.0%	100.0%	27.6%	17.0%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Comparison of Revenues from Continuing Operations - 2012 versus 2011
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2012 as compared to 2011. The increase for the year ended December 31, 2012, is primarily due to a full year of rental income from the acquisition of 218 properties in continuing operations with a gross leasable area of approximately 3,448,000 square feet in 2011 and a partial year of rental income from the acquisition of 232 properties in continuing operations with aggregate gross leasable area of approximately 2,955,000 during 2012. In addition, the increase was partially offset by the decrease in lease termination fees. NNN recorded $661,000 as compared to $2,649,000 in lease termination and rent settlement fees during the years ended December 31, 2012 and 2011, respectively.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2012, as compared to 2011, but decreased as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2011 and a partial year of reimbursements from certain newly acquired properties in 2012.
Interest Income on Commercial Mortgage Residual Interests.  Interest income on commercial mortgage residual interests (“Residuals”) decreased for the year ended December 31, 2012, as compared to December 31, 2011. The decrease in interest income on Residuals is primarily the result of scheduled loan amortization.

Comparison of Revenues from Continuing Operations - 2011 versus 2010
Rental Income.   Rental Income increased in amount, but remained consistent as a percent of the total revenues from continuing operations for the year ended December 31, 2011 as compared to 2010. The increase for the year ended December 31, 2011, is primarily due to a full year of rental income from the acquisition of 194 properties with a gross leasable area of approximately 1,700,000 square feet in 2010 and a partial year of rental income from the acquisition of 218 properties in continuing operations with aggregate gross leasable area of approximately 3,448,000 during 2011. In addition, NNN recorded $2,649,000 as compared to $728,000 in lease termination and rent settlement fees during the years ended December 31, 2011 and 2010, respectively.
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
Interest Income on Commercial Mortgage Residual Interests.  Interest income on Residuals decreased for the year ended December 31, 2011, as compared to December 31, 2010. The decrease in interest income on Residuals is primarily the result of scheduled loan amortization.
Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased primarily due to an increase in depreciation expense, an increase in reimbursable real estate expenses from acquired properties and an increase in incentive compensation during the year ended December 31, 2012, as compared to the same period in 2011. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2012	2011	2010
General and administrative	$32,182	$28,814	$22,764
Real estate	17,069	16,832	13,177
Depreciation and amortization	74,140	56,926	46,887
Impairment – commercial mortgage residual interests valuation	2,812	1,024	3,995
Impairment losses and other charges, net of recoveries	8,411	(1,431)	7,458
Total operating expenses	$134,614	$102,165	$94,281

Interest and other income	$(2,232)	$(1,511)	$(1,513)
Interest expense	82,502	74,845	65,179
Total other expenses (revenues)	$80,270	$73,334	$63,666

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2012 Versus 2011 Percent	2011 Versus 2010 Percent
	2012	2011	2010	2012	2011	2010
General and administrative	23.9%	28.2%	24.2%	9.7%	11.1%	10.3%	11.7%	26.6%
Real estate	12.7%	16.5%	14.0%	5.2%	6.5%	5.9%	1.4%	27.7%
Depreciation and amortization	55.1%	55.7%	49.7%	22.4%	21.9%	21.1%	30.2%	21.4%
Impairment – commercial mortgage residual interests valuation	2.1%	1.0%	4.2%	0.8%	0.4%	1.8%	174.6%	(74.4)%
Impairment losses and other charges, net of recoveries	6.2%	(1.4)%	7.9%	2.5%	(0.6)%	3.4%	687.8%	(119.2)%
Total operating expenses	100.0%	100.0%	100.0%	40.6%	39.3%	42.5%	31.8%	8.4%

Interest and other income	(2.8)%	(2.1)%	(2.4)%	(0.7)%	(0.6)%	(0.7)%	47.7%	(0.1)%
Interest expense	102.8%	102.1%	102.4%	24.9%	28.8%	29.4%	10.2%	14.8%
Total other expenses (revenues)	100.0%	100.0%	100.0%	24.2%	28.2%	28.7%	9.5%	15.2%

Comparison of Expenses from Continuing Operations - 2012 versus 2011
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2012, as compared to the same period in 2011, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2012, is primarily attributable to an increase in stock based incentive compensation.
Real Estate.  Real estate expenses increased for the year ended December 31, 2012 compared to the same period in 2011, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to the increase in tenant reimbursable expenses related to a partial year of reimbursable expenses from certain properties acquired in 2012 and a full year of reimbursable expenses from certain properties acquired in 2011. The increase for the year ended December 31, 2012, was partially offset by a reduction of real estate expenses due to the leasing of certain vacant properties.
Depreciation and Amortization.  Depreciation and amortization expenses decreased as a percentage of total operating expenses and increased as a percentage of revenues from continuing operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in expenses is primarily due to the acquisition of 232 properties in continuing operations with an aggregate gross leasable area of approximately 2,955,000 square feet in 2012 and 218 properties in continuing operations with an aggregate gross leasable area of approximately 3,448,000 square feet during 2011.
Impairment  – Commercial Mortgage Residual interests valuation. In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2012 and 2011, NNN recorded an other than temporary valuation adjustment of $2,812,000 and $1,024,000, respectively, as a reduction of earnings from operations.
Impairment Losses and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Generally, NNN evaluates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the year ended December 31, 2012, NNN recorded $8,411,000 of real estate impairments. Although no real estate impairments were recorded, the recovery of $3,115,000 of a mortgage receivable charge was recorded during the year ended December 31, 2011.
Interest Expense.  Interest expense increased for the year ended December 31, 2012, as compared to the same period in 2011, and increased as a percentage of revenues from continuing operations but remained relatively stable as a percentage of total operating expenses.

The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%,

(ii)	the issuance of $325,000,000 in August 2012 of notes payable with a maturity of October 2022, and stated interest rate of 3.800%,

(iii)	the payoff of the $50,000,000 7.750% notes payable in June 2012,

(iv)	the redemption of $123,163,000 of the $138,700,000 3.95% convertible notes payable in the fourth quarter 2012,

(v)	the decrease of $51,225,000 in the weighted average debt outstanding on the credit facility for the year ended December 31, 2012, as compared to the same period in 2011, and

(vi)	the repayment of a mortgage in July 2012, with a balance of $18,488,000 at December 31, 2011 and an interest rate of 6.900%.

Comparison of Expenses from Continuing Operations - 2011 versus 2010
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2011, as compared to the same period in 2010 both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2011, is primarily attributable to an increase in incentive compensation.
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
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase is primarily due to the acquisition of 194 properties in continuing operations with an aggregate gross leasable area of approximately 1,700,000 square feet in 2010 and 218 properties in continuing operations with an aggregate gross leasable area of approximately 3,448,000 square feet during 2011.
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

Discontinued Operations
Earnings (Loss). NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold, its leasehold interests that expired or were terminated and any revenue generating Properties that were held for sale at December 31, 2012. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2012			2011			2010
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	34	$10,956	$13,444	8	$424	$5,941	16	$1,434	$7,311
Noncontrolling interests	—	—	(51)	—	—	(80)	—	—	11
	34	$10,956	$13,393	8	$424	$5,861	16	$1,434	$7,322

NNN periodically sells Properties and may reinvest the sales proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Impairment Losses and Other Charges. NNN periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. Generally, NNN evaluates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the years ended December 31, 2012 and 2011, NNN recognized real estate impairments on discontinued operations of $1,901,000 and $431,000, respectively. During the year ended December 31, 2010, NNN did not recognize real estate impairments on discontinued operations.

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
Properties are leased to tenants under long-term, net leases which typically require the tenant to pay certain operating expenses for a property, thus, NNN’s exposure to inflation is reduced with respect to these expenses. Inflation may have an adverse impact on NNN’s tenants.

Liquidity
General.  NNN’s demand for funds has been and will continue to be primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
NNN expects to meet short term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2012, $174,200,000 was outstanding and $325,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000. NNN anticipates its long term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (in thousands):

	2012	2011	2010
Cash and cash equivalents:
Provided by operating activities	$228,130	$182,946	$187,914
Used in investing activities	(601,759)	(752,068)	(220,260)
Provided by financing activities	373,623	569,156	19,169
Increase (decrease)	(6)	34	(13,177)
Net cash at beginning of period	2,082	2,048	15,225
Net cash at end of period	$2,076	$2,082	$2,048

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the years ended December 31, 2012, 2011 and 2010, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the year ended December 31, 2012, included the following significant transactions:

•	$108,600,000 in net proceeds from NNN's Credit Facility,

•
$277,645,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 6.625% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") in February,

•	$92,000,000 paid to fully redeem NNN's 7.375% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") in February,

•	$56,102,000 in net proceeds from the issuance of 2,101,644 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$126,947,000 in net proceeds from the issuance of 4,282,298 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$167,495,000 in dividends paid to common stockholders,

•	$1,979,000 in dividends paid to holders of the depositary shares of NNN’s Series C Preferred Stock,

•	$15,449,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$317,094,000 in net proceeds from the issuance of the 3.80% notes payable in August,

•	$50,000,000 repayment of 7.75% notes in June, and

•	$18,488,000 repayment of a mortgage with an interest rate of 6.90% in July, and

•	$164,699,000 paid to convert $123,163,000 of 3.95% notes in the fourth quarter.
Financing Strategy.  NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining investment grade credit rating and providing value to NNN’s stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2012, $174,200,000 was outstanding and $325,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.
For the year ended December 31, 2012, NNN’s ratio of total liabilities to total gross assets (before accumulated depreciation) was approximately 39 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 31 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.
Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2012. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2012.

	Expected Maturity Date (dollars in thousands)
	Total	2013		2014	2015	2016	2017	Thereafter
Long-term debt(1)	$1,423,987	$239,642	(3)	$151,100	$151,150	$6,827	$250,146	$625,122
Credit Facility	174,200	—		—	—	174,200	—	—
Operating leases	1,804	973		831	—	—	—	—
Total contractual cash obligations(2)	$1,599,991	$240,615		$151,931	$151,150	$181,027	$250,146	$625,122

(1)	Includes amounts outstanding under mortgages payable, convertible notes payable and notes payable and excludes unamortized note discounts.

(2)	Excludes $17,527 of accrued interest payable.

(3)	Maturity dates are based on put option dates under NNN’s convertible notes.

In addition to the contractual obligations outlined above NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$164,420	$127,235	$37,185

(1)	Includes land, construction costs and tenant improvements.
As of December 31, 2012, NNN had outstanding letters of credit totaling $3,800,000 under its Credit Facility.
As of December 31, 2012, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Properties at comparable rental rates and in a timely manner. As of December 31, 2012, NNN owned 34 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio. Additionally, as of January 31, 2013, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2012	2011	2010
Dividends	167,495	133,720	125,391
Per share	1.560	1.530	1.510
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2012		2011		2010
Ordinary dividends	$1.199003	76.8592%	$1.088228	71.1260%	$1.072446	71.0229%
Qualified dividends	0.013346	0.8555%	—	—	0.081661	5.4080%
Capital gain	0.021358	1.3691%	—	—	0.000861	0.0570%
Unrecaptured Section 1250 Gain	0.048890	3.1340%	—	—	0.000498	0.0330%
Nontaxable distributions	0.277403	17.7822%	0.441772	28.8740%	0.354534	23.4791%
	$1.560000	100.0000%	$1.530000	100.0000%	$1.510000	100.0000%

In February 2013, NNN paid dividends to its common stockholders of $44,322,000, or $0.395 per share of common stock.
Holders of NNN’s preferred stock issuance are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31(in thousands, except per share data):

	2012	2011	2010
Series C Preferred Stock (1):
Dividends	$1,979	$6,785	$6,785
Per share	0.53776	1.84375	1.84375

Series D Preferred Stock (2):
Dividends	15,449	—	—
Per share	1.343403	—	—
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

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	2012			2011		2010
	Series D (1)	Series C		Series C		Series C
Ordinary dividends	$1.255844	$0.502710	93.4823%	$1.843750	100.0000%	$1.703170	92.3753%
Qualified dividends	0.013979	0.005596	1.0406%	—	—	0.140580	7.6247%
Capital gain	0.022371	0.008956	1.6652%	—	—	—	—
Unrecaptured Section 1250 Gain	0.051209	0.020498	3.8119%	—	—	—	—
	$1.343403	$0.537760	100.0000%	$1.843750	100.0000%	$1.843750	100.0000%
1) The Series D preferred stock was issued in February 2012.
In February 2013, NNN declared a dividend on its Series D Preferred Stock of 41.40625 cents per depositary share payable March 15, 2013.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2012	Percentage of Total	2011	Percentage of Total
Line of credit payable	$174,200	11.0%	$65,600	4.9%
Mortgages payable	10,602	0.7%	23,171	1.8%
Notes payable – convertible	236,500	14.9%	355,371	26.5%
Notes payable	1,165,662	73.4%	894,967	66.8%
Total outstanding debt	$1,586,964	100.0%	$1,339,109	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.
Line of Credit Payable. In October 2012, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $450,000,000 to $500,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $53,419,000 and a weighted average interest rate of 1.7% during the year ended December 31, 2012. The Credit Facility matures October 2016, with an option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2012, $174,200,000 was outstanding and $325,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2012, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2012	2011
December 2001(2)	$623	9.00%	April 2014	$543	$95	$158
December 2001(2)	698	9.00%	April 2019	1,047	299	333
December 2001(2)	485	9.00%	April 2019	1,013	155	172
June 2002	21,000	6.90%	July 2012	—	—	18,488
February 2004(2)	6,952	6.90%	January 2017	11,039	2,892	3,485
March 2005(2)	1,015	8.14%	September 2016	1,283	439	535
June 2012 (2)(4)	6,850	5.75%	April 2016	8,905	6,722	—
				$23,830	$10,602	$23,171

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2012.

(2)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(4)	Initial balance and outstanding principal balance includes unamortized premium.
Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate	3.950%		5.125%
Effective Interest Rate (8)	5.840%		7.192%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date (9)	—		June 2027
Earliest Put Option Date	—		June 2013
Maturity Date	—		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Converted	(123,163)		—
Outstanding principal balance at December 31, 2012	$15,537	(10)	$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.

(2)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.

(4)	The conversion rate per $1 principal amount was 42.6237 shares of NNN's common stock, which is equivalent to a conversion price of $23.4611 per share of common stock.

(5)	The conversion rate per $1 principal amount was 39.4902 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3228 per share of common stock.

(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.

(8)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(9)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.

(10)	In January 2013, NNN converted the remaining principal balance.
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
The carrying amounts of the Company’s convertible debt and equity balances are summarized in the table below as of December 31 (dollars in thousands):

	2012	2011
Carrying value of equity component	$(22,193)	$(33,873)
Principal amount of convertible debt	238,572	361,735
Remaining unamortized debt discount	(2,072)	(6,363)
Net carrying value of convertible debt	$214,307	$321,499

As of December 31, 2012, the remaining amortization period for the 2028 Notes debt discount was approximately 6 months. The 2026 Notes debt discount has been fully amortized.
NNN recorded the following relating to the 2026 Notes and the 2028 Notes as of December 31 (dollars in thousands):

	2012	2011	2010
Noncash interest charges	$4,291	$5,837	$6,154
Contractual interest expense	15,744	16,909	17,046
	$20,035	$22,746	$23,200
The if-converted values which exceed the principal amount as of December 31, 2012, are $5,125,000 and $51,764,000 for the 2026 Notes and the 2028 Notes, respectively. As of December 31, 2011, the if-converted values which exceed the principal amount are $16,057,000 and $8,831,000 for the 2026 Notes and the 2028 Notes, respectively.
On September 28, 2012, NNN announced that the market price condition on its 2026 Notes has been satisfied, and that the 2026 Notes would be convertible during the calendar quarter beginning October 1, 2012. Pursuant to the terms of the indenture, the conversion rate is subject to certain adjustments during the period in which the 2026 Notes are convertible.
All note holders elected to exercise the conversion feature of the 2026 Notes prior to redemption. Pursuant to the terms of the 2026 Notes, the Company elected to pay the full conversion value in cash. The conversion value of a note was based on an average of the daily closing price of the Company's common stock over an averaging period that commenced after the Company received a conversion notice from a note holder. The Company paid approximately $164,649,000 in aggregate conversion value for the $123,163,000 converted notes at the end of the applicable averaging periods. The difference between the amount paid and the principal amount of the converted notes of $41,486,000 was recognized as a decrease to additional paid-in capital. As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding, and was paid in January 2013.

Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2014(1)(2)(5)	June 2004	$150,000	$440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022 (1)	August 2012	325,000,000	4,989,000	320,011,000	3.800%	3.984%	October 2022

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss (as applicable).

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
In connection with the note offerings, NNN incurred debt issuance costs totaling $10,410,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2012, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
In June 2012, NNN repaid the $50,000,000 7.75% notes payable that were due in June 2012.

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
6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th of a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses. NNN used these net offering proceeds to redeem the Series C Preferred Stock for an aggregate redemption price of $92,000,000, excluding accumulated dividends of $283,000. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, in limited circumstances relating to NNN's ability to qualify as a REIT or upon a change of control, as defined in the articles supplementary, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. Upon a change of control, as defined in the articles supplementary, holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 22, 2013, the Series D Preferred Stock was not redeemable or convertible.
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

In May 2012, NNN established an ATM equity program which allows NNN to sell up to 9,000,000 shares of common stock from time to time over the next three years. NNN intends to use the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund potential property acquisitions and for other general corporate purposes. The following outlines the common stock issuances pursuant to the ATM for the year ended December 31, 2012:

2012
Shares of common stock	4,282,298
Average price per share	$29.64
Net proceeds	126,947,000
Stock issuance costs (1)	2,145,000
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
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

	2012	2011	2010
Shares of common stock	2,101,644	3,745,896	793,759
Net proceeds	$56,102,000	$93,451,000	$17,623,000

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Mortgages and Notes Receivable.
Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2012	2011
Mortgages and notes receivable	$26,952	$32,751
Accrued interest receivable, net of reserves	858	730
Unamortized discount	(40)	(53)
	$27,770	$33,428

Commercial Mortgage Residual Interests
In connection with the independent valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of December 31, 2012. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals as of December 31:

	2012	2011
Discount rate	25%	25%
Average life equivalent CPR speeds range	0.80% to 24.31% CPR	2.18% to 18.57% CPR
Foreclosures:
Frequency curve default model	0.09% - 4.49% range	0.20% - 4.70% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2012	2011	2010
Unrealized gains	$1,132	$—	$1,272
Unrealized losses	—	246	—
Other than temporary valuation impairment	2,812	1,024	3,995

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

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2012, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2012 and 2011. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2012. The variable interest rates shown represent weighted average rate for the Credit Facility for the year ended December 31, 2012. The table incorporates only those debt obligations that existed as of December 31, 2012, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2012.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2013	$—	—	$1,127	6.89%	$236,500	7.10%
2014	—	—	1,158	6.81%	149,919	5.91%
2015	—	—	1,207	6.76%	149,859	6.19%
2016	174,200	1.72%	6,842	5.26%	—	—
2017	—	—	146	8.03%	249,506	6.92%
Thereafter	—	—	122	9.00%	616,378	4.80%
Total	$174,200	1.72%	$10,602	5.90%	$1,402,162	5.84%
Fair Value:
December 31, 2012	$174,200		$10,602		$1,585,756
December 31, 2011	$65,600		$23,171		$1,362,922

(1)	NNN's mortgages payable include unamortized premium.

(2)	Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses market prices from Bloomberg to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $13,096,000 and $15,299,000 as of December 31, 2012 and 2011, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Orlando, Florida
February 22, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 22, 2013

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2012	December 31, 2011
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$3,769,817	$3,224,288
Accounted for using the direct financing method	23,217	26,518
Real estate held for sale	41,773	36,936
Investment in unconsolidated affiliate	—	4,358
Mortgages, notes and accrued interest receivable, net of allowance	27,770	33,428
Commercial mortgage residual interests	13,096	15,299
Cash and cash equivalents	2,076	2,082
Receivables, net of allowance of $855 and $1,403, respectively	3,112	2,763
Accrued rental income, net of allowance of $3,270 and $4,870, respectively	25,458	25,187
Debt costs, net of accumulated amortization of $17,965 and $15,381, respectively	12,781	10,832
Other assets	68,926	53,352
Total assets	$3,988,026	$3,435,043
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$174,200	$65,600
Mortgages payable, including unamortized premium of $187 and $0, respectively	10,602	23,171
Notes payable – convertible, net of unamortized discount of $2,072 and $6,363, respectively	236,500	355,371
Notes payable, net of unamortized discount of $9,338 and $5,033, respectively	1,165,662	894,967
Accrued interest payable	17,527	15,108
Other liabilities	85,950	76,950
Total liabilities	1,690,441	1,431,167
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding at December 31, 2012, at stated liquidation value of $25 per share	287,500	—
Series C, 3,680,000 depositary shares issued and outstanding at December 31, 2011, at stated liquidation value of $25 per share	—	92,000
Common stock, $0.01 par value. Authorized 375,000,000 shares; 111,554,997 and 104,754,859 shares issued and outstanding, respectively	1,117	1,049
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,101,002	1,958,225
Retained earnings (loss)	(90,952)	(44,946)
Accumulated other comprehensive income (loss)	(2,382)	(3,830)
Total stockholders’ equity of NNN	2,296,285	2,002,498
Noncontrolling interests	1,300	1,378
Total equity	2,297,585	2,003,876
Total liabilities and equity	$3,988,026	$3,435,043
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$311,624	$240,816	$204,627
Earned income from direct financing leases	2,437	2,709	2,915
Percentage rent	1,165	1,093	919
Real estate expense reimbursement from tenants	11,443	9,914	7,181
Interest and other income from real estate transactions	2,410	2,302	2,982
Interest income on commercial mortgage residual interests	2,673	3,105	3,460
	331,752	259,939	222,084
Retail operations:
Revenues	19,008	45,139	32,958
Operating expenses	(18,543)	(43,096)	(31,647)
Net	465	2,043	1,311
Operating expenses:
General and administrative	32,182	28,814	22,764
Real estate	17,069	16,832	13,177
Depreciation and amortization	74,140	56,926	46,887
Impairment – commercial mortgage residual interests valuation	2,812	1,024	3,995
Impairment losses and other charges, net of recoveries	8,411	(1,431)	7,458
	134,614	102,165	94,281
Earnings from operations	197,603	159,817	129,114
Other expenses (revenues):
Interest and other income	(2,232)	(1,511)	(1,513)
Interest expense	82,502	74,845	65,179
	80,270	73,334	63,666
Earnings from continuing operations before gain on disposition of real estate, income tax benefit (expense) and equity in earnings of unconsolidated affiliate	117,333	86,483	65,448
Gain on disposition of real estate	—	297	641
Income tax benefit (expense)	7,086	(779)	(475)
Equity in earnings of unconsolidated affiliate	4,074	474	428
Earnings from continuing operations	128,493	86,475	66,042
Earnings from discontinued operations, net of income tax expense	13,444	5,941	7,311
Earnings including noncontrolling interests	141,937	92,416	73,353

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	$129	$(11)	$(367)
Discontinued operations	(51)	(80)	11
	78	(91)	(356)

Net earnings attributable to NNN	$142,015	$92,325	$72,997
Series C preferred stock dividends	(1,979)	(6,785)	(6,785)
Series D preferred stock dividends	(15,449)	—	—
Excess of redemption value over carrying value of preferred shares redeemed	(3,098)	—	—
Net earnings attributable to common stockholders	$121,489	$85,540	$66,212
Net earnings per share of common stock:
Basic:
Continuing operations	$1.00	$0.90	$0.71
Discontinued operations	0.13	0.06	0.09
Net earnings	$1.13	$0.96	$0.80
Diluted:
Continuing operations	$0.99	$0.89	$0.71
Discontinued operations	0.12	0.07	0.09
Net earnings	$1.11	$0.96	$0.80
Weighted average number of common shares outstanding:
Basic	106,965,156	88,100,076	82,715,645
Diluted	109,117,515	88,837,057	82,849,362
Other comprehensive income:
Net earnings attributable to NNN	$142,015	$92,325	$72,997
Amortization of interest rate hedges	231	9	(165)
Fair value treasury locks	—	(5,218)	—
Unrealized gain (loss) - commercial mortgage residual interests	1,132	(246)	1,272
Stock value adjustments	85	(36)	17
Noncontrolling interests	—	—	26
Comprehensive income attributable to NNN	$143,463	$86,834	$74,147

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2009	$92,000	$—	$825	$1,408,491	$62,413	$511	$1,564,240	$2,622	$1,566,862
Net earnings	—	—	—	—	72,997	—	72,997	356	73,353
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	—	—	—	—	(6,785)	—	(6,785)	—	(6,785)
$1.51 per share of common stock	—	—	3	7,350	(125,391)	—	(118,038)	—	(118,038)
Issuance of common stock:
39,872 shares	—	—	1	697	—	—	698	—	698
491,705 shares – stock purchase program	—	—	5	10,272	—	—	10,277	—	10,277
Issuance of 377,164 shares of restricted common stock	—	—	4	(4)	—	—	—	—	—
Stock issuance costs	—	—	—	(1)	—	—	(1)	—	(1)
Performance incentive plan	—	—	—	(1,634)	—	—	(1,634)	—	(1,634)
Amortization of deferred compensation	—	—	—	5,119	—	—	5,119	—	5,119
Amortization of interest rate hedges	—	—	—	—	—	(165)	(165)	—	(165)
Unrealized gain/loss – commercial mortgage residual interests	—	—	—	—	—	1,272	1,272	(26)	1,246
Contributions from noncontrolling interests	—	—	—	—	—	—	—	43	43
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(861)	(861)
Purchase of noncontrolling interest	—	—	—	(404)	—	—	(404)	(1,199)	(1,603)
Other	—	—	—	(136)	—	43	(93)	356	263
Balances at December 31, 2010	$92,000	$—	$838	$1,429,750	$3,234	$1,661	$1,527,483	$1,291	$1,528,774

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	$92,000	$—	$838	$1,429,750	$3,234	$1,661	$1,527,483	$1,291	$1,528,774
Net earnings	—	—	—	—	92,325	—	92,325	91	92,416
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	—	—	—	—	(6,785)	—	(6,785)	—	(6,785)
$1.53 per share of common stock	—	—	5	13,652	(133,720)	—	(120,063)	—	(120,063)
Issuance of common stock:
17,288,265 shares	—	—	173	447,690	—	—	447,863	—	447,863
3,197,127 shares – stock purchase program	—	—	32	79,762	—	—	79,794	—	79,794
Issuance of 133,432 shares of restricted common stock	—	—	1	(57)	—	—	(56)	—	(56)
Stock issuance costs	—	—	—	(19,453)	—	—	(19,453)	—	(19,453)
Performance incentive plan	—	—	—	(513)	—	—	(513)	—	(513)
Amortization of deferred compensation	—	—	—	7,394	—	—	7,394	—	7,394
Interest rate hedge termination
Amortization of interest rate hedges	—	—	—	—	—	9	9	—	9
Fair value treasury locks	—	—	—	—	—	(5,218)	(5,218)	—	(5,218)
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	(246)	(246)	—	(246)
Stock value adjustment	—	—	—	—	—	(36)	(36)	—	(36)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	41	41
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(45)	(45)
Balances at December 31, 2011	$92,000	$—	$1,049	$1,958,225	$(44,946)	$(3,830)	$2,002,498	$1,378	$2,003,876

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2012, 2011 and 2010
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	$92,000	$—	$1,049	$1,958,225	$(44,946)	$(3,830)	$2,002,498	$1,378	$2,003,876
Net earnings	—	—	—	—	142,015	—	142,015	(78)	141,937
Dividends declared and paid:
$0.53776 per depositary share of Series C preferred stock	—	—	—	—	(1,979)	—	(1,979)	—	(1,979)
$1.34340 per depositary share of Series D preferred stock	—	—	—	—	(15,449)	—	(15,449)	—	(15,449)
$1.56 per share of common stock	—	—	4	11,758	(167,495)	—	(155,733)	—	(155,733)
Redemption of 3,680,000 shares of Series C Preferred Stock	(92,000)	—	—	3,098	(3,098)	—	(92,000)	—	(92,000)
Issuance of 11,500,000 depositary shares of Series D Preferred Stock	—	287,500	—	(9,855)	—	—	277,645	—	277,645
Issuance of common stock:
40,460 shares	—	—	—	833	—	—	833	—	833
1,689,160 shares – stock purchase program	—	—	17	44,395	—	—	44,412	—	44,412
4,282,298 shares - ATM equity program	—	—	43	129,049	—	—	129,092	—	129,092
Issuance of 373,913 shares of restricted common stock	—	—	4	331	—	—	335	—	335
Equity component of convertible debt	—	—	—	(41,486)	—	—	(41,486)	—	(41,486)
Stock issuance costs	—	—	—	(2,265)	—	—	(2,265)	—	(2,265)
Performance incentive plan	—	—	—	(451)	—	—	(451)	—	(451)
Amortization of deferred compensation	—	—	—	7,370	—	—	7,370	—	7,370
Amortization of interest rate hedges	—	—	—	—	—	231	231	—	231
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	1,132	1,132	—	1,132
Stock value adjustment	—	—	—	—	—	85	85	—	85
Balances at December 31, 2012	$—	$287,500	$1,117	$2,101,002	$(90,952)	$(2,382)	$2,296,285	$1,300	$2,297,585

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Earnings including noncontrolling interests	$141,937	$92,416	$73,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	10,136	8,283	5,756
Stock options expense – tax effect	—	—	122
Depreciation and amortization	75,334	58,817	49,084
Impairment losses and other charges	10,114	2,115	7,458
Impairment – commercial mortgage residual interests valuation	2,812	1,024	3,995
Amortization of notes payable discount	4,976	6,191	6,360
Amortization of debt costs	2,584	—	—
Amortization of mortgages payable premium	(29)	—	—
Amortization of deferred interest rate hedges	231	9	(166)
Equity in earnings of unconsolidated affiliate	(4,074)	(474)	(428)
Distributions received from unconsolidated affiliate	7,019	593	578
Gain on disposition of real estate	(10,956)	(721)	(2,075)
Deferred income taxes	732	884	(2,544)
Income tax valuation allowance	(7,671)	—	3,121
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(6,616)	(1,025)	(478)
Proceeds from disposition of held for sale real estate	—	1,993	42,817
Decrease in real estate leased to others using the direct financing method	1,624	1,595	1,544
Increase in work in process	(1,561)	(1,213)	(755)
Increase in mortgages, notes and accrued interest receivable	(187)	(96)	(467)
Decrease (increase) in receivables	(264)	1,108	(219)
Decrease (increase) in commercial mortgage residual interests	523	(654)	1,516
Decrease (increase) in accrued rental income	(456)	253	124
Decrease (increase) in other assets	1,657	746	(53)
Increase (decrease) in accrued interest payable	2,419	7,766	(129)
Increase (decrease) in other liabilities	(2,002)	2,682	(431)
Increase (decrease) in current tax liability	(152)	654	(169)
Net cash provided by operating activities	228,130	182,946	187,914
Cash flows from investing activities:
Proceeds from the disposition of real estate	81,402	10,696	10,312
Additions to real estate:
Accounted for using the operating method	(684,925)	(756,633)	(230,928)
Accounted for using the direct financing method	—	(1,747)	—
Increase in mortgages and notes receivable	(8,768)	(9,838)	(8,564)
Principal payments on mortgages and notes receivable	12,804	6,837	13,818
Payment of lease costs	(2,594)	(1,589)	(1,324)
Return of investment from unconsolidated affiliate	1,220	—	—
Other	(898)	206	(3,574)
Net cash used in investing activities	(601,759)	(752,068)	(220,260)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Proceeds from line of credit payable	$1,184,900	$805,300	$278,900
Repayment of line of credit payable	(1,076,300)	(900,700)	(117,900)
Payment of interest rate hedge	—	(5,218)	—
Repayment of mortgages payable	(19,390)	(1,098)	(6,453)
Proceeds from notes payable	320,011	295,731	—
Repayment of notes payable	(50,000)	—	(20,000)
Repayment of notes payable - convertible	(164,649)	—	—
Payment of debt costs	(4,512)	(5,582)	(75)
Proceeds from issuance of common stock	185,223	540,560	17,692
Proceeds from issuance of preferred stock	287,500	—	—
Redemption of preferred stock	(92,000)	—	—
Payment of Series C Preferred Stock dividends	(1,979)	(6,785)	(6,785)
Payment of Series D Preferred Stock dividends	(15,449)	—	—
Payment of common stock dividends	(167,495)	(133,720)	(125,391)
Noncontrolling interest distributions	—	(45)	(861)
Noncontrolling interest contributions	—	41	43
Stock issuance costs	(12,237)	(19,328)	(1)
Net cash provided by financing activities	373,623	569,156	19,169
Net increase (decrease) in cash and cash equivalents	(6)	34	(13,177)
Cash and cash equivalents at beginning of year	2,082	2,048	15,225
Cash and cash equivalents at end of year	$2,076	$2,082	$2,048
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$75,283	$63,474	$62,386
Taxes paid (received)	$201	$(561)	$472
Supplemental disclosure of noncash investing and financing activities:
Issued 398,578, 141,351 and 392,474 shares of restricted and unrestricted common stock in 2012, 2011 and 2010, respectively, pursuant to NNN’s performance incentive plan	$8,638	$3,456	$6,889
Issued 16,078, 9,632 and 10,092 shares of common stock in 2012, 2011 and 2010, respectively, to directors pursuant to NNN’s performance incentive plan	$463	$250	$236
Issued 19,212, 26,023 and 25,066 shares of common stock in 2012, 2011 and 2010, respectively, pursuant to NNN’s Deferred Director Fee Plan	$298	$449	$401
Surrender of 15,286 and 5,215 shares of restricted common stock in 2012 and 2011, respectively	$357	$109	$—
Change in other comprehensive income	$1,448	$(5,491)	$1,150
Change in lease classification (direct financing lease to operating lease)	$1,678	$3,407	$—
Note and mortgage receivable accepted in connection with real estate transactions	$—	$—	$5,950
Mortgages payable assumed in connection with real estate transactions	$6,634	$—	$5,432
Real estate acquired in connection with mortgage receivable foreclosure	$490	$—	$6,250
Real estate received in note receivable foreclosure	$1,595	$—	$—

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2012, 2011 and 2010

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

December 31, 2012
Property Portfolio:
Total properties (including retail operations)	1,622
Gross leasable area (square feet)	19,168,000
States	47
Prior to December 31, 2011, NNN reported its operations in two primary business segments, investment assets and inventory assets. As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting for any period presented. Currently, NNN's operations are reported within one business segment in the financial statements and all properties are considered part of the Properties or Property Portfolio. As such, property counts and calculations involving property counts reflect all NNN properties.
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2012, 2011 and 2010, NNN recorded $1,540,000, $1,213,000 and $617,000 in capitalized interest, respectively.
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
Intangible assets and liabilities consisted of the following as of December 31 (in thousands):

	2012	2011
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$6,679	$5,907
Value of in-place leases, net	37,889	31,970
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	23,708	23,367
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
Impairment – Real Estate – Based upon events or changes in certain circumstances, management periodically assesses its Property Portfolio for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.
Real Estate Dispositions – When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the FASB guidance included in Real Estate Sales, provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and NNN no longer has a continuing obligation to provide services to the former tenants.

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
Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting. During September 2012, NNN Crow JV sold all of its assets and paid off its bank term loan as of December 31, 2012.
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
Debt Costs – Debt costs incurred in connection with NNN’s $500,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method.

Revenue Recognition – Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases, based on the terms of the lease of the leased asset. Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
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

	2012	2011	2010
Basic and Diluted Earnings:
Net earnings attributable to NNN	$142,015	$92,325	$72,997
Less: Series C preferred stock dividends	(1,979)	(6,785)	(6,785)
Less: Series D preferred stock dividends	(15,449)	—	—
Less: Excess of redemption value over carrying value of preferred shares redeemed	(3,098)	—	—
Net earnings attributable to common stockholders	121,489	85,540	66,212
Less: Earnings attributable to unvested restricted shares	(741)	(622)	(299)
Net earnings used in basic earnings per share	120,748	84,918	65,913
Reallocated undistributed income (loss)	(5)	(2)	—
Net earnings used in diluted earnings per share	$120,743	$84,916	$65,913

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	107,873,577	88,972,723	83,320,921
Less: Unvested restricted stock	(654,127)	(630,102)	(605,276)
Less: Contingent shares	(254,294)	(242,545)	—
Weighted average number of shares outstanding used in basic earnings per share	106,965,156	88,100,076	82,715,645
Effects of dilutive securities:
Contingent shares	6,333	66,001	—
Convertible debt	1,987,842	512,024	—
Common stock options	992	2,881	3,814
Directors’ deferred fee plan	157,192	156,075	129,903
Weighted average number of shares outstanding used in diluted earnings per share	109,117,515	88,837,057	82,849,362

For the years ended December 31, 2011 and 2010, the potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2012, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
NNN and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 16). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to OAMI’s built-in-gain tax liability.
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

New Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-10, which clarifies the scope of current U.S. generally accepted accounting principles ("GAAP"). The amendments will resolve the diversity in practice about whether the guidance in subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
In June 2011, the FASB issued ASU 2011-05 which amended its guidance on the presentation of comprehensive income in financial statements. The new guidance requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this new guidance were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance changed the presentation of NNN's consolidated financial statements but did not have an effect on NNN's results of operations.
In December 2011, the FASB isuued ASU 2011-11 amending its guidance on offsetting assets and liabilities in financial statements. The objective of this update would be to require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption will have on its financial position and results of operations.
In December 2011, the FASB issued ASU 2011-12, which indefinitely defers certain provisions of ASU 2011-05, including a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net earnings is presented and the statement in which other comprehensive income is presented. The effective dates and expected changes to NNN's presentation are the same as noted in ASU 2011-05 above.
Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, the recoverability of the carrying value of long-lived assets, including the commercial mortgage residual interests, the recoverability of the deferred income taxes, and the collectibility of receivables from tenants, including accrued rental income. Actual results could differ from those estimates.
Correction of Immaterial Errors – During the year ended December 31, 2012, NNN identified certain immaterial errors related to deferred tax assets and the related valuation allowance. In 2009, NNN incurred a loss on foreclosure and impairment charges associated with acquiring the operations of one of its lessees. The properties and operations were transferred to taxable REIT subsidiaries upon foreclosure. Certain charges associated with the acquisition and impaired properties should have been recorded in NNN’s qualified REIT subsidiaries prior to the properties’ transfer to the taxable REIT subsidiary group. Deferred tax assets associated with the book charges of $10,350,000 in 2009 were inappropriately recorded in the taxable REIT subsidiary group. A valuation allowance for the full amount of the deferred tax assets was also recorded in 2009. In the year ended December 31, 2012, NNN decreased deferred tax assets and the related valuation allowance by $10,350,000 each to correct the error.
NNN further reviewed its conclusions in previous periods, commencing in 2009, with respect to the realizability of the remaining deferred tax assets. Upon further review, NNN determined that its available sources of income supported realizability of all but $3,104,000 of its gross deferred tax assets as of December 31, 2009, 2010 and 2011. As a result, NNN determined that it had previously understated its deferred income tax benefit in the years ended December 31, 2010 and 2009 by $3,121,000 and $3,372,000, respectively, and understated its net deferred tax assets by $6,493,000 as of December 31, 2011 and 2010, in its financial statements. NNN corrected this in the year ended December 31, 2012 by reversing the valuation allowance and recording an income tax benefit of $6,493,000. NNN reviewed the impact of correcting the prior period errors in 2012 as well as its impact on prior periods in accordance with SAB Topics 1.M and 1.N and determined that the misstatements did not have a material effect on the Company’s financial position, results of operations, trends in earnings, or cash flows for any of the periods presented.
Furthermore, NNN determined in the year ended December 31, 2012 that its available sources of income supported realizability of all of its gross deferred tax assets. In 2012, NNN reversed the remaining valuation allowance and recorded an income tax benefit of $1,178,000.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases at December 31, 2012:

Lease classification:
Operating	1,604
Direct financing	13
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 years

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2012	2011
Land and improvements	$1,461,263	$1,313,672
Buildings and improvements	2,556,271	2,119,231
Leasehold interests	1,290	1,290
	4,018,824	3,434,193
Less accumulated depreciation and amortization	(333,238)	(270,115)
	3,685,586	3,164,078
Work in progress	84,231	60,210
	$3,769,817	$3,224,288

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2012, 2011 and 2010, NNN recognized collectively in continuing and discontinued operations, $487,000, ($222,000) and ($93,000), respectively, of such income, net of reserves. At

December 31, 2012 and 2011, the balance of accrued rental income, net of allowances of $3,270,000 and $4,870,000, respectively, was $25,458,000 and $25,187,000, respectively.
As of December 31, 2012, in connection with the development of Properties, NNN has the following funding commitments (dollars in thousands):

	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real Estate Portfolio	54	$164,420	$127,235	$37,185

(1)	Includes land, construction costs and tenant improvements.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2012 (dollars in thousands):

2013	$336,674
2014	329,325
2015	322,164
2016	316,470
2017	307,046
Thereafter	2,639,001
$4,250,680

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

Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2012	2011
Minimum lease payments to be received	$27,963	$32,587
Estimated unguaranteed residual values	10,142	11,464
Less unearned income	(14,888)	(17,533)
Net investment in direct financing leases	$23,217	$26,518

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2012 (dollars in thousands):

2013	$3,853
2014	3,454
2015	3,160
2016	3,077
2017	2,239
Thereafter	12,180
$27,963
The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Note 3 – Real Estate – Held For Sale:
As of December 31, 2012, NNN owned 23 held for sale Properties: 16 improved properties and seven land parcels. As of December 31, 2011, NNN owned 22 held for sale Properties: 16 improved properties and six land parcels. Real estate held for sale consisted of the following at December 31 (dollars in thousands):

	2012	2011

Land and improvements	$15,751	$14,172
Building and improvements	37,080	32,044
	52,831	46,216
Less accumulated depreciation and amortization	(540)	(506)
Less impairment	(10,518)	(8,774)
	$41,773	$36,936

The following table summarizes the number of held for sale Properties sold and the corresponding gain recognized on the disposition of held for sale Properties included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2012		2011		2010
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	—	$—	—	$297	2	$641
Discontinued operations	34	10,956	8	424	16	1,434
Noncontrolling interest	—	—	—	(194)	—	(363)
	34	$10,956	8	$527	18	$1,712

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

	2012	2011	2010
Continuing operations	$8,411	$—	$—
Discontinued operations	1,901	431	—
	$10,312	$431	$—

The valuation of impaired assets is determined using widely accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, which are level 3 inputs. NNN may consider a single valuation technique or multiple valuation techniques, as appropriate, when measuring the fair value of its real estate.

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

Note 6 – Mortgages, Notes and Accrued Interest Receivable:
Mortgages are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2012	2011
Mortgages and notes receivable	$26,952	$32,751
Accrued interest receivables, net of reserves	858	730
Unamortized discount	(40)	(53)
	$27,770	$33,428

In connection with the evaluation of the collectibility of its mortgages and notes receivable, during the year ended December 31, 2010, NNN recorded a valuation reserve of $5,625,000 included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2011, $3,115,000 of this valuation reserve was recovered and included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Comprehensive Income.

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
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2012	2011	2010
Unrealized gains	$1,132	$—	$1,272
Unrealized losses	—	246	—
Other than temporary valuation impairment	2,812	1,024	3,995

Due to the expected timing of future cash flows relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2012, 2011 and 2010, NNN recorded an other than temporary valuation adjustment as a reduction of earnings from operations. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31:

	2012	2011
Discount rate	25%	25%
Average life equivalent CPR speeds range	0.80% to 24.31% CPR	2.18% to 18.57% CPR
Foreclosures:
Frequency curve default model	0.09% - 4.49% range	0.20% - 4.70% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2012 (dollars in thousands):

Residuals
Carrying amount of retained interests	$13,096

Discount rate assumption:
Fair value at 27% discount rate	$12,546
Fair value at 30% discount rate	$11,783

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$13,107
Fair value of 2% increases above the CPR Index	$13,106

Expected credit losses:
Fair value 2% adverse change	$12,844
Fair value 3% adverse change	$12,715

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$13,326
Fair value of Prime/LIBOR spread contracting 50 basis points	$13,555

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

Note 8 – Line of Credit Payable:

In October 2012, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $450,000,000 to $500,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $53,419,000 and a weighted average interest rate of 1.7% during the year ended December 31, 2012. The Credit Facility matures October 2016, with an option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2012, $174,200,000 was outstanding and $325,800,000 was available for future borrowings under the Credit Facility, excluding undrawn letters of credit totaling $3,800,000.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2012, NNN was in compliance with those covenants.

Note 9 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity (3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2012	2011
December 2001 (2)	$623	9.00%	April 2014	$543	$95	$158
December 2001 (2)	698	9.00%	April 2019	1,047	299	333
December 2001 (2)	485	9.00%	April 2019	1,013	155	172
June 2002	21,000	6.90%	July 2012	—	—	18,488
February 2004 (2)	6,952	6.90%	January 2017	11,039	2,892	3,485
March 2005 (2)	1,015	8.14%	September 2016	1,283	439	535
June 2012 (2)(4)	6,850	5.75%	April 2016	8,905	6,722	—
				$23,830	$10,602	$23,171

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2012.

(2)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(4)	Initial balance and outstanding principal balance includes unamortized premium.
The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2012 (dollars in thousands):

2013	$1,127
2014	1,158
2015	1,207
2016	6,842
2017	146
Thereafter	122
$10,602

Note 10 – Notes Payable – Convertible:
Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)(4)		2028 Notes(2)(5)(6)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate	3.950%		5.125%
Effective Interest Rate (8)	5.840%		7.192%
Debt Issuance Costs	$3,850	(3)	$5,459	(7)
Earliest Conversion Date (9)	—		June 2027
Earliest Put Option Date	—		June 2013
Maturity Date	—		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Converted	(123,163)		—
Outstanding principal balance at December 31, 2012	$15,537	(10)	$223,035

(1)	NNN repurchased $8,800 and $25,000 in 2009 and 2008, respectively, for a purchase price of $6,994 and $19,188, respectively, resulting in a gain of $1,565 and $4,961, respectively.

(2)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(3)	Includes $463 of note costs which were written off in connection with the repurchase of $33,800 of the 2026 Notes.

(4)	The conversion rate per $1 principal amount was 42.6237 shares of NNN’s common stock, which is equivalent to a conversion price of $23.4611 per share of common stock.

(5)	The conversion rate per $1 principal amount was 39.4902 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3228 per share of common stock.

(6)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(7)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes, respectively.

(8)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(9)	Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes.

(10)	In January 2013, NNN converted the remaining principal balance.
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
The carrying amounts of the Company’s convertible debt and equity balances are summarized in the table below as of December 31 (dollars in thousands):

	2012	2011
Carrying value of equity component	$(22,193)	$(33,873)
Principal amount of convertible debt	238,572	361,735
Remaining unamortized debt discount	(2,072)	(6,363)
Net carrying value of convertible debt	$214,307	$321,499

As of December 31, 2012, the remaining amortization period for the 2028 Notes debt discount was approximately 6 months. The 2026 Notes debt discount has been fully amortized.
NNN recorded the following relating to the 2026 Notes and the 2028 Notes as of December 31 (dollars in thousands):

	2012	2011	2010
Noncash interest charges	$4,291	$5,837	$6,154
Contractual interest expense	15,744	16,909	17,046
	$20,035	$22,746	$23,200
The if-converted values which exceed the principal amount as of December 31, 2012, are $5,125,000 and $51,764,000 for the 2026 Notes and the 2028 Notes, respectively. As of December 31, 2011, the if-converted values which exceed the principal amount are $16,057,000 and $8,831,000 for the 2026 Notes and the 2028 Notes, respectively.
On September 28, 2012, NNN announced that the market price condition on its 2026 Notes has been satisfied, and that the 2026 Notes will be convertible during the calendar quarter beginning October 1, 2012. Pursuant to the terms of the indenture, the conversion rate is subject to certain adjustments during the period in which the 2026 Notes are convertible.
As of November 6, 2012, approximately $38,100,000 aggregate principal amount of Notes remained outstanding. On November 7, 2012, NNN notified the remaining holders of the 2026 Notes that the Company will redeem all outstanding Notes on December 10, 2012. The Company also announced that holders may elect to convert all or a portion of the 2026 Notes into cash and, if applicable, shares of the Company's common stock.
All note holders elected to exercise the conversion feature of the 2026 Notes prior to redemption. Pursuant to the terms of the 2026 Notes, the Company elected to pay the full conversion value in cash. The conversion value of a note was based on an average of the daily closing price of the Company's common stock over an averaging period that commenced after the Company received a conversion notice from a note holder. The Company paid approximately $164,649,000 in aggregate conversion value for the $123,163,000 converted notes at the end of the applicable averaging periods. The difference between the amount paid and the principal amount of the converted notes of $41,486,000 was recognized as a decrease to additional paid-in capital. As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding, and were converted in January 2013.

Note 11 – Notes Payable:
Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2014(1)(2)(5)	June 2004	$150,000	$440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022 (1)	August 2012	325,000	4,989	320,011	3.800%	3.984%	October 2022

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain and swap gain (as applicable).

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
In connection with the debt offerings, NNN incurred debt issuance costs totaling $10,410,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In June 2012, NNN repaid the $50,000,000 7.75% notes payable that were due in June 2012.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2012, NNN was in compliance with those covenants.

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
6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th of a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, in limited circumstances relating to NNN's ability to qualify as a REIT or upon a change of control, as defined in the articles supplementary, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. Upon a change of control, as defined in the articles supplementary, holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 22, 2013, the Series D Preferred Stock was not redeemable or convertible.

Note 13 – Common Stock:
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
In May 2012, NNN established an at-the-market (“ATM”) equity program which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time over the next three years. The following outlines the common stock issuances pursuant to the ATM for the year ended December 31:

2012
Shares of common stock	4,282,298
Average price per share	$29.64
Net proceeds	126,947,000
Stock issuance costs (1)	2,145,000
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividend Reinvestment and Stock Purchase Plan. In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31:

	2012	2011	2010
Shares of common stock	2,101,644	3,745,896	793,759
Net proceeds	$56,102,000	$93,451,000	$17,623,000

Note 14 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer up to a maximum of 60 percent of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN matches 60 percent of the participants’ contributions up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2012, 2011 and 2010 totaled $378,000, $321,000 and $297,000, respectively.

Note 15 – Dividends:
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2012	2011	2010
Ordinary dividends	$1.199003	$1.088228	$1.072446
Qualified dividends	0.013346	—	0.081661
Capital gain	0.021358	—	0.000861
Unrecaptured Section 1250 Gain	0.048890	—	0.000498
Nontaxable distributions	0.277403	0.441772	0.354534
	$1.560000	$1.530000	$1.510000

The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2012	2011	2010
Dividends	$167,495	$133,720	$125,391
Per share	1.560	1.530	1.510

On January 15, 2013, NNN declared a dividend of $0.395 per share, which is payable February 15, 2013 to its common stockholders of record as of January 31, 2013.
The following presents the characterization for tax purposes of Series C and D Preferred Stock dividends per share paid to stockholders for the year ended December 31:

	Series D	Series C
	2012	2012	2011	2010
Ordinary dividends	$1.255844	$0.502710	$1.843750	$1.703170
Qualified dividends	0.013979	0.005596	—	0.140580
Capital gain	0.022371	0.008956	—	—
Unrecaptured Section 1250 Gain	0.051209	0.020498	—	—
	$1.343403	$0.537760	$1.843750	$1.843750

The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31(in thousands, except per share data):

	2012	2011	2010
Series C Preferred Stock (1):
Dividends	$1,979	$6,785	$6,785
Per share	0.5378	1.8438	1.8438

Series D Preferred Stock (2):
Dividends	15,449	—	—
Per share	1.3434	—	—
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
In February 2013, NNN declared a dividend on its Series D Preferred Stock of 41.40625 cents per depositary share payable March 15, 2013.

Note 16 – Income Taxes:
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2012, 2011 and 2010, and the statutory rates relate to state taxes and nondeductible expenses.
For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted.
In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, pursuant to which OAMI became a wholly owned subsidiary of NNN. OAMI has remaining tax liabilities relating to the built-in gain of its assets.

The significant components of the net income tax asset consist of the following at December 31 (dollars in thousands):

	2012	2011
Deferred tax assets:
Cost basis	$1,118	$386
Deferred income	247	151
Reserves	3,735	11,035
Goodwill	—	3,524
Excess interest expense carryforward	4,508	5,299
Net operating loss carryforward	5,829	6,805
	15,437	27,200
Valuation allowance	—	(18,021)
Total deferred tax assets	15,437	9,179

Deferred tax liabilities:
Built-in gain	(2,924)	(3,537)
Depreciation	(756)	(1,103)
Other	(546)	(267)
Total deferred tax liabilities	(4,226)	(4,907)

Net deferred tax asset	$11,211	$4,272

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Based upon the level of historical taxable income, projections for future taxable income, and tax strategies available to NNN over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2012.
As noted in Note 1, during the year ended December 31, 2012, NNN identified certain immaterial errors related to deferred tax assets and the related valuation allowance. NNN decreased deferred tax assets and the related valuation allowance by $10,350,000 each to correct a gross-up error and reversed its valuation allowance by $6,493,000 to reflect an overstatement of its valuation allowance recorded in the years ended December 31, 2010 and 2009.
Furthermore, NNN determined in the year ended December 31, 2012 that its available sources of income supported realizability of all of its gross deferred tax assets. In 2012, NNN reversed the remaining valuation allowance and recorded an income tax benefit of $1,178,000.
The decrease in the valuation allowance for the years ended December 31, 2012 and 2011 was $18,021,000 and $0, respectively.

The income tax benefit (expense) consists of the following components for the years ended December 31, (as adjusted) (dollars in thousands):

	2012	2011	2010
Net earnings before income taxes	$135,124	$93,302	$74,097
Provision for income tax benefit (expense):
Current:
Federal	(41)	(79)	(254)
State and local	(7)	(15)	(48)
Deferred:
Federal	5,776	(801)	(744)
State and local	1,163	(82)	(54)
Total benefit (expense) for income taxes	6,891	(977)	(1,100)
Net earnings attributable to NNN’s stockholders	$142,015	$92,325	$72,997

The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2012	2011	2010

Federal benefit (expense) at statutory tax rate	$(45,942)	$(31,723)	$(25,193)
Nontaxable income of NNN	44,746	30,380	26,415
State taxes, net of federal benefit	(139)	(156)	142
Amortization of Built-in Gain Tax for GAAP	613	531	663
Other	(58)	(9)	(6)
Valuation allowance (increase) decrease	7,671	—	(3,121)
Total tax benefit (expense)	$6,891	$(977)	$(1,100)
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

Note 17 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to leasehold interests which expired and properties which generated revenue and were sold or generated revenue and were held for sale as of December 31, 2012, as discontinued operations. The following is a summary of the earnings from discontinued operations for each of the years ended December 31 (dollars in thousands):

	2012	2011	2010
Revenues:
Rental income from operating leases	$7,471	$9,462	$11,095
Earned income from direct financing leases	6	78	87
Percentage rent	27	27	40
Real estate expense reimbursement from tenants	527	632	1,663
Interest and other income from real estate transactions	44	47	578
	8,075	10,246	13,463
Operating expenses:
General and administrative	26	22	100
Real estate	997	1,201	2,421
Depreciation and amortization	1,046	1,495	1,787
Impairment losses and other charges	1,901	431	—
	3,970	3,149	4,308
Other expenses (revenues):
Interest and other income	—	—	(2)
Interest expense	1,422	1,382	2,655
	1,422	1,382	2,653
Earnings before gain on disposition of real estate and income tax expense	2,683	5,715	6,502
Gain on disposition of real estate	10,956	424	1,434
Income tax expense	(195)	(198)	(625)
Earnings from discontinued operations attributable to NNN including noncontrolling interests	13,444	5,941	7,311
Loss (earnings) attributable to noncontrolling interests	(51)	(80)	11
Earnings from discontinued operations attributable to NNN	$13,393	$5,861	$7,322

Note 18 – Derivatives:
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
As of December 31, 2012, $5,693,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the years ended December 31, 2012 and 2011, NNN reclassed $231,000 and $9,000 out of other comprehensive income as an increase to interest expense. During the year ended December 31, 2010, NNN reclassed $165,000 out of other comprehensive income as a reduction to interest expense. Over the next 12 months, NNN estimates that an additional $249,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2012.

Note 19 – Performance Incentive Plan:
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
The following summarizes NNN’s stock-option compensation activity for each of the years ended December 31:

	Number of Shares
	2012	2011	2010
Outstanding, January 1	5,000	7,500	12,154
Options granted	—	—	—
Options exercised	(5,000)	(2,500)	(4,654)
Options surrendered	—	—	—
Outstanding, December 31	—	5,000	7,500
Exercisable, December 31	—	5,000	7,500

The following represents the weighted average option exercise price information for each of the years ended December 31:

	2012	2011	2010
Outstanding, January 1	$14.57	$14.11	$13.72
Granted during the year	—	—	—
Exercised during the year	14.57	13.20	13.08
Outstanding, December 31	—	14.57	14.11
Exercisable, December 31	—	14.57	14.11

There were no options outstanding or exercisable at December 31, 2012.

One-third of the option grant to each individual becomes exercisable at the end of each of the first three years of service following the date of the grant and the options’ maximum term is 10 years. During the years ended December 31, 2012, 2011 and 2010, NNN received proceeds totaling $73,000, $33,000 and $61,000, respectively, in connection with the exercise of options. NNN issued new common stock to satisfy share option exercises. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $61,000, $24,000 and $43,000, respectively.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers, directors and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	900,573	$19.18
Restricted shares granted	398,578	26.87
Restricted shares vested	(309,874)	22.08
Restricted shares forfeited	(19,500)	23.62
Restricted shares repurchased	(5,165)	22.40
Non-vested restricted shares, December 31	964,612	$23.40

During the years ended December 31, 2012, 2011 and 2010 a total of 19,500, 5,215 and 15,310, respectively, of restricted shares were forfeited.
Compensation expense for the restricted stock which is not contingent upon NNN’s performance goals is determined based upon the fair value at the date of grant and is recognized as the greater of the amount amortized over a straight lined basis or the amount vested over the vesting periods. Vesting periods for officers and key associates of NNN range from three to five years and generally vest yearly. NNN recognizes compensation expense on a straight-line basis for awards with only service conditions.
During the years ended December 31, 2012 and 2010, NNN granted 185,915 and 91,000, respectively, performance based shares subject to its earnings based growth after a three years period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $26.85 and $23.11, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2010 grant, NNN considers the likelihood of meeting the performance criteria based upon management’s estimates and analysis of future earnings based growth relative to its peers from which it determines the amounts to be recognized. For the 2012 grant, the conditions are based on market conditions, and the fair value is determined at the grant date. Compensation expense is recognized over the requisite service period for both grants.

The following summarizes other grants made during the year ended December 31, 2012, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	16,078	$28.78
Deferred Directors’ fees	18,622	28.80
	34,700	$28.79
Shares available under the 2007 Plan for grant, end of period	4,281,900

The total compensation cost for share-based payments for the years ended December 31, 2012, 2011 and 2010, totaled $8,131,000, $6,390,000 and $5,310,000, respectively, of such compensation expense. At December 31, 2012, NNN had $9,433,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.6 years. In addition, NNN recognized performance based long term incentive cash compensation of $1,684,000, $1,702,000 and $446,000 for the years ended December 31, 2012, 2011 and 2010 respectively.

Note 20 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31, 2012 and 2011, approximate fair value based upon current market prices of similar issues. At December 31, 2012 and 2011, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,585,756,000 and $1,362,922,000, respectively, based upon the quoted market price, which is a level one input.

Note 21 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$78,658	$82,751	$85,013	$88,899
Reclassified to discontinued operations	(1,448)	(1,435)	(686)	—
Adjusted revenue	$77,210	$81,316	$84,327	$88,899
Net earnings attributable to NNN’s stockholders	$29,832	$33,505	$38,015	$40,663
Net earnings per share (1):
Basic	$0.23	$0.26	$0.31	$0.33
Diluted	0.23	0.26	0.30	0.32
2011
Revenues as originally reported	$61,952	$62,516	$67,460	$74,400
Reclassified to discontinued operations	(1,734)	(1,920)	(1,294)	(1,441)
Adjusted revenue	$60,218	$60,596	$66,166	$72,959
Net earnings attributable to NNN’s stockholders	$20,820	$21,303	$22,632	$27,570
Net earnings per share (1):
Basic	$0.23	$0.23	$0.24	$0.26
Diluted	0.23	0.23	0.24	0.26

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 22 – Segment Information:

As a result of a continued reduction of investments in real estate acquired for the purpose of resale, the previously reported segment of inventory assets no longer meets the criteria for significance for separate segment reporting for any period presented. Therefore, for the years ended December 31, 2012, 2011 and 2010, NNN's operations are reported within one business segment in the consolidated financial statements.

Note 23 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a rollforward of the Residuals during the year ended December 31, 2012 (dollars in thousands):

Balance at beginning of period	$15,299
Total gains (losses) – realized/unrealized:
Included in earnings	(2,812)
Included in other comprehensive income	1,132
Interest income on Residuals	2,673
Cash received from Residuals	(3,196)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$13,096
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(130)

Note 24 – Major Tenants:
As of December 31, 2012, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 25 – Commitments and Contingencies:
As of December 31, 2012, NNN had letters of credit totaling $3,800,000 outstanding under its Credit Facility.
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Note 26 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2012, the date of the consolidated balance sheet.
In September 2012, the market price condition on NNN's 3.95% convertible senior notes due 2026 ("2026 Notes") was satisfied, and the 2026 Notes became convertible during the quarter beginning October 1, 2012. As of December 31, 2012, $123,163,000 had been surrendered for conversion, and $15,537,000 of the principal amount of 2026 Notes remained outstanding. In January 2013, the remaining $15,537,000 principal amount was surrendered for conversion, and NNN paid approximately $20,702,000 in aggregate conversion value.
There were no other reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2012, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, NNN’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2012, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	40

		Consolidated Balance Sheets as of December 31, 2012 and 2011	42

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	43

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010	45

		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	48

		Notes to Consolidated Financial Statements	50

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2012

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2012

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

3.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of 6.625% Series D Cumulative Preferred Stock, par value $0.01 per share, dated February 21, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2012, incorporated herein by reference).

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

4.11
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

4.12
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

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

4.19
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.20
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 22, 2013 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2013.

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

Signature	Title	Date

/s/ Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2013
Craig Macnab

/s/ Ted B. Lanier	Lead Director	February 22, 2013
Ted B. Lanier

/s/ Don DeFosset	Director	February 22, 2013
Don DeFosset

/s/ David M. Fick	Director	February 22, 2013
David M. Fick

/s/ Edward J. Fritsch	Director	February 22, 2013
Edward J. Fritsch

/s/ Richard B. Jennings	Director	February 22, 2013
Richard B. Jennings

/s/ Robert C. Legler	Director	February 22, 2013
Robert C. Legler

/s/ Robert Martinez	Director	February 22, 2013
Robert Martinez

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 22, 2013
Kevin B. Habicht

Exhibit Index

3.	Articles of Incorporation and Bylaws

3.1
First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012, and incorporated herein by reference).

3.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of 6.625% Series D Cumulative Preferred Stock, par value $0.01 per share, dated February 21, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2012, incorporated herein by reference).

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

4.11
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

4.12
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

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

4.19
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.20
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 22, 2013 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(Dollars in thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Land O' Lakes, FL	$—		$1,077	$817	$28	$—	$1,077	$845	$1,922	$286	1999	10/98	(g)	40
Tampa, FL	—		1,081	917	—	—	1,070	917	1,987	316	1999	12/98	(g)	40
Austin, TX	—		259	1,361	—	—	259	1,361	1,620	61	1985	11/11		25
Austin, TX	—		900	3,571	—	—	900	3,571	4,471	115	2004	11/11		35
Austin, TX	—		1,101	2,987	—	—	1,101	2,987	4,088	96	2006	11/11		35
Beaumont, TX	—		124	2,968	—	—	124	2,968	3,092	111	1996	11/11		30
Beaumont, TX	—		115	1,543	—	—	115	1,543	1,658	58	1996	11/11		30
Beaumont, TX	—		239	2,031	—	—	239	2,031	2,270	65	2002	11/11		35
Bloomington, TX	—		38	3,093	—	—	38	3,093	3,131	139	1985	11/11		25
Bryan, TX	—		479	3,561	—	—	479	3,561	4,040	134	2000	11/11		30
Canyon Lake, TX	—		144	1,830	—	—	144	1,830	1,974	82	1977	11/11		25
Cedar Park, TX	—		833	1,705	—	—	833	1,705	2,538	55	2002	11/11		35
College Station, TX	—		393	3,342	—	—	393	3,342	3,735	125	2000	11/11		30
Corpus Christi, TX	—		383	3,093	—	—	383	3,093	3,476	99	2006	11/11		35
Corpus Christi, TX	—		450	1,370	—	—	450	1,370	1,820	51	1996	11/11		30
Corpus Christi, TX	—		412	2,356	—	—	412	2,356	2,768	88	1999	11/11		30
Corpus Christi, TX	—		661	2,624	—	—	661	2,624	3,285	98	1999	11/11		30
Edinburg, TX	—		431	2,193	—	—	431	2,193	2,624	82	1999	11/11		30
Edna, TX	—		67	1,897	—	—	67	1,897	1,964	85	1976	11/11		25
Harlingen, TX	—		230	2,356	—	—	230	2,356	2,586	88	2000	11/11		30
Kingsland, TX	—		153	2,691	—	—	153	2,691	2,844	121	1972	11/11		25
Kingsville, TX	—		163	1,485	—	—	163	1,485	1,648	67	1990	11/11		25
Laredo, TX	—		421	3,016	—	—	421	3,016	3,437	113	1998	11/11		30
Laredo, TX	—		335	2,509	—	—	335	2,509	2,844	94	1999	11/11		30
Laredo, TX	—		938	5,829	—	—	938	5,829	6,767	219	1995	11/11		30
Laredo, TX	—		441	1,935	—	—	441	1,935	2,376	62	2002	11/11		35
Laredo, TX	—		412	1,476	—	—	412	1,476	1,888	55	2001	11/11		30
Mercedes, TX	—		556	1,523	—	—	556	1,523	2,079	57	1998	11/11		30
Palacios, TX	—		29	1,667	—	—	29	1,667	1,696	75	1984	11/11		25
Pflugerville, TX	—		996	2,336	—	—	996	2,336	3,332	75	2002	11/11		35
Portland, TX	—		488	4,710	—	—	488	4,710	5,198	177	1999	11/11		30
Rio Bravo, TX	—		355	1,351	—	—	355	1,351	1,706	43	2002	11/11		35
Rockport, TX	—		660	4,269	—	—	660	4,269	4,929	137	2008	11/11		35
Round Rock, TX	—		661	1,140	—	—	661	1,140	1,801	43	2000	11/11		30
San Antonio, TX	—		441	1,313	—	—	441	1,313	1,754	49	1999	11/11		30
San Juan, TX	—		565	1,179	—	—	565	1,179	1,744	44	1999	11/11		30
Victoria, TX	—		259	2,346	—	—	259	2,346	2,605	88	1984	11/11		30
Victoria, TX	—		431	2,298	—	—	431	2,298	2,729	86	1986	11/11		30
West Orange, TX	—		220	2,088	—	—	220	2,088	2,308	78	1993	11/11		30
Winnie, TX	—		115	4,566	—	—	115	4,566	4,681	147	2002	11/11		35
Austin, TX	—		612	3,061	—	—	612	3,061	3,673	106	1999	12/11		30
Austin, TX	—		689	1,732	—	—	689	1,732	2,421	60	1999	12/11		30
Austin, TX	—		612	2,775	—	—	612	2,775	3,387	96	1999	12/11		30
Austin, TX	—		880	1,790	—	—	880	1,790	2,670	62	1998	12/11		30
Austin, TX	—		861	3,004	—	—	861	3,004	3,865	104	2001	12/11		30
Austin, TX	—		775	4,677	—	—	775	4,677	5,452	162	1996	12/11		30
Austin, TX	—		679	1,905	—	—	679	1,905	2,584	66	1999	12/11		30
Austin, TX	—		756	2,870	—	—	756	2,870	3,626	100	1999	12/11		30
Austin, TX	—		938	1,436	—	—	938	1,436	2,374	50	1998	12/11		30
Austin, TX	—		488	2,163	—	—	488	2,163	2,651	75	2000	12/11		30
Austin, TX	—		1,215	4,524	—	—	1,215	4,524	5,739	135	2004	12/11		35
Cedar Park, TX	—		536	1,914	—	—	536	1,914	2,450	66	1999	12/11		30
San Antonio, TX	—		899	2,593	—	—	899	2,593	3,492	77	2002	12/11		35
San Antonio, TX	—		985	3,253	—	—	985	3,253	4,238	113	1999	12/11		30
San Antonio, TX	—		919	2,344	—	—	919	2,344	3,263	70	2002	12/11		35
San Antonio, TX	—		679	2,937	—	—	679	2,937	3,616	102	1999	12/11		30
San Antonio, TX	—		545	3,148	—	—	545	3,148	3,693	109	1999	12/11		30
San Antonio, TX	—		412	2,010	—	—	412	2,010	2,422	70	1999	12/11		30
San Antonio, TX	—		766	1,474	—	—	766	1,474	2,240	51	1999	12/11		30
San Antonio, TX	—		631	2,851	—	—	631	2,851	3,482	99	1999	12/11		30
San Antonio, TX	—		909	1,359	—	—	909	1,359	2,268	47	1999	12/11		30
San Antonio, TX	—		947	2,535	—	—	947	2,535	3,482	88	1999	12/11		30
San Antonio, TX	—		469	2,727	—	—	469	2,727	3,196	95	1998	12/11		30
San Antonio, TX	—		632	1,991	—	—	632	1,991	2,623	69	2001	12/11		30
San Antonio, TX	—		603	2,048	—	—	603	2,048	2,651	71	1999	12/11		30
San Antonio, TX	—		411	2,555	—	—	411	2,555	2,966	89	1999	12/11		30
San Antonio, TX	—		517	2,670	—	—	517	2,670	3,187	93	1999	12/11		30
Universal City, TX	—		699	1,675	—	—	699	1,675	2,374	58	2001	12/11		30

Academy:
Beaumont, TX	—		1,424	2,449	—	—	1,424	2,449	3,873	844	1992	03/99		40
Houston, TX	—		2,311	1,628	—	—	2,311	1,628	3,939	561	1976	03/99		40
Pasadena, TX	—		900	2,181	—	—	900	2,181	3,081	752	1994	03/99		40
Franklin, TN	—		1,807	2,108	—	—	1,589	2,108	3,697	530	1999	06/05		30

Ace Hardware and Lighting:
Bourbonnais, IL	—		298	1,329	—	—	298	1,329	1,627	407	1997	11/98		37

Advance Auto Parts:
Miami, FL	—		867	—	1,035	—	867	1,035	1,902	195	2005	12/04	(g)	40

Adventure Landing:
Jacksonville Beach, FL	—		3,615	5,636	—	—	3,615	5,636	9,251	563	1995	04/11		30
Jacksonville, FL	—		721	861	—	—	721	861	1,582	123	1983	04/11		25
Raleigh, NC	—		1,841	3,124	—	—	1,841	3,124	4,965	299	1989	04/11		25
St. Augustine, FL	—		797	289	—	—	797	289	1,086	61	1999	04/11		30
Tonawanda, NY	—		205	927	—	—	205	927	1,132	130	1991	04/11		25

Aldi:
Cutler Bay, FL	—		989	1,479	205	—	989	1,684	2,673	618	1995	06/96		40

All Star Sports:
Wichita, KS	—		3,275	1,631	167	—	3,275	1,798	5,073	231	1988	05/07		40
Wichita, KS	—		1,551	965	152	—	1,551	1,117	2,668	137	1987	05/07		40
Amazing Jake's:
Plano, TX	—		5,705	17,049	18	—	5,705	17,067	22,772	2,172	1982	07/08		35

AMC Theatre:
Bloomington, IN	—		2,338	4,000	—	—	2,338	4,000	6,338	847	1987	09/07		25
Brighton, CO	—		1,070	5,491	—	—	1,070	5,491	6,561	726	2005	09/07		40
Castle Rock, CO	—		2,905	5,002	—	—	2,905	5,002	7,907	662	2005	09/07		40
Evansville, IN	—		1,300	4,269	—	—	1,300	4,269	5,569	645	1999	09/07		35
Galesburg, IL	—		1,205	2,441	—	—	1,205	2,441	3,646	323	2003	09/07		40
Machesney Park, IL	—		3,018	8,770	—	—	3,018	8,770	11,788	1,160	2005	09/07		40
Michigan City, IN	—		1,996	8,422	—	—	1,996	8,422	10,418	1,114	2005	09/07		40
Muncie, IN	—		1,243	5,512	—	—	1,243	5,512	6,755	729	2005	09/07		40
Naperville, IL	—		6,141	11,624	—	—	6,141	11,624	17,765	1,538	2006	09/07		40
New Lenox, IL	—		6,778	10,980	—	—	6,778	10,980	17,758	1,453	2004	09/07		40
Chicago, IL	—		7,257	10,955	—	—	7,257	10,955	18,212	1,358	2007	01/08		40
Johnson Creek, WI	—		1,433	3,932	—	—	1,433	3,932	5,365	557	1997	01/08		35
Lake Delton, WI	—		2,063	8,366	—	—	2,063	8,366	10,429	1,185	1999	01/08		35
Quincy, IL	—		1,297	2,850	—	—	1,297	2,850	4,147	404	1982	01/08		35
Schererville, IN	—		6,619	14,225	—	—	6,619	14,225	20,844	2,351	1996	01/08		30

American Family Care:
Mobile, AL	—		843	562	348	—	843	910	1,753	166	1997	12/01		40
Alcoa, TN	—		1,221	—	—	—	1,221	(e)	1,221	(e)	(e)	12/12	(m)	(e)
Cullman, AL	—		541	—	—	—	541	(e)	541	(e)	(e)	12/12	(m)	(e)
Decatur, AL	—		460	1,283	—	—	460	1,283	1,743	2	2010	12/12		35
Nashville, TN	—		377	—	—	—	377	(e)	377	(e)	(e)	12/12	(m)	(e)
Pace, FL	—		738	—	—	—	738	(e)	738	(e)	(e)	12/12	(m)	(e)
Woodstock, GA			563	—	—	—	563	(e)	563	(e)	(e)	12/12	(m)	(e)

American Freight:
Glen Allen, VA	—		889	1,948	—	—	889	1,948	2,837	808	1996	05/96		40

American Retail Service:
Lincoln City, OR	—		1,099	1,560	—	—	1,099	1,560	2,659	3	1973	12/12		25
Salem, OR	—		433	1,627	—	—	433	1,627	2,060	2	1999	12/12		30
Yuma, AZ	—		1,118	1,878	—	—	1,118	1,878	2,996	3	1987	12/12		25

Amoco:
Miami, FL	—		969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—		949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)

Amscot:
Tampa, FL	—		1,160	352	—	—	1,160	352	1,512	63	1981	10/05		40
Orlando, FL	—		764	—	891	—	764	891	1,655	144	2006	12/05		40
Orlando, FL	—		664	1,011	—	—	664	983	1,647	156	2006	12/05	(g)	40
Orlando, FL	—		358	—	900	—	358	900	1,258	148	2006	02/06	(g)	40
Orlando, FL	—		546	—	872	—	546	872	1,418	148	2006	02/06	(g)	40
Clearwater, FL	—		456	332	—	—	456	332	788	52	1967	09/06		40

Anna's Linens:
Harlingen, TX	—		317	756	120	—	317	876	1,193	256	1999	11/98	(f)	40

Applebee's:
Ballwin, MO	—		1,496	1,404	—	—	1,496	1,404	2,900	387	1995	12/01		40
Cincinnati, OH	—		312	898	—	—	312	898	1,210	71	2002	08/10		30
Crestview Hills, KY	—		1,069	1,367	—	—	1,069	1,367	2,436	130	1993	08/10		25
Danville, KY	—		641	1,645	—	—	641	1,645	2,286	130	2003	08/10		30
Florence, KY	—		1,075	1,488	—	—	1,075	1,488	2,563	141	1988	08/10		25
Frankfort, KY	—		862	1,610	—	—	862	1,610	2,472	127	1993	08/10		30
Georgetown, KY	—		809	1,437	—	—	809	1,437	2,246	114	2001	08/10		30
Hilliard, OH	—		808	1,846	—	—	808	1,846	2,654	146	1998	08/10		30
Mason, OH	—		545	941	—	—	545	941	1,486	75	1997	08/10		30
Maysville, KY	—		513	1,387	—	—	513	1,387	1,900	94	2005	08/10		35
Nicholasville, KY	—		454	1,077	—	—	454	1,077	1,531	85	2000	08/10		30
Troy, OH	—		645	862	—	—	645	862	1,507	82	1996	08/10		25
Grove City, OH	—		511	1,415	—	—	511	1,415	1,926	104	1990	10/10		30
Kettering, OH	—		359	1,043	—	—	359	1,043	1,402	66	2005	10/10		35
Mesa, AZ	—		974	1,514	—	—	974	1,514	2,488	111	1992	10/10		30
Mesa, AZ	—		748	1,734	—	—	748	1,734	2,482	128	1998	10/10		30
Mt. Sterling, KY	—		510	1,392	—	—	510	1,392	1,902	88	2000	10/10		35
Phoenix, AZ	—		781	1,456	—	—	781	1,456	2,237	107	1995	10/10		30
Phoenix, AZ	—		458	1,099	—	—	458	1,099	1,557	69	2004	10/10		35

Arby's:
Colorado Springs, CO	—		206	534	—	—	206	534	740	147	1998	12/01		40
Thomson, GA	—		268	504	—	—	268	504	772	139	1997	12/01		40
Washington Courthouse, OH	—		157	546	—	—	157	546	703	151	1998	12/01		40
Whitmore Lake, MI	—		171	469	—	—	171	469	640	129	1993	12/01		40

Arizona Oil:
Casa Grande, AZ (n)	—		2,340	1,894	83	—	2,340	1,977	4,317	267	1993	05/08		35
Gilbert, AZ	—		1,317	1,304	85	—	1,317	1,389	2,706	189	1996	05/08		35
Glendale, AZ	—		1,817	2,415	126	—	1,817	2,541	4,358	304	2001	05/08		40
Mesa, AZ (n)	—		2,219	2,140	89	—	2,219	2,229	4,448	265	2000	05/08		40
Mesa, AZ	—		1,332	1,367	92	—	1,332	1,459	2,791	229	1986	05/08		30
Miami, AZ	—		762	2,148	114	—	762	2,262	3,024	307	1998	05/08		35
Peoria, AZ	—		860	1,117	114	—	860	1,231	2,091	195	1987	05/08		30
Prescott, AZ	—		1,266	1,261	118	—	1,266	1,379	2,645	190	1997	05/08		35
Scottsdale, AZ (n)	—		1,529	1,373	240	—	1,529	1,613	3,142	229	1999	05/08		35
Sedona, AZ	—		1,281	1,324	107	—	1,281	1,431	2,712	175	2000	05/08		40
Tucson, AZ (n)	—		1,223	1,911	102	—	1,223	2,013	3,236	273	1996	05/08		35
Tucson, AZ (n)	—		1,083	1,599	86	—	1,083	1,685	2,768	229	1992	05/08		35
Tucson, AZ (n)	—		1,105	1,336	111	—	1,105	1,447	2,552	199	1992	05/08		35
Tucson, AZ (n)	—		1,457	1,619	125	—	1,457	1,744	3,201	239	1995	05/08		35

Ashley Furniture:
Altamonte Springs, FL	—		2,906	4,877	315	—	2,906	5,192	8,098	1,957	1997	09/97		40
Glen Burnie, MD	—		632	932	—	—	632	932	1,564	329	1968	11/98		40
Florissant, MO	—		921	1,087	—	—	921	1,087	2,008	264	1996	04/03	(g)	40
Louisville, KY	—		1,667	4,989	—	—	1,667	4,989	6,656	972	2005	03/05		40
AT&T:
Cincinnati, OH	—		297	443	332	—	297	775	1,072	178	1999	06/98		40

Babies "R" Us:
Arlington, TX	—		831	2,612	—	—	831	2,612	3,443	1,078	1996	06/96		40
Independence, MO	—		1,679	2,302	115	—	1,679	2,417	4,096	654	1996	12/01		40

BankUnited:
Orlando, FL	—		257	287	—	—	257	72	329	4	1988	07/92		30

Barnes & Noble:
Brandon, FL	—		1,476	1,527	—	—	1,476	1,527	3,003	686	1995	08/94	(f)	40
Glendale, CO	—		3,245	2,722	—	—	3,245	2,722	5,967	1,242	1994	09/94		40
Houston, TX	—		3,308	2,396	—	—	3,308	2,396	5,704	1,033	1995	10/94	(f)	40
Plantation, FL	—		3,616	—	—	—	3,616	(c)	3,616	(c)	1996	05/95	(f)	(c)
Freehold, NJ (n)	—		2,917	2,261	—	—	2,917	2,261	5,178	956	1995	01/96		40
Dayton, OH	—		1,413	3,325	—	—	1,413	3,325	4,738	1,278	1996	05/97		40
Redding, CA	—		497	1,626	—	—	497	1626	2,123	632	1997	06/97		40
Memphis, TN	—		1,574	2,242	—	—	1,574	2,242	3,816	500	1997	09/97		40
Marlton, NJ	—		2,831	4,319	—	—	2,709	4,319	7,028	1,525	1995	11/98		40

Bealls:
Sarasota, FL	—		1,078	1,795	—	—	1,078	1,795	2,873	419	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	35	(h)	40	111	—	—	40	111	151	25	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—		1,184	2,843	179	—	1,184	3,021	4,205	767	1997	06/98		40
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758	3,840	928	1999	12/98	(g)	40
Midland, MI	—		231	—	2,705	—	231	2,705	2,936	414	2006	07/03		40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772	5,757	1,100	1996	02/97		40
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359	6,068	917	1970	06/97		40
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419	9,652	1,321	1995	07/97		40
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218	6,270	1,237	1995	08/97		40
St. Petersburg, FL	—		4,032	2,611	—	—	4,032	2,611	6,643	790	1997	09/97		35
Pittsburgh, PA	—		2,331	2,293	—	—	2,331	2,293	4,624	834	1997	06/98		40
Denver, CO	—		8,882	4,373	—	—	8,882	4,373	13,255	1,262	1991	06/01		40
Albuquerque, NM	—		2,157	3,132	—	—	2,157	3,132	5,289	162	1992	09/11		25
Arlington, TX	—		1,372	3,890	—	—	1,372	3,890	5,262	201	1991	09/11		25
Beaumont, TX (n)	—		614	2,177	—	—	614	2,177	2,791	141	1992	09/11		20
Dallas, TX	—		906	—	—	—	906	—	906	—	1990	09/11		0
Fort Collins, CO	—		2,054	3,346	—	—	2,054	3,346	5,400	173	1992	09/11		25
Fort Worth, TX	—		687	2,177	—	—	687	2,177	2,864	94	1992	09/11		30
Houston, TX	—		1,409	3,095	—	—	1,409	3,095	4,504	133	1992	09/11		30
Matteson, IL	—		384	2,089	—	—	384	2,089	2,473	135	1992	09/11		20
Nashua, NH	—		1,028	7,052	—	—	1,028	7,052	8,080	304	1999	09/11		30
North Attleborough, MA	—		2,761	4,165	—	—	2,761	4,165	6,926	179	1999	09/11		30
Schaumburg, IL	—		3,170	4,784	—	—	3,170	4,784	7,954	309	1965	09/11		20
Virginia Beach, VA	—		3,140	4,276	—	—	3,140	4,276	7,416	184	1999	09/11		30

Best Smoke & Gas:
Abbottstown, PA	—		55	200	—	—	55	200	255	35	2000	01/06		40

Big Lots:
Dover, NJ	—		1,138	3,238	732	—	1,138	3,970	5,108	1,159	1995	11/98		40

BJ's Wholesale Club:
Orlando, FL	2,687	(h)	3,271	8,627	367	—	3,271	9,003	12,274	1,972	2001	02/04		40
Attleboro, MA	—		4,988	26,364	—	—	4,988	26,364	31,352	1,135	1993	09/11		30
Fairfax, VA	—		6,792	14,941	—	—	6,792	14,941	21,733	643	1992	09/11		30
Hamilton, NJ	—		3,166	29,373	—	—	3,166	29,373	32,539	1,084	2002	09/11		35
Hialeah, FL	—		4,792	14,067	—	—	4,792	14,067	18,859	606	2000	09/11		30
Roxbury, NJ	—		3,040	16,168	—	—	3,040	16,168	19,208	835	1993	09/11		25
W. Hartford, CT	—		2,846	14,299	—	—	2,846	14,299	17,145	616	1996	09/11		30

Black Fox Beauty Supply:
Corpus Christi, TX	—		125	137	195	—	125	332	457	92	1967	11/93		40

Blend Frozen Yogurt:
Lapeer, MI	—		63	457	—	—	63	436	499	61	2007	10/05		40

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639	15,143	1,967	1984	12/01		40

Bonefish:
Mobile, AL	—		801	2,137	—	—	801	2,137	2,938	48	2006	03/12		35
Pensacola, FL	—		734	2,003	—	—	734	2,003	2,737	45	2004	03/12		35

Books-A-Million:
Newark, DE			2,394	4,789	—	—	2,366	4,789	7,155	2,158	1994	12/94		40
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487	4,034	1,028	1996	06/96		40

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200	255	35	2000	01/06		40

Boston Market:
Burton, MI	—		620	707	—	—	620	707	1,327	195	1997	12/01		40
Geneva, IL	—		653	601	—	—	669	518	1,187	145	1996	12/01		40
N. Olmsted, OH	—		602	461	—	—	602	389	991	108	1996	12/01		40
Novi, MI	—		836	651	—	—	836	298	1,134	87	1995	12/01		40

Buck's:
St. Louis, MO	—		776	—	3,822	—	776	3,822	4,598	354	2009	12/07	(m)	40

Buffalo Wild Wings:
Michigan City, IN	—		163	492	—	—	163	492	655	136	1996	12/01		40

Bugaboo Creek:
Rochester, NY	—		792	1,535	—	—	792	1,535	2,327	213	1995	06/07		40

Burger King:
Colonial Heights, VA	—		662	610	—	—	662	610	1,272	168	1997	12/01		40

Buybacks Entertainment:
Lafayette, LA	—		603	1,149	30	—	603	1,179	1,782	204	1999	12/05		40

Caliber Collision:
Alvin, TX	—		400	712	—	—	400	712	1,112	67	1984	02/11		20
Galveston, TX	—		361	789	—	—	361	789	1,150	74	1965	02/11		20
Houston, TX	—		348	1,731	—	—	348	1,731	2,079	130	1987	02/11		25
Copperas Cove, TX	—		269	1,436	—	—	269	1,436	1,705	39	1972	01/12		35
Killeen, TX	—		408	2,171	—	—	408	2,171	2,579	83	1986	01/12		25
Austin, TX	—		1,071	3,412	—	—	1,071	3,412	4,483	119	1975	02/12		25
Gilbert, AZ	—		474	1,543	—	—	474	1,543	2,017	32	2003	05/12		30
Spring, TX	—		913	2,307	—	—	913	2,307	3,220	42	2006	06/12		30
Tomball, TX			414	1,281	—	—	414	1,281	1,695	20	2009	06/12		35

Camping World:
Vacaville, CA	—		2,467	6,575	—	—	2,467	6,575	9,042	462	2008	07/10		35
North Little Rock, AR	—		1,198	3,348	—	—	1,198	3,348	4,546	219	2007	09/10		35
Strafford, MO	—		1,278	3,694	—	—	1,278	3,694	4,972	242	2007	09/10		35
Avondale, AZ	—		1,976	3,040	—	—	1,976	3,040	5,016	141	2009	05/11	(o)	35
Mesa, AZ	—		3,972	2,046	—	—	3,972	2,046	6,018	133	1983	05/11		25
Bowling Green, KY	—		584	2,481	—	—	584	2,481	3,065	103	2007	07/11		35
Council Bluffs, IA	—		2,013	2,806	—	—	2,013	2,806	4,819	117	2008	07/11		35
Roanoke, VA	—		2,046	5,050	—	—	2,046	5,050	7,096	210	2008	07/11		35
Golden, CO	—		5,516	—	—	—	5,516	(e)	5,516	(e)	(e)	10/11	(m)	(e)
Belleville, MI	—		1,156	2,071	—	—	1,156	2,071	3,227	86	1986	12/11		25
Kissimmee, FL	—		1,578	2,783	—	—	1,578	2,783	4,361	116	1979	12/11		25
La Mirada, CA	—		3,593	911	—	—	3,577	907	4,484	31	1996	12/11		30
Myrtle Beach, SC	—		540	61	—	—	540	61	601	3	1976	12/11		25
Nashville, TN	—		1,155	1,034	2,465	—	3,620	1,034	4,654	43	1985	12/11	(o)	25
Valencia, CA	—		4,788	4,191	—	—	4,766	4,179	8,945	174	1980	12/11		25
Calera, AL	—		1,204	3,075	—	—	1,204	3,075	4,279	70	2008	03/12		35
Jacksonville, FL	—		2,343	2,679	—	—	2,343	2,679	5,022	85	1973	03/12		25
Louisville, TN	—		990	554	—	—	990	554	1,544	11	1977	03/12	(o)	40
Winter Garden, FL	—		1,173	3,178	—	—	1,173	3,178	4,351	84	1973	03/12		30
Cocoa, FL	—		1,194	1,876	—	—	1,194	1,876	3,070	29	1981	07/12		30

Carl's Jr.:
Spokane, WA	—		471	530	—	—	471	530	1,001	146	1996	12/01		40
Chandler, AZ	—		729	644	—	—	729	644	1,373	243	1984	06/05		20
Tucson, AZ	—		681	536	103	—	681	639	1,320	476	1988	06/05		10

CarQuest:
Abbeville, LA	—		23	148	—	—	23	148	171	15	1970	12/10		20
Abbotsford, WI	—		56	163	—	—	56	163	219	13	1984	12/10		25
Aberdeen, SD (n)	—		71	329	—	—	71	329	400	34	1961	12/10		20
Addison, IL	—		76	314	—	—	76	314	390	26	1971	12/10		25
Alsip, IL	—		57	323	—	—	57	323	380	33	1972	12/10		20
Anaconda, MT	—		35	307	—	—	35	307	342	31	1965	12/10		20
Ann Arbor, MI	—		25	241	—	—	25	241	266	25	1970	12/10		20
Antigo, WI	—		96	294	—	—	96	294	390	20	1998	12/10		30
Appleton, WI (n)	—		85	438	—	—	85	438	523	30	1995	12/10		30
Arden, NC	—		42	281	—	—	42	281	323	23	1989	12/10		25
Baker, MT	—		12	140	—	—	12	140	152	14	1965	12/10		20
Bakersfield, CA	—		77	484	—	—	77	484	561	49	1945	12/10		20
Bangor, ME (n)	—		53	356	—	—	53	356	409	48	1945	12/10		15
Bangor, ME	—		51	339	—	—	51	339	390	28	1985	12/10		25
Bartlett, TN	—		40	293	—	—	40	293	333	24	1989	12/10		25
Bay City, MI	—		106	521	—	—	106	521	627	71	1920	12/10		15
Bay City, MI	—		14	100	—	—	14	100	114	14	1942	12/10		15
Bay City, MI	—		41	282	—	—	41	282	323	23	1989	12/10		25
Bellevue, NE	—		29	142	—	—	29	142	171	14	1965	12/10		20
Bend, OR	—		125	245	—	—	125	245	370	33	1935	12/10		15
Biddeford, ME	—		60	320	—	—	60	320	380	33	1968	12/10		20
Billings, MT	—		31	188	—	—	31	188	219	15	1970	12/10		25
Bismarck, ND	—		25	136	—	—	25	136	161	11	1985	12/10		25
Bozeman, MT	—		28	257	—	—	28	257	285	26	1964	12/10		20
Brunswick, ME	—		41	254	—	—	41	254	295	21	1985	12/10		25
Bucksport, ME	—		19	114	—	—	19	114	133	12	1976	12/10		20
Burlington, NC	—		47	229	—	—	47	229	276	16	1994	12/10		30
Carol Stream, IL	—		103	515	—	—	103	515	618	53	1960	12/10		20
Chicago, IL	—		83	383	—	—	83	383	466	31	1987	12/10		25
Chippewa Falls, WI	—		33	328	—	—	33	328	361	22	1996	12/10		30
Cody, WY (n)	—		146	253	—	—	146	253	399	17	1999	12/10		30
Colstrip, MT	—		39	275	—	—	39	275	314	22	1981	12/10		25
Connersville, IN	—		28	171	—	—	28	171	199	23	1920	12/10		15
Corapolis, PA (n)	—		74	316	—	—	74	316	390	32	1980	12/10		20
Cut Bank, MT	—		9	115	—	—	9	115	124	12	1937	12/10		20
Devils Lake, ND	—		38	276	—	—	38	276	314	19	1999	12/10		30
Dillon, MT	—		24	204	—	—	24	204	228	21	1973	12/10		20
Dodge City, KS (n)	—		43	166	—	—	43	166	209	23	1948	12/10		15
Eau Claire, WI	—		33	204	—	—	33	204	237	21	1956	12/10		20
Elgin, IL	—		88	311	—	—	88	311	399	32	1965	12/10		20
Enterprise, AL	—		25	184	—	—	25	184	209	15	1988	12/10		25
Escanaba, MI	—		40	283	—	—	40	283	323	23	1982	12/10		25
Evansville, IN	—		60	301	—	—	60	301	361	25	1980	12/10		25
Fairbanks, AK	—		292	545	—	—	292	545	837	32	2003	12/10		35
Gainesville, FL (n)	—		47	362	—	—	47	362	409	49	1957	12/10		15
Glasgow, MT	—		48	275	—	—	48	275	323	28	1972	12/10		20
Great Falls, MT	—		17	173	—	—	17	173	190	18	1967	12/10		20
Greenville, OH	—		63	193	—	—	63	193	256	26	1910	12/10		15
Hamilton, MT	—		24	242	—	—	24	242	266	20	1991	12/10		25
Harlem, MT	—		17	116	—	—	17	116	133	9	1983	12/10		25
Hayward, WI	—		57	333	—	—	57	333	390	27	1980	12/10		25
Helena, MT	—		31	282	—	—	31	282	313	23	1987	12/10		25
Houlton, ME	—		38	219	—	—	38	219	257	45	1915	12/10		10
Irving, TX	—		182	208	—	—	182	208	390	21	1984	12/10		20
Kalispell, MT (n)	—		59	645	—	—	59	645	704	44	1998	12/10		30
Kennedale, TX	—		88	283	—	—	88	283	371	29	1959	12/10		20
Lafayette, LA	—		51	357	—	—	51	357	408	24	1996	12/10		30
Laurel, MS	—		74	202	—	—	74	202	276	27	1959	12/10		15
Lewistown, MT	—		19	180	—	—	19	180	199	15	1964	12/10		25
Livingston, MT	—		34	261	—	—	34	261	295	27	1976	12/10		20
Lufkin, TX (n)	—		94	229	—	—	94	229	323	23	1986	12/10		20
Madison, TN	—		78	179	—	—	78	179	257	15	1988	12/10		25
Madison, WI	—		57	409	—	—	57	409	466	33	1973	12/10		25
Malta, MT	—		19	181	—	—	19	181	200	15	1976	12/10		25
Marshfield, WI	—		60	282	—	—	60	282	342	29	1940	12/10		20
Medford, WI	—		37	229	—	—	37	229	266	19	1988	12/10		25
Memphis, TN	—		38	199	—	—	38	199	237	16	1987	12/10		25
Metamora, IL	—		69	292	—	—	69	292	361	20	1996	12/10		30
Midland, MI	—		44	336	—	—	44	336	380	23	1986	12/10		30
Midland, TX	—		36	212	—	—	36	212	248	29	1960	12/10		15
Montello, WI	—		26	173	—	—	26	173	199	12	1997	12/10		30
Muskegon, MI	—		38	257	—	—	38	257	295	17	1990	12/10		30
Neillsville, WI	—		26	145	—	—	26	145	171	12	1979	12/10		25
Nicholasville, KY	—		54	241	—	—	54	241	295	20	1988	12/10		25
Ocala, FL	—		78	416	—	—	78	416	494	57	1971	12/10		15
Olathe, KS	—		78	235	—	—	78	235	313	32	1950	12/10		15
Oshkosh, WI	—		99	224	—	—	99	224	323	15	1999	12/10		30
Overland, MO	—		68	370	—	—	68	370	438	38	1961	12/10		20
Owosso, MI	—		50	264	—	—	50	264	314	22	1986	12/10		25
Pearl, MS	—		43	195	—	—	43	195	238	13	1989	12/10		30
Phillips, WI	—		23	177	—	—	23	177	200	12	1992	12/10		30
Powell, WY	—		37	182	—	—	37	182	219	15	1978	12/10		25
Rhinelander, WI	—		28	115	—	—	28	115	143	12	1958	12/10		20
River Falls, WI	—		42	234	—	—	42	234	276	24	1976	12/10		20
Riverton, WY	—		99	300	—	—	99	300	399	25	1978	12/10		25
Rockford, IL	—		61	376	—	—	61	376	437	31	1962	12/10		25
Roundup, MT	—		23	205	—	—	23	205	228	21	1972	12/10		20
Schofield, WI	—		41	425	—	—	41	425	466	43	1968	12/10		20
Sheboygan, WI	—		77	370	—	—	77	370	447	22	2007	12/10		35
Shelby, MT	—		20	208	—	—	20	208	228	21	1976	12/10		20
Shelbyville, KY	—		52	224	—	—	52	224	276	18	1982	12/10		25
Sidney, MT (n)	—		42	395	—	—	42	395	437	40	1962	12/10		20
Spartanburg, SC	—		53	252	—	—	53	252	305	21	1972	12/10		25
Spokane, WA	—		66	201	—	—	66	201	267	20	1965	12/10		20
Spokane, WA	—		93	373	—	—	93	373	466	38	1972	12/10		20
St. Peter, MN	—		17	259	—	—	17	259	276	18	1999	12/10		30
Stayton, OR	—		88	312	—	—	88	312	400	21	1994	12/10		30
Stevens Point, WI (n)	—		61	405	—	—	61	405	466	33	1975	12/10		25
Sulphur, LA	—		31	216	—	—	31	216	247	22	1984	12/10		20
Thornton, CO	—		414	536	—	—	414	536	950	37	1996	12/10		30
Troy, AL	—		15	52	—	—	15	52	67	7	1966	12/10		15
Wasilla, AK	—		227	504	—	—	227	504	731	29	2002	12/10		35
Wausau, WI	—		52	300	—	—	52	300	352	24	1989	12/10		25
Wautoma, WI	—		18	106	—	—	18	106	124	11	1959	12/10		20
Waynesboro, MS	—		15	71	—	—	15	71	86	10	1962	12/10		15
West Columbia, SC	—		41	159	—	—	41	159	200	16	1962	12/10		20
West Memphis, AR	—		58	294	—	—	58	294	352	24	1987	12/10		25
Whitefish, MT	—		30	227	—	—	30	227	257	15	1993	12/10		30
Williston, ND	—		35	297	—	—	35	297	332	20	1999	12/10		30
Windom, MN	—		5	137	—	—	5	137	142	14	1950	12/10		20
Wisconsin Rapids, WI	—		41	215	—	—	41	215	256	22	1975	12/10		20
Yakima, WA	—		50	321	—	—	50	321	371	33	1965	12/10		20
Aurora, IL	—		641	226	—	—	641	226	867	21	1971	02/11		20
Benton Harbor, MI	—		207	160	—	—	207	160	367	15	1978	02/11		20
Caro, MI	—		85	132	—	—	85	132	217	25	1941	02/11		10
Eagle River, WI	—		99	52	—	—	99	52	151	5	1978	02/11		20
Essexville, MI	—		113	113	—	—	113	113	226	11	1974	02/11		20
Lexington, KY	—		85	226	—	—	85	226	311	14	1991	02/11		30
Mt. Pleasant, MI	—		85	207	—	—	85	207	292	16	1984	02/11		25
Portland, ME	—		123	264	—	—	123	264	387	33	1951	02/11		15
Saginaw, MI	—		179	75	—	—	179	75	254	14	1955	02/11		10
Warrenton, VA	—		123	66	—	—	123	66	189	12	1939	02/11		10
Billings, MT	—		66	291	—	—	66	291	357	17	1994	07/11		25
Mobile, AL	—		75	197	—	—	75	197	272	14	1975	07/11		20
New Castle, IN	—		113	19	—	—	113	19	132	1	1991	07/11		25
Spokane, WA	—		75	56	—	—	75	56	131	4	1955	07/11		20
Chicago, IL	—		90	239	—	—	90	239	329	18	1949	11/11		15
Missoula, MT	—		99	367	—	—	99	367	466	21	1965	11/11		20
Sheridan, WY	—		198	385	—	—	198	385	583	22	1980	11/11		20
Sauk Centre, MN	—		64	85	—	—	64	85	149	4	1958	11/11		25
Watford City, ND	—		31	124	—	—	31	124	155	6	1974	11/11		25
Fairmont, MN	—		98	166	—	—	98	166	264	8	1978	01/12		20
Sycamore, IL	—		49	476	—	—	49	476	525	23	1924	01/12		20
Worland, WY	—		48	193	—	—	48	193	241	7	1949	04/12		20
Anchorage, AK	—		315	92	—	—	315	92	407	2	1971	06/12		20
Havre, MT	—		29	305	—	—	29	305	334	8	1964	06/12		20

Carrabba's:
Canton, MI	—		685	1,687	—	—	685	1,687	2,372	45	2002	03/12		30
Cape Coral, FL	—		645	2,965	—	—	645	2,965	3,610	67	2005	03/12		35
Dallas, TX	—		672	1,078	—	—	672	1,078	1,750	28	2000	03/12		30
Gainesville, FL	—		922	1,944	—	—	922	1,944	2,866	51	2001	03/12		30
Jacksonville, FL	—		1,140	1,428	—	—	1,140	1,428	2,568	38	2001	03/12		30
Mason, OH	—		653	2,267	—	—	653	2,267	2,920	60	2000	03/12		30
Maumee, OH	—		525	2,684	—	—	525	2,684	3,209	71	2002	03/12		30
Mobile, AL	—		633	1,909	—	—	633	1,909	2,542	50	2001	03/12		30
Pensacola, FL	—		734	1,854	—	—	734	1,854	2,588	42	2003	03/12		35
Waldorf, MD	—		1,473	2,199	—	—	1,473	2,199	3,672	50	2007	03/12		35

Carvers:
Centerville, OH	—		851	1,059	—	—	851	1,059	1,910	292	1986	12/01		40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Certified Auto Sales:
Albuquerque, NM	—		1,113	—	1,443	—	1,113	1,443	2,556	265	2005	04/04	(f)	40

Champps:
Alpharetta, GA	—		3,033	1,642	—	—	3,033	1,642	4,675	453	1999	12/01		40
Irving, TX	—		1,760	1,724	—	—	1,760	1,724	3,484	476	2000	12/01		40

Char-Hut:
Sunrise, FL	—		287	424	—	—	287	424	711	91	1979	05/04		40

Cheddar's Cafe:
Baytown, TX	—		858	2,251	—	—	858	2,251	3,109	115	2010	12/10		40
West Monroe, LA	—		907	2,301	—	—	907	2301	3,208	113	2010	01/11		40
Selma, TX	—		1,446	—	2,439	—	1,446	2,439	3,885	79	2011	03/11	(m)	40
Jonesboro, AR	—		1,206	—	2,459	—	1,206	2,459	3,665	69	2011	05/11	(m)	40
Hattiesburg, MS	—		1,203	—	—	—	1,203	(e)	1,203	(e)	(e)	11/11	(m)	(e)

Chili's:
Camden, SC	—		627	1,888	—	—	627	1,888	2,515	344	2005	09/05		40
Milledgeville, GA	—		516	1,997	—	—	516	1,997	2,513	364	2005	09/05		40
Sumter, SC	—		800	1,717	—	—	800	1,717	2,517	302	2004	12/05		40
Hinesville, GA	—		921	1,898	—	—	921	1,898	2,819	279	2006	02/07		40
Albany, GA	—		615	—	1,984	—	615	1,984	2,599	258	2007	06/07	(m)	40
Statesboro, GA	—		703	—	1,888	—	703	1,888	2,591	242	2007	06/07	(m)	40
Florence, SC	—		889	1,715	—	—	889	1,715	2,604	238	2007	06/07		40
Valdosta, GA	—		716	—	1,871	—	716	1,871	2,587	236	2007	07/07	(m)	40
Tifton, GA	—		454	1,550	—	—	454	1,550	2,004	163	2008	06/08		40
Evans, GA	—		700	—	1,511	—	685	1,511	2,196	146	2009	10/08	(m)	40
Jefferson City, MO	—		305	898	—	—	305	898	1,203	78	2003	12/09		35
Merriam, KS	—		853	981	—	—	853	981	1,834	99	1998	12/09		30
Wichita, KS	—		420	623	—	—	420	623	1,043	63	1995	12/09		30

China 1:
Cohoes, NY	—		16	87	6	—	16	93	109	18	1994	09/04		40
China Wok:
Carlisle, PA	—		90	107	—	—	90	107	197	19	1988	01/06		40

Chuck-E-Cheese:
Mobile, AL	—		340	951	—	—	340	951	1,291	54	1981	11/11		20

Cinemark:
Draper, UT	—		1,523	—	4,487	—	1,523	4,487	6,010	182	2011	08/10	(m)	40
Fort Worth, TX	—		2,140	—	7,660	—	2,140	7,660	9,800	104	2012	08/11	(m)	40
Cincinnati, OH	—		1,334	—	—	—	1,334	(e)	1,334	(e)	(e)	09/12	(m)	(e)

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014	3,571	556	2000	12/01		40
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921	5,452	806	2000	12/01		40

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	603	691	85	2007	10/05		40

Cool Crest:
Independence, MO	—		1,838	1,534	75	—	1,838	1,609	3,447	216	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	69	(h)	80	221	—	—	80	221	301	50	2001	02/04		40

Cutler Foods:
Deerfield Beach, FL	—		770	274	—	—	770	274	1,044	48	1980	12/05		40

CVS:
San Antonio, TX	—		441	—	—	—	441	(c)	441	(c)	1993	12/93		(c)
Lafayette, LA	—		968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Ft. Lauderdale, FL	—		3,165	3,319	—	—	3,165	3,319	6,484	1,065	1995	02/96		33
Midwest City, OK	—		673	1,103	—	—	673	1,103	1,776	464	1996	03/96		40
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449	2,465	563	1997	06/97		40
Arlington, TX	—		2,079	—	1,397	—	2,079	1,397	3,476	502	1998	11/97	(g)	40
Leavenworth, KS	—		726	—	1,331	—	726	1,331	2,057	484	1998	11/97	(g)	40
Lewisville, TX	—		789	—	1,335	—	789	1,335	2,124	477	1998	04/98	(g)	40
Forest Hill, TX	—		692	—	1,175	—	692	1,175	1,867	422	1998	04/98	(g)	40
Garland, TX	—		1,477	—	1,400	—	1,477	1,400	2,877	494	1998	06/98	(g)	40
Oklahoma City, OK	—		1,581	—	1,471	—	1,581	1,471	3,052	513	1999	08/98	(g)	40
Dallas, TX	—		2,618	—	2,571	—	2,618	2,571	5,189	592	2003	06/99	(g)	40
Gladstone, MO	—		1,851	—	1,740	—	1,851	1,740	3,591	538	2000	12/99	(g)	40

Dave & Buster's:
Hilliard, OH	—		934	4,689	—	—	934	4,689	5,623	718	1998	11/06		40
Tulsa, OK	—		1,862	—	2,105	—	1,862	2,105	3,967	208	2009	04/08	(m)	40
Wauwatosa, WI	—		5,694	—	5,638	—	5,694	5,638	11,332	394	2010	12/08	(m)	40
Orlando, FL	—		8,114	—	4,224	—	8,114	4,224	12,338	154	2011	06/10	(m)	40
Oklahoma City, OK	—		3,156	—	4,870	—	3,156	4,870	8,026	117	2012	02/11	(m)	40
Dallas, TX	—		5,052	—	—	—	5,052	(e)	5,052	(e)	(e)	03/12	(m)	(e)

Del Frisco's:
Ft. Worth, TX	—		351	5,874	—	—	351	5,874	6,225	575	1890	01/11		20
Greenwood Village, CO	—		1,863	5,649	—	—	1,863	5,649	7,512	553	1979	01/11		20

Denny's:
Clifton, CO	—		245	732	375	—	245	1,107	1,352	217	1998	12/01		40
Columbus, TX (n)	—		428	817	—	—	428	817	1,245	225	1997	12/01		40
Alexandria, VA	—		604	196	—	—	604	196	800	62	1981	09/06		20
Amarillo, TX	—		590	632	—	—	590	632	1,222	199	1982	09/06		20
Arlington Heights, IL	—		470	228	—	—	470	228	698	72	1977	09/06		20
Austintown, OH	—		466	397	—	—	466	397	863	125	1980	09/06		20
Boardman Township, OH	—		497	258	—	—	497	258	755	81	1977	09/06		20
Campbell, CA	—		460	238	—	—	460	238	698	75	1976	09/06		20
Carson, CA	—		1,246	157	—	—	1,246	157	1,403	50	1975	09/06		20
Chehalis, WA	—		415	287	—	—	415	287	702	90	1977	09/06		20
Chubbuck, ID	—		350	394	—	—	344	394	738	124	1983	09/06		20
Clackamas, OR	—		468	407	—	—	468	407	875	128	1993	09/06		20
Collinsville, IL	—		676	283	—	—	676	283	959	89	1979	09/06		20
Colorado Springs, CO	—		585	390	—	—	585	390	975	123	1978	09/06		20
Colorado Springs, CO	—		321	377	—	—	321	377	698	119	1984	09/06		20
Corpus Christi, TX	—		345	776	300	—	345	1,076	1,421	304	1980	09/06		20
Dallas, TX	—		497	150	—	—	497	150	647	47	1979	09/06		20
Enfield, CT	—		684	229	—	—	684	229	913	72	1976	09/06		20
Fairfax, VA	—		768	683	—	—	768	683	1,451	215	1979	09/06		20
Federal Way, WA	—		543	193	—	—	543	193	736	61	1977	09/06		20
Florissant, MO	—		443	238	—	—	443	238	681	75	1977	09/06		20
Ft. Worth, TX	—		392	314	—	—	392	314	706	99	1974	09/06		20
Hermitage, PA	—		321	420	—	—	321	420	741	132	1980	09/06		20
Hialeah, FL	—		432	175	—	—	432	175	607	55	1978	09/06		20
Houston, TX	—		504	348	—	—	504	348	852	109	1976	09/06		20
Indianapolis, IN	—		231	511	—	—	231	511	742	161	1974	09/06		20
Indianapolis, IN	—		358	767	—	—	358	767	1,125	241	1978	09/06		20
Indianapolis, IN	—		326	511	—	—	326	511	837	161	1978	09/06		20
Indianapolis, IN	—		310	590	—	—	310	590	900	186	1981	09/06		20
Kernersville, NC	—		407	557	—	—	407	557	964	175	2000	09/06		20
Lafayette, IN	—		424	773	—	—	416	773	1,189	243	1978	09/06		20
Laurel, MD	—		528	379	—	—	528	379	907	119	1976	09/06		20
Little Rock, AR	—		703	180	—	—	703	180	883	57	1979	09/06		20
Little Rock, AR	—		672	77	—	—	672	77	749	24	1979	09/06		20
Maplewood, MN	—		630	271	—	—	630	271	901	85	1983	09/06		20
Merriville, IN	—		368	813	—	—	368	813	1,181	256	1976	09/06		20
N. Miami, FL	—		855	151	—	—	855	151	1,006	48	1977	09/06		20
Nampa, ID	—		357	729	—	—	357	729	1,086	229	1979	09/06		20
North Richland Hills, TX	—		500	130	—	—	500	130	630	41	1970	09/06		20
Omaha, NE	—		496	314	—	—	496	314	810	99	1994	09/06		20
Pompano Beach, FL	—		436	394	—	—	436	394	830	124	1976	09/06		20
Portland, OR	—		764	161	—	—	764	161	925	51	1977	09/06		20
Provo, UT	—		519	216	—	—	519	216	735	68	1978	09/06		20
Pueblo, CO	—		475	302	—	—	475	302	777	95	1980	09/06		20
Raleigh, NC	—		1,094	482	—	—	1,094	482	1,576	152	1984	09/06		20
St. Louis, MO	—		520	266	—	—	520	266	786	84	1973	09/06		20
Sugarland, TX	—		315	334	—	—	315	334	649	105	1997	09/06		20
Tacoma, WA	—		580	201	—	—	575	201	776	63	1984	09/06		20
Tucson, AZ	—		922	290	—	—	922	290	1,212	91	1979	09/06		20
Wethersfield, CT	—		884	176	—	—	884	176	1,060	55	1978	09/06		20
Worcester, MA	—		383	493	—	—	383	493	876	155	1978	09/06		20
Boise, ID	—		514	477	—	—	514	477	991	144	1983	12/06		20
St. Louis, MO	—		635	303	—	—	635	303	938	90	1980	01/07		20
Virginia Gardens, FL	—		793	133	—	—	793	133	926	40	1977	01/07		20

Diamond Communication:
Lapeer, MI	—		37	264	—	—	37	251	288	35	2007	10/05		40

Dickey's Barbeque Pit:
Medina, OH	—		405	464	104	—	405	568	973	130	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—		1,920	3,527	—	—	1,920	3,527	5,447	1,437	1996	08/96		40
White Marsh, MD	—		2,681	3,917	—	—	2,681	3,917	6,598	1,596	1996	08/96		40

Dimitri's Family Restaurant:
Indianapolis, IN	—		223	483	59	—	223	542	765	158	1979	09/06		20

Dollar General:
Memphis, TN	—		266	1,136	46	—	266	1,182	1,448	389	1998	12/97		40
High Springs, FL	—		409	—	1,072	—	432	1,072	1,504	57	2010	07/10	(m)	40
Inverness, FL	—		459	—	1,046	—	471	1,046	1,517	51	2011	08/10	(m)	40
Cocoa, FL	—		385	—	935	—	406	935	1,341	50	2010	08/10	(m)	40
Palm Bay, FL	—		355	—	1,011	—	365	1,011	1,376	52	2010	08/10	(m)	40
Deland, FL	—		585	—	958	—	585	958	1,543	45	2010	11/10	(m)	40
Seffner, FL	—		673	—	1,223	—	673	1,223	1,896	57	2011	12/10	(m)	40
Hernando, FL	—		372	—	970	—	372	970	1,342	41	2011	01/11	(m)	40
Titusville, FL	—		512	—	1,002	—	512	1,002	1,514	34	2011	04/11	(m)	40
Bunnlevel, NC	—		106	—	737	—	106	737	843	22	2011	08/11	(m)	40
Disputanta, VA	—		170	—	720	—	170	720	890	23	2011	09/11	(m)	40
Lumberton, NC	—		115	—	902	—	115	902	1,017	22	2012	10/11	(m)	40
Newport News, VA	—		363	—	967	—	363	967	1,330	27	2011	10/11	(m)	40
Cumberland, VA	—		317	—	1,147	—	317	1,147	1,464	23	2012	12/11	(m)	40
Aberdeen, NC	—		156	—	821	—	156	821	977	15	2012	01/12	(m)	40
Richmond, VA	—		144	—	863	—	144	863	1,007	10	2012	02/12	(m)	40
Danville, VA	—		155	—	864	—	155	864	1,019	14	2012	03/12	(m)	40
Cascade, VA	—		139	—	806	—	139	806	945	11	2012	03/12	(m)	40
Sanford, NC	—		147	—	834	—	147	834	981	8	2012	04/12	(m)	40
Leland, NC	—		245	—	892	—	245	892	1,137	5	2012	06/12	(m)	40
Sanford, NC	—		206	—	829	—	206	829	1,035	4	2012	07/12	(m)	40
Richmond, VA	—		305	—	—	—	305	(e)	305	(e)	(e)	08/12	(m)	(e)
Reno, NV	—		234	—	—	—	234	(e)	234	(e)	(e)	08/12	(m)	(e)
Martinsville, VA	—		165	—	—	—	165	(e)	165	(e)	(e)	09/12	(m)	(e)
Yerington, NV	—		313	—	—	—	313	(e)	313	(e)	(e)	09/12	(m)	(e)
Ridgeway, VA	—		271	—	—	—	271	(e)	271	(e)	(e)	11/12	(m)	(e)
Hawthorne, NV	—		210	1,069	—	—	210	1,069	1,279	1	2012	12/12		40

Dollar Tree:
Garland, TX	—		239	626	—	—	239	626	865	180	1994	02/94		40
Copperas Cove, TX	—		242	512	194	—	242	706	948	236	1972	11/98		40

Don Tello's Tex-Mex Grill:
Lithonia, GA	—		923	1,276	—	—	923	1,276	2,199	177	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—		20	72	—	—	20	72	92	14	1996	03/05		40

Easyhome:
Cohoes, NY	—		64	348	242	—	64	590	654	99	1994	09/04		40

Ecotech Institute:
Aurora, CO	—		5,076	13,874	5,663	—	5,076	19,537	24,613	2,296	1986	04/07		40
Austin, TX	—		2,291	1,770	4,999	—	2,291	6,769	9,060	71	1996	12/11		35

El Tapatio Grill:
Hammond, LA	—		248	814	62	—	248	627	875	186	1997	12/01		40

Encore at Crosswoods:
Columbus, OH	—		1,032	1,107	—	—	1,032	1,107	2,139	306	1998	12/01		40

Express Oil Change:
Birmingham, AL	—		470	695	—	—	470	695	1,165	83	2008	02/08	(f)	40
Florence, AL	—		110	381	—	—	110	381	491	62	1987	02/08		30
Helena, AL	—		363	628	—	—	363	628	991	77	1998	02/08		40
Muscle Shoals, AL	—		168	624	—	—	168	624	792	101	1985	02/08		30
Opelika, AL	—		547	680	—	—	547	680	1,227	83	2006	02/08		40
Cordova, TN	—		639	785	—	—	639	785	1,424	79	2000	12/08		40
Horn Lake, MS	—		326	611	—	—	326	611	937	71	1998	12/08		35
Lakeland, TN	—		186	489	—	—	186	489	675	49	2000	12/08		40
Memphis, TN	—		402	721	—	—	402	721	1,123	73	2001	12/08		40
Houston, TX	—		651	—	648	—	651	648	1,299	7	2012	02/12	(m)	40
Katy, TX	—		539	—	—	—	539	(e)	539	(e)	(e)	07/12	(m)	(e)
Chattanooga, TN	—		238	1,756	—	—	238	1,756	1,994	12	1998	10/12		30
Chattanooga, TN	—		239	1,214	—	—	239	1,214	1,453	8	1998	10/12		30
Chattanooga, TN	—		224	173	—	—	224	173	397	1	2001	10/12		30
Cleveland, TN	—		318	1,064	—	—	318	1,064	1,382	6	2004	10/12		35
Fort Oglethorpe, GA	—		241	331	—	—	241	331	572	2	2003	10/12		35
Marietta, GA	—		618	30	—	—	618	30	648	—	1988	12/12		30
Smyrna, GA	—		295	1,092	—	—	295	1,092	1,387	2	1984	12/12		25

Fallas Paredes:
Arlington, TX	—		318	1,680	242	—	318	1,923	2,241	726	1996	06/96		38

Family Dollar:
Albany, NY	—		34	824	—	—	34	824	858	171	1992	09/04		40
Cohoes, NY	—		140	753	49	—	140	802	942	160	1994	09/04		40
Hudson Falls, NY	—		51	380	39	—	51	419	470	81	1993	09/04		40
Monticello, NY	—		96	352	—	—	96	352	448	69	1996	03/05		40
Family General Store:
Mesa, AZ	—		153	400	—	—	153	400	553	111	1997	12/01		40

Famous Footwear:
Lapeer, MI	—		163	835	—	—	163	812	975	110	2007	10/05		40

Fantastic Sams:
Eden Prairie, MN	—		65	181	81	—	65	261	326	70	1997	12/01		40

Fazoli's:
Bay City, MI	—		647	634	—	—	647	634	1,281	175	1997	12/01		40

Ferguson:
Destin, FL	—		554	1,012	253	—	554	1,265	1,819	175	2006	03/07		40
Union City, GA	—		144	1,260	—	—	144	1,260	1,404	59	2010	05/11		35

Fikes Wholesale:
Belton, TX	—		722	1,814	—	—	722	1,814	2,536	71	2007	08/11		35
Godley, TX	—		1,453	2,084	—	—	1,453	2,084	3,537	82	2008	08/11		35
Killeen, TX	—		1,302	2,514	—	—	1,302	2,514	3,816	99	2008	08/11		35
Killeen, TX	—		1,053	833	—	—	1,053	833	1,886	33	2007	08/11		35
McGregor, TX	—		511	1,484	—	—	511	1,484	1,995	58	2006	08/11		35
Thorndale, TX	—		331	984	—	—	331	984	1,315	39	2007	08/11		35
Valley Mills, TX	—		711	2,114	—	—	711	2,114	2,825	83	2006	08/11		35
West, TX	—		402	864	—	—	402	864	1,266	40	1999	08/11		30

First Cash Pawn:
Alice, TX	—		318	578	—	—	318	578	896	160	1995	12/01		40

First Watch Restaurant:
Tulsa, OK	—		325	314	34	—	325	382	707	108	1978	09/06		20

Five Below:
Florissant, MO	—		249	294	—	—	249	294	543	71	1996	04/03	(g)	40
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Five Guys Burgers and Fries:
Middleburg Heights, OH	—		497	260	—	—	497	260	757	82	1976	09/06		20

Flash Markets:
Lebanon, TN	—		582	—	2,063	—	582	2,063	2,645	251	2007	03/07	(m)	40

Fleming's:
Akron, OH	—		475	3,140	—	—	475	3,140	3,615	71	2005	03/12		35

Food 4 Less:
Chula Vista, CA	—		3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—		883	658	—	—	883	658	1,541	243	1975	06/07		15
Brownsboro, TX	—		328	385	—	—	328	385	713	71	1990	06/07		30
Flint, TX	—		272	411	—	—	272	411	683	91	1985	06/07		25
Forney, TX	—		545	707	—	—	545	707	1,252	131	1989	06/07		30
Forney, TX	—		473	654	—	—	473	654	1,127	121	1990	06/07		30
Gun Barrel City, TX	—		242	467	—	—	242	467	709	104	1988	06/07		25
Gun Barrel City, TX	—		270	386	—	—	270	386	656	86	1986	06/07		25
Jacksonville, TX	—		660	632	—	—	660	632	1,292	234	1976	06/07		15
Kemp, TX	—		581	505	—	—	581	505	1,086	112	1986	06/07		25
Longview, TX	—		252	304	—	—	252	304	556	67	1983	06/07		25
Longview, TX	—		271	431	—	—	271	431	702	80	1990	06/07		30
Longview, TX	—		426	382	—	—	426	382	808	85	1984	06/07		25
Longview, TX	—		360	535	—	—	360	535	895	119	1983	06/07		25
Longview, TX	—		403	572	—	—	403	572	975	127	1985	06/07		25
Longview, TX	—		178	236	—	—	178	236	414	65	1977	06/07		20
Mabank, TX	—		229	494	—	—	229	494	723	109	1986	06/07		25
Mt. Vernon, TX	—		292	666	—	—	292	(e)	292	(e)	(e)	06/07	(m)	(e)
Shreveport, LA	—		361	250	—	—	361	250	611	92	1969	06/07		15
Tyler, TX	—		323	283	—	—	323	283	606	78	1978	06/07		20
Tyler, TX	—		488	831	—	—	488	831	1,319	230	1980	06/07		20
Tyler, TX	—		742	546	—	—	742	546	1,288	121	1985	06/07		25
Tyler, TX	—		256	542	—	—	256	542	798	150	1980	06/07		20
Tyler, TX	—		188	329	—	—	188	329	517	73	1984	06/07		25
Tyler, TX	—		542	403	—	—	481	403	884	89	1984	06/07		25
Tyler, TX	—		258	419	—	—	258	419	677	116	1978	06/07		20
Tyler, TX	—		316	545	—	—	316	545	861	101	1989	06/07		30
Tyler, TX	—		302	455	—	—	302	455	757	126	1981	06/07		20

Fresenius Medical Care:
Houston, TX	—		422	1,915	518	—	422	2,434	2,856	367	1995	08/06		40

Fresh Market:
Gainesville, FL	—		317	1,248	656	—	317	1,904	2,221	382	1982	03/99		40

Fuel-On:
Bloomsburg, PA	—		541	146	—	—	541	146	687	54	1967	08/05		20
Dallas, PA	—		677	1,091	—	—	677	1,091	1,768	402	1995	08/05		20
Emporium, PA	—		380	569	—	—	380	569	949	210	1996	08/05		20
Hazleton, PA	—		2,529	728	—	—	2,529	728	3,257	268	2001	08/05		20
Johnsonburg, PA	—		781	504	—	—	781	504	1,285	186	1978	08/05		20
Kane, PA	—		478	592	—	—	356	—	356	—	1984	08/05		20
Luzerne, PA	—		171	415	—	—	171	415	586	153	1989	08/05		20
Ridgway, PA	—		382	259	—	—	382	259	641	95	1975	08/05		20
St. Mary's, PA	—		274	261	—	—	274	261	535	96	1979	08/05		20
White Haven, PA (n)	—		486	867	—	—	486	867	1,353	320	1990	08/05		20
Carlisle, PA	—		170	202	—	—	170	202	372	35	1988	01/06		40
Danville, PA	—		180	359	—	—	180	359	539	62	1988	01/06		40
Houtzdale, PA	—		541	500	—	—	356	—	356	—	1977	01/06		15
Minersville, PA	—		680	582	—	—	680	582	1,262	101	1974	01/06		40
Pittsburgh, PA	—		905	1,346	—	—	905	1,346	2,251	234	1967	01/06		40
Zelienople, PA	—		160	437	—	—	160	437	597	76	1988	01/06		40

Furniture and Mattress Factory Outlet:
Baltimore, MD	—		470	813	—	—	470	813	1,283	287	1968	11/98		40

Furr's Family Dining:
Las Cruces, NM	—		947	—	2,286	—	947	2,286	3,233	346	2006	01/06	(m)	40
Tucson, AZ	—		1,156	—	—	—	707	(e)	707	(e)	(e)	07/06		(e)
Moore, OK	—		939	—	2,429	—	939	2,429	3,368	316	2007	03/07	(m)	40
Arlington, TX	—		1,061	—	1,594	—	1,061	1,594	2,655	88	2010	04/10	(m)	40
McAllen, TX	—		520	1,700	—	—	520	1,700	2,220	59	2004	12/11		30

Gander Mountain:
Florence, AL	—		1,034	—	—	—	852	—	852	(e)	(e)	06/04	(m)	(e)
Amarillo, TX	—		1,514	5,781	—	—	1,514	5,781	7,295	1,174	2004	11/04		40
DeForest, WI	—		2,798	10,953	2,500	—	2,798	13,453	16,251	758	2008	09/10		35
Springfield, IL	—		1,717	7,622	—	—	1,717	7,622	9,339	499	2009	09/10		35
Onalaska, WI	—		1,963	—	6,817	—	1,733	6,817	8,550	291	2011	10/10	(m)	40
Ocala, FL	—		3,315	8,908	—	—	3,315	8,908	12,223	562	2008	10/10		35
Bowling Green, KY	—		1,777	7,319	—	—	1,777	7,319	9,096	305	2007	07/11		35
Eau Claire, WI	—		2,263	8,418	—	—	2,263	8,418	10,681	351	2008	07/11		35
Roanoke, VA	—		1,769	8,120	—	—	1,769	8,120	9,889	338	2008	07/11		35

Garden Ridge:
Douglasville, GA	—		1,588	3,916	—	—	1,588	3,916	5,504	106	1987	06/12		20
Humble, TX	—		3,559	5,046	—	—	3,559	5,046	8,605	109	2001	06/12		25
Noblesville, IN	—		1,870	4,241	—	—	1,870	4,241	6,111	115	1995	06/12		20
Sandston, VA	—		1,972	6,599	—	—	1,972	6,599	8,571	143	1996	06/12		25
Greensboro, NC	—		2,121	6,460	—	—	2,121	6,460	8,581	9	1998	12/12		30

Gate Petroleum:
Concord, NC	—		852	1,201	—	—	852	1,201	2,053	226	2001	06/05		40
Rocky Mount, NC	—		259	1,164	—	—	259	1,164	1,423	220	2000	06/05		40

Golden Corral:
Lake Placid, FL	—		115	305	54	—	115	359	474	271	1985	05/85		35
Brandon, FL	—		1,188	1,339	—	—	1,188	1,339	2,527	370	1998	12/01		40
Dallas, TX	—		1,138	1,025	—	—	1,138	1,025	2,163	283	1994	12/01		40
Temple Terrace, FL	—		1,330	1,391	—	—	1,330	1,391	2,721	384	1997	12/01		40
Goodyear Truck & Tire:
Park City, KS	—		214	687	—	—	214	687	901	259	1989	06/05		20

Gordmans:
Avon, IN	—		1,302	—	—	—	1,302	(e)	1,302	(e)	(e)	12/11	(m)	(e)

Great Clips:
Swansea, IL	—		46	132	—	—	46	132	178	36	1997	12/01	(g)	40
Lapeer, MI	—		27	194	—	—	27	184	211	26	2007	10/05		40

Green Light Convenience:
Moosic, PA	—		323	309	—	—	323	309	632	114	1980	08/05		20

Guitar Center:
Roseville, MN	—		1,599	1,419	—	—	1,599	1,419	3,018	250	1994	08/06		40

GymKix:
Copperas Cove, TX	—		204	432	171	—	204	603	807	201	1972	11/98		40

H&R Block:
Swansea, IL	—		46	132	69	—	46	201	247	54	1997	12/01		40

Hancock Fabrics:
Buford, GA	—		751	1,979	—	—	751	1,979	2,730	416	2003	07/04	(g)	40

Harbor Freight Tools:
Federal Way, WA	—		2,037	1,662	438	—	2,037	2,100	4,137	668	1994	06/98		40
Gastonia, NC	—		994	1,513	146	—	994	1,659	2,653	309	2004	12/04		40

Hastings:
Nacogdoches, TX	—		397	1,257	—	—	397	1,257	1,654	444	1997	11/98		40

Havertys Furniture:
Clearwater, FL	—		1,184	2,526	44	—	1,184	2,570	3,754	1,254	1992	05/93		40
Orlando, FL	—		820	2,441	6	—	820	2,448	3,268	1,130	1992	05/93		40
Pensacola, FL	—		633	1,595	—	—	603	1,595	2,198	659	1994	06/96		40
Bowie, MD	—		1,966	4,221	—	—	1,966	4,221	6,187	1,476	1997	12/97		39

Health Source Chiropractic:
Houston, TX	—		112	509	302	—	112	811	923	99	1995	08/06		40

Healthy Pet:
Suwanee, GA	—		175	1,038	—	—	175	1,038	1,213	157	1997	12/06		40
Colonial Heights, VA	—		160	746	—	—	160	746	906	111	1996	01/07		40

Hear USA:
Lapeer, MI	—		29	211	—	—	29	201	230	28	2007	10/05		40

Hog Pit:
Tucson, AZ	—		827	305	18	—	845	305	1,150	96	1974	12/01		40

Hollywood Feed:
Ridgeland, MS	—		343	411	362	—	343	773	1,116	94	1997	08/06		40

Home Decor:
Memphis, TN	—		549	540	364	—	549	904	1,453	294	1998	12/97		40

Home Depot:
Sunrise, FL	—		5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—		523	756	1,585	—	971	2,341	3,312	672	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—		562	468	100	—	562	568	1,130	132	1997	12/01		40

Hooters:
Tampa, FL	—		784	505	—	—	784	505	1,289	139	1993	12/01		40

Humana:
Sunrise, FL	—		800	253	—	—	800	253	1,053	54	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—		1,580	2,849	—	—	1,580	2,849	4,429	733	1991	09/02		40

Int'l House of Pancakes:
Midwest City, OK	—		407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—		693	515	—	—	693	515	1,208	129	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—		406	4,036	—	—	406	4,036	4,442	140	1978	12/11		30
Kendallville, IN	—		66	2,748	—	—	66	2,748	2,814	82	2007	12/11		35
Memphis, TN	—		180	3,223	—	—	180	3,223	3,403	112	2002	12/11		30
Memphis, TN	—		283	4,146	—	—	283	4,146	4,429	144	2001	12/11		30

J & J Insurance:
Hollywood, FL	—		195	44	18	—	119	—	119	—	1960	12/05		15

Jack in the Box:
Plano, TX	—		1,055	1,237	—	—	1,055	1,237	2,292	233	2001	06/05		40

Jacobson Industrial:
Des Moines, IA	—		61	112	—	—	61	112	173	42	1973	06/05		20

Jared Jewelers:
Richmond, VA	—		955	1,336	—	—	955	1,336	2,291	369	1998	12/01		40
Brandon, FL	—		1,197	1,182	—	—	1,197	1,182	2,379	314	2001	05/02		40
Lithonia, GA	—		1,271	1,216	—	—	1,271	1,216	2,487	323	2001	05/02		40
Houston, TX	—		1,676	1,440	—	—	1,676	1,440	3,116	361	1999	12/02		40

Jazzercise Fitness Center:
Orlando, FL	31	(h)	37	101	—	—	37	101	138	23	2001	02/04		40

Jin's Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	26	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—		818	896	12	—	818	909	1,727	434	1967	11/93		40
St. Peters, MO	—		1,741	5,406	1,233	—	1,741	6,639	8,380	1,075	2005	06/05	(g)	40

Johnny Carino's:
Lewisville, TX	—		1,370	1,019	—	—	1,370	1,019	2,389	281	1994	12/01		40
Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	333	1995	12/01		40
S. Beaumont, TX	—		439	1,363	—	—	439	1,363	1,802	376	2000	12/01		40

Kangaroo Express:
Carthage, NC	—		485	354	—	—	485	354	839	56	1989	08/06		40
Sanford, NC	—		666	661	—	—	666	661	1,327	105	2000	08/06		40
Sanford, NC	—		1,638	1,371	—	—	1,638	1,371	3,009	218	2003	08/06		40
Siler City, NC	—		586	645	—	—	586	645	1,231	103	1998	08/06		40
West End, NC	—		426	516	—	—	397	516	913	82	1999	08/06		40
Belleview, FL	—		471	1,451	—	—	471	1,451	1,922	231	2006	08/06		40
Jacksonville, FL	—		683	1,362	—	—	683	1,362	2,045	217	1969	08/06		40
Jacksonville, FL	—		807	1,239	—	—	807	1,239	2,046	197	1975	08/06		40
Destin, FL	—		1,366	1,192	—	—	1,366	1,192	2,558	188	2000	09/06		40
Niceville, FL (n)	—		1,434	1,124	—	—	1,434	1,124	2,558	177	2000	09/06		40
Kill Devil Hills, NC	—		679	552	—	—	679	552	1,231	86	1990	10/06		40
Kill Devil Hills, NC	—		490	741	—	—	490	741	1,231	115	1995	10/06		40
Interlachen, FL	—		519	1,500	—	—	519	1,500	2,019	180	2007	10/06		40
Clarksville, TN	—		521	710	—	—	521	710	1,231	107	1999	12/06		40
Clarksville, TN	—		276	955	—	—	276	955	1,231	144	1999	12/06		40
Gallatin, TN	—		474	757	—	—	474	757	1,231	114	1999	12/06		40
Midland City, AL	—		729	2,538	—	—	729	2,538	3,267	383	2006	12/06		40
Naples, FL	—		3,195	1,403	—	—	3,195	1,403	4,598	212	2001	12/06		40
Oxford, MS	—		440	1,097	—	—	440	1,097	1,537	166	1998	12/06		40
Columbiana, AL	—		771	989	—	—	771	989	1,760	147	1982	01/07		40
Naples, FL	—		3,162	1,597	—	—	3,162	1,597	4,759	235	1995	02/07		40
Longs, SC	—		745	758	—	—	745	758	1,503	110	2001	03/07		40
Kentwood, LA	—		985	891	—	—	985	891	1,876	129	2001	03/07		40
Dothan, AL	—		774	1,886	—	—	774	1,886	2,660	273	2007	03/07		40
Naples, FL	—		2,412	1,589	—	—	2,412	1,589	4,001	223	2000	05/07		40
Cary, NC	—		1,314	2,125	—	—	1,314	2,125	3,439	285	2007	08/07		40

KARM Home Store:
Knoxville, TN	—		467	735	—	—	467	735	1,202	256	1999	01/98	(f)	40

Kash n' Karry:
Seffner, FL	—		322	1,222	—	—	322	1,222	1,544	281	1983	03/99		40

Keg Steakhouse:
Lynnwood, WA	—		1,256	649	—	—	1,256	649	1,905	179	1992	12/01		40
Tacoma, WA	—		527	795	—	—	527	795	1,322	219	1981	12/01		40

KFC:
Fenton, MO	—		307	496	—	—	307	496	803	309	1985	07/92		33
Erie, PA	—		517	496	—	—	517	496	1,013	137	1996	12/01		40
Marysville, WA	—		647	546	—	—	647	546	1,193	151	1996	12/01		40
Evansville, IN	—		370	767	—	—	370	767	1,137	127	2004	05/06		40
Hampton, VA	—		251	1,173	—	—	251	1,173	1,424	5	2001	11/12		30
Mechanicsville, VA	—		482	422	—	—	482	422	904	2	1989	11/12		25
Newport News, VA	—		582	392	—	—	582	392	974	2	1985	11/12		25
Newport News, VA	—		572	442	—	—	572	442	1,014	2	1986	11/12		25
Newport News, VA	—		461	883	—	—	461	883	1,344	4	2001	11/12		30
Richmond, VA	—		492	452	—	—	492	452	944	2	2003	11/12		35
Richmond, VA	—		552	532	—	—	552	532	1,084	3	1984	11/12		25
Richmond, VA	—		532	472	—	—	532	472	1,004	2	1986	11/12		25
Richmond, VA	—		452	452	—	—	452	452	904	2	1984	11/12		25
Richmond, VA	—		481	1,253	—	—	481	1,253	1,734	6	1990	11/12		25
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Virginia Beach, VA	—		402	482	—	—	402	482	884	2	1984	11/12		25

Kohl's:
Florence, AL	—		818	1,047	—	—	818	698	1,516	154	2006	06/04		40

Kum & Go:
Omaha, NE	—		393	214	—	—	393	214	607	81	1979	06/05		20

Kwik Pik:
Bear Creek, PA	—		191	230	—	—	191	230	421	85	1980	08/05		20
Bradford, PA	—		184	762	—	—	184	762	946	281	1983	08/05		20
Coraopolis, PA (n)	—		476	347	—	—	476	347	823	128	1983	08/05		20
St Clair, PA	—		212	475	—	—	212	475	687	175	1984	08/05		20
Bear Creek Township, PA (n)	—		689	275	—	—	689	275	964	100	1980	09/05		20
Beech Creek, PA	—		477	613	—	—	477	613	1,090	107	1988	01/06		40
Canisteo, NY	—		142	485	—	—	142	485	627	84	1983	01/06		40
Curwensville, PA	—		226	608	—	—	226	608	834	106	1983	01/06		40
Ellwood City, PA	—		196	526	—	—	196	526	722	92	1987	01/06		40
Hastings, PA	—		199	455	—	—	199	455	654	79	1989	01/06		40
Jersey Shore, PA	—		515	381	—	—	515	381	896	66	1960	01/06		40
Leeper, PA	—		286	644	—	—	286	644	930	112	1987	01/06		40
Lewisberry, PA	—		412	534	—	—	412	534	946	93	1988	01/06		40
Mercersburg, PA	—		672	746	—	—	672	746	1,418	130	1988	01/06		40
New Florence, PA	—		298	812	—	—	298	812	1,110	141	1989	01/06		40
Newstead, NY	—		255	835	—	—	255	835	1,090	145	1990	01/06		40
Philipsburg, PA	—		428	269	—	—	428	269	697	47	1978	01/06		40
Plainfield, PA	—		244	383	—	—	244	383	627	67	1988	01/06		40
Reynoldsville, PA	—		113	328	—	—	113	328	441	57	1983	01/06		40
Port Royal, PA	—		238	635	—	—	238	635	873	205	1989	07/06		20

LA Fitness:
Sarasota, FL	—		471	1,344	312	—	471	1,656	2,127	329	1983	03/99	(g)	40
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572	11,272	759	2009	06/08	(m)	40
Warren, MI	—		2,360	—	6,674	—	2,360	6,674	9,034	633	2009	07/08	(m)	40
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011	14,156	798	2009	08/08	(m)	40
Lawrence, IN	—		1,599	—	5,867	—	1,762	5,870	7,632	349	2010	01/10	(m)	40
Laveen, AZ	—		1,665	—	5,749	—	1,665	5,749	7,414	317	2010	02/10	(m)	40
Kennesaw, GA	—		3,653	—	3,325	—	3,653	3,325	6,978	163	2011	07/10	(m)	40
Arlington, TX	—		1,166	6,214	—	—	1,166	6,214	7,380	348	2007	01/11		35
Hurst, TX	—		1,494	6,187	—	—	1,494	6,187	7,681	258	2008	07/11		35
South Plainfield, NJ	6,535	(k)	2,415	6,592	—	—	2,415	6,592	9,007	102	2006	06/12		35
McDonough, GA	—		1,503	6,727	—	—	1,503	6,727	8,230	56	2008	09/12		35
Greensburg, PA	—		1,791	7,015	—	—	1,791	7,015	8,806	7	2012	12/12		40
Indianapolis, IN	—		1,651	6,585	—	—	1,651	6,585	8,236	7	2012	12/12		40
Phoenix, AZ	—		1,601	6,540	—	—	1,601	6,540	8,141	7	2012	12/12		40
Tampa, FL	—		4,492	10,894	—	—	4,492	10,894	15,386	11	2012	12/12		40
West Dundee, IL	—		1,961	6,525	—	—	1,961	6,525	8,486	7	2012	12/12		40

Lil' Champ:
Gainesville, FL	—		900	—	1,800	—	900	1,800	2,700	261	2006	07/05	(m)	40
Jacksonville, FL	—		2,225	3,265	—	—	2,225	3,265	5,490	375	2006	08/05		40
Ocala, FL	—		846	—	1,564	—	846	1,564	2,410	217	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—		673	744	—	—	673	744	1,417	205	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—		1,218	3,049	—	—	1,218	3,049	4,267	467	1998	11/06		40
Beckley, WV	—		1,396	2,405	—	—	1,396	2,405	3,801	368	2006	11/06		40
Cookeville, TN	—		1,262	2,271	—	—	1,262	2,271	3,533	348	1997	11/06		40
Greenwood, IN	—		1,341	2,105	—	—	1,341	2,105	3,446	322	2000	11/06		40
Hurst, TX	—		1,858	1,916	—	—	1,858	1,916	3,774	293	1999	11/06		40
Jackson, TN	—		1,200	2,246	—	—	1,200	2,246	3,446	344	1994	11/06		40
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202	3,487	337	1998	11/06		40
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178	3,786	333	2005	11/06		40
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947	4,249	298	1998	11/06		40
San Marcos, TX	—		837	1,453	—	—	837	1,453	2,290	223	2000	11/06		40
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047	3,382	314	2002	11/06		40
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705	4,224	257	1995	12/06		40
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338	2,636	202	2005	12/06		40
Columbus, MS	—		707	—	1,681	—	707	1,681	2,388	58	2011	11/10	(m)	40
Martinsburg, WV	—		848	—	—	—	848	(c)	848	(c)	2010	01/11		(c)
Overland Park, KS	—		1,166	—	1,741	—	1,166	1,741	2,907	49	2011	04/11	(m)	40
Nashville, TN	—		844	—	1,592	—	844	1,592	2,436	45	2011	06/11	(m)	40
Columbus, OH	—		981	—	1,673	—	981	1,673	2,654	40	2012	08/11	(m)	40
Rogers, AR	—		900	—	1,545	—	909	1,536	2,445	30	2012	09/11	(m)	40
Brunswick, GA	—		430	—	1,743	—	430	1,743	2,173	35	2012	10/11	(m)	40
Kissimmee, FL	—		1,159	—	1,908	—	1,159	1,908	3,067	22	2012	01/12	(m)	40
Marion, IL	—		1,016	—	1,674	—	1,016	1,674	2,690	12	2012	03/12	(m)	40
Pooler, GA	—		1,159	—	—	—	1,159	(e)	1,159	(e)	(e)	03/12	(m)	(e)
Cullman, AL	—		889	—	1,585	—	889	1,585	2,474	8	2012	04/12	(m)	40
Lebanon, TN	—		789	—	—	—	789	(e)	789	(e)	(e)	06/12	(m)	(e)
Chester, VA	—		871	—	—	—	871	(e)	871	(e)	(e)	07/12	(m)	(e)
Gonzales, LA	—		975	—	—	—	975	(e)	975	(e)	(e)	10/12	(m)	(e)
Waynesboro, VA	—		1,075	—	—	—	1,075	(e)	1,075	(e)	(e)	10/12	(m)	(e)
Madison, AL	—		689	—	—	—	689	(e)	689	(e)	(e)	11/12	(m)	(e)

Lowe's:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194	12,409	2,421	2001	06/02		40

M & T Bank:
Carlisle, PA	—		87	103	—	—	87	103	190	18	1988	01/06		40

Magic China Café:
Orlando, FL	35	(h)	40	111	—	—	40	111	151	25	2001	02/04		40

Magic Mountain:
Columbus, OH	—		2,076	1,906	124	—	2,076	2,030	4,106	265	1990	06/07		40
Columbus, OH	—		5,380	2,693	25	—	5,380	2,718	8,098	373	1990	06/07		40

Majestic Liquors:
Ft. Worth, TX	—		988	2,368	—	—	988	2,368	3,356	466	1997	02/05		40
Ft. Worth, TX	—		2,505	2,138	—	—	2,505	2,138	4,643	421	1988	02/05		40
Ft. Worth, TX	—		1,652	2,018	—	—	1,652	2,018	3,670	397	2000	02/05		40
Hudson Oaks, TX	—		361	1,029	—	—	361	1,029	1,390	203	1993	02/05		40
Granbury, TX	—		786	1,234	—	—	786	1,231	2,017	209	2006	05/05	(g)	40
Azle, TX	—		648	859	—	—	648	859	1,507	119	1970	06/07		40
Ft. Worth, TX	—		575	933	—	—	575	933	1,508	129	1982	06/07		40

Manny's Barber Shop:
Mesa, AZ	—		43	113	367	—	43	480	523	81	1997	12/01		40

Mariscos Morales Mexican Restaurant:
Gresham, OR	—		817	108	—	—	817	108	925	30	1993	12/01		40

Mattress Firm:
Baton Rouge, LA	—		609	914	—	—	609	914	1,523	388	1995	12/95	(m)	40

Mattress Xpress:
Buford, GA	—		635	1,635	40	—	635	1,675	2,310	352	2003	07/04	(g)	40

MC Sports:
Lapeer, MI	—		408	2,086	—	—	408	2,031	2,439	275	2007	10/05		40

MedExpress Urgent Care:
Fairmont, WV	—		245	1,859	—	—	245	1,859	2,104	33	2011	05/12		35
Hanover, PA	—		533	1,521	—	—	533	1,521	2,054	27	2011	05/12		35
Hermitage, PA	—		445	2,108	—	—	445	2,108	2,553	38	2011	05/12		35
Latrobe, PA	—		681	1,511	—	—	681	1,511	2,192	27	2011	05/12		35
Mt. Pleasant, PA	—		593	1,482	—	—	593	1,482	2,075	26	2011	05/12		35
Pittsburgh, PA	—		227	1,936	—	—	227	1,936	2,163	40	1970	05/12		30
Martinsburg, WV	—		917	—	—	—	917	(e)	917	(e)	(e)	12/12	(m)	(e)
Merchant's Tires:
Hampton, VA	—		180	427	—	—	180	427	607	83	1986	03/05		40
Newport News, VA	—		234	259	—	—	234	259	493	50	1986	03/05		40
Norfolk, VA	—		398	508	—	—	398	508	906	99	1986	03/05		40
Rockville, MD	—		1,030	306	—	—	1,030	306	1,336	60	1974	03/05		40
Washington, DC	—		624	578	—	—	624	578	1,202	113	1983	03/05		40

Mi Pueblo Foods:
Palo Alto, CA	—		2,272	3,405	28	—	2,272	3,433	5,705	1,176	1998	12/98	(f)	40

Michaels:
Fairfax, VA	—		534	773	1,369	—	992	2,141	3,133	634	1995	12/95		40
Altamonte Springs, FL	—		1,947	3,267	1,198	—	1,947	3,370	5,317	154	1997	09/97		26
Grapevine, TX	—		1,018	2,067	—	—	1,018	2,067	3,085	751	1998	06/98		40
Plymouth Meeting, PA	—		2,911	2,595	—	—	2,911	2,595	5,506	830	1999	10/98	(g)	40
Florissant, MO	—		548	646	—	—	548	646	1,194	157	1996	04/03	(g)	40

Michael's Family Restaurant:
Sherman, TX	—		233	126	24	—	233	150	383	44	1969	09/06		20

Midwest Goldbuyers:
Geneva, IL	—		473	436	—	—	484	375	859	105	1996	12/01		40

Miller's Ale House:
Pensacola, FL	—		1,363	1,842	—	—	1,363	1,842	3,205	90	2008	04/11		35
Oviedo, FL	—		113	—	—	—	113	(e)	113	(e)	(e)	10/11	(m)	(e)

Mister Car Wash:
Anoka, MN	—		212	214	—	—	212	214	426	82	1968	04/07		15
Brooklyn Park, MN	—		438	778	—	—	438	778	1,216	178	1985	04/07		25
Cedar Rapids, IA	—		391	816	—	—	391	816	1,207	186	1989	04/07		25
Clive, IA	—		1,141	935	—	—	1,141	935	2,076	267	1983	04/07		20
Cottage Grove, MN	—		274	485	—	—	274	485	759	111	1992	04/07		25
Des Moines, IA	—		213	476	—	—	213	476	689	136	1964	04/07		20
Des Moines, IA	—		249	596	—	—	249	596	845	113	1990	04/07		30
Eden Prairie, MN	—		865	751	—	—	865	751	1,616	214	1984	04/07		20
Edina, MN	—		894	687	—	—	894	687	1,581	196	1985	04/07		20
Houston, TX	—		288	466	—	—	288	466	754	177	1970	04/07		15
Houston, TX	—		2,260	1,806	—	—	2,260	1,806	4,066	412	1975	04/07		25
Houston, TX	—		3,193	1,305	—	—	3,193	1,305	4,498	213	1995	04/07		35
Houston, TX	—		1,846	1,592	—	—	1,846	1,592	3,438	364	1983	04/07		25
Houston, TX	—		1,960	1,145	—	—	1,960	1,145	3,105	261	1983	04/07		25
Houston, TX	—		1,347	1,702	—	—	1,347	1,702	3,049	324	1984	04/07		30
Houston, TX	—		796	678	—	—	796	678	1,474	155	1986	04/07		25
Houston, TX	—		624	1,108	—	—	624	1,108	1,732	211	1988	04/07		30
Houston, TX	—		5,126	1,267	—	—	5,126	1,267	6,393	207	1995	04/07		35
Humble, TX	—		1,204	1,517	—	—	1,204	1,517	2,721	247	1993	04/07		35
Plymouth, MN	—		827	182	—	—	827	182	1,009	104	1955	04/07		10
Roseville, MN	—		861	564	—	—	861	564	1,425	161	1963	04/07		20
Spokane, WA	—		214	580	—	—	214	580	794	110	1990	04/07		30
Spokane, WA	—		1,253	1,146	—	—	1,253	1,146	2,399	187	1997	04/07		35
St. Cloud, MN (n)	—		243	391	—	—	242	391	633	112	1986	04/07		20
Stillwater, MN	—		289	214	—	—	289	214	503	82	1971	04/07		15
Sugarland, TX	—		3,789	1,972	—	—	3,789	1,972	5,761	322	1995	04/07		35
West St Paul, MN	—		836	236	—	—	836	236	1,072	67	1972	04/07		20
Rochester, MN	—		319	451	—	—	319	451	770	59	1994	10/07		40
Rochester, MN	—		1,055	2,327	—	—	1,055	2,327	3,382	303	2003	10/07		40
Birmingham, AL	—		2,378	2,145	—	—	2,378	2,145	4,523	366	1985	11/07		30
Clearwater, FL	—		825	765	—	—	825	765	1,590	157	1969	11/07		25
Mesquite, TX	—		1,596	2,201	—	—	1,596	2,201	3,797	451	1987	11/07		25
Seminole, FL	—		2,166	1,496	—	—	2,166	1,496	3,662	256	1985	11/07		30
Tampa, FL	—		2,993	1,669	—	—	2,993	1,669	4,662	342	1969	11/07		25
Vestavia Hills, AL	—		1,009	956	—	—	1,009	956	1,965	196	1967	11/07		25
El Paso, TX	—		1,424	1,306	—	—	1,424	1,306	2,730	219	1986	12/07		30
El Paso, TX	—		1,807	2,287	—	—	1,807	2,287	4,094	289	1983	12/07		40
El Paso, TX	—		664	824	—	—	664	824	1,488	104	1991	12/07		40
El Paso, TX	—		1,399	1,468	—	—	1,399	1,468	2,867	185	1991	12/07		40
El Paso, TX	—		988	1,046	—	—	988	1,046	2,034	132	1998	12/07		40
Tampa, FL	—		541	829	—	—	541	829	1,370	90	1978	04/10		25
Springfield, MO	—		642	1,767	—	—	642	1,767	2,409	86	1979	07/11		30
Springfield, MO	—		1,188	2,817	—	—	1,188	2,817	4,005	117	2000	07/11		35
Springfield, MO	—		1,064	2,109	—	—	1,064	2,109	3,173	103	1990	07/11		30
Missouri City, TX	—		549	1,553	—	—	549	1,553	2,102	50	2004	11/11		35
Bountiful, UT	—		484	292	—	—	484	292	776	9	1995	01/12		30
Salt Lake City, UT	—		522	1,806	—	—	522	1,806	2,328	58	1993	01/12		30
Tucson, AZ	—		493	345	—	—	493	345	838	9	2007	01/12		35
Tucson, AZ	—		108	778	—	—	108	778	886	25	2004	01/12		30
Tucson, AZ	—		946	2,566	—	—	946	2,566	3,512	82	2003	01/12		30
Tucson, AZ	—		742	2,226	—	—	742	2,226	2,968	71	2000	01/12		30
Cedar Park, TX	—		794	1,316	—	—	794	1,316	2,110	27	2009	04/12		35
Spokane Valley, WA	—		454	857	—	—	454	857	1,311	17	2005	04/12		35
Salt Lake City, UT	—		781	2,303	—	—	781	2,303	3,084	30	2009	07/12		35
Charlotte, NC	—		693	1,315	—	—	693	1,315	2,008	15	1981	09/12		25
College Park, GA	—		322	1,056	—	—	322	1,056	1,378	9	2008	09/12		35
Griffin, GA	—		401	2,897	—	—	401	2,897	3,298	24	2007	09/12		35
Hampton, GA	—		421	1,996	—	—	421	1,996	2,417	17	2006	09/12		35
Lilburn, GA	—		381	2,426	—	—	381	2,426	2,807	20	2007	09/12		35
Matthews, NC	—		664	664	—	—	664	664	1,328	6	1990	09/12		30
Oxford, AL	—		301	3,607	—	—	301	3,607	3,908	30	2008	09/12		35
Pineville, NC	—		723	1,195	—	—	723	1,195	1,918	12	1990	09/12		30
Clermont, FL	—		783	2,328	—	—	783	2,328	3,111	14	2006	10/12		35
Springfield, MO	—		474	736	—	—	474	736	1,210	6	2006	10/12		30
Abilene, TX	—		641	3,093	—	—	641	3,093	3,734	11	2006	11/12		35
Abilene, TX	—		101	426	—	—	101	426	527	2	2009	11/12		35
Lubbock, TX	—		411	2,534	—	—	411	2,534	2,945	11	2003	11/12		30
Lubbock, TX	—		400	3,403	—	—	400	3,403	3,803	12	2004	11/12		35
Lubbock, TX	—		350	2,984	—	—	350	2,984	3,334	11	2007	11/12		35
Ephrata, PA	—		241	2,797	—	—	241	2,797	3,038	5	1987	12/12		25
Lancaster, PA	—		920	7,894	—	—	920	7,894	8,814	11	1999	12/12		30
Sinking Spring, PA	—		1,251	4,735	—	—	1,251	4,735	5,986	7	2005	12/12		30
York, PA	—		591	4,605	—	—	591	4,605	5,196	6	1995	12/12		30
Atlanta, GA	—		1,773	4,528	—	—	1,773	4,528	6,301	5	2003	12/12		35
Atlanta, GA	—		1,633	5,378	—	—	1,633	5,378	7,011	7	1998	12/12		30

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	203	1996	12/01		40

My Big Fat Greek Restaurant:
Tucson, AZ	—		996	—	2,742	—	996	2,742	3,738	363	2007	12/06	(m)	40
Farmington, NM	—		2,757	—	730	—	2,757	730	3,487	84	2003	12/07	(m)	40

Nitlantika:
Hollywood, FL	—		383	88	37	—	234	—	234	—	1960	12/05		15

Northern Tool:
Asheville, NC	—		519	2,998	—	—	519	2,998	3,517	54	2007	05/12		35

Office Depot:
Arlington, TX	—		596	1,411	—	—	596	1,411	2,007	667	1994	01/94		40
Gastonia, NC	—		1,554	2,367	946	—	1,554	3,313	4,867	506	2004	12/04		40

OfficeMax:
Cincinnati, OH	—		543	1,575	—	—	543	1,575	2,118	728	1994	07/94		40
Evanston, IL	—		1,868	1,758	—	—	1,868	1,758	3,626	772	1995	06/95		40
Altamonte Springs, FL	—		1,690	3,050	—	—	1,690	3,050	4,740	1,287	1995	01/96		40
Sacramento, CA	—		1,144	2,961	—	—	1,144	2,961	4,105	1,185	1996	12/96		40
Salinas, CA	—		1,353	1,829	—	—	1,353	1,829	3,182	726	1995	02/97		40
Redding, CA	—		667	2,182	—	—	667	2,182	2,849	848	1997	06/97		40
Kelso, WA	—		868	—	1,806	—	868	1,806	2,674	675	1998	09/97	(g)	40
Lynchburg, VA	—		562	—	1,851	—	562	1,851	2,413	661	1998	02/98	(m)	40
Leesburg, FL	—		640	—	1,929	—	640	1,929	2,569	677	1998	08/98	(m)	40
Tigard, OR	—		1,540	2,247	—	—	1,540	2,247	3,787	794	1995	11/98		40
Griffin, GA	—		685	—	1,802	—	685	1,802	2,487	618	1999	11/98	(g)	40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Orchard Supply Hardware:
Fresno, CA	—		2,054	4,536	—	—	2,054	4,536	6,590	178	2011	08/11	(o)	35
Pismo Beach, CA	—		2,436	1,997	2,339	—	2,436	4,336	6,772	87	1989	12/11	(o)	25
San Jose, CA	—		6,406	2,457	3,374	—	6,406	5,831	12,237	108	1982	12/11	(o)	25
San Jose, CA	—		4,092	4,279	3,307	—	4,092	7,586	11,678	184	1982	12/11	(o)	25
Chico, CA	—		1,782	4,563	—	—	1,782	4,563	6,345	70	2002	07/12	(o)	30
Clovis, CA	—		1,226	1,426	—	—	1,226	1,426	2,652	26	1982	07/12	(o)	25
Pinole, CA	—		2,784	5,195	—	—	2,784	5,195	7,979	95	1987	07/12	(o)	25
San Jose, CA	—		5,850	4,129	—	—	5,850	4,129	9,979	76	1946	07/12	(o)	25
San Jose, CA	—		3,370	2,517	—	—	3,370	2,517	5,887	46	1965	07/12		25
Van Nuys, CA	—		5,493	4,133	—	—	5,493	4,133	9,626	76	1988	07/12	(o)	25

Orlando Metro Gymnastics:
Orlando, FL	—		428	1,345	—	—	428	1,345	1,773	268	2003	01/05		40

Outback:
Copley Township, OH	—		753	2,407	—	—	753	2,407	3,160	76	1993	03/12		25
Cheyenne, WY	—		672	2,502	—	—	672	2,502	3,174	66	2001	03/12		30
Conroe, TX	—		524	583	—	—	524	583	1,107	18	1992	03/12		25
Coraopolis, PA	—		487	2,326	—	—	487	2,326	2,813	61	1998	03/12		30
Denver, CO	—		850	1,305	—	—	850	1,305	2,155	30	2003	03/12		35
Knoxville, TN	—		753	1,852	—	—	753	1,852	2,605	42	2004	03/12		35
Largo, MD	—		1,738	2,227	—	—	1,738	2,227	3,965	59	2001	03/12		30
Lufkin, TX	—		850	1,147	—	—	850	1,147	1,997	30	1999	03/12		30
Marrero, LA	—		781	3,144	—	—	781	3,144	3,925	100	1995	03/12		25
Mechanicsville, VA	—		674	2,328	—	—	674	2,328	3,002	61	2002	03/12		30
Mt. Pleasant, SC	—		713	1,466	—	—	713	1,466	2,179	39	1999	03/12		30
Phoenix, AZ	—		821	2,284	—	—	821	2,284	3,105	60	2002	03/12		30
Shreveport, LA	—		633	3,105	—	—	633	3,105	3,738	98	1994	03/12		25
Smithfield, NC	—		772	2,345	—	—	772	2,345	3,117	53	2004	03/12		35
Stockbridge, GA	—		910	1,988	—	—	910	1,988	2,898	52	2001	03/12		30
Troy, OH	—		456	1,575	—	—	456	1,575	2,031	36	2004	03/12		35
Tyler, TX	—		583	2,551	—	—	583	2,551	3,134	81	1993	03/12		25
Venice, FL	—		833	2,529	—	—	833	2,529	3,362	67	2001	03/12		30
Warrenton, VA	—		1,833	2,021	—	—	1,833	2,021	3,854	53	2001	03/12		30
Wheaton, IL	—		901	654	—	—	901	654	1,555	21	1994	03/12		25

Palais Royale:
Sealy, TX	—		457	504	1,769	—	462	2,273	2,735	366	1982	03/99		40

Panda Express:
Florissant, MO	—		50	59	—	—	50	59	109	14	2012	04/03	(g)	40

Pantry I Petroleum:
Avis, PA	—		392	326	—	—	392	326	718	120	1976	08/05		20
Howard, PA	—		136	375	—	—	136	375	511	65	1987	01/06		40

Patient First:
Richmond, VA	—		270	1,545	—	—	270	1,545	1,815	84	1988	05/11		30
York, PA	—		772	2,995	—	—	772	2,995	3,767	109	2011	07/11		40
Mechanicsburg, PA	—		933	3,401	—	—	933	3,401	4,334	74	2011	02/12		40

Patriot Fuels:
Vinita, OK	—		72	368	—	—	72	368	440	61	1972	07/09		20

Pawn America:
Fargo, ND	—		335	2,747	—	—	335	2,747	3,082	3	2008	12/12		35
Fridley, MN	—		1,013	4,465	—	—	1,013	4,465	5,478	6	1978	12/12		30
Sioux Falls, SD	—		207	1,490	—	—	207	1,490	1,697	2	1985	12/12		30

Pennstar Bank:
Dallas, PA	—		214	345	—	—	214	345	559	127	1995	08/05		20

Pep Boys:
Chicago, IL	—		1,077	3,756	—	—	1,077	3,756	4,833	550	1993	11/07		35
Cicero, IL	—		1,341	3,760	—	—	1,341	3,760	5,101	551	1993	11/07		35
Cornwell Heights, PA	—		2,058	3,102	—	—	2,058	3,102	5,160	636	1972	11/07		25
East Brunswick, NJ	—		2,449	5,026	—	—	2,449	5,026	7,475	859	1987	11/07		30
Guayama, PR	—		1,729	2,732	—	—	1,729	2,131	3,860	200	1998	11/07		33
Jacksonville, FL	—		810	2,331	—	—	810	2,331	3,141	341	1989	11/07		35
Joliet, IL	—		1,506	3,727	—	—	1,506	3,727	5,233	546	1993	11/07		35
Lansing, IL	—		869	3,440	—	—	869	3,440	4,309	504	1993	11/07		35
Las Vegas, NV	—		1,917	2,530	—	—	1,917	2,530	4,447	371	1989	11/07		35
Marietta, GA	—		1,311	3,556	—	—	1,311	3,556	4,867	607	1987	11/07		30
Marlton, NJ	—		1,608	4,142	—	—	1,608	4,142	5,750	708	1983	11/07		30
Philadelphia, PA	—		1,300	3,830	—	—	1,300	3,830	5,130	561	1995	11/07		35
Quakertown, PA	—		1,129	3,252	—	—	1,129	3,252	4,381	476	1995	11/07		35
Reading, PA	—		1,189	3,367	—	—	1,189	2,819	4,008	311	1989	11/07		28
Roswell, GA	—		931	2,732	—	—	931	2,732	3,663	467	2007	11/07		30
Turnersville, NJ	—		990	3,494	—	—	990	3,494	4,484	597	1986	11/07		30
Houston, TX	—		734	3,028	—	—	734	3,028	3,762	273	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—		256	136	—	—	256	136	392	103	1976	06/05		10
Des Moines, IA	—		226	203	—	—	226	203	429	153	1976	06/05		10
Des Moines, IA	—		270	218	—	—	270	218	488	165	1977	06/05		10
Newton, IA	—		354	402	—	—	354	402	756	303	1979	06/05		10
Urbandale, IA	—		377	581	—	—	377	581	958	219	1979	06/05		20

Perla Lotta Restaurant:
Chandler, AZ	—		655	791	—	—	655	791	1,446	222	1997	12/01		40

Pet Paradise:
Houston, TX	—		417	2,306	—	—	417	2,306	2,723	276	2008	03/08		40
Bunnell, FL	—		316	881	—	—	316	881	1,197	104	1997	04/08		40
Houston, TX	—		535	—	3,426	—	535	3,426	3,961	318	2009	09/08	(m)	40
Charlotte, NC	—		825	—	3,231	—	825	3,231	4,056	279	2009	11/08	(m)	40
Davie, FL	—		1,138	1,069	—	—	1,138	1,069	2,207	123	2003	12/08		35

Petco:
Grand Forks, ND	—		307	910	—	—	307	910	1,217	342	1996	12/97		40
Florissant, MO	—		299	352	—	—	299	352	651	86	2012	04/03	(g)	40
Petro Express:
Belmont, NC	—		1,508	1,622	—	—	1,508	1,622	3,130	265	2001	04/07		35
Charlotte, NC	—		1,458	2,047	—	—	1,458	2,047	3,505	390	1987	04/07		30
Charlotte, NC	—		1,291	1,839	—	—	1,291	1,839	3,130	350	1988	04/07		30
Charlotte, NC	—		1,778	1,977	—	—	1,778	1,977	3,755	376	1992	04/07		30
Charlotte, NC	—		507	698	—	—	507	698	1,205	199	1967	04/07		20
Charlotte, NC	—		629	876	—	—	623	876	1,499	167	1986	04/07		30
Charlotte, NC	—		429	425	—	—	429	425	854	81	1983	04/07		30
Charlotte, NC	—		2,316	2,064	—	—	2,316	2,064	4,380	337	1996	04/07		35
Charlotte, NC	—		2,165	1,965	—	—	2,165	1,965	4,130	320	1997	04/07		35
Charlotte, NC	—		1,340	1,790	—	—	1,340	1,790	3,130	292	1998	04/07		35
Charlotte, NC	—		2,784	3,720	—	—	2,784	3,720	6,504	607	1998	04/07		35
Charlotte, NC	—		1,532	1,973	—	—	1,532	1,973	3,505	322	1998	04/07		35
Charlotte, NC	—		1,030	1,725	—	—	1,030	1,725	2,755	328	1983	04/07		30
Charlotte, NC	—		1,810	2,570	—	—	1,810	2,570	4,380	367	2004	04/07		40
Charlotte, NC	—		1,697	2,419	—	—	1,697	2,419	4,116	345	2005	04/07		40
Concord, NC	—		2,144	1,986	—	—	2,144	1,986	4,130	324	2000	04/07		35
Concord, NC	—		1,828	1,677	—	—	1,828	1,677	3,505	273	2002	04/07		35
Denver, NC	—		2,317	1,750	—	—	2,317	1,750	4,067	285	1999	04/07		35
Fort Mill, SC	—		3,825	2,554	—	—	3,825	2,554	6,379	417	1998	04/07		35
Gastonia, NC	—		965	1,228	—	—	965	1,228	2,193	200	2001	04/07		35
Gastonia, NC	—		335	545	—	—	335	545	880	78	2000	04/07		40
Gastonia, NC	—		1,070	1,185	—	—	1,070	1,185	2,255	193	1990	04/07		35
Gastonia, NC	—		745	760	—	—	745	760	1,505	109	2003	04/07		40
Hickory, NC	—		1,975	1,530	—	—	1,975	1,530	3,505	249	2002	04/07		35
Kings Mountain, NC	—		1,210	982	—	—	1,210	982	2,192	160	1988	04/07		35
Lake Wylie, SC	—		1,972	1,283	—	—	1,972	1,283	3,255	209	2003	04/07		35
Lake Wylie, SC	—		1,381	2,061	—	—	1,381	2,061	3,442	336	1998	04/07		35
Lincolnton, NC	—		723	532	—	—	723	532	1,255	101	1989	04/07		30
Mineral Springs, NC	—		678	577	—	—	678	577	1,255	82	2002	04/07		40
Monroe, NC	—		421	834	—	—	421	834	1,255	136	1997	04/07		35
Monroe, NC	—		709	796	—	—	709	796	1,505	130	1999	04/07		35
Monroe, NC	—		857	1,023	—	—	857	1,023	1,880	146	2004	04/07		40
Rock Hill, SC	—		2,119	1,886	—	—	2,119	1,886	4,005	308	1998	04/07		35
Rock Hill, SC	—		3,095	1,910	—	—	3,095	1,910	5,005	311	1999	04/07		35
Rock Hill, SC	—		778	727	—	—	778	727	1,505	138	1990	04/07		30
Statesville, NC	—		1,886	2,182	—	—	1,864	2,182	4,046	356	1999	04/07		35
Waxhaw, NC	—		508	747	—	—	508	747	1,255	107	2002	04/07		40
York, SC	—		2,306	1,449	—	—	2,306	1,449	3,755	236	1999	04/07		35
Charlotte, NC	—		1,834	1,214	—	—	1,834	1,214	3,048	171	1997	05/07		40
Charlotte, NC	—		1,849	2,280	—	—	1,849	2,280	4,129	321	2005	05/07		40
Rock Hill, SC	—		3,108	2,146	—	—	3,108	2,146	5,254	302	1999	05/07		40

PetSense:
Kingsville, TX	—		499	458	224	—	499	682	1,181	131	1995	12/01		40

PetSmart:
Chicago, IL	—		2,724	3,566	—	—	2,724	3,566	6,290	1,274	1998	09/98		40

Pier I Imports:
Anchorage, AK	—		928	1,663	—	—	928	1,663	2,591	700	1995	02/96		40
Memphis, TN	—		713	822	—	—	713	822	1,535	319	1997	09/96	(f)	40
Sanford, FL	—		738	803	—	—	738	803	1,541	297	1998	06/97	(f)	40
Valdosta, GA	—		391	806	—	—	391	806	1,197	264	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—		547	44	—	—	547	44	591	12	1976	12/01		40

Popeye's:
Snellville, GA	—		642	437	—	—	642	437	1,079	120	1995	12/01		40

Pro Tip Nails & Spa:
Orlando, FL	35	(h)	40	111	—	—	40	111	151	25	2001	02/04		40

Pull-A-Part:
Augusta, GA	—		1,414	—	1,449	—	1,414	1,449	2,863	201	2007	08/06	(m)	40
Birmingham, AL	—		1,165	2,090	—	—	1,165	2,090	3,255	333	1964	08/06		40
Charlotte, NC	—		2,913	1,724	—	—	2,913	1,724	4,637	275	2006	08/06		40
Conley, GA	—		1,686	1,387	—	—	1,686	1,387	3,073	221	1999	08/06		40
Harvey, LA	—		1,887	—	4,326	—	1,887	4,326	6,213	482	2008	08/06	(m)	40
Knoxville, TN	—		961	—	2,384	—	961	2,384	3,345	325	2007	08/06	(m)	40
Louisville, KY	—		3,206	1,532	—	—	3,206	1,532	4,738	244	2006	08/06		40
Nashville, TN	—		2,164	1,414	—	—	2,164	1,414	3,578	225	2006	08/06		40
Norcross, GA	—		1,831	1,040	—	—	1,831	1,040	2,871	166	1998	08/06		40
Cleveland, OH	—		4,556	—	2,096	—	4,556	2,096	6,652	269	2007	08/06	(m)	40
Lafayette, LA	—		1,036	—	2,226	—	1,036	2,226	3,262	281	2007	08/06	(m)	40
Montgomery, AL	—		934	—	2,013	—	934	2,013	2,947	258	2007	11/06	(m)	40
Jackson, MS	—		1,315	—	2,471	—	1,315	2,471	3,786	286	2008	12/06	(m)	40
Baton Rouge, LA	—		893	—	3,256	—	893	3,256	4,149	309	2009	01/07	(m)	40
Memphis, TN	—		1,779	—	2,964	—	1,779	2,964	4,743	343	2008	05/07	(m)	40
Mobile, AL	—		550	—	2,772	—	550	2,772	3,322	274	2009	06/07	(m)	40
Winston-Salem, NC	—		846	—	2,449	—	836	2,449	3,285	247	2009	08/07	(m)	40
Lithonia, GA	—		2,410	—	2,345	—	2,410	2,345	4,755	232	2009	08/07	(m)	40
Columbia, SC	—		935	—	2,178	—	935	2,178	3,113	216	2009	09/07	(m)	40
Akron, OH	—		1,065	—	1,869	—	1,065	1,869	2,934	146	2009	10/08	(m)	40

QuikTrip:
Alpharetta, GA	—		1,048	607	—	—	1,048	607	1,655	114	1996	06/05		40
Clive, IA	—		623	557	—	—	623	557	1,180	140	1994	06/05		30
Des Moines, IA	—		259	792	—	—	259	792	1,051	199	1996	06/05		30
Des Moines, IA	—		379	455	—	—	379	455	834	114	1990	06/05		30
Gainesville, GA	—		592	913	—	—	592	913	1,505	230	1989	06/05		30
Herculaneum, MO	—		856	1,613	—	—	856	1,613	2,469	405	1991	06/05		30
Johnston, IA	—		394	385	—	—	394	385	779	97	1991	06/05		30
Lee's Summit, MO	—		374	1,224	—	—	374	1,224	1,598	231	1999	06/05		40
Norcross, GA	—		948	294	—	—	948	294	1,242	74	1989	06/05		30
Norcross, GA			844	297	—	—	839	297	1,136	75	1994	06/05		30
Norcross, GA	—		966	202	—	—	966	202	1,168	51	1993	06/05		30
Olathe, KS	—		793	1,392	—	—	793	1,392	2,185	262	1999	06/05		40
Tulsa, OK	—		1,225	650	—	—	1,225	650	1,875	163	1990	06/05		30
Urbandale, IA	—		340	764	—	—	340	764	1,104	144	1993	06/05		40
Wichita, KS	—		118	454	—	—	113	454	567	114	1989	06/05		30
Wichita, KS	—		127	543	—	—	127	543	670	136	1990	06/05		30
Woodstock , GA	—		488	1,042	—	—	488	1,042	1,530	196	1997	06/05		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—		184	629	—	—	184	629	813	237	1976	06/05		20
Decorah, IA	—		72	272	—	—	72	272	344	205	1974	06/05		10

Rabobank:
Chico, CA	—		346	—	—	—	346	(e)	346	(e)	(e)	07/12		30

Raising Cane's:
Sulphur, LA	—		326	1,268	—	—	326	1,268	1,594	62	2009	04/11		35
Hurst, TX	—		763	—	1,309	—	763	1,309	2,072	40	2011	05/11	(m)	40
Ft. Worth, TX	—		792	—	1,144	—	792	1,144	1,936	35	2011	06/11	(m)	40
Plano, TX	—		1,316	—	1,349	—	1,316	1,349	2,665	41	2011	06/11	(m)	40
Pearland, TX	—		774	—	1,255	—	774	1,255	2,029	35	2011	07/11	(m)	40
Addison, TX	—		869	—	—	—	869	(e)	869	(e)	(e)	10/11	(m)	(e)
Houston, TX	—		737	—	1,163	—	737	1,163	1,900	25	2012	10/11	(m)	40
Euless, TX	—		1,222	—	1,376	—	1,226	1,376	2,602	36	2011	12/11	(m)	40
Moore, OK	—		762	—	1,153	—	762	1,153	1,915	20	2012	01/12	(m)	40
Rowlett, TX	—		814	—	1,398	—	814	1,398	2,212	16	2012	02/12	(m)	40
Keller, TX	—		833	—	—	—	833	(e)	833	(e)	(e)	06/12	(m)	(e)
Omaha, NE	—		1,181	—	—	—	1,181	(e)	1,181	(e)	(e)	08/12	(m)	(e)
McKinney, TX	—		1,443	—	—	—	1,443	(e)	1,443	(e)	(e)	11/12	(m)	(e)
Tulsa, OK	—		1,006	—	—	—	1,006	(e)	1,006	(e)	(e)	12/12	(m)	(e)

Rallys:
Toledo, OH	—		126	320	—	—	126	320	446	169	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—		1,316	2,014	—	—	1,316	2,014	3,330	151	2007	05/10		35

REB Oil:
Lake Placid, FL	—		2,532	1,157	491	—	2,532	1,648	4,180	294	1990	12/05		40

Regal Theatre:
Bolingbrook, IL	—		2,937	3,032	—	—	2,937	3,032	5,969	535	1994	09/07		30

Reliable Life Insurance:
St. Louis, MO	—		2,078	13,762	—	—	2,076	13,762	15,838	2,912	1975	05/04		40

Rite Aid:
Douglasville, GA	—		413	995	—	—	413	995	1,408	421	1996	01/96		40
Conyers, GA	—		575	999	—	—	575	999	1,574	388	1997	06/97		40
Riverdale, GA	—		1,089	1,707	—	—	1,089	1,707	2,796	642	1997	12/97		40
Warner Robins, GA	—		707	—	1,227	—	707	1,227	1,934	428	1999	03/98	(g)	40
Mobile, AL	—		1,137	1,694	—	—	1,137	1,694	2,831	468	2000	12/01		40
Orange Beach, AL	—		1,410	1,996	—	—	1,410	1,996	3,406	551	2000	12/01		40
Norfolk, VA	—		2,742	1,797	—	—	2,742	1,797	4,539	488	2001	02/02		40
Thorndale, PA	—		2,261	2,472	—	—	2,261	2,472	4,733	672	2001	02/02		40
West Mifflin, PA	—		1,402	2,044	—	—	1,402	2,044	3,446	556	1999	02/02		40
Albany, NY	—		25	867	—	—	25	867	892	180	1994	09/04		40
Saratoga Springs, NY	—		762	591	30	—	762	621	1,383	124	1993	09/04		40
Monticello, NY	439	(k)	664	769	—	—	664	769	1,433	150	1996	03/05		40

Rite Rug:
Columbus, OH	—		1,596	934	13	—	1,605	939	2,544	191	1970	11/04		40

Road Ranger:
Springfield, IL	—		705	1,500	—	—	705	1,500	2,205	245	1997	06/06		40
Belvidere, IL	—		1,098	1,256	1,257	—	1,098	2,513	3,611	234	1997	06/06		40
Brazil, IN	—		2,199	907	—	—	2,199	907	3,106	148	1990	06/06		40
Cherry Valley, IL	—		1,409	1,897	—	—	1,409	1,897	3,306	310	1991	06/06		40
Cottage Grove, WI	—		2,175	1,733	—	—	2,175	1,733	3,908	283	1990	06/06		40
Decatur, IL	—		815	1,314	—	—	815	1,314	2,129	215	2002	06/06		40
Dekalb, IL	—		747	1,658	—	—	747	1,658	2,405	271	2000	06/06		40
Elk Run Heights, IA	—		1,538	2,470	—	—	1,538	2,470	4,008	404	1989	06/06		40
Lake Station, IN	—		3,172	1,112	—	—	3,172	1,112	4,284	182	1987	06/06		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	282	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	272	1998	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,094	1,662	2,756	272	1996	06/06		40
Rockford, IL	—	623	1,331	—	—	623	1,331	1,954	218	2000	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	315	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	295	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	221	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	385	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	430	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	450	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	339	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	142	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	155	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	158	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	257	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	135	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	170	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	118	1970	07/12		25

Robbins Diamonds:
Newark, DE	—	636	1,273	29	—	629	1,302	1,931	575	1994	12/94		40

Roger & Marv's:
Kenosha, WI	—	1,918	3,431	—	—	1,918	3,431	5,349	1,357	1992	02/97		40

Roni Deutch Tax Services:
Hollywood, FL	—	203	46	19	—	124	—	124	—	1960	12/05		15

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	645	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	326	1984	03/99		40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	85	2007	10/05		40
Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	22	2007	10/05		40

Saltgrass Steakhouse:
Beaumont, TX	—	558	—	1,317	—	383	1,317	1,700	93	2010	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	24	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	—	—	1,071	(e)	1,071	(e)	(e)	03/12	(m)	(e)

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	—	—	1,258	2,623	3,881	473	1980	10/05	(g)	40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	87	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	717	311	1,028	86	1995	12/01		40

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	1,311	3,376	362	1998	12/01		40

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	70	1997	12/01		40

Shoes on a Shoestring:
Albuquerque, NM	—	1,442	2,335	—	—	1,442	2,335	3,777	907	1997	06/97		40

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	123	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	104	1981	05/06		40
Jasper, AL	—	551	747	—	—	551	747	1,298	124	1998	05/06		40
Birmingham, AL	—	490	769	—	—	490	769	1,259	127	1992	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	117	1989	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	111	1989	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	123	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	109	1990	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	143	1998	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	192	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	90	1992	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	77	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	93	1991	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	121	1991	05/06		40

SOAKS Express Wash:
Ankeny, IA	—	662	—	—	—	662	(i)	662	(i)	(i)	06/05		(i)

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	683	1996	05/07		40

Sparkling Image:
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	874	1988	03/08		30
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	820	1998	03/08		35
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	394	2002	03/08		40
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	249	1988	03/08		30
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	508	1994	03/08		35
Bakersfield, CA	—	2,798	5,260	22	—	1,801	264	2,065	264	1997	03/08		35
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	441	1988	03/08		30
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	640	1994	03/08		35
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	538	2001	03/08		40

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	490	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	760	1996	02/05		40
Ft. Worth, TX	—	611	1,609	—	—	579	1,609	2,188	317	1974	02/05		40

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	330	1999	12/98	(g)	40

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	628	1994	06/96		40
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	380	1988	09/97		40
Memphis, TN (n)	—	820	—	2,598	—	820	2,598	3,418	916	1998	12/97	(g)	40
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	1,489	1994	01/03		40

Stereo 1 Warehouse:
Bakersfield, CA	—	882	845	—	—	739	—	739	39	1990	03/08		35

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	3	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	981	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	189	1986	12/01		40
Kennedale, TX	—	400	692	—	—	391	692	1,083	191	1985	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	130	2001	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	322	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	179	1990	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	317	2000	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	250	2000	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	123	1999	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	230	2003	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	227	1995	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	198	1990	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	195	2000	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	254	2005	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	202	2004	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	250	1982	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	270	1984	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	379	1995	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	182	1986	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	249	2005	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	198	1995	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	286	1999	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	226	2003	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	785	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	204	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	122	1996	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	106	1987	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	203	1999	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	168	1991	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	237	1988	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	118	1984	12/05		40
Laredo, TX	—	459	460	—	—	459	460	919	81	1983	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	312	2000	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	94	1993	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	247	1993	12/05		40
Lawton, OK	—	697	964	—	—	697	964	1,661	170	1984	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	256	2005	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	157	1999	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	181	2003	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	194	1999	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	214	2003	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	507	2002	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	142	2000	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	207	1988	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	331	2003	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	229	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	161	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	319	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	380	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	327	1994	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	279	2005	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	206	1996	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	272	2004	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	244	1988	12/05		40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	132	1984	12/05		40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	146	1983	12/05		40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	238	2000	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	213	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	273	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	244	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	217	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	268	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	262	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	141	1982	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	200	1981	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	125	1981	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	124	1973	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	164	1981	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	200	1983	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	194	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	97	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	207	1996	11/07		40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	381	1996	11/07		40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	410	2006	11/07		40
San Angelo, TX	—	194	471	—	—	194	471	665	60	1998	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	155	2000	12/07		40
Harlingen, TX	—	329	935	—	—	329	935	1,264	155	1980	01/08		30
Harlingen, TX	—	277	808	—	—	277	808	1,085	134	1983	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	135	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	293	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	141	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	165	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	207	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	250	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	224	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	184	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	367	1986	05/08		30
Houston, TX	—	696	1,458	—	—	696	1,458	2,154	147	2008	12/08		40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	163	2007	12/08		40

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	58	1997	12/01		40
Albany, NY	—	3	67	—	—	3	67	70	14	1992	09/04		40
Cohoes, NY	—	21	116	8	—	21	123	144	25	1994	09/04		40

Sullivan's Steakhouse:
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	60	1999	01/12		25

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	25	2008	04/12		35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	32	2009	04/12		35

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	100	1993	07/09		25
Neosho, MO	—	352	775	—	—	352	754	1,106	64	1992	07/09		18

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	164	1990	01/06		30

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	302	1971	02/97		40
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,141	1985	02/97		40

Susser HQ:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,080	1982	03/99		40

Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132	178	37	1997	12/01		40

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	208	2001	12/01		40
Ormond Beach, FL	—	632	526	—	—	632	526	1,158	145	2001	12/01		40
Phoenix, AZ	—	594	283	—	—	594	283	877	78	1995	12/01		40
Bedford, IN	—	797	937	—	—	797	937	1,734	155	1989	05/06		40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	340	1990	05/06		40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	201	2005	05/06		40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	301	2005	05/06		40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	215	2000	05/06		40
Evansville, IN	—	221	828	—	—	221	828	1,049	137	2003	05/06		40
Fishers, IN	—	990	486	—	—	990	486	1,476	81	1998	05/06		40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	179	1998	05/06		40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	273	2004	05/06		40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	116	2004	05/06		40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	198	1999	05/06		40
Owensboro, KY	—	639	1,326	—	—	639	1,326	1,965	220	2005	05/06		40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	291	1998	05/06		40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	236	2003	05/06		40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	274	2003	05/06		40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	373	2003	05/06		40
Vincennes, IN	—	502	880	—	—	502	880	1,382	146	2004	05/06		40
Anderson, SC	—	273	820	—	—	273	820	1,093	67	1989	12/10		25
Anderson, SC	—	176	436	—	—	176	436	612	30	2000	12/10		30
Asheville, NC	—	408	732	—	—	408	732	1,140	60	1992	12/10		25
Asheville, NC	—	252	483	—	—	252	483	735	39	1993	12/10		25
Black Mountain, NC	—	149	313	—	—	149	313	462	26	1992	12/10		25
Blue Ridge, GA	—	276	553	—	—	276	553	829	45	1992	12/10		25
Cedartown, GA	—	353	890	—	—	353	890	1,243	73	1990	12/10		25
Duncan, SC	—	280	483	—	—	280	483	763	33	1999	12/10		30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	67	1991	12/10		25
Fort Payne, AL	—	362	533	—	—	362	533	895	44	1989	12/10		25
Franklin, NC	—	472	687	—	—	472	687	1,159	56	1992	12/10		25
Gaffney, SC	—	388	940	—	—	388	940	1,328	64	1998	12/10		30
Greenville, SC	—	169	330	—	—	169	330	499	27	1990	12/10		25
Greenville, SC	—	414	810	—	—	414	810	1,224	55	1995	12/10		30
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	95	1988	12/10		25
Inman, SC	—	223	502	—	—	223	502	725	34	1999	12/10		30
Lavonia, GA	—	122	359	—	—	122	359	481	24	1999	12/10		30
Madison, AL	—	498	886	—	—	498	886	1,384	72	1985	12/10		25
Oneonta, AL	—	362	881	—	—	362	881	1,243	72	1992	12/10		25
Piedmont, SC	—	249	702	—	—	249	702	951	48	2000	12/10		30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	46	1998	12/10		30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	73	1998	12/10		30
Seneca, SC	—	304	807	—	—	304	807	1,111	66	1993	12/10		25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	83	1991	12/10		25
Spartanburg, SC	—	239	496	—	—	239	496	735	34	1992	12/10		30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	65	1993	12/10		30
Sylva, NC	—	580	786	—	—	580	786	1,366	53	1994	12/10		30
Toccoa, GA	—	201	600	—	—	201	600	801	41	1993	12/10		30
Waynesville, NC	—	395	585	—	—	395	585	980	40	1998	12/10		30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	2	2008	12/12		35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	2	1988	12/12		25
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	1	2009	12/12		35
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	2	1994	12/12		30
Daleville, IN	—	209	893	—	—	209	893	1,102	1	1995	12/12		30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	2	2007	12/12		35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	1	2008	12/12		35
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	1	2008	12/12		35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	1	2010	12/12		35
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	1	2008	12/12		35
Indianapolis, IN	—	209	799	—	—	209	799	1,008	1	1994	12/12		30
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	2	2005	12/12		30
Indianapolis, IN	—	247	931	—	—	247	931	1,178	1	1995	12/12		30
Jasper, IN	—	200	960	—	—	200	960	1,160	1	1992	12/12		30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	3	2006	12/12		30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	1	2010	12/12		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Taverna Greek Grill:
Fort Collins, CO	—	390	895	—	—	390	895	1,285	56	1995	02/11		30

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	254	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	281	1998	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	78	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,210	1,532	2,742	423	1995	12/01		40

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	151	1998	12/01		40

The Tile Shop:
Hartsdale, NY	—	4,509	2,454	—	—	4,509	2,454	6,963	531	1996	09/97		40

The Worship Center:
Augusta, GA	—	177	674	—	—	177	674	851	186	1998	12/01		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	288	1977	09/06		20

Thomasville:
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	510	2004	07/04		40

TitleMax:
Mobile, AL	—	491	498	—	—	491	498	989	138	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	234	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	94	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	50	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	62	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	58	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	47	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	61	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	47	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	31	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	43	2007	08/08		40
Hueytown, AL	—	135	93	—	—	135	93	228	41	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	51	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	48	1986	08/08		30
Lewisburg, TN	—	70	298	—	—	70	298	368	37	1998	08/08		35
Macon, GA	—	103	290	—	—	103	290	393	63	1967	08/08		20
Marietta, GA	—	285	278	—	—	285	278	563	61	1967	08/08		20
Memphis, TN	—	111	237	—	—	111	237	348	35	1981	08/08		30
Memphis, TN	—	226	444	—	—	226	444	670	65	1986	08/08		30
Montgomery, AL	—	96	233	—	—	96	233	329	41	1970	08/08		25
Nashville, TN	—	256	301	—	—	256	301	557	44	1982	08/08		30
Nashville, TN	—	268	276	—	—	268	276	544	48	1978	08/08		25
Norcross, GA	—	599	350	—	—	599	350	949	61	1975	08/08		25
Pulaski, TN	—	109	361	—	—	109	361	470	53	1986	08/08		30
Riverdale, GA	—	877	400	—	—	877	400	1,277	70	1978	08/08		25
Snellville, GA	—	565	396	—	—	565	396	961	69	1977	08/08		25
Springfield, MO	—	125	230	—	—	125	230	355	40	1979	08/08		25
Springfield, MO	—	220	400	—	—	220	400	620	70	1979	08/08		25
St. Louis, MO	—	244	288	—	—	244	288	532	50	1971	08/08		25
St. Louis, MO	—	134	398	—	—	134	398	532	50	1993	08/08		35
Sylacauga, AL	—	94	191	—	—	94	191	285	28	1986	08/08		30
Taylors, SC	—	299	372	—	—	299	372	671	47	1999	08/08		35
Bay Minette, AL	—	51	113	—	—	51	113	164	9	1980	01/11		25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	13	1976	01/11		20
Petersburg, VA	—	139	366	—	—	139	366	505	34	1979	02/11		20
Savannah, GA	—	231	361	—	—	231	361	592	32	1972	03/11		20
Ft. Worth, TX	—	131	312	—	—	131	312	443	22	1985	03/11		25
Hoover, AL	—	378	546	—	—	378	546	924	39	1970	03/11		25
Eufaula, AL	—	61	360	—	—	61	360	421	20	1980	08/11		25
Kansas City, MO	—	69	129	—	—	69	129	198	9	1920	08/11		20
Arnold, MO	—	321	120	—	—	321	120	441	7	1960	10/11		20
Bristol, VA	—	199	517	—	—	199	517	716	21	2001	10/11		30
Fairview Heights, IL	—	93	185	—	—	93	185	278	9	1979	10/11		25
Florissant, MO	—	143	153	—	—	143	153	296	7	1974	10/11		25
Greenville, SC	—	602	612	—	—	602	612	1,214	30	2008	10/11		25
Jonesboro, GA	—	301	683	—	—	301	683	984	24	2007	10/11		35
Olive Branch, MS	—	121	312	—	—	121	312	433	15	1978	10/11		25
Sugar Creek, MO	—	202	181	—	—	202	181	383	9	1978	10/11		25
Roanoke, VA	—	158	207	—	—	158	207	365	4	1950	08/12		20
Fredericksburg, VA	—	228	555	—	—	228	555	783	6	1989	09/12		25
Florissant, MO	—	119	288	—	—	119	288	407	—	1970	12/12		25

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	211	1998	08/06		40

Top's:
Lacey, WA	—	2,777	7,082	—	—	2,777	7,082	9,859	2,811	1992	02/97		40

Toys R Us:
Gastonia, NC	—	1,825	—	—	—	1,825	(e)	1,825	(e)	(e)	10/11	(m)	(e)

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	353	—	100	1,753	1,853	513	1983	03/99		40

Tully's:
Cheektowaga, NY	—	689	386	—	—	689	386	1,075	107	1994	12/01		40

Twin Peaks:
Olathe, KS	—	525	731	—	—	525	731	1,256	48	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	—	—	423	499	922	121	1996	04/03	(g)	40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	146	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	129	2004	05/08		40

Uni-Mart:
Chambersburg, PA	—	76	197	—	—	76	197	273	73	1990	08/05		20
East Brady, PA	—	269	583	—	—	269	583	852	215	1987	08/05		20
Pleasant Gap, PA	—	332	593	—	—	332	593	925	219	1996	08/05		20
Port Vue, PA	—	824	118	—	—	824	118	942	43	1953	08/05		20
Punxsutawney, PA	—	253	542	—	—	253	542	795	200	1983	08/05		20
Shamokin, PA	—	324	506	—	—	324	506	830	187	1956	08/05		20
Shippensburg, PA	—	204	330	—	—	204	330	534	122	1989	08/05		20
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	722	1998	08/05		20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	156	1999	08/05		20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	174	1989	08/05		20
Williamsport, PA	—	909	122	—	—	909	122	1,031	45	1950	08/05		20
Ashland, PA	—	355	545	—	—	355	545	900	199	1977	09/05		20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	225	1987	09/05		20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	209	2000	01/06		40
Export, PA	—	222	215	—	—	222	215	437	37	1988	01/06		40
Hughesville, PA	—	290	566	—	—	290	566	856	99	1977	01/06		40
McSherrystown, PA	—	135	365	—	—	135	365	500	63	1988	01/06		40
Milesburg, PA	—	134	373	—	—	134	373	507	65	1987	01/06		40
Nanticoke, PA	—	175	482	—	—	175	482	657	84	1988	01/06		40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,203	2,265	209	2000	01/06		40
Plains, PA	—	204	401	—	—	204	401	605	70	1994	01/06		40
Punxsutawney, PA	—	294	650	—	—	294	650	944	113	1983	01/06		40
Williamsport, PA	—	295	379	—	—	295	379	674	66	1988	01/06		40
Burnham, PA	—	265	510	—	—	340	435	775	140	1978	07/06		20

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	108	1981	12/04		40
Cedar Park, TX	—	535	829	—	—	535	829	1,364	167	1990	12/04		40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	364	2001	12/04		40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	197	1975	12/04		40
Irving, TX	—	708	911	—	—	708	911	1,619	183	1984	12/04		40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	427	2000	12/04		40
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944	3,687	391	2002	12/04		40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	254	1997	12/04		40
Perrysburg, OH	—	642	1,119	—	—	642	1,119	1,761	225	1979	12/04		40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	231	1996	12/04		40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	273	1998	12/04		40
Ft. Worth, TX	—	510	1,128	—	—	510	1,128	1,638	224	1997	01/05		40
Ft. Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Melbourne, FL	—	747	607	—	—	747	607	1,354	116	1970	05/05		40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	—	—	2,177	2,600	4,777	1,141	1995	06/95		40

Vacant Property:
Fairfax, VA	—	105	151	243	—	194	394	588	108	1995	12/95		40
Arlington, TX	—	435	2,300	334	—	435	2,634	3,069	986	1996	06/96		38
Homestead, PA	—	1,139	—	2,158	—	1,139	2,158	3,297	512	1994	02/97		31
Conyers, GA	—	320	556	—	—	320	556	876	216	1997	06/97		40
Sarasota, FL	—	1,168	1,904	219	—	1,168	2,122	3,290	489	1996	09/97		40
Little Rock, AR	—	3,113	2,660	—	—	3,113	2,660	5,773	950	1997	09/98		40
Marlow Heights, MD	—	416	1,397	—	—	416	504	920	2	1968	11/98		26
Corpus Christi, TX	—	224	2,159	145	—	224	1,493	1,717	748	1983	03/99		40
Sealy, TX	—	820	905	—	—	820	905	1,725	312	1982	03/99		40
Winfield, AL	—	420	1,685	—	—	420	1,685	2,105	581	1983	03/99		40
Eden Prairie, MN	—	76	211	94	—	76	305	381	81	1997	12/01		40
Gainesville, GA	—	295	612	—	—	295	576	871	163	1997	12/01		40
Indianapolis, IN	—	640	1,107	62	—	640	1,169	1,809	297	1996	12/01		40
Montgomery, AL	—	1,418	1,140	—	—	1,418	1,044	2,462	295	1999	12/01		40
Southfield, MI	—	405	644	—	—	405	644	1,049	204	1976	12/01		40
Swansea, IL	—	46	133	—	—	46	132	178	37	1997	12/01	(g)	40
Buford, GA	—	539	1,421	—	—	539	1,421	1,960	299	2003	07/04	(g)	40
Cohoes, NY	—	27	145	9	—	27	154	181	31	1994	09/04		40
Hudson Falls, NY	—	57	780	39	—	57	819	876	168	1990	09/04		40
Ticonderoga, NY	—	89	689	60	—	89	749	838	145	1993	09/04		40
Dallas, TX	—	2,407	2,299	—	—	2,407	2,299	4,706	428	1971	06/05		40
Des Moines, IA	—	108	379	—	—	108	324	432	71	1979	06/05		40
Yeagertown, PA	—	142	180	—	—	142	180	322	66	1977	08/05		20
Clairton, PA	—	215	701	—	—	215	701	916	195	1986	01/06		25
Summerville, PA	—	93	272	—	—	93	272	365	47	1988	01/06		40
Charlotte, NC	—	1,025	1,605	—	—	1,025	667	1,692	294	1986	04/07		30
Lubbock, TX	—	1,293	1,211	—	—	526	156	682	156	1983	07/07		40
Lubbock, TX	—	2,606	2,898	—	—	628	374	1,002	374	1983	07/07		40
Bakersfield, CA	—	1,217	1,166	15	—	966	69	1,035	54	1990	03/08		35
Bakersfield, CA	—	3,303	3,845	—	—	1,710	268	1,978	268	1975	03/08		25
Bakersfield, CA	—	1,643	1,959	—	—	145	137	282	137	1975	03/08		25
Chouteau, OK	—	113	301	—	—	113	297	410	34	1988	07/09		14
Lubbock, TX	—	943	957	—	—	943	957	1,900	102	1964	11/10		20

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,112	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	891	3,758	4,649	99	2000	03/12		30

Virginia College:
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	54	1996	09/12		30

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	370	—	297	813	1,110	181	1999	06/98		40

Voodoo Skate Center:
Aransas Pass, TX	—	90	1,241	137	—	89	1,378	1,467	432	1983	03/99		40

Walgreens:
Sunrise, FL	—	1,958	1,401	—	—	1,958	1,401	3,359	337	1994	05/03		40
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	576	2003	06/05		40
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	174	2000	03/10		30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	210	2000	03/10		30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	115	2000	12/11		30
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	81	2000	01/12		35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	92	2000	01/12		30

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	307	2011	07/11		40

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98		(i)
New Kensington, PA	—	501	333	—	—	501	333	834	92	1980	12/01		40
Orland Park, IL	—	562	556	—	—	562	377	939	106	1995	12/01		40
Boerne, TX	—	456	679	—	—	456	679	1,135	1	1986	12/12		25
Brownsburg, IN	—	242	1,483	—	—	242	1,483	1,725	2	1984	12/12		25
Converse, TX	—	301	554	—	—	301	554	855	1	2007	12/12		35
Everett, WA	—	339	1,018	—	—	339	1,018	1,357	1	2000	12/12		30
Everett, WA	—	486	437	—	—	486	437	923	1	1979	12/12		25
Fishers, IN	—	766	717	—	—	766	717	1,483	1	1990	12/12		30
Fishers, IN	—	544	514	—	—	544	514	1,058	1	2000	12/12		30
Henderson, NV	—	398	1,028	—	—	398	1,028	1,426	1	1991	12/12		30
Henderson, NV	—	370	311	—	—	370	311	681	1	1988	12/12		25
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	2	1991	12/12		30
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	2	1999	12/12		30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	2	2003	12/12		35
Indianapolis, IN	—	271	1,221	—	—	271	1,221	1,492	2	1974	12/12		25
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	2	1993	12/12		30
Indianapolis, IN	—	281	1,018	—	—	281	1,018	1,299	1	1996	12/12		30
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	2	1973	12/12		25
Indianapolis, IN	—	320	602	—	—	320	602	922	1	1998	12/12		30
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	2	2001	12/12		30
Las Vegas, NV	—	475	1,202	—	—	475	1,202	1,677	2	1986	12/12		25
Las Vegas, NV	—	475	1,182	—	—	475	1,182	1,657	2	1996	12/12		30
Las Vegas, NV	—	368	1,095	—	—	368	1,095	1,463	2	1999	12/12		30
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	1	2001	12/12		30
Las Vegas, NV	—	360	253	—	—	360	253	613	—	1980	12/12		25
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	3	1978	12/12		25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	2	2001	12/12		35
Noblesville, IN	—	582	979	—	—	582	979	1,561	1	1998	12/12		30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	2	1996	12/12		30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	1	2012	12/12		40
San Antonio, TX	—	553	892	—	—	553	892	1,445	1	1986	12/12		25
San Antonio, TX	—	688	727	—	—	688	727	1,415	1	1993	12/12		30
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	2	1977	12/12		25
San Antonio, TX	—	931	223	—	—	931	223	1,154	—	1993	12/12		30
San Antonio, TX	—	370	272	—	—	370	272	642	—	1993	12/12		30
Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	116	1995	12/01		40

Wherehouse Music:
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	192	1997	12/01		40
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	213	1994	12/05		40

Wingfoot:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	170	2007	02/07		40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	214	2004	05/07		40
Benton, AR	—	(l)	309	—	—	(l)	309	309	42	2001	05/07		40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	156	1998	05/07		35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	217	2004	05/07		40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	166	1989	05/07		35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	90	1998	05/07		35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	209	2004	05/07		40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	127	1997	05/07		30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	90	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	91	1999	05/07		35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	89	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	208	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	136	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	201	2004	07/07		40
Des Moines, IA	—	(l)	816	—	—	(l)	816	816	111	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	152	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	173	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	152	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	132	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	143	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	112	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	134	2008	08/08		40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	117	2009	11/08	(j)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	71	2010	04/10	(j)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	51	2010	08/10	(j)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	50	2011	11/10	(j)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	41	2011	01/11	(j)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	47	2011	05/11	(j)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	37	2011	06/11	(j)	40
Effingham, IL	—	(l)	—	—	—	(l)	—	—	—	(j)	06/11	(j)	(j)
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	36	2011	06/11	(j)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	33	2011	06/11	(j)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	35	2012	09/11	(j)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	24	2012	11/11	(j)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	20	2012	12/11	(j)	40

Winn-Dixie:
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	443	1984	07/03		40

Wireless Wizard:
Ridgeland, MS	—	436	523	133	—	436	656	1,092	100	1997	08/06		40

Your Choice:
Hazleton, PA	—	670	377	—	—	670	377	1,047	139	1974	08/05		20
Montoursville, PA	—	158	415	13	—	158	428	586	73	1988	01/06		40

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	61	1990	02/05		40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	29	1961	02/05		40
Zio's Italian Kitchen:
Aurora, CO (n)	—	1,168	1,105	—	—	1,168	1,105	2,273	278	2000	06/05		30

Leasehold Interests:
Lima, OH	—	1,290	—	—	—	1,290	(e)	1,290	1,230	(e)	08/01		(e)

SUBTOTAL	$9,866	$1,467,661	$2,280,818	$305,917	$—	$1,462,572	$2,556,252	$4,018,824	$333,238
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
Barnes & Noble:
Plantation, FL	$—		$—	$3,498	$—	$—	$—	(c)	(c)	(c)	1996	05/95	(c)

CVS:
San Antonio, TX	—		—	784	—	—	—	(c)	(c)	(c)	1993	12/93	(c)
Amarillo, TX	—		159	855	—	—	(d)	(d)	(d)	(d)	1994	12/94	(d)
Lafayette, LA	—		—	949	—	—	—	(c)	(c)	(c)	1995	01/96	(c)
Oklahoma City, OK	—		(l)	1,365	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)
Oklahoma City, OK	—		(l)	1,419	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—		940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—		—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Phoenix, AZ	95	(k)	(l)	1,242	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Toledo, OH	—		(l)	1,458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Oviedo, FL	300	(k)	(l)	1,500	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	155	(k)	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—		(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)

Kash n' Karry:
Valrico, FL	—		1,235	3,255	—	—	(d)	(d)	(d)	(d)	1997	06/02	(d)

Logan's Roadhouse:
Martinsburg, WV	—		—	1,747	—	—	—	(c)	(c)	(c)	2010	01/11	(c)

Rite Aid:
Kennett Square, PA	—		(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)
Arlington, VA	—		(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

Sunshine Energy:
Altamont, KS	—		124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)

SUBTOTAL	$550		$2,458	$29,292	$1,984	$—	$—	$—	$—	$—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Chipotle:
Hadley, MA	—	$45	$—	$—	$—	$45	$—	$45	(e)	(e)	02/08		—

Mattress Firm:
Lancaster, OH	—	550	—	—	—	550	—	550	(e)	(e)	01/08	(g)	—

Power Center:
Midland, MI	—	1,085	1,635	191	—	1,085	1,826	2,911	—	2005	05/05	(g)	—
Big Flats, NY	—	2,248	7,159	1,060	—	2,248	6,349	8,597	—	2011	08/05	(g)	—
Topsham, ME	—	1,885	1,735	94	—	1,885	155	2,040	—	2007	02/06	(g)	—
Irving, TX	—	951	1,090	—	—	951	1,063	2,014	—	1987	02/06		—
Waxahachie, TX	—	1,249	1,097	—	—	1,249	1,069	2,318	—	1995	02/06		—
Harlingen, TX	—	247	807	—	—	247	807	1,054	—	2008	09/06	(g)	—
Harlingen, TX.	—	749	1,238	—	—	749	1,238	1,987	—	2008	09/06	(g)	—
Woodstock, GA	—	261	701	—	—	261	538	799	—	1997	07/08		—

Raising Cane's:
Lancaster, OH	—	550	—	—	—	550	—	550	(e)	(e)	01/08	(g)	—

Roy's:
Rancho Mirage, CA	—	1,580	2,142	—	—	1,580	2,142	3,722	—	2001	03/12		—

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	—	2009	09/08		—

Vacant Land:
Grand Prairie, TX	—	387	—	—	—	108	—	108	(e)	(e)	12/02		—
Topsham, ME	—	1,034	—	—	—	293	—	293	(e)	(e)	02/06		—
Rockwall, TX	—	900	—	—	—	1,064	—	1,064	(e)	(e)	02/06		—
Fairfield Township, OH	—	3,350	—	—	—	1,868	—	1,868	(e)	(e)	08/06		—
Bonita Springs, FL	—	112	—	—	—	25	—	25	(e)	(e)	09/06		—
Lancaster, OH	—	1,035	—	—	—	100	—	100	(e)	(e)	01/08		—
Hadley, MA	—	2,824	—	—	—	1,753	—	1,753	(e)	(e)	02/08		—

Vacant Property:
Jacksonville, FL	—	987	856	—	—	283	170	453	170	1996	12/01		40
Woodstock, GA	—	1,937	1,285	—	—	1,363	210	1,573	210	1997	05/03		40
Hillman, MI	—	167	823	—	—	167	363	530	64	1952	10/06		40
Bellingham, WA	—	1,237	1,260	—	—	1,237	408	1,645	96	1994	06/08		30

SUBTOTAL	$—	$26,586	$24,614	$1,354	$—	$20,877	$19,088	$39,965	$540

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2012
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2012, 2011, and 2010 are summarized as follows:

	2012	2011	2010
Land, buildings, and leasehold interests:
Balance at the beginning of year	$3,531,845	$2,774,947	$2,584,947
Acquisitions, completed construction and tenant improvements	701,054	772,073	248,438
Disposition of land, buildings, and leasehold interests	(77,219)	(14,744)	(58,438)
Provision for loss on impairment of real estate	10,312	431	—
Balance at the close of year	$4,145,368	$3,531,845	$2,774,947
Accumulated depreciation and amortization:
Balance at the beginning of year	$270,621	$222,921	$183,949
Disposition of land, buildings, and leasehold interests	(6,980)	(3,010)	(2,071)
Depreciation and amortization expense	70,137	50,710	41,043
Balance at the close of year	$333,778	$270,621	$222,921

As of December 31, 2012, 2011, and 2010, the detailed real estate schedule excludes work in progress of $86,579, $60,322 and $26,699, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2012, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2012, the aggregate cost of the properties owned by NNN that are under operating leases were $4,020,556 and financing leases were $4,178.

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

(g)	Date acquired represents acquisition date of land. NNN developed the buildings, generally completing construction within 12 months from the acquisition date of the land.

(h)	Property is encumbered as a part of NNN's $6,952 long-term, fixed rate mortgage and security agreement.

(i)	NNN owns only the land for this property, which is subject to a ground lease between NNN and the tenant. The tenant funded the improvements on the property.

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

(o)	Date acquired represents acquisition date of land and building. Pursuant to lease agreement, NNN funds additional tenant construction draws. Final funding generally within 12 months from acquisition.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2012
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (g)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
Paramus, NJ	9.000%	2/1/2022	(b)	—	$6,000	$4,404		$—
Des Moines, IA	8.000%	10/15/2013	(d)	—	400	212		—
Cleveland, OH	10.000%	10/1/2028	(f)	—	6,644	3,411		—
Milford, CT	6.000%	6/30/2016	(c)	—	1,550	1,550		—
Hollywood, FL	6.000%	4/28/2013	(c)	—	450	200		—
Somerset, PA	9.500%	11/19/2013	(e)	—	1,179	1,179		—
Spotsylvania, VA	9.500%	11/19/2013	(e)	—	1,226	1,226		—
4 properties in FL and GA	6.250%	1/4/2014	(f)	—	5,500	5,300		—
					$22,949	$17,482	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2012		2011		2010
Balance at beginning of year	$22,815		$21,138		$34,707
New mortgage loans	7,344	(h)	8,098	(h)	6,302	(h)
Deductions during the year:
Collections of principal	(12,339)		(6,421)		(7,148)
Foreclosures	(338)		—		(12,723)
Balance at the close of year	$17,482		$22,815		$21,138

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Principal and interest is payable in full on the earlier of (i) specific events as outlined in the loan agreement, or (ii) maturity date.

(f)
Interest only payments are due monthly. Periodic principal payments are due over the course of the loan based on specific terms outlined in the loan agreement, with the remaining principal balance due at maturity.

(g)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2012, 2011 and 2010 were $17,482, $22,815 and $21,138, respectively.

(h)	Mortgages totaling $7,344, $8,098 and $6,302, were accepted in connection with real estate transactions for the years ended December 31, 2012, 2011 and 2010, respectively.
See accompanying report of independent registered public accounting firm.