Form 10-Q
period 2013-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2013-05-02
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
OR
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
118,364,858 shares of common stock, $0.01 par value, outstanding as of April 29, 2013.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$3,801,517	$3,788,053
Accounted for using the direct financing method	22,817	23,217
Real estate held for sale	23,492	23,537
Mortgages, notes and accrued interest receivable	26,884	27,770
Commercial mortgage residual interests	13,719	13,096
Cash and cash equivalents	3,442	2,076
Receivables, net of allowance of $1,353 and $855, respectively	3,260	3,112
Accrued rental income, net of allowance of $3,154 and $3,270, respectively	26,161	25,458
Debt costs, net of accumulated amortization of $18,002 and $17,965, respectively	11,874	12,781
Other assets	68,624	68,926
Total assets	$4,001,790	$3,988,026
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$59,400	$174,200
Mortgages payable, including unamortized premium of $173 and $187, respectively	10,328	10,602
Notes payable – convertible, net of unamortized discount of $951 and $2,072, respectively	222,084	236,500
Notes payable, net of unamortized discount of $9,103 and $9,338, respectively	1,165,897	1,165,662
Accrued interest payable	28,130	17,527
Other liabilities	73,191	85,950
Total liabilities	1,559,030	1,690,441

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 116,891,268 and 111,554,997 shares issued and outstanding, respectively	1,171	1,117
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,260,488	2,101,002
Retained earnings (deficit)	(105,969)	(90,952)
Accumulated other comprehensive income (loss)	(1,567)	(2,382)
Total stockholders’ equity of NNN	2,441,623	2,296,285
Noncontrolling interests	1,137	1,300
Total equity	2,442,760	2,297,585
Total liabilities and equity	$4,001,790	$3,988,026
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Revenues:
Rental income from operating leases	$87,661	$72,335
Earned income from direct financing leases	566	628
Percentage rent	371	111
Real estate expense reimbursement from tenants	2,977	2,849
Interest and other income from real estate transactions	384	707
Interest income on commercial mortgage residual interests	606	755
	92,565	77,385
Retail operations:
Revenues	—	11,224
Operating expenses	—	(11,062)
Net	—	162
Operating expenses:
General and administrative	8,264	7,604
Real estate	3,954	4,576
Depreciation and amortization	23,755	17,765
Impairment losses	1,812	35
	37,785	29,980
Earnings from operations	54,780	47,567
Other expenses (revenues):
Interest and other income	(334)	(358)
Interest expense	21,827	19,818
	21,493	19,460
Earnings from continuing operations before income tax benefit (expense) and equity in earnings of unconsolidated affiliate	33,287	28,107
Income tax benefit (expense)	780	(115)
Equity in earnings of unconsolidated affiliate	—	150
Earnings from continuing operations	34,067	28,142
Earnings (loss) from discontinued operations, net of income tax expense	(164)	1,682
Earnings including noncontrolling interests	33,903	29,824
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	219	14
Discontinued operations	(56)	(6)
	163	8
Net earnings attributable to NNN	$34,066	$29,832

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2013	2012

Net earnings attributable to NNN	$34,066	$29,832
Series C preferred stock dividends	—	(1,979)
Series D preferred stock dividends	(4,762)	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	(3,098)
Net earnings attributable to common stockholders	$29,304	$24,755
Net earnings per share of common stock:
Basic:
Continuing operations	$0.26	$0.22
Discontinued operations	—	0.01
Net earnings	$0.26	$0.23
Diluted:
Continuing operations	$0.25	$0.22
Discontinued operations	—	0.01
Net earnings	$0.25	$0.23
Weighted average number of common shares outstanding:
Basic	113,491,101	104,840,867
Diluted	115,850,253	106,211,366
Other comprehensive income:
Net earnings attributable to NNN	$34,066	$29,832
Amortization of interest rate hedges	60	56
Fair value forward starting swaps	(1,144)	—
Unrealized gain - commercial mortgage residual interests	869	—
Stock value adjustments	81	(1)
Reclassification of noncontrolling interests	949	—
Comprehensive income attributable to NNN	$34,881	$29,887

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Cash flows from operating activities:
Earnings including noncontrolling interests	$33,903	$29,824
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	2,310	2,257
Performance incentive plan payment	(2,139)	—
Depreciation and amortization	23,805	18,263
Impairment losses and other charges	2,851	7
Amortization of notes payable discount	1,356	1,181
Amortization of debt costs	907	—
Amortization of mortgages payable premium	(14)	—
Amortization of deferred interest rate hedges	60	56
Equity in earnings of unconsolidated affiliate	—	(150)
Distributions received from unconsolidated affiliate	—	187
Gain on disposition of real estate	(505)	(314)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(1,029)	(4,385)
Decrease in real estate leased to others using the direct financing method	400	402
Increase in work in process	(340)	(430)
Decrease in mortgages, notes and accrued interest receivable	286	50
Decrease (increase) in receivables	(148)	517
Decrease in commercial mortgage residual interests	246	283
Increase in accrued rental income	(727)	(537)
Decrease in other assets	61	595
Increase in accrued interest payable	10,603	6,777
Decrease in other liabilities	(2,264)	(4,101)
Increase (decrease) in current tax liability	(799)	118
Net cash provided by operating activities	68,823	50,600
Cash flows from investing activities:
Proceeds from the disposition of real estate	4,627	5,193
Additions to real estate:
Accounted for using the operating method	(51,431)	(191,745)
Increase in mortgages and notes receivable	(739)	(3,935)
Principal payments on mortgages and notes receivable	1,339	563
Payment of lease costs	(255)	(615)
Other	(93)	(139)
Net cash used in investing activities	(46,552)	(190,678)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Cash flows from financing activities:
Proceeds from line of credit payable	$186,500	$242,400
Repayment of line of credit payable	(301,300)	(281,800)
Repayment of mortgages payable	(260)	(288)
Repayment of notes payable - convertible	(20,565)	—
Proceeds from issuance of common stock	166,067	37,550
Proceeds from issuance of preferred stock	—	287,500
Redemption of preferred stock	—	(92,000)
Payment of Series C preferred stock dividends	—	(1,979)
Payment of Series D preferred stock dividends	(4,762)	—
Payment of common stock dividends	(44,321)	(40,432)
Stock issuance costs	(2,264)	(9,922)
Net cash provided by (used in) financing activities	(20,905)	141,029
Net increase in cash and cash equivalents	1,366	951
Cash and cash equivalents at beginning of year	2,076	2,082
Cash and cash equivalents at end of year	$3,442	$3,033
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$9,297	$12,420
Taxes paid	$19	$15
Supplemental disclosure of noncash investing and financing activities:
Issued 298,896 and 396,577 shares of restricted and unrestricted common stock in 2013 and 2012, respectively, pursuant to NNN’s performance incentive plan	$7,904	$8,576
Issued 4,292 and 4,122 shares of common stock in 2013 and 2012, respectively, to directors pursuant to NNN’s performance incentive plan	$137	$112
Issued 3,227 and 5,317 shares of common stock in 2013 and 2012, respectively, pursuant to NNN’s Deferred Director Fee Plan	$38	$74
Change in other comprehensive income	$815	$55
Change in lease classification (direct financing lease to operating lease)	$—	$757
Real estate acquired in connection with mortgage receivable foreclosure	$—	$490

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The term “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”
NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).

March 31, 2013
Property Portfolio:
Total properties	1,636
Gross leasable area (square feet)	19,267,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2012.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarters ended March 31, 2013 and 2012, NNN recorded $219,000 and $431,000, respectively, in capitalized interest.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	March 31, 2013	December 31, 2012
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$6,447	$6,679
Value of in-place leases, net	36,735	37,889
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	22,851	23,708
Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting. During the quarter ended September 30, 2012, NNN Crow JV sold all of its assets and paid off its bank term loan.
Cash and Cash Equivalents - NNN considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of money market accounts and are stated at cost plus accrued interest, which approximates fair value.
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
Earnings Per Share – Earnings per share have been computed pursuant to the FASB guidance included in Earnings Per Share. Effective January 1, 2009, the guidance requires classification of the Company’s unvested restricted share units, which contain rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Basic and Diluted Earnings:
Net earnings attributable to NNN	$34,066	$29,832
Less: Series C preferred stock dividends	—	(1,979)
Less: Series D preferred stock dividends	(4,762)	—
Less: Excess of redemption value over carrying value of preferred shares redeemed	—	(3,098)
Net earnings available to NNN’s common stockholders	29,304	24,755
Less: Earnings attributable to unvested restricted shares	(102)	(566)
Net earnings used in basic earnings per share	29,202	24,189
Reallocated undistributed loss	—	—
Net earnings used in diluted earnings per share	$29,202	$24,189

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	114,126,832	105,635,630
Less: Unvested restricted stock	(385,258)	(568,163)
Less: Contingent shares	(250,473)	(226,600)
Weighted average number of shares outstanding used in basic earnings per share	113,491,101	104,840,867
Effects of dilutive securities:
Contingent shares	—	25,471
Convertible notes payable	2,191,512	1,192,706
Common stock options	—	2,286
Directors’ deferred fee plan	167,640	150,036
Weighted average number of shares outstanding used in diluted earnings per share	115,850,253	106,211,366
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

Other Comprehensive Income – The following outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)	Unrealized Gains and Losses on Commercial Mortgage Residual Interests (2)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2012	$(5,693)	$3,244	$67	$(2,382)

Other comprehensive income	(1,144)	1,818	81	755
Reclassifications from accumulated other comprehensive income to net earnings	60	—	—	60	(3)
Net current period other comprehensive income	(1,084)	1,818	81	815

Ending balance, March 31, 2013	$(6,777)	$5,062	$148	$(1,567)
1) Additional disclosure is included in Note 12 - Derivatives.
2) Additional disclosure is included in Note 6 - Commercial Mortgage Residual Interests.
3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11 amending its guidance on offsetting assets and liabilities in financial statements. The objective of this update will require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
In February 2013, the FASB issued ASU 2013-02. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires reporting significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income or cross-reference other required disclosures that provide additional detail about amounts that are not. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the standard in the quarter ended March 31, 2013, did not have a significant impact on NNN's financial position or results of operations.
In February 2013, the FASB issued ASU 2013-04. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. NNN is currently evaluating ASU 2013-04 to determine the potential impact, if any, its adoption will have on NNN's financial position and results of operations.
Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with GAAP. Significant estimates include provisions for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2013 presentation.

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases:

March 31, 2013
Lease classification:
Operating	1,637
Direct financing	13
Building portion – direct financing / land portion – operating	5
Weighted average remaining lease term	12 Years
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2013	December 31, 2012
Land and improvements	$1,479,280	$1,470,348
Buildings and improvements	2,594,925	2,562,080
Leasehold interests	1,290	1,290
	4,075,495	4,033,718
Less accumulated depreciation and amortization	(350,868)	(332,172)
	3,724,627	3,701,546
Work in progress	76,890	86,507
	$3,801,517	$3,788,053

Note 3 – Real Estate – Held For Sale:
In March 2013, NNN completed a strategic review of its Properties held for sale and reclassified 15 Properties that were previously held for sale to held for investment, included in Real Estate - Portfolio. As of March 31, 2013, NNN categorized 13 of its Properties as held for sale: 10 improved Properties and three land parcels. As of December 31, 2012, NNN categorized 23 Properties as held for sale: 16 improved Properties and seven land parcels. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2013	December 31, 2012
Property held for sale:
Land and improvements	$11,821	$11,419
Building and improvements	17,853	17,776
Work in process	600	72
	30,274	29,267
Less accumulated depreciation and amortization	(1,619)	(1,606)
Less impairment	(5,163)	(4,124)
	$23,492	$23,537

The following table summarizes the number of held for sale Properties sold and the corresponding gain recognized on the disposition of held for sale Properties included in discontinued operations for the quarters ended March 31 (dollars in thousands):

	Quarter Ended March 31,
	2013		2012
	# of Sold Properties	Gain	# of Sold Properties	Gain
Discontinued operations (1)	2	$505	3	$314
(1) None of the gains from property sales for the period were reported in continuing operations.

Note 4 – Real Estate – Commitments:
In connection with the improvements of leased Properties, NNN has the following funding commitments (dollars in thousands):

	March 31, 2013
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real estate - portfolio	47	$148,662	$112,387	$36,275
Real estate - held for sale	2	1,662	947	715
	49	$150,324	$113,334	$36,990
(1) Includes land, construction costs and tenant improvements.

Note 5 – Impairments – Real Estate:

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

As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments (dollars in thousands):

	Quarter Ended March 31,
	2013	2012

Continuing operations	$1,812	$35
Discontinued operations	1,039	—
	$2,851	$35

The valuation of impaired assets is determined using widely accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, which are level 3 inputs. NNN may consider a single valuation technique or multiple valuation techniques, as appropriate, when measuring the fair value of its real estate.

Note 6 – Commercial Mortgage Residual Interests:

NNN holds the residual interests (“Residuals”) from seven commercial mortgage securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing, or amount of estimated cash flows are recorded as an other than temporary valuation impairment.

Due to the expected timing of future cash flows relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	March 31, 2013	December 31, 2012
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 25.04% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.08% - 4.76% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
(1) Conditional prepayment rate.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Unrealized gains	$869	$—
There were no other than temporary valuation impairments recorded in the quarters ended March 31, 2013 and 2012 with respect to the Residuals.

Note 7 – Line of Credit Payable:
NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $127,198,000 and a weighted average interest rate of 1.4% during the quarter ended March 31, 2013. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2013, $59,400,000 was outstanding and $440,600,000 was available for future borrowings under the Credit Facility.

Note 8 – Notes Payable – Convertible:
Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)		2028 Notes(1)(3)(4)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate	3.950%		5.125%
Effective Interest Rate (6)	5.840%		7.192%
Debt Issuance Costs	$3,850		$5,459	(5)
Earliest Conversion Date (7)	—		April 2013
Earliest Put Option Date	—		June 2013
Maturity Date	—		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Settled	(138,700)		—
Outstanding principal balance at March 31, 2013	$—	(8)	$223,035

(1)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	The conversion rate per $1 principal amount was 42.6237 shares of NNN’s common stock, which is equivalent to a conversion price of $23.4611 per share of common stock.

(3)	The conversion rate per $1 principal amount was 39.5149 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3069 per share of common stock.

(4)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes.

(6)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(7)
Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes. In March 2013, certain market conditions for the 2028 Notes were satisfied, making the 2028 Notes convertible during the calendar quarter beginning April 1, 2013.

(8)	In January 2013, NNN settled the remaining principal balance of $15,537.
Each series of convertible notes represents a senior, unsecured obligation of NNN and is subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date and (ii) the make whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
The carrying values of the Company’s convertible debt and equity components are summarized in the table below (dollars in thousands):

	March 31, 2013	December 31, 2012
Carrying value of equity component	$(20,720)	$(22,193)
Principal amount of convertible debt	223,035	238,572
Remaining unamortized debt discount	(951)	(2,072)
Net carrying value of convertible debt	$201,364	$214,307

As of March 31, 2013, the remaining amortization period for the 2028 Notes debt discount was approximately three months and the 2026 Notes debt discount had been fully amortized.
NNN recorded the following in interest expense relating to the 2026 Notes and the 2028 Notes (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Noncash interest charges	$1,122	$1,044
Contractual interest expense	2,858	4,227
Amortization of debt costs	305	—
Total interest expense	$4,285	$5,271
The if-converted value of the 2028 Notes exceeded the principal amount by $95,739,000 as of March 31, 2013. As of December 31, 2012, the if-converted values which exceeded the principal amount were $5,125,000 and $51,764,000 for the 2026 Notes and the 2028 Notes, respectively.
As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding. In January 2013, the Company paid approximately $20,565,000 in aggregate settlement value for the $15,537,000 of settled notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital.

Note 9 – Stockholders' Equity:
The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Quarter Ended March 31,
	2013	2012
Series C preferred stock (1):
Dividends	$—	$1,979
Per share	—	0.5378

Series D preferred stock (2):
Dividends	4,762	—
Per share	0.4141	—

Common stock:
Dividends	44,321	40,432
Per share	0.395	0.385
1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series D preferred stock has no maturity date and will remain outstanding unless redeemed.

In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
In February 2012, NNN issued 11,500,000 depositary shares representing interests in our 6.625% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") at a price of $25.00 per depositary share generating gross proceeds of $287,500,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,855,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
In March 2012, NNN redeemed all 3,680,000 outstanding depositary shares representing interests in its 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000, representing Series C Preferred Stock issuance costs.

In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 10, 2015. The following outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2013	2012
Shares of common stock	4,616,542	—
Average price per share	$32.56	$—
Net proceeds	150,327	—
Stock issuance costs (1)	2,129	—
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 31, 2015. NNN incurred $135,000 of stock issuance costs related to the 2013 ATM consisting primarily of legal and accounting fees during the quarter ended March 31, 2013. No shares have been issued under the 2013 ATM as of March 31, 2013.
In April 2013, NNN declared a dividend of $0.395 per share, which is payable in May 2013 to its common stockholders of record as of April 30, 2013.
In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Shares of common stock	424,995	1,428,069
Net proceeds	$13,822	$37,666

Note 10 – Income Taxes:
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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years since adopting the guidance. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2009 through 2013. NNN also files in many states with varying open years under statute.

Note 11 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to properties which were sold or were held for sale as of March 31, 2013, as discontinued operations. The following is a summary of the earnings (loss) from discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Revenues:
Rental income from operating leases	$539	$2,116
Earned income from direct financing leases	—	6
Real estate expense reimbursement from tenants	72	104
Interest and other income from real estate transactions	5	2
	616	2,228
Operating expenses:
General and administrative	2	2
Real estate	30	280
Depreciation and amortization	50	403
Impairment losses and other charges, net of recoveries	1,039	(28)
	1,121	657
Other expenses:
Interest expense	164	184
	164	184
Earnings (loss) before gain on disposition of real estate and income tax expense	(669)	1,387
Gain on disposition of real estate	505	314
Income tax expense	—	(19)
Earnings (loss) from discontinued operations attributable to NNN including noncontrolling interests	(164)	1,682
Loss (earnings) attributable to noncontrolling interests	(56)	(6)
Earnings (loss) from discontinued operations attributable to NNN	$(220)	$1,676

Note 12 – Derivatives:
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
NNN discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is re-

designated as a hedging instrument or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
When hedge accounting is discontinued, NNN continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings or may choose to cash settle the derivative at that time.
In March 2013, the Company entered into four forward starting swaps with an aggregate notional amount of $240,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt, such transaction occurred in April 2013 (see Note 15). The outstanding forward starting swaps were designated as cash flow hedges, and as of March 31, 2013, have a fair value of $1,144,000 included in other liabilities and other comprehensive income on the condensed consolidated balance sheet. No hedge ineffectiveness was recognized during the quarter ended March 31, 2013. These derivative financial instruments were still outstanding as of March 31, 2013.
As of March 31, 2013, $5,633,000 remained in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the quarters ended March 31, 2013 and 2012, NNN reclassified out of comprehensive income $60,000 as an increase to interest expense and $56,000 as a reduction to interest expense, respectively. Over the next 12 months, NNN estimates that an additional $256,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 13 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Quarter Ended
March 31, 2013
Balance at beginning of period	$13,096
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	869
Interest income on Residuals	606
Cash received from Residuals	(852)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$13,719
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$—

Note 14 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2013 and December 31, 2012, approximate fair value based upon current market prices of similar issues. At March 31, 2013 and December 31, 2012, the fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,614,028,000 and $1,585,756,000, respectively, based upon the quoted market price, which is a level one valuation since NNN's debt is publicly traded.

Note 15 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2013, the date of the condensed consolidated balance sheet.
In April 2013, NNN closed on its public offering of $350,000,000 principal amount of 3.300% senior unsecured notes due April 15, 2023 (“2023 Notes”). The public offering price was 99.259% of the principal amount for a yield of 3.388%.  The 2023 Notes are senior unsecured obligations of the Company and are registered under the Company's existing shelf registration statement filed with the Securities and Exchange Commission. NNN used a portion of the net proceeds from this offering to repay NNN's outstanding indebtedness under its Credit Facility and NNN intends to use the remainder of the net proceeds to fund future property acquisitions and for general corporate purposes. Additionally, in connection with this note issuance, NNN terminated the forward starting swaps with a aggregate notional amount of $240,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps, designated as cash flow hedges, was a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the 2023 Notes.
In March 2013, the market price condition on NNN's 5.125% convertible senior notes due 2028 ("2028 Notes") was satisfied, and the 2028 Notes became convertible during the quarter beginning April 1, 2013. As of May 1, 2013, the 2028 Notes are convertible at a rate of 39.536 shares of NNN's common stock per $1,000 principal amount of 2028 Notes. Through May 2, 2013, approximately $91,000 principal amount of 2028 Notes had been surrendered for conversion, and approximately $222,944,000 principal amount of 2028 Notes remained outstanding. There were no other reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2012. The term “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

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

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN may face other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings, cash flow and market price of NNN's common stock;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price;

•	NNN's ability to pay dividends in the future is subject to many factors;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business and disrupt operations; and

•	Future investments in international markets could subject NNN to additional risks.

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2012, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of March 31, 2013, NNN owned 1,636 Properties, with an aggregate gross leasable area of approximately 19,267,000 square feet, located in 47 states. Approximately 98 percent of the Properties in the Property Portfolio were leased as of March 31, 2013.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio:

	March 31, 2013	December 31, 2012	March 31, 2012
Properties Owned:
Number	1,636	1,622	1,486
Total gross leasable area (square feet)	19,267,000	19,168,000	16,999,000
Properties:
Leased and operated	1,600	1,581	1,460
Percent of Properties – leased and operated	98%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased and operated	18,629,000	18,524,000	16,327,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2013	December 31, 2012	March 31, 2012
1.	Convenience stores	19.8%	19.8%	23.5%
2.	Restaurants - full service	10.7%	10.7%	11.7%
3.	Automotive service	7.7%	7.6%	5.3%
4.	Automotive parts	5.5%	5.6%	6.2%
5.	Restaurants - limited service	5.2%	5.2%	3.6%
6.	Theaters	4.8%	4.7%	4.7%
7.	Sporting goods	4.0%	4.0%	4.6%
8.	Health and fitness	3.6%	3.7%	2.4%
9.	Wholesale clubs	3.4%	3.4%	3.8%
10.	Home improvement	3.0%	3.0%	2.1%
	Other	32.3%	32.3%	32.1%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Acquisitions:
Number of Properties	17	67
Gross leasable area (square feet)	162,000	594,000
Total dollars invested(1)	$42,588	$197,978
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through available cash, borrowings under it's unsecured revolving Credit Facility (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Number of properties	2	3
Gross leasable area (square feet)	21,000	20,000
Net sales proceeds	$3,569	$5,152
Net gain	$505	$314

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter ended March 31, 2013, rental income increased primarily due to an increase in rental income from property acquisitions (See “Results of Operations - Property Analysis - Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,
	2013	2012	2013	2012	Percent Increase (Decrease)
			Percent of Total
Rental Income(1)	$88,598	$73,074	95.7%	94.4%	21.2%
Real estate expense reimbursement from tenants	2,977	2,849	3.2%	3.7%	4.5%
Interest and other income from real estate transactions	384	707	0.4%	0.9%	(45.7)%
Interest income on commercial mortgage residual interests	606	755	0.7%	1.0%	(19.7)%
Total revenues from continuing operations	$92,565	$77,385	100.0%	100.0%	19.6%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter Ended March 31, 2013 versus Quarter Ended March 31, 2012
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the quarter ended March 31, 2013, as compared to the same period in 2012. The increase for the quarter ended March 31, 2013, is primarily due to the acquisition of 17 properties with aggregate gross leasable area of approximately 162,000 square feet during the quarter ended March 31, 2013 and 232 properties with aggregate gross leasable area of approximately 2,955,000 square feet during 2012.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter ended March 31, 2013, primarily due to an increase in depreciation expense from certain properties acquired in 2012. The following table summarizes NNN’s expenses from continuing operations for the quarters ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2013	2012		2013	2012	2013	2012
General and administrative	$8,264	$7,604	8.7%	21.8%	25.4%	8.9%	9.8%
Real estate	3,954	4,576	(13.6)%	10.5%	15.3%	4.3%	5.9%
Depreciation and amortization	23,755	17,765	33.7%	62.9%	59.2%	25.7%	23.0%
Impairment losses and other charges	1,812	35	5,077.1%	4.8%	0.1%	2.0%	—
Total operating expenses	$37,785	$29,980	26.0%	100.0%	100.0%	40.9%	38.7%

Interest and other income	$(334)	$(358)	(6.7)%	(1.6)%	(1.8)%	(0.4)%	(0.5)%
Interest expense	21,827	19,818	10.1%	101.6%	101.8%	23.6%	25.6%
Total other expenses	$21,493	$19,460	10.4%	100.0%	100.0%	23.2%	25.1%
Quarter Ended March 31, 2013 versus Quarter Ended March 31, 2012
General and Administrative Expenses.   General and administrative expenses increased for the quarter ended March 31, 2013, as compared to the same period in 2012, but decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses is primarily attributable to an increase in incentive compensation.
Real Estate.  Real estate expenses decreased in amount and decreased both as a percent of total operating expenses and as a percentage of revenues from continuing operations for the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012, primarily due to the leasing of certain vacant properties.
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter ended March 31, 2013 as compared to the same period in 2012. The increase is primarily due to depreciation expense from the 232 properties with aggregate gross leasable area of approximately 2,955,000 square feet acquired in 2012.
Impairment Losses and Other Charges.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Generally, NNN evaluates a possible impairment by comparing the estimated future cash flows to the current net book value. Impairments are measured as the amount by which the current book value of the asset exceeds the fair value of the asset. During the quarters ended March 31, 2013 and 2012, NNN recorded $1,812,000 and $35,000, respectively, of real estate impairments.
Interest Expense.  Interest expense increased for the quarter ended March 31, 2013, as compared to the same period in 2012.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in August 2012 of $325,000,000 principal amount of notes payable with a maturity of October 2022, and stated interest rate of 3.800%;

(ii)	the repayment in June 2012 of $50,000,000 prinipal amount of notes payable with a stated interest rate of 7.750%;

(iii)	the repayment in July 2012 of a mortgage, with a balance of $18,488,000 at December 31, 2011 and an interest rate of 6.90%;

(iv)
the settlement of $138,700,000 principal amount of 3.95% convertible notes payable, of which $123,163,000 was settled in the fourth quarter 2012 and the remaining $15,537,000 was settled in the first quarter 2013; and

(v)
a $76,431,000 increase in the weighted average debt outstanding on the credit facility partially offset by a slightly lower weighted average interest rate for the quarter ended March 31, 2013, as compared to the same period in 2012.

Discontinued Operations
Earnings. NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at March 31, 2013.
The following table summarizes the earnings from discontinued operations for the quarters ended March 31 (dollars in thousands):

	2013			2012
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	2	$505	$(164)	3	$314	$1,682
Noncontrolling interests	—	—	(56)	—	—	(6)
	2	$505	$(220)	3	$314	$1,676

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
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Quarter Ended March 31,
	2013	2012
Cash and cash equivalents:
Provided by operating activities	$68,823	$50,600
Used in investing activities	(46,552)	(190,678)
Provided by (used in) financing activities	(20,905)	141,029
Increase	1,366	951
Net cash at beginning of period	2,076	2,082
Net cash at end of period	$3,442	$3,033

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN generally uses proceeds from its credit facility or from offerings of equity or debt securities in the capital markets to fund the acquisition of its properties. The change in cash provided by operations for the quarters ended March 31, 2013 and 2012, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the quarter ended March 31, 2013, included the following significant transactions:

•	$114,800,000 in net payments on NNN's Credit Facility,

•	$13,822,000 in net proceeds from the issuance of 424,995 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$150,327,000 in net proceeds from the issuance of approximately 4,616,542 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$44,321,000 in dividends paid to common stockholders,

•	$4,762,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock, and

•	$20,565,000 paid in the first quarter 2013 to settle the remaining $15,537,000 principal amount of the 3.95% convertible notes payable.
Contractual Obligations and Commercial Commitments. As of March 31, 2013, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	March 31, 2013
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real estate portfolio	47	$148,662	$112,387	$36,275
Real estate held for sale	2	1,662	947	715
	49	$150,324	$113,334	$36,990
(1) Includes land, construction costs and tenant improvements.
 As of March 31, 2013, NNN did not have any material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2012. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which generally require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2013, NNN owned 36 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Quarter Ended March 31,
	2013	2012
Series C preferred stock (1):
Dividends	$—	$1,979
Per share	—	0.5378

Series D preferred stock (2):
Dividends	4,762	—
Per share	0.4141	—

Common stock:
Dividends	44,321	40,432
Per share	0.395	0.385

1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the quarter ended
March 31, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series D preferred stock has no maturity date and will remain outstanding unless redeemed.

In April 2013, NNN declared a dividend of $0.395 per share which is payable in May 2013 to its common stockholders of record as of April 30, 2013.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Line of credit payable	$59,400	4.1%	$174,200	11.0%
Mortgages payable	10,328	0.7%	10,602	0.7%
Notes payable – convertible	222,084	15.2%	236,500	14.9%
Notes payable	1,165,897	80.0%	1,165,662	73.4%
Total outstanding debt	$1,457,709	100.0%	$1,586,964	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $127,198,000 and a weighted average interest rate of 1.4% during the quarter ended March 31, 2013. The Credit Facility matures October 2016, unless the Company exercises its to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2013, $59,400,000 was outstanding and $440,600,000 was available for future borrowings under the Credit Facility.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share conversion price):

Terms	2026 Notes(1)(2)		2028 Notes(1)(3)(4)
Issue Date	September 2006		March 2008
Net Proceeds	$168,650		$228,576
Stated Interest Rate	3.950%		5.125%
Effective Interest Rate (6)	5.840%		7.192%
Debt Issuance Costs	$3,850		$5,459	(5)
Earliest Conversion Date (7)	—		April 2013
Earliest Put Option Date	—		June 2013
Maturity Date	—		June 2028
Original Principal	$172,500		$234,035
Repurchases	(33,800)		(11,000)
Settled	(138,700)		—
Outstanding principal balance at March 31, 2013	$—	(8)	$223,035

(1)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs have been deferred and are being amortized over the period to the earliest put option date of the holders using the effective interest method.

(2)	The conversion rate per $1 principal amount was 42.6237 shares of NNN’s common stock, which is equivalent to a conversion price of $23.4611 per share of common stock.

(3)	The conversion rate per $1 principal amount was 39.5149 shares of NNN’s common stock, which is equivalent to a conversion price of $25.3069 per share of common stock.

(4)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes.

(6)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.

(7)
Prior to the earliest respective conversion date, the notes are only convertible in limited circumstances pursuant to the terms of the notes. In March 2013, certain market conditions for the 2028 Notes were satisfied, making the 2028 Notes convertible during the calendar quarter beginning April 1, 2013.

(8)	In January 2013, NNN settled the remaining principal balance of $15,537.
Each series of convertible notes represents a senior, unsecured obligation of NNN and is subordinated to all secured indebtedness of the Company. Each note is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon through but not including the redemption date and (ii) the make whole amount, if any, as defined in the applicable supplemental indenture relating to the notes.
The carrying values of the Company’s convertible debt and equity components are summarized in the table below as of March 31 (dollars in thousands):

	March 31, 2013	December 31, 2012
Carrying value of equity component	$(20,720)	$(22,193)
Principal amount of convertible debt	223,035	238,572
Remaining unamortized debt discount	(951)	(2,072)
Net carrying value of convertible debt	$201,364	$214,307

As of March 31, 2013, the remaining amortization period for the 2028 Notes debt discount was approximately three months and the 2026 Notes debt discount had been fully amortized.

NNN recorded the following in interest expense relating to the 2026 Notes and the 2028 Notes (dollars in thousands):

	Quarter Ended March 31,
	2,013	2012
Noncash interest charges	$1,122	$1,044
Contractual interest expense	2,858	4,227
Amortization of debt costs	305	—
Total interest expense	$4,285	$5,271
The if-converted value of the 2028 Notes exceeded the principal amount by $95,739,000 as of March 31, 2013. As of December 31, 2012, the if-converted values, which exceeded the principal amount, were $5,125,000 and $51,764,000 for the 2026 Notes and the 2028 Notes, respectively.
As of December 31, 2012, $15,537,000 principal amount of 2026 Notes were outstanding. In January 2013, the Company paid approximately $20,565,000 in aggregate settlement value for the $15,537,000 of settled notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital.
Notes Payable. In April 2013, NNN closed on its public offering of $350,000,000 principal amount of 3.300% senior unsecured notes due April 15, 2023. The public offering price was 99.259% of the principal amount for a yield of 3.388%.  The notes will be senior unsecured obligations of the Company and are registered under the Company's existing shelf registration statement filed with the Securities and Exchange Commission. NNN used a portion of the net proceeds from this offering to repay NNN's outstanding indebtedness under its Credit Facility. In addition, NNN intends to use the remainder of the net proceeds to fund future property acquisitions and for general corporate purposes.

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
In March 2012, NNN redeemed all 3,680,000 outstanding depositary shares representing interests in its Series C Preferred Stock. The Series C Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000 of Series C Preferred Stock issuance costs.
6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses. NNN used these net offering proceeds to redeem the 7.375% Series C Preferred Stock for an aggregate redemption price of $92,000,000, excluding accumulated dividends of $283,000. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of April 29, 2013, the Series D Preferred Stock was not redeemable or convertible.
Common Stock Issuances. In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 10, 2015. The following outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2013	2012
Shares of common stock	4,616,542	—
Average price per share	$32.56	$—
Net proceeds	150,327	—
Stock issuance costs (1)	2,129	—
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 31, 2015. NNN incurred $135,000 of stock issuance costs related to the 2013 ATM consisting primarily of legal and accounting fees during the quarter ended March 31, 2013. No shares have been issued under the 2013 ATM as of March 31, 2013.
In February 2012, NNN filed a shelf registration statement which was automatically effective with the Commission for its DRIP, which permits the issuance by NNN of up to 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Shares of common stock	424,995	1,428,069
Net proceeds	$13,822	$37,666

Commercial Mortgage Residual Interests

The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	March 31, 2013	December 31, 2012
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 25.04% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.08% - 4.76% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1) Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended March 31,
	2013	2012
Unrealized gains	$869	$—
There were no other than temporary valuation impairments recorded in the quarters ended March 31, 2013 and 2012 with respect to the Residuals.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2013, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2013, NNN had four forward starting swaps with an aggregate notional amount of $240,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2013 and December 31, 2012. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2013. The table incorporates only those debt obligations that existed as of March 31, 2013, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than two percent for the quarter ended March 31, 2013.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2013	$—	—	$853	6.98%	$222,085	7.19%
2014	—	—	1,158	6.90%	149,933	5.91%
2015	—	—	1,207	6.86%	149,870	6.19%
2016	59,400	1.38%	6,842	5.95%	—	—
2017	—	—	146	8.03%	249,527	6.92%
Thereafter	—	—	122	9.00%	616,566	4.80%
Total	$59,400	1.38%	$10,328	6.38%	$1,387,981	5.84%
Fair Value:
March 31, 2013	$59,400		$10,328		$1,614,028
December 31, 2012	$174,200		$10,602		$1,585,756

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses Bloomberg to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $13,719,000 and $13,096,000 as of March 31, 2013 and December 31, 2012, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2013 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
3.1
First Amended and Restated Articles of Incorporation of the Registrant, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2012, and incorporated herein by reference).

3.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of 6.625% Series D Cumulative Preferred Stock, par value $0.01 per share, dated February 21, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2012, incorporated herein by reference).

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

4.4
Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.5
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

4.6
Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.7
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

4.8
Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.9
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

4.10
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.11
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.12
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.13
Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.14
Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.15
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.16
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.17
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.18
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 2nd day of May, 2013.

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

3.2
Articles Supplementary Establishing and Fixing the Rights and Preferences of 6.625% Series D Cumulative Preferred Stock, par value $0.01 per share, dated February 21, 2012 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2012, incorporated herein by reference).

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

4.4
Form of 6.25% Notes due 2014 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 15, 2004 and filed with the Securities and Exchange Commission on June 18, 2004, and incorporated herein by reference).

4.5
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

4.6
Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.7
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

4.8
Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated September 7, 2006 and filed with the Securities and Exchange Commission on September 13, 2006, and incorporated herein by reference).

4.9
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

4.1
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.11
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.12
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.13
Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.14
Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.15
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.16
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.17
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.18
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2013).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).