Form 10-Q
period 2013-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2013-08-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013
OR
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
121,190,784 shares of common stock, $0.01 par value, outstanding as of July 30, 2013.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,158,943	$3,791,282
Accounted for using the direct financing method	22,407	23,217
Real estate held for sale	46,691	20,308
Mortgages, notes and accrued interest receivable	26,203	27,770
Commercial mortgage residual interests	14,173	13,096
Cash and cash equivalents	236,916	2,076
Receivables, net of allowance of $1,923 and $855, respectively	3,443	3,112
Accrued rental income, net of allowance of $3,153 and $3,270, respectively	25,226	25,458
Debt costs, net of accumulated amortization of $18,902 and $17,965, respectively	14,189	12,781
Other assets	101,161	68,926
Total assets	$4,649,352	$3,988,026
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$174,200
Mortgages payable, including unamortized premium of $158 and $187, respectively	10,048	10,602
Notes payable – convertible, net of unamortized discount of $0 and $2,072, respectively	222,944	236,500
Notes payable, net of unamortized discount of $11,413 and $9,338, respectively	1,513,587	1,165,662
Accrued interest payable	17,277	17,527
Other liabilities	87,925	85,950
Total liabilities	1,851,781	1,690,441

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	287,500
Series E, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	—
Common stock, $0.01 par value. Authorized 375,000,000 shares; 119,287,073 and 111,554,997 shares issued and outstanding, respectively	1,194	1,117
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,343,074	2,101,002
Retained earnings (deficit)	(119,866)	(90,952)
Accumulated other comprehensive income (loss)	(3,088)	(2,382)
Total stockholders’ equity of NNN	2,796,314	2,296,285
Noncontrolling interests	1,257	1,300
Total equity	2,797,571	2,297,585
Total liabilities and equity	$4,649,352	$3,988,026
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$91,295	$76,525	$178,869	$148,772
Earned income from direct financing leases	556	594	1,122	1,198
Percentage rent	162	221	533	332
Real estate expense reimbursement from tenants	3,149	2,556	6,126	5,366
Interest and other income from real estate transactions	371	594	754	1,300
Interest income on commercial mortgage residual interests	588	716	1,195	1,471
	96,121	81,206	188,599	158,439
Retail operations:
Revenues	—	7,784	—	19,008
Operating expenses	—	(7,480)	—	(18,542)
Net	—	304	—	466
Operating expenses:
General and administrative	9,412	7,025	17,676	14,630
Real estate	4,301	4,040	8,218	8,549
Depreciation and amortization	22,552	18,678	46,270	36,388
Impairment losses and other charges, net of recoveries	160	2,548	1,972	2,583
	36,425	32,291	74,136	62,150
Earnings from operations	59,696	49,219	114,463	96,755
Other expenses (revenues):
Interest and other income	(377)	(361)	(711)	(720)
Interest expense	23,394	19,569	45,221	39,387
	23,017	19,208	44,510	38,667
Earnings from continuing operations before income tax expense and equity in earnings of unconsolidated affiliate	36,679	30,011	69,953	58,088
Income tax benefit (expense)	(432)	(156)	2	(271)
Equity in earnings of unconsolidated affiliate	—	155	—	305
Earnings from continuing operations	36,247	30,010	69,955	58,122
Earnings from discontinued operations, net of income tax expense	1,359	3,466	1,554	5,177
Earnings including noncontrolling interests	37,606	33,476	71,509	63,299
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	40	32	259	46
Discontinued operations	(160)	(3)	(216)	(8)
	(120)	29	43	38
Net earnings attributable to NNN	$37,486	$33,505	$71,552	$63,337

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net earnings attributable to NNN	$37,486	$33,505	$71,552	$63,337
Series C preferred stock dividends	—	—	—	(1,979)
Series D preferred stock dividends	(4,762)	(5,926)	(9,523)	(5,926)
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	—	(3,098)
Net earnings attributable to common stockholders	$32,724	$27,579	$62,029	$52,334
Net earnings per share of common stock:
Basic:
Continuing operations	$0.27	$0.23	$0.52	$0.44
Discontinued operations	0.01	0.03	0.01	0.05
Net earnings	$0.28	$0.26	$0.53	$0.49
Diluted:
Continuing operations	$0.26	$0.23	$0.51	$0.44
Discontinued operations	0.01	0.03	0.01	0.05
Net earnings	$0.27	$0.26	$0.52	$0.49
Weighted average number of common shares outstanding:
Basic	117,812,651	105,992,014	115,663,895	105,417,595
Diluted	120,865,525	107,458,993	118,403,689	106,844,080
Other comprehensive income:
Net earnings attributable to NNN	$37,486	$33,505	$71,552	$63,337
Amortization of interest rate hedges	118	58	178	114
Fair value forward starting swaps	(1,997)	—	(3,141)	—
Unrealized gain – commercial mortgage residual interests	350	213	1,219	213
Stock value adjustments	8	—	89	(1)
Reclassification of noncontrolling interests	—	—	949	—
Comprehensive income attributable to NNN	$35,965	$33,776	$70,846	$63,663

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Earnings including noncontrolling interests	$71,509	$63,299
Adjustments to reconcile net earnings to net cash provided by operating activities:
Performance incentive plan expense	4,843	3,889
Performance incentive plan payment	(2,139)	—
Depreciation and amortization	46,418	37,383
Impairment losses and other charges, net of recoveries	4,004	2,900
Amortization of notes payable discount	2,591	2,378
Amortization of debt costs	1,806	—
Amortization of mortgages payable premium	(28)	—
Amortization of deferred interest rate hedges	178	114
Equity in earnings of unconsolidated affiliate	—	(305)
Distributions received from unconsolidated affiliate	—	362
Gain on disposition of real estate	(3,174)	(2,752)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(1,029)	(4,472)
Decrease in real estate leased to others using the direct financing method	810	807
Decrease (increase) in mortgages, notes and accrued interest receivable	217	(345)
Decrease (increase) in receivables	(331)	633
Decrease (increase) in accrued rental income	128	(218)
Decrease (increase) in other assets	(61)	487
Decrease in accrued interest payable	(250)	(668)
Decrease in other liabilities	(1,201)	(3,490)
Increase (decrease) in current tax liability	(102)	255
Net cash provided by operating activities	124,189	100,257
Cash flows from investing activities:
Proceeds from the disposition of real estate	17,088	12,024
Additions to real estate:
Accounted for using the operating method	(485,230)	(288,812)
Increase in mortgages and notes receivable	(1,060)	(7,861)
Principal payments on mortgages and notes receivable	3,160	3,085
Cash received from commercial mortgage residual interests	142	399
Payment of lease costs	(735)	(1,154)
Other	(117)	557
Net cash used in investing activities	(466,752)	(281,762)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from line of credit payable	$300,500	$614,400
Repayment of line of credit payable	(474,700)	(537,400)
Payment of interest rate hedge	(3,141)	—
Repayment of mortgages payable	(526)	(680)
Proceeds from notes payable	347,406	—
Repayment of notes payable	—	(50,000)
Repayment of notes payable - convertible	(20,656)	—
Payment of debt costs	(3,183)	—
Proceeds from issuance of common stock	258,085	60,319
Proceeds from issuance of Series D preferred stock	—	287,500
Proceeds from issuance of Series E preferred stock	287,500	—
Redemption of Series C preferred stock	—	(92,000)
Payment of Series C preferred stock dividends	—	(1,979)
Payment of Series D preferred stock dividends	(9,523)	(5,926)
Payment of common stock dividends	(90,943)	(81,511)
Stock issuance costs	(13,416)	(10,393)
Net cash provided by financing activities	577,403	182,330
Net increase in cash and cash equivalents	234,840	825
Cash and cash equivalents at beginning of year	2,076	2,082
Cash and cash equivalents at end of year	$236,916	$2,907
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$41,770	$38,800
Taxes paid	$117	$78
Supplemental disclosure of noncash investing and financing activities:
Issued 298,896 and 396,577 shares of restricted and unrestricted common stock in 2013 and 2012, respectively, pursuant to NNN’s performance incentive plan	$8,218	$8,576
Issued 7,774 and 8,389 shares of common stock in 2013 and 2012, respectively, to directors pursuant to NNN’s performance incentive plan	$274	$229
Issued 5,873 and 10,247 shares of common stock in 2013 and 2012, respectively, pursuant to NNN’s Deferred Director Fee Plan	$75	$149
Surrender of 241 and of 4,178 shares of restricted common stock in 2013 and 2012, respectively	$7	$98
Change in other comprehensive income	$706	$(326)
Change in lease classification (direct financing lease to operating lease)	$—	$757
Mortgages payable assumed in connection with real estate transactions	$—	$6,634
Mortgage receivable accepted in connection with real estate transactions	$750	$—
Real estate acquired in connection with mortgage receivable foreclosure	$—	$490
Real estate received in note receivable foreclosure	$—	$1,595

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”
NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).

June 30, 2013
Property Portfolio:
Total properties	1,838
Gross leasable area (square feet)	20,218,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2012.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and six months ended June 30, 2013, NNN recorded $321,000 and $540,000, respectively, in capitalized interest and recorded $436,000 and $868,000 in capitalized interest during the same periods in 2012, respectively.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	June 30, 2013	December 31, 2012
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$13,344	$6,679
Value of in-place leases, net	62,620	37,889
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	31,616	23,708
Investment in an Unconsolidated Affiliate – NNN accounts for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (“NNN Crow JV”), with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting. During the quarter ended September 30, 2012, NNN Crow JV sold all of its assets and paid off its bank term loan. In April 2013, NNN Crow JV was dissolved.
Cash and Cash Equivalents - NNN considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of demand deposits and money market accounts and are stated at cost plus accrued interest, which approximates fair value.
Cash accounts maintained on behalf of NNN in demand deposits at commercial banks and money market funds may exceed federally insured levels. However, NNN has not experienced any losses in such accounts.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and Diluted Earnings:
Net earnings attributable to NNN	$37,486	$33,505	$71,552	$63,337
Less: Series C preferred stock dividends	—	—	—	(1,979)
Less: Series D preferred stock dividends	(4,762)	(5,926)	(9,523)	(5,926)
Less: Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	—	(3,098)
Net earnings available to NNN’s common stockholders	32,724	27,579	62,029	52,334
Less: Earnings attributable to unvested restricted shares	(130)	(180)	(231)	(312)
Net earnings used in basic earnings per share	32,594	27,399	61,798	52,022
Reallocated undistributed loss	—	—	—	—
Net earnings used in diluted earnings per share	$32,594	$27,399	$61,798	$52,022

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	118,620,837	107,006,399	116,386,249	106,321,014
Less: Unvested restricted stock	(469,370)	(696,804)	(427,465)	(631,329)
Less: Contingent shares	(338,816)	(317,581)	(294,889)	(272,090)
Weighted average number of shares outstanding used in basic earnings per share	117,812,651	105,992,014	115,663,895	105,417,595
Effects of dilutive securities:
Contingent shares	—	—	—	12,735
Convertible notes payable	2,882,355	1,310,445	2,570,706	1,259,319
Common stock options	—	1,419	—	1,855
Directors’ deferred fee plan	170,519	155,115	169,088	152,576
Weighted average number of shares outstanding used in diluted earnings per share	120,865,525	107,458,993	118,403,689	106,844,080
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

Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)	Unrealized Gains and Losses on Commercial Mortgage Residual Interests (2)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2012	$(5,693)	$3,244	$67	$(2,382)

Other comprehensive income (loss)	(3,141)	2,168	89	(884)
Reclassifications from accumulated other comprehensive income to net earnings	178	—	—	178	(3)
Net current period other comprehensive income (loss)	(2,963)	2,168	89	(706)

Ending balance, June 30, 2013	$(8,656)	$5,412	$156	$(3,088)
1) Additional disclosure is included in Note 12 - Derivatives.
2) Additional disclosure is included in Note 6 - Commercial Mortgage Residual Interests.
3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11 amending its guidance on offsetting assets and liabilities in financial statements. The objective of this update will require disclosure to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards ("IFRS"). The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
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

Note 2 – Real Estate – Portfolio:
Leases – The following outlines key information for NNN’s leases:

June 30, 2013
Lease classification:
Operating	1,827
Direct financing	13
Building portion – direct financing / land portion – operating	4
Weighted average remaining lease term	12 Years
The leases generally provide for periodic increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the property. Generally, the leases of the Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2013	December 31, 2012
Land and improvements	$1,613,418	$1,471,831
Buildings and improvements	2,843,906	2,563,086
Leasehold interests	1,290	1,290
	4,458,614	4,036,207
Less accumulated depreciation and amortization	(370,278)	(331,432)
	4,088,336	3,704,775
Work in progress	70,607	86,507
	$4,158,943	$3,791,282

Note 3 – Real Estate – Held For Sale:
As of June 30, 2013, NNN categorized 29 of its Properties as held for sale. As of December 31, 2012, NNN categorized 10 Properties as held for sale. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2013	December 31, 2012
Property held for sale:
Land and improvements	$19,438	$9,937
Building and improvements	35,437	17,566
Work in process	1,193	72
	56,068	27,575
Less accumulated depreciation and amortization	(2,410)	(2,347)
Less impairment	(6,967)	(4,920)
	$46,691	$20,308

In March 2013, NNN completed a strategic review of its Properties held for sale and reclassified 15 Properties that were previously held for sale to held for investment, included in Real Estate - Portfolio.

The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties included in discontinued operations (dollars in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Discontinued operations (1)	7	$2,516	7	$2,438	9	$3,021	10	$2,752
Noncontrolling interests		153		—		153		—
		$2,669		$2,438		$3,174		$2,752
(1) None of the gains from property sales for the period were reported in continuing operations.

Note 4 – Real Estate – Commitments:
In connection with improvements to leased Properties, NNN has the following funding commitments (dollars in thousands):

	June 30, 2013
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real estate – portfolio	48	$139,165	$105,026	$34,139
Real estate – held for sale	2	1,656	1,540	116
	50	$140,821	$106,566	$34,255
(1) Includes land, construction costs and tenant improvements.

Note 5 – Impairments – Real Estate:

Management periodically assesses the Company's real estate for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations.  Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. If an impairment is indicated, it is recognized to the extent the current book value of the respective asset exceeds the fair value of the asset.

As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Continuing operations	$145	$—	$1,957	$35
Discontinued operations	1,008	345	2,047	345
	$1,153	$345	$4,004	$380

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

Due to the expected timing of future cash flows relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2013	December 31, 2012
Discount rate	25%	25%
Average life equivalent CPR(1) speeds range	0.80% to 23.71% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.08% - 4.07% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
(1) Conditional prepayment rate.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in the condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gains	$350	$213	$1,219	$213
Other than temporary valuation impairment	—	2,718	—	2,718

Note 7 – Line of Credit Payable:
NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $72,806,000 and a weighted average interest rate of 1.4% during the six months ended June 30, 2013. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2013, there was no outstanding balance, and $500,000,000 was available for future borrowings under the Credit Facility.

Note 8 - Notes Payable:
In April 2013, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued $350,000,000 aggregate principal amount of 3.300% Notes due April 2023 (the “2023 Notes”). The 2023 Notes were sold at a discount with an aggregate purchase price of $347,406,000 with interest payable semi-annually commencing on October 15, 2013. The discount of $2,594,000 is being amortized to interest expense over the term of the note using the effective interest method. The effective interest rate for the 2023 Notes after accounting for note discount is 3.388%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $240,000,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2023 Notes using the effective interest method.
The 2023 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2023 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated April 9, 2013, relating to the 2023 Notes.
NNN received approximately $344,266,000 of proceeds in connection with the issuance of the 2023 Notes, net of debt issuance cost totaling $5,734,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

Note 9 – Notes Payable – Convertible:
Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes(1)(2)	2028 Notes(1)(3)(4)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate	3.950%	5.125%
Effective Interest Rate (6)	5.840%	7.192%
Debt Issuance Costs	$3,850	$5,459	(5)
Maturity Date	—	June 2028
Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)
Settled	(138,700)	(91)
Outstanding principal balance at June 30, 2013	$—	$222,944

(1)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs were deferred and amortized using the effective interest method and are fully amortized at June 30, 2013.

(2)	The conversion rate per $1 principal amount was 42.6237 shares of NNN’s common stock, which is equivalent to a conversion price of $23.4611 per share of common stock.

(3)	The conversion rate per $1 principal amount was 39.5360 shares of NNN’s common stock, which is equivalent to a conversion price of $25.2934 per share of common stock.

(4)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes.

(6)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.
Each series of convertible notes represents a senior, unsecured obligation of NNN and is subordinated to all secured indebtedness of the Company. Each series of notes is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon, through but not including, the redemption date, and (ii) the make whole amount, if any, as defined in the applicable supplemental indenture relating to the notes. In June 2013, NNN called all of the outstanding 5.125% convertible senior notes due 2028 (the "2028 Notes") for redemption on July 11, 2013.
The carrying values of the Company’s convertible debt and equity components are summarized in the table below (dollars in thousands):

	June 30, 2013	December 31, 2012
Principal amount of convertible debt	$222,944	$238,572
Carrying value of equity component	(20,711)	(22,193)
Remaining unamortized debt discount	—	(2,072)
Net carrying value of convertible debt	$202,233	$214,307

As of June 30, 2013, the debt discount for both the 2028 Notes and the 2026 Notes had been fully amortized.

NNN recorded the following in interest expense relating to the 2026 Notes and the 2028 Notes (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest expense	$2,516	$4,227	$5,374	$8,455
Noncash interest charges	950	1,063	2,072	2,107
Amortization of debt costs	260	284	566	560
Total interest expense	$3,726	$5,574	$8,012	$11,122
The if-converted value of the 2028 Notes exceeded the principal amount by $80,268,000 as of June 30, 2013. As of December 31, 2012, the if-converted values which exceeded the principal amount were $5,125,000 and $51,764,000 for the 2026 Notes and the 2028 Notes, respectively.
As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the $15,537,000 of settled notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
In March 2013, the market price condition on the 2028 Notes was satisfied, and the 2028 Notes became convertible during the quarter beginning April 1, 2013. As of June 30, 2013, $91,000 principal amount of 2028 Notes had been surrendered for conversion, and $222,944,000 principal amount of 2028 Notes remained outstanding.
On June 5, 2013, NNN notified the remaining holders of the 2028 Notes that the Company would redeem all outstanding 2028 Notes on July 11, 2013. The Company also announced that holders could elect to convert all or a portion of the 2028 Notes into cash and shares of the Company's common stock.

Note 10 – Stockholders' Equity:
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Six Months Ended June 30,
	2013	2012
Series C preferred stock (1):
Dividends	$—	$1,979
Per share	—	0.5378

Series D preferred stock (2):
Dividends	9,523	5,926
Per share	0.8281	0.5153

Common stock:
Dividends	90,943	81,511
Per share	0.790	0.770
1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the six months ended June 30, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series D preferred stock has no maturity date and will remain outstanding unless redeemed.

In July 2013, NNN declared a dividend of $0.405 per share, which is payable in August 2013 to its common stockholders of record as of July 31, 2013.
Stock Issuances – In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
In February 2012, NNN issued 11,500,000 depositary shares representing interests in our 6.625% Series D Cumulative Redeemable Preferred Stock ("Series D Preferred Stock") at a price of $25.00 per depositary share generating gross proceeds of $287,500,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,855,000, consisting primarily of underwriters' fees and commissions, rating agency fees, legal and accounting fees and printing expenses.
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
In May 2013, NNN issued 11,500,000 depositary shares representing interests in its 5.700% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") at a price of $25.00 per depositary share generating gross proceeds of $287,500,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,856,000, consisting primarily of underwriters' fees and commissions, rating agency fees, legal and accounting fees and printing expenses. The first dividend on the Series E Preferred Stock will be payable on September 15, 2013 and will be in the amount of $0.415625 per depositary share.
At The Market Offerings – In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2013	2012
Shares of common stock	4,676,542	394,901
Average price per share (net)	$32.60	$26.66
Net proceeds	152,435	10,527
Stock issuance costs (1)	2,161	253
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2013	2012
Shares of common stock	2,280,450	—
Average price per share (net)	$37.83	$—
Net proceeds	86,271	—
Stock issuance costs (1)	1,551	—
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividend Reinvestment and Stock Repurchase Plan – In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Shares of common stock	475,866	1,881,807
Net proceeds	$15,881	$49,476

Note 11 – Income Taxes:
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
In June 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB guidance included in Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2009 through 2013. NNN also files in many states with varying open years under statute.

Note 12 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to properties which were sold or were held for sale as of June 30, 2013, as discontinued operations. The following is a summary of the earnings (loss) from discontinued operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$523	$2,089	$1,149	$4,293
Earned income from direct financing leases	—	24	—	54
Real estate expense reimbursement from tenants	60	55	132	199
Interest and other income from real estate transactions	31	4	36	6
	614	2,172	1,317	4,552
Operating expenses:
General and administrative	212	3	214	5
Real estate	135	178	202	527
Depreciation and amortization	61	389	148	847
Impairment losses and other charges, net of recoveries	1,008	345	2,047	317
	1,416	915	2,611	1,696
Other expenses:
Interest expense	145	185	308	369
	145	185	308	369
Earnings (loss) before gain on disposition of real estate and income tax expense	(947)	1,072	(1,602)	2,487
Gain on disposition of real estate	2,669	2,438	3,174	2,752
Income tax expense	(363)	(44)	(18)	(62)
Earnings from discontinued operations attributable to NNN including noncontrolling interests	1,359	3,466	1,554	5,177
Earnings attributable to noncontrolling interests	(160)	(3)	(216)	(8)
Earnings from discontinued operations attributable to NNN	$1,199	$3,463	$1,338	$5,169

Note 13 – Derivatives:
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
In April 2013, NNN terminated four forward starting swaps with a aggregate notional amount of $240,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps, designated as cash flow hedges, was a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the 2023 Notes.
As of June 30, 2013, $8,656,000 remained in other comprehensive income related to the effective portion of NNN’s 2013 and previous interest rate hedges. During the six months ended June 30, 2013 and 2012, NNN reclassified out of comprehensive income $178,000 and $114,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $557,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2013.

Note 14 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a reconciliation of the Residuals (dollars in thousands):

Six Months Ended
June 30, 2013
Balance at beginning of period	$13,096
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	1,219
Interest income on Residuals	1,195
Cash received from Residuals	(1,337)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$14,173
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$—

Note 15 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2013 and December 31, 2012, approximate fair value based upon current market prices of similar issues. At June 30, 2013 and December 31, 2012, the fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,858,854,000 and $1,585,756,000, respectively, based upon quoted market prices, which is a level one valuation since NNN's debt is publicly traded.

Note 16 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2013, the date of the condensed consolidated balance sheet.
In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. As of June 30, 2013, $91,000 principal amount of the 2028 Notes had been surrendered for conversion, and $222,944,000 principal amount of the 2028 Notes remained outstanding. On July 11, 2013, $130,000 principal amount of 2028 Notes were settled at par plus accrued interest. Holders of the remaining $222,814,000 principal amount of the 2028 Notes elected to convert into cash and shares of the Company's common stock which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice.
There were no other reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2012. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as “believe,” “expect,” “intend,” “may,” or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

•	Financial and economic conditions may have an adverse impact on NNN, its tenants, and commercial real estate in general;

•	NNN may be unable to obtain debt or equity capital on favorable terms, if at all;

•	Loss of revenues from tenants would reduce NNN's cash flow;

•	A significant portion of the source of NNN's Property Portfolio annual base rent is heavily concentrated in specific industry classifications, tenants and in specific geographic locations;

•	Owning real estate and indirect interests in real estate carries inherent risk;

•	NNN's real estate investments are illiquid;

•	Costs of complying with changes in governmental laws and regulations may adversely affect NNN's results of operations;

•	NNN may be subject to known or unknown environmental liabilities and hazardous materials on properties owned by NNN;

•	NNN may not be able to successfully execute its acquisition or development strategies;

•	NNN may not be able to dispose of properties consistent with its operating strategy;

•	A change in the assumptions used to determine the value of commercial mortgage residual interests could adversely affect NNN's financial position;

•	NNN may suffer a loss in the event of a default or bankruptcy of a borrower or a tenant;

•	Certain provisions of NNN's leases or loan agreements may be unenforceable;

•	Property ownership through joint ventures and partnerships could limit NNN's control of those investments;

•	Competition from numerous other REITs, commercial developers, real estate limited partnerships and other investors may impede NNN's ability to grow;

•	NNN's loss of key management personnel could adversely affect performance and the value of its common stock;

•	Uninsured losses may adversely affect NNN's operating results and asset values;

•	Acts of violence, terrorist attacks or war may adversely affect the markets in which NNN operates and NNN's results of operations;

•	Vacant properties or bankrupt tenants could adversely affect NNN's business or financial condition;

•	The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN's business and financial condition;

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
As of June 30, 2013, NNN owned 1,838 Properties, with an aggregate gross leasable area of approximately 20,218,000 square feet, located in 47 states. Approximately 98 percent of the Properties in the Property Portfolio were leased as of June 30, 2013.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio:

	June 30, 2013	December 31, 2012	June 30, 2012
Properties Owned:
Number	1,838	1,622	1,506
Total gross leasable area (square feet)	20,218,000	19,168,000	17,798,000
Properties:
Leased and unimproved land	1,803	1,588	1,478
Percent of Properties – leased and unimproved land	98%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased	19,675,000	18,524,000	17,331,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2013	December 31, 2012	June 30, 2012
1.	Convenience stores	19.9%	19.8%	22.6%
2.	Restaurants - full service	9.9%	10.7%	11.4%
3.	Automotive service	7.6%	7.6%	5.9%
4.	Automotive parts	5.2%	5.6%	6.0%
5.	Restaurants - limited service	4.9%	5.2%	3.6%
6.	Banks	4.7%	0.2%	0.2%
7.	Theaters	4.4%	4.7%	4.6%
8.	Health and fitness	3.7%	3.7%	2.6%
9.	Sporting goods	3.7%	4.0%	4.5%
10.	Wholesale clubs	3.1%	3.4%	3.7%
	Other	32.9%	35.1%	34.9%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisitions:
Number of Properties	209	27	226	94
Gross leasable area (square feet)	1,063,000	880,000	1,225,000	1,473,000
Total dollars invested(1)	$437,676	$114,980	$480,264	$312,958
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through available cash, borrowings under its unsecured revolving Credit Facility (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of properties	7	7	9	10
Gross leasable area (square feet)	111,000	81,000	132,000	101,000
Net sales proceeds	$13,046	$6,589	$16,615	$11,741
Net gain, net of non-controlling interest	$2,516	$2,438	$3,021	$2,752

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter and six months ended June 30, 2013, rental income increased primarily due to an increase in rental income from property acquisitions (See “Results of Operations - Property Analysis - Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
	2013	2012	2013	2012	Percent Increase (Decrease)	2013	2012	2013	2012	Percent Increase (Decrease)
			Percent of Total					Percent of Total
Rental Income(1)	$92,013	$77,340	95.7%	95.2%	19.0%	$180,524	$150,302	95.7%	94.9%	20.1%
Real estate expense reimbursement from tenants	3,149	2,556	3.3%	3.1%	23.2%	6,126	5,366	3.3%	3.4%	14.2%
Interest and other income from real estate transactions	371	594	0.4%	0.8%	(37.5)%	754	1,300	0.4%	0.8%	(42.0)%
Interest income on commercial mortgage residual interests	588	716	0.6%	0.9%	(17.9)%	1,195	1,471	0.6%	0.9%	(18.8)%
Total revenues from continuing operations	$96,121	$81,206	100.0%	100.0%	18.4%	$188,599	$158,439	100.0%	100.0%	19.0%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter and Six Months Ended June 30, 2013 versus Quarter and Six Months Ended June 30, 2012
Rental Income. Rental Income increased in amount and as a percent of the total revenues from continuing operations for the quarter and six months ended June 30, 2013, as compared to the same periods in 2012. The increase for the quarter and six months ended June 30, 2013, is primarily due to the acquisition of 226 properties with aggregate gross leasable area of approximately 1,225,000 square feet during the six months ended June 30, 2013 and 232 properties with aggregate gross leasable area of approximately 2,955,000 square feet during 2012.
Real Estate Expense Reimbursement from Tenants. Real estate expense reimbursements from tenants increased for the quarter and six months ended June 30, 2013, as compared to the same periods in 2012, but remained relatively stable as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from certain properties acquired in 2012.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and six months ended June 30, 2013, primarily due to an increase in depreciation expense from certain properties acquired in 2012 and to an increase in stock-based incentive compensation. The following table summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2013	2012		2013	2012	2013	2012
General and administrative	$9,412	$7,025	34.0%	25.9%	21.8%	9.8%	8.7%
Real estate	4,301	4,040	6.5%	11.8%	12.5%	4.5%	5.0%
Depreciation and amortization	22,552	18,678	20.7%	61.9%	57.8%	23.5%	23.0%
Impairment losses and other charges, net of recoveries	160	2,548	(93.7)%	0.4%	7.9%	0.2%	3.1%
Total operating expenses	$36,425	$32,291	12.8%	100.0%	100.0%	38.0%	39.8%

Interest and other income	$(377)	$(361)	4.4%	(1.6)%	(1.9)%	(0.4)%	(0.4)%
Interest expense	23,394	19,569	19.5%	101.6%	101.9%	24.3%	24.1%
Total other expenses	$23,017	$19,208	19.8%	100.0%	100.0%	23.9%	23.7%
The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2013	2012		2013	2012	2013	2012
General and administrative	$17,676	$14,630	20.8%	23.8%	23.5%	9.4%	9.2%
Real estate	8,218	8,549	(3.9)%	11.1%	13.8%	4.4%	5.4%
Depreciation and amortization	46,270	36,388	27.2%	62.4%	58.5%	24.5%	23.0%
Impairment losses and other charges, net of recoveries	1,972	2,583	(23.7)%	2.7%	4.2%	1.0%	1.6%
Total operating expenses	$74,136	$62,150	19.3%	100.0%	100.0%	39.3%	39.2%

Interest and other income	$(711)	$(720)	(1.3)%	(1.6)%	(1.9)%	(0.4)%	(0.5)%
Interest expense	45,221	39,387	14.8%	101.6%	101.9%	24.0%	24.9%
Total other expenses	$44,510	$38,667	15.1%	100.0%	100.0%	23.6%	24.4%

Quarter and Six Months Ended June 30, 2013 versus Quarter and Six Months Ended June 30, 2012
General and Administrative Expenses.  General and administrative expenses increased for the quarter and six months ended June 30, 2013, as compared to the same period in 2012 and increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses is primarily attributable to increases in stock-based incentive compensation and in real estate acquisition costs.
Depreciation and Amortization.   Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and six months ended June 30, 2013, as compared to the quarter and six months ended June 30, 2012. The increase is primarily due to depreciation expense from the 226 properties with aggregate gross leasable area of approximately 1,225,000 square feet acquired during the six months ended June 30, 2013 and the 232 properties with aggregate gross leasable area of approximately 2,955,000 square feet acquired during 2012.

Impairment Charges and Other Losses, Net of Recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Generally, NNN evaluates a possible impairment by comparing the subject asset's estimated future cash flows to its current net book value. If an impairment is indicated, an impairment is recognized to the extent the current book value of the respective asset exceeds the fair value of the asset. During the six months ended June 30, 2013 and 2012, NNN recorded $1,957,000 and $35,000, respectively, of real estate impairments of which $145,000 was recorded during the quarter ended June 30, 2013. No real estate impairments were recorded during the quarter ended June 30, 2012. Also, in connection with the independent valuations of the Residuals' fair value, during the six months ended June 30, 2012, NNN recorded an other than temporary valuation adjustment of $2,718,000 as a reduction of earnings from operations. NNN did not record any temporary valuation adjustments to the Residuals' fair value during the six months ended June 30, 2013. In addition, during the six months ended June 30, 2012, NNN recorded a $170,000 recovery on a note receivable foreclosure. No recoveries were recorded for the six months ended June 30, 2013.
Interest Expense.  Interest expense increased for the quarter and six months ended June 30, 2013, as compared to the same periods in 2012.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in August 2012 of $325,000,000 principal amount of notes payable with a maturity of October 2022, and stated interest rate of 3.800%;

(ii)	the repayment in June 2012 of $50,000,000 principal amount of notes payable with a stated interest rate of 7.750%;

(iii)	the repayment in July 2012 of a mortgage, with a balance of $18,488,000 at December 31, 2011 and an interest rate of 6.90%;

(iv)
the settlement of $138,700,000 principal amount of 3.95% convertible notes payable, of which $123,163,000 was settled in the fourth quarter 2012 and the remaining $15,537,000 was settled in the first quarter 2013;

(v)	the issuance in April 2013 of $350,000,000 principal amount of notes payable with a maturity of April 2023, and stated interest rate of 3.300%; and

(vi)
a $19,860,000 increase in the weighted average debt outstanding on the credit facility partially offset by a slightly lower weighted average interest rate for the six months ended June 30, 2013, as compared to the same period in 2012.

Discontinued Operations
Earnings. NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at June 30, 2013.
The following table summarizes the earnings from discontinued operations for the quarters ended June 30 (dollars in thousands):

	2013			2012
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	7	$2,516	$1,359	7	$2,438	$3,466
Noncontrolling interests	—	153	(160)	—	—	(3)
	7	$2,669	$1,199	7	$2,438	$3,463

The following table summarizes the earnings from discontinued operations for the six months ended June 30 (dollars in thousands):

	2013			2012
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	9	$3,021	$1,554	10	$2,752	$5,177
Noncontrolling interests	—	153	(216)	—	—	(8)
	9	$3,174	$1,338	10	$2,752	$5,169

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
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents:
Provided by operating activities	$124,189	$100,257
Used in investing activities	(466,752)	(281,762)
Provided by financing activities	577,403	182,330
Increase	234,840	825
Net cash at beginning of period	2,076	2,082
Net cash at end of period	$236,916	$2,907

Cash provided by operating activities represents cash received primarily from rental income from tenants and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN generally uses proceeds from its credit facility or from offerings of equity or debt securities in the capital markets to fund the acquisition of its properties. The change in cash provided by operations for the quarter and six months ended June 30, 2013 and 2012, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the six months ended June 30, 2013, included the following significant transactions:

•	$174,200,000 in net payments on NNN's Credit Facility,

•
$277,644,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") in May,

•	$15,881,000 in net proceeds from the issuance of 475,866 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$238,706,000 in net proceeds from the issuance of approximately 6,956,992 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$90,943,000 in dividends paid to common stockholders,

•	$9,523,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$344,266,000 in net proceeds from the issuance of the 3.30% notes payable in April, and

•	$20,565,000 paid in the first quarter to settle the remaining $15,537,000 principal amount of the 3.95% convertible notes payable.

Contractual Obligations and Commercial Commitments. As of June 30, 2013, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	June 30, 2013
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real estate – portfolio	48	$139,165	$105,026	$34,139
Real estate – held for sale	2	1,656	1,540	116
	50	$140,821	$106,566	$34,255
(1) Includes land, construction costs and tenant improvements.
 As of June 30, 2013, NNN did not have any material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2012. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which generally require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2013, NNN owned 35 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Six Months Ended June 30,
	2013	2012
Series C preferred stock (1):
Dividends	$—	$1,979
Per share	—	0.5378

Series D preferred stock (2):
Dividends	9,523	5,926
Per share	0.8281	0.5153

Common stock:
Dividends	90,943	81,511
Per share	0.790	0.770

1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the six months ended
June 30, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series D preferred stock has no maturity date and will remain outstanding unless redeemed.

In July 2013, NNN declared a dividend of $0.405 per share which is payable in August 2013 to its common stockholders of record as of July 31, 2013.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Line of credit payable	$—	—	$174,200	11.0%
Mortgages payable	10,048	0.6%	10,602	0.7%
Notes payable – convertible	222,944	12.8%	236,500	14.9%
Notes payable	1,513,587	86.6%	1,165,662	73.4%
Total outstanding debt	$1,746,579	100.0%	$1,586,964	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $72,806,000 and a weighted average interest rate of 1.4% during the six months ended June 30, 2013. The Credit Facility matures October 2016, unless the Company exercises its to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2013, there was no outstanding balance, and $500,000,000 was available for future borrowings under the Credit Facility.

Notes Payable – Convertible.  Each of NNN’s outstanding series of convertible notes is summarized in the table below (dollars in thousands, except per share conversion price):

Terms	2026 Notes(1)(2)	2028 Notes(1)(3)(4)
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate	3.950%	5.125%
Effective Interest Rate (6)	5.840%	7.192%
Debt Issuance Costs	$3,850	$5,459	(5)
Maturity Date	—	June 2028
Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)
Settled	(138,700)	(91)
Outstanding principal balance at June 30, 2013	$—	$222,944

(1)
Debt issuance costs include underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. These costs were deferred and amortized using the effective interest method and are fully amortized at June 30, 2013.

(2)	The conversion rate per $1 principal amount was 42.6237 shares of NNN’s common stock, which is equivalent to a conversion price of $23.4611 per share of common stock.

(3)	The conversion rate per $1 principal amount was 39.5360 shares of NNN’s common stock, which is equivalent to a conversion price of $25.2934 per share of common stock.

(4)	NNN repurchased $11,000 in 2009 for a purchase price of $8,588 resulting in a gain of $1,867.

(5)	Includes $219 of note costs which were written off in connection with the repurchase of $11,000 of the 2028 Notes.

(6)	With the adoption of the accounting guidance on convertible debt securities in 2009, the effective interest rates for the 2026 Notes and the 2028 Notes are 5.840% and 7.192%, respectively.
Each series of convertible notes represents a senior, unsecured obligation of NNN and is subordinated to all secured indebtedness of the Company. Each series of notes is redeemable at the option of NNN, in whole or in part, at a redemption price equal to the sum of (i) the principal amount of the notes being redeemed plus accrued and unpaid interest thereon, through but not including, the redemption date, and (ii) the make whole amount, if any, as defined in the applicable supplemental indenture relating to the notes. In June 2013, NNN called all of the outstanding 5.125% convertible senior notes due 2028 (the "2028 Notes") for redemption on July 11, 2013.
The carrying values of the Company’s convertible debt and equity components are summarized in the table below (dollars in thousands):

	June 30, 2013	December 31, 2012
Principal amount of convertible debt	$222,944	$238,572
Carrying value of equity component	(20,711)	(22,193)
Remaining unamortized debt discount	—	(2,072)
Net carrying value of convertible debt	$202,233	$214,307

As of June 30, 2013, the debt discount for both the 2028 Notes and the 2026 Notes had been fully amortized.
NNN recorded the following in interest expense relating to the 2026 Notes and the 2028 Notes (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual interest expense	$2,516	$4,227	$5,374	$8,455
Noncash interest charges	950	1,063	2,072	2,107
Amortization of debt costs	260	284	566	560
Total interest expense	$3,726	$5,574	$8,012	$11,122

The if-converted value of the 2028 Notes exceeded the principal amount by $80,268,000 as of June 30, 2013. As of December 31, 2012, the if-converted values, which exceeded the principal amount, were $5,125,000 and $51,764,000 for the 2026 Notes and the 2028 Notes, respectively.
As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the $15,537,000 of settled notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
In March 2013, NNN announced that the market price condition on its 2028 Notes had been satisfied, and that the 2028 Notes would be convertible during the calendar quarter beginning April 1, 2013. Pursuant to the terms of the indenture, the conversion rate is subject to certain adjustments during the period in which the 2028 Notes are convertible.
In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. As of June 30, 2013, $91,000 principal amount of the 2028 Notes had been surrendered for conversion, and $222,944,000 principal amount of the 2028 Notes remained outstanding. On July 11, 2013, $130,000 principal amount of the 2028 Notes were settled at par plus accrued interest. Holders of the remaining balance of $222,814,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice.
Notes Payable. In April 2013, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued aggregate $350,000,000 principal amount of 3.300% Notes due April 2023 (the “2023 Notes”). The 2023 Notes were sold at a discount with an aggregate purchase price of $347,406,000 with interest payable semi-annually commencing on October 15, 2013. The discount of $2,594,000 is being amortized to interest expense over the term of the note using the effective interest method. The effective interest rate for the 2023 Notes after accounting for note discount is 3.388%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $240,000,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of 3,156,000, of which $3,141,000 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2023 Notes using the effective interest method.
The 2023 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2023 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated April 9, 2013, relating to the 2023 Notes.
NNN received approximately $344,266,000 of proceeds in connection with the issuance of the 2023 Notes, net of debt issuance cost totaling $5,734,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

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

6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares issued in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. NNN used these net offering proceeds to redeem the 7.375% Series C Preferred Stock for an aggregate redemption price of $92,000,000, excluding accumulated dividends of $283,000. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of July 30, 2013, the Series D Preferred Stock was not redeemable or convertible.
5.700% Series E Cumulative Redeemable Preferred Stock. In May 2013, NNN closed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares issued in connection with the underwriters over-allotment), each representing a 1/100th interest in a share of its newly designated 5.700% Series E Cumulative Redeemable Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,856,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. The Company used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
Holders of the Series E depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.700% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.425 per depositary share). The Series E Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series E Preferred Stock underlying the depositary shares on or after May 30, 2018, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series E Preferred Stock, NNN may redeem the Series E Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series E Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of July 30, 2013, the Series E Preferred Stock was not redeemable or convertible. The first dividend on the Series E Preferred Stock will be payable on September 15, 2013 and will be in the amount of $0.415625 per depositary share.

Common Stock Issuances. In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2013	2012
Shares of common stock	4,676,542	394,901
Average price per share (net)	$32.60	$26.66
Net proceeds	152,435	10,527
Stock issuance costs (1)	2,161	253
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2013	2012
Shares of common stock	2,280,450	—
Average price per share (net)	$37.83	$—
Net proceeds	86,271	—
Stock issuance costs (1)	1,551	—
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

	Six Months Ended June 30,
	2013	2012
Shares of common stock	475,866	1,881,807
Net proceeds	$15,881	$49,476

Commercial Mortgage Residual Interests

The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	June 30, 2013	December 31, 2012
Discount rate	25%	25%
Average life equivalent CPR (1) speeds range	0.80% to 23.71% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.08% - 4.07% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1) Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gains	$350	$213	$1,219	$213
Other than temporary valuation impairment	—	2,718	—	2,718

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2013, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2013, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2013 and December 31, 2012. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2013. The table incorporates only those debt obligations that existed as of June 30, 2013, and it does not consider those debt obligations or positions which could arise after this date. NNN's Credit Facility had a zero outstanding balance at June 30, 2013, and $174,200,000 outstanding at December 31, 2012. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2013.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2013	$573	6.98%	$222,944	7.19%
2014	1,158	6.90%	149,947	5.91%
2015	1,207	6.86%	149,881	6.19%
2016	6,842	5.95%	—	—
2017	146	8.03%	249,550	6.92%
Thereafter	122	9.00%	964,209	4.29%
Total	$10,048	6.36%	$1,736,531	5.35%
Fair Value:
June 30, 2013	$10,048		$1,858,854
December 31, 2012	$10,602		$1,585,756

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses
Bloomberg to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $14,173,000 and $13,096,000 as of June 30, 2013 and December 31, 2012, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2013 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.700% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2013, incorporated herein by reference).

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

4.8
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.9
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.10
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.11
Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.12
Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.13
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.14
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.15
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.16
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.17
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.18
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of August, 2013.

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

3.3
Articles Supplementary Establishing and Fixing the Rights and Preferences of 5.700% Series E Cumulative Preferred Stock, par value $0.01 per share, dated May 29, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 30, 2013, incorporated herein by reference).

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

4.8
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.9
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.10
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.11
Form of Ninth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.1 to Registrants’ Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.12
Form of 5.125% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 27, 2008 and filed with the Securities and Exchange Commission on March 4, 2008, and incorporated herein by reference).

4.13
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.14
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 6, 2011 and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.15
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.16
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.80% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 14, 2012, filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.17
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.18
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).