Form 10-Q
period 2013-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2013-11-05
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
OR
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
121,857,587 shares of common stock, $0.01 par value, outstanding as of October 30, 2013.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,221,892	$3,793,416
Accounted for using the direct financing method	21,523	22,692
Real estate held for sale	16,792	18,699
Mortgages, notes and accrued interest receivable	16,693	27,770
Commercial mortgage residual interests	14,755	13,096
Cash and cash equivalents	6,530	2,076
Receivables, net of allowance of $2,936 and $855, respectively	2,736	3,112
Accrued rental income, net of allowance of $3,086 and $3,270, respectively	25,411	25,458
Debt costs, net of accumulated amortization of $19,556 and $17,965, respectively	13,535	12,781
Other assets	96,993	68,926
Total assets	$4,436,860	$3,988,026
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$174,200
Mortgages payable, including unamortized premium of $144 and $187, respectively	9,764	10,602
Notes payable – convertible, net of unamortized discount of $0 and $2,072, respectively	—	236,500
Notes payable, net of unamortized discount of $11,116 and $9,338, respectively	1,513,884	1,165,662
Accrued interest payable	27,913	17,527
Other liabilities	97,369	85,950
Total liabilities	1,648,930	1,690,441

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	287,500
Series E, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	—
Common stock, $0.01 par value. Authorized 375,000,000 shares; 121,856,503 and 111,554,997 shares issued and outstanding, respectively	1,220	1,117
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,347,014	2,101,002
Retained earnings (deficit)	(134,003)	(90,952)
Accumulated other comprehensive income (loss)	(2,548)	(2,382)
Total stockholders’ equity of NNN	2,786,683	2,296,285
Noncontrolling interests	1,247	1,300
Total equity	2,787,930	2,297,585
Total liabilities and equity	$4,436,860	$3,988,026
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$95,772	$79,815	$274,583	$228,690
Earned income from direct financing leases	534	571	1,630	1,739
Percentage rent	267	242	800	574
Real estate expense reimbursement from tenants	3,113	2,658	9,203	8,024
Interest and other income from real estate transactions	341	512	1,095	1,982
Interest income on commercial mortgage residual interests	594	593	1,789	2,064
	100,621	84,391	289,100	243,073
Retail operations:
Revenues	—	—	—	19,008
Operating expenses	—	—	—	(18,543)
Net	—	—	—	465
Operating expenses:
General and administrative	7,534	8,653	25,209	23,282
Real estate	4,420	3,842	12,580	12,376
Depreciation and amortization	25,856	17,242	72,126	53,574
Impairment – commercial mortgage residual interests valuation	16	—	16	2,718
Impairment losses and other charges, net of recoveries	—	3,223	1,972	3,258
	37,826	32,960	111,903	95,208
Earnings from operations	62,795	51,431	177,197	148,330
Other expenses (revenues):
Interest and other income	(722)	(1,194)	(1,433)	(1,913)
Interest expense	19,989	23,039	65,210	62,425
	19,267	21,845	63,777	60,512
Earnings from continuing operations before income tax benefit (expense) and equity in earnings of unconsolidated affiliate	43,528	29,586	113,420	87,818
Income tax benefit (expense)	(365)	7,438	(363)	7,167
Equity in earnings of unconsolidated affiliate	—	3,769	—	4,074
Earnings from continuing operations	43,163	40,793	113,057	99,059
Earnings (loss) from discontinued operations, net of income tax expense	1,179	(2,803)	2,794	2,231
Earnings including noncontrolling interests	44,342	37,990	115,851	101,290
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	17	27	276	73
Discontinued operations	(7)	(2)	(223)	(10)
	10	25	53	63
Net earnings attributable to NNN	$44,352	$38,015	$115,904	$101,353

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net earnings attributable to NNN	$44,352	$38,015	$115,904	$101,353
Series C preferred stock dividends	—	—	—	(1,979)
Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(10,688)
Series E preferred stock dividends	(4,780)	—	(4,780)	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	—	(3,098)
Net earnings attributable to common stockholders	$34,810	$33,253	$96,839	$85,588
Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.33	$0.80	$0.78
Discontinued operations	0.01	(0.02)	0.02	0.02
Net earnings	$0.29	$0.31	$0.82	$0.80
Diluted:
Continuing operations	$0.28	$0.32	$0.79	$0.77
Discontinued operations	0.01	(0.02)	0.02	0.02
Net earnings	$0.29	$0.30	$0.81	$0.79
Weighted average number of common shares outstanding:
Basic	120,287,890	107,487,935	117,222,163	106,140,002
Diluted	121,230,232	110,339,705	119,356,194	108,091,909
Other comprehensive income:
Net earnings attributable to NNN	$44,352	$38,015	$115,904	$101,353
Amortization of interest rate hedges	128	57	306	171
Fair value forward starting swaps	—	—	(3,141)	—
Unrealized gain – commercial mortgage residual interests	376	—	1,595	213
Stock value adjustments	36	(1)	125	(2)
Reclassification of noncontrolling interests	—	—	949	—
Comprehensive income attributable to NNN	$44,892	$38,071	$115,738	$101,735

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Earnings including noncontrolling interests	$115,851	$101,290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	72,423	54,926
Impairment losses and other charges, net of recoveries	4,003	9,043
Impairment – commercial mortgage residual interests valuation	16	2,718
Amortization of notes payable discount	2,888	3,641
Amortization of debt costs	2,460	2,506
Amortization of mortgages payable premium	(43)	(14)
Amortization of deferred interest rate hedges	306	171
Equity in earnings of unconsolidated affiliate	—	(4,074)
Distributions received from unconsolidated affiliate	—	7,019
Gain on disposition of real estate	(4,402)	(4,446)
Gain on note receivable and property foreclosure	—	(198)
Performance incentive plan expense	6,531	7,010
Performance incentive plan payment	(2,139)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(1,029)	(4,941)
Decrease in real estate leased to others using the direct financing method	1,230	1,222
Decrease in mortgages, notes and accrued interest receivable	688	37
Decrease in receivables	1,433	1,014
Increase in commercial mortgage residual interests	(80)	—
Increase in accrued rental income	(166)	(695)
Decrease in other assets	82	1,365
Increase in accrued interest payable	10,386	7,004
Increase (decrease) in other liabilities	4,061	(4,893)
Increase (decrease) in current tax liability	580	(7,192)
Net cash provided by operating activities	215,079	172,513
Cash flows from investing activities:
Proceeds from the disposition of real estate	52,092	32,371
Additions to real estate:
Accounted for using the operating method	(569,770)	(416,068)
Increase in mortgages and notes receivable	(3,086)	(8,768)
Principal payments on mortgages and notes receivable	14,225	10,668
Cash received from commercial mortgage residual interests	—	286
Payment of lease costs	(969)	(1,583)
Return of investment from unconsolidated affiliate	—	1,220
Other	(781)	(313)
Net cash used in investing activities	(508,289)	(382,187)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Proceeds from line of credit payable	$445,000	$685,900
Repayment of line of credit payable	(619,200)	(751,500)
Payment of interest rate hedge	(3,141)	—
Repayment of mortgages payable	(795)	(19,134)
Proceeds from notes payable	347,406	320,011
Repayment of notes payable	—	(50,000)
Repayment of notes payable – convertible	(246,797)	—
Payment of debt costs	(3,265)	(2,992)
Proceeds from issuance of common stock	263,366	119,259
Proceeds from issuance of Series D preferred stock	—	287,500
Proceeds from issuance of Series E preferred stock	287,500	—
Stock issuance costs	(13,455)	(11,200)
Redemption of Series C preferred stock	—	(92,000)
Payment of Series C preferred stock dividends	—	(1,979)
Payment of Series D preferred stock dividends	(14,285)	(10,688)
Payment of Series E preferred stock dividends	(4,780)	—
Payment of common stock dividends	(139,890)	(124,139)
Net cash provided by financing activities	297,664	349,038
Net increase in cash and cash equivalents	4,454	139,364
Cash and cash equivalents at beginning of year	2,076	2,082
Cash and cash equivalents at end of year	$6,530	$141,446
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$50,667	$50,872
Taxes paid	$212	$125
Supplemental disclosure of noncash investing and financing activities:
Issued 298,896 and 396,577 shares of restricted and unrestricted common stock in 2013 and 2012, respectively, pursuant to NNN’s performance incentive plan	$8,218	$8,576
Issued 12,186 and 12,373 shares of common stock in 2013 and 2012, respectively, to directors pursuant to NNN’s performance incentive plan	$428	$346
Issued 9,044 and 14,836 shares of common stock in 2013 and 2012, respectively, pursuant to NNN’s Deferred Director Fee Plan	$118	$223
Surrender of 241 and of 4,712 shares of restricted common stock in 2013 and 2012, respectively	$7	$113
Change in other comprehensive income	$166	$(382)
Change in lease classification (direct financing lease to operating lease)	$—	$757
Mortgages payable assumed in connection with real estate transactions	$—	$6,634
Mortgage receivable accepted in connection with real estate transactions	$750	$—
Real estate acquired in connection with mortgage receivable foreclosure	$—	$490
Real estate received in note receivable foreclosure	$—	$1,595

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

September 30, 2013
Property Portfolio:
Total properties	1,850
Gross leasable area (square feet)	20,292,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2013, may not be indicative of the results that may be expected for the year ending December 31, 2013. Amounts as of December 31, 2012, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2012.
Principles of Consolidation – NNN’s condensed consolidated financial statements include the accounts of each of the Company's respective majority owned and controlled affiliates, including transactions whereby NNN has been determined to be the primary beneficiary in accordance with the Financial Accounting Standards Board (“FASB”) guidance included in Consolidation. All significant intercompany account balances and transactions have been eliminated. NNN applies the equity method of accounting to investments in partnerships and joint ventures that are not subject to control by NNN due to the significance of rights held by other parties.
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and nine months ended September 30, 2013, NNN recorded $470,000 and $1,010,000, respectively, in capitalized interest and recorded $336,000 and $1,204,000 in capitalized interest during the same periods in 2012, respectively.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases and value of tenant relationships, based in each case on their fair values. Acquisition costs incurred in connection with a business combination are expensed when incurred.
The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is provided to management by a qualified appraiser.
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the applicable option terms if it is probable that the tenant will exercise the option. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant would renew the option whereby the Company would amortize the value attributable to the renewal over the renewal period.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	September 30, 2013	December 31, 2012
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$12,236	$6,679
Value of in-place leases, net	59,365	37,889
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	29,678	23,708
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
Earnings Per Share – Earnings per share have been computed pursuant to the FASB guidance included in Earnings Per Share. Effective January 1, 2009, the guidance requires classification of the Company’s unvested restricted share units, which carry rights to receive nonforfeitable dividends, as participating securities requiring the two-class method of computing earnings per share. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and Diluted Earnings:
Net earnings attributable to NNN	$44,352	$38,015	$115,904	$101,353
Less: Series C preferred stock dividends	—	—	—	(1,979)
Less: Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(10,688)
Less: Series E preferred stock dividends	(4,780)	—	(4,780)	—
Less: Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	—	(3,098)
Net earnings available to NNN’s common stockholders	34,810	33,253	96,839	85,588
Less: Earnings attributable to unvested restricted shares	(135)	(215)	(366)	(525)
Net earnings used in basic earnings per share	34,675	33,038	96,473	85,063
Reallocated undistributed loss	—	(1)	(3)	(4)
Net earnings used in diluted earnings per share	$34,675	$33,037	$96,470	$85,059

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	121,096,076	108,461,120	117,973,443	107,039,590
Less: Unvested restricted stock	(469,370)	(696,270)	(441,588)	(652,890)
Less: Contingent shares	(338,816)	(276,915)	(309,692)	(246,698)
Weighted average number of shares outstanding used in basic earnings per share	120,287,890	107,487,935	117,222,163	106,140,002
Effects of dilutive securities:
Contingent shares	—	—	—	8,459
Convertible notes payable	768,843	2,692,153	1,963,457	1,787,275
Common stock options	—	—	—	1,287
Directors’ deferred fee plan	173,499	159,617	170,574	154,886
Weighted average number of shares outstanding used in diluted earnings per share	121,230,232	110,339,705	119,356,194	108,091,909
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

Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)	Unrealized Gains and Losses on Commercial Mortgage Residual Interests (2)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2012	$(5,693)	$3,244	$67	$(2,382)

Other comprehensive income (loss)	(3,141)	2,544	125	(472)
Reclassifications from accumulated other comprehensive income to net earnings	306	—	—	306	(3)
Net current period other comprehensive income (loss)	(2,835)	2,544	125	(166)
Ending balance, September 30, 2013	$(8,528)	$5,788	$192	$(2,548)
1) Additional disclosure is included in Note 10 - Derivatives.
2) Additional disclosure is included in Note 3 - Commercial Mortgage Residual Interests.
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
In July 2013, the FASB issued ASU 2013-10. The amendments in this update permit the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate) to be used as a United States benchmark interest rate for hedge accounting purposes under Topic 815, in addition to treasury obligations of the United States Government and the London Interbank Offered Rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
In July 2013, the FASB issued ASU 2013-11. The objective of the amendments in this update is to eliminate the diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the update are that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented, with certain exceptions, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. NNN is currently evaluating ASU 2013-11 to determine the potential impact, if any, its adoption will have on NNN's financial position and results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2013
Lease classification:
Operating	1,861
Direct financing	13
Building portion – direct financing / land portion – operating	4
Weighted average remaining lease term	12 Years
The leases generally provide for periodic increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the property. Generally, the leases of the Properties provide the tenant with one or more multi-year renewal options, and the terms and conditions of the lease for the renewal options remain the same as for the initial term, except for increases in rent in the renewal options.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2013	December 31, 2012
Land and improvements	$1,637,830	$1,473,671
Buildings and improvements	2,904,914	2,563,729
Leasehold interests	1,290	1,290
	4,544,034	4,038,690
Less accumulated depreciation and amortization	(393,339)	(331,781)
	4,150,695	3,706,909
Work in progress	71,197	86,507
	$4,221,892	$3,793,416

Real Estate – Held For Sale
As of September 30, 2013 and December 31, 2012, NNN categorized 10 of its Properties as held for sale. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2013	December 31, 2012
Property held for sale:
Land and improvements	$10,591	$10,445
Building and improvements	17,935	17,773
Accounted for using the direct financing method	464	525
Work in process	—	72
	28,990	28,815
Less accumulated depreciation and amortization	(2,033)	(1,997)
Less impairment	(10,165)	(8,119)
	$16,792	$18,699

In March 2013, NNN completed a strategic review of its Properties held for sale and reclassified 15 Properties that were previously held for sale to held for investment, included in Real Estate – Portfolio.

Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties included in discontinued operations (dollars in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Discontinued operations (1)	22	$1,228	8	$1,694	31	$4,249	18	$4,446
Noncontrolling interests		—		—		153		—
		$1,228		$1,694		$4,402		$4,446
(1) None of the gains from property sales for the period were reported in continuing operations.
Real Estate – Commitments
In connection with improvements to leased Properties, NNN has the following funding commitments (dollars in thousands):

	September 30, 2013
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real estate – portfolio	51	$147,084	$109,852	$37,232
(1) Includes land, construction costs and tenant improvements.
Real Estate – Impairments
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
As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Continuing operations	$—	$3,223	$1,957	$3,258
Discontinued operations	727	5,440	2,046	5,785
Impairment recoveries – discontinued operations	(728)	—	—	—
	$(1)	$8,663	$4,003	$9,043

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

Note 3 – Commercial Mortgage Residual Interests:

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

Due to the expected timing of future cash flows relating to the Residuals, the independent valuation adjusted certain of the valuation assumptions. The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2013	December 31, 2012
Discount rate (1)	20% or 25%	25%
Average life equivalent CPR(2) speeds range	0.80% to 19.39% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.07% - 3.97% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve
(1) For September 30, 2013, three of the securitizations have a 20% discount rate and four have a 25% discount rate.
(2) Conditional prepayment rate.

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in the condensed consolidated statements of earnings (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized gains	$376	$—	$1,595	$213
Other than temporary valuation impairment	$16	$—	$16	$2,718

Note 4 – Line of Credit Payable:
NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $49,975,000 and a weighted average interest rate of 1.4% during the nine months ended September 30, 2013. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2013, there was no outstanding balance and $500,000,000 was available for future borrowings under the Credit Facility.

Note 5 – Notes Payable:
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
NNN received approximately $344,266,000 of proceeds in connection with the issuance of the 2023 Notes, net of debt issuance costs totaling $3,140,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

Note 6 – Notes Payable – Convertible:
NNN recorded the following in interest expense relating to the 3.950% convertible senior notes due 2026 (the "2026 Notes") and the 5.125% convertible senior notes due 2028 (the "2028 Notes") (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest expense	$26	$4,227	$5,400	$12,682
Noncash interest charges	—	1,082	2,072	3,189
Amortization of debt costs	—	291	566	851
Total interest expense	$26	$5,600	$8,038	$16,722
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
As of December 31, 2012, $223,035,000 of the principal amount of 2028 Notes were outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. As of September 30, 2013, holders of the remaining balance of $222,905,000 principal amount of 2028 Notes had elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 of settled notes. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.

Note 7 – Stockholders' Equity:
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2013	2012
Series C preferred stock (1):
Dividends	$—	$1,979
Per share	—	0.5378

Series D preferred stock (3):
Dividends	14,285	10,688
Per share	1.2422	0.9293

Series E preferred stock (2)(3):
Dividends	4,780	—
Per share	0.4156	—

Common stock:
Dividends	139,890	124,139
Per share	1.195	1.165
1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the nine months ended September 30, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series E preferred stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date.
3) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.
In October 2013, NNN declared a dividend of $0.405 per share, which is payable in November 2013 to its common stockholders of record as of October 31, 2013.

Preferred Stock Issuances – In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
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
In March 2012, NNN redeemed all 3,680,000 outstanding depositary shares representing interests in its 7.375% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock was redeemed at a price of $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of approximately $25.0768 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000, representing Series C Preferred Stock issuance costs.
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
At The Market Offerings – In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2013	2012
Shares of common stock	4,676,542	2,251,798
Average price per share (net)	$32.60	$28.97
Net proceeds	152,435	65,245
Stock issuance costs (1)	2,161	1,171
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
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

Nine Months Ended September 30, 2013
Shares of common stock	2,280,450
Average price per share (net)	$37.82
Net proceeds	86,237
Stock issuance costs (1)	1,585
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
Dividend Reinvestment and Stock Repurchase Plan – In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Shares of common stock	634,146	1,994,113
Net proceeds	$21,159	$52,781

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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2010 through 2013. NNN also files tax returns in many states with varying open years under statute.

Note 9 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to Properties which were sold or were held for sale as of September 30, 2013, as discontinued operations. The following is a summary of the earnings (loss) from discontinued operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$791	$1,606	$1,999	$5,796
Earned income from direct financing leases	12	37	38	121
Real estate expense reimbursement from tenants	63	124	231	323
Interest and other income from real estate transactions	1	4	37	38
	867	1,771	2,305	6,278
Operating expenses:
General and administrative	3	2	218	7
Real estate	219	305	479	846
Depreciation and amortization	148	301	297	1,204
Impairment losses and other charges, net of recoveries	(1)	5,440	2,046	5,785
	369	6,048	3,040	7,842
Other expenses:
Interest expense	136	183	444	552
	136	183	444	552
Earnings (loss) before gain on disposition of real estate and income tax expense	362	(4,460)	(1,179)	(2,116)
Gain on disposition of real estate	1,228	1,694	4,402	4,446
Income tax expense	(411)	(37)	(429)	(99)
Earnings (loss) from discontinued operations attributable to NNN including noncontrolling interests	1,179	(2,803)	2,794	2,231
Earnings attributable to noncontrolling interests	(7)	(2)	(223)	(10)
Earnings (loss) from discontinued operations attributable to NNN	$1,172	$(2,805)	$2,571	$2,221

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
In April 2013, NNN terminated four forward starting swaps with an aggregate notional amount of $240,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps, designated as cash flow hedges, was a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the 2023 Notes.
As of September 30, 2013, $8,528,000 remained in other comprehensive income related to the effective portion of NNN’s 2013 and previous interest rate hedges. During the nine months ended September 30, 2013 and 2012, NNN reclassified out of comprehensive income $306,000 and $171,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $703,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2013.

Note 11 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Nine Months Ended
September 30, 2013
Balance at beginning of period	$13,096
Total gains (losses) – realized/unrealized:
Included in earnings	(16)
Included in other comprehensive income	1,595
Interest income on Residuals	1,789
Cash received from Residuals	(1,709)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$14,755
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(328)

Note 12 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2013 and December 31, 2012, approximate fair value based upon current market prices of similar issues. At September 30, 2013 and December 31, 2012, the fair value of NNN’s notes payable was $1,559,656,000 and $1,585,756,000, respectively, based upon quoted market prices, which is a level one valuation since NNN's debt is publicly traded.

Note 13 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2013, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

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
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests (the "Residuals"). NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio”).
As of September 30, 2013, NNN owned 1,850 Properties, with an aggregate gross leasable area of approximately 20,292,000 square feet, located in 47 states. Approximately 98 percent of the Properties in the Property Portfolio were leased as of September 30, 2013.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio:

	September 30, 2013	December 31, 2012	September 30, 2012
Properties Owned:
Number	1,850	1,622	1,530
Total gross leasable area (square feet)	20,292,000	19,168,000	18,331,000
Properties:
Leased and unimproved land	1,814	1,588	1,497
Percent of Properties – leased and unimproved land	98%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased	19,728,000	18,524,000	17,755,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2013	December 31, 2012	September 30, 2012
1.	Convenience stores	19.9%	19.8%	21.6%
2.	Restaurants - full service	9.8%	10.7%	11.3%
3.	Automotive service	7.6%	7.6%	6.4%
4.	Restaurants - limited service	5.4%	5.2%	3.5%
5.	Automotive parts	5.1%	5.6%	5.8%
6.	Theaters	4.4%	4.7%	4.5%
7.	Banks	4.1%	0.2%	0.2%
8.	Health and fitness	4.0%	3.7%	2.8%
9.	Sporting goods	3.7%	4.0%	4.5%
10.	Wholesale clubs	3.1%	3.4%	3.6%
	Other	32.9%	35.1%	35.8%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Acquisitions:
Number of Properties	35	30	261	124
Gross leasable area (square feet)	243,000	575,000	1,468,000	2,048,000
Total dollars invested(1)	$90,070	$139,600	$570,334	$452,558
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through available cash, borrowings under its unsecured revolving Credit Facility (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Number of properties	22	8	31	18
Gross leasable area (square feet)	169,000	40,000	301,000	141,000
Net sales proceeds	$35,971	$20,347	$52,585	$32,088
Net gain, net of non-controlling interest	$1,228	$1,694	$4,402	$4,446

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter and nine months ended September 30, 2013, rental income increased primarily due to an increase in rental income from property acquisitions (See “Results of Operations - Property Analysis - Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
	2013	2012	2013	2012	Percent Increase (Decrease)	2013	2012	2013	2012	Percent Increase (Decrease)
			Percent of Total					Percent of Total
Rental Income(1)	$96,573	$80,628	96.0%	95.5%	19.8%	$277,013	$231,003	95.8%	95.0%	19.9%
Real estate expense reimbursement from tenants	3,113	2,658	3.1%	3.1%	17.1%	9,203	8,024	3.2%	3.3%	14.7%
Interest and other income from real estate transactions	341	512	0.3%	0.7%	(33.4)%	1,095	1,982	0.4%	0.8%	(44.8)%
Interest income on commercial mortgage residual interests	594	593	0.6%	0.7%	0.2%	1,789	2,064	0.6%	0.9%	(13.3)%
Total revenues from continuing operations	$100,621	$84,391	100.0%	100.0%	19.2%	$289,100	$243,073	100.0%	100.0%	18.9%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter and Nine Months Ended September 30, 2013 versus Quarter and Nine Months Ended September 30, 2012
Rental Income. Rental Income increased as a percent of the total revenues from continuing operations but remained relatively stable as a percentage of total revenues for the quarter and nine months ended September 30, 2013, as compared to the same periods in 2012. The increase is primarily due to the acquisition of 261 properties with aggregate gross leasable area of approximately 1,468,000 square feet during the nine months ended September 30, 2013 and 232 properties with aggregate gross leasable area of approximately 2,955,000 square feet during 2012.
Real Estate Expense Reimbursement from Tenants. Real estate expense reimbursements from tenants increased for the quarter and nine months ended September 30, 2013, as compared to the same periods in 2012, but was consistent as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from certain properties acquired in 2012.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2013, primarily due to an increase in depreciation expense from certain Properties acquired in 2013. The following table summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2013	2012		2013	2012	2013	2012
General and administrative	$7,534	$8,653	(12.9)%	19.9%	26.2%	7.5%	10.3%
Real estate	4,420	3,842	15.0%	11.7%	11.7%	4.4%	4.6%
Depreciation and amortization	25,856	17,242	50.0%	68.4%	52.3%	25.7%	20.4%
Impairment – commercial mortgage residual interests valuation	16	—	N/C (1)	—%	—%	—%	—%
Impairment losses and other charges, net of recoveries	—	3,223	(100.0)%	—%	9.8%	—%	3.8%
Total operating expenses	$37,826	$32,960	14.8%	100.0%	100.0%	37.6%	39.1%

Interest and other income	$(722)	$(1,194)	(39.5)%	(3.7)%	(5.5)%	(0.7)%	(1.4)%
Interest expense	19,989	23,039	(13.2)%	103.7%	105.5%	19.9%	27.3%
Total other expenses	$19,267	$21,845	(11.8)%	100.0%	100.0%	19.2%	25.9%
(1) Not Calculable ("N/C")
The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2013	2012		2013	2012	2013	2012
General and administrative	$25,209	$23,282	8.3%	22.5%	24.4%	8.7%	9.6%
Real estate	12,580	12,376	1.6%	11.2%	13.0%	4.4%	5.1%
Depreciation and amortization	72,126	53,574	34.6%	64.5%	56.3%	24.9%	22.1%
Impairment – commercial mortgage residual interests valuation	16	2,718	(99.4)%	—%	2.9%	—%	1.1%
Impairment losses and other charges, net of recoveries	1,972	3,258	(39.5)%	1.8%	3.4%	0.7%	1.3%
Total operating expenses	$111,903	$95,208	17.5%	100.0%	100.0%	38.7%	39.2%

Interest and other income	$(1,433)	$(1,913)	(25.1)%	(2.2)%	(3.2)%	(0.5)%	(0.8)%
Interest expense	65,210	62,425	4.5%	102.2%	103.2%	22.6%	25.7%
Total other expenses	$63,777	$60,512	5.4%	100.0%	100.0%	22.1%	24.9%

Quarter and Nine Months Ended September 30, 2013 versus Quarter and Nine Months Ended September 30, 2012
General and Administrative Expenses.  General and administrative expenses decreased for the quarter ended September 30, 2013 and increased for the nine months ended September 30, 2013, as compared to the same periods in 2012. General and administrative expenses decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in general and administrative expenses for the quarter ended September 30, 2013 is primarily due to decreases in incentive compensation. The increase in general and administrative expenses for the nine months ended September 30, 2013 is primarily attributable to increases in real estate acquisition costs.

Depreciation and Amortization.   Depreciation and amortization expenses increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and nine months ended September 30, 2013, as compared to the quarter and nine months ended September 30, 2012. The increase is primarily due to depreciation expense from the 261 properties with aggregate gross leasable area of approximately 1,468,000 square feet acquired during the nine months ended September 30, 2013 and the 232 properties with aggregate gross leasable area of approximately 2,955,000 square feet acquired during 2012.
Impairment – Commercial Mortgage Residual Interests Valuation.  In connection with the independent valuations of the Residuals' fair value, during the nine months ended September 30, 2013 and 2012, NNN recorded an other than temporary valuation adjustment of $16,000 and $2,718,000, respectively, as a reduction of earnings from operations.
Impairment Charges and Other Losses, Net of Recoveries. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Generally, NNN evaluates a possible impairment by comparing the subject asset's estimated future cash flows to its current net book value. If an impairment is indicated, an impairment is recognized to the extent the current book value of the respective asset exceeds the fair value of the asset. During the quarter ended September 30, 2013, no real estate impairments were recorded as compared to $3,223,000 recorded during the same period in 2012. During the nine months ended September 30, 2013 and 2012, NNN recorded $1,957,000 and $3,258,000, respectively, of real estate impairments.
Interest Expense.  Interest expense decreased for the quarter and increased for the nine months ended September 30, 2013, as compared to the same periods in 2012.
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

(vi)
the settlement of $223,035,000 principal amount of 5.125% convertible notes payable, of which $91,000 was settled in the second quarter 2013 and the remaining $222,944,000 was settled in the third quarter 2013; and

(vii)
a $22,830,000 and $3,443,000 decrease in the weighted average debt outstanding on the credit facility for the quarter and nine months ended September 30, 2013, respectively, and a slightly lower weighted average interest rate for the nine months ended September 30, 2013, as compared to the same period in 2012.

Discontinued Operations
Earnings. NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at September 30, 2013.
The following table summarizes the earnings (loss) from discontinued operations for the quarters ended September 30 (dollars in thousands):

	2013			2012
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	22	$1,228	$1,179	8	$1,694	$(2,803)
Noncontrolling interests	—	—	(7)	—	—	(2)
	22	$1,228	$1,172	8	$1,694	$(2,805)

The following table summarizes the earnings from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2013			2012
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	31	$4,402	$2,794	18	$4,446	$2,231
Noncontrolling interests	—	—	(223)	—	—	(10)
	31	$4,402	$2,571	18	$4,446	$2,221

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
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents:
Provided by operating activities	$215,079	$172,513
Used in investing activities	(508,289)	(382,187)
Provided by financing activities	297,664	349,038
Increase	4,454	139,364
Net cash at beginning of period	2,076	2,082
Net cash at end of period	$6,530	$141,446

Cash provided by operating activities represents cash received primarily from rental income from tenants and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain Properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain Properties, has been sufficient to pay the distributions for each period presented. NNN generally uses proceeds from its credit facility or from offerings of equity or debt securities in the capital markets to fund the acquisition of its Properties. The change in cash provided by operations for the quarter and nine months ended September 30, 2013 and 2012, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the nine months ended September 30, 2013, included the following significant transactions:

•	$174,200,000 in net payments on NNN's Credit Facility,

•
$277,644,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") in May,

•	$21,159,000 in net proceeds from the issuance of 634,146 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$238,672,000 in net proceeds from the issuance of 6,956,992 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$139,890,000 in dividends paid to common stockholders,

•	$14,285,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$4,780,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock,

•	$344,266,000 in net proceeds from the issuance of the 3.30% notes payable in April,

•	$20,565,000 paid in the first quarter to settle the remaining $15,537,000 principal amount of the 3.95% convertible notes payable, and

•	$226,231,000 paid to settle the $223,035,000 principal amount of the 5.125% convertible notes payable.
Contractual Obligations and Commercial Commitments. As of September 30, 2013, NNN has agreed to fund construction commitments in connection with the improvements of leased Properties as outlined in the table below (dollars in thousands):

	September 30, 2013
	# of Properties	Total Commitment(1)	Amount Funded	Remaining Commitment
Real estate – portfolio	51	$147,084	$109,852	$37,232
(1) Includes land, construction costs and tenant improvements.
 As of September 30, 2013, NNN did not have any material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2012. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of unforeseen significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2013, NNN owned 36 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2013	2012
Series C preferred stock (1):
Dividends	$—	$1,979
Per share	—	0.5378

Series D preferred stock (3):
Dividends	14,285	10,688
Per share	1.2422	0.9293

Series E preferred stock (2)(3):
Dividends	4,780	—
Per share	0.4156	—

Common stock:
Dividends	139,890	124,139
Per share	1.195	1.165

1) The Series C preferred stock was redeemed in March 2012. The dividends paid during the nine months ended
September 30, 2012 include accumulated and unpaid dividends through the redemption date.
2) The Series E preferred stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date.
3) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In October 2013, NNN declared a dividend of $0.405 per share which is payable in November 2013 to its common stockholders of record as of October 31, 2013.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2013	Percentage of Total	December 31, 2012	Percentage of Total
Line of credit payable	$—	—	$174,200	11.0%
Mortgages payable	9,764	0.6%	10,602	0.7%
Notes payable – convertible	—	—	236,500	14.9%
Notes payable	1,513,884	99.4%	1,165,662	73.4%
Total outstanding debt	$1,523,648	100.0%	$1,586,964	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $49,975,000 and a weighted average interest rate of 1.4% during the nine months ended September 30, 2013. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 117.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2013, there was no outstanding balance and $500,000,000 was available for future borrowings, under the Credit Facility.
Notes Payable – Convertible. NNN recorded the following in interest expense relating to the 3.950% convertible senior notes due 2026 (the "2026 Notes") and the 5.125% convertible senior notes due 2028 (the "2028 Notes") (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual interest expense	$26	$4,227	$5,400	$12,682
Noncash interest charges	—	1,082	2,072	3,189
Amortization of debt costs	—	291	566	851
Total interest expense	$26	$5,600	$8,038	$16,722
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
As of December 31, 2012, $223,035,000 of the principal amount of 2028 Notes were outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. As of September 30, 2013, holders of the remaining balance of $222,905,000 principal amount of 2028 Notes had elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 of settled notes. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.
Notes Payable. In April 2013, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued an aggregate $350,000,000 principal amount of 3.300% Notes due April 2023 (the “2023 Notes”). The 2023 Notes were sold at a discount with an aggregate purchase price of $347,406,000 with interest payable semi-annually commencing on October 15, 2013. The discount of $2,594,000 is being amortized to interest expense over the term of the note using the effective interest method. The effective interest rate for the 2023 Notes after accounting for note discount is 3.388%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $240,000,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2023 Notes using the effective interest method.
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
NNN received approximately $344,266,000 of proceeds in connection with the issuance of the 2023 Notes, net of debt issuance costs totaling $3,140,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

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
A description of NNN’s outstanding series of publicly held notes is found under "Debt – Notes Payable" above.

7.375% Series C Cumulative Redeemable Preferred Stock.  In October 2006, NNN issued 3,680,000 depositary shares, each representing 1/100th of a share of Series C Preferred Stock.
In March 2012, NNN redeemed all 3,680,000 outstanding depositary shares representing interests in its Series C Preferred Stock. The Series C Preferred Stock was redeemed at a price of $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of approximately $25.0768 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000 of Series C Preferred Stock issuance costs.
6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN consummated an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares issued in connection with the underwriters' over-allotment), each representing a 1/100th interest in a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. NNN used these net offering proceeds to redeem the 7.375% Series C Preferred Stock for an aggregate redemption price of $92,000,000, excluding accumulated dividends of $283,000. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of October 30, 2013, the Series D Preferred Stock was not redeemable or convertible.
5.700% Series E Cumulative Redeemable Preferred Stock. In May 2013, NNN closed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares issued in connection with the underwriters' over-allotment), each representing a 1/100th interest in a share of its newly designated 5.700% Series E Cumulative Redeemable Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,856,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. The Company used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
Holders of the Series E depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.700% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.425 per depositary share). The Series E Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series E Preferred Stock underlying the depositary shares on or after May 30, 2018, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series E Preferred Stock, NNN may redeem the Series E Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series E Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of October 30, 2013, the Series E Preferred Stock was not redeemable or convertible.

Common Stock Issuances. In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2013	2012
Shares of common stock	4,676,542	2,251,798
Average price per share (net)	$32.60	$28.97
Net proceeds	152,435	65,245
Stock issuance costs (1)	2,161	1,171
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
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

Nine Months Ended September 30, 2013
Shares of common stock	2,280,450
Average price per share (net)	$37.82
Net proceeds	86,237
Stock issuance costs (1)	1,585
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

	Nine Months Ended September 30,
	2013	2012
Shares of common stock	634,146	1,994,113
Net proceeds	$21,159	$52,781

Commercial Mortgage Residual Interests

The following table summarizes the key assumptions used in determining the value of the Residuals as of:

	September 30, 2013	December 31, 2012
Discount rate(1)	20% or 25%	25%
Average life equivalent CPR(2) speeds range	0.80% to 19.39% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.07% - 3.97% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1) For September 30, 2013, three of the securitizations have a 20% discount rate and four have a 25% discount rate.
(2) Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized gains	$376	$—	$1,595	$213
Other than temporary valuation impairment	16	—	16	2,718

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2013, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2013, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2013 and December 31, 2012. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2013. The table incorporates only those debt obligations that existed as of September 30, 2013, and it does not consider those debt obligations or positions which could arise after this date. NNN's Credit Facility had a zero outstanding balance at September 30, 2013, and $174,200,000 outstanding at December 31, 2012. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2013.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2013	$289	6.98%	$—	—
2014	1,158	6.90%	149,961	5.91%
2015	1,207	6.86%	149,893	6.19%
2016	6,842	5.95%	—	—
2017	146	8.03%	249,573	6.92%
Thereafter	122	9.00%	964,457	4.29%
Total	$9,764	6.34%	$1,513,884	5.07%
Fair Value:
September 30, 2013	$9,764		$1,559,656
December 31, 2012	$10,602		$1,585,756

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses
Bloomberg to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $14,755,000 and $13,096,000 as of September 30, 2013 and December 31, 2012, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2013 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.13
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.14
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.15
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.16
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

4.19
Specimen certificate representing the 5.700% Series E Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 5th day of November, 2013.

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

4.13
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.14
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.15
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.16
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

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

4.19
Specimen certificate representing the 5.700% Series E Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

4.20
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 30, 2013 and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).