Form 10-K
period 2013-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2014-02-19
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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
450 South Orange Avenue, Suite 900
Orlando, Florida 32801
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (407) 265-7348
Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value 6.625% Series D Preferred Stock, $0.01 par value 5.700% Series E Preferred Stock, $0.01 par value	Name of exchange on which registered: New York Stock Exchange New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2013 was $4,057,865,000.
The number of shares of common stock outstanding as of February 11, 2014 was 122,002,008.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment (“Properties” or “Property Portfolio”). As of December 31, 2013, NNN owned 1,860 Properties with an aggregate gross leasable area of 20,402,000 square feet, located in 47 states. Approximately 98 percent of the Properties in NNN’s Property Portfolio were leased as of December 31, 2013.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 31, 2014, NNN employed 62 full-time associates including executive and administrative personnel.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has an Internet website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge.

The common shares of National Retail Properties, Inc. are traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol “NNN.” The depositary shares, each representing a 1/100th of a share of 6.625% Series D Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series D Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol “NNNPRD.” The depositary shares, each representing a 1/100th of a share of 5.700% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series E Preferred Stock”), of NNN are traded on the NYSE under the ticker symbol “NNNPRE.”
Business Strategies and Policies
The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and/or the Board of Directors and, in general, may be amended or revised from time to time by management and/or the Board of Directors without a vote of NNN’s stockholders.
Operating Strategies
NNN’s strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants’ lines of trade. Management believes that these types of properties, generally leased pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as insurance, utilities, repairs, maintenance, capital expenditures, real estate taxes, assessments and other governmental charges. Initial lease terms are generally 15 to 20 years.
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
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators include the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, industry trends and industry performance compared to that of NNN.
In some cases, NNN’s investment in real estate is in the form of mortgages or other loans which may be secured by real estate or a borrower’s pledge of ownership interests in the entity that owns the real estate or other assets. These investments, which represent less than approximately one-percent of NNN's total assets, may be subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans.
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 24 consecutive years, one of only four publicly traded REIT's to do so.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to identify, underwrite and acquire properties.
In evaluating a particular acquisition, management may consider a variety of factors, including:

•	the location, visibility and accessibility of the property,

•
the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth, market rents, and existing or potential competing properties or retailers,

•	the size and age of the property,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the quality of construction and design and the current physical condition of the property,

•	the property level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any existing leases,

•	the rent to be paid by the tenant, and

•	the potential for, and current extent of, any environmental problems.
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
Investments in Real Estate Mortgages, Commercial Mortgage Residual Interests, and Securities of or Interests in Persons Engaged in Real Estate Activities
While NNN’s primary business objectives emphasize retail properties, NNN may invest in (i) a wide variety of property and tenant types, (ii) leases, mortgages, commercial mortgage residual interests and other types of real estate interests, (iii) loans secured by personal property, (iv) loans secured by partnerships or membership interests in partnerships or limited liability companies, respectively, or (v) securities of other REITs, or other issuers, including for the purpose of exercising control over such entities. For example, NNN from time to time has made investments in mortgage loans, has held mortgages on properties that NNN has sold and has made other loans related to properties acquired or sold.
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
NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $500,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2013, $46,400,000 was outstanding and $453,600,000 was available for future borrowings under the Credit Facility.
As of December 31, 2013, NNN’s ratio of total debt to total gross assets (before accumulated depreciation) was approximately 32 percent and the ratio of secured indebtedness to total gross assets was less than one-percent. The ratio of total debt to total market capitalization was approximately 28 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances.
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
Property Portfolio
As of December 31, 2013, NNN owned 1,860 Properties with an aggregate gross leasable area of 20,402,000 square feet, located in 47 states. Approximately 98 percent of total Properties in the Property Portfolio were leased as of December 31, 2013.

The following table summarizes NNN’s Property Portfolio as of December 31, 2013 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	5	100	$8,882	$5	$920
Building	142	1	11	29,373	19	1,674

(1)	Approximate square feet.

(2)	Costs vary depending upon size and local demographic factors.

As of December 31, 2013, NNN has agreed to fund construction commitments on leased Properties, estimated to be completed within 12 months, as outlined in the table below (dollars in thousands):

Number of properties	48
Total commitment(1)	$145,818
Amount funded	99,024
Remaining commitment	46,794

(1)	Includes land, construction costs and tenant improvements.
As of December 31, 2013, NNN did not have any tenant that accounted for ten percent or more of its rental income.
Leases
The following is a summary of the general structure of NNN’s Property leases, although the specific terms of each lease can vary. Generally, the Property leases provide for initial terms of 15 to 20 years. As of December 31, 2013, the weighted average remaining lease term of the Property Portfolio was approximately 12 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. NNN's Property leases provide for annual base rental payments (payable in monthly installments) ranging from $1,000 to $2,607,000 (average of $211,000), and generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or, to a lesser extent, increases in the tenant’s sales volume.
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
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2013:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2014	1.4%	32	434,000	2020	3.1%	97	916,000
2015	1.6%	32	482,000	2021	4.6%	99	918,000
2016	1.7%	32	567,000	2022	6.9%	92	1,150,000
2017	3.5%	46	1,009,000	2023	3.3%	54	962,000
2018	8.3%	186	1,957,000	Thereafter	62.1%	1,092	10,472,000
2019	3.5%	57	1,005,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2013.

(2)	Approximate square feet.

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2013	2012	2011
1.	Convenience stores	19.7%	19.8%	24.6%
2.	Restaurants - full service	9.7%	10.7%	9.4%
3.	Automotive service	7.6%	7.6%	4.9%
4.	Restaurants - limited service	5.5%	5.2%	3.6%
5.	Automotive parts	5.1%	5.6%	6.5%
6.	Theaters	4.5%	4.7%	5.0%
7.	Health and fitness	4.3%	3.7%	2.6%
8.	Banks	4.1%	0.2%	0.2%
9.	Sporting goods	3.7%	4.0%	4.8%
10.	Recreational vehicle dealers, parts and accessories	3.2%	2.7%	2.3%
	Other	32.6%	35.8%	36.1%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table shows the top 10 states in which NNN’s Properties are located as of December 31, 2013:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	369	20.4%
2.	Florida	164	10.5%
3.	Illinois	63	5.3%
4.	Georgia	102	4.8%
5.	North Carolina	98	4.7%
6.	Virginia	85	4.6%
7.	Indiana	75	3.9%
8.	California	38	3.5%
9.	Ohio	55	3.4%
10.	Pennsylvania	95	3.3%
	Other	716	35.6%
		1,860	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2013.
 Mortgages and Notes Receivable
Mortgage notes are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2013	2012
Mortgages and notes receivable	$16,942	$26,952
Accrued interest receivable	177	858
Unamortized discount	—	(40)
	$17,119	$27,770

Commercial Mortgage Residual Interests
Orange Avenue Mortgage Investments, Inc. (“OAMI”), a wholly owned and consolidated subsidiary of NNN, holds the residual interests (“Residuals”) from seven commercial real estate loan securitizations. Each of the Residuals is reported at fair value based upon an independent valuation; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $11,721,000 and $13,096,000 at December 31, 2013 and 2012, respectively.
Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy that covers substantially all of the properties which expires in August 2018. As a part of its acquisition due diligence process, NNN generally obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.
As of February 12, 2014, NNN has 70 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 12, 2014, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
Other Regulations.  State and local fire, life-safety and similar entities regulate the use of NNN’s Properties. NNN’s leases generally require each tenant to undertake primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

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

•	the recognition of impairment charges on or reduced values of NNN’s Properties, which may adversely affect NNN's results of operations;

•	reduced values of NNN's Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing; and

•
the value and liquidity of NNN’s short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold NNN’s cash deposits or the institutions or assets in which NNN has made short-term investments, the dislocation of the markets for NNN’s short-term investments, increased volatility in market rates for such investments or other factors.

NNN may be unable to obtain debt or equity capital on favorable terms, if at all.
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2014 and 2023. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive than NNN’s existing capital which would have an adverse impact on NNN’s business, financial condition or results of operations.
Tenants loss of revenues could reduce NNN’s cash flow.
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing or the expansion of e-commerce could severely impact their ability to pay rent. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies in NNN’s Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each such vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or NNN may not be able to re-lease the vacant Property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.
A significant portion of the source of NNN’s Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and in specific geographic locations.
As of December 31, 2013, approximately,

•	47.7% of NNN’s Property Portfolio annual base rent is generated from five retail lines of trade, including convenience stores (19.7%) and full-service restaurants (9.7%),

•
22.7% of NNN’s Property Portfolio annual base rent is generated from five tenants, including Susser Holdings Corp. (5.0%), Mister Car Wash (4.9%), The Pantry, Inc. (4.4%), 7-Eleven, Inc. (4.2%) and LA Fitness (4.2%), and

•	45.6% of NNN’s Property Portfolio annual base rent is generated from five states, including Texas (20.4%) and Florida (10.5%).
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
NNN’s economic performance and the value of its real estate assets are subject to the risk that if NNN’s Properties do not generate revenues sufficient to meet its operating expenses, including debt service, NNN’s cash flow and ability to pay distributions to its shareholders will be adversely affected. As a real estate company, NNN is susceptible to the following real estate industry risks, which are beyond its control:

•	changes in national, regional and local economic conditions and outlook,

•	decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store based retailing,

•	economic downturns in the areas where NNN’s Properties are located,

•	adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, intense competition for tenants, or a demographic change,

•	changes in tenant or consumer preferences that reduce the attractiveness of NNN’s Properties to tenants,

•	changes in zoning, regulatory restrictions, or tax laws, and

•	changes in interest rates or availability of financing.
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

As of February 12, 2014, NNN has 70 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy that covers substantially all of its Properties which expires in August 2018. However, the policy is subject to exclusions and limitations and does not cover all of the Properties owned by NNN, and for those Properties covered under the policy, insurance may not fully compensate NNN for any environmental liability. NNN has no assurance that the insurer on its environmental insurance policy will be able to meet its obligations under the policy. NNN may not desire to renew the environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.
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
As of December 31, 2013, the Residuals had a carrying value of $11,721,000. The value of these Residuals is based on assumptions made by NNN to determine their fair value. These assumptions include, but are not limited to, discount rate, loan loss, prepayment speed and interest rate assumptions made by NNN to determine their fair value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.
NNN may suffer a loss in the event of a default or bankruptcy of a borrower.
If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets. These agreements are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. As of December 31, 2013, mortgages and notes receivables had an outstanding principal balance of $16,942,000. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit

NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
Certain provisions of NNN’s leases or loan agreements may be unenforceable.
NNN’s rights and obligations with respect to its leases, mortgage loans or other loans are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable, such as a particular remedy, a loan prepayment provision or a provision governing NNN’s security interest in the underlying collateral of a borrower or lessee. NNN could be adversely impacted if this were to happen with respect to an asset or group of assets.
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
NNN may not complete suitable property acquisitions or developments on advantageous terms, if at all, due to competition for such properties with others engaged in real estate investment activities or lack of properties for sale on terms deemed acceptable to NNN. NNN’s inability to successfully acquire or develop new properties may affect NNN’s ability to achieve anticipated return on investment or realize its investment strategy, which could have an adverse effect on its results of operations.
NNN's loss of key management personnel could adversely affect performance and the value of its common stock.
NNN is dependent on the efforts of its key management. Competition for senior management personnel can be intense and NNN may not be able to retain its key management. Although NNN believes qualified replacements could be found for any departures of key management, the loss of their services could adversely affect NNN's performance and the value of its common stock.
Uninsured losses may adversely affect NNN’s operating results and asset values.
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
Terrorist attacks or other acts of violence may negatively affect NNN’s operations. There can be no assurance that there will not be terrorist attacks against businesses within the United States. These attacks may directly or indirectly impact NNN’s physical facilities or the businesses or the financial condition of its tenants, developers, borrowers, lenders or financial institutions with which NNN has a relationship. The United States is engaged in armed conflict, which could have an impact on these parties. The consequences of armed conflict are unpredictable, and NNN may not be able to foresee events that could have an adverse effect on its business or be insured for such.
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
As of December 31, 2013, NNN owned 33 vacant, un-leased Properties, which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of January 31, 2014, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2013, NNN had total mortgage debt outstanding of approximately $9,475,000, total unsecured notes payable of $1,514,184,000 and $46,400,000 outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2013, NNN had approximately $1,570,059,000 of outstanding indebtedness, of which approximately $9,475,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•	incur or guarantee additional debt,

•	make certain distributions, investments and other restricted payments,

•	enter into transactions with certain affiliates,

•	create certain liens,

•	consolidate, merge or sell NNN’s assets, and

•	pre-pay debt.
NNN’s secured debt instruments generally contain customary covenants, including, among others, provisions:

•	requiring the maintenance of the property securing the debt,

•	restricting its ability to sell, assign or further encumber the properties securing the debt,

•	restricting its ability to incur additional debt,

•	restricting its ability to amend or modify existing leases, and

•	establishing certain prepayment restrictions.
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
Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow.
Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet the REIT qualification requirements, NNN holds some of its assets through the TRS.
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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2013, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage adversely affecting customer or investor confidence. These cyber incidents could negatively impact NNN, NNN's tenants and/or the capital markets.
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
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five year period commencing December 31, 2008 and ending December 31, 2013. The graph assumes an investment of $100 on December 31, 2008.
Comparison to Five-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2013)
300
250
200
150
100
50
Index Value
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
S&P
NAREIT
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the fifteen year period commencing December 31, 1998 and ending December 31, 2013. The graph assumes an investment of $100 on December 31, 1998.
Comparison to Fifteen-Year Cumulative Total Return

Indexed Total Return
(As of December 31, 2013)
Index Value
800
700
600
500
400
300
200
100
0
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
S&P
NAREIT
NNN

For each calendar quarter and year indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$36.18	$41.98	$37.74	$35.51	$41.98
Low	31.43	31.31	30.06	30.01	30.01
Close	36.17	34.40	31.82	30.33	30.33
Dividends paid per share	0.395	0.395	0.405	0.405	1.600

2012
High	$27.81	$28.33	$31.82	$32.39	$32.39
Low	26.30	26.04	28.21	29.98	26.04
Close	27.19	28.29	30.50	31.20	31.20
Dividends paid per share	0.385	0.385	0.395	0.395	1.560
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2013		2012

Ordinary dividends	$1.224568	76.5355%	$1.199003	76.8592%
Qualified dividends	0.056784	3.5490%	0.013346	0.8555%
Capital gain	—	—	0.021358	1.3691%
Unrecaptured Section 1250 Gain	0.000650	0.0406%	0.048890	3.1340%
Nontaxable distributions	0.317998	19.8749%	0.277403	17.7822%
	$1.600000	100.0000%	$1.560000	100.0000%

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
In February 2014, NNN paid dividends to its stockholders of $49,274,000, or $0.405 per share, of common stock.
On January 31, 2014, there were 1,852 stockholders of record of common stock.
In February 2014, NNN declared a dividend on its Series D and E Preferred Stock of 41.40625 and 35.62500 cents per depositary share, respectively, payable March 14, 2014.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2013	2012	2011	2010	2009
Gross revenues(1)	$397,006	$342,059	$271,696	$237,062	$243,933
Earnings from continuing operations	155,013	133,228	84,740	64,844	50,013
Earnings including noncontrolling interests	160,085	141,937	92,416	73,353	56,399
Net earnings attributable to NNN	160,145	142,015	92,325	72,997	54,810
Total assets	4,454,523	3,988,026	3,435,043	2,713,575	2,590,962
Total debt	1,570,059	1,586,964	1,339,109	1,133,685	987,346
Total stockholders’ equity	2,777,045	2,296,285	2,002,498	1,527,483	1,564,240
Cash dividends declared to:
Common stockholders	189,107	167,495	133,720	125,391	120,256
Series C preferred stockholders	—	1,979	6,785	6,785	6,785
Series D preferred stockholders	19,047	15,449	—	—	—
Series E preferred stockholders	8,876	—	—	—	—
Weighted average common shares:
Basic	118,204,148	106,965,156	88,100,076	82,715,645	79,846,258
Diluted	119,864,824	109,117,515	88,837,057	82,849,362	79,953,499
Per share information:
Earnings from continuing operations:
Basic	$1.07	$1.05	$0.88	$0.70	$0.52
Diluted	1.06	1.03	0.87	0.70	0.52
Net earnings:
Basic	1.11	1.13	0.96	0.80	0.60
Diluted	1.10	1.11	0.96	0.80	0.60
Cash dividends declared to:
Common stockholders	1.60	1.56	1.53	1.51	1.50
Series C preferred depositary stockholders	—	0.537760	1.843750	1.843750	1.843750
Series D preferred depositary stockholders	1.656250	1.343403	—	—	—
Series E preferred depositary stockholders	0.771875	—	—	—	—
Other data:
Cash flows provided by (used in):
Operating activities	$274,421	$228,130	$177,728	$187,914	$149,502
Investing activities	(568,040)	(601,759)	(752,068)	(220,260)	(28,063)
Financing activities	293,028	373,623	574,374	19,169	(108,840)
Funds from operations – available to common stockholders(2)	229,518	193,682	139,834	108,625	90,039

(1)
Gross revenues include revenues from NNN’s continuing and discontinued operations. In accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN has classified the revenues related to (i) all Properties which generated revenue that were sold and a leasehold interest which expired and (ii) all Properties which generated revenue and were held for sale at December 31, 2013, as discontinued operations.

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
All revenue generating property dispositions and revenue generating properties held for sale at December 31, 2013 from NNN’s Property Portfolio are classified as discontinued operations. These properties have not historically been classified as discontinued operations, therefore, prior period comparable consolidated financial statements have been restated to include these properties in earnings from discontinued operations. These adjustments resulted in a decrease in NNN’s reported total revenues and total and per share earnings from continuing operations and an increase in NNN’s earnings from discontinued operations. However, NNN’s total and per share net earnings available to common stockholders is not affected.
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2013	2012	2011	2010	2009
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$160,145	$142,015	$92,325	$72,997	$54,810
Series C preferred stock dividends	—	(1,979)	(6,785)	(6,785)	(6,785)
Series D preferred stock dividends	(19,047)	(15,449)	—	—	—
Series E preferred stock dividends	(8,876)	—	—	—	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	(3,098)	—	—	—
Net earnings available to common stockholders	132,222	121,489	85,540	66,212	48,025
Real estate depreciation and amortization:
Continuing operations	99,020	73,586	52,179	41,595	40,901
Discontinued operations	371	1,480	1,957	2,214	3,699
Joint venture real estate depreciation	—	112	176	178	178
Joint venture gain on disposition of real estate	—	(2,341)	—	—	—
Gain on disposition of real estate, net of tax and noncontrolling interest	(5,442)	(10,956)	(449)	(1,574)	(2,764)
Impairment losses – real estate	3,347	10,312	431	—	—
FFO available to common stockholders	$229,518	$193,682	$139,834	$108,625	$90,039
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
As of December 31, 2013, NNN owned 1,860 Properties, with an aggregate gross leasable area of approximately 20,402,000 square feet, located in 47 states. Approximately 98 percent of total properties in the Property Portfolio were leased as of December 31, 2013.
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
As of the years ended December 31, 2013, 2012 and 2011, NNN's Property Portfolio has remained at least 97 percent leased. The average remaining lease term of NNN's Property Portfolio was 12 years, and has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

Critical Accounting Policies and Estimates
The preparation of NNN’s consolidated financial statements in conformance with accounting principles generally accepted in the United States of America requires management to make estimates on assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as other disclosures in the financial statements. On an ongoing basis, management evaluates its estimates and assumptions; however, actual results may differ from these estimates and assumptions, which in turn could have a material impact on NNN’s financial statements. A summary of NNN’s accounting policies and procedures are included in Note 1 of NNN’s consolidated financial statements. Management believes the following critical accounting policies, among others, affect its more significant estimates and assumptions used in the preparation of NNN’s consolidated financial statements.
Real Estate Portfolio.  NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed or funded by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with the Financial Accounting Standards Board ("FASB") guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and based in each case on their fair values.

Impairment  –  Real Estate.  Based upon the events or changes in certain circumstances, management periodically assesses its Properties for possible impairment indicating that the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions or the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less costs to sell.
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
NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2013, Consolidated Financial Statements.
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
During the year ended December 31, 2013, NNN identified an immaterial error related to its statement of cash flows for the year ended December 31, 2011. The Company previously classified its payment for the termination of interest rate hedges of $5,218,000 in financing activities. These instruments were hedging the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. This amount has been presented in operating activities in the 2013 consolidated financial statements.

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio as of December 31:

	2013	2012	2011
Properties Owned:
Number	1,860	1,622	1,422
Total gross leasable area (square feet)	20,402,000	19,168,000	16,428,000
Properties:
Leased or operated, and unimproved land	1,827	1,588	1,384
Percent of Properties – leased or operated, and unimproved land	98%	98%	97%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased or operated	19,872,000	18,524,000	15,681,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of NNN’s Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2013:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2014	1.4%	32	434,000	2020	3.1%	97	916,000
2015	1.6%	32	482,000	2021	4.6%	99	918,000
2016	1.7%	32	567,000	2022	6.9%	92	1,150,000
2017	3.5%	46	1,009,000	2023	3.3%	54	962,000
2018	8.3%	186	1,957,000	Thereafter	62.1%	1,092	10,472,000
2019	3.5%	57	1,005,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2013.

(2)	Approximate square feet.

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2013	2012	2011
1.	Convenience stores	19.7%	19.8%	24.6%
2.	Restaurants - full service	9.7%	10.7%	9.4%
3.	Automotive service	7.6%	7.6%	4.9%
4.	Restaurants - limited service	5.5%	5.2%	3.6%
5.	Automotive parts	5.1%	5.6%	6.5%
6.	Theaters	4.5%	4.7%	5.0%
7.	Health and fitness	4.3%	3.7%	2.6%
8.	Banks	4.1%	0.2%	0.2%
9.	Sporting goods	3.7%	4.0%	4.8%
10.	Recreational vehicle dealers, parts and accessories	3.2%	2.7%	2.3%
	Other	32.6%	35.8%	36.1%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table shows the top 10 states in which NNN’s Properties are located in as of December 31, 2013:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	369	20.4%
2.	Florida	164	10.5%
3.	Illinois	63	5.3%
4.	Georgia	102	4.8%
5.	North Carolina	98	4.7%
6.	Virginia	85	4.6%
7.	Indiana	75	3.9%
8.	California	38	3.5%
9.	Ohio	55	3.4%
10.	Pennsylvania	95	3.3%
	Other	716	35.6%
		1,860	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2013.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2013	2012	2011
Acquisitions:
Number of Properties	275	232	218
Gross leasable area (square feet)	1,652,000	2,955,000	3,448,000
Initial cash yield	7.8%	8.3%	8.4%
Total dollars invested(1)	$629,896	$707,233	$772,463

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.

NNN typically funds property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2013	2012	2011
Number of properties	35	34	8
Gross leasable area (square feet)	360,000	211,000	122,000
Net sales proceeds	$61,000	$81,120	$12,632
Gain, net of non-controlling interests	$6,293	$10,956	$527
Cap rate	7.5%	8.2%	8.2%

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue from Continuing Operations
General.  During the year ended December 31, 2013, NNN’s rental income increased primarily due to the increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2013	2012	2011	Percent of Total			2013 Versus 2012 Percent	2012 Versus 2011 Percent

				2013	2012	2011
Rental Income(1)	$375,460	$315,037	$243,218	95.7%	95.0%	94.0%	19.2%	29.5%
Real estate expense reimbursement from tenants	13,110	11,587	10,080	3.3%	3.5%	3.9%	13.1%	15.0%
Interest and other income from real estate transactions	1,467	2,239	2,287	0.4%	0.7%	0.9%	(34.5)%	(2.1)%
Interest income on commercial mortgage residual interests	2,290	2,673	3,105	0.6%	0.8%	1.2%	(14.3)%	(13.9)%
Total revenues from continuing operations	$392,327	$331,536	$258,690	100.0%	100.0%	100.0%	18.3%	28.2%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Comparison of Revenues from Continuing Operations – 2013 versus 2012
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2013 as compared to the same period in 2012. The increase for the year ended December 31, 2013, is primarily due to a partial year of rental income received as a result of the acquisition of 275 properties in continuing operations with aggregate gross leasable area of approximately 1,652,000 during 2013 and a full year of rental income received as a result of the acquisition of 232 properties in continuing operations with a gross leasable area of approximately 2,955,000 square feet in 2012. In addition, lease termination fees increased $597,000 for the year ended December 31, 2013, as compared to December 31, 2012.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2013, as compared to the same period in 2012, but decreased as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2012 and a partial year of reimbursements from certain newly acquired properties in 2013.

Comparison of Revenues from Continuing Operations – 2012 versus 2011
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2012 as compared to the same period in 2011. The increase for the year ended December 31, 2012, is primarily due to a full year of rental income from the acquisition of 218 properties in continuing operations with a gross leasable area of approximately 3,448,000 square feet in 2011 and a partial year of rental income from the acquisition of 232 properties in continuing operations with aggregate gross leasable area of approximately 2,955,000 during 2012. In addition, the increase was partially offset by the decrease in lease termination fees. NNN recorded $661,000 as compared to $2,649,000 in lease termination and rent settlement fees during the years ended December 31, 2012 and 2011, respectively.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2012, as compared to the same period in 2011, but decreased as a percentage of total revenues from continuing operations. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2011 and a partial year of reimbursements from certain newly acquired properties in 2012.
Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased primarily due to an increase in depreciation expense and an increase in reimbursable real estate expenses, but was partially offset by a decrease in incentive compensation during the year ended December 31, 2013, as compared to the same period in 2012. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2013	2012	2011
General and administrative	$32,576	$32,187	$28,796
Real estate	18,100	17,041	16,997
Depreciation and amortization	99,246	73,707	56,466
Impairment – commercial mortgage residual interests valuation	1,185	2,812	1,024
Impairment losses and other charges, net of recoveries	1,972	3,088	(1,349)
Total operating expenses	$153,079	$128,835	$101,934

Interest and other income	$(1,493)	$(2,232)	$(1,593)
Interest expense	85,283	83,192	75,532
Total other expenses (revenues)	$83,790	$80,960	$73,939

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2013 Versus 2012 Percent	2012 Versus 2011 Percent
	2013	2012	2011	2013	2012	2011
General and administrative	21.3%	25.0%	28.2%	8.3%	9.7%	11.1%	1.2%	11.8%
Real estate	11.8%	13.2%	16.7%	4.6%	5.1%	6.6%	6.2%	0.3%
Depreciation and amortization	64.8%	57.2%	55.4%	25.3%	22.2%	21.8%	34.6%	30.5%
Impairment – commercial mortgage residual interests valuation	0.8%	2.2%	1.0%	0.3%	0.8%	0.4%	(57.9)%	174.6%
Impairment losses and other charges, net of recoveries	1.3%	2.4%	(1.3)%	0.5%	0.9%	(0.5)%	(36.1)%	328.9%
Total operating expenses	100.0%	100.0%	100.0%	39.0%	38.7%	39.4%	18.8%	26.4%

Interest and other income	(1.8)%	(2.8)%	(2.2)%	(0.4)%	(0.7)%	(0.6)%	(33.1)%	40.1%
Interest expense	101.8%	102.8%	102.2%	21.7%	25.1%	29.2%	2.5%	10.1%
Total other expenses (revenues)	100.0%	100.0%	100.0%	21.3%	24.4%	28.6%	3.5%	9.5%

Comparison of Expenses from Continuing Operations – 2013 versus 2012
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2013, as compared to the same period in 2012, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2013, is primarily attributable to increases in real estate acquisition costs, but was partially offset by a decrease in incentive compensation.
Real Estate.  Real estate expenses increased for the year ended December 31, 2013, as compared to the same period in 2012, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to the increase in tenant reimbursable expenses related to a partial year of reimbursable expenses from certain properties acquired in 2013 and a full year of reimbursable expenses from certain properties acquired in 2012. The increase was partially offset by a decrease in real estate expenses that are not reimbursable by the tenant and a decrease in real estate expenses incurred on vacant properties for the year ended December 31, 2013, as compared to the same period in 2012.
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and increased as a percentage of revenues from continuing operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in expenses is primarily due to the acquisition of 275 properties in continuing operations with an aggregate gross leasable area of approximately 1,652,000 square feet in 2013 and 232 properties in continuing operations with an aggregate gross leasable area of approximately 2,955,000 square feet during 2012.
Impairment  – Commercial Mortgage Residual interests valuation. In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2013 and 2012, NNN recorded an other than temporary valuation adjustment of $1,185,000 and $2,812,000, respectively, as a reduction of earnings from operations.
Impairment Losses and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2013 and 2012, NNN recorded $1,957,000 and $3,258,000, respectively, of real estate impairments.
Interest Expense.  Interest expense increased for the year ended December 31, 2013, as compared to the same period in 2012, but decreased as a percentage of revenues from continuing operations and as a percentage of total operating expenses.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in August 2012 of $325,000,000 principal amount of notes payable with a maturity of October 2022, and stated interest rate of 3.800%;

(ii)	the repayment in June 2012 of $50,000,000 principal amount of notes payable with a stated interest rate of 7.750%;

(iii)	the repayment in July 2012 of a mortgage, with a balance of $18,488,000 at December 31, 2011 and an interest rate of 6.900%;

(iv)
the settlement of $138,700,000 principal amount of 3.950% convertible notes payable, of which $123,163,000 was settled in the fourth quarter 2012 and the remaining $15,537,000 was settled in the first quarter 2013;

(v)	the issuance in April 2013 of $350,000,000 principal amount of notes payable with a maturity of April 2023, and stated interest rate of 3.300%;

(vi)	the settlement of $223,035,000 principal amount of 5.125% convertible notes payable in 2013; and

(vii)	the decrease of $12,017,000 in the weighted average debt outstanding on the credit facility for the year ended December 31, 2013, as compared to the same period in 2012.

Comparison of Expenses from Continuing Operations – 2012 versus 2011
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2012, as compared to the same period in 2011, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2012, is primarily attributable to an increase in stock based incentive compensation.
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
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and increased as a percentage of revenues from continuing operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in expenses is primarily due to the acquisition of 232 properties in continuing operations with an aggregate gross leasable area of approximately 2,955,000 square feet in 2012 and 218 properties in continuing operations with an aggregate gross leasable area of approximately 3,448,000 square feet during 2011.
Impairment  – Commercial Mortgage Residual interests valuation. In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2012 and 2011, NNN recorded an other than temporary valuation adjustment of $2,812,000 and $1,024,000, respectively, as a reduction of earnings from operations.
Impairment Losses and Other Charges, Net of Recoveries.  NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the year ended December 31, 2012, NNN recorded $3,258,000 of real estate impairments. Although no real estate impairments were recorded, the recovery of $2,931,000 of a mortgage receivable charge, partially offset by the impairment of goodwill of $1,500,000, were recorded during the year ended December 31, 2011.
Interest Expense.  Interest expense increased for the year ended December 31, 2012, as compared to the same period in 2011, and increased as a percentage of revenues from continuing operations but remained relatively stable as a percentage of total operating expenses.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance of $300,000,000 in July 2011 of notes payable with a maturity of July 2021, and stated interest rate of 5.500%;

(ii)	the issuance of $325,000,000 in August 2012 of notes payable with a maturity of October 2022, and stated interest rate of 3.800%;

(iii)	the repayment of the $50,000,000 7.750% notes payable in June 2012;

(iv)	the repayment of a mortgage in July 2012, with a balance of $18,488,000 at December 31, 2011 and an interest rate of 6.900%;

(v)	the settlement of $123,163,000 of the $138,700,000 3.950% convertible notes payable in the fourth quarter 2012; and

(vi)	the decrease of $51,225,000 in the weighted average debt outstanding on the credit facility for the year ended December 31, 2012, as compared to the same period in 2011.

Discontinued Operations
Earnings (Loss). NNN classified as discontinued operations the revenues and expenses related to its revenue generating Properties that were sold and any revenue generating Properties that were held for sale at December 31, 2013. The following table summarizes the earnings from discontinued operations for the years ended December 31 (dollars in thousands):

	2013			2012			2011
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	35	$6,272	$5,072	34	$10,956	$8,709	8	$424	$7,676
Noncontrolling interests	—	(152)	(226)	—	—	(29)	—	—	(100)
	35	$6,120	$4,846	34	$10,956	$8,680	8	$424	$7,576

NNN periodically sells Properties and may reinvest the sales proceeds to purchase additional properties or pay down debt. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Impairment Losses and Other Charges. NNN periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2013, 2012 and 2011, NNN recognized real estate impairments on discontinued operations of $2,149,000, $7,054,000 and $431,000, respectively.

Impact of Inflation
NNN’s leases typically contain provisions to mitigate the adverse impact of inflation on NNN’s results of operations. Tenant leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or, to a lesser extent, increases in the tenant’s sales volume. During times when inflation is greater than increases in rent, rent increases will not keep up with the rate of inflation.
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
NNN expects to meet short term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2013, $46,400,000 was outstanding and $453,600,000 was available for future borrowings under the Credit Facility. NNN anticipates its long term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.

Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (in thousands):

	2013	2012	2011
Cash and cash equivalents:
Provided by operating activities	$274,421	$228,130	$177,728
Used in investing activities	(568,040)	(601,759)	(752,068)
Provided by financing activities	293,028	373,623	574,374
Increase (decrease)	(591)	(6)	34
Net cash at beginning of period	2,076	2,082	2,048
Net cash at end of period	$1,485	$2,076	$2,082

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the years ended December 31, 2013, 2012 and 2011, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties.
NNN’s financing activities for the year ended December 31, 2013, included the following significant transactions:

•	$127,800,000 in net payments to NNN's Credit Facility,

•
$277,644,000 in net proceeds from the issuance of 11,500,000 depositary shares representing interests in NNN's 5.700% Series E Cumulative Redeemable Preferred Stock (the "Series E Preferred Stock") in May,

•	$25,407,000 in net proceeds from the issuance of 764,891 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$238,643,000 in net proceeds from the issuance of 6,956,992 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$189,107,000 in dividends paid to common stockholders,

•	$19,047,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$8,876,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock,

•	$344,266,000 in net proceeds from the issuance of the 3.300% notes payable in April,

•	$20,565,000 paid in the first quarter to settle the remaining $15,537,000 principal amount of the 3.950% convertible notes payable, and

•	$226,231,000 paid to settle the $223,035,000 principal amount of the 5.125% convertible notes payable.
Financing Strategy.  NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining investment grade credit rating, staggering debt maturities and providing value to NNN’s stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, the sale of properties, and to a lesser extent, internally generated funds to meet its capital needs.
NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2013, $46,400,000 was outstanding and $453,600,000 was available for future borrowings under the Credit Facility.
As of December 31, 2013, NNN’s ratio of total debt to total gross assets (before accumulated depreciation) was approximately 32 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 28 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.

Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2013. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2013.

	Expected Maturity Date (dollars in thousands)
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt(1)	$1,534,345	$151,100	$151,150	$6,827	$250,147	$86	$975,035
Credit Facility	46,400	—	—	46,400	—	—	—
Operating leases	831	831	—	—	—	—	—
Total contractual cash obligations(2)	$1,581,576	$151,931	$151,150	$53,227	$250,147	$86	$975,035

(1)	Includes amounts outstanding under mortgages payable and notes payable and excludes unamortized note discounts.

(2)	Excludes $17,142 of accrued interest payable.
In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments on certain of its leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of December 31, 2013, are outlined in the table below (dollars in thousands):

Number of properties	48
Total commitment(1)	$145,818
Amount funded	99,024
Remaining commitment	46,794

(1)	Includes land, construction costs and tenant improvements.
As of December 31, 2013, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Properties at comparable rental rates and in a timely manner. As of December 31, 2013, NNN owned 33 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio. Additionally, as of January 31, 2014, less than one percent of the total gross leasable area of NNN’s Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.
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
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2013	2012	2011
Dividends	$189,107	$167,495	$133,720
Per share	1.600	1.560	1.530
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2013		2012		2011
Ordinary dividends	$1.224568	76.5355%	$1.199003	76.8592%	$1.088228	71.1260%
Qualified dividends	0.056784	3.5490%	0.013346	0.8555%	—	—
Capital gain	—	—	0.021358	1.3691%	—	—
Unrecaptured Section 1250 Gain	0.000650	0.0406%	0.048890	3.1340%	—	—
Nontaxable distributions	0.317998	19.8749%	0.277403	17.7822%	0.441772	28.8740%
	$1.600000	100.0000%	$1.560000	100.0000%	$1.530000	100.0000%

In February 2014, NNN paid dividends to its common stockholders of $49,274,000, or $0.405 per share of common stock.
Holders of NNN’s preferred stock issuance are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31(in thousands, except per share data):

	2013	2012	2011
Series C Preferred Stock (1):
Dividends	$—	$1,979	$6,785
Per share	—	0.537760	1.843750

Series D Preferred Stock (2):
Dividends	19,047	15,449	—
Per share	1.656250	1.343403	—

Series E Preferred Stock (3):
Dividends	8,876	—	—
Per share	0.771875	—	—
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
3) The Series E Preferred Stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed.

The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	2013			2012			2011
	Series E (3)	Series D	Percentage of Total	Series D (2)	Series C(1)	Percentage of Total	Series C	Percentage of Total
Ordinary dividends	$0.741150	$1.590323	96.0195%	$1.255844	$0.502710	93.4823%	$1.843750	100.0000%
Qualified dividends	0.030332	0.065084	3.9296%	0.013979	0.005596	1.0406%	—	—
Capital gain	—	—	—	0.022371	0.008956	1.6652%	—	—
Unrecaptured Section 1250 Gain	0.000393	0.000843	0.0509%	0.051209	0.020498	3.8119%	—	—
	$0.771875	$1.656250	100.0000%	$1.343403	$0.537760	100.0000%	$1.843750	100.0000%
1) The Series C preferred stock was redeemed in March 2012.
2) The Series D preferred stock was issued in February 2012.
3) The Series E preferred stock was issued in May 2013.
In February 2014, NNN declared a dividend on its Series D and E Preferred Stock of 41.40625 and 35.62500 cents per depositary share, respectively, payable March 14, 2014.

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

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2013	Percentage of Total	2012	Percentage of Total
Line of credit payable	$46,400	3.0%	$174,200	11.0%
Mortgages payable	9,475	0.6%	10,602	0.7%
Notes payable – convertible	—	—	236,500	14.9%
Notes payable	1,514,184	96.4%	1,165,662	73.4%
Total outstanding debt	$1,570,059	100.0%	$1,586,964	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable.
Line of Credit Payable. In October 2012, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $450,000,000 to $500,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $41,402,000 and a weighted average interest rate of 1.4% during the year ended December 31, 2013. The Credit Facility matures October 2016, with an option to extend maturity to October 2017. As of December 31, 2013, the Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2013, $46,400,000 was outstanding and $453,600,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2013, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity(3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2013	2012
December 2001(2)	$623	9.00%	April 2014	$438	$27	$95
December 2001(2)	698	9.00%	April 2019	968	263	299
December 2001(2)	485	9.00%	April 2019	936	136	155
February 2004(2)	6,952	6.90%	January 2017	10,797	2,257	2,892
March 2005(2)	1,015	8.14%	September 2016	1,264	335	439
June 2012 (2)(4)	6,850	5.75%	April 2016	8,717	6,457	6,722
				$23,120	$9,475	$10,602

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2013.

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

Notes Payable – Convertible.    Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes	2028 Notes
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate	3.950%	5.125%
Effective Interest Rate	5.840%	7.192%
Debt Issuance Costs	$3,850	$5,459
Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)
Settled	(138,700)	(223,035)
Outstanding principal balance at December 31, 2013	$—	$—
The carrying amounts of the Company’s convertible debt and equity balances are summarized in the table below as of December 31 (dollars in thousands):

	2013	2012
Carrying value of equity component	$—	$(22,193)
Principal amount of convertible debt	—	238,572
Remaining unamortized debt discount	—	(2,072)
Net carrying value of convertible debt	$—	$214,307

As of December 31, 2013, the debt discount for both the 2028 Notes and the 2026 Notes had been fully amortized.

NNN recorded the following in interest expense relating to the 2028 Notes and the 2026 Notes as of December 31 (dollars in thousands):

	2013	2012	2011
Noncash interest charges	$2,072	$4,291	$5,837
Contractual interest expense	5,400	15,744	16,909
Amortization of debt costs	566	1,149	1,583
	$8,038	$21,184	$24,329
On September 28, 2012, NNN announced that the market price condition on its 2026 Notes has been satisfied, and that the 2026 Notes would be convertible during the calendar quarter beginning October 1, 2012.
All note holders elected to exercise the conversion feature of the 2026 Notes prior to their redemption. Pursuant to the terms of the 2026 Notes, the Company elected to pay the full settlement value in cash. The settlement value of a note was based on an average of the daily closing price of the Company's common stock over an averaging period that commenced after the Company received a conversion notice from a note holder. The Company paid approximately $164,649,000 in aggregate settlement value for the $123,163,000 of settled 2026 Notes at the end of the applicable averaging periods. The difference between the amount paid and the principal amount of the settled 2026 Notes of $41,486,000 was recognized as a decrease to additional paid-in capital.
As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the remaining $15,537,000 of outstanding 2026 Notes. The difference between the amount paid and the principal amount of the settled 2026 Notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
As of December 31, 2012, $223,035,000 of the principal amount of 2028 Notes were outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes were settled at par plus accrued interest. The holders of the remaining $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which was based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 principal amount of 2028 Notes. The difference between the amount paid and the principal amount of the settled 2028 Notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.

Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2014(1)(2)(5)(9)	June 2004	$150,000	$440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022 (1)	August 2012	325,000	4,989	320,011	3.800%	3.984%	October 2022
2023(1)(8)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss, as applicable.

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

(8)
NNN entered into four forward starting swaps with an aggregate notional amount of $240,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156, of which $3,141 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

(9)	NNN plans to use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding indebtedness.
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
In connection with the note offerings, NNN incurred debt issuance costs totaling $13,550,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes and convertible notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2013, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
In June 2012, NNN repaid the $50,000,000 7.750% notes payable that were due in June 2012.

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
In March 2012, NNN redeemed all 3,680,000 outstanding depositary shares, representing interests in its Series C Preferred Stock. The Series C Preferred Stock was redeemed at $25.00 per depositary share, plus accumulated and unpaid distributions through the redemption date, for an aggregate redemption price of $25.0768229 per depositary share. The excess carrying amount of preferred stock redeemed over the cash paid to redeem the preferred stock was $3,098,000 of Series C Preferred Stock issuance costs.
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
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 19, 2014, the Series D Preferred Stock was not redeemable or convertible.
5.700% Series E Cumulative Redeemable Preferred Stock. In May 2013, NNN closed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares issued in connection with the underwriters' over-allotment), each representing a 1/100th interest in a share of Series E Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,856,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. The Company used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
Holders of the Series E depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.700% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.425 per depositary share). The Series E Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series E Preferred Stock underlying the depositary shares on or after May 30, 2018, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series E Preferred Stock, NNN may redeem the Series E Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series E Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 19, 2014, the Series E Preferred Stock was not redeemable or convertible.
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
In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. NNN intends to use the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to finance NNN's potential development and acquisition activities and for other general corporate purposes. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

	2013	2012
Shares of common stock	4,676,542	4,282,298
Average price per share (net)	$32.60	$29.64
Net proceeds	152,435	126,947
Stock issuance costs (1)	2,161	2,145
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. NNN intends to use the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to finance NNN's potential development and acquisition activities and for other general corporate purposes. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

2013
Shares of common stock	2,280,450
Average price per share (net)	$37.80
Net proceeds	86,208
Stock issuance costs (1)	1,613
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

	2013	2012	2011
Shares of common stock	764,891	2,101,644	3,745,896
Net proceeds	$25,407	$56,102	$93,451

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Mortgages and Notes Receivable
Mortgage notes are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2013	2012
Mortgages and notes receivable	$16,942	$26,952
Accrued interest receivable	177	858
Unamortized discount	—	(40)
	$17,119	$27,770

Commercial Mortgage Residual Interests
In connection with the independent specialist's valuations of the Residuals’ fair value, NNN adjusted the carrying value of the Residuals to reflect such fair value as of December 31, 2013. Due to changes in market conditions relating to residual assets, the independent valuation changed several valuation assumptions. The following table summarizes the changes to the key assumptions used in determining the value of the Residuals at December 31:

	2013	2012
Discount rate	20%	25%
Average life equivalent CPR(1) speeds range	0.80% to 20.76% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.07% - 2.43% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Unrealized gains	$511	$1,132	$—
Unrealized losses	—	—	246
Other than temporary valuation impairment	1,185	2,812	1,024

Business Combination
In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of an auto service business that operated certain Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000. In connection with the annual review of goodwill for impairment, NNN recognized a noncash impairment charge of $1,500,000 included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Earnings during the year ended December 31, 2011.

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2013, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2013 and 2012. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2013. The variable interest rates shown represent weighted average rate for the Credit Facility for the year ended December 31, 2013. The table incorporates only those debt obligations that existed as of December 31, 2013, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2013.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate
2014	$—	—	$1,158	6.90%	$149,975	5.91%
2015	—	—	1,207	6.86%	149,904	6.19%
2016	46,400	1.39%	6,842	5.95%	—	—
2017	—	—	147	8.03%	249,596	6.92%
2018	—	—	86	9.00%	—	—
Thereafter	—	—	35	9.00%	964,709	4.29%
Total	$46,400	1.39%	$9,475	6.32%	$1,514,184	5.08%
Fair Value:
December 31, 2013	$46,400		$9,475		$1,555,672
December 31, 2012	$174,200		$10,602		$1,585,756

(1)	NNN's mortgages payable include unamortized premium.

(2)
Includes NNN’s notes payable and convertible notes payable, each net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a level one input, to determine the fair value.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $11,721,000 and $13,096,000 as of December 31, 2013 and 2012, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Orlando, Florida
February 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statements schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 19, 2014

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2013	December 31, 2012
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,253,364	$3,794,044
Accounted for using the direct financing method	18,342	23,217
Real estate held for sale	15,344	17,546
Mortgages, notes and accrued interest receivable	17,119	27,770
Commercial mortgage residual interests	11,721	13,096
Cash and cash equivalents	1,485	2,076
Receivables, net of allowance of $2,822 and $855, respectively	4,107	3,112
Accrued rental income, net of allowance of $3,181 and $3,270, respectively	24,797	25,458
Debt costs, net of accumulated amortization of $20,213 and $17,965, respectively	12,877	12,781
Other assets	95,367	68,926
Total assets	$4,454,523	$3,988,026
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$46,400	$174,200
Mortgages payable, including unamortized premium of $130 and $187, respectively	9,475	10,602
Notes payable – convertible, net of unamortized discount of $2,072 at December 31, 2012	—	236,500
Notes payable, net of unamortized discount of $10,816 and $9,338, respectively	1,514,184	1,165,662
Accrued interest payable	17,142	17,527
Other liabilities	89,037	85,950
Total liabilities	1,676,238	1,690,441
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series E, 11,500,000 depositary shares issued and outstanding at December 31, 2013, at stated liquidation value of $25 per share	287,500	—
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 121,991,677 and 111,554,997 shares issued and outstanding, respectively	1,221	1,117
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,353,166	2,101,002
Retained earnings (loss)	(147,837)	(90,952)
Accumulated other comprehensive income (loss)	(4,505)	(2,382)
Total stockholders’ equity of NNN	2,777,045	2,296,285
Noncontrolling interests	1,240	1,300
Total equity	2,778,285	2,297,585
Total liabilities and equity	$4,454,523	$3,988,026
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income from operating leases	$371,948	$311,753	$239,758
Earned income from direct financing leases	1,955	2,119	2,367
Percentage rent	1,557	1,165	1,093
Real estate expense reimbursement from tenants	13,110	11,587	10,080
Interest and other income from real estate transactions	1,467	2,239	2,287
Interest income on commercial mortgage residual interests	2,290	2,673	3,105
	392,327	331,536	258,690
Retail operations:
Revenues	—	19,008	45,139
Operating expenses	—	(18,542)	(43,088)
Net	—	466	2,051
Operating expenses:
General and administrative	32,576	32,187	28,796
Real estate	18,100	17,041	16,997
Depreciation and amortization	99,246	73,707	56,466
Impairment – commercial mortgage residual interests valuation	1,185	2,812	1,024
Impairment losses and other charges, net of recoveries	1,972	3,088	(1,349)
	153,079	128,835	101,934
Earnings from operations	239,248	203,167	158,807
Other expenses (revenues):
Interest and other income	(1,493)	(2,232)	(1,593)
Interest expense	85,283	83,192	75,532
	83,790	80,960	73,939
Earnings from continuing operations before gain on disposition of real estate, income tax benefit (expense) and equity in earnings of unconsolidated affiliate	155,458	122,207	84,868
Gain on disposition of real estate	173	—	297
Income tax benefit (expense)	(618)	6,947	(899)
Equity in earnings of unconsolidated affiliate	—	4,074	474
Earnings from continuing operations	155,013	133,228	84,740
Earnings from discontinued operations, net of income tax expense	5,072	8,709	7,676
Earnings including noncontrolling interests	160,085	141,937	92,416
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	286	107	9
Discontinued operations	(226)	(29)	(100)
	60	78	(91)
Net earnings attributable to NNN	$160,145	$142,015	$92,325

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Net earnings attributable to NNN	$160,145	$142,015	$92,325
Series C preferred stock dividends	—	(1,979)	(6,785)
Series D preferred stock dividends	(19,047)	(15,449)	—
Series E preferred stock dividends	(8,876)	—	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	(3,098)	—
Net earnings attributable to common stockholders	$132,222	$121,489	$85,540
Net earnings per share of common stock:
Basic:
Continuing operations	$1.07	$1.05	$0.88
Discontinued operations	0.04	0.08	0.08
Net earnings	$1.11	$1.13	$0.96
Diluted:
Continuing operations	$1.06	$1.03	$0.87
Discontinued operations	0.04	0.08	0.09
Net earnings	$1.10	$1.11	$0.96
Weighted average number of common shares outstanding:
Basic	118,204,148	106,965,156	88,100,076
Diluted	119,864,824	109,117,515	88,837,057
Other comprehensive income:
Net earnings attributable to NNN	$160,145	$142,015	$92,325
Amortization of interest rate hedges	438	231	9
Fair value treasury locks	(3,141)	—	(5,218)
Unrealized gains (losses) – commercial mortgage residual interests	(438)	1,132	(246)
Stock value adjustments	69	85	(36)
Noncontrolling interests	949	—	—
Comprehensive income attributable to NNN	$158,022	$143,463	$86,834

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2010	$92,000	$—	$—	$838	$1,429,750	$3,234	$1,661	$1,527,483	$1,291	$1,528,774
Net earnings	—	—	—	—	—	92,325	—	92,325	91	92,416
Dividends declared and paid:
$1.84375 per depositary share of Series C preferred stock	—	—	—	—	—	(6,785)	—	(6,785)	—	(6,785)
$1.53 per share of common stock	—	—	—	5	13,652	(133,720)	—	(120,063)	—	(120,063)
Issuance of common stock:
17,288,265 shares	—	—	—	173	447,690	—	—	447,863	—	447,863
3,197,127 shares – stock purchase program	—	—	—	32	79,762	—	—	79,794	—	79,794
Issuance of 133,432 shares of restricted common stock	—	—	—	1	(57)	—	—	(56)	—	(56)
Stock issuance costs	—	—	—	—	(19,453)	—	—	(19,453)	—	(19,453)
Performance incentive plan	—	—	—	—	(513)	—	—	(513)	—	(513)
Amortization of deferred compensation	—	—	—	—	7,394	—	—	7,394	—	7,394
Interest rate hedge termination
Amortization of interest rate hedges	—	—	—	—	—	—	9	9	—	9
Fair value treasury locks	—	—	—	—	—	—	(5,218)	(5,218)	—	(5,218)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(246)	(246)	—	(246)
Stock value adjustment	—	—	—	—	—	—	(36)	(36)	—	(36)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	41	41
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(45)	(45)
Balances at December 31, 2011	$92,000	$—	$—	$1,049	$1,958,225	$(44,946)	$(3,830)	$2,002,498	$1,378	$2,003,876

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	$92,000	$—	—	$1,049	$1,958,225	$(44,946)	$(3,830)	$2,002,498	$1,378	$2,003,876
Net earnings	—	—	—	—	—	142,015	—	142,015	(78)	141,937
Dividends declared and paid:
$0.53776 per depositary share of Series C preferred stock	—	—	—	—	—	(1,979)	—	(1,979)	—	(1,979)
$1.34340 per depositary share of Series D preferred stock	—	—	—	—	—	(15,449)	—	(15,449)	—	(15,449)
$1.56 per share of common stock	—	—	—	4	11,758	(167,495)	—	(155,733)	—	(155,733)
Redemption of 3,680,000 shares of Series C Preferred Stock	(92,000)	—	—	—	3,098	(3,098)	—	(92,000)	—	(92,000)
Issuance of 11,500,000 depositary shares of Series D Preferred Stock	—	287,500	—	—	(9,855)	—	—	277,645	—	277,645
Issuance of common stock:
40,460 shares	—	—	—	—	833	—	—	833	—	833
1,689,160 shares – stock purchase program	—	—	—	17	44,395	—	—	44,412	—	44,412
4,282,298 shares - ATM equity program	—	—	—	43	129,049	—	—	129,092	—	129,092
Issuance of 373,913 shares of restricted common stock	—	—	—	4	331	—	—	335	—	335
Equity component of convertible debt	—	—	—	—	(41,486)	—	—	(41,486)	—	(41,486)
Stock issuance costs	—	—	—	—	(2,265)	—	—	(2,265)	—	(2,265)
Performance incentive plan	—	—	—	—	(451)	—	—	(451)	—	(451)
Amortization of deferred compensation	—	—	—	—	7,370	—	—	7,370	—	7,370
Amortization of interest rate hedges	—	—	—	—	—	—	231	231	—	231
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	—	1,132	1,132	—	1,132
Stock value adjustment	—	—	—	—	—	—	85	85	—	85
Balances at December 31, 2012	$—	$287,500	$—	$1,117	$2,101,002	$(90,952)	$(2,382)	$2,296,285	$1,300	$2,297,585

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	$—	$287,500	$—	$1,117	$2,101,002	$(90,952)	$(2,382)	$2,296,285	$1,300	$2,297,585
Net earnings	—	—	—	—	—	160,145	—	160,145	(60)	160,085
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$0.77188 per depositary share of Series E preferred stock	—	—	—	—	—	(8,876)	—	(8,876)	—	(8,876)
$1.60 per share of common stock	—	—	—	4	14,941	(189,107)	—	(174,162)	—	(174,162)
Issuance of 11,500,000 depositary shares of Series E Preferred Stock	—	—	287,500	—	(9,856)	—	—	277,644	—	277,644
Issuance of common stock:
29,013 shares	—	—	—	—	744	—	—	744	—	744
322,084 shares – stock purchase program	—	—	—	3	10,458	—	—	10,461	—	10,461
6,956,992 shares – ATM equity program	—	—	—	70	242,348	—	—	242,418	—	242,418
2,407,911 shares – conversion of 2028 Notes	—	—	—	24	85,200	—	—	85,224	—	85,224
Issuance of 290,181 shares of restricted common stock	—	—	—	3	(213)	—	—	(210)	—	(210)
Equity component of convertible debt	—	—	—	—	(93,450)	—	—	(93,450)	—	(93,450)
Stock issuance costs	—	—	—	—	(3,774)	—	—	(3,774)	—	(3,774)
Amortization of deferred compensation	—	—	—	—	6,715	—	—	6,715	—	6,715
Amortization of interest rate hedges	—	—	—	—	—	—	438	438	—	438
Fair value forward swaps	—	—	—	—	—	—	(3,141)	(3,141)	—	(3,141)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(438)	(438)	—	(438)
Stock value adjustment	—	—	—	—	—	—	69	69	—	69
Noncontrolling interests	—	—	—	—	(949)	—	949	—	—	—
Balances at December 31, 2013	$—	$287,500	$287,500	$1,221	$2,353,166	$(147,837)	$(4,505)	$2,777,045	$1,240	$2,778,285

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Earnings including noncontrolling interests	$160,085	$141,937	$92,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,617	75,334	58,817
Impairment losses and other charges	4,106	10,114	2,115
Impairment – commercial mortgage residual interests valuation	1,185	2,812	1,024
Amortization of notes payable discount	3,188	4,976	6,191
Amortization of debt costs	3,118	2,584	—
Amortization of mortgages payable premium	(57)	(29)	—
Amortization of deferred interest rate hedges	438	231	9
Interest rate hedge payment	(3,141)	—	(5,218)
Equity in earnings of unconsolidated affiliate	—	(4,074)	(474)
Distributions received from unconsolidated affiliate	—	7,019	593
Gain on disposition of real estate	(6,445)	(10,956)	(721)
Deferred income taxes	800	637	796
Income tax valuation allowance	—	(7,671)	—
Performance incentive plan expense	8,518	10,136	8,283
Performance incentive plan payment	(2,138)	—	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	(1,029)	(6,616)	(1,025)
Proceeds from disposition of held for sale real estate	—	—	1,993
Decrease in real estate leased to others using the direct financing method	1,573	1,624	1,595
Decrease (increase) in mortgages, notes and accrued interest receivable	641	(187)	(96)
Decrease (increase) in receivables	62	(264)	1,108
Decrease (increase) in accrued rental income	368	(456)	253
Decrease in other assets	400	1,657	746
Increase (decrease) in accrued interest payable	(385)	2,419	7,766
Increase (decrease) in other liabilities	3,841	(2,002)	2,682
Other	(324)	(1,095)	(1,125)
Net cash provided by operating activities	274,421	228,130	177,728
Cash flows from investing activities:
Proceeds from the disposition of real estate	60,626	81,402	10,696
Additions to real estate:
Accounted for using the operating method	(637,417)	(684,925)	(756,633)
Accounted for using the direct financing method	—	—	(1,747)
Increase in mortgages and notes receivable	(3,857)	(8,768)	(9,838)
Principal payments on mortgages and notes receivable	14,617	12,804	6,837
Cash received from commercial mortgage residual interests	—	—	—
Payment of lease costs	(1,186)	(2,594)	(1,589)
Return of investment from unconsolidated affiliate	—	1,220	—
Other	(823)	(898)	206
Net cash used in investing activities	(568,040)	(601,759)	(752,068)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from line of credit payable	$601,800	$1,184,900	$805,300
Repayment of line of credit payable	(729,600)	(1,076,300)	(900,700)
Repayment of mortgages payable	(1,070)	(19,390)	(1,098)
Proceeds from notes payable	347,406	320,011	295,731
Repayment of notes payable	—	(50,000)	—
Repayment of notes payable – convertible	(246,797)	(164,649)	—
Payment of debt costs	(3,265)	(4,512)	(5,582)
Proceeds from issuance of common stock	267,613	185,223	540,560
Proceeds from issuance of Series D preferred stock	—	287,500	—
Proceeds from issuance of Series E preferred stock	287,500	—	—
Redemption of Series C preferred stock	—	(92,000)	—
Payment of Series C Preferred Stock dividends	—	(1,979)	(6,785)
Payment of Series D Preferred Stock dividends	(19,047)	(15,449)	—
Payment of Series E Preferred Stock dividends	(8,876)	—	—
Stock issuance costs	(13,529)	(12,237)	(19,328)
Payment of common stock dividends	(189,107)	(167,495)	(133,720)
Noncontrolling interest distributions	—	—	(45)
Noncontrolling interest contributions	—	—	41
Net cash provided by financing activities	293,028	373,623	574,374
Net increase (decrease) in cash and cash equivalents	(591)	(6)	34
Cash and cash equivalents at beginning of year	2,076	2,082	2,048
Cash and cash equivalents at end of year	$1,485	$2,076	$2,082
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$80,930	$75,283	$63,474
Taxes paid (received)	$360	$201	$(561)
Supplemental disclosure of noncash investing and financing activities:
Issued 2,407,911 shares of common stock for conversion premium on 2028 Notes	$85,224	$—	$—
Issued 298,896, 398,578 and 141,351 shares of restricted and unrestricted common stock in 2013, 2012 and 2011, respectively, pursuant to NNN’s performance incentive plan	$8,218	$8,638	$3,456
Issued 16,605, 16,078 and 9,632 shares of common stock in 2013, 2012 and 2011, respectively, to directors pursuant to NNN’s performance incentive plan	$582	$463	$250
Issued 12,308, 19,212 and 26,023 shares of common stock in 2013, 2012 and 2011, respectively, pursuant to NNN’s Deferred Director Fee Plan	$162	$298	$449
Surrender of 241, 15,286 and 5,215 shares of restricted common stock in 2013, 2012 and 2011, respectively	$7	$357	$109
Change in other comprehensive income	$2,123	$1,448	$(5,491)
Change in lease classification (direct financing lease to operating lease)	$1,156	$1,678	$3,407
Mortgages payable assumed in connection with real estate transactions	$750	$6,634	$—
Real estate acquired in connection with mortgage receivable foreclosure	$—	$490	$—
Real estate received in note receivable foreclosure	$—	$1,595	$—

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

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

December 31, 2013
Property Portfolio:
Total properties	1,860
Gross leasable area (square feet)	20,402,000
States	47
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
The TRS holds real estate through various joint venture development affiliate agreements. NNN consolidates certain joint venture development entities based upon either NNN being the primary beneficiary of the respective variable interest entity or NNN having a controlling interest over the respective entity. NNN eliminates significant intercompany balances and transactions and records a noncontrolling interest for its other partners’ ownership percentage.
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2013, 2012 and 2011, NNN recorded $1,369,000, $1,540,000 and $1,213,000 in capitalized interest, respectively.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.
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
Intangible assets and liabilities consisted of the following as of December 31 (in thousands):

	2013	2012
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,803	$6,679
Value of in-place leases, net	58,456	37,889
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	28,708	23,708
NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs and capital expenditures. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:
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

Real Estate – Held For Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value less cost to sell. In accordance with the FASB guidance included in Real Estate, NNN classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated.
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
Investment in an Unconsolidated Affiliate – NNN accounted for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting. During September 2012, NNN Crow JV sold all of its assets and paid off its bank term loan as of December 31, 2012.
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
Goodwill – Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the assets acquired and the liabilities assumed. In accordance with the FASB guidance included in Goodwill, NNN performs impairment testing on goodwill by comparing fair value of its reporting units to carrying amount annually. The Company has no goodwill recorded as of December 31, 2013 or 2012, respectively.
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

	2013	2012	2011
Basic and Diluted Earnings:
Net earnings attributable to NNN	$160,145	$142,015	$92,325
Less: Series C preferred stock dividends	—	(1,979)	(6,785)
Less: Series D preferred stock dividends	(19,047)	(15,449)	—
Less: Series E preferred stock dividends	(8,876)	—	—
Less: Excess of redemption value over carrying value of Series C preferred shares redeemed	—	(3,098)	—
Net earnings attributable to common stockholders	132,222	121,489	85,540
Less: Earnings attributable to unvested restricted shares	(503)	(741)	(622)
Net earnings used in basic and diluted earnings per share	$131,719	$120,748	$84,918

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	118,969,771	107,873,577	88,972,723
Less: Unvested restricted shares	(448,590)	(654,127)	(630,102)
Less: Unvested contingent shares	(317,033)	(254,294)	(242,545)
Weighted average number of shares outstanding used in basic earnings per share	118,204,148	106,965,156	88,100,076
Effects of dilutive securities:
Convertible debt	1,468,559	1,987,842	512,024
Other	192,117	164,517	224,957
Weighted average number of shares outstanding used in diluted earnings per share	119,864,824	109,117,515	88,837,057

For the year ended December 31, 2011, the potential dilutive shares related to certain convertible notes payable were not included in computing earnings per common share because their effects would be antidilutive.
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2013, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
NNN and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 14). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to the Orange Avenue Mortgage Investments, Inc. ("OAMI"), a majority owned and controlled subsidiary, built-in-gain tax liability.
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

Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)	Unrealized Gains and Losses on Commercial Mortgage Residual Interests (2)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2011	$(5,924)	$2,112	$(18)	$(3,830)

Other comprehensive income (loss)	—	1,132	85	1,217
Reclassifications from accumulated other comprehensive income to net earnings	231	—	—	231	(3)
Net current period other comprehensive income (loss)	231	1,132	85	1,448
Ending balance, December 31, 2012	(5,693)	3,244	67	(2,382)

Other comprehensive income (loss)	(3,141)	511	69	(2,561)
Reclassifications from accumulated other comprehensive income to net earnings	438	—	—	438	(3)
Net current period other comprehensive income (loss)	(2,703)	511	69	(2,123)
Ending balance, December 31, 2013	$(8,396)	$3,755	$136	$(4,505)
1) Additional disclosure is included in Note 16 – Derivatives.
2) Additional disclosure is included in Note 5 – Commercial Mortgage Residual Interests.
3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
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
In February 2013, the FASB issued ASU 2013-04. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the standard is not expected to have a significant impact on NNN's financial position or results of operations.
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
During the year ended December 31, 2013, NNN identified an immaterial error related to its statement of cash flows for the year ended December 31, 2011. The Company previously classified its payment for the termination of interest rate hedges of $5,218,000 in financing activities. These instruments were hedging the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. This amount has been presented in operating activities in the 2013 consolidated financial statements.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2013 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2013:

Lease classification:
Operating	1,888
Direct financing	12
Building portion – direct financing / land portion – operating	1
Weighted average remaining lease term	12 years

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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2013	2012
Land and improvements	$1,650,651	$1,474,299
Buildings and improvements	2,957,218	2,564,104
Leasehold interests	1,290	1,290
	4,609,159	4,039,693
Less accumulated depreciation and amortization	(416,477)	(332,156)
	4,192,682	3,707,537
Work in progress	60,682	86,507
	$4,253,364	$3,794,044

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2013, 2012 and 2011, NNN recognized collectively in continuing and discontinued operations, ($338,000), $487,000 and ($222,000), respectively, of such income, net of reserves. At December 31, 2013 and 2012, the balance of accrued rental income, net of allowances of $3,181,000 and $3,270,000, respectively, was $24,797,000 and $25,458,000, respectively.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2013 (dollars in thousands):

2014	$384,218
2015	379,726
2016	374,064
2017	365,149
2018	338,197
Thereafter	2,782,929
$4,624,283

Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the current lease terms. In addition, this table does not include amounts for potential variable rent increases that are based on the CPI or future contingent rents which may be received on the leases based on a percentage of the tenant’s gross sales.
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2013	2012
Minimum lease payments to be received	$20,469	$27,963
Estimated unguaranteed residual values	8,274	10,142
Less unearned income	(10,401)	(14,888)
Net investment in direct financing leases	$18,342	$23,217

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2013 (dollars in thousands):

2014	$3,094
2015	2,956
2016	2,873
2017	2,035
2018	2,007
Thereafter	7,504
$20,469
The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Real Estate – Held For Sale
As of December 31, 2013 and 2012, NNN classified eight Properties as held for sale. Real estate held for sale consisted of the following at December 31 (dollars in thousands):

	2013	2012
Land and improvements	$7,403	$7,839
Building and improvements	15,037	14,875
Work in process	37	72
	22,477	22,786
Less accumulated depreciation and amortization	(1,659)	(1,623)
Less impairment	(5,474)	(3,617)
	$15,344	$17,546
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition included in continuing and discontinued operations for the years ended December 31 (dollars in thousands):

	2013		2012		2011
	# of Properties	Gain	# of Properties	Gain	# of Properties	Gain
Continuing operations	—	$173	—	$—	—	$297
Discontinued operations	35	6,272	34	10,956	8	424
Noncontrolling interest	—	(152)	—	—	—	(194)
	35	$6,293	34	$10,956	8	$527
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of December 31, 2013, are outlined in the table below (dollars in thousands):

Number of properties	48
Total commitment(1)	$145,818
Amount funded	99,024
Remaining commitment	46,794

(1)	Includes land, construction costs and tenant improvements.

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

	2013	2012	2011
Continuing operations	$1,957	$3,258	$—
Discontinued operations	2,149	7,054	431
	$4,106	$10,312	$431
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

Note 3 – Business Combinations:
In connection with the default of a note receivable and certain lease agreements between NNN and one of its tenants, in June 2009, NNN acquired the operations of an auto service business that operated certain Properties. The note foreclosure resulted in a loss of $7,816,000. NNN recorded the value of the assets received at fair value. No liabilities were assumed. The fair value of the assets resulted in goodwill of $3,400,000. In connection with the annual review of goodwill for impairment, NNN recognized a noncash impairment charge of $1,500,000 included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Comprehensive Income during the year ended December 31, 2011.

Note 4 – Mortgages, Notes and Accrued Interest Receivable:
Mortgage notes are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2013	2012
Mortgages and notes receivable	$16,942	$26,952
Accrued interest receivables	177	858
Unamortized discount	—	(40)
	$17,119	$27,770

During the year ended December 31, 2011, $3,115,000 of a previously recorded valuation reserve was recovered and included in Impairment losses and other charges, net of recoveries in the Consolidated Statements of Comprehensive Income. During the years ended December 31, 2013 and 2012, NNN did not record or recover any valuation reserves.

Note 5 – Commercial Mortgage Residual Interests:
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

The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2013	2012	2011
Unrealized gains	$511	$1,132	$—
Unrealized losses	—	—	246
Other than temporary valuation impairment	1,185	2,812	1,024
Due to the expected timing of future cash flows relating to the Residuals, the independent specialist's valuation adjusted certain of the valuation assumptions. In connection with the independent valuations of the Residuals’ fair value, during the years ended December 31, 2013, 2012 and 2011, NNN recorded an other than temporary valuation adjustment as a reduction of earnings from operations. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31:

	2013	2012
Discount rate	20%	25%
Average life equivalent CPR(1) speeds range	0.80% to 20.76% CPR	0.80% to 24.31% CPR
Foreclosures:
Frequency curve default model	0.07% - 2.43% range	0.09% - 4.49% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate
The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2013 (dollars in thousands):

Residuals
Carrying amount of retained interests	$11,721

Discount rate assumption:
Fair value at 25% discount rate	$9,859
Fair value at 27% discount rate	$9,208

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$11,719
Fair value of 2% increases above the CPR Index	$11,717

Expected credit losses:
Fair value 2% adverse change	$11,502
Fair value 3% adverse change	$11,404

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$11,999
Fair value of Prime/LIBOR spread contracting 50 basis points	$12,267

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

Note 6 – Line of Credit Payable:

In October 2012, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $450,000,000 to $500,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $41,402,000 and a weighted average interest rate of 1.4% during the year ended December 31, 2013. The Credit Facility matures October 2016, with an option to extend maturity to October 2017. As of December 31, 2013, the Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2013, $46,400,000 was outstanding and $453,600,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2013, NNN was in compliance with those covenants.

Note 7 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered	Initial Balance	Interest Rate	Maturity (3)	Carrying Value of Encumbered Asset(s)(1)	Outstanding Principal Balance at December 31,
					2013	2012
December 2001 (2)	$623	9.00%	April 2014	$438	$27	$95
December 2001 (2)	698	9.00%	April 2019	968	263	299
December 2001 (2)	485	9.00%	April 2019	936	136	155
February 2004 (2)	6,952	6.90%	January 2017	10,797	2,257	2,892
March 2005 (2)	1,015	8.14%	September 2016	1,264	335	439
June 2012 (2)(4)	6,850	5.75%	April 2016	8,717	6,457	6,722
				$23,120	$9,475	$10,602

(1)	Each loan is secured by a first mortgage lien on certain of NNN’s properties. The carrying values of the assets are as of December 31, 2013.

(2)
Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan. The corresponding original principal balance represents the outstanding principal balance at the time of acquisition.

(3)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(4)	Initial balance and outstanding principal balance includes unamortized premium.
The following is a schedule of the annual maturities of NNN’s mortgages payable at December 31, 2013 (dollars in thousands):

2014	$1,158
2015	1,207
2016	6,842
2017	147
2018	86
Thereafter	35
$9,475

Note 8 – Notes Payable – Convertible:
Each of NNN’s outstanding series of convertible notes are summarized in the table below (dollars in thousands, except conversion price):

Terms	2026 Notes	2028 Notes
Issue Date	September 2006	March 2008
Net Proceeds	$168,650	$228,576
Stated Interest Rate	3.950%	5.125%
Effective Interest Rate	5.840%	7.192%
Debt Issuance Costs	$3,850	$5,459
Original Principal	$172,500	$234,035
Repurchases	(33,800)	(11,000)
Settled	(138,700)	(223,035)
Outstanding principal balance at December 31, 2013	$—	$—
The carrying amounts of the Company’s convertible debt and equity balances are summarized in the table below as of December 31 (dollars in thousands):

	2013	2012
Carrying value of equity component	$—	$(22,193)
Principal amount of convertible debt	—	238,572
Remaining unamortized debt discount	—	(2,072)
Net carrying value of convertible debt	$—	$214,307
As of December 31, 2013, the debt discount for both the 2028 Notes and the 2026 Notes had been fully amortized.
NNN recorded the following in interest expense relating to the 2028 Notes and the 2026 Notes for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Noncash interest charges	$2,072	$4,291	$5,837
Contractual interest expense	5,400	15,744	16,909
Amortization of debt costs	566	1,149	1,583
	$8,038	$21,184	$24,329
On September 28, 2012, NNN announced that the market price condition on its 2026 Notes has been satisfied, and that the 2026 Notes would be convertible during the calendar quarter beginning October 1, 2012.
All note holders elected to exercise the conversion feature of the 2026 Notes prior to their redemption. Pursuant to the terms of the 2026 Notes, the Company elected to pay the full settlement value in cash. The settlement value of a note was based on an average of the daily closing price of the Company's common stock over an averaging period that commenced after the Company received a conversion notice from a note holder. The Company paid approximately $164,649,000 in aggregate settlement value for the $123,163,000 of settled 2026 Notes at the end of the applicable averaging periods. The difference between the amount paid and the principal amount of the settled 2026 Notes of $41,486,000 was recognized as a decrease to additional paid-in capital.
As of December 31, 2012, $15,537,000 of the principal amount of 2026 Notes were outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the remaining $15,537,000 of outstanding 2026 Notes. The difference between the amount paid and the principal amount of the settled 2026 Notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
As of December 31, 2012, $223,035,000 of the principal amount of 2028 Notes were outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. The holders of the remaining balance of $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 aggregate principal amount of 2028 Notes outstanding. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.

Note 9 – Notes Payable:
Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes	Issue Date	Principal	Discount(3)	Net Price	Stated Rate	Effective Rate(4)	Maturity Date
2014(1)(2)(5)(9)	June 2004	$150,000	$440	149,560	6.250%	5.910%	June 2014
2015(1)	November 2005	150,000	390	149,610	6.150%	6.185%	December 2015
2017(1)(6)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(1)(7)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022 (1)	August 2012	325,000	4,989	320,011	3.800%	3.984%	October 2022
2023(1)(8)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The proceeds from the note issuance were used to repay the obligation of the 2004 Notes.

(3)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(4)	Includes the effects of the discount, treasury lock gain / loss and swap gain / loss, as applicable.

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

(8)
NNN entered into four forward starting swaps with an aggregate notional amount of $240,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156, of which $3,141 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

(9)	NNN plans to use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding indebtedness.
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
In connection with the debt offerings, NNN incurred debt issuance costs totaling $13,550,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In June 2012, NNN repaid the $50,000,000 7.750% notes payable that were due in June 2012.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2013, NNN was in compliance with those covenants.

Note 10 – Preferred Stock:
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
6.625% Series D Cumulative Redeemable Preferred Stock. In February 2012, NNN completed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares in connection with the underwriters over-allotment), each representing a 1/100th of a share of Series D Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,855,000, consisting primarily of underwriting commissions and fees, legal and accounting fees and printing expenses.
Holders of the Series D depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 6.625% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.65625 per depositary share). The Series D Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series D Preferred Stock underlying the depositary shares on or after September 23, 2017, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series D Preferred Stock, NNN may redeem the Series D Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series D Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 19, 2014, the Series D Preferred Stock was not redeemable or convertible.
5.700% Series E Cumulative Redeemable Preferred Stock. In May 2013, NNN completed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 shares issued in connection with the underwriters' over-allotment), each representing a 1/100th interest in a share of its newly designated 5.700% Series E Cumulative Redeemable Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,856,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. The Company used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
Holders of the Series E depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.700% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.425 per depositary share). The Series E Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series E Preferred Stock underlying the depositary shares on or after May 30, 2018, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series E Preferred Stock, NNN may redeem the Series E Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series E Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 19, 2014, the Series E Preferred Stock was not redeemable or convertible.

Note 11 – Common Stock:
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
In May 2012, NNN established an at-the-market (“2012 ATM”) equity program which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following outlines the common stock issuances pursuant to the 2012 ATM for the year ended December 31 (dollars in thousands, except per share data):

	2013	2012
Shares of common stock	4,676,542	4,282,298
Average price per share (net)	$32.60	$29.64
Net proceeds	152,435	126,947
Stock issuance costs (1)	2,161	2,145
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
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

2013
Shares of common stock	2,280,450
Average price per share (net)	$37.80
Net proceeds	86,208
Stock issuance costs (1)	1,613
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
Dividend Reinvestment and Stock Purchase Plan. In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Shares of common stock	764,891	2,101,644	3,745,896
Net proceeds	$25,407	$56,102	$93,451

Note 12 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN matches 60 percent of the participants’ contributions up to a maximum of eight percent of a participant’s annual compensation. NNN’s contributions to the Retirement Plan for the years ended December 31, 2013, 2012 and 2011 totaled $342,000, $378,000 and $321,000, respectively.

Note 13 – Dividends:
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2013	2012	2011
Ordinary dividends	$1.224568	$1.199003	$1.088228
Qualified dividends	0.056784	0.013346	—
Capital gain	—	0.021358	—
Unrecaptured Section 1250 Gain	0.000650	0.048890	—
Nontaxable distributions	0.317998	0.277403	0.441772
	$1.600000	$1.560000	$1.530000
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2013	2012	2011
Dividends	$189,107	$167,495	$133,720
Per share	1.600	1.560	1.530

On January 15, 2014, NNN declared a dividend of $0.405 per share, which was paid February 14, 2014 to its common stockholders of record as of January 31, 2014.
The following presents the characterization for tax purposes of Series C, D and E Preferred Stock dividends per share paid to stockholders for the year ended December 31:

	Series E	Series D		Series C
	2013	2013	2012	2012	2011
Ordinary dividends	$0.741150	$1.590323	$1.255844	$0.502710	$1.843750
Qualified dividends	0.030332	0.065084	0.013979	0.005596	—
Capital gain	—	—	0.022371	0.008956	—
Unrecaptured Section 1250 Gain	0.000393	0.000843	0.051209	0.020498	—
	$0.771875	$1.656250	$1.343403	$0.537760	$1.843750

The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31(in thousands, except per share data):

	2013	2012	2011
Series C Preferred Stock (1):
Dividends	$—	$1,979	$6,785
Per share	—	0.537760	1.843750

Series D Preferred Stock (2):
Dividends	19,047	15,449	—
Per share	1.656250	1.343403	—

Series E Preferred Stock (3):
Dividends	8,876	—	—
Per share	0.771875	—	—
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
3) The Series E Preferred Stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed.
In February 2014, NNN declared a dividend on its Series D and E Preferred Stock of 41.40625 and 35.62500 cents per depositary share, respectively, payable March 14, 2014.

Note 14 – Income Taxes:
For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted.
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2013, 2012 and 2011, and the statutory rates relate to state taxes and nondeductible expenses.
In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, pursuant to which OAMI became a wholly owned subsidiary of NNN. OAMI has remaining tax liabilities relating to the built-in gain of its assets.

The significant components of the net income tax asset consist of the following at December 31 (dollars in thousands):

	2013	2012
Deferred tax assets:
Cost basis	$994	$1,118
Deferred income	155	247
Reserves	4,728	3,735
Credits	393	217
Excess interest expense carryforward	2,706	4,508
Net operating loss carryforward	5,212	5,829
	14,188	15,654
Valuation allowance	—	—
Total deferred tax assets	14,188	15,654

Deferred tax liabilities:
Built-in gain	(2,163)	(2,924)
Depreciation	(618)	(756)
Other	(779)	(546)
Total deferred tax liabilities	(3,560)	(4,226)

Net deferred tax asset	$10,628	$11,428

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2013 and 2012.
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
The decrease in the valuation allowance for the year ended December 31, 2012 was $18,021,000. There was no valuation allowance as of December 31, 2013 or 2012, respectively.

The income tax benefit (expense) consists of the following components for the years ended December 31, (as adjusted) (dollars in thousands):

	2013	2012	2011
Net earnings before income taxes	$161,230	$135,124	$93,302
Provision for income tax benefit (expense):
Current:
Federal	(195)	(136)	(166)
State and local	(90)	(7)	(15)
Deferred:
Federal	(790)	5,871	(714)
State and local	(10)	1,163	(82)
Total benefit (expense) for income taxes	(1,085)	6,891	(977)
Net earnings attributable to NNN’s stockholders	$160,145	$142,015	$92,325

The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2013	2012	2011
Federal expense at statutory tax rate	$(54,818)	$(45,942)	$(31,723)
Nontaxable income of NNN	53,178	44,746	30,380
State taxes, net of federal benefit	(200)	(139)	(156)
Amortization of Built-in Gain Tax	761	613	531
Other	(6)	(58)	(9)
Valuation allowance (increase) decrease	—	7,671	—
Total tax benefit (expense)	$(1,085)	$6,891	$(977)
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

Note 15 – Earnings from Discontinued Operations:
NNN classified the revenues and expenses related to properties which generated revenue and were sold or generated revenue and were held for sale as of December 31, 2013, as discontinued operations. The following is a summary of the earnings from discontinued operations for each of the years ended December 31 (dollars in thousands):

	2013	2012	2011
Revenues:
Rental income from operating leases	$2,631	$7,342	$10,520
Earned income from direct financing leases	190	324	420
Percentage rent	1	27	27
Real estate expense reimbursement from tenants	327	383	466
Interest and other income from real estate transactions	37	17	62
	3,186	8,093	11,495
Operating expenses:
General and administrative	219	20	41
Real estate	600	1,026	1,041
Depreciation and amortization	371	1,480	1,957
Impairment losses and other charges	2,149	7,026	431
	3,339	9,552	3,470
Other expenses (revenues):
Interest expense	580	732	695
	580	732	695
Earnings (loss) before gain on disposition of real estate and income tax expense	(733)	(2,191)	7,330
Gain on disposition of real estate	6,272	10,956	424
Income tax expense	(467)	(56)	(78)
Earnings from discontinued operations attributable to NNN including noncontrolling interests	5,072	8,709	7,676
Earnings attributable to noncontrolling interests	(226)	(29)	(100)
Earnings from discontinued operations attributable to NNN	$4,846	$8,680	$7,576

Note 16 – Derivatives:
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
In April 2013, NNN terminated four forward starting swaps with an aggregate notional amount of $240,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps designated as cash flow hedges, was a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the 2023 Notes.
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
As of December 31, 2013, $8,396,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the years ended December 31, 2013, 2012 and 2011, NNN reclassified $438,000, $231,000 and $9,000 out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $849,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2013.

Note 17 – Performance Incentive Plan:
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

There were no options outstanding or exercisable at December 31, 2013.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	964,612	$23.40
Restricted shares granted	298,896	33.73
Restricted shares vested	(446,607)	21.41
Restricted shares forfeited	(241)	30.68
Restricted shares repurchased	(8,474)	24.36
Non-vested restricted shares, December 31	808,186	$28.18

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
During the years ended December 31, 2013 and 2012, NNN granted 152,901 and 185,915, respectively, performance based shares subject to its total shareholder return growth after a three years period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $33.73 and $26.85, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2013 and 2012 grants, the conditions are based on market conditions, and the fair value was determined at the grant date (for a fair value share price of $21.54 and $15.71, respectively). Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2013, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	16,605	$35.08
Deferred directors’ fees	12,308	35.09
	28,913	$35.08
Shares available under the 2007 Plan for grant, end of period	3,958,300

The total compensation cost for share-based payments for the years ended December 31, 2013, 2012 and 2011, totaled $7,459,000, $8,131,000 and $6,390,000, respectively, of such compensation expense. At December 31, 2013, NNN had $10,929,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.5 years. In addition, NNN recognized performance based long term incentive cash compensation of $729,000, $1,684,000 and $1,702,000 for the years ended December 31, 2013, 2012 and 2011 respectively.

Note 18 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31, 2013 and 2012, approximate fair value based upon current market prices of similar issues. At December 31, 2013 and 2012, the carrying value and fair value of NNN’s notes payable and convertible notes payable, collectively, was $1,555,672,000 and $1,585,756,000, respectively, based upon quoted market prices, which are a level 1 input.

Note 19 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported	$92,565	$96,121	$100,621	$103,648
Reclassified to discontinued operations	(382)	(106)	(139)	—
Adjusted revenue	$92,183	$96,015	$100,482	$103,648
Net earnings attributable to NNN’s stockholders	$34,066	$37,486	$44,352	$44,241
Net earnings per share (1):
Basic	$0.26	$0.28	$0.29	$0.29
Diluted	0.25	0.27	0.29	0.29
2012
Revenues as originally reported	$78,658	$82,751	$85,013	$88,899
Reclassified to discontinued operations	(1,526)	(1,655)	(763)	160
Adjusted revenue	$77,132	$81,096	$84,250	$89,059
Net earnings attributable to NNN’s stockholders	$29,832	$33,505	$38,015	$40,663
Net earnings per share (1):
Basic	$0.23	$0.26	$0.31	$0.33
Diluted	0.23	0.26	0.30	0.32

(1)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 20 – Segment Information:

For the years ended December 31, 2013, 2012 and 2011, NNN’s operations are reported within one business segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 21 – Fair Value Measurements:
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a rollforward of the Residuals during the year ended December 31, 2013 (dollars in thousands):

Balance at beginning of period	$13,096
Total gains (losses) – realized/unrealized:
Included in earnings	(1,185)
Included in other comprehensive income	(438)
Interest income on Residuals	2,290
Cash received from Residuals	(2,042)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$11,721
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$(328)

Note 22 – Major Tenants:
As of December 31, 2013, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 23 – Commitments and Contingencies:
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Note 24 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2013, the date of the consolidated balance sheet.
In 2014, the Company entered into three forward starting swaps with a total notional amount of $225,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward starting swaps were designated as cash flow hedges.
There were no other reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2013, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 1992 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, NNN’s internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2013, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control for financial reporting.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	40

		Consolidated Balance Sheets as of December 31, 2013 and 2012	42

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	43

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011	45

		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	48

		Notes to Consolidated Financial Statements	50

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2013

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2013

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

	3.4	Third Amended and Restated Bylaws of the Registrant, dated May 1, 2006, as amended (filed herewith).

	3.5	Second Amendment to the Third Amended and Restated Bylaws of the Registrant, dated December 13, 2007 (filed herewith).

	3.6	Third Amendment to the Third Amended and Restated Bylaws of the Registrant, dated February 13, 2014 (filed herewith).

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

4.18
Form of 3.300% Notes due 2023 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

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

	10.19	Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 19, 2014 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2014.

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

Signature	Title	Date

/s/ Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 19, 2014
Craig Macnab

/s/ Ted B. Lanier	Lead Director	February 19, 2014
Ted B. Lanier

/s/ Don DeFosset	Director	February 19, 2014
Don DeFosset

/s/ David M. Fick	Director	February 19, 2014
David M. Fick

/s/ Edward J. Fritsch	Director	February 19, 2014
Edward J. Fritsch

/s/ Richard B. Jennings	Director	February 19, 2014
Richard B. Jennings

/s/ Robert C. Legler	Director	February 19, 2014
Robert C. Legler

/s/ Robert Martinez	Director	February 19, 2014
Robert Martinez

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 19, 2014
Kevin B. Habicht

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

	3.4	Third Amended and Restated Bylaws of the Registrant, dated May 1, 2006, as amended (filed herewith).

	3.5	Second Amendment to the Third Amended and Restated Bylaws of the Registrant, dated December 13, 2007 (filed herewith).

	3.6	Third Amendment to the Third Amended and Restated Bylaws of the Registrant, dated February 13, 2014 (filed herewith).

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

4.18
Form of 3.300% Notes due 2023 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

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

	10.19	Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed herewith).

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 19, 2014 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Land O' Lakes, FL	$—	$1,077	$817	$28	$—	$1,077	$845	$1,922	$307	1999	10/98	(g)	40
Tampa, FL	—	1,081	917	—	—	1,070	917	1,987	339	1999	12/98	(g)	40
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	181	2006	11/11		35
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	217	2004	11/11		35
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	116	1985	11/11		25
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	123	2002	11/11		35
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	109	1996	11/11		30
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	210	1996	11/11		30
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	263	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	252	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	156	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	104	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	237	2000	11/11		30
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	97	1996	11/11		30
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	186	1999	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	167	1999	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	188	2006	11/11		35
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	155	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	161	1976	11/11		25
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	167	2000	11/11		30
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	229	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	126	1990	11/11		25
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	413	1995	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	214	1998	11/11		30
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	178	1999	11/11		30
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	105	2001	11/11		30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	117	2002	11/11		35
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	108	1998	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	142	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	142	2002	11/11		35
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	334	1999	11/11		30
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	82	2002	11/11		35
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	259	2008	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	81	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	93	1999	11/11		30
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	83	1999	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	166	1984	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	163	1986	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	148	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	277	2002	11/11		35
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	130	1999	12/11		30
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	208	1999	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	118	1999	12/11		30
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	189	1999	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	122	1998	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	318	1996	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	195	1999	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	98	1998	12/11		30
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	147	2000	12/11		30
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	264	2004	12/11		35
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	204	2001	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	130	1999	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	200	1999	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	174	1999	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	139	1999	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	135	2001	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	151	2002	12/11		35
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	186	1998	12/11		30
San Antonio, TX	—	909	1,359	—	—	909	1,359	2,268	93	1999	12/11		30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	194	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	100	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	985	3,253	4,238	221	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	137	1999	12/11		30
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	214	1999	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	137	2002	12/11		35
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	173	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	182	1999	12/11		30
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	114	2001	12/11		30

Academy:
Beaumont, TX (n)	—	1,424	2,449	—	—	1,424	2,449	3,873	906	1992	03/99		40
Houston, TX	—	2,311	1,628	—	—	2,311	1,628	3,939	602	1976	03/99		40
Pasadena, TX (n)	—	900	2,181	—	—	900	2,181	3,081	806	1994	03/99		40
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	600	1999	06/05		30

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	442	1997	11/98		37

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	221	2005	12/04	(g)	40

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	887	1995	04/11		30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	194	1983	04/11		25
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	472	1989	04/11		25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	96	1999	04/11		30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	204	1991	04/11		25

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	664	1995	06/96		40

All Star Sports:
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	276	1988	05/07		40
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	166	1987	05/07		40

Amazing Jake's:
Plano, TX	—	5,705	17,049	18	—	5,705	17,067	22,772	2,660	1982	07/08		35

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,007	1987	09/07		25
Brighton, CO	—	1,070	5,491	—	—	1,070	5,491	6,561	864	2005	09/07		40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	787	2005	09/07		40
Evansville, IN	—	1,300	4,269	—	—	1,300	4,269	5,569	767	1999	09/07		35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	384	2003	09/07		40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	1,379	2005	09/07		40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	1,325	2005	09/07		40
Muncie, IN	—	1,243	5,512	—	—	1,243	5,512	6,755	867	2005	09/07		40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	1,828	2006	09/07		40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	1,727	2004	09/07		40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	1,632	2007	01/08		40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	669	1997	01/08		35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	1,424	1999	01/08		35
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	485	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	2,825	1996	01/08		30

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	192	1997	12/01		40
Alcoa, TN	—	1,221	—	—	—	1,221	(e)	1,221	(e)	(e)	12/12	(m)	(e)
Cullman, AL	—	541	—	—	—	541	(e)	541	(e)	(e)	12/12	(m)	(e)
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	38	2010	12/12		35
Nashville, TN	—	377	—	—	—	377	(e)	377	(e)	(e)	12/12	(m)	(e)
Pace, FL	—	738	—	—	—	738	(e)	738	(e)	(e)	12/12	(m)	(e)
Woodstock, GA	—	563	—	—	—	563	(e)	563	(e)	(e)	12/12	(m)	(e)
Fairhope, AL	—	(l)	1,929	—	—	(l)	1,929	1,929	42	2012	02/13		40
Dothan, AL	—	667	—	—	—	667	(e)	667	(e)	(e)	02/13	(m)	(e)
Auburn, AL	—	663	—	—	—	663	(e)	663	(e)	(e)	03/13	(m)	(e)
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	30	2012	03/13		40
Roswell, GA	—	814	—	—	—	814	(e)	814	(e)	(e)	04/13	(m)	(e)
Marietta, GA	—	432	—	—	—	432	(e)	432	(e)	(e)	04/13	(m)	(e)
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	18	2013	07/13		40
Chattanooga, TN	—	469	—	—	—	469	(e)	469	(e)	(e)	07/13	(m)	(e)
Columbus, GA	—	550	—	—	—	550	(e)	550	(e)	(e)	07/13	(m)	(e)
Birmingham, AL	—	445	—	—	—	445	(e)	445	(e)	(e)	08/13	(m)	(e)
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	5	2013	11/13		40
Calera, AL	—	606	—	—	—	606	(e)	606	(e)	(e)	12/13	(m)	(e)

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	857	1996	05/96		40

American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	65	1973	12/12		25
Salem, OR	—	433	1,627	—	—	433	1,627	2,060	56	1999	12/12	(m)	30
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	78	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	72	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	166	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	181	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	171	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	169	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	60	1967	09/06		40

Anna's Linens:
Harlingen, TX	—	317	756	120	—	317	876	1,193	279	1999	11/98	(f)	40

Applebee's:
Ballwin, MO	—	1,496	1,404	—	—	1,496	1,404	2,900	423	1995	12/01		40
Cincinnati, OH	—	312	898	—	—	312	898	1,210	101	2002	08/10		30
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	185	1993	08/10		25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	185	2003	08/10		30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	201	1988	08/10		25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	181	1993	08/10		30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	162	2001	08/10		30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	208	1998	08/10		30
Mason, OH	—	545	941	—	—	545	941	1,486	106	1997	08/10		30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	134	2005	08/10		35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	121	2000	08/10		30
Troy, OH	—	645	862	—	—	645	862	1,507	116	1996	08/10		25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	151	1990	10/10		30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	96	2005	10/10		35
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	162	1992	10/10		30
Mesa, AZ	—	748	1,734	—	—	748	1,734	2,482	185	1998	10/10		30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	128	2000	10/10		35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	156	1995	10/10		30
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	101	2004	10/10		35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	161	1998	12/01		40
Thomson, GA	—	268	504	—	—	268	504	772	152	1997	12/01		40
Washington Courthouse, OH	—	157	546	—	—	157	546	703	164	1998	12/01		40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	141	1993	12/01		40

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,977	4,317	348	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,317	1,389	2,706	254	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,262	3,024	405	1998	05/08		35
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,229	4,448	347	2000	05/08		40
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,459	2,615	304	1986	05/08		30
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,379	2,645	264	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,613	3,142	346	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,431	2,712	242	2000	05/08		40
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,685	2,768	302	1992	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	2,013	3,236	360	1996	05/08		35
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,744	3,201	325	1995	05/08		35
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,447	2,552	273	1992	05/08		35

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,088	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	380	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,097	2005	03/05		40

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	201	1999	06/98		40

Babies R Us:
Arlington, TX	—	831	2,612	—	—	831	2,612	3,443	1,143	1996	06/96		40
Independence, MO	—	1,679	2,302	115	—	1,679	2,417	4,096	715	1996	12/01		40

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	6	1988	07/92		30

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	725	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,310	1994	09/94		40
Houston, TX	—	3,308	2,396	—	—	3,308	2,396	5,704	1,093	1995	10/94	(f)	40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	7	1996	05/95	(f)	30
Freehold, NJ (n)	—	2,917	2,261	—	—	2,917	2,261	5,178	1,013	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,362	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	672	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	556	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	1,633	1995	11/98		40

Bealls:
Sarasota, FL	—	1,078	1,795	—	—	1,078	1,795	2,873	466	1996	09/97		40

Beautiful America Dry Cleaners:
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Orlando, FL	27	(h)	40	111	—	—	40	111	151	27	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—		1,184	2,843	179	—	1,184	3,021	4,205	843	1997	06/98		40
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758	3,840	997	1999	12/98	(g)	40
Midland, MI	—		231	—	2,705	—	231	2,705	2,936	482	2006	07/03	(g)	40

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772	5,757	1,169	1996	02/97		40
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359	6,068	976	1970	06/97		40
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419	9,652	1,407	1995	07/97		40
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218	6,270	1,317	1995	08/97		40
St. Petersburg, FL	—		4,032	2,611	—	—	4,032	2,611	6,643	864	1997	09/97		35
Pittsburgh, PA	—		2,331	2,293	—	—	2,331	2,293	4,624	891	1997	06/98		40
Denver, CO	—		8,882	4,373	—	—	8,882	4,373	13,255	1,371	1991	06/01		40
Albuquerque, NM	—		2,157	3,132	—	—	2,157	3,132	5,289	287	1992	09/11		25
Arlington, TX	—		1,372	3,890	—	—	1,372	3,890	5,262	357	1991	09/11		25
Beaumont, TX (n)	—		614	2,177	—	—	614	2,177	2,791	249	1992	09/11		20
Dallas, TX	—		906	—	—	—	906	(e)	906	(e)	1990	09/11		(e)
Fort Collins, CO	—		2,054	3,346	—	—	2,054	3,346	5,400	307	1992	09/11		25
Fort Worth, TX	—		687	2,177	—	—	687	2,177	2,864	166	1992	09/11		30
Houston, TX	—		1,409	3,095	—	—	1,409	3,095	4,504	236	1992	09/11		30
Matteson, IL	—		384	2,089	—	—	384	2,089	2,473	239	1992	09/11		20
Nashua, NH	—		1,028	7,052	—	—	1,028	7,052	8,080	539	1999	09/11		30
North Attleborough, MA	—		2,761	4,165	—	—	2,761	4,165	6,926	318	1999	09/11		30
Schaumburg, IL	—		3,170	4,784	—	—	3,170	4,784	7,954	548	1965	09/11		20
Virginia Beach, VA	—		3,140	4,276	—	—	3,140	4,276	7,416	327	1999	09/11		30

Big Lots:
Dover, NJ	—		1,138	3,238	732	—	1,138	3,970	5,108	1,268	1995	11/98		40

BJ's Wholesale Club:
Orlando, FL	2,097	(h)	3,271	8,627	367	—	3,271	8,994	12,265	2,216	2001	02/04		40
Attleboro, MA	—		4,988	26,364	—	—	4,988	26,364	31,352	2,014	1993	09/11		30
Fairfax, VA	—		6,792	14,941	—	—	6,792	14,941	21,733	1,141	1992	09/11		30
Hamilton, NJ	—		3,166	29,373	—	—	3,166	29,373	32,539	1,923	2002	09/11		35
Hialeah, FL	—		4,792	14,067	—	—	4,792	14,067	18,859	1,075	2000	09/11		30
Roxbury, NJ	—		3,040	16,168	—	—	3,040	16,168	19,208	1,482	1993	09/11		25
W. Hartford, CT	—		2,846	14,299	—	—	2,846	14,299	17,145	1,092	1996	09/11		30

Black Fox Beauty Supply:
Corpus Christi, TX	—		125	137	195	—	125	332	457	103	1967	11/93		40

Blend Frozen Yogurt:
Lapeer, MI	—		63	457	—	—	63	436	499	72	2007	10/05		40

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639	15,143	2,233	1984	12/01		40

Bonefish:
Mobile, AL	—		801	2,137	—	—	801	2,137	2,938	109	2006	03/12		35
Pensacola, FL	—		734	2,003	—	—	734	2,003	2,737	103	2004	03/12		35

Books-A-Million:
Newark, DE	—		2,394	4,789	—	—	2,366	4,789	7,155	2,278	1994	12/94		40
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487	4,034	1,090	1996	06/96		40

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200	255	40	2000	01/06		40

Boston Market:
Geneva, IL	—		653	601	—	—	669	518	1,187	159	1996	12/01		40
N. Olmsted, OH	—		602	461	—	—	602	389	991	118	1996	12/01		40
Novi, MI	—		836	651	—	—	836	298	1,134	94	1995	12/01		40

Buck's:
St. Louis, MO	—		776	—	3,822	—	776	3,822	4,598	450	2009	12/07	(m)	40

Buffalo Wild Wings:
Michigan City, IN	—		163	492	—	—	163	492	655	148	1996	12/01		40

Bugaboo Creek:
Rochester, NY	—		792	1,535	—	—	792	1,535	2,327	251	1995	06/07		40

Burger King:
Colonial Heights, VA	—		662	610	—	—	662	610	1,272	184	1997	12/01		40

Buybacks Entertainment:
Lafayette, LA	—		603	1,149	30	—	603	1,179	1,782	233	1999	12/05		40

Caliber Collision:
Alvin, TX	—		400	712	—	—	400	712	1,112	102	1984	02/11		20
Galveston, TX	—		361	789	—	—	361	789	1,150	113	1965	02/11		20
Houston, TX	—		348	1,731	—	—	348	1,731	2,079	199	1987	02/11		25
Copperas Cove, TX	—		269	1,436	—	—	269	1,436	1,705	80	1972	01/12		35
Killeen, TX	—		408	2,171	—	—	408	2,171	2,579	170	1986	01/12		25
Austin, TX	—		1,071	3,412	—	—	1,071	3,412	4,483	256	1975	02/12		25
Gilbert, AZ	—		474	1,543	—	—	474	1,543	2,017	84	2003	05/12		30
Spring, TX	—		913	2,307	—	—	913	2,307	3,220	119	2006	06/12		30
Tomball, TX	—		414	1,281	—	—	414	1,281	1,695	56	2009	06/12		35
Edmond, OK	—		472	1,437	—	—	472	1,437	1,909	38	1964	03/13		30

Camping World:
Vacaville, CA	—		2,467	6,575	—	—	2,467	6,575	9,042	650	2008	07/10		35
North Little Rock, AR	—		1,198	3,348	82	—	1,280	3,348	4,628	315	2007	09/10	(m)	35
Strafford, MO	—		1,278	3,694	—	—	1,278	3,694	4,972	347	2007	09/10		35
Avondale, AZ	—		1,976	3,040	3,200	—	1,976	6,239	8,215	281	2009	05/11	(o)	35
Mesa, AZ	—		3,972	2,046	—	—	3,972	2,046	6,018	215	1983	05/11		25
Bowling Green, KY	—		584	2,481	—	—	584	2,481	3,065	174	2007	07/11		35
Council Bluffs, IA	—		2,013	2,806	—	—	2,013	2,806	4,819	197	2008	07/11		35
Roanoke, VA	—		2,046	5,050	—	—	2,046	5,050	7,096	355	2008	07/11		35
Golden, CO	—		5,516	—	6,544	—	5,516	6,544	12,060	279	2012	10/11	(m)	40
Belleville, MI	—		1,156	2,071	—	—	1,156	2,071	3,227	169	1986	12/11		25
Kissimmee, FL	—		1,578	2,783	—	—	1,578	2,783	4,361	227	1979	12/11		25
La Mirada, CA	—		3,593	911	—	—	3,577	907	4,484	62	1996	12/11		30
Myrtle Beach, SC	—		540	61	—	—	540	61	601	5	1976	12/11		25
Nashville, TN	—		1,155	1,034	5,665	—	3,626	4,235	7,861	188	1985	12/11	(o)	40
Valencia, CA	—		4,788	4,191	—	—	4,766	4,179	8,945	341	1980	12/11		25
Calera, AL	—		1,204	3,075	—	—	1,204	3,075	4,279	157	2008	03/12		35
Jacksonville, FL	—		2,343	2,679	—	—	2,343	2,679	5,022	192	1973	03/12		25
Louisville, TN	—		990	554	1,194	—	990	1,748	2,738	42	1977	03/12	(o)	40
Winter Garden, FL	—		1,173	3,178	—	—	1,173	3,178	4,351	190	1973	03/12		30
Cocoa, FL	—		1,194	1,876	—	—	1,194	1,876	3,070	91	1981	07/12		30
Dover, FL	—		2,431	9,658	—	—	2,431	9,658	12,089	169	2007	01/13		35
Grain Valley, MO	—		1,210	2,908	—	—	1,210	2,908	4,118	24	2003	09/13	(m)	35
Lubbock, TX	—		775	3,998	—	—	775	3,998	4,773	39	1997	09/13		30
Olive Branch, MS	—		3,163	—	—	—	3,163	(e)	3,163	(e)	(e)	11/13	(m)	(e)

Carl's Jr.:
Spokane, WA	—		471	530	—	—	471	530	1,001	160	1996	12/01		40
Chandler, AZ	—		729	644	—	—	729	644	1,373	275	1984	06/05		20
Tucson, AZ	—		681	536	103	—	681	639	1,320	543	1988	06/05		10

Carmike Cinemas:
Fayetteville, NC	—		2,409	—	—	—	2,409	(e)	2,409	(e)	(e)	11/13	(m)	(e)

CarQuest:
Abbeville, LA	—		23	148	—	—	23	148	171	22	1970	12/10		20
Abbotsford, WI	—		56	163	—	—	56	163	219	20	1984	12/10		25
Aberdeen, SD (n)	—		71	329	—	—	71	329	400	50	1961	12/10		20
Addison, IL	—		76	314	—	—	76	314	390	38	1971	12/10		25
Alsip, IL	—		57	323	—	—	57	323	380	49	1972	12/10		20
Anaconda, MT	—		35	307	—	—	35	307	342	47	1965	12/10		20
Ann Arbor, MI	—		25	241	—	—	25	241	266	37	1970	12/10		20
Antigo, WI	—		96	294	—	—	96	294	390	30	1998	12/10		30
Appleton, WI (n)	—		85	438	—	—	85	438	523	44	1995	12/10		30
Arden, NC	—		42	281	—	—	42	281	323	34	1989	12/10		25
Baker, MT	—		12	140	—	—	12	140	152	21	1965	12/10		20
Bakersfield, CA	—		77	484	—	—	77	484	561	74	1945	12/10		20
Bangor, ME (n)	—		53	356	—	—	53	356	409	72	1945	12/10		15
Bangor, ME	—		51	339	—	—	51	339	390	41	1985	12/10		25
Bartlett, TN	—		40	293	—	—	40	293	333	36	1989	12/10		25
Bay City, MI	—		106	521	—	—	106	521	627	106	1920	12/10		15
Bay City, MI	—		41	282	—	—	41	282	323	34	1989	12/10		25
Bay City, MI	—		14	100	—	—	14	100	114	20	1942	12/10		15
Bellevue, NE	—		29	142	—	—	29	142	171	22	1965	12/10		20
Bend, OR	—		125	245	—	—	125	245	370	50	1935	12/10		15
Biddeford, ME	—		60	320	—	—	60	320	380	49	1968	12/10		20
Billings, MT	—		31	188	—	—	31	188	219	23	1970	12/10		25
Bismarck, ND	—		25	136	—	—	25	136	161	17	1985	12/10		25
Bozeman, MT	—		28	257	—	—	28	257	285	39	1964	12/10		20
Brunswick, ME	—		41	254	—	—	41	254	295	31	1985	12/10		25
Bucksport, ME	—		19	114	—	—	19	114	133	17	1976	12/10		20
Burlington, NC	—		47	229	—	—	47	229	276	23	1994	12/10		30
Carol Stream, IL	—		103	515	—	—	103	515	618	78	1960	12/10		20
Chicago, IL	—		83	383	—	—	83	383	466	47	1987	12/10		25
Chippewa Falls, WI	—		33	328	—	—	33	328	361	33	1996	12/10		30
Cody, WY (n)	—		146	253	—	—	96	253	349	26	1999	12/10		30
Colstrip, MT	—		39	275	—	—	39	275	314	33	1981	12/10		25
Connersville, IN	—		28	171	—	—	28	171	199	35	1920	12/10		15
Corapolis, PA (n)	—		74	316	—	—	74	316	390	48	1980	12/10		20
Cut Bank, MT	—		9	115	—	—	9	115	124	17	1937	12/10		20
Devils Lake, ND	—		38	276	—	—	38	276	314	28	1999	12/10		30
Dillon, MT	—		24	204	—	—	24	204	228	31	1973	12/10		20
Dodge City, KS (n)	—		43	166	—	—	43	166	209	34	1948	12/10		15
Eau Claire, WI	—		33	204	—	—	33	204	237	31	1956	12/10		20
Elgin, IL	—		88	311	—	—	88	311	399	47	1965	12/10		20
Enterprise, AL	—		25	184	—	—	25	184	209	22	1988	12/10		25
Escanaba, MI	—		40	283	—	—	40	283	323	34	1982	12/10		25
Evansville, IN	—		60	301	—	—	60	301	361	37	1980	12/10		25
Fairbanks, AK	—		292	545	—	—	292	545	837	47	2003	12/10		35
Gainesville, FL (n)	—		47	362	—	—	47	362	409	73	1957	12/10		15
Glasgow, MT	—		48	275	—	—	48	275	323	42	1972	12/10		20
Great Falls, MT	—		17	173	—	—	17	173	190	26	1967	12/10		20
Greenville, OH	—		63	193	—	—	63	193	256	39	1910	12/10		15
Hamilton, MT	—		24	242	—	—	24	242	266	29	1991	12/10		25
Harlem, MT	—		17	116	—	—	17	116	133	14	1983	12/10		25
Hayward, WI	—		57	333	—	—	57	333	390	40	1980	12/10		25
Helena, MT	—		31	282	—	—	31	282	313	34	1987	12/10		25
Houlton, ME	—		38	219	—	—	38	219	257	67	1915	12/10		10
Irving, TX	—		182	208	—	—	182	208	390	32	1984	12/10		20
Kalispell, MT (n)	—		59	645	—	—	59	645	704	65	1998	12/10		30
Kennedale, TX	—		88	283	—	—	88	283	371	43	1959	12/10		20
Lafayette, LA	—		51	357	—	—	51	357	408	36	1996	12/10		30
Laurel, MS	—		74	202	—	—	74	202	276	41	1959	12/10		15
Lewistown, MT	—		19	180	—	—	19	180	199	22	1964	12/10		25
Livingston, MT	—		34	261	—	—	34	261	295	40	1976	12/10		20
Lufkin, TX (n)	—		94	229	—	—	94	229	323	35	1986	12/10		20
Madison, TN	—		78	179	—	—	78	179	257	22	1988	12/10		25
Madison, WI	—		57	409	—	—	57	409	466	50	1973	12/10		25
Malta, MT	—		19	181	—	—	19	181	200	22	1976	12/10		25
Marshfield, WI	—		60	282	—	—	60	282	342	43	1940	12/10		20
Medford, WI	—		37	229	—	—	37	229	266	28	1988	12/10		25
Memphis, TN	—		38	199	—	—	38	199	237	24	1987	12/10		25
Metamora, IL	—		69	292	—	—	69	292	361	30	1996	12/10		30
Midland, MI	—		44	336	—	—	44	336	380	34	1986	12/10		30
Midland, TX	—		36	212	—	—	36	212	248	43	1960	12/10		15
Montello, WI	—		26	173	—	—	26	173	199	18	1997	12/10		30
Muskegon, MI	—		38	257	—	—	38	257	295	26	1990	12/10		30
Neillsville, WI	—		26	145	—	—	26	145	171	18	1979	12/10		25
Nicholasville, KY	—		54	241	—	—	54	241	295	29	1988	12/10		25
Ocala, FL	—		78	416	—	—	78	416	494	84	1971	12/10		15
Olathe, KS	—		78	235	—	—	78	235	313	48	1950	12/10		15
Oshkosh, WI	—		99	224	—	—	99	224	323	23	1999	12/10		30
Overland, MO	—		68	370	—	—	68	370	438	56	1961	12/10		20
Owosso, MI	—		50	264	—	—	50	264	314	32	1986	12/10		25
Pearl, MS	—		43	195	—	—	43	195	238	20	1989	12/10		30
Phillips, WI	—		23	177	—	—	23	177	200	18	1992	12/10		30
Powell, WY	—		37	182	—	—	37	182	219	22	1978	12/10		25
Rhinelander, WI	—		28	115	—	—	28	115	143	17	1958	12/10		20
River Falls, WI	—		42	234	—	—	42	234	276	36	1976	12/10		20
Riverton, WY	—		99	300	—	—	99	300	399	37	1978	12/10		25
Rockford, IL	—		61	376	—	—	61	376	437	46	1962	12/10		25
Roundup, MT	—		23	205	—	—	23	205	228	31	1972	12/10		20
Schofield, WI	—		41	425	—	—	41	425	466	65	1968	12/10		20
Sheboygan, WI	—		77	370	—	—	77	370	447	32	2007	12/10		35
Shelby, MT	—		20	208	—	—	20	208	228	32	1976	12/10		20
Shelbyville, KY	—		52	224	—	—	52	224	276	27	1982	12/10		25
Sidney, MT (n)	—		42	395	—	—	42	395	437	60	1962	12/10		20
Spartanburg, SC	—		53	252	—	—	53	252	305	31	1972	12/10		25
Spokane, WA	—		66	201	—	—	66	201	267	31	1965	12/10		20
Spokane, WA	—		93	373	—	—	93	373	466	57	1972	12/10		20
St. Peter, MN	—		17	259	—	—	17	259	276	26	1999	12/10		30
Stayton, OR	—		88	312	—	—	88	312	400	32	1994	12/10		30
Stevens Point, WI (n)	—		61	405	—	—	61	405	466	49	1975	12/10		25
Sulphur, LA	—		31	216	—	—	31	216	247	33	1984	12/10		20
Thornton, CO	—		414	536	—	—	414	536	950	54	1996	12/10		30
Troy, AL	—		15	52	—	—	15	52	67	11	1966	12/10		15
Wasilla, AK	—		227	504	—	—	227	504	731	44	2002	12/10		35
Wausau, WI	—		52	300	—	—	52	300	352	36	1989	12/10		25
Wautoma, WI	—		18	106	—	—	18	106	124	16	1959	12/10		20
Waynesboro, MS	—		15	71	—	—	15	71	86	14	1962	12/10		15
West Columbia, SC	—		41	159	—	—	41	159	200	24	1962	12/10		20
West Memphis, AR	—		58	294	—	—	58	294	352	36	1987	12/10		25
Whitefish, MT	—		30	227	—	—	30	227	257	23	1993	12/10		30
Williston, ND	—		35	297	—	—	35	297	332	30	1999	12/10		30
Windom, MN	—		5	137	—	—	5	137	142	21	1950	12/10		20
Wisconsin Rapids, WI	—		41	215	—	—	41	215	256	33	1975	12/10		20
Yakima, WA	—		50	321	—	—	50	321	371	49	1965	12/10		20
Aurora, IL	—		641	226	—	—	641	226	867	33	1971	02/11		20
Benton Harbor, MI	—		207	160	—	—	207	160	367	23	1978	02/11		20
Caro, MI	—		85	132	—	—	85	132	217	38	1941	02/11		10
Eagle River, WI	—		99	52	—	—	99	52	151	7	1978	02/11		20
Essexville, MI	—		113	113	—	—	113	113	226	16	1974	02/11		20
Lexington, KY	—		85	226	—	—	85	226	311	22	1991	02/11		30
Mt. Pleasant, MI	—		85	207	—	—	85	207	292	24	1984	02/11		25
Portland, ME	—		123	264	—	—	123	264	387	51	1951	02/11		15
Saginaw, MI	—		179	75	—	—	179	75	254	22	1955	02/11		10
Warrenton, VA	—		123	66	—	—	123	66	189	19	1939	02/11		10
Billings, MT	—		66	291	—	—	66	291	357	29	1994	07/11		25
Mobile, AL	—		75	197	—	—	75	197	272	24	1975	07/11		20
New Castle, IN	—		113	19	—	—	113	19	132	2	1991	07/11		25
Spokane, WA	—		75	56	—	—	75	56	131	7	1955	07/11		20
Chicago, IL	—		90	239	—	—	90	239	329	34	1949	11/11		15
Missoula, MT	—		99	367	—	—	99	367	466	39	1965	11/11		20
Sheridan, WY	—		198	385	—	—	198	385	583	41	1980	11/11		20
Sauk Centre, MN	—		64	85	—	—	64	85	149	7	1958	11/11		25
Watford City, ND	—		31	124	—	—	31	124	155	11	1974	11/11		25
Fairmont, MN	—		98	166	—	—	98	166	264	16	1978	01/12		20
Sycamore, IL	—		49	476	—	—	49	476	525	47	1924	01/12		20
Worland, WY	—		48	193	—	—	48	193	241	16	1949	04/12		20
Anchorage, AK	—		315	92	—	—	315	92	407	7	1971	06/12		20
Havre, MT	—		29	305	—	—	29	305	334	23	1964	06/12		20
Orchard Park, NY	—		353	—	—	—	353	(e)	353	(e)	(e)	05/13	(m)	(e)
Morrisville, NC	—		127	332	—	—	127	332	459	8	1992	05/13		25
Salt Lake City, UT	—		571	697	—	—	571	697	1,268	22	1951	05/13		20
San Antonio, TX	—		137	361	—	—	137	361	498	11	1980	05/13		20
San Antonio, TX	—		87	719	—	—	87	719	806	18	1973	05/13		25
Jackson, MS	—		253	—	—	—	253	(e)	253	(e)	(e)	06/13	(m)	(e)
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Crestview, FL	—		158	463	—	—	158	463	621	5	2003	09/13		30
Depew, NY	—		309	—	—	—	309	(e)	309	(e)	(e)	10/13	(m)	(e)

Carrabba's:
Canton, MI	—		685	1,687	—	—	685	1,687	2,372	101	2002	03/12		30
Cape Coral, FL	—		645	2,965	—	—	645	2,965	3,610	152	2005	03/12		35
Dallas, TX	—		672	1,078	—	—	672	1,078	1,750	64	2000	03/12		30
Gainesville, FL	—		922	1,944	—	—	922	1,944	2,866	116	2001	03/12		30
Jacksonville, FL	—		1,140	1,428	—	—	1,140	1,428	2,568	85	2001	03/12		30
Mason, OH	—		653	2,267	—	—	653	2,267	2,920	135	2000	03/12		30
Maumee, OH	—		525	2,684	—	—	525	2,684	3,209	160	2002	03/12		30
Mobile, AL	—		633	1,909	—	—	633	1,909	2,542	114	2001	03/12		30
Pensacola, FL	—		734	1,854	—	—	734	1,854	2,588	95	2003	03/12		35
Waldorf, MD	—		1,473	2,199	—	—	1,473	2,199	3,672	113	2007	03/12		35

Carvers:
Centerville, OH	—		851	1,059	—	—	851	1,059	1,910	319	1986	12/01		40

Certified Auto Sales:
Albuquerque, NM	—		1,113	—	1,443	—	1,113	1,443	2,556	301	2005	04/04	(f)	40

Chair King:
Grapevine, TX	—		1,018	2,067	273	—	1,018	2,340	3,358	811	1998	06/98		40

Champps:
Irving, TX	—		1,760	1,724	—	—	1,760	1,724	3,484	519	2000	12/01		40

Char-Hut:
Sunrise, FL	—		287	424	—	—	287	424	711	102	1979	05/04		40

Cheddar's Cafe:
Baytown, TX	—		858	2,251	—	—	858	2,251	3,109	171	2010	12/10		40
West Monroe, LA	—		907	2,301	—	—	907	2,301	3,208	170	2010	01/11		40
Selma, TX	—		1,446	—	2,439	—	1,446	2,439	3,885	140	2011	03/11	(m)	40
Jonesboro, AR	—		1,206	—	2,459	—	1,206	2,459	3,665	131	2011	05/11	(m)	40
Hattiesburg, MS	—		1,203	—	—	—	1,196	(e)	1,196	(e)	(e)	11/11	(m)	(e)
Pleasant Prairie, WI	—		1,310	—	—	—	1,310	(e)	1,310	(e)	(e)	04/13	(m)	(e)
Liberty, MO	—		1,313	—	—	—	1,313	(e)	1,313	(e)	(e)	07/13	(m)	(e)

Chick-Fil-A:
Ankeny, IA	—		662	—	—	—	662	(i)	662	(i)	(i)	06/05		(i)

Chili's:
Camden, SC	—		627	1,888	—	—	627	1,888	2,515	391	2005	09/05		40
Milledgeville, GA	—		516	1,997	—	—	516	1,997	2,513	414	2005	09/05		40
Sumter, SC	—		800	1,717	—	—	800	1,717	2,517	345	2004	12/05		40
Hinesville, GA	—		921	1,898	—	—	921	1,898	2,819	326	2006	02/07		40
Albany, GA	—		615	—	1,984	—	615	1,984	2,599	308	2007	06/07	(m)	40
Statesboro, GA	—		703	—	1,888	—	703	1,888	2,591	289	2007	06/07	(m)	40
Florence, SC	—		889	1,715	—	—	889	1,715	2,604	281	2007	06/07		40
Valdosta, GA	—		716	—	1,871	—	716	1,871	2,587	283	2007	07/07	(m)	40
Tifton, GA	—		454	1,550	—	—	454	1,550	2,004	202	2008	06/08		40
Evans, GA	—		700	—	1,511	—	685	1,511	2,196	184	2009	10/08	(m)	40
Jefferson City, MO	—		305	898	—	—	305	898	1,203	104	2003	12/09		35
Merriam, KS	—		853	981	—	—	853	981	1,834	132	1998	12/09		30
Wichita, KS	—		420	623	—	—	420	623	1,043	84	1995	12/09		30
Hutchinson, KS	—		456	1,794	—	—	456	1,794	2,250	52	2004	02/13		30
Lexington, SC	—		630	1,620	—	—	630	1,620	2,250	40	2008	02/13		35

China 1:
Cohoes, NY	—		16	87	6	—	16	93	109	23	1994	09/04		40

China Wok:
Carlisle, PA	—		90	107	—	—	90	107	197	21	1988	01/06		40

Chipotle:
Florissant, MO	—		50	59	170	—	50	228	278	21	2013	04/03	(m)	40

Chuck-E-Cheese:
Mobile, AL	—		340	951	—	—	340	951	1,291	101	1981	11/11		20

Chuy's:
Madeira, OH	—		1,165	1,322	—	—	1,165	1,322	2,487	17	1996	05/13		30

Cinemark:
Draper, UT	—		1,523	—	4,487	—	1,523	4,487	6,010	294	2011	08/10	(m)	40
Fort Worth, TX	—		2,140	—	7,660	—	2,140	7,660	9,800	295	2012	08/11	(m)	40
Cincinnati, OH	—		1,334	—	10,206	—	1,334	10,206	11,540	96	2013	09/12	(m)	40
McCandless, PA	—		3,094	—	—	—	3,094	(e)	3,094	(e)	(e)	09/13	(m)	(e)

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014	3,571	606	2000	12/01		40
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921	5,452	879	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—		215	701	—	—	215	701	916	223	1986	01/06		25

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	603	691	100	2007	10/05		40

Cool Crest:
Independence, MO	—		1,838	1,534	75	—	1,838	1,609	3,447	257	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	54	(h)	80	221	—	—	80	221	301	55	2001	02/04		40

Cutler Foods:
Deerfield Beach, FL	—		770	274	26	—	770	300	1,070	56	1980	12/05		40

CVS:
Lafayette, LA	—		968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Ft. Lauderdale, FL	—		3,165	3,319	190	—	3,165	3,509	6,674	1,166	1995	02/96		33
Midwest City, OK	—		673	1,103	—	—	673	1,103	1,776	492	1996	03/96		40
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449	2,465	599	1997	06/97		40
Arlington, TX	—		2,079	—	1,397	—	2,079	1,397	3,476	537	1998	11/97	(g)	40
Leavenworth, KS	—		726	—	1,331	—	726	1,331	2,057	517	1998	11/97	(g)	40
Lewisville, TX	—		789	—	1,335	—	789	1,335	2,124	511	1998	04/98	(g)	40
Forest Hill, TX	—		692	—	1,175	—	692	1,175	1,867	451	1998	04/98	(g)	40
Garland, TX	—		1,477	—	1,400	—	1,477	1,400	2,877	529	1998	06/98	(g)	40
Oklahoma City, OK	—		1,581	—	1,471	—	1,581	1,471	3,052	550	1999	08/98	(g)	40
Dallas, TX	—		2,618	—	2,571	—	2,618	2,571	5,189	656	2003	06/99	(g)	40
Gladstone, MO	—		1,851	—	1,740	—	1,851	1,740	3,591	582	2000	12/99	(g)	40

Dave & Buster's:
Hilliard, OH	—		934	4,689	—	—	934	4,689	5,623	835	1998	11/06		40
Tulsa, OK	—		1,862	—	2,105	—	1,862	2,105	3,967	261	2009	04/08	(m)	40
Wauwatosa, WI	—		5,694	—	5,638	—	5,694	5,638	11,332	534	2010	12/08	(m)	40
Orlando, FL	—		8,114	—	4,224	—	8,114	4,224	12,338	260	2011	06/10	(m)	40
Oklahoma City, OK	—		3,156	—	4,870	—	3,156	4,870	8,026	238	2012	02/11	(m)	40
Dallas, TX	—		5,052	—	8,808	—	5,052	8,808	13,860	229	2012	03/12	(m)	40
Livonia, MI	—		2,116	—	—	—	2,116	(e)	2,116	(e)	(e)	04/13	(m)	(e)

Del Frisco's:
Ft. Worth, TX	—		351	5,874	—	—	351	5,874	6,225	869	1890	01/11		20
Greenwood Village, CO	—		1,863	5,649	—	—	1,863	5,649	7,512	836	1979	01/11		20

Denny's:
Clifton, CO	—		245	732	375	—	245	1,107	1,352	248	1998	12/01		40
Columbus, TX	—		428	817	—	—	428	817	1,245	246	1997	12/01		40
Alexandria, VA	—		604	196	—	—	604	196	800	71	1981	09/06		20
Amarillo, TX	—		590	632	—	—	590	632	1,222	230	1982	09/06		20
Arlington Heights, IL	—		470	228	—	—	470	228	698	83	1977	09/06		20
Austintown, OH	—		466	397	—	—	466	397	863	145	1980	09/06		20
Boardman Township, OH	—		497	258	—	—	497	258	755	94	1977	09/06		20
Campbell, CA	—		460	238	—	—	460	238	698	87	1976	09/06		20
Carson, CA	—		1,246	157	—	—	1,246	157	1,403	57	1975	09/06		20
Chehalis, WA	—		415	287	—	—	415	287	702	105	1977	09/06		20
Chubbuck, ID	—		350	394	—	—	344	394	738	144	1983	09/06		20
Clackamas, OR	—		468	407	—	—	468	407	875	148	1993	09/06		20
Collinsville, IL	—		676	283	—	—	676	283	959	103	1979	09/06		20
Colorado Springs, CO	—		585	390	—	—	585	390	975	142	1978	09/06		20
Colorado Springs, CO	—		321	377	—	—	321	377	698	137	1984	09/06		20
Corpus Christi, TX	—		345	776	300	—	345	1,076	1,421	361	1980	09/06		20
Dallas, TX	—		497	150	—	—	497	150	647	55	1979	09/06		20
Enfield, CT	—		684	229	—	—	684	229	913	83	1976	09/06		20
Fairfax, VA	—		768	683	—	—	768	683	1,451	249	1979	09/06		20
Federal Way, WA	—		543	193	—	—	543	193	736	70	1977	09/06		20
Florissant, MO	—		443	238	—	—	443	238	681	87	1977	09/06		20
Ft. Worth, TX	—		392	314	—	—	392	314	706	115	1974	09/06		20
Hermitage, PA	—		321	420	—	—	321	420	741	153	1980	09/06		20
Hialeah, FL	—		432	175	—	—	432	175	607	64	1978	09/06		20
Houston, TX	—		504	348	—	—	504	348	852	127	1976	09/06		20
Indianapolis, IN	—		358	767	—	—	358	767	1,125	279	1978	09/06		20
Indianapolis, IN	—		326	511	—	—	326	511	837	186	1978	09/06		20
Indianapolis, IN	—		310	590	—	—	310	590	900	215	1981	09/06		20
Indianapolis, IN	—		231	511	—	—	231	511	742	186	1974	09/06		20
Kernersville, NC	—		407	557	—	—	407	557	964	203	2000	09/06		20
Lafayette, IN	—		424	773	—	—	416	773	1,189	282	1978	09/06		20
Laurel, MD	—		528	379	—	—	528	379	907	138	1976	09/06		20
Little Rock, AR	—		703	180	—	—	703	180	883	66	1979	09/06		20
Maplewood, MN	—		630	271	—	—	630	271	901	99	1983	09/06		20
Merriville, IN	—		368	813	—	—	368	813	1,181	296	1976	09/06		20
N. Miami, FL	—		855	151	—	—	855	151	1,006	55	1977	09/06		20
Nampa, ID	—		357	729	—	—	357	729	1,086	266	1979	09/06		20
North Richland Hills, TX	—		500	130	—	—	500	130	630	47	1970	09/06		20
Omaha, NE	—		496	314	—	—	496	314	810	115	1994	09/06		20
Pompano Beach, FL	—		436	394	—	—	436	394	830	143	1976	09/06		20
Portland, OR	—		764	161	—	—	764	161	925	59	1977	09/06		20
Provo, UT	—		519	216	—	—	519	216	735	79	1978	09/06		20
Pueblo, CO	—		475	302	—	—	475	302	777	110	1980	09/06		20
Raleigh, NC	—		1,094	482	—	—	1,094	482	1,576	176	1984	09/06		20
St. Louis, MO	—		520	266	—	—	520	266	786	97	1973	09/06		20
Sugarland, TX	—		315	334	—	—	315	334	649	122	1997	09/06		20
Tacoma, WA	—		580	201	—	—	575	201	776	73	1984	09/06		20
Tucson, AZ	—		922	290	—	—	922	290	1,212	106	1979	09/06		20
Wethersfield, CT	—		884	176	—	—	884	176	1,060	64	1978	09/06		20
Worcester, MA	—		383	493	—	—	383	493	876	180	1978	09/06		20
Boise, ID	—		514	477	—	—	514	477	991	168	1983	12/06		20
St. Louis, MO	—		635	303	—	—	635	303	938	105	1980	01/07		20
Virginia Gardens, FL	—		793	133	—	—	793	133	926	46	1977	01/07		20
Akron, OH	—		308	1,062	—	—	308	1,062	1,370	19	1992	06/13		30

Diamond Communication:
Lapeer, MI	—		37	264	—	—	37	251	288	42	2007	10/05		40

Dickey's Barbeque Pit:
Medina, OH	—		405	464	104	—	405	568	973	146	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—		1,920	3,527	—	—	1,920	3,527	5,447	1,525	1996	08/96		40
White Marsh, MD	—		2,681	3,917	—	—	2,681	3,917	6,598	1,694	1996	08/96		40

Dollar General:
San Antonio, TX	—		441	784	—	—	441	196	637	—	1993	12/93		30
Memphis, TN	—		266	1,136	46	—	266	1,182	1,448	419	1998	12/97		40
High Springs, FL	—		409	—	1,072	—	432	1,072	1,504	84	2010	07/10	(m)	40
Inverness, FL	—		459	—	1,046	—	471	1,046	1,517	77	2011	08/10	(m)	40
Cocoa, FL	—		385	—	935	—	406	935	1,341	73	2010	08/10	(m)	40
Palm Bay, FL	—		355	—	1,011	—	365	1,011	1,376	77	2010	08/10	(m)	40
Deland, FL	—		585	—	958	—	585	958	1,543	69	2010	11/10	(m)	40
Seffner, FL	—		673	—	1,223	—	673	1,223	1,896	88	2011	12/10	(m)	40
Hernando, FL	—		372	—	970	—	372	970	1,342	66	2011	01/11	(m)	40
Titusville, FL	—		512	—	1,002	—	512	1,002	1,514	60	2011	04/11	(m)	40
Bunnlevel, NC	—		106	—	737	—	106	737	843	41	2011	08/11	(m)	40
Disputanta, VA	—		170	—	720	—	170	720	890	41	2011	09/11	(m)	40
Lumberton, NC	—		115	—	902	—	115	902	1,017	44	2012	10/11	(m)	40
Newport News, VA	—		363	—	967	—	363	967	1,330	51	2011	10/11	(m)	40
Cumberland, VA	—		317	—	1,147	—	317	1,147	1,464	51	2012	12/11	(m)	40
Aberdeen, NC	—		156	—	821	—	156	821	977	35	2012	01/12	(m)	40
Richmond, VA	—		144	—	863	—	144	863	1,007	31	2012	02/12	(m)	40
Danville, VA	—		155	—	864	—	155	864	1,019	35	2012	03/12	(m)	40
Cascade, VA	—		139	—	806	—	139	806	945	31	2012	03/12	(m)	40
Sanford, NC	—		147	—	834	—	147	834	981	29	2012	04/12	(m)	40
Leland, NC	—		245	—	892	—	245	892	1,137	27	2012	06/12	(m)	40
Sanford, NC	—		206	—	829	—	206	829	1,035	25	2012	07/12	(m)	40
Richmond, VA	—		305	—	902	—	305	902	1,207	25	2012	08/12	(m)	40
Reno, NV	—		234	—	1,464	—	234	1,464	1,698	38	2012	08/12	(m)	40
Martinsville, VA	—		165	—	831	—	165	831	996	22	2012	09/12	(m)	40
Yerington, NV	—		313	—	1,170	—	313	1,170	1,483	28	2013	09/12	(m)	40
Ridgeway, VA	—		271	—	935	—	271	935	1,206	19	2013	11/12	(m)	40
Hawthorne, NV	—		210	1,069	—	—	210	1,069	1,279	28	2012	12/12		40
Sun Valley, NV	—		439	—	1,438	—	439	1,438	1,877	22	2013	01/13		40
Norfolk, VA	—		455	—	929	—	455	929	1,384	13	2013	03/13		40
Suffolk, VA	—		186	—	958	—	186	958	1,144	13	2013	03/13		40
Suffolk, VA	—		128	—	1,010	—	128	1,010	1,138	9	2013	04/13		40
Irving, NY	—		210	—	961	—	210	961	1,171	5	2013	06/13		40
Oakfield, NY	—		257	—	—	—	257	(e)	257	(e)	(e)	10/13	(m)	(e)
Holland, NY	—		176	—	—	—	176	(e)	176	(e)	(e)	12/13	(m)	(e)

Dollar Tree:
Garland, TX	—		239	626	—	—	239	626	865	196	1994	02/94		40
Copperas Cove, TX	—		242	512	194	—	242	706	948	254	1972	11/98		40

Don Tello's Tex-Mex Grill:
Lithonia, GA	—		923	1,276	16	—	923	1,293	2,216	209	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—		20	72	—	—	20	72	92	16	1996	03/05		40

Eagle Tax Center:
Hollywood, FL	—		203	46	19	—	124	—	124	—	1960	12/05		15

Ecotech Institute:
Aurora, CO	—		5,076	13,874	5,663	—	5,076	19,537	24,613	2,794	1986	04/07		40
Austin, TX	—		2,291	1,770	4,999	—	2,291	6,769	9,060	266	1996	12/11		35

El Tapatio Grill:
Hammond, LA	—		248	814	62	—	248	627	875	201	1997	12/01		40

Encore at Crosswoods:
Columbus, OH	—		1,032	1,107	—	—	1,032	1,107	2,139	333	1998	12/01		40

Express Oil Change:
Birmingham, AL	—		470	695	—	—	470	695	1,165	101	2008	02/08	(f)	40
Florence, AL	—		110	381	—	—	110	381	491	75	1987	02/08		30
Helena, AL	—		363	628	—	—	363	628	991	92	1998	02/08		40
Muscle Shoals, AL	—		168	624	—	—	168	624	792	122	1985	02/08		30
Opelika, AL	—		547	680	—	—	547	680	1,227	100	2006	02/08		40
Cordova, TN	—		639	785	—	—	639	785	1,424	99	2000	12/08		40
Horn Lake, MS	—		326	611	—	—	326	611	937	88	1998	12/08		35
Lakeland, TN	—		186	489	—	—	186	489	675	62	2000	12/08		40
Memphis, TN	—		402	721	—	—	402	721	1,123	91	2001	12/08		40
Houston, TX	—		651	—	648	—	651	648	1,299	24	2012	02/12	(m)	40
Katy, TX	—		539	—	829	—	539	829	1,368	22	2012	07/12	(m)	40
Chattanooga, TN	—		239	1,214	—	—	239	1,214	1,453	49	1998	10/12		30
Chattanooga, TN	—		224	173	—	—	224	173	397	7	2001	10/12		30
Chattanooga, TN	—		238	1,756	—	—	238	1,756	1,994	71	1998	10/12		30
Cleveland, TN	—		318	1,064	—	—	318	1,064	1,382	37	2004	10/12		35
Fort Oglethorpe, GA	—		241	331	—	—	241	331	572	11	2003	10/12		35
Marietta, GA	—		618	30	—	—	618	30	648	1	1988	12/12		30
Smyrna, GA	—		295	1,092	—	—	295	1,092	1,387	45	1984	12/12		25

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Fallas Paredes:
Arlington, TX	—		318	1,680	242	—	318	1,923	2,241	777	1996	06/96		38

Family Dollar:
Albany, NY	—		34	824	—	—	34	824	858	191	1992	09/04		40
Cohoes, NY	—		140	753	49	—	140	802	942	196	1994	09/04		40
Hudson Falls, NY	—		51	380	175	—	187	419	606	91	1993	09/04	(g)	40
Monticello, NY	—		96	352	—	—	96	352	448	77	1996	03/05		40

Family General Store:
Mesa, AZ	—		153	400	—	—	153	400	553	121	1997	12/01		40

Famous Footwear:
Lapeer, MI	—		163	835	—	—	163	812	975	130	2007	10/05		40

Fantastic Sams:
Eden Prairie, MN	—		65	181	81	—	65	261	326	76	1997	12/01		40

Fazoli's:
Bay City, MI	—		647	634	—	—	647	634	1,281	191	1997	12/01		40

Ferguson:
Destin, FL	—		554	1,012	253	—	554	1,265	1,819	206	2006	03/07		40
Union City, GA	—		144	1,260	—	—	144	1,260	1,404	95	2010	05/11		35

Fikes Wholesale:
Belton, TX	—		722	1,814	—	—	722	1,814	2,536	123	2007	08/11		35
Godley, TX	—		1,453	2,084	—	—	1,453	2,084	3,537	141	2008	08/11		35
Killeen, TX	—		1,053	833	—	—	1,053	833	1,886	56	2007	08/11		35
Killeen, TX	—		1,302	2,514	—	—	1,302	2,514	3,816	171	2008	08/11		35
McGregor, TX	—		511	1,484	—	—	511	1,484	1,995	101	2006	08/11		35
Thorndale, TX	—		331	984	—	—	331	984	1,315	67	2007	08/11		35
Valley Mills, TX	—		711	2,114	—	—	711	2,114	2,825	143	2006	08/11		35
West, TX	—		402	864	—	—	402	864	1,266	68	1999	08/11		30

First Cash Pawn:
Alice, TX	—		318	578	—	—	318	578	896	174	1995	12/01		40

First Watch Restaurant:
Tulsa, OK	—		325	314	34	—	325	382	707	128	1978	09/06		20

Five Below:
Florissant, MO	—		249	294	849	—	250	1,142	1,392	106	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—		497	260	250	—	497	510	1,007	105	1976	09/06		20

Flash Markets:
Lebanon, TN	—		582	—	2,063	—	582	2,063	2,645	303	2007	03/07	(m)	40

Fleming's:
Akron, OH	—		475	3,140	—	—	475	3,140	3,615	161	2005	03/12		35

Food 4 Less:
Chula Vista, CA	—		3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—		883	658	—	—	883	658	1,541	287	1975	06/07		15
Brownsboro, TX	—		328	385	—	—	328	385	713	84	1990	06/07		30
Flint, TX	—		272	411	—	—	272	411	683	107	1985	06/07		25
Forney, TX	—		545	707	—	—	545	707	1,252	154	1989	06/07		30
Forney, TX	—		473	654	—	—	473	654	1,127	143	1990	06/07		30
Gun Barrel City, TX	—		270	386	—	—	270	386	656	101	1986	06/07		25
Gun Barrel City, TX	—		242	467	—	—	242	467	709	122	1988	06/07		25
Jacksonville, TX	—		660	632	—	—	660	632	1,292	276	1976	06/07		15
Kemp, TX	—		581	505	—	—	581	505	1,086	132	1986	06/07		25
Longview, TX	—		360	535	—	—	360	535	895	140	1983	06/07		25
Longview, TX	—		403	572	—	—	403	572	975	150	1985	06/07		25
Longview, TX	—		426	382	—	—	426	382	808	100	1984	06/07		25
Longview, TX	—		178	236	—	—	178	236	414	77	1977	06/07		20
Longview, TX	—		252	304	—	—	252	304	556	80	1983	06/07		25
Longview, TX	—		271	431	—	—	271	431	702	94	1990	06/07		30
Mabank, TX	—		229	494	—	—	229	494	723	129	1986	06/07		25
Mt. Vernon, TX	—		292	666	2,800	—	292	2,800	3,092	50	2013	06/07	(m)	40
Shreveport, LA	—		361	250	—	—	361	250	611	109	1969	06/07		15
Tyler, TX	—		258	419	—	—	258	419	677	137	1978	06/07		20
Tyler, TX	—		323	283	—	—	323	283	606	93	1978	06/07		20
Tyler, TX	—		302	455	—	—	302	455	757	149	1981	06/07		20
Tyler, TX	—		542	403	—	—	481	403	884	106	1984	06/07		25
Tyler, TX	—		316	545	—	—	316	545	861	119	1989	06/07		30
Tyler, TX	—		742	546	—	—	742	546	1,288	143	1985	06/07		25
Tyler, TX	—		488	831	—	—	488	831	1,319	272	1980	06/07		20
Tyler, TX	—		188	329	—	—	188	329	517	86	1984	06/07		25
Tyler, TX	—		256	542	—	—	256	542	798	177	1980	06/07		20

Fort Ticonderoga:
Ticonderoga, NY	—		89	689	60	—	89	749	838	164	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—		422	1,915	518	—	422	2,434	2,856	434	1995	08/06		40

Fresh Market:
Gainesville, FL	—		317	1,248	656	—	317	1,904	2,221	430	1982	03/99		40

Fuel Up:
Chambersburg, PA	—		76	197	—	—	76	197	273	83	1990	08/05		20
Abbottstown, PA	—		55	200	—	—	55	200	255	40	2000	01/06		40

Fuel-On:
Bloomsburg, PA	—		541	146	—	—	541	146	687	61	1967	08/05		20
Dallas, PA	—		677	1,091	—	—	677	1,091	1,768	457	1995	08/05		20
Emporium, PA	—		380	569	—	—	380	569	949	238	1996	08/05		20
Hazleton, PA	—		2,529	728	—	—	2,529	728	3,257	305	2001	08/05		20
Johnsonburg, PA	—		781	504	—	—	781	504	1,285	211	1978	08/05		20
Kane, PA	—		478	592	—	—	356	—	356	—	1984	08/05		20
Luzerne, PA	—		171	415	—	—	171	415	586	174	1989	08/05		20
Ridgway, PA	—		382	259	—	—	382	259	641	108	1975	08/05		20
St. Mary's, PA	—		274	261	—	—	274	261	535	109	1979	08/05		20
White Haven, PA (n)	—		486	867	—	—	486	867	1,353	363	1990	08/05		20
Carlisle, PA	—		170	202	—	—	170	202	372	40	1988	01/06		40
Danville, PA	—		180	359	—	—	180	359	539	71	1988	01/06		40
Houtzdale, PA	—		541	500	—	—	356	—	356	—	1977	01/06		15
Minersville, PA	—		680	582	—	—	680	582	1,262	116	1974	01/06		40
Pittsburgh, PA	—		905	1,346	—	—	905	1,346	2,251	268	1967	01/06		40
Zelienople, PA	—		160	437	—	—	160	437	597	87	1988	01/06		40

Furr's Family Dining:
Las Cruces, NM	—		947	—	2,286	—	947	2,286	3,233	404	2006	01/06	(m)	40
Tucson, AZ	—		1,156	—	—	—	707	(e)	707	(e)	(e)	07/06		(e)
Moore, OK	—		939	—	2,429	—	939	2,429	3,368	377	2007	03/07	(m)	40
Arlington, TX	—		1,061	—	1,594	—	1,061	1,594	2,655	128	2010	04/10	(m)	40
McAllen, TX	—		520	1,700	—	—	520	1,700	2,220	116	2004	12/11		30

Gander Mountain:
Florence, AL	—		1,034	—	4,315	—	852	4,315	5,166	139	2012	06/04	(m)	40
Amarillo, TX	—		1,514	5,781	—	—	1,514	5,781	7,295	1,319	2004	11/04		40
DeForest, WI	—		2,798	10,953	2,500	—	2,798	13,453	16,251	1,146	2008	09/10		35
Springfield, IL	—		1,717	7,622	—	—	1,717	7,622	9,339	717	2009	09/10		35
Onalaska, WI	—		1,963	—	6,817	—	1,733	6,817	8,550	462	2011	10/10	(m)	40
Ocala, FL	—		3,315	8,908	—	—	3,315	8,908	12,223	817	2008	10/10		35
Bowling Green, KY	—		1,777	7,319	—	—	1,777	7,319	9,096	514	2007	07/11		35
Eau Claire, WI	—		2,263	8,418	—	—	2,263	8,418	10,681	591	2008	07/11		35
Roanoke, VA	—		1,769	8,120	—	—	1,769	8,120	9,889	570	2008	07/11		35
Greenfield, IN	—		878	—	—	—	878	(e)	878	(e)	(e)	12/13	(m)	(e)

Garden Ridge:
Douglasville, GA	—		1,588	3,916	—	—	1,588	3,916	5,504	302	1987	06/12		20
Humble, TX	—		3,559	5,046	—	—	3,559	5,046	8,605	311	2001	06/12		25
Noblesville, IN	—		1,870	4,241	—	—	1,870	4,241	6,111	327	1995	06/12		20
Sandston, VA	—		1,972	6,599	—	—	1,972	6,599	8,571	407	1996	06/12		25
Greensboro, NC	—		2,121	6,460	—	—	2,121	6,460	8,581	224	1998	12/12		30

Gate Petroleum:
Concord, NC	—		852	1,201	—	—	852	1,201	2,053	256	2001	06/05		40
Rocky Mount, NC	—		259	1,164	—	—	259	1,164	1,423	249	2000	06/05		40

Gerber Collision:
Garner, NC	—		352	1,056	—	—	352	1,056	1,408	42	1972	03/13		20

Golden Corral:
Lake Placid, FL	—		115	305	54	—	115	359	474	284	1985	05/85		35
Brandon, FL	—		1,188	1,339	—	—	1,188	1,339	2,527	403	1998	12/01		40
Temple Terrace, FL	—		1,330	1,391	—	—	1,330	1,391	2,721	419	1997	12/01		40

Goodwill:
Sealy, TX	—		612	675	644	—	612	1,319	1,931	266	1982	03/99		40

Goodyear Truck & Tire:
Park City, KS	—		214	687	—	—	214	687	901	293	1989	06/05		20

Gordmans:
Avon, IN	—		1,302	—	4,178	—	1,302	4,178	5,480	152	2012	12/11	(m)	40
Wyoming, MI	—		1,322	—	—	—	1,322	(e)	1,322	(e)	(e)	10/13	(m)	(e)

Great Clips:
Swansea, IL	—		46	132	157	—	46	290	336	22	1997	12/01	(g)	40
Lapeer, MI	—		27	194	—	—	27	184	211	31	2007	10/05		40

Green Light Convenience:
Moosic, PA	—		323	309	—	—	323	309	632	129	1980	08/05		20

Guitar Center:
Roseville, MN	—		1,599	1,419	23	—	1,599	1,442	3,041	286	1994	08/06		40

GymKix:
Copperas Cove, TX	—		204	432	171	—	204	603	807	217	1972	11/98		40

H&R Block:
Swansea, IL	—		46	132	69	—	46	201	247	80	1997	12/01		40

Hancock Fabrics:
Buford, GA	—		751	1,979	329	—	751	2,308	3,059	471	2003	07/04	(g)	40

Harbor Freight Tools:
Federal Way, WA	—		2,037	1,662	438	—	2,037	2,100	4,137	723	1994	06/98		40
Gastonia, NC	—		994	1,513	146	—	994	1,659	2,653	351	2004	12/04		40

Hastings:
Nacogdoches, TX	—		397	1,257	—	—	397	1,257	1,654	475	1997	11/98		40

Havertys Furniture:
Orlando, FL	—		820	2,441	6	—	820	2,448	3,268	1,195	1992	05/93		40
Pensacola, FL	—		633	1,595	66	—	603	1,661	2,264	699	1994	06/96		40
Bowie, MD	—		1,966	4,221	—	—	1,966	4,221	6,187	1,585	1997	12/97		39

Health Source Chiropractic:
Houston, TX	—		112	509	302	—	112	811	923	116	1995	08/06		40

Healthy Pet:
Suwanee, GA	—		175	1,038	—	—	175	1,038	1,213	183	1997	12/06		40
Colonial Heights, VA	—		160	746	—	—	160	746	906	130	1996	01/07		40

Hear USA:
Lapeer, MI	—		29	211	—	—	29	201	230	33	2007	10/05		40

Hog Pit:
Tucson, AZ	—		827	305	18	—	845	305	1,150	105	1974	12/01		40

Hollywood Feed:
Ridgeland, MS	—		343	411	362	—	343	773	1,116	114	1997	08/06		40

Home Decor:
Memphis, TN	—		549	540	364	—	549	904	1,453	318	1998	12/97		40

Home Depot:
Sunrise, FL	—		5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

HomeGoods:
Fairfax, VA	—		523	756	1,585	—	971	2,341	3,312	746	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—		562	468	100	—	562	568	1,130	147	1997	12/01		40

Hooters:
Tampa, FL	—		784	505	—	—	784	505	1,289	152	1993	12/01		40

Humana:
Sunrise, FL	—		800	253	—	—	800	253	1,053	61	1984	05/04		40

Hy-Vee:
St. Joseph, MO	—		1,580	2,849	—	—	1,580	2,849	4,429	804	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—		1,445	—	—	—	1,445	(e)	1,445	(e)	(e)	06/13	(m)	(e)

Int'l House of Pancakes:
Midwest City, OK	—		407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—		693	515	—	—	693	515	1,208	147	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—		406	4,036	—	—	406	4,036	4,442	275	1978	12/11		30
Kendallville, IN	—		66	2,748	—	—	66	2,748	2,814	160	2007	12/11		35
Memphis, TN	—		180	3,223	—	—	180	3,223	3,403	219	2002	12/11		30
Memphis, TN	—		283	4,146	—	—	283	4,146	4,429	282	2001	12/11		30

J & J Insurance:
Hollywood, FL	—		195	44	18	—	119	—	119	—	1960	12/05		15

Jack in the Box:
Plano, TX	—		1,055	1,237	—	—	1,055	1,237	2,292	264	2001	06/05		40

Jacobson Industrial:
Des Moines, IA	—		61	112	—	—	61	112	173	48	1973	06/05		20

Jared Jewelers:
Richmond, VA	—		955	1,336	—	—	955	1,336	2,291	402	1998	12/01		40
Brandon, FL	—		1,197	1,182	—	—	1,197	1,182	2,379	344	2001	05/02		40
Lithonia, GA	—		1,271	1,216	—	—	1,271	1,216	2,487	354	2001	05/02		40
Houston, TX	—		1,676	1,440	—	—	1,676	1,440	3,116	397	1999	12/02		40
Oviedo, FL	—		1,328	—	—	—	1,328	(c)	1,328	(c)	2013	06/13		(c)

Jazzercise Fitness Center:
Orlando, FL	25	(h)	37	101	—	—	37	101	138	25	2001	02/04		40

Jin's Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	28	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—		818	896	12	—	818	909	1,727	457	1967	11/93		40
St. Peters, MO	—		1,741	5,406	1,233	—	1,741	6,639	8,380	1,246	2005	06/05	(g)	40

Johnny Carino's:
Lewisville, TX	—		1,370	1,019	—	—	1,370	1,019	2,389	307	1994	12/01		40
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	363	1995	12/01		40
S. Beaumont, TX	—		439	1,363	—	—	439	1,363	1,802	410	2000	12/01		40

Kangaroo Express:
Carthage, NC	—		485	354	—	—	485	354	839	65	1989	08/06		40
Sanford, NC	—		666	661	—	—	666	661	1,327	122	2000	08/06		40
Sanford, NC	—		1,638	1,371	—	—	1,638	1,371	3,009	253	2003	08/06		40
Siler City, NC	—		586	645	—	—	586	645	1,231	119	1998	08/06		40
West End, NC	—		426	516	—	—	397	516	913	95	1999	08/06		40
Belleview, FL	—		471	1,451	—	—	471	1,451	1,922	268	2006	08/06		40
Jacksonville, FL	—		683	1,362	—	—	683	1,362	2,045	251	1969	08/06		40
Jacksonville, FL	—		807	1,239	—	—	807	1,239	2,046	228	1975	08/06		40
Destin, FL	—		1,366	1,192	—	—	1,366	1,192	2,558	217	2000	09/06		40
Niceville, FL (n)	—		1,434	1,124	—	—	1,434	1,124	2,558	205	2000	09/06		40
Kill Devil Hills, NC	—		679	552	—	—	679	552	1,231	100	1990	10/06		40
Kill Devil Hills, NC	—		490	741	—	—	490	741	1,231	134	1995	10/06		40
Interlachen, FL	—		519	1,500	—	—	519	1,500	2,019	217	2007	10/06		40
Clarksville, TN	—		276	955	—	—	276	955	1,231	168	1999	12/06		40
Clarksville, TN	—		521	710	—	—	521	710	1,231	125	1999	12/06		40
Gallatin, TN	—		474	757	—	—	474	757	1,231	133	1999	12/06		40
Midland City, AL	—		729	2,538	—	—	729	2,538	3,267	447	2006	12/06		40
Naples, FL	—		3,195	1,403	—	—	2,985	1,403	4,388	247	2001	12/06		40
Oxford, MS	—		440	1,097	—	—	440	1,097	1,537	193	1998	12/06		40
Columbiana, AL	—		771	989	—	—	771	989	1,760	172	1982	01/07		40
Naples, FL	—		3,162	1,597	—	—	3,162	1,597	4,759	274	1995	02/07		40
Longs, SC	—		745	758	—	—	745	758	1,503	129	2001	03/07		40
Kentwood, LA	—		985	891	—	—	985	891	1,876	151	2001	03/07		40
Dothan, AL	—		774	1,886	—	—	774	1,886	2,660	320	2007	03/07		40
Naples, FL	—		2,412	1,589	—	—	2,412	1,589	4,001	263	2000	05/07		40
Cary, NC	—		1,314	2,125	—	—	1,314	2,125	3,439	339	2007	08/07		40

KARM Home Store:
Knoxville, TN	—		467	735	—	—	467	735	1,202	275	1999	01/98	(f)	40

Kash n' Karry:
Seffner, FL	—		322	1,222	—	—	322	1,222	1,544	312	1983	03/99		40

Keg Steakhouse:
Lynnwood, WA	—		1,256	649	—	—	1,256	649	1,905	195	1992	12/01		40

KFC:
Fenton, MO	—		307	496	—	—	307	496	803	324	1985	07/92		33
Erie, PA	—		517	496	—	—	517	496	1,013	149	1996	12/01		40
Marysville, WA	—		647	546	—	—	647	546	1,193	164	1996	12/01		40
Evansville, IN	—		370	767	—	—	370	767	1,137	146	2004	05/06		40
Hampton, VA	—		251	1,173	—	—	251	1,173	1,424	44	2001	11/12		30
Mechanicsville, VA	—		482	422	—	—	482	422	904	19	1989	11/12		25
Newport News, VA	—		572	442	—	—	572	442	1,014	20	1986	11/12		25
Newport News, VA	—		582	392	—	—	582	392	974	18	1985	11/12		25
Newport News, VA	—		461	883	—	—	461	883	1,344	33	2001	11/12		30
Richmond, VA	—		492	452	—	—	492	452	944	15	2003	11/12		35
Richmond, VA	—		552	532	—	—	552	532	1,084	24	1984	11/12		25
Richmond, VA	—		532	472	—	—	532	472	1,004	21	1986	11/12		25
Richmond, VA	—		481	1,253	—	—	481	1,253	1,734	56	1990	11/12		25
Richmond, VA	—		452	452	—	—	452	452	904	20	1984	11/12		25
Virginia Beach, VA	—		402	482	—	—	402	482	884	22	1984	11/12		25
Ahoskie, NC	—		393	1,012	—	—	393	1,012	1,405	3	1988	12/13		25
Elizabeth City, NC	—		197	1,209	—	—	197	1,209	1,406	4	1988	12/13		25

Kohl's:
Florence, AL	—		818	1,047	—	—	818	698	1,516	170	2006	06/04		40

Kum & Go:
Omaha, NE	—		393	214	—	—	393	214	607	92	1979	06/05		20

Kwik Pik:
Bear Creek, PA	—		191	230	—	—	191	230	421	96	1980	08/05		20
Bradford, PA	—		184	762	—	—	184	762	946	319	1983	08/05		20
Coraopolis, PA (n)	—		476	347	—	—	476	347	823	145	1983	08/05		20
St Clair, PA	—		212	475	—	—	212	475	687	199	1984	08/05		20
Bear Creek Township, PA (n)	—		689	275	—	—	689	275	964	114	1980	09/05		20
Beech Creek, PA	—		477	613	—	—	477	613	1,090	122	1988	01/06		40
Canisteo, NY	—		142	485	—	—	142	485	627	97	1983	01/06		40
Curwensville, PA	—		226	608	—	—	226	608	834	121	1983	01/06		40
Ellwood City, PA	—		196	526	—	—	196	526	722	105	1987	01/06		40
Hastings, PA	—		199	455	—	—	199	455	654	91	1989	01/06		40
Jersey Shore, PA	—		515	381	—	—	515	381	896	76	1960	01/06		40
Leeper, PA	—		286	644	—	—	286	644	930	128	1987	01/06		40
Lewisberry, PA	—		412	534	—	—	412	534	946	106	1988	01/06		40
Mercersburg, PA	—		672	746	—	—	672	746	1,418	148	1988	01/06		40
New Florence, PA	—		298	812	—	—	298	812	1,110	162	1989	01/06		40
Newstead, NY	—		255	835	—	—	255	835	1,090	166	1990	01/06		40
Philipsburg, PA	—		428	269	—	—	428	269	697	54	1978	01/06		40
Plainfield, PA	—		244	383	—	—	244	383	627	76	1988	01/06		40
Reynoldsville, PA	—		113	328	—	—	113	328	441	65	1983	01/06		40
Port Royal, PA	—		238	635	—	—	238	635	873	237	1989	07/06		20

LA Fitness:
Little Rock, AR	—		3,113	2,660	—	—	3,113	2,660	5,773	1,017	1997	09/98	(g)	40
Sarasota, FL	—		471	1,344	4,450	—	471	5,794	6,265	545	1983	03/99	(g)	40
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572	11,272	973	2009	06/08	(m)	40
Warren, MI	—		2,360	—	6,674	—	2,360	6,674	9,034	799	2009	07/08	(m)	40
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011	14,156	1,023	2009	08/08	(m)	40
Lawrence, IN	—		1,599	—	5,867	—	1,762	5,870	7,632	495	2010	01/10	(m)	40
Laveen, AZ	—		1,665	—	5,749	—	1,665	5,749	7,414	461	2010	02/10	(m)	40
Kennesaw, GA	—		3,653	—	3,325	—	3,653	3,325	6,978	246	2011	07/10	(m)	40
Arlington, TX	—		1,166	6,214	—	—	1,166	6,214	7,380	525	2007	01/11		35
Hurst, TX	—		1,494	6,187	—	—	1,494	6,187	7,681	435	2008	07/11		35
South Plainfield, NJ	6,457		2,415	6,592	—	—	2,415	6,592	9,007	290	2006	06/12		35
McDonough, GA	—		1,503	6,727	—	—	1,503	6,727	8,230	248	2008	09/12		35
Greensburg, PA	—		1,791	7,015	—	—	1,791	7,015	8,806	183	2012	12/12		40
Indianapolis, IN	—		1,651	6,585	—	—	1,651	6,585	8,236	171	2012	12/12		40
Phoenix, AZ	—		1,601	6,540	—	—	1,601	6,540	8,141	170	2012	12/12		40
Tampa, FL	—		4,492	10,894	—	—	4,492	10,894	15,386	284	2012	12/12		40
West Dundee, IL	—		1,961	6,525	—	—	1,961	6,525	8,486	170	2012	12/12		40
Irving, TX	—		3,636	7,326	—	—	3,636	7,326	10,962	131	2006	05/13		35
Royal Oak, MI	—		3,238	8,998	—	—	3,238	8,998	12,236	75	2010	09/13		35
St. Louis Park, MN	—		3,436	8,665	—	—	3,436	8,665	12,101	21	2009	12/13		35

Lil' Champ:
Gainesville, FL	—		900	—	1,800	—	900	1,800	2,700	306	2006	07/05	(m)	40
Jacksonville, FL	—		2,225	3,265	—	—	2,225	3,265	5,490	456	2006	08/05		40
Ocala, FL	—		846	—	1,564	—	846	1,564	2,410	256	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—		673	744	—	—	673	744	1,417	224	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—		1,218	3,049	—	—	1,218	3,049	4,267	543	1998	11/06		40
Beckley, WV	—		1,396	2,405	—	—	1,396	2,405	3,801	428	2006	11/06		40
Cookeville, TN	—		1,262	2,271	—	—	1,262	2,271	3,533	404	1997	11/06		40
Greenwood, IN	—		1,341	2,105	—	—	1,341	2,105	3,446	375	2000	11/06		40
Hurst, TX	—		1,858	1,916	—	—	1,858	1,916	3,774	341	1999	11/06		40
Jackson, TN	—		1,200	2,246	—	—	1,200	2,246	3,446	400	1994	11/06		40
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202	3,487	392	1998	11/06		40
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178	3,786	388	2005	11/06		40
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947	4,249	347	1998	11/06		40
San Marcos, TX	—		837	1,453	—	—	837	1,453	2,290	259	2000	11/06		40
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047	3,382	365	2002	11/06		40
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705	4,224	300	1995	12/06		40
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338	2,636	236	2005	12/06		40
Columbus, MS	—		707	—	1,681	—	707	1,681	2,388	100	2011	11/10	(m)	40
Overland Park, KS	—		1,166	—	1,741	—	1,166	1,741	2,907	93	2011	04/11	(m)	40
Nashville, TN	—		844	—	1,592	—	844	1,592	2,436	85	2011	06/11	(m)	40
Columbus, OH	—		981	—	1,673	—	981	1,673	2,654	82	2012	08/11	(m)	40
Rogers, AR	—		900	—	1,545	—	909	1,536	2,445	69	2012	09/11	(m)	40
Brunswick, GA	—		430	—	1,743	—	430	1,743	2,173	78	2012	10/11	(m)	40
Kissimmee, FL	—		1,159	—	1,908	—	1,159	1,908	3,067	70	2012	01/12	(m)	40
Marion, IL	—		1,016	—	1,674	—	1,016	1,674	2,690	54	2012	03/12	(m)	40
Pooler, GA	—		1,159	—	1,720	—	1,159	1,720	2,879	38	2013	03/12	(m)	40
Cullman, AL	—		889	—	1,585	—	889	1,585	2,474	48	2012	04/12	(m)	40
Lebanon, TN	—		789	—	1,725	—	789	1,725	2,514	45	2012	06/12	(m)	40
Chester, VA	—		871	—	1,697	—	871	1,697	2,568	41	2013	07/12	(m)	40
Gonzales, LA	—		975	—	1,696	—	975	1,696	2,671	34	2013	10/12	(m)	40
Waynesboro, VA	—		1,075	—	1,621	—	1,075	1,621	2,696	29	2013	10/12	(m)	40
Madison, AL	—		689	—	1,657	—	689	1,657	2,346	26	2013	11/12	(m)	40
Hopkinsville, KY	—		644	—	—	—	644	(e)	644	(e)	(e)	09/13	(m)	(e)

Lonnie Earl Craig:
Lubbock, TX	—		1,293	1,211	—	—	525	158	683	156	1983	07/07		40

Lowe's:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194	12,409	2,651	2001	06/02		40

Magic China Café:
Orlando, FL	27	(h)	40	111	—	—	40	111	151	27	2001	02/04		40

Magic Mountain:
Columbus, OH	—		2,076	1,906	124	—	2,076	2,030	4,106	316	1990	06/07		40
Columbus, OH	—		5,380	2,693	25	—	5,380	2,718	8,098	441	1990	06/07		40

Manny's Barber Shop:
Mesa, AZ	—		43	113	367	—	43	480	523	93	1997	12/01		40

Mariscos Morales Mexican Restaurant:
Gresham, OR	—		817	108	28	—	817	136	953	33	1993	12/01		40

Mattress Firm:
Baton Rouge, LA	—		609	914	—	—	609	914	1,523	411	1995	12/95	(m)	40
Buford, GA	—		635	1,635	465	—	635	2,100	2,735	401	2003	07/04	(g)	40
Lancaster, OH	—		600	—	793	—	600	671	1,271	21	2012	01/08	(g)	40

MC Sports:
Lapeer, MI	—		408	2,086	—	—	408	2,031	2,439	325	2007	10/05		40

MedExpress Urgent Care:
Fairmont, WV	—		245	1,859	—	—	245	1,859	2,104	86	2011	05/12		35
Hanover, PA	—		533	1,521	—	—	533	1,521	2,054	71	2011	05/12		35
Hermitage, PA	—		445	2,108	—	—	445	2,108	2,553	98	2011	05/12		35
Latrobe, PA	—		681	1,511	—	—	681	1,511	2,192	70	2011	05/12		35
Mt. Pleasant, PA	—		593	1,482	—	—	593	1,482	2,075	69	2011	05/12		35
Pittsburgh, PA	—		227	1,936	—	—	227	1,936	2,163	105	1970	05/12		30
Martinsburg, WV	—		917	—	—	—	917	(e)	917	(e)	(e)	12/12	(m)	(e)
Wheeling, WV	—		485	1,232	—	—	485	1,232	1,717	33	1989	03/13		30
Huntington, WV	—		990	—	—	—	990	(e)	990	(e)	(e)	08/13	(m)	(e)
Anderson, IN	—		777	—	—	—	777	(e)	777	(e)	(e)	08/13	(m)	(e)
Terre Haute, IN	—		144	1,616	—	—	144	1,616	1,760	20	1991	08/13		30

Merchant's Tires:
Hampton, VA	—		180	427	—	—	180	427	607	94	1986	03/05		40
Newport News, VA	—		234	259	—	—	234	259	493	57	1986	03/05		40
Norfolk, VA	—		398	508	—	—	398	508	906	112	1986	03/05		40
Rockville, MD	—		1,030	306	—	—	1,030	306	1,336	67	1974	03/05		40
Washington, DC	—		624	578	—	—	624	578	1,202	127	1983	03/05		40

Mi Pueblo Foods:
Palo Alto, CA	—		2,272	3,405	28	—	2,272	3,433	5,705	1,262	1998	12/98	(f)	40

Michaels:
Fairfax, VA	—		534	773	1,369	—	992	2,141	3,133	702	1995	12/95		40
Altamonte Springs, FL	—		1,947	3,267	1,198	—	1,947	3,370	5,317	285	1997	09/97		26
Plymouth Meeting, PA	—		2,911	2,595	—	—	2,911	2,595	5,506	897	1999	10/98	(g)	40
Florissant, MO	—		523	617	1,784	—	524	2,399	2,923	222	1996	04/03	(g)	40

Miller's Ale House:
Pensacola, FL	—		1,363	1,842	—	—	1,363	1,842	3,205	143	2008	04/11		35
Oviedo, FL	—		113	—	—	—	113	(e)	113	(e)	(e)	10/11	(m)	(e)

Mister Car Wash:
Anoka, MN	—		212	214	—	—	212	214	426	96	1968	04/07		15
Brooklyn Park, MN	—		438	778	—	—	438	778	1,216	209	1985	04/07		25
Cedar Rapids, IA	—		391	816	—	—	391	816	1,207	219	1989	04/07		25
Clive, IA	—		1,141	935	—	—	1,141	935	2,076	314	1983	04/07		20
Cottage Grove, MN	—		274	485	—	—	274	485	759	130	1992	04/07		25
Des Moines, IA	—		213	476	—	—	213	476	689	160	1964	04/07		20
Des Moines, IA	—		249	596	—	—	249	596	845	133	1990	04/07		30
Eden Prairie, MN	—		865	751	—	—	865	751	1,616	252	1984	04/07		20
Edina, MN	—		894	687	—	—	894	687	1,581	230	1985	04/07		20
Houston, TX	—		5,126	1,267	—	—	5,126	1,267	6,393	243	1995	04/07		35
Houston, TX	—		3,193	1,305	—	—	3,193	1,305	4,498	250	1995	04/07		35
Houston, TX	—		1,960	1,145	—	—	1,960	1,145	3,105	307	1983	04/07		25
Houston, TX	—		1,347	1,702	—	—	1,347	1,702	3,049	381	1984	04/07		30
Houston, TX	—		796	678	—	—	796	678	1,474	182	1986	04/07		25
Houston, TX	—		624	1,108	—	—	624	1,108	1,732	248	1988	04/07		30
Houston, TX	—		1,846	1,592	—	—	1,846	1,592	3,438	427	1983	04/07		25
Houston, TX	—		288	466	—	—	288	466	754	208	1970	04/07		15
Houston, TX	—		2,260	1,806	—	—	2,260	1,806	4,066	485	1975	04/07		25
Humble, TX	—		1,204	1,517	—	—	1,204	1,517	2,721	291	1993	04/07		35
Plymouth, MN	—		827	182	—	—	827	182	1,009	122	1955	04/07		10
Roseville, MN	—		861	564	—	—	861	564	1,425	189	1963	04/07		20
Spokane, WA	—		1,253	1,146	—	—	1,253	1,146	2,399	220	1997	04/07		35
Spokane, WA	—		214	580	—	—	214	580	794	130	1990	04/07		30
St. Cloud, MN (n)	—		243	391	—	—	242	391	633	131	1986	04/07		20
Stillwater, MN	—		289	214	—	—	289	214	503	96	1971	04/07		15
Sugarland, TX	—		3,789	1,972	—	—	3,789	1,972	5,761	378	1995	04/07		35
West St Paul, MN	—		836	236	—	—	836	236	1,072	79	1972	04/07		20
Rochester, MN	—		1,055	2,327	—	—	1,055	2,327	3,382	361	2003	10/07		40
Rochester, MN	—		319	451	—	—	319	451	770	70	1994	10/07		40
Birmingham, AL	—		2,378	2,145	—	—	2,378	2,145	4,523	438	1985	11/07		30
Clearwater, FL	—		825	765	—	—	825	765	1,590	188	1969	11/07		25
Mesquite, TX	—		1,596	2,201	—	—	1,596	2,201	3,797	539	1987	11/07		25
Seminole, FL	—		2,166	1,496	—	—	2,166	1,496	3,662	305	1985	11/07		30
Tampa, FL	—		2,993	1,669	—	—	2,993	1,669	4,662	409	1969	11/07		25
Vestavia Hills, AL	—		1,009	956	—	—	1,009	956	1,965	234	1967	11/07		25
El Paso, TX	—		1,807	2,287	—	—	1,807	2,287	4,094	346	1983	12/07		40
El Paso, TX	—		988	1,046	—	—	988	1,046	2,034	158	1998	12/07		40
El Paso, TX	—		1,399	1,468	—	—	1,399	1,468	2,867	222	1991	12/07		40
El Paso, TX	—		1,424	1,306	—	—	1,424	1,306	2,730	263	1986	12/07		30
El Paso, TX	—		664	824	—	—	664	824	1,488	125	1991	12/07		40
Tampa, FL	—		541	829	—	—	541	829	1,370	123	1978	04/10		25
Springfield, MO	—		1,064	2,109	—	—	1,064	2,109	3,173	173	1990	07/11		30
Springfield, MO	—		642	1,767	—	—	642	1,767	2,409	145	1979	07/11		30
Springfield, MO	—		1,188	2,817	—	—	1,188	2,817	4,005	198	2000	07/11		35
Missouri City, TX	—		549	1,553	—	—	549	1,553	2,102	94	2004	11/11		35
Bountiful, UT	—		484	292	—	—	484	292	776	19	1995	01/12		30
Salt Lake City, UT	—		522	1,806	—	—	522	1,806	2,328	118	1993	01/12		30
Tucson, AZ	—		493	345	—	—	493	345	838	19	2007	01/12		35
Tucson, AZ	—		742	2,226	—	—	742	2,226	2,968	145	2000	01/12		30
Tucson, AZ	—		946	2,566	—	—	946	2,566	3,512	167	2003	01/12		30
Tucson, AZ	—		108	778	—	—	108	778	886	51	2004	01/12		30
Cedar Park, TX	—		794	1,316	—	—	794	1,316	2,110	64	2009	04/12		35
Spokane Valley, WA	—		454	857	—	—	454	857	1,311	42	2005	04/12		35
Salt Lake City, UT	—		781	2,303	—	—	781	2,303	3,084	96	2009	07/12		35
Charlotte, NC	—		693	1,315	—	—	693	1,315	2,008	68	1981	09/12		25
College Park, GA	—		322	1,056	—	—	322	1,056	1,378	39	2008	09/12		35
Griffin, GA	—		401	2,897	—	—	401	2,897	3,298	107	2007	09/12		35
Hampton, GA	—		421	1,996	—	—	421	1,996	2,417	74	2006	09/12		35
Lilburn, GA	—		381	2,426	—	—	381	2,426	2,807	90	2007	09/12		35
Matthews, NC	—		664	664	—	—	664	664	1,328	29	1990	09/12		30
Oxford, AL	—		301	3,607	—	—	301	3,607	3,908	133	2008	09/12		35
Pineville, NC	—		723	1,195	—	—	723	1,195	1,918	51	1990	09/12		30
Clermont, FL	—		783	2,328	—	—	783	2,328	3,111	80	2006	10/12		35
See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Springfield, MO	—		474	736	—	—	474	736	1,210	31	2006	10/12		30
Abilene, TX	—		641	3,093	—	—	641	3,093	3,734	99	2006	11/12		35
Abilene, TX	—		101	426	—	—	101	426	527	14	2009	11/12		35
Lubbock, TX	—		411	2,534	—	—	411	2,534	2,945	95	2003	11/12		30
Lubbock, TX	—		400	3,403	—	—	400	3,403	3,803	109	2004	11/12		35
Lubbock, TX	—		350	2,984	—	—	350	2,984	3,334	96	2007	11/12		35
Ephrata, PA	—		241	2,797	—	—	241	2,797	3,038	117	1987	12/12		25
Lancaster, PA	—		920	7,894	—	—	920	7,894	8,814	274	1999	12/12		30
Sinking Spring, PA	—		1,251	4,735	—	—	1,251	4,735	5,986	164	2005	12/12		30
York, PA	—		591	4,605	—	—	591	4,605	5,196	160	1995	12/12		30
Atlanta, GA	—		1,633	5,378	—	—	1,633	5,378	7,011	187	1998	12/12		30
Atlanta, GA	—		1,773	4,528	—	—	1,773	4,528	6,301	135	2003	12/12		35
Urbandale, IA	—		485	374	—	—	485	374	859	9	1990	04/13		30
Houston, TX	—		551	2,967	—	—	551	2,967	3,518	64	1980	06/13		25
Houston, TX	—		713	964	—	—	713	964	1,677	15	2005	06/13		35
Houston, TX	—		752	1,736	—	—	752	1,736	2,488	27	2005	06/13		35
Houston, TX	—		1,573	2,315	—	—	1,573	2,315	3,888	36	2006	06/13		35
Houston, TX	—		542	1,876	—	—	542	1,876	2,418	29	2012	06/13		35
Humble, TX	—		611	3,327	—	—	611	3,327	3,938	51	2006	06/13		35
Katy, TX	—		421	2,157	—	—	421	2,157	2,578	39	2002	06/13		30
Spring, TX	—		652	2,627	—	—	652	2,627	3,279	41	2006	06/13		35
Tucson, AZ	—		654	1,357	—	—	654	1,357	2,011	13	1986	09/13		30

Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	221	1996	12/01		40

My Big Fat Greek Restaurant:
Tucson, AZ	—		996	—	2,742	—	996	2,742	3,738	431	2007	12/06	(m)	40
Farmington, NM	—		2,757	—	730	—	2,757	730	3,487	103	2003	12/07	(m)	40

National Karate Academy:
Eden Prairie, MN	—		76	211	110	—	76	321	397	89	1997	12/01		40

Natural Grocers:
Lincoln, NE	—		1,482	2,811	—	—	1,482	2,811	4,293	57	2012	04/13		35
Coeur D'Alene, ID	—		2,172	—	—	—	2,172	(e)	2,172	(e)	(e)	08/13	(m)	(e)

Nitlantika:
Hollywood, FL	—		383	88	37	—	234	—	234	—	1960	12/05		15

Northern Tool:
Asheville, NC	—		519	2,998	—	—	519	2,998	3,517	139	2007	05/12		35

Office Depot:
Gastonia, NC	—		1,554	2,367	946	—	1,554	3,313	4,867	594	2004	12/04		40

OfficeMax:
Cincinnati, OH	—		543	1,575	—	—	543	1,575	2,118	767	1994	07/94		40
Evanston, IL	—		1,868	1,758	—	—	1,868	1,758	3,626	816	1995	06/95		40
Altamonte Springs, FL	—		1,690	3,050	—	—	1,690	3,050	4,740	1,363	1995	01/96		40
Sacramento, CA	—		1,144	2,961	—	—	1,144	2,961	4,105	1,259	1996	12/96		40
Salinas, CA	—		1,353	1,829	—	—	1,353	1,829	3,182	772	1995	02/97		40
Redding, CA	—		667	2,182	—	—	667	2,182	2,849	902	1997	06/97		40
Kelso, WA	—		868	—	1,806	—	868	1,806	2,674	720	1998	09/97	(g)	40
Lynchburg, VA	—		562	—	1,851	—	562	1,851	2,413	708	1998	02/98	(m)	40
Tigard, OR	—		1,540	2,247	—	—	1,540	2,247	3,787	850	1995	11/98		40
Griffin, GA	—		685	—	1,802	—	685	1,802	2,487	663	1999	11/98	(g)	40

Orchard Supply Hardware:
Fresno, CA	—		2,054	4,536	2,597	—	2,054	7,133	9,187	350	2011	08/11	(o)	35
Pismo Beach, CA	—		2,436	1,997	2,339	—	2,436	4,336	6,772	265	1989	12/11	(o)	25
San Jose, CA	—		6,406	2,457	3,374	—	6,406	5,831	12,237	347	1982	12/11	(o)	25
San Jose, CA	—		4,092	4,279	3,307	—	4,092	7,586	11,678	493	1982	12/11	(o)	25
Chico, CA	—		1,782	4,563	746	—	1,782	5,308	7,090	229	2002	07/12	(o)	30
Clovis, CA	—		1,226	1,426	151	—	1,226	1,577	2,803	87	1982	07/12	(o)	25
Pinole, CA	—		2,784	5,195	—	—	2,784	5,195	7,979	303	1987	07/12	(o)	25
San Jose, CA	—		3,370	2,517	—	—	3,370	2,517	5,887	147	1965	07/12		25
San Jose, CA	—		5,850	4,129	—	—	5,850	4,129	9,979	241	1946	07/12	(o)	25
Van Nuys, CA	—		5,493	4,133	2,301	—	5,493	6,435	11,928	269	1988	07/12	(o)	25

Orlando Metro Gymnastics:
Orlando, FL	—		428	1,345	—	—	428	1,345	1,773	301	2003	01/05		40

Outback:
Copley Township, OH	—		753	2,407	—	—	753	2,407	3,160	172	1993	03/12		25
Cheyenne, WY	—		672	2,502	—	—	672	2,502	3,174	149	2001	03/12		30
Conroe, TX	—		524	583	—	—	524	583	1,107	42	1992	03/12		25
Coraopolis, PA	—		487	2,326	—	—	487	2,326	2,813	139	1998	03/12		30
Denver, CO	—		850	1,305	—	—	850	1,305	2,155	67	2003	03/12		35
Knoxville, TN	—		753	1,852	—	—	753	1,852	2,605	95	2004	03/12		35
Largo, MD	—		1,738	2,227	—	—	1,738	2,227	3,965	133	2001	03/12		30
Lufkin, TX	—		850	1,147	—	—	850	1,147	1,997	69	1999	03/12		30
Marrero, LA	—		781	3,144	—	—	781	3,144	3,925	225	1995	03/12		25
Mechanicsville, VA	—		674	2,328	—	—	674	2,328	3,002	139	2002	03/12		30
Mt. Pleasant, SC	—		713	1,466	—	—	713	1,466	2,179	88	1999	03/12		30
Phoenix, AZ	—		821	2,284	—	—	821	2,284	3,105	136	2002	03/12		30
Shreveport, LA	—		633	3,105	—	—	633	3,105	3,738	223	1994	03/12		25
Smithfield, NC	—		772	2,345	—	—	772	2,345	3,117	120	2004	03/12		35
Stockbridge, GA	—		910	1,988	—	—	910	1,988	2,898	119	2001	03/12		30
Troy, OH	—		456	1,575	—	—	456	1,575	2,031	81	2004	03/12		35
Tyler, TX	—		583	2,551	—	—	583	2,551	3,134	183	1993	03/12		25
Venice, FL	—		833	2,529	—	—	833	2,529	3,362	151	2001	03/12		30
Warrenton, VA	—		1,833	2,021	—	—	1,833	2,021	3,854	121	2001	03/12		30
Wheaton, IL	—		901	654	—	—	901	654	1,555	47	1994	03/12		25

Palais Royale:
Sealy, TX	—		457	504	1,769	—	462	2,273	2,735	421	1982	03/99		40

Panda Express:
Florissant, MO	—		50	59	170	—	50	228	278	21	2012	04/03	(g)	40

Pantry I Petroleum:
Avis, PA	—		392	326	—	—	392	326	718	137	1976	08/05		20
Howard, PA	—		136	375	—	—	136	375	511	75	1987	01/06		40

Patchwood Products:
Hillman, MI	—		167	823	—	—	150	363	513	363	1952	10/06		40

Patient First:
Richmond, VA	—		270	1,545	—	—	270	1,545	1,815	135	1988	05/11		30
York, PA	—		772	2,995	—	—	772	2,995	3,767	184	2011	07/11		40
Mechanicsburg, PA	—		933	3,401	—	—	933	3,401	4,334	159	2011	02/12		40

Patriot Fuels:
Vinita, OK	—		72	368	—	—	72	368	440	80	1972	07/09		20

Pawn America:
Fargo, ND	—		335	2,747	—	—	335	2,747	3,082	82	2008	12/12		35
Fridley, MN	—		1,013	4,465	—	—	1,013	4,465	5,478	155	1978	12/12		30
Sioux Falls, SD	—		207	1,490	—	—	207	1,490	1,697	52	1985	12/12		30
Mankato, MN	—		449	—	—	—	449	(e)	449	(e)	(e)	03/13	(m)	(e)

Pep Boys:
Chicago, IL	—		1,077	3,756	—	—	1,077	3,756	4,833	657	1993	11/07		35
Cicero, IL	—		1,341	3,760	—	—	1,341	3,760	5,101	658	1993	11/07		35
Cornwell Heights, PA	—		2,058	3,102	—	—	2,058	3,102	5,160	760	1972	11/07		25
East Brunswick, NJ	—		2,449	5,026	—	—	2,449	5,026	7,475	1,026	1987	11/07		30
Guayama, PR	—		1,729	2,732	—	—	1,729	2,131	3,860	264	1998	11/07		33
Jacksonville, FL	—		810	2,331	—	—	810	2,331	3,141	408	1989	11/07		35
Joliet, IL	—		1,506	3,727	—	—	1,506	3,727	5,233	652	1993	11/07		35
Lansing, IL	—		869	3,440	—	—	869	3,440	4,309	602	1993	11/07		35
Las Vegas, NV	—		1,917	2,530	—	—	1,917	2,530	4,447	443	1989	11/07		35
Marietta, GA	—		1,311	3,556	—	—	1,311	3,556	4,867	726	1987	11/07		30
Marlton, NJ	—		1,608	4,142	—	—	1,608	4,142	5,750	846	1983	11/07		30
Philadelphia, PA	—		1,300	3,830	—	—	1,300	3,830	5,130	670	1995	11/07		35
Quakertown, PA	—		1,129	3,252	—	—	1,129	3,252	4,381	569	1995	11/07		35
Reading, PA	—		1,189	3,367	—	—	1,189	2,819	4,008	412	1989	11/07		28
Roswell, GA	—		931	2,732	—	—	931	2,732	3,663	558	2007	11/07		30
Turnersville, NJ	—		990	3,494	—	—	990	3,494	4,484	713	1986	11/07		30
Houston, TX	—		734	3,028	—	—	734	3,028	3,762	374	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—		270	218	—	—	270	218	488	186	1977	06/05		10
Des Moines, IA	—		256	136	—	—	256	136	392	116	1976	06/05		10
Des Moines, IA	—		226	203	—	—	226	203	429	174	1976	06/05		10
Newton, IA	—		354	402	—	—	354	402	756	343	1979	06/05		10
Urbandale, IA	—		377	581	—	—	377	581	958	248	1979	06/05		20

Perla Lotta Restaurant:
Chandler, AZ	—		655	791	—	—	655	791	1,446	234	1997	12/01		40

Pet Paradise:
Houston, TX	—		417	2,306	—	—	417	2,306	2,723	334	2008	03/08		40
Bunnell, FL	—		316	881	—	—	316	881	1,197	126	1997	04/08		40
Houston, TX	—		535	—	3,426	—	535	3,426	3,961	403	2009	09/08	(m)	40
Charlotte, NC	—		825	—	3,231	—	825	3,231	4,056	360	2009	11/08	(m)	40
Davie, FL	—		1,138	1,069	—	—	1,138	1,069	2,207	154	2003	12/08		35

Petco:
Grand Forks, ND	—		307	910	—	—	307	910	1,217	365	1996	12/97		40
Florissant, MO	—		299	352	1,019	—	300	1,371	1,671	127	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—		1,508	1,622	—	—	1,508	1,622	3,130	311	2001	04/07		35
Charlotte, NC	—		1,291	1,839	—	—	1,291	1,839	3,130	411	1988	04/07		30
Charlotte, NC	—		1,458	2,047	—	—	1,458	2,047	3,505	458	1987	04/07		30
Charlotte, NC	—		507	698	—	—	507	698	1,205	234	1967	04/07		20
Charlotte, NC	—		1,778	1,977	—	—	1,778	1,977	3,755	442	1992	04/07		30
Charlotte, NC	—		629	876	—	—	623	876	1,499	196	1986	04/07		30
Charlotte, NC	—		1,030	1,725	—	—	1,030	1,725	2,755	386	1983	04/07		30
Charlotte, NC	—		429	425	—	—	429	425	854	95	1983	04/07		30
Charlotte, NC	—		1,697	2,419	—	—	1,697	2,419	4,116	406	2005	04/07		40
Charlotte, NC	—		2,165	1,965	—	—	2,165	1,965	4,130	377	1997	04/07		35
Charlotte, NC	—		1,810	2,570	—	—	1,810	2,570	4,380	431	2004	04/07		40
Charlotte, NC	—		1,340	1,790	—	—	1,340	1,790	3,130	343	1998	04/07		35
Charlotte, NC	—		2,784	3,720	—	—	2,784	3,720	6,504	713	1998	04/07		35
Charlotte, NC	—		1,532	1,973	—	—	1,532	1,973	3,505	378	1998	04/07		35
Charlotte, NC	—		2,316	2,064	—	—	2,316	2,064	4,380	396	1996	04/07		35
Concord, NC	—		1,828	1,677	—	—	1,828	1,677	3,505	321	2002	04/07		35
Concord, NC	—		2,144	1,986	—	—	2,144	1,986	4,130	381	2000	04/07		35
Denver, NC	—		2,317	1,750	—	—	2,317	1,750	4,067	335	1999	04/07		35
Fort Mill, SC	—		3,825	2,554	—	—	3,825	2,554	6,379	490	1998	04/07		35
Gastonia, NC	—		965	1,228	—	—	965	1,228	2,193	235	2001	04/07		35
Gastonia, NC	—		745	760	—	—	745	760	1,505	128	2003	04/07		40
Gastonia, NC	—		335	545	—	—	335	545	880	91	2000	04/07		40
Gastonia, NC	—		1,070	1,185	—	—	1,070	1,185	2,255	227	1990	04/07		35
Hickory, NC	—		1,975	1,530	—	—	1,975	1,530	3,505	293	2002	04/07		35
Kings Mountain, NC	—		1,210	982	—	—	1,210	982	2,192	188	1988	04/07		35
Lake Wylie, SC	—		1,972	1,283	—	—	1,972	1,283	3,255	246	2003	04/07		35
Lake Wylie, SC	—		1,381	2,061	—	—	1,381	2,061	3,442	395	1998	04/07		35
Lincolnton, NC	—		723	532	—	—	723	532	1,255	119	1989	04/07		30
Mineral Springs, NC	—		678	577	—	—	678	577	1,255	97	2002	04/07		40
Monroe, NC	—		857	1,023	—	—	857	1,023	1,880	171	2004	04/07		40
Monroe, NC	—		709	796	—	—	709	796	1,505	153	1999	04/07		35
Monroe, NC	—		421	834	—	—	421	834	1,255	160	1997	04/07		35
Rock Hill, SC	—		3,095	1,910	—	—	3,095	1,910	5,005	366	1999	04/07		35
Rock Hill, SC	—		2,119	1,886	—	—	2,119	1,886	4,005	362	1998	04/07		35
Rock Hill, SC	—		778	727	—	—	778	727	1,505	163	1990	04/07		30
Statesville, NC	—		1,886	2,182	—	—	1,864	2,182	4,046	418	1999	04/07		35
Waxhaw, NC	—		508	747	—	—	508	747	1,255	125	2002	04/07		40
York, SC	—		2,306	1,449	—	—	2,306	1,449	3,755	278	1999	04/07		35
Charlotte, NC	—		1,834	1,214	—	—	1,834	1,214	3,048	201	1997	05/07		40
Charlotte, NC	—		1,849	2,280	—	—	1,849	2,280	4,129	378	2005	05/07		40
Rock Hill, SC	—		3,108	2,146	—	—	3,108	2,146	5,254	355	1999	05/07		40

PetSense:
Kingsville, TX	—		499	458	224	—	499	682	1,181	150	1995	12/01		40

PetSmart:
Chicago, IL	—		2,724	3,566	—	—	2,724	3,566	6,290	1,363	1998	09/98		40

Pier I Imports:
Anchorage, AK	—		928	1,663	—	—	928	1,663	2,591	741	1995	02/96		40
Memphis, TN	—		713	822	—	—	713	822	1,535	340	1997	09/96	(f)	40
Sanford, FL	—		738	803	—	—	738	803	1,541	317	1998	06/97	(f)	40
Valdosta, GA	—		391	806	—	—	391	806	1,197	285	1999	01/99	(f)	40

Pisces Restaurant & Lounge:
Montgomery, AL	—		1,418	1,140	—	—	1,418	1,044	2,462	321	1999	12/01		40

Pizza Hut:
Monroeville, AL	—		547	44	—	—	547	44	591	13	1976	12/01		40

Popeye's:
Snellville, GA	—		642	437	—	—	642	437	1,079	131	1995	12/01		40

Power Center:
Midland, MI	—		1,085	1,635	220	—	1,085	1,598	2,683	339	2005	05/05	(g)	40
Topsham, ME	—		1,885	1,735	94	—	1,469	69	1,538	69	2007	02/06	(g)	40
Harlingen, TX	—		247	807	—	—	247	583	830	115	2008	09/06	(g)	40
Harlingen, TX	—		749	1,238	—	—	749	1,238	1,987	208	2008	09/06	(g)	40
Woodstock, GA	—		261	701	—	—	261	516	777	83	1997	07/08		40

Premium Spas & Billiards:
Fairfax, VA	—		105	151	243	—	194	394	588	97	1995	12/95		40

Pro Tip Nails & Spa:
Orlando, FL	27	(h)	40	111	—	—	40	111	151	27	2001	02/04		40

Pull-A-Part:
Augusta, GA	—		1,414	—	1,449	—	1,414	1,449	2,863	237	2007	08/06	(m)	40
Birmingham, AL	—		1,165	2,090	—	—	1,165	2,090	3,255	385	1964	08/06		40
Charlotte, NC	—		2,913	1,724	—	—	2,908	1,724	4,632	318	2006	08/06		40
Conley, GA	—		1,686	1,387	—	—	1,686	1,387	3,073	256	1999	08/06		40
Harvey, LA	—		1,887	—	4,326	—	1,887	4,326	6,213	590	2008	08/06	(m)	40
Knoxville, TN	—		961	—	2,384	—	961	2,384	3,345	385	2007	08/06	(m)	40
Louisville, KY	—		3,206	1,532	—	—	3,206	1,532	4,738	282	2006	08/06		40
Nashville, TN	—		2,164	1,414	—	—	2,164	1,414	3,578	261	2006	08/06		40
Norcross, GA	—		1,831	1,040	—	—	1,831	1,040	2,871	192	1998	08/06		40
Cleveland, OH	—		4,556	—	2,096	—	4,556	2,096	6,652	321	2007	08/06	(m)	40
Lafayette, LA	—		1,036	—	2,226	—	1,036	2,226	3,262	336	2007	08/06	(m)	40
Montgomery, AL	—		934	—	2,013	—	934	2,013	2,947	308	2007	11/06	(m)	40
Jackson, MS	—		1,315	—	2,471	—	1,315	2,471	3,786	347	2008	12/06	(m)	40
Baton Rouge, LA	—		893	—	3,256	—	893	3,256	4,149	390	2009	01/07	(m)	40
Memphis, TN	—		1,779	—	2,964	—	1,779	2,964	4,743	417	2008	05/07	(m)	40
Mobile, AL	—		550	—	2,772	—	550	2,772	3,322	344	2009	06/07	(m)	40
Winston-Salem, NC	—		846	—	2,449	—	836	2,449	3,285	309	2009	08/07	(m)	40
Lithonia, GA	—		2,410	—	2,345	—	2,410	2,345	4,755	291	2009	08/07	(m)	40
Columbia, SC	—		935	—	2,178	—	935	2,178	3,113	270	2009	09/07	(m)	40
Akron, OH	—		1,065	—	1,869	—	1,065	1,869	2,934	193	2009	10/08	(m)	40

QuikTrip:
Alpharetta, GA	—		1,048	607	—	—	1,048	607	1,655	130	1996	06/05		40
Clive, IA	—		623	557	—	—	623	557	1,180	159	1994	06/05		30
Des Moines, IA	—		259	792	—	—	259	792	1,051	226	1996	06/05		30
Des Moines, IA	—		379	455	—	—	379	455	834	130	1990	06/05		30
Gainesville, GA	—		592	913	—	—	592	913	1,505	260	1989	06/05		30
Herculaneum, MO	—		856	1,613	—	—	856	1,613	2,469	459	1991	06/05		30
Johnston, IA	—		394	385	—	—	394	385	779	110	1991	06/05		30
Lee's Summit, MO	—		374	1,224	—	—	374	1,224	1,598	261	1999	06/05		40
Norcross, GA	—		948	294	—	—	948	294	1,242	84	1989	06/05		30
Norcross, GA	—		844	297	—	—	839	297	1,136	85	1994	06/05		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Norcross, GA	—	966	202	—	—	966	202	1,168	58	1993	06/05		30
Olathe, KS	—	793	1,392	—	—	793	1,392	2,185	297	1999	06/05		40
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	185	1990	06/05		30
Urbandale, IA	—	340	764	—	—	340	764	1,104	163	1993	06/05		40
Wichita, KS	—	127	543	—	—	127	543	670	155	1990	06/05		30
Wichita, KS	—	118	454	—	—	113	454	567	129	1989	06/05		30
Woodstock , GA	—	488	1,042	—	—	488	1,042	1,530	222	1997	06/05		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	—	—	184	629	813	269	1976	06/05		20
Decorah, IA	—	72	272	—	—	72	272	344	232	1974	06/05		10

Rabobank:
Chico, CA	—	346	—	—	—	346	(e)	346	(e)	(e)	07/12		30

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	30	2012	01/08	(g)	40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	98	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	72	2011	05/11	(m)	40
Ft. Worth, TX	—	792	—	1,144	—	792	1,144	1,936	63	2011	06/11	(m)	40
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	74	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	67	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	60	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	55	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	70	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	49	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	51	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	38	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	40	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	22	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	27	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	12	2013	04/13		40
Oklahoma City, OK	—	1,217	—	—	—	1,217	(e)	1,217	(e)	(e)	06/13	(m)	(e)
Oklahoma City, OK	—	988	—	—	—	988	(e)	988	(e)	(e)	06/13	(m)	(e)
Owasso, OK	—	641	—	—	—	641	(e)	641	(e)	(e)	09/13	(m)	(e)

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	177	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	209	2007	05/10		35

REB Oil:
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	347	1990	12/05		40

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	—	—	2,937	3,032	5,969	636	1994	09/07		30

Reliable Life Insurance:
St. Louis, MO	—	1,519	10,074	—	—	1,519	10,074	11,593	2,383	1975	05/04		40

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	90	1994	09/04		40

Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	446	1996	01/96		40
Conyers, GA	—	575	999	—	—	575	999	1,574	413	1997	06/97		40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	685	1997	12/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	459	1999	03/98	(g)	40
Mobile, AL	—	1,137	1,694	—	—	1,137	1,694	2,831	510	2000	12/01		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	601	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	533	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	734	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	607	1999	02/02		40
Albany, NY	—	25	867	—	—	25	867	892	201	1994	09/04		40
Saratoga Springs, NY	—	762	591	30	—	762	621	1,383	140	1993	09/04		40
Monticello, NY	335	664	769	—	—	664	769	1,433	169	1996	03/05		40

Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	486	1971	06/05		40

Rite Rug:
Columbus, OH	—	1,596	934	13	—	1,605	939	2,544	214	1970	11/04		40

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	283	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	303	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	171	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	358	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	327	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	248	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	313	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	466	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	210	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	372	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	314	1998	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,094	1,662	2,756	313	1996	06/06		40
Rockford, IL	—	623	1,331	—	—	623	1,331	1,954	251	2000	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	382	1978	06/06		40
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	345	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	258	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	451	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	509	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	527	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	397	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	167	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	182	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	216	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	305	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	161	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	203	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	376	1970	07/12		25

Robbins Diamonds:
Newark, DE	—	636	1,273	29	—	629	1,302	1,931	608	1994	12/94		40

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	689	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	361	1984	03/99		40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	101	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	26	2007	10/05		40

Saltgrass Steakhouse:
Beaumont, TX	—	558	—	1,317	—	383	1,317	1,700	137	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	45	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	69	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	32	1998	01/13		35
Port Arthur, TX	—	890	—	—	—	890	(e)	890	(e)	(e)	08/13	(m)	(e)
McAllen, TX	—	1,390	—	—	—	1,390	(e)	1,390	(e)	(e)	12/13	(m)	(e)

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	541	1980	10/05	(g)	40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	95	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	717	311	1,028	94	1995	12/01		40

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	1,311	3,376	395	1998	12/01		40

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	76	1997	12/01		40

Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	405	2001	05/08		40

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	142	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	120	1981	05/06		40
Jasper, AL	—	551	747	—	—	551	747	1,298	142	1998	05/06		40
Birmingham, AL	—	490	769	—	—	490	769	1,259	147	1992	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	134	1989	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	128	1989	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	142	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	125	1990	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	165	1998	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	220	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	103	1992	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	88	1991	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	140	1991	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	107	1991	05/06		40

Silverleaf Resorts:
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	571	2004	07/04		40

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	804	1996	05/07		40

Sparkling Image:
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	1,102	1988	03/08		30
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	992	1998	03/08		35
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	476	2002	03/08		40
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	265	1997	03/08		35
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	615	1994	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	268	1988	03/08		30
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	533	1988	03/08		30
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	651	2001	03/08		40
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	777	1994	03/08		35

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	531	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	856	1996	02/05		40

Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	355	1999	12/98	(g)	40

Spiegelhoff's:
Kenosha, WI	—	1,918	3,431	—	—	1,918	3,431	5,349	1,443	1992	02/97		40

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	666	1994	06/96		40
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	422	1988	09/97		40
Memphis, TN	—	820	—	2,598	—	820	2,598	3,418	981	1998	12/97	(g)	40
Iselin, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	1,639	1994	01/03		40

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	71	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	1,098	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	206	1986	12/01		40
Kennedale, TX	—	400	692	—	—	391	692	1,083	208	1985	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	149	2001	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	263	2003	12/05		40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	368	2000	12/05		40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	204	1990	12/05		40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	362	2000	12/05		40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	230	2004	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	141	1999	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	290	2005	12/05		40
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	259	1995	12/05		40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	226	1990	12/05		40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	222	2000	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	285	2000	12/05		40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	308	1984	12/05		40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	285	1982	12/05		40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	208	1986	12/05		40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	285	2005	12/05		40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	432	1995	12/05		40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	226	1995	12/05		40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	326	1999	12/05		40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	259	2003	12/05		40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	896	2002	12/05		40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	233	1984	12/05		40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	140	1996	12/05		40
Harlingen, TX	—	906	953	—	—	906	953	1,859	191	1991	12/05		40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	232	1999	12/05		40
Harlingen, TX	—	755	601	—	—	755	601	1,356	121	1987	12/05		40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	271	1988	12/05		40
Laredo, TX	—	675	533	—	—	675	533	1,208	107	1993	12/05		40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	357	2000	12/05		40
Laredo, TX	—	459	460	—	—	459	460	919	92	1983	12/05		40
Laredo, TX	—	736	670	—	—	736	670	1,406	135	1984	12/05		40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	282	1993	12/05		40
Lawton, OK	—	697	964	—	—	697	964	1,661	194	1984	12/05		40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	293	2005	12/05		40
McAllen, TX	—	987	893	—	—	987	893	1,880	180	1999	12/05		40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	207	2003	12/05		40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	221	1999	12/05		40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	244	2003	12/05		40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	579	2002	12/05		40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	237	1988	12/05		40
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	378	2003	12/05		40
Pharr, TX	—	784	805	—	—	784	805	1,589	162	2000	12/05		40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	261	1994	12/05		40
Portland, TX	—	656	915	—	—	656	915	1,571	184	1983	12/05		40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	364	1999	12/05		40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	434	2005	12/05		40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	319	2005	12/05		40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	373	1994	12/05		40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	236	1996	12/05		40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	311	2004	12/05		40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	279	1988	12/05		40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	166	1983	12/05		40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	151	1984	12/05		40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	272	2000	12/05		40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	247	2005	10/06		40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	318	2006	12/06		40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	284	2006	12/06		40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	252	2006	12/06		40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	312	2006	12/06		40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	308	2007	04/07		40
Harlingen, TX	—	408	826	—	—	408	826	1,234	169	1982	11/07		30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	239	1981	11/07		30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	238	1983	11/07		30
Laredo, TX	—	584	958	—	—	584	958	1,542	196	1981	11/07		30
Laredo, TX	—	468	728	—	—	468	728	1,196	149	1973	11/07		30
Laredo, TX	—	448	734	—	—	448	734	1,182	150	1981	11/07		30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	232	1985	11/07		30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	116	1996	11/07		40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	247	1996	11/07		40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	455	1996	11/07		40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	490	2006	11/07		40
San Angelo, TX	—	194	471	—	—	194	471	665	72	1998	11/07		40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	186	2000	12/07		40
Harlingen, TX	—	329	935	—	—	329	935	1,264	186	1980	01/08		30
Harlingen, TX	—	277	808	—	—	277	808	1,085	160	1983	01/08		30
Laredo, TX	—	325	816	—	—	325	816	1,141	162	1983	01/08		30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	353	1980	01/08		30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	170	1983	01/08		30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	201	2007	05/08		40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	251	2007	05/08		40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	305	2007	05/08		40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	272	2007	05/08		40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	224	2007	05/08		40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	447	1986	05/08		30
Houston, TX	—	696	1,458	—	—	696	1,458	2,154	184	2008	12/08		40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	203	2007	12/08		40

Studio Nail and Spa:
Cohoes, NY	—	27	145	59	—	27	204	231	38	1994	09/04		40

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	64	1997	12/01		40
Albany, NY	—	3	67	—	—	3	67	70	15	1992	09/04		40
Cohoes, NY	—	21	116	8	—	21	123	144	30	1994	09/04		40

Sullivan's Steakhouse:
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	123	1999	01/12		25

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	60	2008	04/12		35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	77	2009	04/12		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	14	1993	04/13		30
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	60	1980	04/13		25
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	34	2004	04/13		35
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	39	1996	04/13		30
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	80	1982	04/13		25
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	42	1968	04/13		25
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	48	1998	04/13		30
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	30	1989	04/13		30
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	15	1994	04/13		30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	38	1971	04/13		25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	16	1994	04/13		30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	52	1966	04/13		25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	58	1992	04/13		30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	56	1999	04/13		30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	59	1985	04/13		25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	44	1996	04/13		30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	59	1982	04/13		25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	39	1994	04/13		30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	42	1989	04/13		30
Joppa, MD	—	862	174	—	—	862	174	1,036	5	1987	04/13		25
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	34	1993	04/13		30
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	36	1991	04/13		30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	66	2000	04/13		30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	22	1994	04/13		30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	51	1993	04/13		30
Pasadena, MD	—	591	2,509	—	—	591	2,509	3,100	59	1997	04/13		30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	35	1989	04/13		30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	89	1990	04/13		30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	40	1995	04/13		30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	56	1995	04/13		30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	58	1971	04/13		25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	74	1987	04/13		30
Sterling, VA	—	1,540	2,461	—	—	1,540	2,461	4,001	58	1998	04/13		30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	26	1997	04/13		30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	45	1981	04/13		25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	79	1988	04/13		25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	64	1994	04/13		30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	75	1988	04/13		25

Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	128	1993	07/09		25
Neosho, MO	—	352	775	—	—	352	754	1,106	106	1992	07/09		18

SunTrust:
Albany, GA	—	287	890	—	—	287	890	1,177	32	1990	06/13		15
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	26	1969	06/13		15
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	37	1991	06/13		20
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	26	2005	06/13		30
Arlington, VA	—	1,998	638	—	—	1,998	638	2,636	17	1993	06/13		20
Atlanta, GA	—	296	748	—	—	296	748	1,044	27	1964	06/13		15
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	44	1976	06/13		20
Augusta, GA	—	472	443	—	—	472	443	915	48	1970	06/13		5
Augusta, GA	—	865	872	—	—	865	872	1,737	47	1972	06/13		10
Augusta, GA	—	352	397	—	—	352	397	749	43	1949	06/13		5
Avon Park, FL	—	360	1,564	—	—	360	1,564	1,924	28	1983	06/13		30
Bartow, FL	—	218	769	—	—	218	769	987	17	1980	06/13		25
Beaverdam, VA	—	230	309	—	—	230	309	539	33	1964	06/13		5
Belleview, FL	—	226	1,085	—	—	226	1,085	1,311	20	1979	06/13		30
Beverly Hills, FL	—	376	1,414	—	—	376	1,414	1,790	26	1989	06/13		30
Black Mountain, NC	—	780	655	—	—	780	655	1,435	71	1943	06/13		5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	28	1946	06/13		30
Boca Raton, FL	—	1,663	654	—	—	1,663	654	2,317	35	1977	06/13		10
Bradenton, FL	—	437	1,251	—	—	437	1,251	1,688	23	1980	06/13		30
Brunswick, GA	—	158	2,169	—	—	158	2,169	2,327	235	1957	06/13		5
Butner, NC	—	344	606	—	—	344	606	950	16	1957	06/13		20
Cape Coral, FL	—	1,065	1,032	—	—	1,065	1,032	2,097	28	1980	06/13		20
Cary, NC	—	616	826	—	—	616	826	1,442	22	1987	06/13		20
Chapel Hill, NC	—	323	541	—	—	323	541	864	20	1963	06/13		15
Chattanooga, TN	—	308	652	—	—	308	652	960	71	1972	06/13		5
Chattanooga, TN	—	336	341	—	—	336	341	677	37	1974	06/13		5
Chattanooga, TN	—	496	824	—	—	496	824	1,320	89	1948	06/13		5
Chattanooga, TN	—	260	374	—	—	260	374	634	41	1981	06/13		5
Chestertown, MD	—	856	290	—	—	856	290	1,146	31	1974	06/13		5
Clearwater, FL	—	433	530	—	—	433	530	963	19	1983	06/13		15
Conyers, GA	—	366	501	—	—	366	501	867	27	1986	06/13		10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	46	1983	06/13		35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	16	1982	06/13		25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	23	1993	06/13		30
Denton, NC	—	472	783	—	—	472	783	1,255	28	1969	06/13		15
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	30	1988	06/13		20
Douglas, GA	—	354	168	—	—	354	168	522	18	1972	06/13		5
Duluth, GA	—	851	845	—	—	851	845	1,696	23	1992	06/13		20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	26	1986	06/13		30
Erwin, NC	—	380	89	—	—	380	89	469	10	1955	06/13		5
Flagler Beach, FL	—	366	1,313	—	—	366	1,313	1,679	20	1993	06/13		35
Fort Myers, FL	—	543	758	—	—	543	758	1,301	16	1986	06/13		25
Fort Myers, FL	—	814	684	—	—	814	684	1,498	25	1986	06/13		15
Franklin, VA	—	103	911	—	—	103	911	1,014	33	1967	06/13		15
Gainesville, GA	—	406	1,830	—	—	406	1,830	2,236	198	1966	06/13		5
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	28	1988	06/13		30
Greensboro, NC	—	516	394	—	—	516	394	910	43	1980	06/13		5
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	75	1960	06/13		10
Haines City, FL	—	405	1,241	—	—	405	1,241	1,646	22	1989	06/13		30
Hallandale Beach, FL	—	1,735	2,343	—	—	1,735	2,343	4,078	63	1971	06/13		20
Harrisonburg, VA	—	245	438	—	—	245	438	683	47	1968	06/13		5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	62	1978	06/13		10
Holly Hill, FL	—	509	699	—	—	509	699	1,208	76	1963	06/13		5
Homosassa, FL	—	344	825	—	—	344	825	1,169	18	1985	06/13		25
Hudson, NC	—	220	207	—	—	220	207	427	6	1994	06/13		20
Huntersville, NC	—	177	830	—	—	177	830	1,007	18	1998	06/13		25
Inverness, FL	—	471	755	—	—	471	755	1,226	27	1984	06/13		15
Jacksonville, FL	—	674	821	—	—	674	821	1,495	18	1987	06/13		25
Jacksonville, FL	—	938	926	—	—	938	926	1,864	25	1979	06/13		20
Jonesboro, GA	—	591	1,185	—	—	591	1,185	1,776	128	1965	06/13		5
Jonesborough, TN	—	95	285	—	—	95	285	380	31	1974	06/13		5
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	21	1998	06/13		35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	90	1906	06/13		5
Kernersville, NC	—	284	708	—	—	284	708	992	26	1990	06/13		15
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	24	1996	06/13		30
Lady Lake, FL	—	388	1,537	—	—	388	1,537	1,925	28	1996	06/13		30
Lake City, TN	—	326	514	—	—	326	514	840	56	1958	06/13		5
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	25	1988	06/13		30
Largo, FL	—	258	643	—	—	258	643	901	17	1979	06/13		20
Lawrenceburg, TN	—	205	413	—	—	205	413	618	45	1975	06/13		5
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	96	1985	06/13		10
Lightfoot, VA	—	177	512	—	—	177	512	689	28	1973	06/13		10
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	47	1974	06/13		10
Macon, GA	—	207	392	—	—	207	392	599	14	1980	06/13		15
Madison Heights, VA	—	215	379	—	—	215	379	594	41	1973	06/13		5
Manassas, VA	—	1,765	1,714	—	—	1,765	1,714	3,479	46	1967	06/13		20
Marietta, GA	—	617	714	—	—	617	714	1,331	39	1974	06/13		10
Mechanicsville, VA	—	343	493	—	—	343	493	836	53	1965	06/13		5
Mocksville, NC	—	189	434	—	—	189	434	623	47	1967	06/13		5
Monroe, NC	—	586	353	—	—	586	353	939	38	1981	06/13		5
Murfreesboro, TN	—	276	554	—	—	276	554	830	20	1989	06/13		15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	18	1986	06/13		15
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	23	1994	06/13		30
Nashville, TN	—	627	639	—	—	627	639	1,266	35	1972	06/13		10
Nashville, TN	—	679	394	—	—	679	394	1,073	43	1949	06/13		5
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	26	1998	06/13		25
Norcross, GA	—	789	663	—	—	789	663	1,452	24	1986	06/13		15
Norwood, NC	—	519	410	—	—	519	410	929	44	1946	06/13		5
Orlando, FL	—	637	1,415	—	—	637	1,415	2,052	31	1999	06/13		25
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	31	1993	06/13		20
Palm Harbor, FL	—	836	1,139	—	—	836	1,139	1,975	31	1984	06/13		20
Palm Harbor, FL	—	532	384	—	—	532	384	916	21	1983	06/13		10
Punta Gorda, FL	—	1,483	1,330	—	—	1,483	1,330	2,813	36	1972	06/13		20
Radford, VA	—	221	326	—	—	221	326	547	35	1964	06/13		5
Raleigh, NC	—	798	1,286	—	—	798	1,286	2,084	35	1974	06/13		20
Richmond, VA	—	263	563	—	—	263	563	826	31	1981	06/13		10
Richmond, VA	—	398	673	—	—	398	673	1,071	73	1972	06/13		5
Richmond, VA	—	283	245	—	—	283	245	528	27	1973	06/13		5
Roanoke, VA	—	264	256	—	—	264	256	520	28	1973	06/13		5
Roanoke, VA	—	103	360	—	—	103	360	463	20	1957	06/13		10
Roxboro, NC	—	452	918	—	—	452	918	1,370	33	1983	06/13		15
Sebastian, FL	—	438	856	—	—	438	856	1,294	23	1987	06/13		20
Sebring, FL	—	326	920	—	—	326	920	1,246	20	1985	06/13		25
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	39	1975	06/13		20
Spartanburg, SC	—	435	372	—	—	435	372	807	20	1921	06/13		10
Spotsylvania, VA	—	1,398	1,158	—	—	1,398	1,158	2,556	18	1964	06/13		35
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	119	1973	06/13		5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	35	1988	06/13		30
St. Petersburg, FL	—	207	1,150	—	—	207	1,150	1,357	21	1974	06/13		30
Stuart, FL	—	1,143	2,570	—	—	1,143	2,570	3,713	46	1985	06/13		30
Sun City Center, FL	—	568	3,671	—	—	568	3,671	4,239	57	1971	06/13		35
Tamarac, FL	—	966	1,115	—	—	966	1,115	2,081	60	1972	06/13		10
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	33	1971	06/13		20
Valrico, FL	—	178	870	—	—	178	870	1,048	16	1981	06/13		30
Virginia Beach, VA	—	326	366	—	—	326	366	692	20	1985	06/13		10
Warner Robins, GA	—	905	1,276	—	—	905	1,276	2,181	69	1973	06/13		10
Washington, DC	—	2,095	945	—	—	2,095	945	3,040	17	1950	06/13		30
Wildwood, FL	—	308	953	—	—	308	953	1,261	21	1978	06/13		25
Youngsville, NC	—	237	165	—	—	237	165	402	18	1946	06/13		5
Zephyrhills, FL	—	345	3,112	—	—	345	3,112	3,457	112	1972	06/13		15
Zephyrhills, FL	—	267	1,301	—	—	267	1,301	1,568	23	1984	06/13		30

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	188	1990	01/06		30

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	321	1971	02/97		40
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,213	1985	02/97		40

Susser HQ:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,158	1982	03/99		40

Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132	178	60	1997	12/01		40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	52	1969	09/06		20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	227	2001	12/01		40
Ormond Beach, FL	—	632	526	—	—	632	526	1,158	158	2001	12/01		40
Phoenix, AZ	—	594	283	—	—	594	283	877	85	1995	12/01		40
Bedford, IN	—	797	937	—	—	797	937	1,734	179	1989	05/06		40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	231	2005	05/06		40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	392	1990	05/06		40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	346	2005	05/06		40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	248	2000	05/06		40
Evansville, IN	—	221	828	—	—	221	828	1,049	158	2003	05/06		40
Fishers, IN	—	990	486	—	—	990	486	1,476	93	1998	05/06		40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	206	1998	05/06		40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	315	2004	05/06		40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	134	2004	05/06		40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	227	1999	05/06		40
Ownesboro, KY	—	639	1,326	—	—	639	1,326	1,965	253	2005	05/06		40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	335	1998	05/06		40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	272	2003	05/06		40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	429	2003	05/06		40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	316	2003	05/06		40
Vincennes, IN	—	502	880	—	—	502	880	1,382	168	2004	05/06		40
Anderson, SC	—	273	820	—	—	273	820	1,093	100	1989	12/10		25
Anderson, SC	—	176	436	—	—	176	436	612	44	2000	12/10		30
Asheville, NC	—	252	483	—	—	252	483	735	59	1993	12/10		25
Asheville, NC	—	408	732	—	—	408	732	1,140	89	1992	12/10		25
Black Mountain, NC	—	149	313	—	—	149	313	462	38	1992	12/10		25
Blue Ridge, GA	—	276	553	—	—	276	553	829	67	1992	12/10		25
Cedartown, GA	—	353	890	—	—	353	890	1,243	108	1990	12/10		25
Duncan, SC	—	280	483	—	—	280	483	763	49	1999	12/10		30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	100	1991	12/10		25
Fort Payne, AL	—	362	533	—	—	362	533	895	65	1989	12/10		25
Franklin, NC	—	472	687	—	—	472	687	1,159	84	1992	12/10		25
Gaffney, SC	—	388	940	—	—	388	940	1,328	95	1998	12/10		30
Greenville, SC	—	414	810	—	—	414	810	1,224	82	1995	12/10		30
Greenville, SC	—	169	330	—	—	169	330	499	40	1990	12/10		25
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	142	1988	12/10		25
Inman, SC	—	223	502	—	—	223	502	725	51	1999	12/10		30
Lavonia, GA	—	122	359	—	—	122	359	481	36	1999	12/10		30
Madison, AL	—	498	886	—	—	498	886	1,384	108	1985	12/10		25
Oneonta, AL	—	362	881	—	—	362	881	1,243	107	1992	12/10		25
Piedmont, SC	—	249	702	—	—	249	702	951	71	2000	12/10		30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	68	1998	12/10		30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	109	1998	12/10		30
Seneca, SC	—	304	807	—	—	304	807	1,111	98	1993	12/10		25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	124	1991	12/10		25
Spartanburg, SC	—	492	949	—	—	492	949	1,441	96	1993	12/10		30
Spartanburg, SC	—	239	496	—	—	239	496	735	50	1992	12/10		30
Sylva, NC	—	580	786	—	—	580	786	1,366	80	1994	12/10		30
Toccoa, GA	—	201	600	—	—	201	600	801	61	1993	12/10		30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	40	2008	12/12		35
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	37	2009	12/12		35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	43	1988	12/12		25
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	54	1994	12/12		30
Daleville, IN	—	209	893	—	—	209	893	1,102	31	1995	12/12		30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	40	2007	12/12		35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	33	2008	12/12		35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	36	2010	12/12		35
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	36	2008	12/12		35
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	33	2008	12/12		35
Indianapolis, IN	—	247	931	—	—	247	931	1,178	32	1995	12/12		30
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	50	2005	12/12		30
Indianapolis, IN	—	209	799	—	—	209	799	1,008	28	1994	12/12		30
Jasper, IN	—	200	960	—	—	200	960	1,160	33	1992	12/12		30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	64	2006	12/12		30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	33	2010	12/12		35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	20	1991	07/13		30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	18	1996	07/13		30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	24	1998	07/13		30
Arnold, MO	—	436	698	—	—	436	698	1,134	10	1991	08/13		25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	26	1993	08/13		25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	13	1991	08/13		30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	19	1987	08/13		30
Eureka, MO	—	466	466	—	—	466	466	932	7	1984	08/13		25
Granite City, IL	—	707	852	—	—	707	852	1,559	9	2006	08/13		35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	18	1991	08/13		30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	11	1991	08/13		30
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	22	1985	08/13		30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	15	2003	08/13		35
St. Charles, MO	—	581	872	—	—	581	872	1,453	11	2000	08/13		30
St. Louis, MO	—	252	785	—	—	252	785	1,037	10	1990	08/13		30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	16	1981	08/13		25
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	13	2009	08/13		35

Taverna Greek Grill:
Fort Collins, CO	—	390	895	—	—	390	895	1,285	86	1995	02/11		30

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	277	1997	12/01		40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	307	1998	12/01		40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	128	2004	06/11		30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	461	1995	12/01		40

The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	41	1985	03/13		25

The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	91	2009	05/13		35

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	169	1998	12/01		40

The Tile Shop:
Hartsdale, NY	—	4,509	2,454	321	—	4,509	2,775	7,284	603	1996	09/97		40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	365	1977	09/06		20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	219	—	1,170	2,122	3,292	545	1988	09/97	(g)	40

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	115	1996	12/01		40
Mobile, AL	—	491	498	—	—	491	498	989	150	1997	12/01		40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	266	1982	06/05		40
Aiken, SC	—	442	646	—	—	442	646	1,088	116	1989	08/08		30
Anniston, AL	—	160	453	—	—	160	453	613	61	2008	08/08		40
Berkeley, MO	—	237	282	—	—	237	282	519	76	1961	08/08		20
Cheraw, SC	—	88	330	—	—	88	330	418	71	1976	08/08		25
Columbia, SC	—	212	319	—	—	212	319	531	57	1987	08/08		30
Dalton, GA	—	178	347	—	—	178	347	525	75	1972	08/08		25
Darlington, SC	—	47	267	—	—	47	267	314	57	1973	08/08		25
Fairfield, AL	—	133	178	—	—	133	178	311	38	1974	08/08		25
Gadsden, AL	—	250	389	—	—	250	389	639	52	2007	08/08		40
Hueytown, AL	—	135	93	—	—	135	93	228	50	1948	08/08		10
Jonesboro, GA	—	675	292	—	—	675	292	967	63	1970	08/08		25
Lawrenceville, GA	—	370	332	—	—	370	332	702	59	1986	08/08		30
Lewisburg, TN	—	70	298	—	—	70	298	368	46	1998	08/08		35
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Macon, GA	—	103	290	—	—	103	290	393	78	1967	08/08	20
Marietta, GA	—	285	278	—	—	285	278	563	75	1967	08/08	20
Memphis, TN	—	111	237	—	—	111	237	348	42	1981	08/08	30
Memphis, TN	—	226	444	—	—	226	444	670	80	1986	08/08	30
Montgomery, AL	—	96	233	—	—	96	233	329	50	1970	08/08	25
Nashville, TN	—	268	276	—	—	268	276	544	59	1978	08/08	25
Nashville, TN	—	256	301	—	—	256	301	557	54	1982	08/08	30
Norcross, GA	—	599	350	—	—	599	350	949	75	1975	08/08	25
Pulaski, TN	—	109	361	—	—	109	361	470	65	1986	08/08	30
Riverdale, GA	—	877	400	—	—	877	400	1,277	86	1978	08/08	25
Snellville, GA	—	565	396	—	—	565	396	961	85	1977	08/08	25
Springfield, MO	—	220	400	—	—	220	400	620	86	1979	08/08	25
Springfield, MO	—	125	230	—	—	125	230	355	50	1979	08/08	25
St. Louis, MO	—	134	398	—	—	134	398	532	61	1993	08/08	35
St. Louis, MO	—	244	288	—	—	244	288	532	62	1971	08/08	25
Sylacauga, AL	—	94	191	—	—	94	191	285	34	1986	08/08	30
Taylors, SC	—	299	372	—	—	299	372	671	57	1999	08/08	35
Bay Minette, AL	—	51	113	—	—	51	113	164	13	1980	01/11	25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	19	1976	01/11	20
Petersburg, VA	—	139	366	—	—	139	366	505	53	1979	02/11	20
Savannah, GA	—	231	361	—	—	231	361	592	50	1972	03/11	20
Ft. Worth, TX	—	131	312	—	—	119	312	431	35	1985	03/11	25
Hoover, AL	—	378	546	—	—	378	546	924	61	1970	03/11	25
Eufaula, AL	—	61	360	—	—	61	360	421	34	1980	08/11	25
Kansas City, MO	—	69	129	—	—	69	129	198	15	1920	08/11	20
Arnold, MO	—	321	120	—	—	321	120	441	13	1960	10/11	20
Bristol, VA	—	199	517	—	—	199	517	716	38	2001	10/11	30
Fairview Heights, IL	—	93	185	—	—	93	185	278	16	1979	10/11	25
Florissant, MO	—	143	153	—	—	143	153	296	14	1974	10/11	25
Greenville, SC	—	602	612	—	—	602	612	1,214	54	2008	10/11	25
Jonesboro, GA	—	301	683	—	—	301	683	984	43	2007	10/11	35
Olive Branch, MS	—	121	312	—	—	121	312	433	28	1978	10/11	25
Sugar Creek, MO	—	202	181	—	—	202	181	383	16	1978	10/11	25
Roanoke, VA	—	158	207	—	—	158	207	365	14	1950	08/12	20
Fredericksburg, VA	—	228	555	—	—	228	555	783	29	1989	09/12	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Florissant, MO	—	119	288	—	—	119	288	407	12	1970	12/12		25
Savannah, GA	—	259	359	—	—	259	359	618	6	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	4	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	2	1981	11/13		25

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	242	1998	08/06		40

Top's:
Lacey, WA	—	2,777	7,082	—	—	2,777	7,082	9,859	2,988	1992	02/97		40

Toys R Us:
Gastonia, NC	—	1,825	—	6,101	—	1,825	6,101	7,926	298	1998	10/11	(m)	35

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	353	—	100	1,753	1,853	558	1983	03/99		40

Tully's:
Cheektowaga, NY	—	689	386	—	—	689	386	1,075	116	1994	12/01		40

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	312	2009	09/08		40

Twin Peaks:
Olathe, KS	—	525	731	—	—	525	731	1,256	69	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	179	1996	04/03	(g)	40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	173	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	157	2004	05/08		40

Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	244	1987	08/05		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Pleasant Gap, PA	—	332	593	—	—	332	593	925	248	1996	08/05	20
Port Vue, PA	—	824	118	—	—	824	118	942	49	1953	08/05	20
Punxsutawney, PA	—	253	542	—	—	253	542	795	227	1983	08/05	20
Shamokin, PA	—	324	506	—	—	324	506	830	212	1956	08/05	20
Shippensburg, PA	—	204	330	—	—	204	330	534	138	1989	08/05	20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	197	1989	08/05	20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	177	1999	08/05	20
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	819	1998	08/05	20
Williamsport, PA	—	909	122	—	—	909	122	1,031	51	1950	08/05	20
Ashland, PA	—	355	545	—	—	355	545	900	226	1977	09/05	20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	256	1987	09/05	20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	239	2000	01/06	40
Hughesville, PA	—	290	566	—	—	290	566	856	113	1977	01/06	40
McSherrystown, PA	—	135	365	—	—	135	365	500	73	1988	01/06	40
Milesburg, PA	—	134	373	—	—	134	373	507	74	1987	01/06	40
Nanticoke, PA	—	175	482	—	—	175	482	657	96	1988	01/06	40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,203	2,265	239	2000	01/06	40
Plains, PA	—	204	401	—	—	204	401	605	80	1994	01/06	40
Punxsutawney, PA	—	294	650	—	—	294	650	944	129	1983	01/06	40
Williamsport, PA	—	295	379	—	—	295	379	674	75	1988	01/06	40
Burnham, PA	—	265	510	—	—	340	435	775	162	1978	07/06	20

Uni-Mart Summerville:
Summerville, PA	—	93	272	17	—	93	289	382	54	1988	01/06	40

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	121	1981	12/04	40
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	187	1990	12/04	40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	409	2001	12/04	40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	221	1975	12/04	40
Irving, TX	—	708	911	—	—	708	911	1,619	206	1984	12/04	40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	480	2000	12/04	40
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944	3,687	439	2002	12/04	40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	286	1997	12/04	40
Perrysburg, OH	—	642	1,119	—	—	642	1,119	1,761	253	1979	12/04	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	260	1996	12/04		40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	308	1998	12/04		40
Ft. Worth, TX	—	510	1,128	—	—	510	1,128	1,638	253	1997	01/05		40
Ft. Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Melbourne, FL	—	747	607	—	—	747	607	1,354	131	1970	05/05		40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,213	1995	06/95		40

Vacant Land:
Southfield, MI	—	405	644	—	—	497	(e)	497	(e)	(e)	12/01		40
Topsham, ME	—	1,034	—	—	—	187	(e)	187	(e)	(e)	02/06		(e)
Fairfield Township, OH	—	3,350	—	—	—	1,215	(e)	1,215	(e)	(e)	08/06		(e)
Bonita Springs, FL	—	112	—	—	—	25	(e)	25	(e)	(e)	09/06		(e)
Lancaster, OH	—	1,035	—	—	—	218	(e)	218	(e)	(e)	01/08		(e)

Vacant Property:
Arlington, TX	—	596	1,411	—	—	596	1,411	2,007	703	1994	01/94		40
Arlington, TX	—	435	2,300	334	—	435	2,634	3,069	1,056	1996	06/96		38
Homestead, PA	—	1,139	—	2,158	—	1,139	2,158	3,297	581	1994	02/97		31
Conyers, GA	—	320	556	—	—	320	556	876	230	1997	06/97		40
Sealy, TX	—	208	230	—	—	208	230	438	89	1982	03/99		40
Alpharetta, GA	—	3,033	1,642	—	—	3,033	1,642	4,675	494	1999	12/01		40
Augusta, GA	—	177	674	—	—	177	674	851	203	1998	12/01		40
Burton, MI	—	620	707	—	—	620	707	1,327	213	1997	12/01		40
Dallas, TX	—	1,138	1,025	—	—	1,138	1,025	2,163	308	1994	12/01		40
Gainesville, GA	—	295	612	—	—	295	576	871	178	1997	12/01		40
Indianapolis, IN	—	640	1,107	62	—	640	1,169	1,809	327	1996	12/01		40
Swansea, IL	—	46	133	57	—	46	190	236	21	1997	12/01	(g)	40
Tacoma, WA	—	527	795	—	—	527	795	1,322	239	1981	12/01		40
Woodstock, GA	—	1,937	1,285	—	—	1,303	272	1,575	277	1997	05/03		40
St. Louis, MO	—	556	3,688	—	—	556	3,688	4,244	873	1975	05/04		40
Buford, GA	—	539	1,421	—	—	539	1,421	1,960	334	2003	07/04	(g)	40
Hudson Falls, NY	—	57	780	39	—	57	819	876	188	1990	09/04		40
Ft. Worth, TX	—	988	2,368	—	—	988	2,368	3,356	525	1997	02/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Ft. Worth, TX	—	2,505	2,138	—	—	2,505	2,138	4,643	474	1988	02/05		40
Ft. Worth, TX	—	1,652	2,018	—	—	1,652	2,018	3,670	448	2000	02/05		40
Hudson Oaks, TX	—	361	1,029	—	—	361	1,029	1,390	228	1993	02/05		40
Granbury, TX	—	786	1,234	—	—	786	1,231	2,017	240	2006	05/05	(g)	40
Dallas, PA	—	214	345	—	—	214	345	559	144	1995	08/05		20
Yeagertown, PA	—	142	180	—	—	120	69	189	68	1977	08/05		20
Carlisle, PA	—	87	103	—	—	87	103	190	20	1988	01/06		40
Indianapolis, IN	—	223	483	59	—	223	542	765	186	1979	09/06		20
Little Rock, AR	—	672	77	44	—	672	121	793	28	1979	09/06		20
Azle, TX	—	648	859	—	—	648	859	1,507	141	1970	06/07		40
Ft. Worth, TX	—	575	933	—	—	575	933	1,508	153	1982	06/07		40
Bakersfield, CA	—	3,303	3,845	—	—	1,710	268	1,978	268	1975	03/08		25
Bakersfield, CA	—	2,099	2,011	15	—	1,666	108	1,774	94	1990	03/08		35
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	269	1987	05/08		30
Chouteau, OK	—	113	301	—	—	113	152	265	49	1988	07/09		14
Lubbock, TX	—	943	957	—	—	943	957	1,900	150	1964	11/10		20

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,187	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	224	2000	03/12		30

Virginia College:
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	240	1996	09/12		30

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	206	1999	06/98		40

Voodoo Skate Center:
Aransas Pass, TX	—	90	1,241	137	—	89	1,378	1,467	468	1983	03/99		40

Walgreens:
Sunrise, FL	—	1,958	1,401	—	—	1,958	1,401	3,359	372	1994	05/03		40
Tulsa, OK	—	1,193	3,056	—	—	1,193	3,056	4,249	653	2003	06/05		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Boise, ID	—	792	1,875	—	—	792	1,875	2,667	237	2000	03/10		30
Nampa, ID	—	1,062	2,253	—	—	1,062	2,253	3,315	285	2000	03/10		30
Pueblo, CO	—	899	3,313	—	—	899	3,313	4,212	225	2000	12/11		30
Rapid City, SD	—	1,387	2,957	—	—	1,387	2,957	4,344	165	2000	01/12		35
Hamilton, OH	—	731	2,879	—	—	731	2,879	3,610	188	2000	01/12		30

Wawa:
Clearwater, FL	—	1,184	2,526	44	—	1,395	(e)	1,395	(e)	(e)	05/93	(m)	(e)

Wehrenberg Theater:
Cedar Rapids, IA	—	1,567	8,433	—	—	1,567	8,433	10,000	518	2011	07/11		40

Wendy's:
Sacramento, CA	—	586	—	—	—	586	(i)	586	(i)	(i)	02/98		(i)
New Kensington, PA	—	501	333	—	—	501	333	834	100	1980	12/01		40
Orland Park, IL	—	562	556	—	—	562	377	939	116	1995	12/01		40
Boerne, TX	—	456	679	—	—	456	679	1,135	28	1986	12/12		25
Brownsburg, IN	—	242	1,483	—	—	242	1,483	1,725	62	1984	12/12		25
Converse, TX	—	301	554	—	—	301	554	855	16	2007	12/12		35
Everett, WA	—	486	437	—	—	486	437	923	18	1979	12/12		25
Everett, WA	—	339	1,018	—	—	339	1,018	1,357	35	2000	12/12		30
Fishers, IN	—	766	717	—	—	766	717	1,483	25	1990	12/12		30
Fishers, IN	—	544	514	—	—	544	514	1,058	18	2000	12/12		30
Henderson, NV	—	370	311	—	—	370	311	681	13	1988	12/12		25
Henderson, NV	—	398	1,028	—	—	398	1,028	1,426	36	1991	12/12		30
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	38	1993	12/12		30
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	46	1991	12/12		30
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	50	1999	12/12		30
Indianapolis, IN	—	320	602	—	—	320	602	922	21	1998	12/12		30
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	42	1973	12/12		25
Indianapolis, IN	—	281	1,018	—	—	281	1,018	1,299	35	1996	12/12		30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	43	2003	12/12		35
Indianapolis, IN	—	271	1,221	—	—	271	1,221	1,492	51	1974	12/12		25
Las Vegas, NV	—	368	1,095	—	—	368	1,095	1,463	38	1999	12/12		30
Las Vegas, NV	—	475	1,182	—	—	475	1,182	1,657	41	1996	12/12		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Las Vegas, NV	—	475	1,202	—	—	475	1,202	1,677	50	1986	12/12	25
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	35	2001	12/12	30
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	49	2001	12/12	30
Las Vegas, NV	—	360	253	—	—	360	253	613	11	1980	12/12	25
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	71	1978	12/12	25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	44	2001	12/12	35
Noblesville, IN	—	582	979	—	—	582	979	1,561	34	1998	12/12	30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	53	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	23	2012	12/12	40
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	44	1977	12/12	25
San Antonio, TX	—	553	892	—	—	303	892	1,195	37	1986	12/12	25
San Antonio, TX	—	688	727	—	—	688	727	1,415	25	1993	12/12	30
San Antonio, TX	—	370	272	—	—	370	272	642	9	1993	12/12	30
San Antonio, TX	—	931	223	—	—	931	223	1,154	8	1993	12/12	30

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	126	1995	12/01	40

Wherehouse Music:
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	210	1997	12/01	40
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	243	1994	12/05	40

Wingfoot:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	201	2007	02/07	40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	252	2004	05/07	40
Benton, AR	—	(l)	309	—	—	(l)	309	309	50	2001	05/07	40
Bowman, SC	—	(l)	969	—	—	(l)	969	969	183	1998	05/07	35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	255	2004	05/07	40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	195	1989	05/07	35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	107	1998	05/07	35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	246	2004	05/07	40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	150	1997	05/07	30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	106	1998	05/07	35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	107	1999	05/07	35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	104	1998	05/07	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	245	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	163	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	238	2004	07/07		40
Des Moines, IA	—	(l)	816	—	—	(l)	816	816	132	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	181	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	205	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	183	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	160	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	175	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	139	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	168	2008	08/08		40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	148	2009	11/08	(j)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	99	2010	04/10	(j)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	76	2010	08/10	(j)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	77	2011	11/10	(j)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	68	2011	01/11	(j)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	82	2011	05/11	(j)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	73	2011	06/11	(j)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	69	2011	06/11	(j)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	62	2011	06/11	(j)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	76	2012	09/11	(j)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	59	2012	11/11	(j)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	52	2012	12/11	(j)	40

Winn-Dixie:
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	490	1984	07/03		40

Wireless Wizard:
Ridgeland, MS	—	436	523	133	—	436	656	1,092	117	1997	08/06		40

Your Choice:
Hazleton, PA	—	670	377	—	—	670	377	1,047	158	1974	08/05		20
Montoursville, PA	—	158	415	13	—	158	428	586	84	1988	01/06		40

Ziebart:

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
Maplewood, MN	—	308	311	—	—	308	311	619	69	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	33	1961	02/05	40

Zio's Italian Kitchen:
Aurora, CO	—	1,168	1,105	—	—	1,168	1,105	2,273	315	2000	06/05	30

Leasehold Interests:
Lima, OH	—	1,290	—	—	—	1,290	(e)	1,290	1,242	(e)	08/01	(e)

SUBTOTAL	$9,049	$1,658,790	$2,581,623	$409,899	$—	$1,651,941	$2,957,218	$4,609,159	$416,477

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Lafayette, LA	$—		$—	$949	$—	$—	$—	(c)	(c)	(c)	1995	01/96	(c)
Oklahoma City, OK	$—		(l)	$1,365	$—	$—	(l)	(c)	(c)	(c)	1997	06/97	(c)
Oklahoma City, OK	—		(l)	1,419	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—		940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—		—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Phoenix, AZ	27	(k)	(l)	1,242	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Toledo, OH	—		(l)	1,458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	136	(k)	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—		(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Oviedo, FL	263		—	1,500	—	—	—	(c)	(c)	(c)	1998	12/01	(d)

Kash n' Karry:
Valrico, FL	—		1,235	3,255	—	—	(d)	(d)	(d)	(d)	1997	06/02	(d)

Rite Aid:
Kennett Square, PA	—		(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)
Arlington, VA	—		(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

Sunshine Energy:
Altamont, KS	—		124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)

SUBTOTAL	$426		$2,299	$22,408	$1,984	—	—	—	—	—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
Chipotle:
Hadley, MA	—	$45	$—	$—	$—	$43	$—	$43	(e)	(e)	02/08		—

Power Center:
Big Flats, NY	—	2,248	7,159	1,222	—	2,248	5,039	7,287	—	2011	08/05	(g)	—
Irving, TX	—	951	1,090	—	—	951	1,063	2,014	—	1987	02/06		—

Vacant Land:
Grand Prairie, TX	—	387	—	—	—	108	—	108	(e)	(e)	12/02		—
Rockwall, TX	—	900	—	—	—	545	—	545	(e)	(e)	02/06		—
Hadley, MA	—	2,824	—	—	—	1,839	—	1,839	(e)	(e)	02/08		—

Vacant Property:
Winfield, AL	—	420	1,685	—	—	420	707	1,127	602	1983	03/99		40
Corpus Christi, TX	—	224	2,159	145	—	224	1,359	1,583	753	1983	03/99		40
Charlotte, NC	—	1,025	1,605	—	—	1,025	1,395	2,420	304	1986	04/07		30

SUBTOTAL	$—	$9,024	$13,698	$1,367	$—	$7,403	$9,563	$16,966	$1,659
See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2013
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2013, 2012, and 2011 are summarized as follows:

	2013	2012	2011
Land, buildings, and leasehold interests:
Balance at the beginning of year	$4,145,368	$3,531,845	$2,774,947
Acquisitions, completed construction and tenant improvements	602,836	701,054	772,073
Disposition of land, buildings, and leasehold interests	(57,254)	(77,219)	(14,744)
Provision for loss on impairment of real estate	(4,106)	(10,312)	(431)
Balance at the close of year	$4,686,844	$4,145,368	$3,531,845
Accumulated depreciation and amortization:
Balance at the beginning of year	$333,778	$270,621	$222,921
Disposition of land, buildings, and leasehold interests	(6,778)	(6,980)	(3,010)
Depreciation and amortization expense	91,136	70,137	50,710
Balance at the close of year	$418,136	$333,778	$270,621

As of December 31, 2013, 2012, and 2011, the detailed real estate schedule excludes work in progress of $60,720, $86,579 and $60,322, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2013, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2013, the aggregate cost of the properties owned by NNN that are under operating leases were $4,565,187 and financing leases were $2,703.

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

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2013
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (g)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
Paramus, NJ	9.000%	2/1/2022	(b)	—	$6,000	$4,080		$—
Des Moines, IA	8.000%	11/15/2014	(d)	—	400	153		—
Milford, CT	6.000%	6/30/2016	(c)	—	1,550	1,550		—
Marlow Heights, MD	7.000%	5/14/2016	(c)	—	750	750		—
Montgomery, AL	8.600%	10/8/2014	(e)	—	2,797	2,797		—
4 properties in FL and GA	6.750%	6/1/2015	(f)	—	5,500	5,100		—
					$16,997	$14,430	(a)	$—

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2013		2012		2011
Balance at beginning of year	$17,482		$22,815		$21,138
New mortgage loans	3,547	(h)	7,344	(h)	8,098	(h)
Deductions during the year:
Collections of principal	(6,599)		(12,339)		(6,421)
Foreclosures	—		(338)		—
Balance at the close of year	$14,430		$17,482		$22,815

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	Principal and interest is payable at level amounts over the life of the loan with a principal balloon payment at maturity.

(e)	Principal and interest is payable in full on the earlier of (i) specific events as outlined in the loan agreement, or (ii) maturity date.

(f)
Interest only payments are due monthly. Periodic principal payments are due over the course of the loan based on specific terms outlined in the loan agreement, with the remaining principal balance due at maturity.

(g)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2013, 2012 and 2011 were $14,430, $17,482 and $22,815, respectively.

(h)	Mortgages totaling $3,547, $7,344 and $8,098, were accepted in connection with real estate transactions for the years ended December 31, 2013, 2012 and 2011, respectively.
See accompanying report of independent registered public accounting firm.