Form 10-Q
period 2014-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2014-05-01
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2014
OR
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
123,189,698 shares of common stock, $0.01 par value, outstanding as of April 29, 2014.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,316,989	$4,260,962
Accounted for using the direct financing method	18,014	18,342
Real estate held for sale	6,220	7,746
Mortgages, notes and accrued interest receivable	20,357	17,119
Commercial mortgage residual interests	12,034	11,721
Cash and cash equivalents	5,926	1,485
Receivables, net of allowance of $3,069 and $2,822, respectively	3,690	4,107
Accrued rental income, net of allowance of $3,179 and $3,181, respectively	25,346	24,797
Debt costs, net of accumulated amortization of $12,227 and $20,213, respectively	12,221	12,877
Other assets	97,665	95,367
Total assets	$4,518,462	$4,454,523
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$91,500	$46,400
Mortgages payable, including unamortized premium of $115 and $130, respectively	9,181	9,475
Notes payable, net of unamortized discount of $10,514 and $10,816, respectively	1,514,486	1,514,184
Accrued interest payable	27,996	17,142
Other liabilities	91,821	89,037
Total liabilities	1,734,984	1,676,238

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	287,500
Series E, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 122,971,965 and 121,991,677 shares issued and outstanding, respectively	1,231	1,221
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,376,287	2,353,166
Retained earnings (deficit)	(162,636)	(147,837)
Accumulated other comprehensive income (loss)	(6,944)	(4,505)
Total stockholders’ equity of NNN	2,782,938	2,777,045
Noncontrolling interests	540	1,240
Total equity	2,783,478	2,778,285
Total liabilities and equity	$4,518,462	$4,454,523
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Revenues:
Rental income from operating leases	$99,055	$87,597
Earned income from direct financing leases	443	508
Percentage rent	90	371
Real estate expense reimbursement from tenants	3,232	2,998
Interest and other income from real estate transactions	792	384
Interest income on commercial mortgage residual interests	452	606
	104,064	92,464
Operating expenses:
General and administrative	8,915	8,264
Real estate	4,340	3,964
Depreciation and amortization	28,012	23,716
Impairment – commercial mortgage residual interests valuation	158	—
Impairment charges	396	2,851
	41,821	38,795
Earnings from operations	62,243	53,669
Other expenses (revenues):
Interest and other income	(63)	(334)
Interest expense	20,278	21,960
	20,215	21,626
Earnings from continuing operations before income tax benefit	42,028	32,043
Income tax benefit	93	830
Earnings from continuing operations	42,121	32,873
Earnings (loss) from discontinued operations, net of income tax expense	(36)	1,030
Earnings before gain on disposition of real estate, net of income tax expense	42,085	33,903
Gain on disposition of real estate, net of income tax expense	1,756	—
Earnings including noncontrolling interests	43,841	33,903
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(508)	167
Discontinued operations	—	(4)
	(508)	163
Net earnings attributable to NNN	$43,333	$34,066

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2014	2013

Net earnings attributable to NNN	$43,333	$34,066
Series D preferred stock dividends	(4,762)	(4,762)
Series E preferred stock dividends	(4,097)	—
Net earnings attributable to common stockholders	$34,474	$29,304
Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.25
Discontinued operations	—	0.01
Net earnings	$0.28	$0.26
Diluted:
Continuing operations	$0.28	$0.24
Discontinued operations	—	0.01
Net earnings	$0.28	$0.25
Weighted average number of common shares outstanding:
Basic	121,575,983	113,491,101
Diluted	121,866,951	115,850,253
Other comprehensive income:
Net earnings attributable to NNN	$43,333	$34,066
Amortization of interest rate hedges	135	60
Fair value forward starting swaps	(3,373)	(1,144)
Unrealized gain – commercial mortgage residual interests	684	869
Stock value adjustments	115	81
Reclassification of noncontrolling interests	—	949
Comprehensive income attributable to NNN	$40,894	$34,881

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Earnings including noncontrolling interests	$43,841	$33,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,012	23,805
Impairment charges	459	2,851
Impairment – commercial mortgage residual interests valuation	158	—
Amortization of notes payable discount	302	1,356
Amortization of debt costs	656	907
Amortization of mortgages payable premium	(15)	(14)
Amortization of deferred interest rate hedges	135	60
Gain on disposition of real estate	(1,963)	(505)
Performance incentive plan expense	2,338	2,310
Performance incentive plan payment	(2,808)	(2,139)
Noncontrolling interest distributions	(1,208)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	—	(1,029)
Decrease in real estate leased to others using the direct financing method	328	400
Decrease (increase) in mortgages, notes and accrued interest receivable	(137)	286
Decrease (increase) in receivables	417	(148)
Increase in accrued rental income	(549)	(727)
Decrease in other assets	742	61
Increase in accrued interest payable	10,854	10,603
Decrease in other liabilities	(3,249)	(2,264)
Other	291	(893)
Net cash provided by operating activities	78,604	68,823
Cash flows from investing activities:
Proceeds from the disposition of real estate	12,301	4,627
Additions to real estate:
Accounted for using the operating method	(89,862)	(51,431)
Increase in mortgages and notes receivable	(3,245)	(739)
Principal payments on mortgages and notes receivable	214	1,339
Payment of lease costs	(1,084)	(255)
Other	(16)	(93)
Net cash used in investing activities	(81,692)	(46,552)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Cash flows from financing activities:
Proceeds from line of credit payable	$251,000	$186,500
Repayment of line of credit payable	(205,900)	(301,300)
Repayment of mortgages payable	(279)	(260)
Repayment of notes payable – convertible	—	(20,565)
Proceeds from issuance of common stock	21,144	166,067
Payment of Series D preferred stock dividends	(4,762)	(4,762)
Payment of Series E preferred stock dividends	(4,097)	—
Stock issuance costs	(304)	(2,264)
Payment of common stock dividends	(49,273)	(44,321)
Net cash provided by (used in) financing activities	7,529	(20,905)
Net increase in cash and cash equivalents	4,441	1,366
Cash and cash equivalents at beginning of year	1,485	2,076
Cash and cash equivalents at end of year	$5,926	$3,442
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$8,781	$9,297
Taxes paid	$27	$19
Supplemental disclosure of noncash investing and financing activities:
Issued 371,134 and 298,896 shares of restricted and unrestricted common stock in 2014 and 2013, respectively, pursuant to NNN’s performance incentive plan	$10,345	$7,904
Issued 3,985 and 4,292 shares of common stock in 2014 and 2013, respectively, to directors pursuant to NNN’s performance incentive plan	$132	$137
Issued 4,162 and 3,227 shares of common stock in 2014 and 2013, respectively, pursuant to NNN’s Deferred Director Fee Plan	$66	$38
Change in other comprehensive income	$2,439	$815
Note receivable accepted in connection with real estate transactions	$70	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
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

March 31, 2014
Property Portfolio:
Total properties	1,903
Gross leasable area (square feet)	20,632,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2013.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarters ended March 31, 2014 and 2013, NNN recorded $434,000 and $219,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values. Acquisition costs incurred in connection with a business combination are expensed when incurred.
The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is provided to management by a qualified appraiser.
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the applicable option terms if it is probable that the tenant will exercise the option. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the option whereby the Company amortizes the value attributable to the renewal over the renewal period.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	March 31, 2014	December 31, 2013
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,828	$11,803
Value of in-place leases, net	58,776	58,456
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	28,579	28,708
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2014	2013
Basic and Diluted Earnings:
Net earnings attributable to NNN	$43,333	$34,066
Less: Series D preferred stock dividends	(4,762)	(4,762)
Less: Series E preferred stock dividends	(4,097)	—
Net earnings available to NNN’s common stockholders	34,474	29,304
Less: Earnings attributable to unvested restricted shares	(163)	(102)
Net earnings used in basic and diluted earnings per share	$34,311	$29,202

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	122,412,739	114,126,832
Less: Unvested restricted stock	(403,309)	(385,258)
Less: Unvested contingent shares	(433,447)	(250,473)
Weighted average number of shares outstanding used in basic earnings per share	121,575,983	113,491,101
Effects of dilutive securities:
Convertible debt	—	2,191,512
Other	290,968	167,640
Weighted average number of shares outstanding used in diluted earnings per share	121,866,951	115,850,253
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

Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)	Unrealized Gains and Losses on Commercial Mortgage Residual Interests (2)	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2013	$(8,396)	$3,755	$136	$(4,505)

Other comprehensive income (loss)	(3,373)	521	115	(2,737)
Reclassifications from accumulated other comprehensive income to net earnings	135	163	—	298	(3)
Net current period other comprehensive income (loss)	(3,238)	684	115	(2,439)
Ending balance, March 31, 2014	$(11,634)	$4,439	$251	$(6,944)
1) Additional disclosure is included in Note 9 – Derivatives.
2) Additional disclosure is included in Note 10 – Fair Value Measurements.
3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The objective of the amendments in this update is to eliminate the diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the update are that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented, with certain exceptions, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of the standard did not have a significant impact on NNN's financial position or results of operations.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity,” effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted beginning January 1, 2014. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. NNN has elected early adoption of ASU 2014-08. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of March 31, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013. The adoption of ASU 2014-08 did not have a significant impact on NNN’s financial position or results of operations.
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
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2014 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2014
Lease classification:
Operating	1,927
Direct financing	12
Building portion – direct financing / land portion – operating	1
Weighted average remaining lease term	12 Years
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$1,675,212	$1,652,863
Buildings and improvements	3,055,023	2,962,684
Leasehold interests	1,290	1,290
	4,731,525	4,616,837
Less accumulated depreciation and amortization	(440,247)	(416,594)
	4,291,278	4,200,243
Work in progress	25,711	60,719
	$4,316,989	$4,260,962

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset.  In January    2014, NNN completed a strategic review of its Properties held for sale and reclassified one Property that was previously held for sale to held for investment, included in Real Estate - Portfolio. As of March 31, 2014, NNN categorized 11 of its Properties as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2014	December 31, 2013
Land and improvements	$5,337	$5,999
Building and improvements	6,351	6,811
	11,688	12,810
Less accumulated depreciation and amortization	(1,550)	(1,542)
Less impairment	(3,918)	(3,522)
	$6,220	$7,746

Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2014		2013
	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	2	$1,954	—	$—
Income tax expense		(198)		—
		1,756		—
Gain on disposition of real estate included in discontinued operations	2	9	2	505
		$1,765		$505
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of March 31, 2014, are outlined in the table below (dollars in thousands):

Number of properties	28
Total commitment(1)	$97,317
Amount funded	$50,442
Remaining commitment	$46,875

(1)	Includes land, construction costs and tenant improvements.
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

	Quarter Ended March 31,
	2014	2013
Continuing operations	$396	$2,851
Discontinued operations	63	—
	$459	$2,851

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

Note 3 – Line of Credit Payable:
NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $72,511,000 and a weighted average interest rate of 1.2% during the quarter ended March 31, 2014. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2014, $91,500,000 was outstanding and $408,500,000 was available for future borrowings under the Credit Facility.

Note 4 – Notes Payable:
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

Note 5 – Notes Payable – Convertible:
NNN recorded the following interest expense related to the 5.125% convertible senior notes due 2028 (the "2028 Notes") during the quarter ended March 31, 2013. No interest expense was recorded during the quarter ended March 31, 2014 (dollars in thousands):

Contractual interest expense	$2,858
Noncash interest charges	1,122
Amortization of debt costs	305
Total interest expense	$4,285
There was no interest expense related to the 3.950% convertible senior notes due 2026 ("the 2026 Notes") recorded during the quarters ended March 31, 2014 and 2013.
As of December 31, 2012, $15,537,000 aggregate principal amount of 2026 Notes was outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the $15,537,000 of outstanding 2026 notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
As of December 31, 2012, $223,035,000 aggregate principal amount of 2028 Notes was outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. The holders of the remaining balance of $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 aggregate principal amount of 2028 Notes outstanding. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.

Note 6 – Stockholders' Equity:
In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Quarter Ended March 31,
	2014	2013
Series D preferred stock (1):
Dividends	$4,762	$4,762
Per share	0.414063	0.414063

Series E preferred stock (1):
Dividends	4,097	—
Per share	0.356250	—

Common stock:
Dividends	49,273	44,321
Per share	0.405	0.395
1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.
In April 2014, NNN declared a dividend of $0.405 per share, which is payable in May 2014 to its common stockholders of record as of April 30, 2014.
Preferred Stock Issuances – In May 2013, NNN issued 11,500,000 depositary shares representing interests in its 5.700% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") at a price of $25.00 per depositary share generating gross proceeds of $287,500,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $9,856,000, consisting primarily of underwriters' fees and commissions, rating agency fees, legal and accounting fees and printing expenses.
At The Market Offerings – In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following table outlines the common stock issuances pursuant to the 2012 ATM during the quarter ended March 31, 2013 (dollars in thousands, except per share data):

Shares of common stock	4,616,542
Average price per share (net)	$32.56
Net proceeds	$150,327
Stock issuance costs (1)	$2,129
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the quarter ended March 31, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM during the quarter ended March 31, 2014 (dollars in thousands, except per share data):

Shares of common stock	432,000
Average price per share (net)	$34.91
Net proceeds	$15,080
Stock issuance costs (1)	$265
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

NNN incurred $135,000 of stock issuance costs related to the 2013 ATM consisting primarily of legal and accounting fees during the quarter ended March 31, 2013. No shares were issued under the 2013 ATM during the quarter ended March 31, 2013.
Dividend Reinvestment and Stock Repurchase Plan – In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2014	2013
Shares of common stock	184,503	424,995
Net proceeds	$6,107	$13,822

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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2010 through 2014. NNN also files tax returns in many states with varying open years under statute.

Note 8 – Earnings from Discontinued Operations:
Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of March 31, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.

The following is a summary of the earnings (loss) from discontinued operations (dollars in thousands):

	Quarter Ended March 31,
	2014	2013
Revenues:
Rental income from operating leases	$—	$604
Earned income from direct financing leases	—	58
Real estate expense reimbursement from tenants	5	51
Interest and other income from real estate transactions	—	4
	5	717
Operating expenses:
General and administrative	—	2
Real estate	(13)	20
Depreciation and amortization	—	89
Impairment charges	63	—
	50	111
Other expenses:
Interest expense	—	31
	—	31
Earnings (loss) before gain on disposition of real estate and income tax expense	(45)	575
Gain on disposition of real estate	9	505
Income tax expense	—	(50)
Earnings (loss) from discontinued operations attributable to NNN including noncontrolling interests	(36)	1,030
Earnings attributable to noncontrolling interests	—	(4)
Earnings (loss) from discontinued operations attributable to NNN	$(36)	$1,026

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
NNN’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks. To accomplish this objective, NNN primarily uses treasury locks, forward swaps ("forward hedges") and interest rate swaps as part of its cash flow hedging strategy. Treasury locks and forward starting swaps are used to hedge forecasted debt issuances. Treasury locks designated as cash flow hedges lock in the yield/price of a treasury security. Forward swaps also lock the associated swap spread. Interest rate swaps designated as cash flow hedges hedging the variable cash flows associated with floating rate debt involve the receipt of variable rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.
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
During the quarter ended March 31, 2014, NNN entered into three forward starting swaps with a total notional amount of $225,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designated as cash flow hedges, and at March 31, 2014, have a fair value of $3,373,000 included in other liabilities on the condensed consolidated balance sheet. No hedge ineffectiveness was recognized during the quarter ended March 31, 2014.
As of March 31, 2014, $8,261,000 remained in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the quarters ended March 31, 2014 and 2013, NNN reclassified out of comprehensive income $135,000 and $60,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $996,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges.

Note 10 – Fair Value Measurements:
NNN holds the residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Quarter Ended
March 31, 2014
Balance at beginning of period	$11,721
Total gains (losses) – realized/unrealized:
Included in earnings	(158)
Included in other comprehensive income	684
Interest income on Residuals	452
Cash received from Residuals	(665)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$12,034
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$163

Note 11 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2014 and December 31, 2013, approximate fair value based upon current market prices of similar issues. At March 31, 2014 and December 31, 2013, the fair value of NNN’s notes payable was $1,584,594,000 and $1,555,672,000, respectively, based upon quoted market prices, which is a level one valuation since NNN's debt is publicly traded.

Note 12 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2014, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2013. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

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

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a real estate investment trust for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings, cash flow and market price of NNN's common stock;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price;

•	NNN's ability to pay dividends in the future is subject to many factors;

•	Cybersecurity risks and cyber incidents could adversely affect NNN's business and disrupt operations and expose NNN to liabilities to tenants, employees, and other third parties; and

•	Future investments in international markets could subject NNN to additional risks.

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2013, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of March 31, 2014, NNN owned 1,903 Properties, with an aggregate gross leasable area of approximately 20,632,000 square feet, located in 47 states. Approximately 98 percent of the Properties in the Property Portfolio were leased as of March 31, 2014.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio:

	March 31, 2014	December 31, 2013	March 31, 2013
Properties Owned:
Number	1,903	1,860	1,636
Total gross leasable area (square feet)	20,632,000	20,402,000	19,267,000
Properties:
Leased and unimproved land	1,868	1,827	1,600
Percent of Properties – leased and unimproved land	98%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased	20,079,000	19,872,000	18,629,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2014	December 31, 2013	March 31, 2013
1.	Convenience stores	19.6%	19.7%	19.8%
2.	Restaurants – full service	9.5%	9.7%	10.7%
3.	Automotive service	7.5%	7.6%	7.7%
4.	Restaurants – limited service	6.0%	5.5%	5.2%
5.	Automotive parts	5.1%	5.1%	5.5%
6.	Theaters	4.5%	4.5%	4.8%
7.	Health and fitness	4.2%	4.3%	3.6%
8.	Bank	4.1%	4.1%	0.2%
9.	Sporting goods	3.7%	3.7%	4.0%
10.	Recreational vehicle dealers, parts and accessories	3.3%	3.2%	2.9%
	Other	32.5%	32.6%	35.6%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2014	2013
Acquisitions:
Number of Properties	47	17
Gross leasable area (square feet)	309,000	162,000
Initial cash yield	7.7%	8.7%
Total dollars invested(1)	$94,041	$42,588
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through available cash, borrowings under its unsecured revolving Credit Facility (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2014	2013
Number of properties	4	2
Gross leasable area (square feet)	84,000	21,000
Net sales proceeds	$11,245	$3,569
Net gain, net of income tax expense	$1,765	$505

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter ended March 31, 2014, rental income increased primarily due to an increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,
				Percent of Total
	2014	2013	Percent Increase (Decrease)	2014	2013
Rental Income(1)	$99,588	$88,476	12.6%	95.7%	95.7%
Real estate expense reimbursement from tenants	3,232	2,998	7.8%	3.1%	3.2%
Interest and other income from real estate transactions	792	384	106.3%	0.8%	0.4%
Interest income on commercial mortgage residual interests	452	606	(25.4)%	0.4%	0.7%
Total revenues from continuing operations	$104,064	$92,464	12.5%	100.0%	100.0%

(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter Ended March 31, 2014 versus Quarter Ended March 31, 2013
Rental Income. Rental Income increased in amount but was unchanged as a percent of the total revenues from continuing operations for the quarter ended March 31, 2014, as compared to the same period in 2013. The increase for the quarter ended March 31, 2014, is primarily due to the acquisition of 47 properties with aggregate gross leasable area of approximately 309,000 square feet during the quarter ended March 31, 2014 and 275 properties with aggregate gross leasable area of approximately 1,652,000 square feet during 2013.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter ended March 31, 2014, primarily due to an increase in depreciation expense from certain properties acquired in 2013. The following table summarizes NNN’s expenses from continuing operations for the quarters ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2014	2013		2014	2013	2014	2013
General and administrative	$8,915	$8,264	7.9%	21.3%	21.3%	8.6%	8.9%
Real estate	4,340	3,964	9.5%	10.4%	10.2%	4.2%	4.3%
Depreciation and amortization	28,012	23,716	18.1%	67.0%	61.1%	26.9%	25.6%
Impairment – commercial mortgage residual interests valuation	158	—	N/C (1)	0.4%	—	0.2%	—
Impairment charges	396	2,851	(86.1)%	0.9%	7.4%	0.4%	3.1%
Total operating expenses	$41,821	$38,795	7.8%	100.0%	100.0%	40.3%	41.9%

Interest and other income	$(63)	$(334)	(81.1)%	(0.3)%	(1.5)%	(0.1)%	(0.4)%
Interest expense	20,278	21,960	(7.7)%	100.3%	101.5%	19.5%	23.7%
Total other expenses	$20,215	$21,626	(6.5)%	100.0%	100.0%	19.4%	23.3%
(1) Not Calculable ("N/C")
Quarter Ended March 31, 2014 versus Quarter Ended March 31, 2013
General and Administrative Expenses.  General and administrative expenses increased in amount for the quarter ended March 31, 2014, as compared to the same period in 2013, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the quarter ended March 31, 2014, is primarily attributable to increases in real estate acquisition costs and incentive compensation.
Real Estate. Real estate expenses increased in amount for the quarter ended March 31, 2014, as compared to the same period in 2013, but remained relatively flat as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to the increase in tenant reimbursable expenses from certain properties and an increase in real estate expenses incurred on vacant properties.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses and increased as a percentage of revenues from continuing operations for the quarter ended March 31, 2014, as compared to the quarter ended March 31, 2013. The increase is primarily due to the acquisition of 47 properties with an aggregate gross leasable area of approximately 309,000 square feet in 2014 and 275 properties with an aggregate gross leasable area of approximately 1,652,000 square feet during 2013.
Impairment Charges. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recorded $396,000 and $2,851,000 of real estate impairments during the quarters ended March 31, 2014 and 2013, respectively.
Interest Expense.  Interest expense decreased for the quarter ended March 31, 2014, as compared to the same period in 2013.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in April 2013 of $350,000,000 principal amount of notes payable with a maturity of April 2023, and stated interest rate of 3.300%;

(ii)	the settlement of $223,035,000 principal amount of 5.125% convertible notes payable in 2013; and

(iii)
a $54,687,000 decrease in the weighted average debt outstanding on the credit facility for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, and a slightly lower weighted average interest rate for the quarter ended March 31, 2014, as compared to the same period in 2013.

Discontinued Operations
Earnings. Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of March 31, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.
The following table summarizes the earnings (loss) from discontinued operations for the quarters ended March 31 (dollars in thousands):

	2014			2013
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	2	$9	$(36)	2	$505	$1,026

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
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Quarter Ended March 31,
	2014	2013
Cash and cash equivalents:
Provided by operating activities	$78,604	$68,823
Used in investing activities	(81,692)	(46,552)
Provided by (used in) financing activities	7,529	(20,905)
Increase	4,441	1,366
Net cash at beginning of period	1,485	2,076
Net cash at end of period	$5,926	$3,442

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the quarters ended March 31, 2014 and 2013, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the quarter ended March 31, 2014, included the following significant transactions:

•	$45,100,000 in net proceeds from NNN's Credit Facility,

•	$6,107,000 in net proceeds from the issuance of 184,503 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$15,080,000 in net proceeds from the issuance of 432,000 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$49,273,000 in dividends paid to common stockholders,

•	$4,762,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock, and

•	$4,097,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock.
Contractual Obligations and Commercial Commitments. NNN has agreed to fund construction commitments on certain of its leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of March 31, 2014, are outlined in the table below (dollars in thousands):

Number of properties	28
Total commitment(1)	$97,317
Amount funded	$50,442
Remaining commitment	$46,875

(1)	Includes land, construction costs and tenant improvements.
As of March 31, 2014, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2013. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2014, NNN owned 35 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Quarter Ended March 31,
	2014	2013
Series D preferred stock (1):
Dividends	$4,762	$4,762
Per share	0.414063	0.414063

Series E preferred stock (1):
Dividends	4,097	—
Per share	0.356250	—

Common stock:
Dividends	49,273	44,321
Per share	0.405	0.395

(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In April 2014, NNN declared a dividend of $0.405 per share which is payable in May 2014 to its common stockholders of record as of April 30, 2014.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Line of credit payable	$91,500	5.7%	$46,400	3.0%
Mortgages payable	9,181	0.6%	9,475	0.6%
Notes payable	1,514,486	93.7%	1,514,184	96.4%
Total outstanding debt	$1,615,167	100.0%	$1,570,059	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $72,511,000 and a weighted average interest rate of 1.2% during the quarter ended March 31, 2014. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2014, $91,500,000 was outstanding and $408,500,000 was available for future borrowings, under the Credit Facility.

Notes Payable – Convertible. NNN recorded the following interest expense related to the 5.125% convertible senior notes due 2028 (the "2028 Notes") during the quarter ended March 31, 2013. No interest expense was recorded during the quarter ended March 31, 2014 (dollars in thousands):

Contractual interest expense	$2,858
Noncash interest charges	1,122
Amortization of debt costs	305
Total interest expense	$4,285
There was no interest expense related to the 3.950% convertible senior notes due 2026 ("the 2026 Notes") recorded during the quarters ended March 31, 2014 and 2013.
As of December 31, 2012, $15,537,000 aggregate principal amount of 2026 Notes was outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the $15,537,000 of outstanding 2026 notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
As of December 31, 2012, $223,035,000 aggregate principal amount of 2028 Notes was outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. The holders of the remaining balance of $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 aggregate principal amount of 2028 Notes outstanding. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.
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
5.700% Series E Cumulative Redeemable Preferred Stock. In May 2013, NNN closed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 depositary shares issued in connection with the underwriters' over-

allotment), each representing a 1/100th interest in a share of Series E Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,856,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. The Company used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
Holders of the Series E depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.700% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.425 per depositary share). The Series E Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series E Preferred Stock underlying the depositary shares on or after May 30, 2018, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series E Preferred Stock, NNN may redeem the Series E Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series E Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of May 1, 2014, the Series E Preferred Stock was not redeemable or convertible.
Common Stock Issuances. In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following table outlines the common stock issuances pursuant to the 2012 ATM during the quarter ended March 31, 2013 (dollars in thousands, except per share data):

Shares of common stock	4,616,542
Average price per share (net)	$32.56
Net proceeds	$150,327
Stock issuance costs (1)	$2,129
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the quarter ended March 31, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM during the quarter ended March 31, 2014 (dollars in thousands, except per share data):

Shares of common stock	432,000
Average price per share (net)	$34.91
Net proceeds	$15,080
Stock issuance costs (1)	$265
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
NNN incurred $135,000 of stock issuance costs related to the 2013 ATM consisting primarily of legal and accounting fees during the quarter ended March 31, 2013. No shares were issued under the 2013 ATM during the quarter ended March 31, 2013.
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

	Quarter Ended March 31,
	2014	2013
Shares of common stock	184,503	424,995
Net proceeds	$6,107	$13,822

Commercial Mortgage Residual Interests
NNN holds the residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value based upon an independent valuation. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of comprehensive income (dollars in thousands):

	Quarter Ended March 31,
	2014	2013
Unrealized gains	$684	$869
Other than temporary valuation impairment	158	—

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2014, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2014, NNN has three interest rate hedges with a total notional amount of $225,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2014 and December 31, 2013. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2014. The table incorporates only those debt obligations that existed as of March 31, 2014, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the quarter ended March 31, 2014.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2014	$—	—	$864	6.88%	$149,989	5.91%
2015	—	—	1,207	6.86%	149,915	6.19%
2016	91,500	1.24%	6,842	5.95%	—	—
2017	—	—	147	8.03%	249,619	6.92%
2018	—	—	86	9.00%	—	—
Thereafter	—	—	35	9.00%	964,963	4.29%
Total	$91,500	1.24%	$9,181	6.30%	$1,514,486	5.08%
Fair Value:
March 31, 2014	$91,500		$9,181		$1,584,594
December 31, 2013	$46,400		$9,475		$1,555,672

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable, each net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a level one input, to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $12,034,000 and $11,721,000 as of March 31, 2014 and December 31, 2013, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2014 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
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

3.4
Third Amended and Restated Bylaws of the Registrant, dated May 1, 2006, as amended (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

3.5
Second Amendment to the Third Amended and Restated Bylaws of the Registrant, dated December 13, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

3.6
Third Amendment to the Third Amended and Restated Bylaws of the Registrant, dated February 13, 2014 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

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

10.19
Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 1st day of May, 2014.

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

3.4
Third Amended and Restated Bylaws of the Registrant, dated May 1, 2006, as amended (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

3.5
Second Amendment to the Third Amended and Restated Bylaws of the Registrant, dated December 13, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

3.6
Third Amendment to the Third Amended and Restated Bylaws of the Registrant, dated February 13, 2014 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

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

10.19
Employment Agreement dated as of January 2, 2014, between the Registrant and Stephen A. Horn, Jr. (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014, and incorporated herein by reference).

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2014).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 (filed herewith).