Form 10-Q
period 2014-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2014-08-05
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2014
OR
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
125,076,540 shares of common stock, $0.01 par value, outstanding as of July 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,368,475	$4,256,595
Accounted for using the direct financing method	17,676	18,342
Real estate held for sale	8,230	12,113
Mortgages, notes and accrued interest receivable	19,680	17,119
Commercial mortgage residual interests	12,087	11,721
Cash and cash equivalents	85,358	1,485
Receivables, net of allowance of $3,097 and $2,822, respectively	2,017	4,107
Accrued rental income, net of allowance of $3,086 and $3,181, respectively	25,763	24,797
Debt costs, net of accumulated amortization of $12,924 and $20,213, respectively	14,824	12,877
Other assets	96,744	95,367
Total assets	$4,650,854	$4,454,523
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$46,400
Mortgages payable, including unamortized premium of $101 and $130, respectively	8,892	9,475
Notes payable, net of unamortized discount of $10,909 and $10,816, respectively	1,714,091	1,514,184
Accrued interest payable	18,532	17,142
Other liabilities	84,889	89,037
Total liabilities	1,826,404	1,676,238

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per depositary share	287,500	287,500
Series E, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per depositary share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 124,510,923 and 121,991,677 shares issued and outstanding, respectively	1,247	1,221
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,432,733	2,353,166
Retained earnings (deficit)	(175,608)	(147,837)
Accumulated other comprehensive income (loss)	(9,450)	(4,505)
Total stockholders’ equity of NNN	2,823,922	2,777,045
Noncontrolling interests	528	1,240
Total equity	2,824,450	2,778,285
Total liabilities and equity	$4,650,854	$4,454,523
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$100,730	$91,491	$199,786	$179,088
Earned income from direct financing leases	435	499	879	1,006
Percentage rent	223	162	312	533
Real estate expense reimbursement from tenants	3,228	3,184	6,460	6,181
Interest and other income from real estate transactions	543	371	1,334	756
Interest income on commercial mortgage residual interests	454	588	906	1,195
	105,613	96,295	209,677	188,759
Operating expenses:
General and administrative	8,074	9,412	16,989	17,677
Real estate	4,746	4,363	9,086	8,327
Depreciation and amortization	28,007	22,545	56,019	46,261
Impairment – commercial mortgage residual interests valuation	77	—	235	—
Impairment losses and other charges	89	263	485	3,115
	40,993	36,583	82,814	75,380
Earnings from operations	64,620	59,712	126,863	113,379
Other expenses (revenues):
Interest and other income	(94)	(377)	(158)	(711)
Interest expense	21,761	23,529	42,040	45,488
	21,667	23,152	41,882	44,777
Earnings from continuing operations before income tax benefit (expense)	42,953	36,560	84,981	68,602
Income tax benefit (expense)	(441)	(460)	(349)	370
Earnings from continuing operations	42,512	36,100	84,632	68,972
Earnings (loss) from discontinued operations, net of income tax expense	18	1,506	(18)	2,537
Earnings before gain on disposition of real estate, net of income tax expense	42,530	37,606	84,614	71,509
Gain on disposition of real estate, net of income tax expense	3,054	—	4,810	—
Earnings including noncontrolling interests	45,584	37,606	89,424	71,509
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(13)	38	(520)	206
Discontinued operations	—	(158)	—	(163)
	(13)	(120)	(520)	43
Net earnings attributable to NNN	$45,571	$37,486	$88,904	$71,552

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net earnings attributable to NNN	$45,571	$37,486	$88,904	$71,552
Series D preferred stock dividends	(4,762)	(4,762)	(9,523)	(9,523)
Series E preferred stock dividends	(4,096)	—	(8,194)	—
Net earnings attributable to common stockholders	$36,713	$32,724	$71,187	$62,029
Net earnings per share of common stock:
Basic:
Continuing operations	$0.30	$0.27	$0.58	$0.51
Discontinued operations	—	0.01	—	0.02
Net earnings	$0.30	$0.28	$0.58	$0.53
Diluted:
Continuing operations	$0.30	$0.26	$0.58	$0.50
Discontinued operations	—	0.01	—	0.02
Net earnings	$0.30	$0.27	$0.58	$0.52
Weighted average number of common shares outstanding:
Basic	122,490,306	117,812,651	122,035,670	115,663,895
Diluted	122,832,524	120,865,525	122,392,731	118,403,689
Other comprehensive income:
Net earnings attributable to NNN	$45,571	$37,486	$88,904	$71,552
Amortization of interest rate hedges	216	118	351	178
Fair value forward starting swaps	(2,939)	(1,997)	(6,312)	(3,141)
Net gain – commercial mortgage residual interests	240	350	925	1,219
Valuation adjustments on available-for-sale securities	(23)	8	91	89
Reclassification of noncontrolling interests	—	—	—	949
Comprehensive income attributable to NNN	$43,065	$35,965	$83,959	$70,846

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Earnings including noncontrolling interests	$89,424	$71,509
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,019	46,418
Impairment charges	548	4,004
Impairment – commercial mortgage residual interests valuation	235	—
Amortization of notes payable discount	614	2,591
Amortization of debt costs	1,353	1,806
Amortization of mortgages payable premium	(29)	(28)
Amortization of deferred interest rate hedges	351	178
Interest rate hedge payment	(6,312)	(3,141)
Gain on disposition of real estate	(5,020)	(3,174)
Performance incentive plan expense	4,712	4,843
Performance incentive plan payment	(2,808)	(2,139)
Noncontrolling interest distributions	(1,232)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	—	(1,029)
Decrease in real estate leased to others using the direct financing method	666	810
Decrease (increase) in mortgages, notes and accrued interest receivable	(231)	217
Decrease (increase) in receivables	1,033	(331)
Decrease (increase) in accrued rental income	(980)	128
Increase in other assets	(249)	(61)
Increase (decrease) in accrued interest payable	1,390	(250)
Decrease in other liabilities	(3,235)	(1,201)
Other	770	40
Net cash provided by operating activities	137,019	121,190
Cash flows from investing activities:
Proceeds from the disposition of real estate	29,510	17,088
Additions to real estate:
Accounted for using the operating method	(186,390)	(485,230)
Increase in mortgages and notes receivable	(5,131)	(1,060)
Principal payments on mortgages and notes receivable	2,933	3,160
Other	(1,342)	(852)
Net cash used in investing activities	(160,420)	(466,894)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from line of credit payable	$319,000	$300,500
Repayment of line of credit payable	(365,400)	(474,700)
Repayment of mortgages payable	(554)	(526)
Proceeds from notes payable	349,293	347,406
Repayment of notes payable	(150,000)	—
Repayment of notes payable – convertible	—	(20,656)
Payment of debt costs	(3,384)	(3,183)
Proceeds from issuance of common stock	76,098	258,085
Proceeds from issuance of Series E preferred stock	—	287,500
Payment of Series D preferred stock dividends	(9,523)	(9,523)
Payment of Series E preferred stock dividends	(8,194)	—
Stock issuance costs	(1,104)	(13,416)
Payment of common stock dividends	(98,958)	(90,943)
Net cash provided by financing activities	107,274	580,544
Net increase in cash and cash equivalents	83,873	234,840
Cash and cash equivalents at beginning of year	1,485	2,076
Cash and cash equivalents at end of year	$85,358	$236,916
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$39,282	$41,770
Taxes paid	$101	$117
Supplemental disclosure of noncash investing and financing activities:
Issued 371,134 and 298,896 shares of restricted and unrestricted common stock in 2014 and 2013, respectively, pursuant to NNN’s performance incentive plan	$10,345	$8,218
Issued 7,831 and 7,774 shares of common stock in 2014 and 2013, respectively, to directors pursuant to NNN’s performance incentive plan	$264	$274
Issued 8,229 and 5,873 shares of common stock in 2014 and 2013, respectively, pursuant to NNN’s Deferred Director Fee Plan	$131	$75
Surrender of 241 shares of restricted common stock in 2013	$—	$7
Change in other comprehensive income	$4,945	$706
Mortgage receivable accepted in connection with real estate transactions	$62	$750
Note receivable accepted in connection with real estate transactions	$70	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

June 30, 2014
Property Portfolio:
Total properties	1,927
Gross leasable area (square feet)	20,751,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2013.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and six months ended June 30, 2014, NNN recorded $487,000 and $921,000, respectively, in capitalized interest during development and recorded $321,000 and $540,000, in capitalized interest during development during the same periods in 2013, respectively.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	June 30, 2014	December 31, 2013
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,892	$11,803
Value of in-place leases, net	56,690	58,456
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	27,596	28,708
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
Valuation of Receivables – NNN estimates the collectability of its accounts receivable related to rents, expense reimbursements and other revenues. NNN analyzes accounts receivable and historical bad debt levels, tenant credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and Diluted Earnings:
Net earnings attributable to NNN	$45,571	$37,486	$88,904	$71,552
Less: Series D preferred stock dividends	(4,762)	(4,762)	(9,523)	(9,523)
Less: Series E preferred stock dividends	(4,096)	—	(8,194)	—
Net earnings available to NNN’s common stockholders	36,713	32,724	71,187	62,029
Less: Earnings attributable to unvested restricted shares	(198)	(130)	(361)	(231)
Net earnings used in basic and diluted earnings per share	$36,515	$32,594	$70,826	$61,798

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	123,495,650	118,620,837	122,957,186	116,386,249
Less: Unvested restricted stock	(489,095)	(469,370)	(446,439)	(427,465)
Less: Unvested contingent shares	(516,249)	(338,816)	(475,077)	(294,889)
Weighted average number of shares outstanding used in basic earnings per share	122,490,306	117,812,651	122,035,670	115,663,895
Effects of dilutive securities:
Convertible debt	—	2,882,355	—	2,570,706
Other	342,218	170,519	357,061	169,088
Weighted average number of shares outstanding used in diluted earnings per share	122,832,524	120,865,525	122,392,731	118,403,689
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

Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2013	$(8,396)		$3,755		$136		$(4,505)

Other comprehensive income (loss)	(6,312)		762		107		(5,443)
Reclassifications from accumulated other comprehensive income to net earnings	351	(3)	163	(4)	(16)	(5)	498
Net current period other comprehensive income (loss)	(5,961)		925		91		(4,945)
Ending balance, June 30, 2014	$(14,357)		$4,680		$227		$(9,450)
1) Additional disclosure is included in Note 9 – Derivatives.
2) Additional disclosure is included in Note 10 – Fair Value Measurements.
3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
4) Reclassifications out of other comprehensive income are recorded in Impairment on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
5) Reclassifications out of other comprehensive income are recorded in Other Income on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The objective of the amendments in this update is to eliminate the diversity in practice of financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of the update are that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented, with certain exceptions, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a significant impact on NNN's financial position or results of operations.
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity,” effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted beginning January 1, 2014. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. NNN has elected early adoption of ASU 2014-08. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of June 30, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013. The adoption of ASU 2014-08 did not have a significant impact on NNN’s financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)," effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. NNN is currently evaluating the provisions to determine the potential impact, if any, the adoption of ASU 2014-12 will have on its financial position and results of operations.

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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2014
Lease classification:
Operating	1,957
Direct financing	12
Building portion – direct financing / land portion – operating	1
Weighted average remaining lease term	12 Years
The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the leased premises and carry property and liability insurance coverage. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the property. Generally, the leases of the Properties provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions, including rent increases, consistent with the initial lease term.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$1,686,301	$1,651,579
Buildings and improvements	3,106,933	2,958,525
Leasehold interests	1,290	1,290
	4,794,524	4,611,394
Less accumulated depreciation and amortization	(462,249)	(415,518)
	4,332,275	4,195,876
Work in progress	36,200	60,719
	$4,368,475	$4,256,595

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. In January    2014, NNN completed a strategic review of its Properties held for sale and reclassified one Property that was previously held for sale to held for investment, included in Real Estate – Portfolio. As of June 30, 2014, NNN had nine of its Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2013, includes 11 properties, two of which were subsequently sold in 2014. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2014	December 31, 2013
Land and improvements	$4,339	$6,475
Building and improvements	6,673	10,422
	11,012	16,897
Less accumulated depreciation and amortization	(1,758)	(2,617)
Less impairment	(1,024)	(2,167)
	$8,230	$12,113
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
	2014			2013		2014		2013
	# of Sold Properties	Gain		# of Sold Properties	Gain	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	10	$3,054		—	$—	12	$5,008	—	$—
Income tax expense		—			—		(198)		—
		3,054			—		4,810		—
Gain on disposition of real estate included in discontinued operations	—	3	(1)	7	2,669	2	12	9	3,174
Income tax expense		—			(366)		—		(366)
		$3,057			$2,303		$4,822		$2,808
(1) Amount includes deferred gain on previously sold properties.
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of June 30, 2014, are outlined in the table below (dollars in thousands):

Number of properties	28
Total commitment(1)	$100,199
Amount funded	$62,481
Remaining commitment	$37,718

(1)	Includes land, construction costs and tenant improvements.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Continuing operations	$89	$249	$485	$3,100
Discontinued operations	—	904	63	904
	$89	$1,153	$548	$4,004

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

Note 3 – Line of Credit Payable:
NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $55,144,000 and a weighted average interest rate of 1.2% during the six months ended June 30, 2014. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2014, there was no outstanding balance and $500,000,000 was available for future borrowings under the Credit Facility.

Note 4 – Notes Payable:
In April 2013, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued $350,000,000 aggregate principal amount of 3.300% notes due April 2023 (the “2023 Notes”). The 2023 Notes were sold at a discount with an aggregate purchase price of $347,406,000 with interest payable semi-annually commencing on October 15, 2013. The discount of $2,594,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2023 Notes after accounting for the note discount is 3.388%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $240,000,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2023 Notes using the effective interest method.
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
NNN received approximately $344,266,000 of net proceeds in connection with the issuance of the 2023 Notes, after incurring debt issuance costs totaling $3,140,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

In May 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued $350,000,000 aggregate principal amount of 3.900% notes due June 2024 (the “2024 Notes”). The 2024 Notes were sold at a discount with an aggregate purchase price of $349,293,000 with interest payable semi-annually commencing on December 15, 2014. The discount of $707,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2024 Notes after accounting for the note discount is 3.924%. NNN previously entered into three forward starting swaps with an aggregate notional amount of $225,000,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312,000, which was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2024 Notes using the effective interest method.
The 2024 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2024 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated May 5, 2014, relating to the 2024 Notes.
NNN received approximately $346,068,000 of net proceeds in connection with the issuance of the 2024 Notes, after incurring debt issuance costs totaling $3,225,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

Note 5 – Notes Payable – Convertible:
NNN recorded the following interest expense related to the 5.125% convertible senior notes due 2028 (the "2028 Notes") during 2013. No interest expense was recorded during the quarter and six months ended June 30, 2014 (dollars in thousands):

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Contractual interest expense	$2,516	$5,374
Noncash interest charges	950	2,072
Amortization of debt costs	260	566
Total interest expense	$3,726	$8,012
There was no interest expense related to the 3.950% convertible senior notes due 2026 ("the 2026 Notes") recorded during the quarter and six months ended June 30, 2014 and 2013.
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

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Six Months Ended June 30,
	2014	2013
Series D preferred stock (1):
Dividends	$9,523	$9,523
Per share	0.828125	0.828125

Series E preferred stock (1):
Dividends	8,194	—
Per share	0.71250	—

Common stock:
Dividends	98,958	90,943
Per share	0.810	0.790
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.
In July 2014, NNN declared a dividend of $0.420 per share, which is payable in August 2014 to its common stockholders of record as of July 31, 2014.
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
At The Market Offerings – In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

Six Months Ended June 30, 2013
Shares of common stock	4,676,452
Average price per share (net)	$32.60
Net proceeds	$152,435
Stock issuance costs (1)	$2,161
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the six months ended June 30, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2014	2013
Shares of common stock	1,861,206	2,280,450
Average price per share (net)	$35.21	$37.83
Net proceeds	$65,526	$86,271
Stock issuance costs (1)	$1,065	$1,551
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

Dividend Reinvestment and Stock Repurchase Plan – In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Shares of common stock	290,399	475,866
Net proceeds	$9,814	$15,881

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

Note 8 – Earnings from Discontinued Operations:
Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of June 30, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.

The following is a summary of the earnings (loss) from discontinued operations (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$—	$327	$—	$930
Earned income from direct financing leases	—	58	—	116
Real estate expense reimbursement from tenants	6	25	11	77
Interest and other income from real estate transactions	22	30	22	34
	28	440	33	1,157
Operating expenses:
General and administrative	—	212	—	213
Real estate	13	73	—	93
Depreciation and amortization	—	68	—	157
Impairment charges	—	904	63	904
	13	1,257	63	1,367
Other expenses:
Interest expense	—	11	—	41
	—	11	—	41
Earnings (loss) before gain on disposition of real estate and income tax expense	15	(828)	(30)	(251)
Gain on disposition of real estate	3	2,669	12	3,174
Income tax expense	—	(335)	—	(386)
Earnings (loss) from discontinued operations attributable to NNN including noncontrolling interests	18	1,506	(18)	2,537
Earnings attributable to noncontrolling interests	—	(158)	—	(163)
Earnings (loss) from discontinued operations attributable to NNN	$18	$1,348	$(18)	$2,374

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
In May 2014, NNN terminated three forward starting swaps with an aggregate notional amount of $225,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps, designated as cash flow hedges, was a liability of $6,312,000, which was deferred in other comprehensive income. The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the 2024 Notes.
As of June 30, 2014, $14,357,000 remained in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the six months ended June 30, 2014 and 2013, NNN reclassified out of comprehensive income $351,000 and $178,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,610,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2014.

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
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Six Months Ended
June 30, 2014
Balance at beginning of period	$11,721
Total gains (losses) – realized/unrealized:
Included in earnings	(235)
Included in other comprehensive income	925
Interest income on Residuals	906
Cash received from Residuals	(1,230)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$12,087
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$163

Note 11 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2014 and December 31, 2013, approximate fair value based upon current market prices of similar issues. At June 30, 2014 and December 31, 2013, the fair value of NNN’s notes payable was $1,801,701,000 and $1,555,672,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 12 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2014, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

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
As of June 30, 2014, NNN owned 1,927 Properties, with an aggregate gross leasable area of approximately 20,751,000 square feet, located in 47 states. Approximately 98 percent of the Properties in the Property Portfolio were leased as of June 30, 2014.
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
NNN monitors the creditworthiness of its current and prospective tenants. Monitoring activities include: (i) reviewing of financial statements and press releases, (ii) reviewing credit ratings from major credit rating agencies, (iii) monitoring industry news publications, and (iv) developing a thorough understanding of the tenant's business and operations. In addition, periodically NNN meets with the senior management of certain tenants.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio:

	June 30, 2014	December 31, 2013	June 30, 2013
Properties Owned:
Number	1,927	1,860	1,838
Total gross leasable area (square feet)	20,751,000	20,402,000	20,218,000
Properties:
Leased and unimproved land	1,897	1,827	1,803
Percent of Properties – leased and unimproved land	98%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased	20,165,000	19,872,000	19,675,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2014	December 31, 2013	June 30, 2013
1.	Convenience stores	19.3%	19.7%	19.9%
2.	Restaurants – full service	9.6%	9.7%	9.9%
3.	Automotive service	7.5%	7.6%	7.6%
4.	Restaurants – limited service	6.8%	5.5%	4.9%
5.	Automotive parts	5.1%	5.1%	5.2%
6.	Theaters	4.5%	4.5%	4.4%
7.	Health and fitness	4.2%	4.3%	3.7%
8.	Banks	4.1%	4.1%	4.7%
9.	Sporting goods	3.8%	3.7%	3.7%
10.	Recreational vehicle dealers, parts and accessories	3.2%	3.2%	2.8%
	Other	31.9%	32.6%	33.2%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Acquisitions:
Number of Properties	34	209	81	226
Gross leasable area (square feet)	213,000	1,063,000	522,000	1,225,000
Initial cash yield	7.5%	7.7%	7.6%	7.8%
Total dollars invested(1)	$91,957	$437,676	$185,998	$480,264
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through available cash, borrowings under its unsecured revolving Credit Facility (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of properties	10	7	14	9
Gross leasable area (square feet)	93,000	111,000	177,000	132,000
Net sales proceeds	$14,981	$13,046	$26,226	$16,615
Net gain, net of income tax expense	$3,057	$2,303	$4,822	$2,808

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter and six months ended June 30, 2014, rental income increased primarily due to an increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
				Percent of Total					Percent of Total
	2014	2013	Percent Increase (Decrease)	2014	2013	2014	2013	Percent Increase (Decrease)	2014	2013
Rental Income(1)	$101,388	$92,152	10.0%	96.0%	95.7%	$200,977	$180,627	11.3%	95.9%	95.7%
Real estate expense reimbursement from tenants	3,228	3,184	1.4%	3.1%	3.3%	6,460	6,181	4.5%	3.1%	3.3%
Interest and other income from real estate transactions	543	371	46.4%	0.5%	0.4%	1,334	756	76.5%	0.6%	0.4%
Interest income on commercial mortgage residual interests	454	588	(22.8)%	0.4%	0.6%	906	1,195	(24.2)%	0.4%	0.6%
Total revenues from continuing operations	$105,613	$96,295	9.7%	100.0%	100.0%	$209,677	$188,759	11.1%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter and Six Months Ended June 30, 2014 versus Quarter and Six Months Ended June 30, 2013
Rental Income. Rental Income increased in dollar amount but was relatively unchanged as a percent of the total revenues from continuing operations for the quarter and six months ended June 30, 2014, as compared to the same period in 2013. The increase in rental income is primarily due to the acquisition of 81 properties with aggregate gross leasable area of approximately 522,000 square feet during the six months ended June 30, 2014 and 275 properties with aggregate gross leasable area of approximately 1,652,000 square feet during 2013.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and six months ended June 30, 2014, primarily due to an increase in depreciation expense from certain properties acquired in 2013. The increase was slightly offset by a decrease in general and administrative expense. The following table summarizes NNN’s expenses from continuing operations for the quarters ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2014	2013		2014	2013	2014	2013
General and administrative	$8,074	$9,412	(14.2)%	19.7%	25.7%	7.6%	9.8%
Real estate	4,746	4,363	8.8%	11.6%	11.9%	4.5%	4.5%
Depreciation and amortization	28,007	22,545	24.2%	68.3%	61.6%	26.5%	23.4%
Impairment – commercial mortgage residual interests valuation	77	—	N/C (1)	0.2%	—	0.1%	—
Impairment charges	89	263	(66.2)%	0.2%	0.8%	0.1%	0.3%
Total operating expenses	$40,993	$36,583	12.1%	100.0%	100.0%	38.8%	38.0%

Interest and other income	$(94)	$(377)	(75.1)%	(0.4)%	(1.6)%	(0.1)%	(0.4)%
Interest expense	21,761	23,529	(7.5)%	100.4%	101.6%	20.6%	24.4%
Total other expenses	$21,667	$23,152	(6.4)%	100.0%	100.0%	20.5%	24.0%
(1) Not Calculable ("N/C")
The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2014	2013		2014	2013	2014	2013
General and administrative	$16,989	$17,677	(3.9)%	20.5%	23.5%	8.1%	9.4%
Real estate	9,086	8,327	9.1%	11.0%	11.0%	4.3%	4.4%
Depreciation and amortization	56,019	46,261	21.1%	67.6%	61.4%	26.7%	24.5%
Impairment – commercial mortgage residual interests valuation	235	—	N/C (1)	0.3%	—	0.1%	—
Impairment charges	485	3,115	(84.4)%	0.6%	4.1%	0.2%	1.7%
Total operating expenses	$82,814	$75,380	9.9%	100.0%	100.0%	39.4%	40.0%

Interest and other income	$(158)	$(711)	(77.8)%	(0.4)%	(1.6)%	(0.1)%	(0.4)%
Interest expense	42,040	45,488	(7.6)%	100.4%	101.6%	20.0%	24.1%
Total other expenses	$41,882	$44,777	(6.5)%	100.0%	100.0%	19.9%	23.7%
(1) Not Calculable ("N/C")
Quarter and Six Months Ended June 30, 2014 versus Quarter and Six Months Ended June 30, 2013
General and Administrative Expenses.  General and administrative expenses decreased in dollar amount, as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and six months ended June 30, 2014, as compared to the same periods in 2013. The decrease in general and administrative expenses for the quarter and six months ended June 30, 2014, is primarily attributable to a decrease in real estate acquisition costs.
Depreciation and Amortization.   Depreciation and amortization expenses increased in dollar amount, as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and six months ended June 30, 2014, as compared to the same periods in 2013. The increase is primarily due to depreciation expense from the 81 properties with aggregate gross leasable area of approximately 522,000 square feet acquired during the six months ended June 30, 2014 and the 275 properties with aggregate gross leasable area of approximately 1,652,000 square feet acquired during 2013.
Impairment Charges. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recorded $485,000 and $3,100,000 of real estate impairments during the six months ended June 30, 2014 and 2013, respectively, of which $89,000 and $249,000 was recorded during the quarters ended June 30, 2014 and 2013, respectively.
Interest Expense.  Interest expense decreased for the quarter and six months ended June 30, 2014, as compared to the same periods in 2013.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in April 2013 of $350,000,000 principal amount of notes payable with a maturity of April 2023, and stated interest rate of 3.300%;

(ii)	the settlement of $223,035,000 principal amount of 5.125% convertible notes payable in 2013;

(iii)	the issuance in May 2014 of $350,000,000 principal amount of notes payable with a maturity of June 2024, and stated interest rate of 3.900%;

(iv)	the repayment in June 2014 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.250%; and

(v)
a $17,662,000 decrease in the weighted average debt outstanding on the credit facility for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, and a slightly lower weighted average interest rate for the six months ended June 30, 2014, as compared to the same period in 2013.

Discontinued Operations
Earnings. Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of June 30, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.
The following table summarizes the earnings (loss) before income tax expense from discontinued operations for the quarter ended June 30 (dollars in thousands):

	2014				2013
	# of Sold Properties	Gain		Earnings	# of Sold Properties	Gain	Earnings
Properties	—	$3	(1)	$18	7	$2,669	$1,506
Attributable to noncontrolling interests	—	—		—	—	(152)	(158)
	—	$3		$18	7	$2,517	$1,348
(1) Amount includes deferred gain on previously sold properties.
The following table summarizes the earnings (loss) before income tax expense from discontinued operations for the six months ended June 30 (dollars in thousands):

	2014			2013
	# of Sold Properties	Gain	Earnings	# of Sold Properties	Gain	Earnings
Properties	2	$12	$(18)	9	$3,174	$2,537
Attributable to noncontrolling interests	—	—	—	—	(152)	(163)
	2	$12	$(18)	9	$3,022	$2,374

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
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash and cash equivalents:
Provided by operating activities	$137,019	$121,190
Used in investing activities	(160,420)	(466,894)
Provided by financing activities	107,274	580,544
Increase	83,873	234,840
Net cash at beginning of period	1,485	2,076
Net cash at end of period	$85,358	$236,916

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the quarter and six months ended June 30, 2014 and 2013, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the six months ended June 30, 2014, included the following significant transactions:

•	$46,400,000 in net payments on NNN's Credit Facility,

•	$9,814,000 in net proceeds from the issuance of 290,399 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$65,526,000 in net proceeds from the issuance of 1,861,206 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$98,958,000 in dividends paid to common stockholders,

•	$9,523,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$8,194,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock,

•	$150,000,000 in repayment of the 6.25% notes payable, and

•	$346,068,000 in net proceeds from the issuance of the 3.90% notes payable.

Contractual Obligations and Commercial Commitments. The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of June 30, 2014. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of June 30, 2014.

	Expected Maturity Date (dollars in thousands)
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt(1)	$1,733,791	$546	$151,150	$6,827	$250,147	$86	$1,325,035
Operating lease	7,704	—	528	714	728	743	4,991
Total contractual cash obligations(2)	$1,741,495	$546	$151,678	$7,541	$250,875	$829	$1,330,026

(1)	Includes amounts outstanding under mortgages payable and notes payable and excludes unamortized note discounts and unamortized mortgage premiums.

(2)	Excludes $18,532 of accrued interest payable.
In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments on certain of its leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of June 30, 2014, are outlined in the table below (dollars in thousands):

Number of properties	28
Total commitment(1)	$100,199
Amount funded	$62,481
Remaining commitment	$37,718

(1)	Includes land, construction costs and tenant improvements.
As of June 30, 2014, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2013. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2014, NNN owned 30 vacant, un-leased Properties which accounted for approximately two percent of total Properties held in NNN’s Property Portfolio.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Six Months Ended June 30,
	2014	2013
Series D preferred stock (1):
Dividends	$9,523	$9,523
Per share	0.828125	0.828125

Series E preferred stock (1):
Dividends	8,194	—
Per share	0.71250	—

Common stock:
Dividends	98,958	90,943
Per share	0.810	0.790

(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In July 2014, NNN declared a dividend of $0.420 per share which is payable in August 2014 to its common stockholders of record as of July 31, 2014.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Line of credit payable	$—	—	$46,400	3.0%
Mortgages payable	8,892	0.5%	9,475	0.6%
Notes payable	1,714,091	99.5%	1,514,184	96.4%
Total outstanding debt	$1,722,983	100.0%	$1,570,059	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $55,144,000 and a weighted average interest rate of 1.2% during the six months ended June 30, 2014. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2014, there was no outstanding balance and $500,000,000 was available for future borrowings, under the Credit Facility.

Notes Payable – Convertible. NNN recorded the following interest expense related to the 5.125% convertible senior notes due 2028 (the "2028 Notes") during 2013. No interest expense was recorded during the quarter and six months ended June 30, 2014 (dollars in thousands):

	Quarter Ended June 30, 2013	Six Months Ended June 30, 2013
Contractual interest expense	$2,516	$5,374
Noncash interest charges	950	2,072
Amortization of debt costs	260	566
Total interest expense	$3,726	$8,012
There was no interest expense related to the 3.950% convertible senior notes due 2026 ("the 2026 Notes") recorded during the quarter and six months ended June 30, 2014 and 2013.
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
Notes Payable. In April 2013, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued an aggregate $350,000,000 principal amount of 3.300% notes due April 2023 (the “2023 Notes”). The 2023 Notes were sold at a discount with an aggregate purchase price of $347,406,000 with interest payable semi-annually commencing on October 15, 2013. The discount of $2,594,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2023 Notes after accounting for the note discount is 3.388%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $240,000,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156,000, of which $3,141,000 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2023 Notes using the effective interest method.
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
NNN received approximately $344,266,000 of net proceeds in connection with the issuance of the 2023 Notes, after incurring debt issuance costs totaling $3,140,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

In May 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued $350,000,000 aggregate principal amount of 3.900% notes due June 2024 (the “2024 Notes”). The 2024 Notes were sold at a discount with an aggregate purchase price of $349,293,000 with interest payable semi-annually commencing on December 15, 2014. The discount of $707,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2024 Notes after accounting for the note discount is 3.924%. NNN previously entered into three forward starting swaps with an aggregate notional amount of $225,000,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312,000, which was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2024 Notes using the effective interest method.
The 2024 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2024 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated May 5, 2014, relating to the 2024 Notes.
NNN received approximately $346,068,000 of net proceeds in connection with the issuance of the 2024 Notes, after incurring debt issuance costs totaling $3,225,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses.

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
5.700% Series E Cumulative Redeemable Preferred Stock. In May 2013, NNN closed an underwritten public offering of 11,500,000 depositary shares (including 1,500,000 depositary shares issued in connection with the underwriters' over-allotment), each representing a 1/100th interest in a share of Series E Preferred Stock, and received gross proceeds of $287,500,000. In connection with this offering, the Company incurred stock issuance costs of approximately $9,856,000, consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses. The Company used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
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

Common Stock Issuances. In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

Six Months Ended June 30, 2013
Shares of common stock	4,676,452
Average price per share (net)	$32.60
Net proceeds	$152,435
Stock issuance costs (1)	$2,161
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the six months ended June 30, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2014	2013
Shares of common stock	1,861,206	2,280,450
Average price per share (net)	$35.21	$37.83
Net proceeds	$65,526	$86,271
Stock issuance costs (1)	$1,065	$1,551
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

	Six Months Ended June 30,
	2014	2013
Shares of common stock	290,399	475,866
Net proceeds	$9,814	$15,881

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
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of comprehensive income (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gains	$240	$350	$762	$1,219
Other than temporary valuation impairment	77	—	235	—

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2014, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2014, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2014 and December 31, 2013. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2014. The table incorporates only those debt obligations that existed as of June 30, 2014, and it does not consider those debt obligations or positions which could arise after this date. NNN's Credit Facility had a zero outstanding balance at June 30, 2014, and $46,400,000 outstanding at December 31, 2013. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2014.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2014	$575	6.86%	$—	—
2015	1,207	6.86%	149,927	6.19%
2016	6,842	5.95%	—	—
2017	147	8.03%	249,644	6.92%
2018	86	9.00%	—	—
Thereafter	35	9.00%	1,314,520	4.20%
Total	$8,892	6.28%	$1,714,091	4.77%
Fair Value:
June 30, 2014	$8,892		$1,801,701
December 31, 2013	$9,475		$1,555,672

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable, each net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a level one input, to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $12,087,000 and $11,721,000 as of June 30, 2014 and December 31, 2013, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2014 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.12
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.13
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.14
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.15
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.16
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.17
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

4.19
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.20
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 5th day of August, 2014.

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

4.12
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.13
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.14
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.15
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.16
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.17
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

4.19
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.20
Form of 3.900% Notes due 2024 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.