Form 10-Q
period 2014-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2014-11-04
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2014
OR
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
126,422,761 shares of common stock, $0.01 par value, outstanding as of October 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,662,775	$4,250,547
Accounted for using the direct financing method	17,329	18,342
Real estate held for sale	14,060	18,161
Mortgages, notes and accrued interest receivable	11,279	17,119
Commercial mortgage residual interests	12,075	11,721
Cash and cash equivalents	4,904	1,485
Receivables, net of allowance of $1,759 and $2,822, respectively	2,135	4,107
Accrued rental income, net of allowance of $3,086 and $3,181, respectively	25,972	24,797
Debt costs, net of accumulated amortization of $13,637 and $20,213, respectively	14,111	12,877
Other assets	101,937	95,367
Total assets	$4,866,577	$4,454,523
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$134,900	$46,400
Mortgages payable, including unamortized premium of $214 and $130, respectively	11,558	9,475
Notes payable, net of unamortized discount of $10,599 and $10,816, respectively	1,714,401	1,514,184
Accrued interest payable	30,537	17,142
Other liabilities	91,852	89,037
Total liabilities	1,983,248	1,676,238

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
Series D, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per depositary share	287,500	287,500
Series E, 11,500,000 depositary shares issued and outstanding, at stated liquidation value of $25 per depositary share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 126,421,631 and 121,991,677 shares issued and outstanding, respectively	1,266	1,221
Excess stock, $0.01 par value. Authorized 390,000,000 shares; none issued or outstanding	—	—
Capital in excess of par value	2,504,837	2,353,166
Retained earnings (deficit)	(188,843)	(147,837)
Accumulated other comprehensive income (loss)	(9,491)	(4,505)
Total stockholders’ equity of NNN	2,882,769	2,777,045
Noncontrolling interests	560	1,240
Total equity	2,883,329	2,778,285
Total liabilities and equity	$4,866,577	$4,454,523
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$105,013	$95,921	$304,798	$275,009
Earned income from direct financing leases	427	489	1,306	1,495
Percentage rent	177	267	489	800
Real estate expense reimbursement from tenants	3,323	3,162	9,783	9,343
Interest and other income from real estate transactions	452	342	1,786	1,098
Interest income on commercial mortgage residual interests	464	594	1,370	1,789
	109,856	100,775	319,532	289,534
Operating expenses:
General and administrative	9,007	7,536	25,995	25,213
Real estate	4,583	4,543	13,669	12,870
Depreciation and amortization	29,768	25,831	85,787	72,092
Impairment – commercial mortgage residual interests valuation	21	16	256	16
Impairment losses and other charges	77	435	562	3,550
	43,456	38,361	126,269	113,741
Earnings from operations	66,400	62,414	193,263	175,793
Other expenses (revenues):
Interest and other income	(87)	(722)	(245)	(1,433)
Interest expense	21,641	20,125	63,681	65,613
	21,554	19,403	63,436	64,180
Earnings from continuing operations before income tax benefit (expense)	44,846	43,011	129,827	111,613
Income tax benefit (expense)	(372)	(219)	(721)	152
Earnings from continuing operations	44,474	42,792	129,106	111,765
Earnings from discontinued operations, net of income tax expense	142	1,550	124	4,086
Earnings before gain on disposition of real estate, net of income tax expense	44,616	44,342	129,230	115,851
Gain on disposition of real estate, net of income tax expense	3,356	—	8,166	—
Earnings including noncontrolling interests	47,972	44,342	137,396	115,851
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(32)	10	(552)	216
Discontinued operations	—	—	—	(163)
	(32)	10	(552)	53
Net earnings attributable to NNN	$47,940	$44,352	$136,844	$115,904

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net earnings attributable to NNN	$47,940	$44,352	$136,844	$115,904
Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(14,285)
Series E preferred stock dividends	(4,097)	(4,780)	(12,291)	(4,780)
Net earnings attributable to common stockholders	$39,081	$34,810	$110,268	$96,839
Net earnings per share of common stock:
Basic:
Continuing operations	$0.31	$0.28	$0.89	$0.79
Discontinued operations	—	0.01	—	0.03
Net earnings	$0.31	$0.29	$0.89	$0.82
Diluted:
Continuing operations	$0.31	$0.28	$0.89	$0.77
Discontinued operations	—	0.01	—	0.04
Net earnings	$0.31	$0.29	$0.89	$0.81
Weighted average number of common shares outstanding:
Basic	124,554,066	120,287,890	122,884,360	117,222,163
Diluted	125,045,097	121,230,232	123,366,064	119,356,194
Other comprehensive income:
Net earnings attributable to NNN	$47,940	$44,352	$136,844	$115,904
Amortization of interest rate hedges	385	128	736	306
Fair value forward starting swaps	—	—	(6,312)	(3,141)
Net gain (loss) – commercial mortgage residual interests	(224)	376	701	1,595
Valuation adjustments on available-for-sale securities	(202)	36	(111)	125
Reclassification of noncontrolling interests	—	—	—	949
Comprehensive income attributable to NNN	$47,899	$44,892	$131,858	$115,738

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Earnings including noncontrolling interests	$137,396	$115,851
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,790	72,423
Impairment charges	625	4,003
Impairment – commercial mortgage residual interests valuation	256	16
Amortization of notes payable discount	924	2,888
Amortization of debt costs	2,066	2,460
Amortization of mortgages payable premium	(49)	(43)
Amortization of deferred interest rate hedges	736	306
Interest rate hedge payment	(6,312)	(3,141)
Gain on disposition of real estate	(8,627)	(4,402)
Performance incentive plan expense	7,334	6,531
Performance incentive plan payment	(2,808)	(2,139)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	—	(1,029)
Decrease in real estate leased to others using the direct financing method	1,013	1,230
Decrease in mortgages, notes and accrued interest receivable	60	688
Decrease in receivables	894	1,433
Increase in accrued rental income	(1,224)	(166)
Decrease in other assets	1,178	82
Increase in accrued interest payable	13,395	10,386
Increase (decrease) in other liabilities	(1,870)	4,061
Other	976	500
Net cash provided by operating activities	231,753	211,938
Cash flows from investing activities:
Proceeds from the disposition of real estate	44,748	52,092
Additions to real estate:
Accounted for using the operating method	(525,371)	(569,770)
Increase in mortgages and notes receivable	(7,246)	(3,086)
Principal payments on mortgages and notes receivable	13,158	14,225
Other	(3,032)	(1,750)
Net cash used in investing activities	(477,743)	(508,289)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from line of credit payable	$557,000	$445,000
Repayment of line of credit payable	(468,500)	(619,200)
Repayment of mortgages payable	(825)	(795)
Proceeds from notes payable	349,293	347,406
Repayment of notes payable	(150,000)	—
Repayment of notes payable – convertible	—	(246,797)
Payment of debt costs	(3,263)	(3,265)
Proceeds from issuance of common stock	146,978	263,366
Proceeds from issuance of Series E preferred stock	—	287,500
Payment of Series D preferred stock dividends	(14,285)	(14,285)
Payment of Series E preferred stock dividends	(12,291)	(4,780)
Stock issuance costs	(2,192)	(13,455)
Payment of common stock dividends	(151,274)	(139,890)
Noncontrolling interest distributions	(1,232)	—
Net cash provided by financing activities	249,409	300,805
Net increase in cash and cash equivalents	3,419	4,454
Cash and cash equivalents at beginning of period	1,485	2,076
Cash and cash equivalents at end of period	$4,904	$6,530
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$47,927	$50,667
Taxes paid	$142	$212
Supplemental disclosure of noncash investing and financing activities:
Issued 371,134 and 298,896 shares of restricted and unrestricted common stock in 2014 and 2013, respectively, pursuant to NNN’s performance incentive plan	$10,345	$8,218
Issued 11,511 and 12,186 shares of common stock in 2014 and 2013, respectively, to directors pursuant to NNN’s performance incentive plan	$396	$428
Issued 12,166 and 9,044 shares of common stock in 2014 and 2013, respectively, pursuant to NNN’s Deferred Director Fee Plan	$197	$118
Surrender of 241 shares of restricted common stock in 2013	$—	$7
Change in other comprehensive income	$4,986	$166
Mortgages payable assumed in connection with real estate transactions	$2,824	$—
Mortgage receivable accepted in connection with real estate transactions	$62	$750
Note receivable accepted in connection with real estate transactions	$70	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

September 30, 2014
Property Portfolio:
Total properties	2,038
Gross leasable area (square feet)	22,125,000
States	47
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2014, may not be indicative of the results that may be expected for the year ending December 31, 2014. Amounts as of December 31, 2013, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2013.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and nine months ended September 30, 2014, NNN recorded $397,000 and $1,318,000, respectively, in capitalized interest during development and recorded $470,000 and $1,010,000, in capitalized interest during development during the same periods in 2013, respectively.
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
Intangible assets and liabilities consisted of the following as of (in thousands):

	September 30, 2014	December 31, 2013
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,699	$11,803
Value of in-place leases, net	64,926	58,456
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	29,462	28,708
Cash and Cash Equivalents – NNN considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of demand deposits and money market accounts and are stated at cost plus accrued interest, which approximates fair value.
Cash accounts maintained on behalf of NNN in demand deposits at commercial banks and money market funds may exceed federally insured levels or may be held in accounts without any federal insurance or any other insurance or guarantee. However, NNN has not experienced any losses in such accounts.
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and Diluted Earnings:
Net earnings attributable to NNN	$47,940	$44,352	$136,844	$115,904
Less: Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(14,285)
Less: Series E preferred stock dividends	(4,097)	(4,780)	(12,291)	(4,780)
Net earnings available to NNN’s common stockholders	39,081	34,810	110,268	96,839
Less: Earnings attributable to unvested restricted shares	(205)	(135)	(567)	(366)
Net earnings used in basic and diluted earnings per share	$38,876	$34,675	$109,701	$96,473

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	125,559,410	121,096,076	123,834,126	117,973,443
Less: Unvested restricted stock	(489,095)	(469,370)	(460,814)	(441,588)
Less: Unvested contingent shares	(516,249)	(338,816)	(488,952)	(309,692)
Weighted average number of shares outstanding used in basic earnings per share	124,554,066	120,287,890	122,884,360	117,222,163
Effects of dilutive securities:
Convertible debt	—	768,843	—	1,963,457
Other	491,031	173,499	481,704	170,574
Weighted average number of shares outstanding used in diluted earnings per share	125,045,097	121,230,232	123,366,064	119,356,194
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2013	$(8,396)		$3,755		$136		$(4,505)

Other comprehensive income (loss)	(6,312)		538		(33)		(5,807)
Reclassifications from accumulated other comprehensive income to net earnings	736	(3)	163	(4)	(78)	(5)	821
Net current period other comprehensive income (loss)	(5,576)		701		(111)		(4,986)
Ending balance, September 30, 2014	$(13,972)		$4,456		$25		$(9,491)
(1) Additional disclosure is included in Note 9 – Derivatives.
(2) Additional disclosure is included in Note 10 – Fair Value Measurements.
(3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(4) Reclassifications out of other comprehensive income are recorded in Impairment on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(5) Reclassifications out of other comprehensive income are recorded in Other Income on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
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
In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity,” effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted beginning January 1, 2014. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. NNN has elected early adoption of ASU 2014-08. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of September 30, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013. The adoption of ASU 2014-08 did not have a significant impact on NNN’s financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.
In June 2014, the FASB issued ASU 2014-12, "Compensation – Stock Compensation (Topic 718)," effective for annual periods and interim periods within those periods beginning after December 15, 2015. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-12 will have on its financial position and results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. NNN is currently evaluating to determine the potential disclosure impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures.
Use of Estimates – Management of NNN has made a number of estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Significant estimates include provisions for impairment and allowances for certain assets, accruals, useful lives of assets and purchase price allocation. Actual results could differ from those estimates.
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2014 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2014
Lease classification:
Operating	2,075
Direct financing	12
Building portion – direct financing / land portion – operating	1
Weighted average remaining lease term	12 Years
The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the property and carry property and liability insurance coverage. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the property. Generally, the leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions of the base term of the lease, including rent increases.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$1,760,747	$1,650,250
Buildings and improvements	3,360,140	2,953,712
Leasehold interests	1,290	1,290
	5,122,177	4,605,252
Less accumulated depreciation and amortization	(484,955)	(415,424)
	4,637,222	4,189,828
Work in progress	25,553	60,719
	$4,662,775	$4,250,547

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. In January    2014, NNN completed a strategic review of its Properties held for sale and reclassified one Property that was previously held for sale to held for investment, included in Real Estate – Portfolio. As of September 30, 2014, NNN had eight of its Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2013, includes 10 properties, two of which were subsequently sold in 2014. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2014	December 31, 2013
Land and improvements	$5,285	$7,805
Building and improvements	11,777	15,200
	17,062	23,005
Less accumulated depreciation and amortization	(1,980)	(2,712)
Less impairment	(1,022)	(2,132)
	$14,060	$18,161
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,						Nine Months Ended September 30,
	2014			2013			2014			2013
	# of Sold Properties	Gain		# of Sold Properties	Gain		# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	10	$3,464		—	$—		22	$8,472		—	$—
Income tax expense		(108)			—			(306)			—
		3,356			—			8,166			—
Gain on disposition of real estate included in discontinued operations	—	143	(1)	22	1,228	(1)	2	155	(1)	31	4,402	(1)
Income tax expense		—			(416)			—			(782)
		$3,499			$812			$8,321			$3,620
(1) Amount includes deferred gain on previously sold properties.
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of September 30, 2014, are outlined in the table below (dollars in thousands):

Number of properties	22
Total commitment(1)	$84,782
Amount funded	$43,895
Remaining commitment	$40,887
(1) Includes land, construction costs and tenant improvements.

Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Continuing operations	$77	$435	$562	$3,535
Discontinued operations	—	292	63	1,196
Impairment recoveries – discontinued operations	—	(728)	—	(728)
	$77	$(1)	$625	$4,003

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

Note 3 – Line of Credit Payable:
NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $54,549,000 and a weighted average interest rate of 1.3% during the nine months ended September 30, 2014. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2014, $134,900,000 was outstanding and $365,100,000 was available for future borrowings under the Credit Facility.

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

Note 5 – Notes Payable – Convertible:
As of December 31, 2012, $15,537,000 aggregate principal amount of the 3.950% convertible senior notes due 2026 (the "2026 Notes") was outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the $15,537,000 of outstanding 2026 Notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
As of December 31, 2012, $223,035,000 aggregate principal amount of the 5.125% convertible senior notes due 2028 (the "2028 Notes") was outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. The holders of the remaining balance of $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 aggregate principal amount of 2028 Notes outstanding. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.
NNN recorded the following interest expense related to the 2028 Notes during 2013. No interest expense was recorded during the quarter and nine months ended September 30, 2014 (dollars in thousands):

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Contractual interest expense	$26	$5,400
Noncash interest charges	—	2,072
Amortization of debt costs	—	566
Total interest expense	$26	$8,038
There was no interest expense related to the 2026 Notes recorded during the quarter and nine months ended September 30, 2014 and 2013.

Note 6 – Stockholders' Equity:
In February 2012, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.

Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2014	2013
Series D preferred stock (1):
Dividends	$14,285	$14,285
Per share	1.242188	1.242188

Series E preferred stock (1):
Dividends	12,291	4,780
Per share	1.068750	0.415625

Common stock:
Dividends	151,274	139,890
Per share	1.230	1.195
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In October 2014, NNN declared a dividend of $0.420 per share, which is payable in November 2014 to its common stockholders of record as of October 31, 2014.
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
At The Market Offerings – In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015, of which 8,958,840 shares have been issued as of September 30, 2014. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

Nine Months Ended September 30, 2013
Shares of common stock	4,676,542
Average price per share (net)	$32.60
Net proceeds	$152,435
Stock issuance costs (1)	$2,161
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

No shares were issued under the 2012 ATM during the nine months ended September 30, 2014.

In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015, of which 6,038,812 shares have been issued as of September 30, 2014. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2014	2013
Shares of common stock	3,758,362	2,280,450
Average price per share (net)	$35.91	$37.82
Net proceeds	$134,962	$86,237
Stock issuance costs (1)	$2,153	$1,585
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

Dividend Reinvestment and Stock Repurchase Plan – In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Shares of common stock	300,231	634,146
Net proceeds	$10,171	$21,159

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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2011 through 2014. NNN also files tax returns in many states with varying open years under statute.

Note 8 – Earnings from Discontinued Operations:
Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of September 30, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.
The following is a summary of the earnings (loss) from discontinued operations (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$—	$642	$—	$1,573
Earned income from direct financing leases	—	57	—	173
Real estate expense reimbursement from tenants	6	14	17	91
Interest and other income from real estate transactions	—	—	22	33
	6	713	39	1,870
Operating expenses:
General and administrative	—	1	—	214
Real estate	4	95	4	188
Depreciation and amortization	3	174	3	331
Impairment charges	—	(436)	63	468
	7	(166)	70	1,201
Other expenses:
Interest expense	—	—	—	41
	—	—	—	41
Earnings (loss) before gain on disposition of real estate and income tax expense	(1)	879	(31)	628
Gain on disposition of real estate	143	1,228	155	4,402
Income tax expense	—	(557)	—	(944)
Earnings from discontinued operations attributable to NNN including noncontrolling interests	142	1,550	124	4,086
Earnings attributable to noncontrolling interests	—	—	—	(163)
Earnings from discontinued operations attributable to NNN	$142	$1,550	$124	$3,923

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
As of September 30, 2014, $13,972,000 remained in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the nine months ended September 30, 2014 and 2013, NNN reclassified out of comprehensive income $736,000 and $306,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,649,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at September 30, 2014.

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
NNN currently values its Residuals based upon an independent valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Nine Months Ended
September 30, 2014
Balance at beginning of period	$11,721
Total gains (losses) – realized/unrealized:
Included in earnings	(256)
Included in other comprehensive income	701
Interest income on Residuals	1,370
Cash received from Residuals	(1,461)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$12,075
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$163

Note 11 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2014 and December 31, 2013, approximate fair value based upon current market prices of similar issues. At September 30, 2014 and December 31, 2013, the fair value of NNN’s notes payable was $1,798,547,000 and $1,555,672,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 12 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2014, the date of the condensed consolidated balance sheet.
On October 28, 2014, NNN announced it had amended its Credit Facility, increasing its borrowing capacity from $500,000,000 to $650,000,000, reducing its interest rate to LIBOR plus 92.5 basis points based on NNN's current debt rating, extending the Credit Facility's maturity to January 2019 and amending certain other terms.
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

•	The market value of NNN's equity and debt securities is subject to various factors that may cause significant fluctuations or volatility;

•	NNN's failure to qualify as a REIT for federal income tax purposes could result in significant tax liability;

•	Even if NNN remains qualified as a REIT, NNN faces other tax liabilities that reduce operating results and cash flow;

•	Adverse legislative or regulatory tax changes could reduce NNN's earnings, cash flow and market price of NNN's common stock;

•	Compliance with REIT requirements, including distribution requirements, may limit NNN's flexibility and negatively affect NNN's operating decisions;

•	Changes in accounting pronouncements could adversely impact NNN's or NNN's tenants' reported financial performance;

•	NNN's failure to maintain effective internal control over financial reporting could have a material adverse effect on its business, operating results and share price;

•	NNN's ability to pay dividends in the future is subject to many factors;

•
Cybersecurity risks and cyber incidents could adversely affect NNN's business and disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties; and

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
As of September 30, 2014, NNN owned 2,038 Properties, with an aggregate gross leasable area of approximately 22,125,000 square feet, located in 47 states. Approximately 99 percent of the Properties in the Property Portfolio were leased as of September 30, 2014.
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
NNN monitors the creditworthiness of its current and prospective tenants. Monitoring activities include: (i) reviewing of financial statements and press releases, (ii) reviewing credit ratings from major credit rating agencies, (iii) monitoring industry news publications, and (iv) developing a thorough understanding of the tenant's business and operations, including periodically meeting with senior management of certain tenants.
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

Results of Operations
Property Analysis
General.  The following table summarizes NNN’s Property Portfolio:

	September 30, 2014	December 31, 2013	September 30, 2013
Properties Owned:
Number	2,038	1,860	1,850
Total gross leasable area (square feet)	22,125,000	20,402,000	20,292,000
Properties:
Leased and unimproved land	2,014	1,827	1,814
Percent of Properties – leased and unimproved land	99%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased	21,681,000	19,872,000	19,728,000

The following table summarizes the diversification of NNN’s Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2014	December 31, 2013	September 30, 2013
1.	Convenience stores	18.8%	19.7%	19.9%
2.	Restaurants – full service	9.1%	9.7%	9.8%
3.	Automotive service	7.2%	7.6%	7.6%
4.	Restaurants – limited service	6.6%	5.5%	5.4%
5.	Family entertainment centers	5.2%	2.3%	2.2%
6.	Automotive parts	4.8%	5.1%	5.1%
7.	Theaters	4.7%	4.5%	4.4%
8.	Health and fitness	4.0%	4.3%	4.0%
9.	Banks	3.8%	4.1%	4.1%
10.	Sporting goods	3.5%	3.7%	3.7%
	Other	32.3%	33.5%	33.8%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Acquisitions:
Number of Properties	121	35	202	261
Gross leasable area (square feet)	1,484,000	243,000	2,006,000	1,468,000
Initial cash yield	7.4%	7.7%	7.4%	7.8%
Total dollars invested(1)	$345,543	$90,070	$531,541	$570,334
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds property acquisitions either through available cash, borrowings under its unsecured revolving Credit Facility (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of properties	10	22	24	31
Gross leasable area (square feet)	83,000	169,000	260,000	301,000
Net sales proceeds	$15,217	$35,971	$41,442	$52,585
Net gain, net of income tax expense	$3,499	$812	$8,321	$3,620

NNN typically uses the proceeds from property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter and nine months ended September 30, 2014, rental income increased primarily due to an increase in rental income from property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
				Percent of Total					Percent of Total
	2014	2013	Percent Increase (Decrease)	2014	2013	2014	2013	Percent Increase (Decrease)	2014	2013
Rental Income(1)	$105,617	$96,677	9.2%	96.2%	96.0%	$306,593	$277,304	10.6%	95.9%	95.8%
Real estate expense reimbursement from tenants	3,323	3,162	5.1%	3.0%	3.1%	9,783	9,343	4.7%	3.1%	3.2%
Interest and other income from real estate transactions	452	342	32.2%	0.4%	0.3%	1,786	1,098	62.7%	0.6%	0.4%
Interest income on commercial mortgage residual interests	464	594	(21.9)%	0.4%	0.6%	1,370	1,789	(23.4)%	0.4%	0.6%
Total revenues from continuing operations	$109,856	$100,775	9.0%	100.0%	100.0%	$319,532	$289,534	10.4%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter and Nine Months Ended September 30, 2014 versus Quarter and Nine Months Ended September 30, 2013
Rental Income. Rental Income increased in dollar amount but was relatively unchanged as a percent of the total revenues from continuing operations for the quarter and nine months ended September 30, 2014, as compared to the same period in 2013. The increase in rental income is primarily due to the acquisition of 202 properties with aggregate gross leasable area of approximately 2,006,000 square feet during the nine months ended September 30, 2014 and 275 properties with aggregate gross leasable area of approximately 1,652,000 square feet during 2013.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2014, primarily due to an increase in depreciation expense from certain properties acquired in 2014. The increase was slightly offset by a decrease in impairment charges. The following table summarizes NNN’s expenses from continuing operations for the quarters ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2014	2013		2014	2013	2014	2013
General and administrative	$9,007	$7,536	19.5%	20.7%	19.7%	8.2%	7.5%
Real estate	4,583	4,543	0.9%	10.5%	11.8%	4.2%	4.5%
Depreciation and amortization	29,768	25,831	15.2%	68.5%	67.3%	27.1%	25.6%
Impairment – commercial mortgage residual interests valuation	21	16	31.3%	0.1%	0.1%	—	—
Impairment charges	77	435	(82.3)%	0.2%	1.1%	0.1%	0.4%
Total operating expenses	$43,456	$38,361	13.3%	100.0%	100.0%	39.6%	38.0%

Interest and other income	$(87)	$(722)	(88.0)%	(0.4)%	(3.7)%	(0.1)%	(0.7)%
Interest expense	21,641	20,125	7.5%	100.4%	103.7%	19.7%	20.0%
Total other expenses	$21,554	$19,403	11.1%	100.0%	100.0%	19.6%	19.3%
The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2014	2013		2014	2013	2014	2013
General and administrative	$25,995	$25,213	3.1%	20.6%	22.2%	8.1%	8.7%
Real estate	13,669	12,870	6.2%	10.8%	11.3%	4.3%	4.4%
Depreciation and amortization	85,787	72,092	19.0%	68.0%	63.4%	26.8%	24.9%
Impairment – commercial mortgage residual interests valuation	256	16	1,500.0%	0.2%	—	0.1%	—
Impairment charges	562	3,550	(84.2)%	0.4%	3.1%	0.2%	1.2%
Total operating expenses	$126,269	$113,741	11.0%	100.0%	100.0%	39.5%	39.2%

Interest and other income	$(245)	$(1,433)	(82.9)%	(0.4)%	(2.2)%	(0.1)%	(0.5)%
Interest expense	63,681	65,613	(2.9)%	100.4%	102.2%	19.9%	22.7%
Total other expenses	$63,436	$64,180	(1.2)%	100.0%	100.0%	19.8%	22.2%
Quarter and Nine Months Ended September 30, 2014 versus Quarter and Nine Months Ended September 30, 2013
General and Administrative Expenses.  General and administrative expenses increased in dollar amount for the quarter and nine months ended September 30, 2014, increased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter ended September 30, 2014, and decreased as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the nine months ended September 30, 2014, respectively, as compared to the same period in 2013. The increase in general and administrative expenses for the quarter ended September 30, 2014, is primarily due to increases in real estate acquisition costs. The increase in general and administrative expenses for the nine months ended September 30, 2014 is primarily attributable to an increase in stock based incentive compensation.
Depreciation and Amortization.   Depreciation and amortization expenses increased in dollar amount, as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and nine months ended September 30, 2014, as compared to the same periods in 2013. The increase is primarily due to depreciation expense from 202 properties with aggregate gross leasable area of approximately 2,006,000 square feet acquired during the nine months ended September 30, 2014 and 275 properties with aggregate gross leasable area of approximately 1,652,000 square feet acquired during 2013.
Interest Expense.  Interest expense increased for the quarter ended September 30, 2014 and decreased for the nine months ended September 30, 2014, as compared to the same periods in 2013.
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

(iv)	the repayment in June 2014 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.250%; and

(v)
a $4,574,000 increase in the weighted average debt outstanding on the credit facility for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, and a slightly lower weighted average interest rate for the nine months ended September 30, 2014, as compared to the same period in 2013.

Discontinued Operations
Earnings. Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of September 30, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.
The following table summarizes the earnings (loss) before income tax expense from discontinued operations for the quarter ended September 30 (dollars in thousands):

	2014				2013
	# of Sold Properties	Gain		Earnings	# of Sold Properties	Gain		Earnings
Properties	—	$143	(1)	$142	22	$1,228	(1)	$1,550
Attributable to noncontrolling interests	—	—		—	—	—		—
	—	$143		$142	22	$1,228		$1,550
(1) Amount includes deferred gain on previously sold properties.
The following table summarizes the earnings (loss) before income tax expense from discontinued operations for the nine months ended September 30 (dollars in thousands):

	2014				2013
	# of Sold Properties	Gain		Earnings	# of Sold Properties	Gain		Earnings
Properties	2	$155	(1)	$124	31	$4,402	(1)	$4,086
Attributable to noncontrolling interests	—	—		—	—	(153)		(163)
	2	$155		$124	31	$4,249		$3,923
(1) Amount includes deferred gain on previously sold properties.

NNN periodically sells Properties and may reinvest the sales proceeds to purchase additional properties. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents:
Provided by operating activities	$231,753	$211,938
Used in investing activities	(477,743)	(508,289)
Provided by financing activities	249,409	300,805
Increase	3,419	4,454
Net cash at beginning of period	1,485	2,076
Net cash at end of period	$4,904	$6,530

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the quarter and nine months ended September 30, 2014 and 2013, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties.
NNN’s financing activities for the nine months ended September 30, 2014, included the following significant transactions:

•	$88,500,000 in net proceeds from NNN's Credit Facility,

•	$346,068,000 in net proceeds from the issuance of the 3.90% notes payable,

•	$150,000,000 in repayment of the 6.25% notes payable,

•	$10,171,000 in net proceeds from the issuance of 300,231 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$134,962,000 in net proceeds from the issuance of 3,758,362 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$14,285,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$12,291,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$151,274,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. The following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of September 30, 2014, and principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of September 30, 2014.

	Expected Maturity Date (dollars in thousands)
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt(1)	$1,736,345	$289	$151,204	$6,885	$252,845	$86	$1,325,036
Credit Facility	134,900	—	—	134,900	—	—	—
Operating lease	7,704	—	528	714	728	743	4,991
Total contractual cash obligations(2)	$1,878,949	$289	$151,732	$142,499	$253,573	$829	$1,330,027

(1)	Includes amounts outstanding under mortgages payable and notes payable and excludes unamortized note discounts and unamortized mortgage premiums.

(2)	Excludes $30,537 of accrued interest payable.

In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments on certain of its leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of September 30, 2014, are outlined in the table below (dollars in thousands):

Number of properties	22
Total commitment(1)	$84,782
Amount funded	$43,895
Remaining commitment	$40,887
(1) Includes land, construction costs and tenant improvements.
As of September 30, 2014, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2013. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of NNN’s Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with NNN’s vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2014, NNN owned 24 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in NNN’s Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (in thousands, except per share data):

	Nine Months Ended September 30,
	2014	2013
Series D preferred stock (1):
Dividends	$14,285	$14,285
Per share	1.242188	1.242188

Series E preferred stock (1):
Dividends	12,291	4,780
Per share	1.068750	0.415625

Common stock:
Dividends	151,274	139,890
Per share	1.230	1.195
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In October 2014, NNN declared a dividend of $0.420 per share which is payable in November 2014 to its common stockholders of record as of October 31, 2014.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2014	Percentage of Total	December 31, 2013	Percentage of Total
Line of credit payable	$134,900	7.3%	$46,400	3.0%
Mortgages payable	11,558	0.6%	9,475	0.6%
Notes payable	1,714,401	92.1%	1,514,184	96.4%
Total outstanding debt	$1,860,859	100.0%	$1,570,059	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables.
Line of Credit Payable. NNN's $500,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $54,549,000 and a weighted average interest rate of 1.3% during the nine months ended September 30, 2014. The Credit Facility matures October 2016, unless the Company exercises its option to extend maturity to October 2017. The Credit Facility bears interest at LIBOR plus 107.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2014, $134,900,000 was outstanding and $365,100,000 was available for future borrowings, under the Credit Facility.
On October 28, 2014, NNN announced that it had further amended its Credit Facility, increasing its borrowing capacity from $500,000,000 to $650,000,000 (as so amended, the “Amended Credit Facility”). The Amended Credit Facility matures January 2019, with an option by NNN to extend maturity to January 2020. The Amended Credit Facility will initially bear interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on

NNN's debt rating. The Amended Credit Facility also includes an accordion feature for NNN to increase the facility size up to $1,000,000,000, subject to lender approval.
Notes Payable – Convertible. As of December 31, 2012, $15,537,000 aggregate principal amount of the 3.950% convertible senior notes due 2026 (the "2026 Notes") was outstanding. In January 2013, the Company paid approximately $20,702,000 in aggregate settlement value for the $15,537,000 of outstanding 2026 Notes. The difference between the amount paid and the principal amount of the settled notes of $5,028,000 was recognized as a decrease to additional paid-in capital and $137,000 was recorded as interest expense.
As of December 31, 2012, $223,035,000 aggregate principal amount of the 5.125% convertible senior notes due 2028 (the "2028 Notes") was outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. The holders of the remaining balance of $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 aggregate principal amount of 2028 Notes outstanding. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.
NNN recorded the following interest expense related to the 2028 Notes during 2013. No interest expense was recorded during the quarter and nine months ended September 30, 2014 (dollars in thousands):

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013
Contractual interest expense	$26	$5,400
Noncash interest charges	—	2,072
Amortization of debt costs	—	566
Total interest expense	$26	$8,038
There was no interest expense related to the 2026 Notes recorded during the quarter and nine months ended September 30, 2014 and 2013.
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
Holders of the Series E depositary shares are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends at the rate of 5.700% of the $25.00 liquidation preference per depositary share per annum (equivalent to a fixed annual amount of $1.425 per depositary share). The Series E Preferred Stock underlying the depositary shares ranks senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed. NNN may redeem the Series E Preferred Stock underlying the depositary shares on or after May 30, 2018, for cash, at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Series E Preferred Stock, NNN may redeem the Series E Preferred Stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Series E Preferred Stock into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of October 30, 2014, the Series E Preferred Stock was not redeemable or convertible.

Common Stock Issuances. In May 2012, NNN established an at-the-market equity program ("2012 ATM") which allowed NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015, of which 8,958,840 shares have been issued as of September 30, 2014. The following table outlines the common stock issuances pursuant to the 2012 ATM (dollars in thousands, except per share data):

Nine Months Ended September 30, 2013
Shares of common stock	4,676,542
Average price per share (net)	$32.60
Net proceeds	$152,435
Stock issuance costs (1)	$2,161
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the nine months ended September 30, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015, of which 6,038,812 shares have been issued as of September 30, 2014. The following table outlines the common stock issuances pursuant to the 2013 ATM (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2014	2013
Shares of common stock	3,758,362	2,280,450
Average price per share (net)	$35.91	$37.82
Net proceeds	$134,962	$86,237
Stock issuance costs (1)	$2,153	$1,585
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

	Nine Months Ended September 30,
	2014	2013
Shares of common stock	300,231	634,146
Net proceeds	$10,171	$21,159

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
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairments recorded in condensed consolidated statements of comprehensive income (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net unrealized gains (losses)	$(224)	$376	$538	$1,595
Other than temporary valuation impairment	21	16	256	16

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2014, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2014, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2014 and December 31, 2013. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2014. The table incorporates only those debt obligations that existed as of September 30, 2014, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the nine months ended September 30, 2014.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate
2014	$—	—	$319	6.98%	$—	—
2015	—	—	1,326	6.98%	149,939	6.19%
2016	134,900	1.25%	6,947	5.98%	—	—
2017	—	—	2,845	8.13%	249,668	6.92%
2018	—	—	86	9.00%	—	—
Thereafter	—	—	35	9.00%	1,314,794	4.20%
Total	$134,900	1.25%	$11,558	6.55%	$1,714,401	4.77%
Fair Value:
September 30, 2014	$134,900		$11,558		$1,798,547
December 31, 2013	$46,400		$9,475		$1,555,672

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable, each net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a level one input, to determine the fair value.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $12,075,000 and $11,721,000 as of September 30, 2014 and December 31, 2013, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2014 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.4
Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.5
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

4.6
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.7
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.8
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.9
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.10
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.11
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.12
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.13
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.14
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.15
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

4.17
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.18
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

10.20
Second Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2014, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2014, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 4th day of November, 2014.

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

4.4
Form of 6.15% Notes due 2015 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated November 14, 2005 and filed with the Securities and Exchange Commission on November 17, 2005, and incorporated herein by reference).

4.5
Specimen certificate representing the 6.625% Series D Cumulative Redeemable Preferred Stock, par value $.01 per share, of the Registrant (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A dated February 22, 2012 and filed with the Securities and Exchange Commission on February 22, 2012, and incorporated herein by reference).

4.6
Deposit Agreement, among the Registrant, American Stock Transfer & Trust Company, as Depositary, and the holders of depositary receipts (filed as Exhibit 4.20 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2012, and incorporated herein by reference).

4.7
Form of Supplemental Indenture No. 8 between National Retail Properties, Inc. and U.S. Bank National Association relating to 6.875% Notes due 2017 (filed as Exhibit 4.1 to Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.8
Form of 6.875% Notes due 2017 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated and filed with the Securities and Exchange Commission on September 4, 2007, and incorporated herein by reference).

4.9
Form of Tenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 5.500% Notes due 2021 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.10
Form of 5.500% Notes due 2021 (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2011, and incorporated herein by reference).

4.11
Form of Eleventh Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.800% Notes due 2022 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.12
Form of 3.800% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2012 and incorporated herein by reference).

4.13
Form of Twelfth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.300% Notes due 2023 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.14
Form of 3.300% Notes due 2022 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K dated April 9, 2013, filed with the Securities and Exchange Commission on April 15, 2013 and incorporated herein by reference).

4.15
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

4.17
Form of Thirteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 3.900% Notes due 2024 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on May 14, 2014, and incorporated herein by reference).

4.18
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

10.20
Second Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2014, by and among the Registrant, certain lenders and Wells Fargo Bank, National Association, as the Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2014, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.