Form 10-K
period 2014-12-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2015-02-20
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2014 was $4,578,105,000.
The number of shares of common stock outstanding as of February 12, 2015 was 132,216,969.
DOCUMENTS INCORPORATED BY REFERENCE:
Registrant incorporates by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K portions of National Retail Properties, Inc.’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A. The definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Real Estate Assets
NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and are primarily held for investment (“Properties” or “Property Portfolio,” and each individually, a "Property"). As of December 31, 2014, NNN owned 2,054 Properties with an aggregate gross leasable area of approximately 22,479,000 square feet, located in 47 states, with a weighted average remaining lease term of 12 years. Approximately 99 percent of the Properties were leased as of December 31, 2014.
Competition
NNN generally competes with numerous other REITs, commercial developers, real estate limited partnerships and other investors including but not limited to insurance companies, pension funds and financial institutions that own, manage, finance or develop retail and net leased properties.
Employees
As of January 30, 2015, NNN employed 64 associates.
Other Information
NNN’s executive offices are located at 450 S. Orange Avenue, Suite 900, Orlando, Florida 32801, and its telephone number is (407) 265-7348. NNN has a website at www.nnnreit.com where NNN’s filings with the Securities and Exchange Commission (the “Commission”) can be downloaded free of charge.
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

Business Strategies and Policies
The following is a discussion of NNN’s operating strategy and certain of its investment, financing and other policies. These strategies and policies have been set by management and the Board of Directors and, in general, may be amended or revised from time to time by management and the Board of Directors without a vote of NNN’s stockholders.
Operating Strategies
NNN’s strategy is to invest primarily in retail real estate that is typically well located within each local market for its tenants’ retail lines of trade. Management believes that these types of properties, generally leased pursuant to triple-net leases, provide attractive opportunities for a stable current return and the potential for increased returns and capital appreciation. Triple-net leases typically require the tenant to pay property operating expenses such as insurance, utilities, repairs, maintenance, capital expenditures and real estate taxes and assessments. Initial lease terms are generally 15 to 20 years.
NNN holds real estate assets until it determines that the sale of such an asset is advantageous in view of NNN’s investment objectives. In deciding whether to sell a real estate asset, NNN may consider factors such as potential capital appreciation, net cash flow, tenant credit quality, tenant's line of trade, market lease rates, local market conditions, potential use of sale proceeds and federal income tax considerations.
NNN’s management team focuses on certain key indicators to evaluate the financial condition and operating performance of NNN. These key indicators include the composition of the Property Portfolio (such as tenant, geographic and line of trade diversification), the occupancy rate of the Property Portfolio, certain financial performance ratios and profitability measures, industry trends and NNN's performance compared to that of the REIT industry.
The operating strategies employed by NNN have allowed NNN to increase the annual dividend (paid quarterly) per common share for 25 consecutive years, one of only four publicly traded REIT's to do so.
Investment in Real Estate or Interests in Real Estate
NNN’s management believes that single tenant, freestanding net lease retail properties will continue to provide attractive investment opportunities and that NNN is well suited to take advantage of these opportunities because of its experience in accessing capital markets, and its ability to source, underwrite and acquire properties.
In evaluating a particular acquisition, management may consider a variety of factors, including:

•	the location, visibility and accessibility of the property,

•
the geographic area and demographic characteristics of the community, as well as the local real estate market, including potential for growth, market rents, and existing or potential competing properties or retailers,

•	the size, age and title status of the property,

•	the purchase price,

•	the non-financial terms of the proposed acquisition,

•	the availability of funds or other consideration for the proposed acquisition and the cost thereof,

•	the compatibility of the property with NNN’s existing portfolio,

•	the quality of construction and design and the current physical condition of the property,

•	the property-level operating history,

•	the financial and other characteristics of the existing tenant,

•	the tenant’s business plan, operating history and management team,

•	the tenant’s industry,

•	the terms of any existing leases,

•	the rent to be paid by the tenant,

•	the potential for, and current extent of, any environmental problems, and

•	any existing indebtedness encumbering the property which may be assumed or incurred in connection with acquiring or refinancing these investments.
NNN intends to engage in future investment activities in a manner that is consistent with the maintenance of its status as a REIT for federal income tax purposes. Additionally, NNN does not intend to engage in activities that will make NNN an investment company under the Investment Company Act of 1940, as amended.

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
NNN typically funds its short-term liquidity requirements including investments in additional retail properties with cash from its $650,000,000 unsecured revolving credit facility (“Credit Facility”). As of December 31, 2014, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2014, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 33 percent and the ratio of secured indebtedness to total gross assets was less than one-percent. The ratio of total debt to total market capitalization was approximately 24 percent. Certain financial agreements contain covenants that limit NNN’s ability to incur debt under certain circumstances.
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
Property Portfolio
As of December 31, 2014, NNN owned 2,054 Properties with an aggregate gross leasable area of approximately 22,479,000 square feet, located in 47 states, with a weighted average remaining lease term of 12 years. Approximately 99 percent of total Properties were leased as of December 31, 2014.
The following table summarizes the Property Portfolio as of December 31, 2014 (in thousands):

	Size(1)			Acquisition Cost(2)
	High	Low	Average	High	Low	Average
Land	2,223	2	98	$8,882	$5	$894
Building	142	1	11	29,373	19	1,717

(1)	Approximate square feet.

(2)	Costs vary depending upon size, local market conditions and other factors.

As of December 31, 2014, NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments are outlined in the table below (dollars in thousands):

Number of properties	26
Total commitment(1)	$110,081
Amount funded	$57,465
Remaining commitment	$52,616

(1)	Includes land, construction costs, tenant improvements and lease costs.
Leases
The following is a summary of the general structure of the leases in the Property Portfolio, although the specific terms of each lease can vary. Generally, the Property leases provide for initial terms of 15 to 20 years. As of December 31, 2014, the weighted average remaining lease term of the Property Portfolio was approximately 12 years. The Properties are generally leased under net leases, pursuant to which the tenant typically bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. NNN's leases provide for annual base rental payments (payable in monthly installments) ranging from $1,000 to $2,656,000 (average of $211,000), and generally provide for limited increases in rent as a result of fixed increases, increases in the Consumer Price Index (“CPI”), and/or, to a lesser extent, increases in the tenant’s sales volume.
Generally, NNN's leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions provided under the initial lease term. Some of the leases also provide that in the event NNN wishes to sell the Property subject to that lease, NNN first must offer the lessee the right to purchase the Property on the same terms and conditions as any offer which NNN intends to accept for the sale of the Property.
The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2014:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2015	1.2%	30	384,000	2021	4.4%	102	1,005,000
2016	1.5%	31	558,000	2022	6.4%	95	1,171,000
2017	3.2%	49	1,074,000	2023	3.0%	55	946,000
2018	6.9%	182	1,643,000	2024	2.9%	50	771,000
2019	3.4%	74	1,030,000	Thereafter	63.2%	1,236	11,950,000
2020	3.9%	112	1,406,000

(1)	Based on annualized base rent for all leases in place as of December 31, 2014.

(2)	Approximate square feet.

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2014	2013	2012
1.	Convenience stores	18.0%	19.7%	19.8%
2.	Restaurants - full service	9.1%	9.7%	10.7%
3.	Automotive service	7.2%	7.6%	7.6%
4.	Restaurants - limited service	6.5%	5.5%	5.2%
5.	Theaters	5.2%	4.5%	4.7%
6.	Family entertainment centers	5.1%	2.3%	2.1%
7.	Automotive parts	4.7%	5.1%	5.6%
8.	Health and fitness	3.9%	4.3%	3.7%
9.	Banks	3.7%	4.1%	0.2%
10.	Sporting goods	3.5%	3.7%	4.0%
	Other	33.1%	33.5%	36.4%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.
The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2014:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	419	20.4%
2.	Florida	168	9.7%
3.	North Carolina	130	5.5%
4.	Illinois	71	5.0%
5.	Georgia	109	4.9%
6.	Virginia	87	4.2%
7.	Indiana	84	4.0%
8.	Ohio	60	3.3%
9.	Pennsylvania	99	3.3%
10.	California	40	3.1%
	Other	787	36.6%
		2,054	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2014.
As of December 31, 2014, NNN did not have any tenant that accounted for ten percent or more of its rental income.
 Mortgages and Notes Receivable
Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2014	2013
Mortgages and notes receivable	$10,974	$16,942
Accrued interest receivable	101	177
	$11,075	$17,119

Commercial Mortgage Residual Interests
NNN holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is reported at fair value; unrealized gains or losses are reported as other comprehensive income in stockholders’ equity, and other than temporary losses as a result of a change in timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment. The Residuals had an estimated fair value of $11,626,000 and $11,721,000 at December 31, 2014 and 2013, respectively.
Governmental Regulations Affecting Properties
Property Environmental Considerations.  Subject to a determination of the level of risk and potential cost of remediation, NNN may acquire a property where some level of environmental contamination may exist. Investments in real property create a potential for substantial environmental liability for the owner of such property from the presence or discharge of hazardous materials on the property or the improper disposal of hazardous materials emanating from the property, regardless of fault. In order to mitigate exposure to environmental liability, NNN maintains an environmental insurance policy that covers substantially all of the properties which expires in August 2018. As a part of its acquisition due diligence process, NNN obtains an environmental site assessment for each property. In such cases where NNN intends to acquire real estate where some level of contamination may exist, NNN generally requires the seller or tenant to (i) remediate the problem, (ii) indemnify NNN for environmental liabilities, and/or (iii) agree to other arrangements deemed appropriate by NNN, including, under certain circumstances, the purchase of environmental insurance to address environmental conditions at the property.
As of February 13, 2015, NNN has 69 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
Americans with Disabilities Act of 1990.  The Properties, as commercial facilities, are required to comply with Title III of the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). Investigation of a property may reveal non-compliance with the ADA. The tenants will typically have primary responsibility for complying with the ADA, but NNN may incur costs if the tenant does not comply. As of February 13, 2015, NNN has not been notified by any governmental authority of, nor is NNN’s management aware of, any non-compliance with the ADA that NNN’s management believes would have a material adverse effect on its business, financial position or results of operations.
Other Regulations.  State and local fire, life-safety and similar entities regulate the use of the Properties. NNN’s leases generally require each tenant to undertake primary responsibility for complying with regulations, but failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties.

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
There can be no assurance that actions of the United States Government, the Federal Reserve or other government and regulatory bodies intended to stabilize the economy or financial markets will achieve their intended effect. Additionally, some of these actions may adversely affect financial institutions, capital providers, retailers, consumers, NNN’s financial condition, NNN's results of operations or the trading price of NNN’s shares.

Potential consequences of challenging and volatile financial and economic conditions include:

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

•	the recognition of impairment charges on or reduced values of NNN’s Properties, which may adversely affect NNN's results of operations;

•	reduced values of the Properties may limit NNN's ability to dispose of assets at attractive prices and reduce the availability of buyer financing; and

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
NNN may be unable to obtain capital on favorable terms, if at all, to further its business objectives or meet its existing obligations. Nearly all of NNN’s debt, including the Credit Facility, is subject to balloon principal payments due at maturity. These maturities range between 2015 and 2024. NNN's ability to make these scheduled principal payments may be adversely impacted by NNN’s inability to extend or refinance the Credit Facility, the inability to dispose of assets at an attractive price or the inability to obtain additional debt or equity capital. Capital that may be available may be materially more expensive or available under terms that are materially more restrictive which would have an adverse impact on NNN’s business, financial condition or results of operations.
Tenants loss of revenues could reduce NNN’s cash flow.
NNN's tenants encounter significant macroeconomic, governmental and competitive forces. Adverse changes in consumer spending or consumer preferences for particular goods, services or store based retailing or the expansion of e-commerce could severely impact their ability to pay rent. The default, financial distress, bankruptcy or liquidation of one or more of NNN’s tenants could cause substantial vacancies in the Property Portfolio. Vacancies reduce NNN’s revenues, increase property expenses and could decrease the value of each such vacant Property. Upon the expiration of a lease, the tenant may choose not to renew the lease and/or NNN may not be able to re-lease the vacant Property at a comparable lease rate or without incurring additional expenditures in connection with such renewal or re-leasing.
A significant portion of the source of the Property Portfolio annual base rent is concentrated in specific industry classifications, tenants and in specific geographic locations.
As of December 31, 2014, approximately,

•	46.0% of the Property Portfolio annual base rent is generated from five retail lines of trade, including convenience stores (18.0%) and full-service restaurants (9.1%),

•
22.8% of the Property Portfolio annual base rent is generated from five tenants, including Energy Transfer Partners (Sunoco) (6.5%), Mister Car Wash (4.6%), Pantry (4.0%), 7-Eleven (3.9%) and LA Fitness (3.8%), and

•	45.5% of the Property Portfolio annual base rent is generated from five states, including Texas (20.4%) and Florida (9.7%).
Any financial hardship and/or economic changes in these lines of trade, tenants or states could have an adverse effect on NNN’s results of operations.

Owning real estate and indirect interests in real estate carries inherent risks.
NNN’s economic performance and the value of its real estate assets are subject to the risk that if the Properties do not generate revenues sufficient to meet its operating expenses, including debt service, NNN’s cash flow and ability to pay distributions to its shareholders will be adversely affected. As a real estate company, NNN is susceptible to the following real estate industry risks, which are beyond its control:

•	changes in national, regional and local economic conditions and outlook,

•	decreases in consumer spending and retail sales or adverse changes in consumer preferences for particular goods, services or store based retailing,

•	economic downturns in the areas where the Properties are located,

•	adverse changes in local real estate market conditions, such as an oversupply of space, reduction in demand for space, intense competition for tenants, or a demographic change,

•	changes in tenant or consumer preferences that reduce the attractiveness of the Properties to tenants,

•	changes in zoning, regulatory restrictions, or tax laws, and

•	changes in interest rates or availability of financing.
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
NNN cannot predict what other laws or regulations will be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect NNN or its Properties, including, but not limited to environmental laws and regulations. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require NNN, its retail tenants, or consumers to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on NNN’s results of operation.
NNN may be subject to known or unknown environmental liabilities and hazardous materials on Properties owned by NNN.
There may be known or unknown environmental liabilities associated with properties owned or acquired in the future by NNN. Certain particular uses of some properties may also have a heightened risk of environmental liability because of the hazardous materials used in performing services on those properties, such as convenience stores with underground petroleum storage tanks or auto parts and auto service businesses using petroleum products, paint and machine solvents. Some of the Properties may contain asbestos or asbestos-containing materials, or may contain or may develop mold or other bio-contaminants. Asbestos-containing materials must be handled, managed and removed in accordance with applicable governmental laws, rules and regulations. Mold and other bio-contaminants can produce airborne toxins, may cause a variety of health issues in individuals and must be remediated in accordance with applicable governmental laws, rules and regulations.
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

As of February 13, 2015, NNN has 69 Properties currently under some level of environmental remediation and/or monitoring. In general, the seller, a previous owner, the tenant or an adjacent land owner is responsible for the cost of the environmental remediation for each of these Properties.
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
NNN’s development activities are subject to, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory approvals, the cost and timely completion of construction (including risks from factors beyond NNN’s control, such as weather or labor conditions or material shortages), the risk of finding tenants for the properties and the ability to obtain both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken or provide a tenant the opportunity to reduce rent or terminate a lease. Any of these situations may delay or eliminate proceeds or cash flows NNN expects from these projects, which could have an adverse effect on NNN’s financial condition.
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
As of December 31, 2014, the Residuals had a carrying value of $11,626,000. The value of these Residuals is based on assumptions to determine their fair value. These assumptions include, but are not limited to, discount rate, loan loss, prepayment speed and interest rate assumptions to determine their fair value. If actual experience differs materially from these assumptions, the actual future cash flow could be less than expected and the value of the Residuals, as well as NNN’s earnings, could decline.
NNN may suffer a loss in the event of a default or bankruptcy of a borrower.
As of December 31, 2014, mortgages and notes receivables had an outstanding principal balance of $10,974,000. If a borrower defaults on a mortgage or other loan made by NNN, and does not have sufficient assets to satisfy the loan, NNN may suffer a loss of principal and interest. In the event of the bankruptcy of a borrower, NNN may not be able to recover against all or any of the assets of the borrower, or the collateral may not be sufficient to satisfy the balance due on the loan. In addition, certain of NNN’s loans may be subordinate to other debt of a borrower. These investments are typically loans secured by a borrower’s pledge of its ownership interests in the entity that owns the real estate or other assets and are typically subordinated to senior loans encumbering the underlying real estate or assets. Subordinated positions are generally subject to a higher risk of nonpayment of principal and interest than the more senior loans. If a borrower defaults on the debt senior to NNN’s loan, or in the event of the bankruptcy of a borrower, NNN’s loan will be satisfied only after the borrower’s senior creditors’ claims are satisfied. Where debt senior to NNN’s loans exists, the presence of intercreditor arrangements may limit NNN’s ability to amend loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy proceedings and litigation can significantly increase the time needed for NNN to acquire underlying collateral, if any, in the event of a default, during which time the collateral may decline in value. In addition, there are significant costs and delays associated with the foreclosure process.
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
The Properties are generally covered by comprehensive liability, fire, and extended insurance coverage. NNN believes that the insurance carried on its properties is adequate and in accordance with industry standards. There are, however, types of losses (such as from hurricanes, earthquakes or other types of natural disasters or wars or other acts of violence) which may be uninsurable, or the cost of insuring against these losses may not be economically justifiable. If an uninsured loss occurs or a loss exceeds policy limits, NNN could lose both its invested capital and anticipated revenues from the property, thereby reducing NNN’s cash flow and asset value.

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
As of December 31, 2014, NNN owned 29 vacant, un-leased Properties, which accounted for approximately one percent of total Properties. NNN is actively marketing these properties for sale or lease but may not be able to sell or lease these properties on favorable terms or at all. The lost revenues and increased property expenses resulting from the rejection by any bankrupt tenant of any of their respective leases with NNN could have a material adverse effect on the liquidity and results of operations of NNN if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of February 13, 2015, less than one percent of the total gross leasable area of the Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and have the right to reject or affirm their leases with NNN.
The amount of debt NNN has and the restrictions imposed by that debt could adversely affect NNN’s business and financial condition.
As of December 31, 2014, NNN had outstanding debt including mortgages payable of $26,339,000, total unsecured notes payable of $1,714,715,000 and zero outstanding on the Credit Facility. NNN’s organizational documents do not limit the level or amount of debt that it may incur. If NNN incurs additional indebtedness and permits a higher degree of leverage, debt service requirements would increase and could adversely affect NNN’s financial condition and results of operations, as well as NNN’s ability to pay principal and interest on the outstanding indebtedness or cash dividends to its stockholders. In addition, increased leverage could increase the risk that NNN may default on its debt obligations.
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
As of December 31, 2014, NNN had approximately $1,741,054,000 of outstanding indebtedness, of which approximately $26,339,000 was secured indebtedness. NNN’s unsecured debt instruments contain various restrictive covenants which include, among others, provisions restricting NNN’s ability to:

•	incur or guarantee additional debt,

•	make certain distributions, investments and other restricted payments,

•	enter into transactions with certain affiliates,

•	create certain liens,

•	consolidate, merge or sell NNN’s assets, and

•	pre-pay debt.
NNN’s secured debt instruments generally contain customary covenants, including, among others, provisions:

•	requiring the maintenance of the property securing the debt,

•	restricting its ability to sell, assign or further encumber the properties securing the debt,

•	restricting its ability to incur additional debt on the property securing the debt,

•	restricting its ability to amend or modify existing leases on the property securing the debt, and

•	establishing certain prepayment restrictions.
In addition, NNN’s debt instruments may contain cross-default provisions, in which case a default of NNN under one debt instrument will be a default of NNN under multiple or all debt instruments of NNN.
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

NNN’s failure to qualify as a REIT for federal income tax purposes could result in significant tax liability.
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
Even if NNN remains qualified for taxation as a REIT, NNN is subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Any of these taxes would decrease earnings and cash available for distribution to stockholders. In addition, in order to meet the REIT qualification requirements, NNN holds some of its assets through the TRS.
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
To maintain its status as a REIT for U.S. federal income tax purposes, NNN must meet certain requirements on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts NNN distributes to its stockholders and the ownership of its shares. NNN may also be required to make distributions to its stockholders when it does not have funds readily available for distribution or at times when NNN’s funds are otherwise needed to fund expenditures or debt service requirements. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, so long as it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2014, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If NNN fails to maintain the adequacy of its internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, NNN may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control over financial reporting, particularly those related to revenue recognition, are necessary for NNN to produce reliable financial reports and to maintain its qualification as a REIT and are important in helping to prevent financial fraud. If NNN cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, REIT qualification could be jeopardized, investors could lose confidence in the Company’s reported financial information, impair the company's access to capital, and the trading price of NNN’s shares could drop significantly.
NNN’s ability to pay dividends in the future is subject to many factors.
NNN’s ability to pay dividends may be impaired if any of the risks described in this section were to occur. In addition, payment of NNN’s dividends depends upon NNN’s earnings, financial condition, maintenance of NNN’s REIT status and other factors as NNN’s Board of Directors may deem relevant from time to time.
Cybersecurity risks and cyber incidents could adversely affect NNN's business and disrupt operations and expose NNN to liabilities to tenants, employees, capital providers, and other third parties.

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
The common stock of NNN currently is traded on the NYSE under the symbol “NNN.” Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the five year period commencing December 31, 2009 and ending December 31, 2014. The graph assumes an investment of $100 on December 31, 2009.
Comparison to Five-Year Cumulative Total Return
Indexed Total Return
(As of December 31, 2014)

Index Value
250
225
200
175
150
125
100
75
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
S&P
NAREIT
NNN

Set forth below is a line graph comparing the cumulative total stockholder return on NNN’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts Equity Index (“NAREIT”) and the S&P 500 Index (“S&P”) for the fifteen year period commencing December 31, 1999 and ending December 31, 2014. The graph assumes an investment of $100 on December 31, 1999.
Comparison to Fifteen-Year Cumulative Total Return
Indexed Total Return
(As of December 31, 2014)

Index Value
1,200
1,000
800
600
400
200
0
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
S&P
NAREIT
NNN

For each calendar quarter and year indicated, the following table reflects respective high, low and closing sales prices for the common stock as quoted by the NYSE and the dividends paid per share in each such period.

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
High	$36.35	$37.65	$38.04	$40.49	$40.49
Low	30.08	32.94	34.34	34.42	30.08
Close	34.32	37.19	34.57	39.37	39.37
Dividends paid per share	0.405	0.405	0.420	0.420	1.650

2013
High	$36.18	$41.98	$37.74	$35.51	$41.98
Low	31.43	31.31	30.06	30.01	30.01
Close	36.17	34.40	31.82	30.33	30.33
Dividends paid per share	0.395	0.395	0.405	0.405	1.600
The following table presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2014		2013

Ordinary dividends	$1.306992	79.2116%	$1.224568	76.5355%
Qualified dividends	0.006212	0.3765%	0.056784	3.5490%
Capital gain	0.008603	0.5214%	—	—
Unrecaptured Section 1250 Gain	0.015362	0.9310%	0.000650	0.0406%
Nontaxable distributions	0.312831	18.9595%	0.317998	19.8749%
	$1.650000	100.0000%	$1.600000	100.0000%

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
In February 2015, NNN paid dividends to its stockholders of $55,314,000, or $0.42 per share, of common stock.
On January 30, 2015, there were 1,852 stockholders of record of NNN's common stock.
In February 2015, NNN declared a dividend on its Series D and E Preferred Stock of 41.40625 and 35.62500 cents per depositary share, respectively, payable March 16, 2015.

Item 6.	Selected Financial Data
Historical Financial Highlights
(dollars in thousands, except per share data)

	2014	2013	2012	2011	2010
Gross revenues(1)	$435,248	$397,006	$342,059	$271,696	$237,062
Earnings from continuing operations	179,777	154,006	132,388	84,463	64,231
Earnings including noncontrolling interests	191,170	160,085	141,937	92,416	73,353
Net earnings attributable to NNN	190,601	160,145	142,015	92,325	72,997
Total assets	4,926,714	4,454,523	3,988,026	3,435,043	2,713,575
Total debt	1,741,054	1,570,059	1,586,964	1,339,109	1,133,685
Total stockholders’ equity	3,082,515	2,777,045	2,296,285	2,002,498	1,527,483
Cash dividends declared to:
Common stockholders	204,157	189,107	167,495	133,720	125,391
Series C preferred stockholders	—	—	1,979	6,785	6,785
Series D preferred stockholders	19,047	19,047	15,449	—	—
Series E preferred stockholders	16,387	8,876	—	—	—
Weighted average common shares:
Basic	124,257,558	118,204,148	106,965,156	88,100,076	82,715,645
Diluted	124,710,226	119,864,824	109,117,515	88,837,057	82,849,362
Per share information:
Earnings from continuing operations:
Basic	$1.24	$1.06	$1.04	$0.88	$0.69
Diluted	1.24	1.05	1.02	0.87	0.69
Net earnings:
Basic	1.24	1.11	1.13	0.96	0.80
Diluted	1.24	1.10	1.11	0.96	0.80
Cash dividends declared to:
Common stockholders	1.65	1.60	1.56	1.53	1.51
Series C preferred depositary stockholders	—	—	0.537760	1.843750	1.843750
Series D preferred depositary stockholders	1.656250	1.656250	1.343403	—	—
Series E preferred depositary stockholders	1.425000	0.771875	—	—	—
Other data:
Cash flows provided by (used in):
Operating activities	$296,733	$274,421	$228,130	$177,728	$187,914
Investing activities	(541,558)	(568,040)	(601,759)	(752,068)	(220,260)
Financing activities	253,944	293,028	373,623	574,374	19,169
Funds from operations – available to common stockholders(2)	260,977	229,518	193,682	139,834	108,625

(1)
Gross revenues include revenues from NNN’s continuing and discontinued operations. Prior to January 1, 2014, in accordance with FASB guidance on Accounting for the Impairment or Disposal of Long-Lived Assets, NNN classified the revenues related to (i) all Properties which generated revenue that were sold and a leasehold interest which expired and (ii) all Properties which generated revenue and were held for sale at December 31, 2013, as discontinued operations. Effective January 1, 2014, NNN has early adopted ASU 2014-08. Therefore, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any Property disposal or Property classified as held for sale as of December 31, 2013, as discontinued operations prospectively.

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

Funds From Operations (FFO) Reconciliation
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
The following table reconciles FFO to the most directly comparable GAAP measure, net earnings for the years ended December 31:

	2014	2013	2012	2011	2010
Reconciliation of funds from operations:
Net earnings attributable to NNN’s stockholders	$190,601	$160,145	$142,015	$92,325	$72,997
Series C preferred stock dividends	—	—	(1,979)	(6,785)	(6,785)
Series D preferred stock dividends	(19,047)	(19,047)	(15,449)	—	—
Series E preferred stock dividends	(16,387)	(8,876)	—	—	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	(3,098)	—	—
Net earnings available to common stockholders	155,167	132,222	121,489	85,540	66,212
Real estate depreciation and amortization:
Continuing operations	115,888	99,048	73,685	52,270	41,680
Discontinued operations	3	343	1,381	1,866	2,129
Joint venture real estate depreciation	—	—	112	176	178
Joint venture gain on disposition of real estate	—	—	(2,341)	—	—
Gain on disposition of real estate, net of tax and noncontrolling interest	(10,904)	(5,442)	(10,956)	(449)	(1,574)
Impairment losses – real estate	823	3,347	10,312	431	—
FFO available to common stockholders	$260,977	$229,518	$193,682	$139,834	$108,625
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
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio,” or each individually, a "Property").
As of December 31, 2014, NNN owned 2,054 Properties, with an aggregate gross leasable area of approximately 22,479,000 square feet, located in 47 states, with a weighted average remaining lease term of 12 years. Approximately 99 percent of the Properties were leased as of December 31, 2014.
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
NNN reviews the creditworthiness of its current and prospective tenants. This evaluation includes reviewing available financial statements, press releases, public credit ratings from major credit rating agencies, industry news publications, financial market data (debt and equity pricing), and developing a thorough understanding of the tenant's business and operations, including periodically meeting with senior management of certain tenants.
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.
As of the years ended December 31, 2014, 2013 and 2012, the Property Portfolio has remained at least 98 percent leased. The average remaining lease term of the Property Portfolio was 12 years, and has remained fairly constant over the past three years which, coupled with its net lease structure, provides enhanced probability of maintaining occupancy and operating earnings.

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
Purchase Accounting for Acquisition of Real Estate Subject to a Lease.  In accordance with the Financial Accounting Standards Board ("FASB") guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, value of in-place leases, and based in each case on their fair values. Acquisition and closing costs incurred on the acquisition of real estate with an in-place lease is expensed as incurred and recorded as real estate acquisition costs.
Impairment  –  Real Estate.  Based upon certain events or changes in circumstances, management periodically assesses its Properties for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions or the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management determines whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying value of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less costs to sell.
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
NNN's real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the Property, generally including property taxes, insurance, maintenance, utilities, repairs and capital expenditures. The leases are accounted for using either the operating or the direct financing method. Such methods are described below:
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
New Accounting Pronouncements.  Refer to Note 1 of the December 31, 2014, Consolidated Financial Statements.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio as of December 31:

	2014	2013	2012
Properties Owned:
Number	2,054	1,860	1,622
Total gross leasable area (square feet)	22,479,000	20,402,000	19,168,000
Properties:
Leased or operated, and unimproved land	2,025	1,827	1,588
Percent of Properties – leased or operated, and unimproved land	99%	98%	98%
Weighted average remaining lease term (years)	12	12	12
Total gross leasable area (square feet) – leased or operated	21,938,000	19,872,000	18,524,000

The following table summarizes the lease expirations, assuming none of the tenants exercise renewal options, of the Property Portfolio for each of the next 10 years and then thereafter in the aggregate as of December 31, 2014:

	% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)		% of Annual Base Rent(1)	# of Properties	Gross Leasable Area(2)
2015	1.2%	30	384,000	2021	4.4%	102	1,005,000
2016	1.5%	31	558,000	2022	6.4%	95	1,171,000
2017	3.2%	49	1,074,000	2023	3.0%	55	946,000
2018	6.9%	182	1,643,000	2024	2.9%	50	771,000
2019	3.4%	74	1,030,000	Thereafter	63.2%	1,236	11,950,000
2020	3.9%	112	1,406,000

(1)	Based on the annualized base rent for all leases in place as of December 31, 2014.

(2)	Approximate square feet.
The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent(1)
	Top 10 Lines of Trade	2014	2013	2012
1.	Convenience stores	18.0%	19.7%	19.8%
2.	Restaurants - full service	9.1%	9.7%	10.7%
3.	Automotive service	7.2%	7.6%	7.6%
4.	Restaurants - limited service	6.5%	5.5%	5.2%
5.	Theaters	5.2%	4.5%	4.7%
6.	Family entertainment centers	5.1%	2.3%	2.1%
7.	Automotive parts	4.7%	5.1%	5.6%
8.	Health and fitness	3.9%	4.3%	3.7%
9.	Banks	3.7%	4.1%	0.2%
10.	Sporting goods	3.5%	3.7%	4.0%
	Other	33.1%	33.5%	36.4%
		100.0%	100.0%	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31 of the respective year.

The following table summarizes the diversification of the Property Portfolio by state as of December 31, 2014:

	State	# of Properties	% of Annual Base Rent(1)
1.	Texas	419	20.4%
2.	Florida	168	9.7%
3.	North Carolina	130	5.5%
4.	Illinois	71	5.0%
5.	Georgia	109	4.9%
6.	Virginia	87	4.2%
7.	Indiana	84	4.0%
8.	Ohio	60	3.3%
9.	Pennsylvania	99	3.3%
10.	California	40	3.1%
	Other	787	36.6%
		2,054	100.0%

(1)	Based on annualized base rent for all leases in place as of December 31, 2014.

Property Acquisitions.  The following table summarizes the Property acquisitions for each of the years ended December 31 (dollars in thousands):

	2014	2013	2012
Acquisitions:
Number of Properties	221	275	232
Gross leasable area (square feet)	2,417,000	1,652,000	2,955,000
Initial cash yield	7.5%	7.8%	8.3%
Total dollars invested(1)	$618,145	$629,896	$707,233

(1)	Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") or by issuing its debt or equity securities in the capital markets.
Property Dispositions.  The following table summarizes the Properties sold by NNN for each of the years ended December 31 (dollars in thousands):

	2014	2013	2012
Number of properties	27	35	34
Gross leasable area (square feet)	317,000	360,000	211,000
Net sales proceeds	$55,378	$61,000	$81,120
Gain, net of income tax expense (1)	$11,424	$5,595	$10,956
Cap rate	7.2%	7.5%	8.2%
(1) Amounts include deferred gains on previously sold properties.
NNN typically uses the proceeds from Property sales either to pay down the Credit Facility or reinvest in real estate.

Analysis of Revenue from Continuing Operations
General.  During the year ended December 31, 2014, NNN’s rental income increased primarily due to the increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to existing lease terms.
The following summarizes NNN’s revenues from continuing operations (dollars in thousands):

	2014	2013	2012	Percent of Total			2014 Versus 2013 Percent	2013 Versus 2012 Percent

				2014	2013	2012
Rental Income(1)	$416,842	$376,424	$315,913	95.9%	95.6%	95.0%	10.7%	19.2%
Real estate expense reimbursement from tenants	13,875	13,340	11,817	3.2%	3.4%	3.5%	4.0%	12.9%
Interest and other income from real estate transactions	2,296	1,471	2,243	0.5%	0.4%	0.7%	56.1%	(34.4)%
Interest income on commercial mortgage residual interests	1,834	2,290	2,673	0.4%	0.6%	0.8%	(19.9)%	(14.3)%
Total revenues from continuing operations	$434,847	$393,525	$332,646	100.0%	100.0%	100.0%	10.5%	18.3%

(1)	Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Comparison of Revenues from Continuing Operations – 2014 versus 2013
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2014 as compared to the same period in 2013. The increase for the year ended December 31, 2014, is primarily due to a partial year of Rental Income received as a result of the acquisition of 221 properties with aggregate gross leasable area of approximately 2,417,000 during 2014 and a full year of Rental Income received as a result of the acquisition of 275 properties with a gross leasable area of approximately 1,652,000 square feet in 2013. In addition, the increase was partially offset by a $613,000 decrease in lease termination fees for the year ended December 31, 2014, as compared to December 31, 2013.
Real Estate Expense Reimbursement from Tenants.  Real estate expense reimbursements from tenants increased for the year ended December 31, 2014, as compared to the same period in 2013, but decreased as a percentage of total revenues from continuing operations for the same period. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2013 and a partial year of reimbursements from certain newly acquired properties in 2014.
Comparison of Revenues from Continuing Operations – 2013 versus 2012
Rental Income.  Rental Income increased in amount and as a percent of the total revenues from continuing operations for the year ended December 31, 2013 as compared to the same period in 2012. The increase for the year ended December 31, 2013, is primarily due to a partial year of Rental Income received as a result of the acquisition of 275 properties with aggregate gross leasable area of approximately 1,652,000 square feet during 2013 and a full year of Rental Income received as a result of the acquisition of 232 properties with a gross leasable area of approximately 2,955,000 square feet in 2012. In addition, lease termination fees increased $597,000 for the year ended December 31, 2013, as compared to December 31, 2012.
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

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased primarily due to an increase in depreciation expense and an increase in general and administrative expense, but was partially offset by a decrease in impairments during the year ended December 31, 2014, as compared to the same period in 2013. The following summarizes NNN’s expenses from continuing operations (dollars in thousands):

	2014	2013	2012
General and administrative	$32,518	$31,095	$31,828
Real estate	18,905	18,497	17,425
Depreciation and amortization	116,162	99,274	73,806
Impairment – commercial mortgage residual interests valuation	256	1,185	2,812
Impairment losses and other charges, net of recoveries	760	3,580	3,899
Total operating expenses	$168,601	$153,631	$129,770

Interest and other income	$(357)	$(1,493)	$(2,232)
Interest expense	85,510	85,822	83,787
Real estate acquisition costs	1,391	1,485	364
Total other expenses (revenues)	$86,544	$85,814	$81,919

	Percentage of Total Operating Expenses			Percentage of Revenues from Continuing Operations			2014 Versus 2013 Percent	2013 Versus 2012 Percent
	2014	2013	2012	2014	2013	2012
General and administrative	19.3%	20.3%	24.5%	7.5%	7.9%	9.6%	4.6%	(2.3)%
Real estate	11.2%	12.0%	13.4%	4.3%	4.7%	5.2%	2.2%	6.2%
Depreciation and amortization	68.9%	64.6%	56.9%	26.7%	25.2%	22.2%	17.0%	34.5%
Impairment – commercial mortgage residual interests valuation	0.2%	0.8%	2.2%	0.1%	0.3%	0.8%	(78.4)%	(57.9)%
Impairment losses and other charges, net of recoveries	0.4%	2.3%	3.0%	0.2%	0.9%	1.2%	(78.8)%	(8.2)%
Total operating expenses	100.0%	100.0%	100.0%	38.8%	39.0%	39.0%	9.7%	18.4%

Interest and other income	(0.4)%	(1.7)%	(2.7)%	(0.1)%	(0.4)%	(0.7)%	(76.1)%	(33.1)%
Interest expense	98.8%	100.0%	102.3%	19.7%	21.8%	25.2%	(0.4)%	2.4%
Real estate acquisition costs	1.6%	1.7%	0.4%	0.3%	0.4%	0.1%	(6.3)%	308.0%
Total other expenses (revenues)	100.0%	100.0%	100.0%	19.9%	21.8%	24.6%	0.9%	4.8%

Comparison of Expenses from Continuing Operations – 2014 versus 2013
General and Administrative Expenses.  General and administrative expenses increased for the year ended December 31, 2014, as compared to the same period in 2013, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase in general and administrative expenses for the year ended December 31, 2014, is primarily attributable to an increase in incentive compensation.
Real Estate.  Real estate expenses increased for the year ended December 31, 2014, as compared to the same period in 2013, but decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The increase is primarily due to the increase in tenant reimbursable expenses related to a partial year of reimbursable expenses from certain properties acquired in 2014 and a full year of reimbursable expenses from certain properties acquired in 2013. Additionally, real estate expenses incurred on vacant properties increased for the year ended December 31, 2014. The increase was partially offset by a decrease in real estate expenses that are not reimbursable by the tenant for the year ended December 31, 2014, as compared to the same period in 2013.

Depreciation and Amortization.  Depreciation and amortization expenses increased in amount and as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase in expenses is primarily due to the acquisition of 221 properties with an aggregate gross leasable area of approximately 2,417,000 square feet in 2014 and 275 properties with an aggregate gross leasable area of approximately 1,652,000 square feet during 2013.
Interest Expense.  Interest expense decreased for the year ended December 31, 2014, as compared to the same period in 2013, and decreased as a percentage of revenues from continuing operations and as a percentage of total operating expenses.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in April 2013 of $350,000,000 principal amount of notes payable with a maturity of April 2023, and stated interest rate of 3.300%;

(ii)	the settlement of $223,035,000 principal amount of 5.125% convertible notes payable in 2013;

(iii)	the issuance in May 2014 of $350,000,000 principal amount of notes payable with a maturity of June 2024, and stated interest rate of 3.900%;

(iv)	the repayment in June 2014 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.250%;

(v)	the assumption of a mortgage in September 2014 of $2,824,000 in connection with a Property acquisition with an interest rate of 6.400%;

(vi)	the assumption of a mortgage in November 2014 of $14,430,000 in connection with a Property acquisition with an interest rate of 5.230%; and

(vii)	the increase of $15,188,000 in the weighted average debt outstanding on the Credit Facility for the year ended December 31, 2014, as compared to the same period in 2013.
Comparison of Expenses from Continuing Operations – 2013 versus 2012
General and Administrative Expenses.  General and administrative expenses decreased for the year ended December 31, 2013, as compared to the same period in 2012, and decreased both as a percentage of total operating expenses and as a percentage of revenues from continuing operations. The decrease in general and administrative expenses for the year ended December 31, 2013, is primarily attributable to a decrease in incentive compensation.
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
Depreciation and Amortization.  Depreciation and amortization expenses increased as a percentage of total operating expenses and increased as a percentage of revenues from continuing operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in expenses is primarily due to the acquisition of 275 properties with an aggregate gross leasable area of approximately 1,652,000 square feet in 2013 and 232 properties with an aggregate gross leasable area of approximately 2,955,000 square feet during 2012.
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
Discontinued Operations
Earnings. Effective January 1, 2014, NNN has early adopted the FASB issued Accounting Standards Update ("ASU") 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. ASU 2014-08 requires the Company to continue to classify any Property disposal or Property classified as held for sale as of December 31, 2013, as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of December 31, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.
The following table summarizes the earnings before income tax expense from discontinued operations for the years ended December 31 (dollars in thousands):

	2014				2013				2012
	# of Sold Properties	Gain		Earnings	# of Sold Properties	Gain		Earnings	# of Sold Properties	Gain		Earnings
Properties	2	$155	(1)	$124	35	$6,272	(1)	$5,972	34	$10,956	(1)	$9,549
Noncontrolling interests	—	—		—	—	(152)		(163)	—	—		(24)
	2	$155		$124	35	$6,120		$5,809	34	$10,956		$9,525
(1) Amount includes deferred gains on previously sold properties.

NNN periodically sells Properties and may reinvest the sales proceeds to purchase additional properties or pay down debt. NNN evaluates its ability to pay dividends to stockholders by considering the combined effect of income from continuing and discontinued operations.
Impairment Losses and Other Charges. NNN periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. During the years ended December 31, 2014, 2013 and 2012, NNN recognized real estate impairments on discontinued operations of $63,000, $541,000 and $6,242,000, respectively.

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
NNN expects to meet short term liquidity requirements through cash provided from operations and NNN’s Credit Facility. As of December 31, 2014, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility. NNN anticipates its long-term capital needs will be funded by the Credit Facility, cash provided from operations, the issuance of long-term debt or the issuance of common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity. However, there can be no assurance that additional financing or capital will be available, or that the terms will be acceptable or advantageous to NNN.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows for each of the years ended December 31 (in thousands):

	2014	2013	2012
Cash and cash equivalents:
Provided by operating activities	$296,733	$274,421	$228,130
Used in investing activities	(541,558)	(568,040)	(601,759)
Provided by financing activities	253,944	293,028	373,623
Increase (decrease)	9,119	(591)	(6)
Net cash at beginning of period	1,485	2,076	2,082
Net cash at end of period	$10,604	$1,485	$2,076

Cash provided by operating activities represents cash received primarily from rental income from tenants, proceeds from the disposition of certain properties and interest income less cash used for general and administrative expenses, interest expense and acquisition of certain properties. NNN’s cash flow from operating activities, net of cash used in and provided by the acquisition and disposition of certain properties, has been sufficient to pay the distributions for each period presented. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its properties. The change in cash provided by operations for the years ended December 31, 2014, 2013 and 2012, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to acquisitions and dispositions of Properties.
NNN’s financing activities for the year ended December 31, 2014, included the following significant transactions:

•	$46,400,000 in net payments to NNN's Credit Facility,

•	$346,068,000 in net proceeds from the issuance of the 3.90% notes payable in May,

•	$150,000,000 in repayment of the 6.25% notes payable in June,

•	$199,961,000 in net proceeds from the issuance of 5,462,500 shares of common stock in November,

•	$14,817,000 in net proceeds from the issuance of 422,406 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan (“DRIP”),

•	$134,919,000 in net proceeds from the issuance of 3,758,362 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$19,047,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$16,387,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$204,157,000 in dividends paid to common stockholders.
Financing Strategy.  NNN’s financing objective is to manage its capital structure effectively in order to provide sufficient capital to execute its operating strategy while servicing its debt requirements, maintaining investment grade credit rating, staggering debt maturities and providing value to NNN’s stockholders. NNN generally utilizes debt and equity security offerings, bank borrowings, proceeds from the disposition of certain properties, and to a lesser extent, internally generated funds to meet its capital needs.

NNN typically funds its short-term liquidity requirements, including investments in additional Properties, with cash from its Credit Facility. As of December 31, 2014, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.
As of December 31, 2014, NNN’s ratio of total debt to total gross assets (before accumulated depreciation and amortization) was approximately 33 percent and the ratio of secured indebtedness to total gross assets was less than one percent. The ratio of total debt to total market capitalization was approximately 24 percent. Certain financial agreements to which NNN is a party contain covenants that limit NNN’s ability to incur debt under certain circumstances. The organizational documents of NNN do not limit the absolute amount or percentage of indebtedness that NNN may incur. Additionally, NNN may change its financing strategy.
Contractual Obligations and Commercial Commitments.  The information in the following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of December 31, 2014. The table presents principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of December 31, 2014.

	Expected Maturity Date (dollars in thousands)
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt(1)	$1,750,448	$151,663	$7,367	$253,355	$624	$602	$1,336,837
Operating lease	7,704	528	714	728	743	758	4,233
Total contractual cash obligations(2)	$1,758,152	$152,191	$8,081	$254,083	$1,367	$1,360	$1,341,070

(1)	Includes amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums and note discounts.

(2)	Excludes $17,396 of accrued interest payable.
In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of December 31, 2014, are outlined in the table below (dollars in thousands):

Number of properties	26
Total commitment(1)	$110,081
Amount funded	$57,465
Remaining commitment	$52,616

(1)	Includes land, construction costs, tenant improvements and lease costs.
As of December 31, 2014, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the table. In addition to items reflected in the table, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its Credit Facility, debt or equity financings and asset dispositions.
Generally the Properties are leased under long-term net leases. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates the costs associated with the vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its Credit Facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to release the Properties at comparable rental rates and in a timely manner. As of December 31, 2014, NNN owned 29 vacant, un-leased Properties which accounted for approximately one percent of total Properties. Additionally, as of February 13, 2015, less than one percent of the total gross leasable area of the Property Portfolio was leased to tenants that have filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result, these tenants have the right to reject or affirm their leases with NNN.

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
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2014	2013	2012
Dividends	$204,157	$189,107	$167,495
Per share	1.650	1.600	1.560
The following presents the characterizations for tax purposes of such common stock dividends for the years ended December 31:

	2014		2013		2012
Ordinary dividends	$1.306992	79.2116%	$1.224568	76.5355%	$1.199003	76.8592%
Qualified dividends	0.006212	0.3765%	0.056784	3.5490%	0.013346	0.8555%
Capital gain	0.008603	0.5214%	—	—	0.021358	1.3691%
Unrecaptured Section 1250 Gain	0.015362	0.9310%	0.000650	0.0406%	0.048890	3.1340%
Nontaxable distributions	0.312831	18.9595%	0.317998	19.8749%	0.277403	17.7822%
	$1.650000	100.0000%	$1.600000	100.0000%	$1.560000	100.0000%

In February 2015, NNN paid dividends to its common stockholders of $55,314,000, or $0.42 per share of common stock.
Holders of NNN’s preferred stock issuances are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum. The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31(in thousands, except per share data):

	2014	2013	2012
Series C Preferred Stock (1):
Dividends	$—	$—	$1,979
Per share	—	—	0.537760

Series D Preferred Stock (2):
Dividends	19,047	19,047	15,449
Per share	1.656250	1.656250	1.343403

Series E Preferred Stock (3):
Dividends	16,387	8,876	—
Per share	1.425000	0.771875	—
(1) The Series C Preferred Stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.
(2) The Series D Preferred Stock dividends paid during the quarter ended June 30, 2012 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed.

(3) The Series E Preferred Stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed.
The following presents the characterizations for tax purposes of such preferred stock dividends for the years ended December 31:

	2014			2013			2012
	Series E	Series D	Percentage of Total	Series E (3)	Series D	Percentage of Total	Series D (2)	Series C (1)	Percentage of Total
Ordinary dividends	$1.393700	$1.619870	97.8035%	$0.741150	$1.590323	96.0195%	$1.255844	$0.502710	93.4823%
Qualified dividends	0.005738	0.006670	0.4027%	0.030332	0.065084	3.9296%	0.013979	0.005596	1.0406%
Capital gain	0.009177	0.010666	0.6440%	—	—	—	0.022371	0.008956	1.6652%
Unrecaptured Section 1250 Gain	0.016385	0.019044	1.1498%	0.000393	0.000843	0.0509%	0.051209	0.020498	3.8119%
	$1.425000	$1.656250	100.0000%	$0.771875	$1.656250	100.0000%	$1.343403	$0.537760	100.0000%
(1) The Series C preferred stock was redeemed in March 2012.
(2) The Series D preferred stock was issued in February 2012.
(3) The Series E preferred stock was issued in May 2013.
In February 2015, NNN declared a dividend on its Series D and E Preferred Stock of 41.40625 and 35.62500 cents per depositary share, respectively, payable March 16, 2015.

Capital Resources
Generally, cash needs for Property acquisitions, mortgages and notes receivable investments, debt payments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for operating and interest expenses and dividends have generally been funded by internally generated funds. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt
The following is a summary of NNN’s total outstanding debt as of December 31 (dollars in thousands):

	2014	Percentage of Total	2013	Percentage of Total
Line of credit payable	$—	—	$46,400	3.0%
Mortgages payable	26,339	1.5%	9,475	0.6%
Notes payable	1,714,715	98.5%	1,514,184	96.4%
Total outstanding debt	$1,741,054	100.0%	$1,570,059	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgages and notes receivable. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. In October 2014, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $500,000,000 to $650,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $56,590,000 and a weighted average interest rate of 1.2% for the year ended December 31, 2014. The Credit Facility matures January 2019, with an option to extend maturity to January 2020. As of December 31, 2014, the Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2014, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.
In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage, and (iv) investment limitations. At December 31, 2014, NNN was in compliance with those covenants. In the event that NNN violates any of these restrictive financial covenants, it could cause the indebtedness under the Credit Facility to be accelerated and may impair NNN’s access to the debt and equity markets and limit NNN’s ability to pay dividends to its common and preferred stockholders, each of which would likely have a material adverse impact on NNN’s financial condition and results of operations.

Mortgages Payable.    The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2014	2013
December 2001	$623	9.00%	April 2014	$—	$—	$27
December 2001	698	9.00%	April 2019	868	223	263
December 2001	485	9.00%	April 2019	841	116	136
February 2004	6,952	6.90%	January 2017	10,554	1,577	2,257
March 2005	1,015	8.14%	September 2016	1,245	222	335
June 2012(4)	6,850	5.75%	April 2016	8,529	6,180	6,457
September 2014(4)	2,957	6.40%	February 2017	3,797	2,922	—
November 2014(4)	15,151	5.23%	July 2023	22,376	15,099	—
				$48,210	$26,339	$9,475

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on certain of the Properties. The carrying values of the assets are as of December 31, 2014.

(4)	Initial balance and outstanding principal balance includes unamortized premium.

Notes Payable.  Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(2)	Net Price	Stated Rate	Effective Rate(3)	Maturity Date
2015(7)	November 2005	$150,000	$390	$149,610	6.150%	6.185%	December 2015
2017(4)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(5)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.984%	October 2022
2023(6)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(8)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024

(1)	The proceeds from the note issuance were used to pay down outstanding indebtedness of NNN’s Credit Facility.

(2)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(3)	Includes the effects of the discount, treasury lock gain/loss and swap gain/loss, as applicable.

(4)
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

(5)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the 2021 Notes using the effective interest method.

(6)
NNN entered into four forward starting swaps with an aggregate notional amount of $240,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156, of which $3,141 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

(7)	NNN plans to use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding indebtedness.

(8)
NNN entered into three forward starting swaps with an aggregate notional amount of $225,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

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
In connection with the note offerings, NNN incurred debt issuance costs totaling $15,500,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In accordance with the terms of the indentures, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios, and (ii) certain interest coverage. At December 31, 2014, NNN was in compliance with those covenants. NNN’s failure to comply with certain of its debt covenants could result in defaults that accelerate the payment under such debt and limit the dividends paid to NNN’s common and preferred stockholders which would likely have a material adverse impact on NNN’s financial condition and results of operations. In addition, these defaults could impair its access to the debt and equity markets.
In June 2014, NNN repaid the $150,000,000 6.250% notes payable that were due in June 2014.

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
A description of NNN’s outstanding series of publicly held notes is found under “Debt – Notes Payable” above.

NNN completed the following underwritten public offerings of cumulative redeemable preferred stock that are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date(4)
Series D(5)	6.625%	February 2012	11,500,000	$287,500	$9,855	$1.656250	February 2017
Series E(6)	5.700%	May 2013	11,500,000	287,500	9,856	1.425000	May 2018

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)	Representing 1/100th of a preferred share. Each issuance included 1,500,000 depositary shares in connection with the underwriters' over-allotment.

(3)	Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.

(4)	NNN may redeem the preferred stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends.

(5)
NNN used the net proceeds to redeem the 7.375% Series C Cumulative Redeemable Preferred Stock for an aggregate redemption price of $92,000, excluding accumulated dividends of $283. NNN used the remainder of the net proceeds for general corporate purposes, including repaying outstanding indebtedness under its Credit Facility.

(6)	NNN used the net proceeds from the offering for general corporate purposes and funding property acquisitions.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 20, 2015, the Preferred Stock Shares were not redeemable or convertible.
Common Stock Issuances.  In November 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued 5,462,500 shares (including 712,500 shares in connection with the underwriters' over-allotment) of common stock at a price of $38.16 per share and received net proceeds of $199,961,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $8,488,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. The Company used the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund property acquisitions and for general corporate purposes.
In May 2012, NNN established an ATM equity program ("2012 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015, of which 8,958,840 have been issued as of December 31, 2014. The 2012 ATM will expire in accordance with its terms in May 2015. NNN used the net proceeds from the 2012 ATM to repay outstanding indebtedness under the Credit Facility, to finance NNN's potential development and acquisition activities and for other general corporate purposes. The following table outlines the common stock issuances pursuant to the 2012 ATM for the year ended December 31 (dollars in thousands, except per share data):

	2013	2012
Shares of common stock	4,676,542	4,282,298
Average price per share (net)	$32.60	$29.64
Net proceeds	152,435	126,947
Stock issuance costs (1)	2,161	2,145
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.

There were no common stock issuances pursuant to the 2012 ATM for the year ended December 31, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015, of which 6,038,812 have been issued as of December 31, 2014. The 2013 ATM will expire in accordance with its terms in March 2015. NNN used the net proceeds from the 2013 ATM to repay outstanding indebtedness under the Credit Facility, to finance NNN's potential development and acquisition activities and for other general corporate purposes. The following table outlines the common stock issuances pursuant to the 2013 ATM for the year ended December 31 (dollars in thousands, except per share data):

	2014	2013
Shares of common stock	3,758,362	2,280,450
Average price per share (net)	$35.90	$37.80
Net proceeds	134,919	86,208
Stock issuance costs (1)	2,195	1,613
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividend Reinvestment and Stock Purchase Plan.  In February 2012, NNN filed a shelf registration statement which was automatically effective, with the Commission for its DRIP, which permits the issuance by NNN of 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP for the year ended December 31 (dollars in thousands):

	2014	2013	2012
Shares of common stock	422,406	764,891	2,101,644
Net proceeds	$14,817	$25,407	$56,102

The proceeds from the issuances were used to pay down outstanding indebtedness under NNN’s Credit Facility.

Mortgages and Notes Receivable
Mortgage notes are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2014	2013
Mortgages and notes receivable	$10,974	$16,942
Accrued interest receivable	101	177
	$11,075	$17,119
Commercial Mortgage Residual Interests
NNN holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2014	2013	2012
Unrealized gains	$875	$511	$1,132
Other than temporary valuation impairment	256	1,185	2,812

Based on the expected timing of future cash flows relating to the Residuals certain valuation assumptions are made. During the years ended December 31, 2014, 2013 and 2012, NNN recorded an other than temporary valuation adjustment as a reduction of earnings from operations. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31:

	2014	2013
Discount rate	20%	20%
Average life equivalent CPR(1) speeds range	0.87% to 26.30% CPR	0.80% to 20.76% CPR
Foreclosures:
Frequency curve default model	0.70% - 2.45% range	0.07% - 2.43% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate

Item7A.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which is used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of December 31, 2014, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of December 31, 2014 and 2013. The table presents principal payments and related interest rates by year for debt obligations outstanding as of December 31, 2014. NNN has a variable interest rate risk on its Credit Facility which had no outstanding balance as of December 31, 2014. The weighted average rate for the Credit Facility for the year ended December 31, 2014, was 1.2%. The fair value of the Credit Facility as of December 31, 2014 and 2013 was $0 and $46,400,000, respectively. The table incorporates only those debt obligations that existed as of December 31, 2014, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the year ended December 31, 2014.

Debt Obligations (dollars in thousands)
	Fixed Rate Debt
	Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Effective Interest Rate(3)
2015	$1,870	6.36%	$149,952	6.19%
2016	7,514	5.90%	—	—
2017	3,441	6.27%	249,693	6.92%
2018	710	5.69%	—	—
2019	688	5.42%	—	—
Thereafter	12,116	5.23%	1,315,070	4.20%
Total	$26,339	5.47%	$1,714,715	4.77%
Fair Value:
December 31, 2014	$26,339		$1,813,439
December 31, 2013	$9,475		$1,555,672

(1)	NNN's mortgages payable include unamortized premiums.

(2)	Includes NNN’s notes payable net of unamortized discounts. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.

(3)	Weighted average effective interest rate for periods after 2019.

NNN is also exposed to market risks related to NNN’s Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value, had a carrying value of $11,626,000 and $11,721,000 as of December 31, 2014 and 2013, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses are considered other than temporary and reported as a valuation impairment in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited National Retail Properties, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). National Retail Properties, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Retail Properties, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Orlando, Florida
February 20, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of National Retail Properties, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of National Retail Properties, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Retail Properties, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1 of the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Retail Properties, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Certified Public Accountants

Orlando, Florida
February 20, 2015

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

ASSETS	December 31, 2014	December 31, 2013
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,717,680	$4,259,384
Accounted for using the direct financing method	16,974	18,342
Real estate held for sale	5,395	9,324
Mortgages, notes and accrued interest receivable	11,075	17,119
Commercial mortgage residual interests	11,626	11,721
Cash and cash equivalents	10,604	1,485
Receivables, net of allowance of $1,784 and $2,822, respectively	3,013	4,107
Accrued rental income, net of allowance of $3,086 and $3,181, respectively	25,659	24,797
Debt costs, net of accumulated amortization of $14,353 and $20,213, respectively	16,453	12,877
Other assets	108,235	95,367
Total assets	$4,926,714	$4,454,523
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$—	$46,400
Mortgages payable, including unamortized premium of $890 and $130, respectively	26,339	9,475
Notes payable, net of unamortized discount of $10,285 and $10,816, respectively	1,714,715	1,514,184
Accrued interest payable	17,396	17,142
Other liabilities	85,172	89,037
Total liabilities	1,843,622	1,676,238
Commitments and contingencies
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 132,010,104 and 121,991,677 shares issued and outstanding, respectively	1,322	1,221
Capital in excess of par value	2,711,678	2,353,166
Retained earnings (loss)	(196,827)	(147,837)
Accumulated other comprehensive income (loss)	(8,658)	(4,505)
Total stockholders’ equity of NNN	3,082,515	2,777,045
Noncontrolling interests	577	1,240
Total equity	3,083,092	2,778,285
Total liabilities and equity	$4,926,714	$4,454,523
See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income from operating leases	$414,043	$372,913	$312,629
Earned income from direct financing leases	1,725	1,955	2,119
Percentage rent	1,074	1,556	1,165
Real estate expense reimbursement from tenants	13,875	13,340	11,817
Interest and other income from real estate transactions	2,296	1,471	2,243
Interest income on commercial mortgage residual interests	1,834	2,290	2,673
	434,847	393,525	332,646
Retail operations:
Revenues	—	—	19,008
Operating expenses	—	—	(18,542)
Net	—	—	466
Operating expenses:
General and administrative	32,518	31,095	31,828
Real estate	18,905	18,497	17,425
Depreciation and amortization	116,162	99,274	73,806
Impairment – commercial mortgage residual interests valuation	256	1,185	2,812
Impairment losses and other charges, net of recoveries	760	3,580	3,899
	168,601	153,631	129,770
Earnings from operations	266,246	239,894	203,342
Other expenses (revenues):
Interest and other income	(357)	(1,493)	(2,232)
Interest expense	85,510	85,822	83,787
Real estate acquisition costs	1,391	1,485	364
	86,544	85,814	81,919
Earnings from continuing operations before income tax benefit (expense) and equity in earnings of unconsolidated affiliate	179,702	154,080	121,423
Income tax benefit (expense)	75	(74)	6,891
Equity in earnings of unconsolidated affiliate	—	—	4,074
Earnings from continuing operations	179,777	154,006	132,388
Earnings from discontinued operations, net of income tax expense	124	5,972	9,549
Earnings before gain on disposition of real estate, net of income tax expense	179,901	159,978	141,937
Gain on disposition of real estate, net of income tax expense	11,269	107	—
Earnings including noncontrolling interests	191,170	160,085	141,937
Loss (earnings) attributable to noncontrolling interests:
Continuing operations	(569)	223	102
Discontinued operations	—	(163)	(24)
	(569)	60	78
Net earnings attributable to NNN	$190,601	$160,145	$142,015

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net earnings attributable to NNN	$190,601	$160,145	$142,015
Series C preferred stock dividends	—	—	(1,979)
Series D preferred stock dividends	(19,047)	(19,047)	(15,449)
Series E preferred stock dividends	(16,387)	(8,876)	—
Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	(3,098)
Net earnings attributable to common stockholders	$155,167	$132,222	$121,489
Net earnings per share of common stock:
Basic:
Continuing operations	$1.24	$1.06	$1.04
Discontinued operations	—	0.05	0.09
Net earnings	$1.24	$1.11	$1.13
Diluted:
Continuing operations	$1.24	$1.05	$1.02
Discontinued operations	—	0.05	0.09
Net earnings	$1.24	$1.10	$1.11
Weighted average number of common shares outstanding:
Basic	124,257,558	118,204,148	106,965,156
Diluted	124,710,226	119,864,824	109,117,515
Other comprehensive income:
Net earnings attributable to NNN	$190,601	$160,145	$142,015
Amortization of interest rate hedges	1,129	438	231
Fair value forward starting swaps	(6,312)	(3,141)	—
Net gain (loss) – commercial mortgage residual interests	1,038	(438)	1,132
Net gain (loss) – available-for-sale securities	(8)	69	85
Reclassification of noncontrolling interests	—	949	—
Comprehensive income attributable to NNN	$186,448	$158,022	$143,463

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013 and 2012
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2011	$92,000	$—	—	$1,049	$1,958,225	$(44,946)	$(3,830)	$2,002,498	$1,378	$2,003,876
Net earnings	—	—	—	—	—	142,015	—	142,015	(78)	141,937
Dividends declared and paid:
$0.53776 per depositary share of Series C preferred stock	—	—	—	—	—	(1,979)	—	(1,979)	—	(1,979)
$1.34340 per depositary share of Series D preferred stock	—	—	—	—	—	(15,449)	—	(15,449)	—	(15,449)
$1.56 per share of common stock	—	—	—	4	11,758	(167,495)	—	(155,733)	—	(155,733)
Redemption of 3,680,000 depositary shares of Series C Preferred Stock	(92,000)	—	—	—	3,098	(3,098)	—	(92,000)	—	(92,000)
Issuance of 11,500,000 depositary shares of Series D Preferred Stock	—	287,500	—	—	(9,855)	—	—	277,645	—	277,645
Issuance of common stock:
40,460 shares	—	—	—	—	833	—	—	833	—	833
1,689,160 shares – stock purchase program	—	—	—	17	44,395	—	—	44,412	—	44,412
4,282,298 shares – ATM equity program	—	—	—	43	129,049	—	—	129,092	—	129,092
Issuance of 373,913 shares of restricted common stock	—	—	—	4	331	—	—	335	—	335
Equity component of convertible debt	—	—	—	—	(41,486)	—	—	(41,486)	—	(41,486)
Stock issuance costs	—	—	—	—	(2,265)	—	—	(2,265)	—	(2,265)
Performance incentive plan	—	—	—	—	(451)	—	—	(451)	—	(451)
Amortization of deferred compensation	—	—	—	—	7,370	—	—	7,370	—	7,370
Amortization of interest rate hedges	—	—	—	—	—	—	231	231	—	231
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	—	1,132	1,132	—	1,132
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	85	85	—	85
Balances at December 31, 2012	$—	$287,500	$—	$1,117	$2,101,002	$(90,952)	$(2,382)	$2,296,285	$1,300	$2,297,585

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013 and 2012
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2012	$—	$287,500	$—	$1,117	$2,101,002	$(90,952)	$(2,382)	$2,296,285	$1,300	$2,297,585
Net earnings	—	—	—	—	—	160,145	—	160,145	(60)	160,085
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$0.77188 per depositary share of Series E preferred stock	—	—	—	—	—	(8,876)	—	(8,876)	—	(8,876)
$1.60 per share of common stock	—	—	—	4	14,941	(189,107)	—	(174,162)	—	(174,162)
Issuance of 11,500,000 depositary shares of Series E Preferred Stock	—	—	287,500	—	(9,856)	—	—	277,644	—	277,644
Issuance of common stock:
29,013 shares	—	—	—	—	744	—	—	744	—	744
322,084 shares – stock purchase program	—	—	—	3	10,458	—	—	10,461	—	10,461
6,956,992 shares – ATM equity program	—	—	—	70	242,348	—	—	242,418	—	242,418
2,407,911 shares – conversion of 2028 Notes	—	—	—	24	85,200	—	—	85,224	—	85,224
Issuance of 290,181 shares of restricted common stock	—	—	—	3	(213)	—	—	(210)	—	(210)
Equity component of convertible debt	—	—	—	—	(93,450)	—	—	(93,450)	—	(93,450)
Stock issuance costs	—	—	—	—	(3,774)	—	—	(3,774)	—	(3,774)
Amortization of deferred compensation	—	—	—	—	6,715	—	—	6,715	—	6,715
Amortization of interest rate hedges	—	—	—	—	—	—	438	438	—	438
Fair value forward swaps	—	—	—	—	—	—	(3,141)	(3,141)	—	(3,141)
Unrealized loss – commercial mortgage residual interests	—	—	—	—	—	—	(438)	(438)	—	(438)
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	69	69	—	69
Noncontrolling interests	—	—	—	—	(949)	—	949	—	—	—
Balances at December 31, 2013	$—	$287,500	$287,500	$1,221	$2,353,166	$(147,837)	$(4,505)	$2,777,045	$1,240	$2,778,285

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014, 2013 and 2012
(dollars in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Series E Preferred Stock	Common Stock	Capital in Excess of Par Value	Retained Earnings (Loss)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 31, 2013	$—	$287,500	$287,500	$1,221	$2,353,166	$(147,837)	$(4,505)	$2,777,045	$1,240	$2,778,285
Net earnings	—	—	—	—	—	190,601	—	190,601	569	191,170
Dividends declared and paid:
$1.65625 per depositary share of Series D preferred stock	—	—	—	—	—	(19,047)	—	(19,047)	—	(19,047)
$1.42500 per depositary share of Series E preferred stock	—	—	—	—	—	(16,387)	—	(16,387)	—	(16,387)
$1.65 per share of common stock	—	—	—	3	11,443	(204,157)	—	(192,711)	—	(192,711)
Issuance of common stock:
5,493,595 shares	—	—	—	55	209,185	—	—	209,240	—	209,240
100,161 shares – stock purchase program	—	—	—	1	3,370	—	—	3,371	—	3,371
3,758,362 shares – ATM equity program	—	—	—	38	137,077	—	—	137,115	—	137,115
Issuance of 360,080 shares of restricted common stock	—	—	—	4	(313)	—	—	(309)	—	(309)
Stock issuance costs	—	—	—	—	(10,683)	—	—	(10,683)	—	(10,683)
Amortization of deferred compensation	—	—	—	—	8,433	—	—	8,433	—	8,433
Amortization of interest rate hedges	—	—	—	—	—	—	1,129	1,129	—	1,129
Fair value forward swaps	—	—	—	—	—	—	(6,312)	(6,312)	—	(6,312)
Unrealized gain – commercial mortgage residual interests	—	—	—	—	—	—	875	875	—	875
Realized gain – commercial mortgage residual interests	—	—	—	—	—	—	163	163	—	163
Valuation adjustments – available-for-sale securities	—	—	—	—	—	—	111	111	—	111
Realized gain – available-for-sale securities	—	—	—	—	—	—	(119)	(119)	—	(119)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,232)	(1,232)
Balances at December 31, 2014	$—	$287,500	$287,500	$1,322	$2,711,678	$(196,827)	$(8,658)	$3,082,515	$577	$3,083,092

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Earnings including noncontrolling interests	$191,170	$160,085	$141,937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,165	99,617	75,334
Impairment losses and other charges	823	4,106	10,114
Impairment – commercial mortgage residual interests valuation	256	1,185	2,812
Amortization of notes payable discount	1,238	3,188	4,976
Amortization of debt costs	2,782	3,118	2,584
Amortization of mortgages payable premium	(93)	(57)	(29)
Amortization of deferred interest rate hedges	1,129	438	231
Interest rate hedge payment	(6,312)	(3,141)	—
Equity in earnings of unconsolidated affiliate	—	—	(4,074)
Distributions received from unconsolidated affiliate	—	—	7,019
Gain on disposition of real estate	(11,742)	(6,445)	(10,956)
Deferred income taxes	58	800	(7,034)
Performance incentive plan expense	9,841	8,518	10,136
Performance incentive plan payment	(2,808)	(2,138)	—
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Additions to held for sale real estate	—	(1,029)	(6,616)
Decrease in real estate leased to others using the direct financing method	1,368	1,573	1,624
Decrease (increase) in mortgages, notes and accrued interest receivable	76	641	(187)
Decrease (increase) in receivables	16	62	(264)
Decrease (increase) in accrued rental income	(1,490)	368	(456)
Decrease (increase) in other assets	(2,256)	400	1,657
Increase (decrease) in accrued interest payable	254	(385)	2,419
Increase (decrease) in other liabilities	(4,746)	3,841	(2,002)
Other	1,004	(324)	(1,095)
Net cash provided by operating activities	296,733	274,421	228,130
Cash flows from investing activities:
Proceeds from the disposition of real estate	58,853	60,626	81,402
Additions to real estate:
Accounted for using the operating method	(602,780)	(637,417)	(684,925)
Increase in mortgages and notes receivable	(7,246)	(3,857)	(8,768)
Principal payments on mortgages and notes receivable	13,346	14,617	12,804
Return of investment from unconsolidated affiliate	—	—	1,220
Other	(3,731)	(2,009)	(3,492)
Net cash used in investing activities	(541,558)	(568,040)	(601,759)

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from line of credit payable	$678,500	$601,800	$1,184,900
Repayment of line of credit payable	(724,900)	(729,600)	(1,076,300)
Repayment of mortgages payable	(1,151)	(1,070)	(19,390)
Proceeds from notes payable	349,293	347,406	320,011
Repayment of notes payable	(150,000)	—	(50,000)
Repayment of notes payable – convertible	—	(246,797)	(164,649)
Payment of debt costs	(6,321)	(3,265)	(4,512)
Proceeds from issuance of common stock	360,072	267,613	185,223
Proceeds from issuance of Series D preferred stock	—	—	287,500
Proceeds from issuance of Series E preferred stock	—	287,500	—
Redemption of Series C preferred stock	—	—	(92,000)
Payment of Series C Preferred Stock dividends	—	—	(1,979)
Payment of Series D Preferred Stock dividends	(19,047)	(19,047)	(15,449)
Payment of Series E Preferred Stock dividends	(16,387)	(8,876)	—
Stock issuance costs	(10,726)	(13,529)	(12,237)
Payment of common stock dividends	(204,157)	(189,107)	(167,495)
Noncontrolling interest distributions	(1,232)	—	—
Net cash provided by financing activities	253,944	293,028	373,623
Net increase (decrease) in cash and cash equivalents	9,119	(591)	(6)
Cash and cash equivalents at beginning of year	1,485	2,076	2,082
Cash and cash equivalents at end of year	$10,604	$1,485	$2,076
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$81,829	$80,930	$75,283
Taxes paid	$59	$360	$201
Supplemental disclosure of noncash investing and financing activities:
Issued 2,407,911 shares of common stock for conversion premium on 2028 Notes	$—	$85,224	$—
Issued 371,434, 298,896 and 398,578 shares of restricted and unrestricted common stock in 2014, 2013 and 2012, respectively, pursuant to NNN’s performance incentive plan	$10,357	$8,218	$8,638
Issued 14,999, 16,605 and 16,078 shares of common stock in 2014, 2013 and 2012, respectively, to directors pursuant to NNN’s performance incentive plan	$527	$582	$463
Issued 16,016, 12,308 and 19,212 shares of common stock in 2014, 2013 and 2012, respectively, pursuant to NNN’s Deferred Director Fee Plan	$263	$162	$298
Surrender of 241 and 15,286 shares of restricted common stock in 2013 and 2012, respectively	$—	$7	$357
Change in other comprehensive income	$4,153	$2,123	$1,448
Change in lease classification (direct financing lease to operating lease)	$—	$1,156	$1,678
Mortgages payable assumed in connection with real estate transactions	$17,254	$—	$6,634
Mortgage receivable accepted in connection with real estate transactions	$62	$750	$—
Note receivable accepted in connection with real estate transactions	$70	$—	$—
Real estate acquired in connection with mortgage receivable foreclosure	$—	$—	$490
Real estate received in note receivable foreclosure	$—	$—	$1,595

See accompanying notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2014, 2013 and 2012

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
NNN assets include: real estate assets, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment (“Properties” or “Property Portfolio” or individually a "Property").

December 31, 2014
Property Portfolio:
Total properties	2,054
Gross leasable area (square feet)	22,479,000
States	47
Weighted average remaining lease term (years)	12
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
Real Estate Portfolio – NNN records the acquisition of real estate at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. For the years ended December 31, 2014, 2013 and 2012, NNN recorded $1,629,000, $1,369,000 and $1,540,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values. Acquisition and closing costs incurred on the acquisition of real estate with an in-place lease is expensed as incurred and recorded as real estate acquisition costs.
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
Intangible assets and liabilities consisted of the following as of December 31 (in thousands):

	2014	2013
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,751	$11,803
Value of in-place leases, net	65,770	58,456
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	29,162	28,708
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

Real Estate – Held For Sale – Real estate held for sale is not depreciated and is recorded at the lower of cost or fair value, less cost to sell.
Impairment – Real Estate – Based upon certain events or changes in circumstances, management periodically assesses its Property Portfolio for possible impairment whenever the carrying value of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are currently vacant or become vacant. Management evaluates whether an impairment in carrying value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying value of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value.
Real Estate Dispositions – When real estate is disposed of, the related cost, accumulated depreciation or amortization and any accrued rental income for operating leases and the net investment for direct financing leases are removed from the accounts, and gains and losses from the dispositions are reflected in income. Gains from the disposition of real estate are generally recognized using the full accrual method in accordance with the FASB guidance included in Real Estate Sales, provided that various criteria relating to the terms of the sale and any subsequent involvement by NNN with the real estate sold are met. Lease termination fees are recognized when the related leases are cancelled and NNN no longer has a continuing involvement with the former tenant.

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
Investment in an Unconsolidated Affiliate – NNN accounted for its investment in an unconsolidated affiliate under the equity method of accounting. In September 2007, NNN entered into a joint venture, NNN Retail Properties Fund I LLC (the “NNN Crow JV”) with an affiliate of Crow Holdings Realty Partners IV, L.P., which is accounted for under the equity method of accounting. During September 2012, NNN Crow JV sold all of its assets and paid off its bank term loan as of December 31, 2012. NNN Crow JV was formally dissolved in April 2013.
Commercial Mortgage Residual Interests, at Fair Value – Commercial mortgage residual interests, classified as available for sale, are reported at their estimated market values with unrealized gains and losses reported as other comprehensive income in stockholders’ equity. NNN recognizes the excess of all cash flows attributable to the commercial mortgage residual interests estimated at the acquisition/transaction date over the initial investment (the accretable yield) as interest income over the life of the beneficial interest using the effective yield method. Losses are considered other than temporary valuation impairments if and when there has been a change in the timing or amount of estimated cash flows, exclusive of changes in interest rates, that leads to a loss in value.
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
Debt Costs – Debt costs incurred in connection with NNN’s $650,000,000 line of credit and mortgages payable have been deferred and are being amortized over the term of the respective loan commitment using the straight-line method, which approximates the effective interest method. Debt costs incurred in connection with the issuance of NNN’s notes payable have been deferred and are being amortized to interest expense over the term of the respective debt obligation using the effective interest method.

Revenue Recognition – Rental revenues for properties under construction commence upon completion of construction of the leased asset and delivery of the leased asset to the tenant. Rental revenues for non-development real estate assets are recognized when earned in accordance with the FASB guidance included in Leases, based on the terms of the lease of the leased asset.

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

	2014	2013	2012
Basic and Diluted Earnings:
Net earnings attributable to NNN	$190,601	$160,145	$142,015
Less: Series C preferred stock dividends	—	—	(1,979)
Less: Series D preferred stock dividends	(19,047)	(19,047)	(15,449)
Less: Series E preferred stock dividends	(16,387)	(8,876)	—
Less: Excess of redemption value over carrying value of Series C preferred shares redeemed	—	—	(3,098)
Net earnings attributable to common stockholders	155,167	132,222	121,489
Less: Earnings attributable to unvested restricted shares	(773)	(718)	(741)
Net earnings used in basic and diluted earnings per share	$154,394	$131,504	$120,748

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	125,221,358	118,969,771	107,873,577
Less: Unvested restricted shares	(467,968)	(448,590)	(654,127)
Less: Unvested contingent shares	(495,832)	(317,033)	(254,294)
Weighted average number of shares outstanding used in basic earnings per share	124,257,558	118,204,148	106,965,156
Effects of dilutive securities:
Convertible debt	—	1,468,559	1,987,842
Other	452,668	192,117	164,517
Weighted average number of shares outstanding used in diluted earnings per share	124,710,226	119,864,824	109,117,515
Income Taxes – NNN has made an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations. NNN generally will not be subject to federal income taxes on amounts distributed to stockholders, providing it distributes 100 percent of its REIT taxable income and meets certain other requirements for qualifying as a REIT. For each of the years in the three-year period ended December 31, 2014, NNN believes it has qualified as a REIT. Notwithstanding NNN’s qualification for taxation as a REIT, NNN is subject to certain state taxes on its income and real estate.
NNN and its taxable REIT subsidiaries have made timely TRS elections pursuant to the provisions of the REIT Modernization Act. A taxable REIT subsidiary is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax regulations. As a result, certain activities of NNN which occur within its TRS entities are subject to federal and state income taxes (See Note 13). All provisions for federal income taxes in the accompanying consolidated financial statements are attributable to NNN’s taxable REIT subsidiaries and to the Orange Avenue Mortgage Investments, Inc. ("OAMI"), a majority owned and controlled subsidiary, built-in-gain tax liability.
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gain or Loss on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities		Total
Beginning balance, December 31, 2012	$(5,693)		$3,244		$67		$(2,382)

Other comprehensive income (loss)	(3,141)		511		69		(2,561)
Reclassifications from accumulated other comprehensive income to net earnings	438	(3)	—	(4)	—	(5)	438
Net current period other comprehensive income (loss)	(2,703)		511		69		(2,123)
Ending balance, December 31, 2013	(8,396)		3,755		136		(4,505)

Other comprehensive income (loss)	(6,312)		875		111		(5,326)
Reclassifications from accumulated other comprehensive income to net earnings	1,129	(3)	163	(4)	(119)	(5)	1,173
Net current period other comprehensive income (loss)	(5,183)		1,038		(8)		(4,153)
Ending balance, December 31, 2014	$(13,579)		$4,793		$128		$(8,658)
(1) Additional disclosure is included in Note 15 – Derivatives.
(2) Additional disclosure is included in Note 20 – Fair Value Measurements.
(3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(4) Reclassifications out of other comprehensive income are recorded in Impairment on the Consolidated Statements of Income and Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
(5) Reclassifications out of other comprehensive income are recorded in Other Income on the Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity,” effective for fiscal years beginning on or after December 15, 2014, with early adoption permitted beginning January 1, 2014. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. NNN has elected early adoption of ASU 2014-08. This requires the Company to continue to classify any Property disposal or Property classified as held for sale as of December 31, 2013 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of December 31, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013. The adoption of ASU 2014-08 did not have a significant impact on NNN’s financial position or results of operations. The adoption of this standard resulted in the operations of certain current year dispositions were no longer classified as discontinued operations.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.
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
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures.
In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-16 will have on its financial position and results of operations.
Use of Estimates – Additional critical accounting policies of NNN include management’s estimates and assumptions relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Additional critical accounting policies include management’s estimates of the useful lives used in calculating depreciation expense relating to real estate assets, purchase price allocation, the recoverability of the carrying value of long-lived assets, including the commercial mortgage residual interests, the recoverability of the deferred income taxes, and the collectibility of receivables from tenants, including accrued rental income. Actual results could differ from those estimates.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases at December 31, 2014:

Lease classification:
Operating	2,083
Direct financing	12
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term	12 years

The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the Property and carry property and liability insurance coverage. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. Generally, the leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions of the base term of the lease, including rent increases.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of December 31 (dollars in thousands):

	2014	2013
Land and improvements	$1,784,494	$1,652,304
Buildings and improvements	3,414,691	2,960,845
Leasehold interests	1,290	1,290
	5,200,475	4,614,439
Less accumulated depreciation and amortization	(511,703)	(415,774)
	4,688,772	4,198,665
Work in progress	28,908	60,719
	$4,717,680	$4,259,384

Some leases provide for scheduled rent increases throughout the lease term. Such amounts are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2014, 2013 and 2012, NNN recognized collectively in continuing and discontinued operations, $1,521,000, ($338,000) and $487,000, respectively, of such income, net of reserves. At December 31, 2014 and 2013, the balance of accrued rental income, net of allowances of $3,086,000 and $3,181,000, respectively, was $25,659,000 and $24,797,000, respectively.

The following is a schedule of future minimum lease payments to be received on noncancellable operating leases at December 31, 2014 (dollars in thousands):

2015	$432,369
2016	427,152
2017	417,412
2018	392,925
2019	375,013
Thereafter	3,025,217
$5,070,088

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
Real Estate Portfolio – Accounted for Using the Direct Financing Method – The following lists the components of net investment in direct financing leases at December 31 (dollars in thousands):

	2014	2013
Minimum lease payments to be received	$17,376	$20,469
Estimated unguaranteed residual values	8,274	8,274
Less unearned income	(8,676)	(10,401)
Net investment in direct financing leases	$16,974	$18,342

The following is a schedule of future minimum lease payments to be received on direct financing leases held for investment at December 31, 2014 (dollars in thousands):

2015	$2,956
2016	2,873
2017	2,035
2018	2,007
2019	1,513
Thereafter	5,992
$17,376
The above table does not include future minimum lease payments for renewal periods, potential variable CPI rent increases or contingent rental payments that may become due in future periods (see Real Estate Portfolio – Accounted for Using the Operating Method).

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. In January    2014, NNN completed a strategic review of its Properties held for sale and reclassified one Property that was previously held for sale to held for investment, included in Real Estate – Portfolio. As of December 31, 2014, NNN had seven of its Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2013, included eight properties, two of which were subsequently sold in 2014. Real estate held for sale consisted of the following as of (dollars in thousands):

	2014	2013
Land and improvements	$3,246	$5,751
Building and improvements	4,644	8,067
	7,890	13,818
Less accumulated depreciation and amortization	(1,473)	(2,362)
Less impairment	(1,022)	(2,132)
	$5,395	$9,324
Real Estate – Dispositions
The following table summarizes the Properties sold and the corresponding gain recognized on the disposition of Properties for the years ended December 31 (dollars in thousands):

	2014			2013			2012
	# of Sold Properties	Gain		# of Sold Properties	Gain		# of Sold Properties	Gain
Gain on disposition of real estate	25	$11,587		—	$173		—	$—
Income tax expense		(318)			(66)			—
		11,269			107			—
Gain on disposition of real estate included in discontinued operations	2	155	(1)	35	6,272	(1)	34	10,956	(1)
Income tax expense		—			(784)			—
		$11,424			$5,595			$10,956
(1) Amount includes the recognition of deferred gains on previously sold properties.
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of December 31, 2014, are outlined in the table below (dollars in thousands):

Number of properties	26
Total commitment(1)	$110,081
Amount funded	$57,465
Remaining commitment	$52,616

(1)	Includes land, construction costs, tenant improvements and lease costs.

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

	2014	2013	2012
Continuing operations	$760	$3,565	$4,070
Discontinued operations	63	541	6,242
	$823	$4,106	$10,312
The valuation of impaired assets is determined using widely accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, which are Level 3 inputs. NNN may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 3 – Mortgages, Notes and Accrued Interest Receivable:
Mortgage notes are secured by real estate, real estate securities or other assets. Mortgages and notes receivable consisted of the following at December 31 (dollars in thousands):

	2014	2013
Mortgages and notes receivable	$10,974	$16,942
Accrued interest receivables	101	177
	$11,075	$17,119

Note 4 – Commercial Mortgage Residual Interests:
NNN holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.
The following table summarizes the recognition of unrealized gains and/or losses recorded as other comprehensive income as well as other than temporary valuation impairment as of December 31 (dollars in thousands):

	2014	2013	2012
Unrealized gains	$875	$511	$1,132
Other than temporary valuation impairment	256	1,185	2,812

Based on the expected timing of future cash flows relating to the Residuals certain valuation assumptions are made. During the years ended December 31, 2014, 2013 and 2012, NNN recorded an other than temporary valuation adjustment as a reduction of earnings from operations. The following table summarizes the key assumptions used in determining the value of the Residuals as of December 31:

	2014	2013
Discount rate	20%	20%
Average life equivalent CPR(1) speeds range	0.87% to 26.30% CPR	0.80% to 20.76% CPR
Foreclosures:
Frequency curve default model	0.70% - 2.45% range	0.07% - 2.43% range
Loss severity of loans in foreclosure	20%	20%
Yield:
LIBOR	Forward 3-month curve	Forward 3-month curve
Prime	Forward curve	Forward curve

(1)	Conditional prepayment rate
The following table shows the effects on the key assumptions affecting the fair value of the Residuals at December 31, 2014 (dollars in thousands):

Residuals
Carrying amount of retained interests	$11,626

Discount rate assumption:
Fair value at 25% discount rate	$9,824
Fair value at 27% discount rate	$9,194

Prepayment speed assumption:
Fair value of 1% increases above the CPR Index	$11,624
Fair value of 2% increases above the CPR Index	$11,623

Expected credit losses:
Fair value 2% adverse change	$11,509
Fair value 3% adverse change	$11,450

Yield Assumptions:
Fair value of Prime/LIBOR spread contracting 25 basis points	$11,849
Fair value of Prime/LIBOR spread contracting 50 basis points	$12,073

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

Note 5 – Line of Credit Payable:

In October 2014, NNN amended and restated its credit agreement increasing the borrowing capacity under its unsecured revolving credit facility from $500,000,000 to $650,000,000 and amended certain other terms under the former revolving credit facility (as the context requires, the previous and new revolving credit facility, the “Credit Facility”). The Credit Facility had a weighted average outstanding balance of $56,590,000 and a weighted average interest rate of 1.2% for the year ended December 31, 2014. The Credit Facility matures January 2019, with an option to extend maturity to January 2020. As of December 31, 2014, the Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000. As of December 31, 2014, there was no outstanding balance and $650,000,000 was available for future borrowings under the Credit Facility.

In accordance with the terms of the Credit Facility, NNN is required to meet certain restrictive financial covenants which, among other things, require NNN to maintain certain (i) leverage ratios, (ii) debt service coverage, (iii) cash flow coverage and (iv) investment and dividend limitations. At December 31, 2014, NNN was in compliance with those covenants.

Note 6 – Mortgages Payable:
The following table outlines the mortgages payable included in NNN’s consolidated financial statements (dollars in thousands):

Entered(1)	Initial Balance	Interest Rate	Maturity(2)	Carrying Value of Encumbered Asset(s)(3)	Outstanding Principal Balance at December 31,
					2014	2013
December 2001	$623	9.00%	April 2014	$—	$—	$27
December 2001	$698	9.00%	April 2019	868	223	263
December 2001	485	9.00%	April 2019	841	116	136
February 2004	6,952	6.90%	January 2017	10,554	1,577	2,257
March 2005	1,015	8.14%	September 2016	1,245	222	335
June 2012(4)	6,850	5.75%	April 2016	8,529	6,180	6,457
September 2014(4)	2,957	6.40%	February 2017	3,797	2,922	—
November 2014(4)	15,151	5.23%	July 2023	22,376	15,099	—
				$48,210	$26,339	$9,475

(1)	Date entered represents the date that NNN acquired real estate subject to a mortgage securing a loan.

(2)	Monthly payments include interest and principal, if any; the balance is due at maturity.

(3)	Each loan is secured by a first mortgage lien on certain of the Properties. The carrying values of the assets are as of December 31, 2014.

(4)	Initial balance and outstanding principal balance includes unamortized premium.
The following is a schedule of the scheduled principal payments, net of premium amortization of NNN’s mortgages payable at December 31, 2014 (dollars in thousands):

2015	$1,870
2016	7,514
2017	3,441
2018	710
2019	688
Thereafter	12,116
$26,339

Note 7 – Notes Payable – Convertible:
On September 28, 2012, NNN announced that the market price condition on its 3.950% convertible senior notes due 2026 (the "2026 Notes") has been satisfied, and that the 2026 Notes would be convertible during the calendar quarter beginning October 1, 2012.
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
As of December 31, 2012, $223,035,000 of the principal amount of the 5.125% convertible senior notes due 2028 (the "2028 Notes") were outstanding. In June 2013, NNN called all of the outstanding 2028 Notes for redemption on July 11, 2013. On July 11, 2013, $130,000 principal amount of the 2028 Notes was settled at par plus accrued interest. The holders of the remaining balance of $222,905,000 principal amount of 2028 Notes elected to convert into cash and shares of the Company's common stock in accordance with the conversion formula which is based on the average daily closing price of NNN's common stock price over a period of 20 days commencing after receipt of a note holder's conversion notice. In 2013, the Company issued 2,407,911 shares of common stock and paid approximately $226,427,000 in aggregate settlement value for the $223,035,000 aggregate principal amount of 2028 Notes outstanding. The difference between the amount paid and the principal amount of the settled notes of $3,197,000 was recognized as a decrease to additional paid-in capital and $195,000 was recorded as interest expense.
NNN recorded the following in interest expense relating to the 2028 Notes and the 2026 Notes for the years ended December 31 (dollars in thousands):

	2013	2012
Noncash interest charges	$2,072	$4,291
Contractual interest expense	5,400	15,744
Amortization of debt costs	566	1,149
	$8,038	$21,184
There was no interest expense related to the 2028 Notes and the 2026 Notes for the year ended December 31, 2014.

Note 8 – Notes Payable:
Each of NNN’s outstanding series of non-convertible notes is summarized in the table below (dollars in thousands):

Notes(1)	Issue Date	Principal	Discount(1)	Net Price	Stated Rate	Effective Rate(2)	Maturity Date
2015(6)	November 2005	$150,000	$390	$149,610	6.150%	6.185%	December 2015
2017(3)	September 2007	250,000	877	249,123	6.875%	6.924%	October 2017
2021(4)	July 2011	300,000	4,269	295,731	5.500%	5.690%	July 2021
2022	August 2012	325,000	4,989	320,011	3.800%	3.984%	October 2022
2023(5)	April 2013	350,000	2,594	347,406	3.300%	3.388%	April 2023
2024(7)	May 2014	350,000	707	349,293	3.900%	3.924%	June 2024

(1)	The note discounts are amortized to interest expense over the respective term of each debt obligation using the effective interest method.

(2)	Includes the effects of the discount, treasury lock gain/loss and swap gain/loss, as applicable.

(3)
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

(4)
NNN entered into two interest rate hedges with a total notional amount of $150,000. Upon issuance of the 2021 Notes, NNN terminated the interest rate hedge agreements resulting in a liability of $5,300, of which $5,218 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

(5)
NNN entered into four forward starting swaps with an aggregate notional amount of $240,000. Upon issuance of the 2023 Notes, NNN terminated the forward starting swaps resulting in a liability of $3,156, of which $3,141 was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

(6)	NNN plans to use proceeds from the Credit Facility and/or potential debt or equity offerings to repay the outstanding indebtedness.

(7)
NNN entered into three forward starting swaps with an aggregate notional amount of $225,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312, which was deferred in other comprehensive income. The deferred liability is being amortized over the term of the note using the effective interest method.

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
In connection with the debt offerings, NNN incurred debt issuance costs totaling $15,500,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. Debt issuance costs for all note issuances have been deferred and are being amortized over the term of the respective notes using the effective interest method.
In June 2014, NNN repaid the $150,000,000 6.250% notes payable that were due in June 2014.
In accordance with the terms of the indenture, pursuant to which NNN’s notes have been issued, NNN is required to meet certain restrictive financial covenants, which, among other things, require NNN to maintain (i) certain leverage ratios and (ii) certain interest coverage. At December 31, 2014, NNN was in compliance with those covenants.

Note 9 – Preferred Stock:
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
NNN completed the following underwritten public offerings of cumulative redeemable preferred stock and are still outstanding ("Preferred Stock Shares") (dollars in thousands, except per share data):

Series	Dividend Rate(1)	Issued	Depositary Shares Outstanding(2)	Gross Proceeds	Stock Issuance Costs(3)	Dividend Per Depositary Share	Earliest Redemption Date(4)
Series D	6.625%	February 2012	11,500,000	$287,500	$9,855	$1.656250	February 2017
Series E	5.700%	May 2013	11,500,000	287,500	9,856	1.425000	May 2018

(1)	Holders are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash dividends.

(2)	Representing 1/100th of a preferred share. Each issuance included 1,500,000 depositary shares in connection with the underwriters' over-allotment.

(3)	Consisting primarily of underwriting commissions and fees, rating agency fees, legal and accounting fees and printing expenses.

(4)	NNN may redeem the preferred stock underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends.
The Preferred Stock Shares underlying the depositary shares rank senior to NNN’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of NNN. The Preferred Stock Shares have no maturity date and will remain outstanding unless redeemed. In addition, upon a change of control, as defined in the articles supplementary fixing the rights and preferences of the Preferred Stock Shares, NNN may redeem the Preferred Stock Shares underlying the depositary shares at a redemption price of $2,500.00 per share (or $25.00 per depositary share), plus all accumulated and unpaid dividends, and in limited circumstances the holders of depositary shares may convert some or all of their Preferred Stock Shares into shares of NNN's common stock at conversion rates provided in the related articles supplementary. As of February 20, 2015, the Preferred Stock Shares were not redeemable or convertible.

Note 10 – Common Stock:
In February 2012, NNN filed a shelf registration statement with the Commission which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
In November 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued 5,462,500 shares (including 712,500 shares in connection with the underwriters' over-allotment) of common stock at a price of $38.16 per share and received net proceeds of $199,961,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $8,488,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
In May 2012, NNN established an at-the-market ("ATM") equity program (“2012 ATM”) which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through May 2015, of which 8,958,840 shares had been issued as of December 31, 2014. The 2012 ATM will expire in accordance with its terms in May 2015. The following outlines the common stock issuances pursuant to the 2012 ATM for the year ended December 31 (dollars in thousands, except per share data):

	2013	2012
Shares of common stock	4,676,542	4,282,298
Average price per share (net)	$32.60	$29.64
Net proceeds	152,435	126,947
Stock issuance costs (1)	2,161	2,145
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
There were no common stock issuances pursuant to the 2012 ATM for the year ended December 31, 2014.
In March 2013, NNN established a second ATM equity program ("2013 ATM") which allows NNN to sell up to an aggregate of 9,000,000 shares of common stock from time to time through March 2015, of which 6,038,812 shares had been issued as of December 31, 2014. The 2013 ATM will expire in accordance with its terms in March 2015. The following table outlines the common stock issuances pursuant to the 2013 ATM for the year ended December 31 (dollars in thousands, except per share data):

	2014	2013
Shares of common stock	3,758,362	2,280,450
Average price per share (net)	$35.90	$37.80
Net proceeds	134,919	86,208
Stock issuance costs (1)	2,195	1,613
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
Dividend Reinvestment and Stock Purchase Plan. In February 2012, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan (“DRIP”) which permits the issuance by NNN of 16,000,000 shares of common stock. The following outlines the common stock issuances pursuant to the DRIP for the year ended December 31 (dollars in thousands):

	2014	2013	2012
Shares of common stock	422,406	764,891	2,101,644
Net proceeds	$14,817	$25,407	$56,102

Note 11 – Employee Benefit Plan:
Effective January 1, 1998, NNN adopted a defined contribution retirement plan (the “Retirement Plan”) covering substantially all of the employees of NNN. The Retirement Plan permits participants to defer a portion of their compensation, as defined in the Retirement Plan, subject to limits established by the Code. NNN generally matches 60 percent of the first eight percent of a participant’s contributions. Additionally, NNN may make discretionary contributions. NNN’s contributions to the Retirement Plan for the years ended December 31, 2014, 2013 and 2012 totaled $453,000, $342,000 and $378,000, respectively.

Note 12 – Dividends:
The following presents the characterization for tax purposes of common stock dividends per share paid to stockholders for the years ended December 31:

	2014	2013	2012
Ordinary dividends	$1.306992	$1.224568	$1.199003
Qualified dividends	0.006212	0.056784	0.013346
Capital gain	0.008603	—	0.021358
Unrecaptured Section 1250 Gain	0.015362	0.000650	0.048890
Nontaxable distributions	0.312831	0.317998	0.277403
	$1.650000	$1.600000	$1.560000
The following table outlines the dividends declared and paid for NNN's common stock for the years ended December 31 (in thousands, except per share data):

	2014	2013	2012
Dividends	$204,157	$189,107	$167,495
Per share	1.650	1.600	1.560

On January 15, 2015, NNN declared a dividend of $0.420 per share, which was paid February 17, 2015 to its common stockholders of record as of January 30, 2015.
The following presents the characterization for tax purposes of Series C, D and E Preferred Stock dividends per share paid to stockholders for the year ended December 31:

	Series E		Series D			Series C
	2014	2013	2014	2013	2012	2012
Ordinary dividends	$1.393700	$0.741150	$1.619870	$1.590323	$1.255844	$0.502710
Qualified dividends	0.005738	0.030332	0.006670	0.065084	0.013979	0.005596
Capital gain	0.009177	—	0.010666	—	0.022371	0.008956
Unrecaptured Section 1250 Gain	0.016385	0.000393	0.019044	0.000843	0.051209	0.020498
	$1.425000	$0.771875	$1.656250	$1.656250	$1.343403	$0.537760

The following table outlines the dividends declared and paid for NNN's preferred stock for the years ended December 31(in thousands, except per share data):

	2014	2013	2012
Series C Preferred Stock (1):
Dividends	$—	$—	$1,979
Per share	—	—	0.537760

Series D Preferred Stock (2):
Dividends	19,047	19,047	15,449
Per share	1.656250	1.656250	1.343403

Series E Preferred Stock (3):
Dividends	16,387	8,876	—
Per share	1.425000	0.771875	—
(1) The Series C Preferred Stock was redeemed in March 2012. The dividends paid during the quarter ended March 31, 2012 include accumulated and unpaid dividends through the redemption date.
(2) The Series D Preferred Stock dividends paid during the quarter ended June 30, 2012 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series D Preferred Stock has no maturity date and will remain outstanding unless redeemed.
(3) The Series E Preferred Stock dividends paid during the quarter ended September 30, 2013 include accumulated and unpaid dividends from the issuance date through the declaration date. The Series E Preferred Stock has no maturity date and will remain outstanding unless redeemed.
In February 2015, NNN declared a dividend on its Series D and E Preferred Stock of 41.40625 and 35.62500 cents per depositary share, respectively, payable March 16, 2015.

Note 13 – Income Taxes:
For income tax purposes, NNN has taxable REIT subsidiaries in which certain real estate activities are conducted.
NNN treats some depreciation expense and certain other items differently for tax than for financial reporting purposes. The principal differences between NNN’s effective tax rates for the years ended December 31, 2014, 2013 and 2012, and the statutory rates relate to state taxes and nondeductible expenses.
In 2010, NNN acquired the 21.1% non-controlling interest in its majority owned and controlled subsidiary, OAMI, pursuant to which OAMI became a wholly owned subsidiary of NNN. As of December 31, 2014, OAMI has no remaining tax liabilities relating to the built-in gain of its assets.

The significant components of the net income tax asset consist of the following at December 31 (dollars in thousands):

	2014	2013
Deferred tax assets:
Cost basis	$1,233	$994
Deferred income	113	155
Reserves	2,756	4,728
Credits	434	393
Excess interest expense carryforward	1,689	2,706
Net operating loss carryforward	5,196	5,212
	11,421	14,188
Valuation allowance	(619)	—
Total deferred tax assets	10,802	14,188

Deferred tax liabilities:
Built-in gain	—	(2,163)
Depreciation	(204)	(618)
Other	(110)	(779)
Total deferred tax liabilities	(314)	(3,560)

Net deferred tax asset	$10,488	$10,628

In assessing the ability to realize a deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The net operating loss carryforwards were generated by NNN’s taxable REIT subsidiaries. The net operating loss carryforwards begin to expire in 2028. Based upon the level of historical taxable income and projections for future taxable income management believes it is more likely than not that NNN will realize all of the benefits of these deductible differences that existed as of December 31, 2014 and 2013, with the exception of a 2014 capital loss carryover.
As disclosed in Note 1, during the year ended December 31, 2012, NNN identified certain immaterial errors related to deferred tax assets and the related valuation allowance. NNN decreased deferred tax assets and the related valuation allowance by $10,350,000 each to correct a gross-up error and reversed its valuation allowance by $6,493,000 to reflect an overstatement of its valuation allowance recorded in the years ended December 31, 2010 and 2009.
Furthermore, NNN determined in the year ended December 31, 2012 that its available sources of income supported realizability of all of its gross deferred tax assets. In 2012, NNN reversed the remaining valuation allowance and recorded an income tax benefit of $1,178,000.
The increase in the valuation allowance for the year ended December 31, 2014 was $619,000. There was no valuation allowance as of December 31, 2013.

The income tax benefit (expense) consists of the following components for the years ended December 31, (as adjusted) (dollars in thousands):

	2014	2013	2012
Net earnings before income taxes	$190,844	$161,230	$135,124
Provision for income tax benefit (expense):
Current:
Federal	(190)	(195)	(136)
State and local	5	(90)	(7)
Deferred:
Federal	(166)	(790)	5,871
State and local	108	(10)	1,163
Total benefit (expense) for income taxes	(243)	(1,085)	6,891
Net earnings attributable to NNN’s stockholders	$190,601	$160,145	$142,015

The total income tax benefit (expense) differs from the amount computed by applying the statutory federal tax rate to net earnings before taxes as follows for the years ended December 31 (dollars in thousands):

	2014	2013	2012
Federal expense at statutory tax rate	$(64,887)	$(54,818)	$(45,942)
Nontaxable income of NNN	63,353	53,178	44,746
State taxes, net of federal benefit	(196)	(200)	(139)
Amortization of built-in gain tax	372	761	613
Expiration of built-in gain tax	1,792	—	—
Other	(58)	(6)	(58)
Valuation allowance (increase) decrease	(619)	—	7,671
Total tax benefit (expense)	$(243)	$(1,085)	$6,891
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

Note 14 – Earnings from Discontinued Operations:
Effective January 1, 2014, NNN has early adopted ASU 2014-08. Under ASU 2014-08, only disposals representing a strategic shift in operations are to be presented as discontinued operations. This requires the Company to continue to classify any Property disposal or Property classified as held for sale as of December 31, 2014, as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of December 31, 2014. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2013.
The following is a summary of the earnings from discontinued operations for each of the years ended December 31 (dollars in thousands):

	2014	2013	2012
Revenues:
Rental income from operating leases	$—	$1,666	$6,466
Earned income from direct financing leases	—	190	324
Percentage rent	—	2	27
Real estate expense reimbursement from tenants	23	97	153
Interest and other income from real estate transactions	21	33	13
	44	1,988	6,983
Operating expenses:
General and administrative	—	6	5
Real estate	9	203	642
Depreciation and amortization	3	343	1,381
Impairment losses and other charges	63	541	6,215
	75	1,093	8,243
Other expenses (revenues):
Interest expense	—	41	137
Real estate acquisition costs	—	209	10
	—	250	147
Earnings (loss) before gain on disposition of real estate and income tax expense	(31)	645	(1,407)
Gain on disposition of real estate	155	6,272	10,956
Income tax expense	—	(945)	—
Earnings from discontinued operations attributable to NNN, including noncontrolling interests	124	5,972	9,549
Earnings attributable to noncontrolling interests	—	(163)	(24)
Earnings from discontinued operations attributable to NNN	$124	$5,809	$9,525

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income (2)
September 2007	Two interest rate hedges	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
(1) Liability
(2) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of December 31, 2014, $13,579,000 remains in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the years ended December 31, 2014, 2013 and 2012, NNN reclassified $1,129,000, $438,000 and $231,000 out of other comprehensive income as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,685,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at December 31, 2014.

Note 16 – Performance Incentive Plan:
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

There were no stock options outstanding or exercisable at December 31, 2014.

Pursuant to the 2007 Plan, NNN has granted and issued shares of restricted stock to certain officers and key associates of NNN. The following summarizes the restricted stock activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Share Price
Non-vested restricted shares, January 1	808,186	$28.18
Restricted shares granted	371,434	33.38
Restricted shares vested	(162,622)	23.77
Restricted shares forfeited	—	—
Restricted shares repurchased	(11,354)	26.69
Non-vested restricted shares, December 31	1,005,644	$30.93
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
During the years ended December 31, 2014 and 2013, NNN granted 177,433 and 152,901, respectively, performance based shares subject to its total shareholder return growth after a three years period relative to its peers. The shares were granted to certain executive officers and had weighted average grant price of $33.42 and $33.73, respectively, per share. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. For the 2014 and 2013 grants, the conditions are based on market conditions, and the fair value was determined at the grant date (for a fair value share price of $21.92 and $21.54, respectively). Compensation expense is recognized over the requisite service period for both grants.
The following summarizes other grants made during the year ended December 31, 2014, pursuant to the 2007 Plan.

	Shares	Weighted Average Share Price
Other share grants under the 2007 Plan:
Directors’ fees	14,999	$35.17
Deferred directors’ fees	16,061	35.20
	31,060	$35.19
Shares available under the 2007 Plan for grant, end of period	3,588,241

The total compensation cost for share-based payments for the years ended December 31, 2014, 2013 and 2012, totaled $9,224,000, $7,459,000 and $8,131,000, respectively, of such compensation expense. At December 31, 2014, NNN had $12,852,000 of unrecognized compensation cost related to non-vested share-based compensation arrangements under the 2007 Plan. This cost is expected to be recognized over a weighted average period of 2.4 years. In addition, NNN recognized performance based long-term incentive cash compensation expense of $729,000 and $1,684,000 for the years ended December 31, 2013 and 2012 respectively. There was no long-term incentive cash recognized in 2014.

Note 17 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at December 31, 2014 and 2013, approximate fair value based upon current market prices of similar issues. At December 31, 2014 and 2013, the carrying value and fair value of NNN’s notes payable, collectively, was $1,813,439,000 and $1,555,672,000, respectively, based upon quoted market prices, which are a Level 1 input.

Note 18 – Quarterly Financial Data (unaudited):
The following table outlines NNN’s quarterly financial data (dollars in thousands, except per share data):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues as originally reported (1)	$104,064	$105,613	$109,856	$115,315
Net earnings attributable to NNN’s stockholders	$43,333	$45,571	$47,940	$53,757
Net earnings per share (2):
Basic	$0.28	$0.30	$0.31	$0.35
Diluted	0.28	0.30	0.31	0.35
2013
Revenues as originally reported	$92,565	$96,121	$100,621	$103,648
Reclassified to discontinued operations	(100)	173	155	344
Adjusted revenue	$92,465	$96,294	$100,776	$103,992
Net earnings attributable to NNN’s stockholders	$34,066	$37,486	$44,352	$44,241
Net earnings per share (2):
Basic	$0.26	$0.28	$0.29	$0.29
Diluted	0.25	0.27	0.29	0.29

(1)	No revenues were reclassified to discontinued operations.

(2)	Calculated independently for each period and consequently, the sum of the quarters may differ from the annual amount.

Note 19 – Segment Information:

For the years ended December 31, 2014, 2013 and 2012, NNN’s operations are reported within one business segment in the consolidated financial statements and all properties are part of the Properties or Property Portfolio.

Note 20 – Fair Value Measurements:
NNN currently values its Residuals based upon a valuation which provides a discounted cash flow analysis based upon prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a rollforward of the Residuals during the year ended December 31, 2014 (dollars in thousands):

Balance at beginning of period	$11,721
Total gains (losses) – realized/unrealized:
Included in earnings	(256)
Included in other comprehensive income	1,038
Interest income on Residuals	1,834
Cash received from Residuals	(2,711)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$11,626
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$163

Note 21 – Major Tenants:
As of December 31, 2014, NNN had no tenants that accounted for ten percent or more of its rental and earned income.

Note 22 – Commitments and Contingencies:
In the ordinary course of its business, NNN is a party to various other legal actions which management believes are routine in nature and incidental to the operation of the business of NNN. Management believes that the outcome of the proceedings will not have a material adverse effect upon its operations, financial condition or liquidity.

Note 23 – Subsequent Events:
NNN reviewed all subsequent events and transactions that have occurred after December 31, 2014, the date of the consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Process for Assessment and Evaluation of Disclosure Controls and Procedures and Internal Control over Financing Reporting.
NNN carried out an assessment as of December 31, 2014, of the effectiveness of the design and operation of its disclosure controls and procedures and its internal control over financial reporting. This assessment was done under the supervision and with the participation of management, including NNN’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (the “Commission”) require NNN to present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of NNN’s disclosure controls and procedures and the conclusions of NNN’s management about the effectiveness of NNN’s internal control over financial reporting as of the end of the period covered by this annual report.
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
Assessment of Effectiveness of Disclosure Controls and Procedures.
Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, NNN’s disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting.
Management, including NNN’s Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting for NNN. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – 2013 Integrated Framework to assess the effectiveness of NNN’s internal control over financial reporting. Based upon the assessments, NNN’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, NNN’s internal control over financial reporting was effective.
Attestation Report of the Registered Public Accounting Firm.
Ernst & Young LLP, NNN’s independent registered public accounting firm, audited the financial statements included in this Annual Report on Form 10-K and in connection therewith has issued an attestation report on NNN’s effectiveness of internal control over financial reporting, which appears in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting.
During the three months ended December 31, 2014, there were no changes in NNN’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, NNN’s internal control over financial reporting.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	38

		Consolidated Balance Sheets as of December 31, 2014 and 2013	40

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	41

		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	43

		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	46

		Notes to Consolidated Financial Statements	48

	(2)	Financial Statement Schedules

		Schedule III – Real Estate and Accumulated Depreciation and Amortization and Notes as of December 31, 2014

		Schedule IV – Mortgage Loans on Real Estate and Notes as of December 31, 2014

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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 20, 2015 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2014, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2015.

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

Signature	Title	Date

/s/ Craig Macnab	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 20, 2015
Craig Macnab

/s/ Ted B. Lanier	Lead Director	February 20, 2015
Ted B. Lanier

/s/ Don DeFosset	Director	February 20, 2015
Don DeFosset

/s/ David M. Fick	Director	February 20, 2015
David M. Fick

/s/ Edward J. Fritsch	Director	February 20, 2015
Edward J. Fritsch

/s/ Richard B. Jennings	Director	February 20, 2015
Richard B. Jennings

/s/ Robert C. Legler	Director	February 20, 2015
Robert C. Legler

/s/ Robert Martinez	Director	February 20, 2015
Robert Martinez

/s/ Kevin B. Habicht	Director, Chief Financial Officer (Principal Financial and Accounting Officer), Executive Vice President, Assistant Secretary and Treasurer	February 20, 2015
Kevin B. Habicht

Exhibit Index

3.	Articles of Incorporation and Bylaws

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

4.1
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

12.	Statement of Computation of Ratios of Earnings to Fixed Charges (filed herewith).

21.	Subsidiaries of the Registrant (filed herewith).

23.	Consent of Independent Accountants

	23.1	Ernst & Young LLP dated February 20, 2015 (filed herewith).

24.	Power of Attorney (included on signature page).

31.	Section 302 Certifications

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.	Section 906 Certifications

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.	Additional Exhibits

	99.1	Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed herewith).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Annual Report on Form 10-K for the period ended December 31, 2014, are formatted in Extensible Business Reporting Language: (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of cash flows, and (iv) notes to consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(Dollars in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
7-Eleven:
Tampa, FL	—	1,081	917	—	—	1,070	917	1,987	362	1999	12/98	(g)	40
Austin, TX	—	259	1,361	—	—	259	1,361	1,620	170	1985	11/11		25
Austin, TX	—	900	3,571	—	—	900	3,571	4,471	319	2004	11/11		35
Austin, TX	—	1,101	2,987	—	—	1,101	2,987	4,088	267	2006	11/11		35
Beaumont, TX	—	115	1,543	—	—	115	1,543	1,658	161	1996	11/11		30
Beaumont, TX	—	124	2,968	—	—	124	2,968	3,092	309	1996	11/11		30
Beaumont, TX	—	239	2,031	—	—	239	2,031	2,270	181	2002	11/11		35
Bloomington, TX	—	38	3,093	—	—	38	3,093	3,131	387	1985	11/11		25
Bryan, TX	—	479	3,561	—	—	479	3,561	4,040	371	2000	11/11		30
Canyon Lake, TX	—	144	1,830	—	—	144	1,830	1,974	229	1977	11/11		25
Cedar Park, TX	—	833	1,705	—	—	833	1,705	2,538	152	2002	11/11		35
College Station, TX	—	393	3,342	—	—	393	3,342	3,735	348	2000	11/11		30
Corpus Christi, TX	—	661	2,624	—	—	661	2,624	3,285	273	1999	11/11		30
Corpus Christi, TX	—	412	2,356	—	—	412	2,356	2,768	245	1999	11/11		30
Corpus Christi, TX	—	450	1,370	—	—	450	1,370	1,820	143	1996	11/11		30
Corpus Christi, TX	—	383	3,093	—	—	383	3,093	3,476	276	2006	11/11		35
Edinburg, TX	—	431	2,193	—	—	431	2,193	2,624	228	1999	11/11		30
Edna, TX	—	67	1,897	—	—	67	1,897	1,964	237	1976	11/11		25
Harlingen, TX	—	230	2,356	—	—	230	2,356	2,586	245	2000	11/11		30
Kingsland, TX	—	153	2,691	—	—	153	2,691	2,844	336	1972	11/11		25
Kingsville, TX	—	163	1,485	—	—	163	1,485	1,648	186	1990	11/11		25
Laredo, TX	—	335	2,509	—	—	335	2,509	2,844	261	1999	11/11		30
Laredo, TX	—	421	3,016	—	—	421	3,016	3,437	314	1998	11/11		30
Laredo, TX	—	412	1,476	—	—	412	1,476	1,888	154	2001	11/11		30
Laredo, TX	—	441	1,935	—	—	441	1,935	2,376	173	2002	11/11		35
Laredo, TX	—	938	5,829	—	—	938	5,829	6,767	607	1995	11/11		30
Mercedes, TX	—	556	1,523	—	—	556	1,523	2,079	159	1998	11/11		30
Palacios, TX	—	29	1,667	—	—	29	1,667	1,696	208	1984	11/11		25
Pflugerville, TX	—	996	2,336	—	—	996	2,336	3,332	209	2002	11/11		35
Portland, TX	—	488	4,710	—	—	488	4,710	5,198	491	1999	11/11		30
Rio Bravo, TX	—	355	1,351	—	—	355	1,351	1,706	121	2002	11/11		35
Rockport, TX	—	660	4,269	—	—	660	4,269	4,929	381	2008	11/11		35
Round Rock, TX	—	661	1,140	—	—	661	1,140	1,801	119	2000	11/11		30
San Antonio, TX	—	441	1,313	—	—	441	1,313	1,754	137	1999	11/11		30
San Juan, TX	—	565	1,179	—	—	565	1,179	1,744	123	1999	11/11		30
Victoria, TX	—	431	2,298	—	—	431	2,298	2,729	239	1986	11/11		30
Victoria, TX	—	259	2,346	—	—	259	2,346	2,605	244	1984	11/11		30
West Orange, TX	—	220	2,088	—	—	220	2,088	2,308	217	1993	11/11		30
Winnie, TX	—	115	4,566	—	—	115	4,566	4,681	408	2002	11/11		35
Austin, TX	—	1,215	4,524	—	—	1,215	4,524	5,739	393	2004	12/11		35
Austin, TX	—	488	2,163	—	—	488	2,163	2,651	219	2000	12/11		30
Austin, TX	—	938	1,436	—	—	938	1,436	2,374	146	1998	12/11		30
Austin, TX	—	756	2,870	—	—	756	2,870	3,626	291	1999	12/11		30
Austin, TX	—	679	1,905	—	—	679	1,905	2,584	193	1999	12/11		30
Austin, TX	—	775	4,677	—	—	775	4,677	5,452	474	1996	12/11		30
Austin, TX	—	861	3,004	—	—	861	3,004	3,865	305	2001	12/11		30
Austin, TX	—	880	1,790	—	—	880	1,790	2,670	181	1998	12/11		30
Austin, TX	—	689	1,732	—	—	689	1,732	2,421	176	1999	12/11		30
Austin, TX	—	612	3,061	—	—	612	3,061	3,673	310	1999	12/11		30
Austin, TX	—	612	2,775	—	—	612	2,775	3,387	281	1999	12/11		30
Cedar Park, TX	—	536	1,914	—	—	536	1,914	2,450	194	1999	12/11		30
San Antonio, TX	—	411	2,555	—	—	411	2,555	2,966	259	1999	12/11		30
San Antonio, TX	—	603	2,048	—	—	603	2,048	2,651	208	1999	12/11		30
San Antonio, TX	—	517	2,670	—	—	517	2,670	3,187	271	1999	12/11		30
San Antonio, TX	—	632	1,991	—	—	632	1,991	2,623	202	2001	12/11		30
San Antonio, TX	—	469	2,727	—	—	469	2,727	3,196	276	1998	12/11		30
San Antonio, TX	—	947	2,535	—	—	947	2,535	3,482	257	1999	12/11		30
San Antonio, TX	—	909	1,359	—	—	909	1,359	2,268	138	1999	12/11		30
San Antonio, TX	—	631	2,851	—	—	631	2,851	3,482	289	1999	12/11		30
San Antonio, TX	—	766	1,474	—	—	766	1,474	2,240	149	1999	12/11		30
San Antonio, TX	—	412	2,010	—	—	412	2,010	2,422	204	1999	12/11		30
San Antonio, TX	—	985	3,253	—	—	985	3,253	4,238	330	1999	12/11		30
San Antonio, TX	—	679	2,937	—	—	679	2,937	3,616	298	1999	12/11		30
San Antonio, TX	—	919	2,344	—	—	919	2,344	3,263	204	2002	12/11		35
San Antonio, TX	—	545	3,148	—	—	545	3,148	3,693	319	1999	12/11		30
San Antonio, TX	—	899	2,593	—	—	899	2,593	3,492	225	2002	12/11		35
Universal City, TX	—	699	1,675	—	—	699	1,675	2,374	170	2001	12/11		30
Belpre, OH	—	408	759	—	—	408	759	1,167	14	1990	07/14		25
Charleston, WV	—	549	729	—	—	549	729	1,278	11	1995	07/14		30
Charleston, WV	—	689	974	—	—	689	974	1,663	15	1970	07/14		30
Clarksburg, WV	—	390	613	—	—	390	613	1,003	11	1978	07/14		25
Mannington, WV	—	218	745	—	—	218	745	963	11	1996	07/14		30
N. Belle Vernon, PA	—	438	1,165	—	—	438	1,165	1,603	21	1996	07/14		25
New Castle, PA	—	292	617	—	—	292	617	909	9	1983	07/14		30
Parkersburg, WV	—	298	782	—	—	298	782	1,080	14	1988	07/14		25
Parkersburg, WV	—	422	739	—	—	422	739	1,161	11	1985	07/14		30
Weston, WV	—	114	583	—	—	114	583	697	9	1995	07/14		30

Academy:
Beaumont, TX (n)	—	1,424	2,449	—	—	1,424	2,449	3,873	967	1992	03/99		40
Houston, TX	—	2,311	1,628	—	—	2,311	1,628	3,939	643	1976	03/99		40
Franklin, TN	—	1,807	2,108	—	—	1,589	2,108	3,697	671	1999	06/05		30

Ace Hardware and Lighting:
Bourbonnais, IL	—	298	1,329	—	—	298	1,329	1,627	478	1997	11/98		37

Advance Auto Parts:
Miami, FL	—	867	—	1,035	—	867	1,035	1,902	247	2005	12/04	(g)	40
Richmond, VA	—	193	1,268	—	—	193	1,268	1,461	37	2008	02/14		30

Adventure Landing:
Jacksonville Beach, FL	—	3,615	5,636	—	—	3,615	5,636	9,251	1,212	1995	04/11		30
Jacksonville, FL	—	721	861	—	—	721	861	1,582	265	1983	04/11		25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Raleigh, NC	—	1,841	3,124	—	—	1,841	3,124	4,965	645	1989	04/11	25
St. Augustine, FL	—	797	289	—	—	797	289	1,086	130	1999	04/11	30
Tonawanda, NY	—	205	927	—	—	205	927	1,132	279	1991	04/11	25

Affordable Care:
Asheville, NC	—	467	576	—	—	467	576	1,043	9	2005	07/14	30
Conover, NC	—	187	623	—	—	187	623	810	10	2002	07/14	30
Poland, OH	—	231	650	—	—	231	650	881	12	2001	07/14	25
Wilmington, NC	—	398	565	—	—	398	565	963	9	2002	07/14	30

Aldi:
Cutler Bay, FL	—	989	1,479	205	—	989	1,684	2,673	709	1995	06/96	40

All Star Sports:
Wichita, KS	—	1,551	965	152	—	1,551	1,117	2,668	194	1987	05/07	40
Wichita, KS	—	3,275	1,631	167	—	3,275	1,798	5,073	322	1988	05/07	40

Amazing Jake's:
Plano, TX	—	5,705	17,049	18	—	5,705	17,067	22,772	3,147	1982	07/08	35

AMC Theatre:
Bloomington, IN	—	2,338	4,000	—	—	2,338	4,000	6,338	1,167	1987	09/07	25
Brighton, CO	—	1,070	5,491	—	—	1,070	5,491	6,561	1,001	2005	09/07	40
Castle Rock, CO	—	2,905	5,002	—	—	2,905	5,002	7,907	912	2005	09/07	40
Evansville, IN	—	1,300	4,269	—	—	1,300	4,269	5,569	889	1999	09/07	35
Galesburg, IL	—	1,205	2,441	—	—	1,205	2,441	3,646	445	2003	09/07	40
Machesney Park, IL	—	3,018	8,770	—	—	3,018	8,770	11,788	1,599	2005	09/07	40
Michigan City, IN	—	1,996	8,422	—	—	1,996	8,422	10,418	1,535	2005	09/07	40
Muncie, IN	—	1,243	5,512	—	—	1,243	5,512	6,755	1,005	2005	09/07	40
Naperville, IL	—	6,141	11,624	—	—	6,141	11,624	17,765	2,119	2006	09/07	40
New Lenox, IL	—	6,778	10,980	—	—	6,778	10,980	17,758	2,002	2004	09/07	40
Chicago, IL	—	7,257	10,955	—	—	7,257	10,955	18,212	1,906	2007	01/08	40
Johnson Creek, WI	—	1,433	3,932	—	—	1,433	3,932	5,365	782	1997	01/08	35
Lake Delton, WI	—	2,063	8,366	—	—	2,063	8,366	10,429	1,663	1999	01/08	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Quincy, IL	—	1,297	2,850	—	—	1,297	2,850	4,147	567	1982	01/08		35
Schererville, IN	—	6,619	14,225	—	—	6,619	14,225	20,844	3,299	1996	01/08		30

American Family Care:
Mobile, AL	—	843	562	348	—	843	910	1,753	218	1997	12/01		40
Alcoa, TN	—	1,221	—	1,730	—	1,221	1,730	2,951	56	2013	12/12	(m)	40
Cullman, AL	—	541	—	1,517	—	541	1,517	2,058	46	2013	12/12	(m)	40
Decatur, AL	—	460	1,283	—	—	460	1,283	1,743	75	2010	12/12		35
Nashville, TN	—	377	—	1,403	—	377	1,403	1,780	37	2013	12/12	(m)	40
Pace, FL	—	738	—	1,459	—	738	1,459	2,197	44	2013	12/12	(m)	40
Woodstock, GA	—	563	—	1,653	—	563	1,653	2,216	36	2014	12/12	(m)	40
Fairhope, AL	—	(1)	1,929	—	—	(1)	1,929	1,929	90	2012	02/13		40
Dothan, AL	—	667	—	1,400	—	667	1,400	2,067	45	2013	02/13	(m)	40
Auburn, AL	—	663	—	1,835	—	663	1,835	2,498	48	2013	03/13	(m)	40
Milton, GA	—	577	1,526	—	—	577	1,526	2,103	68	2012	03/13		40
Roswell, GA	—	814	—	1,851	—	816	1,851	2,667	17	2014	04/13	(m)	40
Marietta, GA	—	432	—	1,846	—	432	1,846	2,278	40	2014	04/13	(m)	40
Mt. Juliet, TN	—	875	1,566	—	—	875	1,566	2,441	57	2013	07/13		40
Chattanooga, TN	—	469	—	1,626	—	469	1,626	2,095	36	2014	07/13	(m)	40
Columbus, GA	—	550	—	1,520	—	550	1,520	2,070	33	2014	07/13	(m)	40
Birmingham, AL	—	445	—	1,640	—	445	1,640	2,085	39	2005	08/13	(m)	40
Hendersonville, TN	—	660	1,640	—	—	660	1,640	2,300	46	2013	11/13		40
Calera, AL	—	606	—	1,673	—	606	1,673	2,279	19	2014	12/13	(m)	40
Spring Hill, TN	—	589	—	1,509	—	589	1,509	2,098	(q)	2014	02/14	(m)	(q)
Athens, AL	—	497	—	1,527	—	497	1,527	2,024	(q)	2014	03/14	(m)	(q)
Panama City Beach, FL	—	995	—	1,455	—	995	1,455	2,450	(q)	2014	04/14	(m)	(q)
Gadsden, AL	—	527	—	1,265	—	527	1,265	1,792	(q)	2014	05/14	(m)	(q)
Knoxville, TN	—	2,021	—	—	—	2,021	(e)	2,021	(e)	(e)	08/14	(m)	(e)
Fort Oglethorpe, GA	—	736	—	—	—	736	(e)	736	(e)	(e)	08/14	(m)	(e)

American Freight:
Glen Allen, VA	—	889	1,948	—	—	889	1,948	2,837	905	1996	05/96		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
American Retail Service:
Lincoln City, OR	—	1,099	1,560	—	—	1,099	1,560	2,659	127	1973	12/12		25
Salem, OR	—	433	1,627	735	—	433	2,362	2,795	131	1999	12/12		40
Yuma, AZ	—	1,118	1,878	—	—	1,118	1,878	2,996	153	1987	12/12		25

Amoco:
Miami, FL	—	969	—	—	—	969	(i)	969	(i)	(i)	05/03		(i)
Sunrise, FL	—	949	—	—	—	949	(i)	949	(i)	(i)	06/03		(i)
Deerfield Beach, FL	—	770	274	26	—	770	300	1,070	63	1980	12/05		40

Amscot:
Tampa, FL	—	1,160	352	—	—	1,160	352	1,512	81	1981	10/05		40
Orlando, FL	—	764	—	891	—	764	891	1,655	189	2006	12/05		40
Orlando, FL	—	664	1,011	—	—	664	983	1,647	205	2006	12/05	(g)	40
Orlando, FL	—	358	—	900	—	358	900	1,258	193	2006	02/06	(g)	40
Orlando, FL	—	546	—	872	—	546	872	1,418	191	2006	02/06	(g)	40
Clearwater, FL	—	456	332	—	—	456	332	788	69	1967	09/06		40

Applebee's:
Ballwin, MO	—	1,496	1,404	—	—	1,496	1,404	2,900	458	1995	12/01		40
Cincinnati, OH	—	312	898	—	—	312	898	1,210	131	2002	08/10		30
Crestview Hills, KY	—	1,069	1,367	—	—	1,069	1,367	2,436	239	1993	08/10		25
Danville, KY	—	641	1,645	—	—	641	1,645	2,286	240	2003	08/10		30
Florence, KY	—	1,075	1,488	—	—	1,075	1,488	2,563	260	1988	08/10		25
Frankfort, KY	—	862	1,610	—	—	862	1,610	2,472	235	1993	08/10		30
Georgetown, KY	—	809	1,437	—	—	809	1,437	2,246	210	2001	08/10		30
Hilliard, OH	—	808	1,846	—	—	808	1,846	2,654	269	1998	08/10		30
Mason, OH	—	545	941	—	—	545	941	1,486	137	1997	08/10		30
Maysville, KY	—	513	1,387	—	—	513	1,387	1,900	173	2005	08/10		35
Nicholasville, KY	—	454	1,077	—	—	454	1,077	1,531	157	2000	08/10		30
Troy, OH	—	645	862	—	—	645	862	1,507	151	1996	08/10		25
Grove City, OH	—	511	1,415	—	—	511	1,415	1,926	198	1990	10/10		30
Kettering, OH	—	359	1,043	—	—	359	1,043	1,402	125	2005	10/10		35
Mesa, AZ	—	974	1,514	—	—	974	1,514	2,488	212	1992	10/10		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Mesa, AZ	—	748	1,734	—	—	748	1,734	2,482	243	1998	10/10		30
Mt. Sterling, KY	—	510	1,392	—	—	510	1,392	1,902	167	2000	10/10		35
Phoenix, AZ	—	781	1,456	—	—	781	1,456	2,237	204	1,995	10/10		30
Phoenix, AZ	—	458	1,099	—	—	458	1,099	1,557	132	2004	10/10		35
Angola, IN	—	478	1,533	—	—	478	1,533	2,011	20	2002	07/14		35

Arby's:
Colorado Springs, CO	—	206	534	—	—	206	534	740	174	1998	12/01		40
Thomson, GA	—	268	504	—	—	268	504	772	164	1997	12/01		40
Washington Courthouse, OH	—	157	546	—	—	157	546	703	178	1998	12/01		40
Whitmore Lake, MI	—	171	469	—	—	171	469	640	153	1993	12/01		40
Indianapolis, IN	—	285	686	—	—	285	686	971	10	1998	07/14		30
Indianapolis, IN	—	456	830	—	—	456	830	1,286	11	2005	07/14		35

ARCO ampm:
Casa Grande, AZ	—	2,340	1,894	83	—	2,340	1,905	4,245	366	1993	05/08		35
Gilbert, AZ	—	1,317	1,304	85	—	1,166	1,325	2,491	262	1996	05/08		35
Globe, AZ	—	762	2,148	114	—	762	2,180	2,942	429	1998	05/08		35
Mesa, AZ	—	1,332	1,367	92	—	1,156	1,385	2,541	315	1986	05/08		30
Mesa, AZ	—	2,219	2,140	89	—	2,219	2,170	4,389	375	2000	05/08		40
Prescott, AZ	—	1,266	1,261	118	—	1,266	1,294	2,560	262	1997	05/08		35
Scottsdale, AZ	—	1,529	1,373	240	—	1,529	1,451	2,980	315	1999	05/08		35
Sedona, AZ	—	1,281	1,324	107	—	1,281	1,345	2,626	234	2000	05/08		40
Tucson, AZ	—	1,105	1,336	111	—	1,105	1,358	2,463	269	1992	05/08		35
Tucson, AZ	—	1,457	1,619	125	—	1,457	1,651	3,108	329	1995	05/08		35
Tucson, AZ	—	1,083	1,599	86	—	1,083	1,620	2,703	318	1992	05/08		35
Tucson, AZ	—	1,223	1,911	102	—	1,223	1,932	3,155	377	1996	05/08		35
Soldotna, AK	—	180	891	—	—	180	891	1,071	16	1985	07/14		25

Ashley Furniture:
Altamonte Springs, FL	—	2,906	4,877	315	—	2,906	5,192	8,098	2,219	1997	09/97		40
Florissant, MO	—	896	1,057	3,058	—	899	4,113	5,012	507	1996	04/03	(g)	40
Louisville, KY	—	1,667	4,989	—	—	1,667	4,989	6,656	1,221	2005	03/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
At Home:
Douglasville, GA	—	1,588	3,916	—	—	1,588	3,916	5,504	498	1987	06/12		20
Humble, TX	—	3,559	5,046	—	—	3,559	5,046	8,605	513	2001	06/12		25
Noblesville, IN	—	1,870	4,241	—	—	1,870	4,241	6,111	539	1995	06/12		20
Sandston, VA	—	1,972	6,599	—	—	1,972	6,599	8,571	671	1996	06/12		25
Greensboro, NC	—	2,121	6,460	—	—	2,121	6,460	8,581	440	1998	12/12		30
Greenville, SC	—	1,892	5,404	—	—	1,892	5,404	7,296	81	1996	08/14		25
Hilliard, OH	—	1,747	4,642	—	—	1,747	4,642	6,389	48	1994	10/14		20

AT&T:
Cincinnati, OH	—	297	443	347	—	312	775	1,087	225	1999	06/98		40

Babies R Us:
Arlington, TX	—	831	2,612	—	—	831	2,612	3,443	1,209	1996	06/96		40
Independence, MO	—	1,679	2,302	115	—	1,679	2,417	4,096	776	1996	12/01		40

BankUnited:
Orlando, FL	—	257	287	—	—	257	72	329	9	1988	07/92		30

Barnes & Noble:
Brandon, FL	—	1,476	1,527	—	—	1,476	1,527	3,003	763	1995	08/94	(f)	40
Glendale, CO	—	3,245	2,722	—	—	3,245	2,722	5,967	1,378	1994	09/94		40
Houston, TX	—	3,308	2,396	—	—	3,308	2,396	5,704	1,153	1995	10/94	(f)	40
Plantation, FL	—	3,616	3,498	—	—	3,616	960	4,576	39	1996	05/95	(f)	30
Freehold, NJ (n)	—	2,917	2,261	—	—	2,917	2,261	5,178	1,069	1995	01/96		40
Dayton, OH	—	1,413	3,325	—	—	1,413	3,325	4,738	1,446	1996	05/97		40
Redding, CA	—	497	1,626	—	—	497	1,626	2,123	713	1997	06/97		40
Memphis, TN	—	1,574	2,242	—	—	1,574	2,242	3,816	612	1997	09/97		40
Marlton, NJ	—	2,831	4,319	—	—	2,709	4,319	7,028	1,741	1995	11/98		40

Batteries Plus Bulbs:
Sunrise, FL	—	287	424	—	—	287	424	711	112	1979	05/04		40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bealls:
Sarasota, FL	—		1,078	1,795	—	—	1,078	1,795	2,873	513	1996	09/97		40

Beautiful America Dry Cleaners:
Orlando, FL	19	(h)	40	111	—	—	40	111	151	30	2001	02/04		40

Bed Bath & Beyond:
Glen Allen, VA	—		1,184	2,843	179	—	1,184	3,021	4,205	920	1997	06/98		40
Glendale, AZ	—		1,082	—	2,758	—	1,082	2,758	3,840	1,066	1999	12/98	(g)	40
Midland, MI	—		231	—	2,705	—	231	2,705	2,936	550	2006	07/03		40
Colonie, NY	—		3,119	4,130	—	—	3,119	4,130	7,249	52	1967	08/14		30

Bell Carolina (Taco Bell):
Fayetteville, NC	—		289	1,205	—	—	289	1,205	1,494	22	1998	06/14		30
Fayetteville, NC	—		607	1,135	—	—	607	1,135	1,742	25	1982	06/14		25
Fayetteville, NC	—		686	1,631	—	—	686	1,631	2,317	35	1992	06/14		25
Fayetteville, NC	—		269	1,771	—	—	269	1,771	2,040	38	1993	06/14		25
Fayetteville, NC	—		388	1,552	—	—	388	1,552	1,940	28	1996	06/14		30
Fayetteville, NC	—		448	1,334	—	—	448	1,334	1,782	24	1998	06/14		30
Fayetteville, NC	—		149	1,652	—	—	149	1,652	1,801	36	1988	06/14		25
Fayetteville, NC	—		497	1,691	—	—	497	1,691	2,188	31	2008	06/14		30
Fayetteville, NC	—		298	1,989	—	—	298	1,989	2,287	36	2005	06/14		30
Holly Ridge, NC	—		189	1,791	—	—	189	1,791	1,980	28	2012	06/14		35
Hope Mills, NC	—		438	2,138	—	—	438	2,138	2,576	46	1990	06/14		25
Jacksonville, NC	—		398	2,069	—	—	398	2,069	2,467	37	1994	06/14		30
Jacksonville, NC	—		428	2,327	—	—	428	2,327	2,755	50	1993	06/14		25
Jacksonville, NC	—		388	2,347	—	—	388	2,347	2,735	36	2007	06/14		35
Jacksonville, NC	—		577	1,304	—	—	577	1,304	1,881	20	2013	06/14		35
Leland, NC	—		289	1,205	—	—	289	1,205	1,494	19	2008	06/14		35
Lumberton, NC	—		368	2,208	—	—	368	2,208	2,576	40	2003	06/14		30
Midway Park, NC	—		467	2,069	—	—	467	2,069	2,536	45	1993	06/14		25
Pembroke, NC	—		438	1,095	—	—	438	1,095	1,533	20	2008	06/14		30
Saint Pauls, NC	—		419	767	—	—	419	767	1,186	14	2008	06/14		30

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Shallotte, NC	—		329	827	—	—	329	827	1,156	13	2011	06/14		35
Spring Lake, NC	—		408	2,009	—	—	408	2,009	2,417	31	2009	06/14		35
Whiteville, NC	—		179	1,315	—	—	179	1,315	1,494	20	2010	06/14		35
Wilmington, NC	—		547	1,423	—	—	547	1,423	1,970	22	2013	06/14		35
Wilmington, NC	—		239	1,463	—	—	239	1,463	1,702	23	2013	06/14		35
Wilmington, NC	—		587	2,277	—	—	587	2,277	2,864	35	2006	06/14		35

Best Buy:
Brandon, FL	—		2,985	2,772	—	—	2,985	2,772	5,757	1,239	1996	02/97		40
Cuyahoga Falls, OH	—		3,709	2,359	—	—	3,709	2,359	6,068	1,035	1970	06/97		40
Rockville, MD	—		6,233	3,419	—	—	6,233	3,419	9,652	1,492	1995	07/97		40
Fairfax, VA	—		3,052	3,218	—	—	3,052	3,218	6,270	1,398	1995	08/97		40
St. Petersburg, FL	—		4,032	2,611	—	—	4,032	2,611	6,643	939	1997	09/97		35
North Fayette, PA	—		2,331	2,293	—	—	2,331	2,293	4,624	948	1997	06/98		40
Denver, CO	—		8,882	4,373	—	—	8,882	4,373	13,255	1,480	1991	06/01		40
Albuquerque, NM	—		2,157	3,132	—	—	2,157	3,132	5,289	412	1992	09/11		25
Arlington, TX	—		1,372	3,890	—	—	1,372	3,890	5,262	512	1991	09/11		25
Beaumont, TX	—		614	2,177	—	—	614	2,177	2,791	358	1992	09/11		20
Dallas, TX	—		906	—	—	—	906	(e)	906	(e)	1990	09/11		(e)
Fort Collins, CO	—		2,054	3,346	—	—	2,054	3,346	5,400	441	1992	09/11		25
Fort Worth, TX	—		687	2,177	—	—	687	2,177	2,864	239	1992	09/11		30
Houston, TX	—		1,409	3,095	—	—	1,409	3,095	4,504	340	1992	09/11		30
Matteson, IL	—		384	2,089	—	—	384	2,089	2,473	344	1992	09/11		20
Nashua, NH	—		1,028	7,052	—	—	1,028	7,052	8,080	774	1999	09/11		30
North Attleborough, MA	—		2,761	4,165	—	—	2,761	4,165	6,926	457	1999	09/11		30
Schaumburg, IL	—		3,170	4,784	—	—	3,170	4,784	7,954	787	1965	09/11		20
Virginia Beach, VA	—		3,140	4,276	—	—	3,140	4,276	7,416	469	1999	09/11		30

Big Lots:
Dover, NJ	—		1,138	3,238	732	—	1,138	3,970	5,108	1,377	1995	11/98		40

BJ's Wholesale Club:
Orlando, FL	1,466	(h)	3,271	8,627	367	—	3,271	8,979	12,250	2,443	2001	02/04		40
Attleboro, MA	—		4,988	26,364	—	—	4,988	26,364	31,352	2,893	1993	09/11		30
Fairfax, VA	—		6,792	14,941	—	—	6,792	14,941	21,733	1,639	1992	09/11		30
Hamilton, NJ	—		3,166	29,373	—	—	3,166	29,373	32,539	2,762	2002	09/11		35
Hialeah, FL	—		4,792	14,067	—	—	4,792	14,067	18,859	1,543	2000	09/11		30
Roxbury, NJ	—		3,040	16,168	—	—	3,040	16,168	19,208	2,129	1993	09/11		25
W. Hartford, CT	—		2,846	14,299	—	—	2,846	14,299	17,145	1,569	1996	09/11		30

Black Fox Beauty Supply:
Corpus Christi, TX	—		125	137	195	—	125	332	457	115	1967	11/93		40

Blend Frozen Yogurt:
Lapeer, MI	—		63	457	—	—	63	436	499	83	2007	10/05		40

BMW:
Duluth, GA	—		4,434	4,080	6,559	—	4,504	10,639	15,143	2,499	1984	12/01		40

Bombones Sports Bar:
Dallas, TX	—		1,138	1,025	—	—	1,138	1,025	2,163	334	1994	12/01		40

Bonefish:
Mobile, AL	—		801	2,137	—	—	801	2,137	2,938	170	2006	03/12		35
Pensacola, FL	—		734	2,003	—	—	734	2,003	2,737	160	2004	03/12		35

Books-A-Million:
Newark, DE	—		2,394	4,789	—	—	2,366	4,789	7,155	2,398	1994	12/94		40
Bangor, ME	—		1,547	2,487	—	—	1,547	2,487	4,034	1,152	1996	06/96		40

Borough of Abbottstown:
Abbottstown, PA	—		55	200	—	—	55	200	255	45	2000	01/06		40

Boston Market:
Geneva, IL	—		653	601	—	—	669	518	1,187	174	1996	12/01		40
N. Olmsted, OH	—		602	461	—	—	602	389	991	128	1996	12/01		40
Novi, MI	—		836	651	—	—	836	298	1,134	101	1995	12/01		40

BP:
Jeannette, PA	—		79	235	—	—	79	235	314	4	1995	07/14		25

Buck's:
St. Louis, MO	—		776	—	3,822	—	776	3,822	4,598	545	2009	12/07	(m)	40
Glendale Heights, IL	—		1,662	—	—	—	1,662	(e)	1,662	(e)	(e)	03/14	(m)	(e)

Buffalo Wild Wings:
Michigan City, IN	—		163	492	—	—	163	492	655	160	1996	12/01		40

Bugaboo Creek:
Rochester, NY	—		792	1,535	—	—	792	1,535	2,327	289	1995	06/07		40

Burger King:
Colonial Heights, VA	—		662	610	—	—	662	610	1,272	199	1997	12/01		40

Burlington Coat Factory:
Lacey, WA	—		2,777	7,082	3,388	—	2,777	10,471	13,248	3,165	1992	02/97		40

Buybacks Entertainment:
Lafayette, LA	—		603	1,149	30	—	603	1,179	1,782	263	1999	12/05		40

C&C Gymnastics:
Augusta, GA	—		177	674	—	—	177	674	851	220	1998	12/01		40

Caliber Collision:
Alvin, TX	—		400	712	—	—	400	712	1,112	138	1984	02/11		20
Galveston, TX	—		361	789	—	—	361	789	1,150	153	1965	02/11		20
Houston, TX	—		348	1,731	—	—	348	1,731	2,079	268	1987	02/11		25
Copperas Cove, TX	—		269	1,436	—	—	269	1,436	1,705	121	1972	01/12		35
Killeen, TX	—		408	2,171	—	—	408	2,171	2,579	257	1986	01/12		25
Austin, TX	—		1,071	3,412	—	—	1,071	3,412	4,483	392	1975	02/12		25
Gilbert, AZ	—		474	1,543	—	—	474	1,543	2,017	135	2003	05/12		30
Spring, TX	—		913	2,307	—	—	913	2,307	3,220	195	2006	06/12		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Tomball, TX	—	414	1,281	—	—	414	1,281	1,695	93	2009	06/12		35
Edmond, OK	—	472	1,437	—	—	472	1,437	1,909	86	1964	03/13		30

Camping World:
Vacaville, CA	—	2,467	6,575	—	—	2,467	6,575	9,042	838	2008	07/10		35
North Little Rock, AR	—	1,198	3,348	2,237	—	1,280	5,513	6,793	465	2007	09/10	(o)	35
Strafford, MO	—	1,278	3,694	1,614	—	1,846	5,308	7,154	453	2007	09/10	(o)	35
Avondale, AZ	—	1,976	3,040	3,200	—	1,976	6,239	8,215	465	2009	05/11	(o)	35
Mesa, AZ	—	3,972	2,046	981	—	3,975	3,027	7,002	340	1983	05/11		25
Bowling Green, KY	—	584	2,481	—	—	584	2,481	3,065	245	2007	07/11		35
Council Bluffs, IA	—	2,013	2,806	—	—	2,013	2,806	4,819	277	2008	07/11		35
Roanoke, VA	—	2,046	5,050	—	—	2,046	5,050	7,096	499	2008	07/11		35
Golden, CO	—	5,516	—	6,544	—	6,446	6,544	12,990	443	2012	10/11	(m)	40
Belleville, MI	—	1,156	2,071	—	—	1,156	2,071	3,227	252	1986	12/11		25
Kissimmee, FL	—	1,578	2,783	—	—	1,578	2,783	4,361	339	1979	12/11		25
La Mirada, CA	—	3,593	911	—	—	3,577	907	4,484	92	1996	12/11		30
Myrtle Beach, SC	—	540	61	—	—	540	61	601	7	1976	12/11		25
Nashville, TN	—	1,155	1,034	5,665	—	3,626	4,235	7,861	309	1985	12/11	(o)	40
Valencia, CA	—	4,788	4,191	—	—	4,766	4,179	8,945	508	1980	12/11		25
Calera, AL	—	1,204	3,075	—	—	1,204	3,075	4,279	245	2008	03/12		35
Jacksonville, FL	—	2,343	2,679	—	—	1,289	2,679	3,968	299	1973	03/12		25
Louisville, TN	—	990	554	1,194	—	990	1,748	2,738	86	1977	03/12	(o)	40
Winter Garden, FL	—	1,173	3,178	—	—	1,173	3,178	4,351	296	1973	03/12		30
Cocoa, FL	—	1,194	1,876	—	—	1,194	1,876	3,070	154	1981	07/12		30
Dover, FL	—	2,431	9,658	—	—	2,431	9,658	12,089	447	2007	01/13		35
Grain Valley, MO	—	1,210	2,908	—	—	1,210	2,908	4,118	107	2003	09/13	(m)	35
Lubbock, TX	—	775	3,998	—	—	775	3,998	4,773	172	1997	09/13		30
Olive Branch, MS	—	3,163	—	3,907	—	3,163	3,907	7,070	(q)	2014	11/13	(m)	(q)
Cedar Falls, IA	—	1,924	3,810	—	—	1,924	3,810	5,734	101	2004	03/14	(m)	30

Carl's Jr.:
Spokane, WA	—	471	530	—	—	471	530	1,001	173	1996	12/01		40
Chandler, AZ	—	729	644	—	—	729	644	1,373	307	1984	06/05		20
Tucson, AZ	—	681	536	103	—	681	639	1,320	609	1988	06/05		10

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Carmike Cinemas:
Fayetteville, NC	—	2,409	—	13,750	—	2,409	13,750	16,159	43	2014	11/13		40
Montgomery, AL	—	1,686	11,156	—	—	1,686	11,156	12,842	81	2014	09/14		40
Albuquerque, NM	—	1,474	—	—	—	1,474	(e)	1,474	(e)	(e)	11/14	(m)	(e)

CarQuest:
Abbeville, LA	—	23	148	—	—	23	148	171	30	1970	12/10		20
Abbotsford, WI	—	56	163	—	—	56	163	219	26	1984	12/10		25
Aberdeen, SD (n)	—	71	329	—	—	71	329	400	66	1961	12/10		20
Addison, IL	—	76	314	—	—	76	314	390	51	1971	12/10		25
Alsip, IL	—	57	323	—	—	57	323	380	65	1972	12/10		20
Anaconda, MT	—	35	307	—	—	35	307	342	62	1965	12/10		20
Ann Arbor, MI	—	25	241	—	—	25	241	266	49	1970	12/10		20
Antigo, WI	—	96	294	—	—	96	294	390	40	1998	12/10		30
Appleton, WI (n)	—	85	438	—	—	85	438	523	59	1995	12/10		30
Arden, NC	—	42	281	—	—	42	281	323	45	1989	12/10		25
Baker, MT	—	12	140	—	—	12	140	152	28	1965	12/10		20
Bakersfield, CA	—	77	484	—	—	77	484	561	98	1945	12/10		20
Bangor, ME	—	51	339	—	—	51	339	390	55	1985	12/10		25
Bangor, ME (n)	—	53	356	—	—	53	356	409	96	1945	12/10		15
Bartlett, TN	—	40	293	—	—	40	293	333	47	1989	12/10		25
Bay City, MI	—	41	282	—	—	41	282	323	46	1989	12/10		25
Bay City, MI	—	106	521	—	—	106	521	627	140	1920	12/10		15
Bay City, MI	—	14	100	—	—	14	100	114	27	1942	12/10		15
Bellevue, NE	—	29	142	—	—	29	142	171	29	1965	12/10		20
Bend, OR	—	125	245	—	—	125	245	370	66	1935	12/10		15
Biddeford, ME	—	60	320	—	—	60	320	380	65	1968	12/10		20
Billings, MT	—	31	188	—	—	31	188	219	30	1970	12/10		25
Bismarck, ND	—	25	136	—	—	25	136	161	22	1985	12/10		25
Bozeman, MT	—	28	257	—	—	28	257	285	52	1964	12/10		20
Brunswick, ME	—	41	254	—	—	41	254	295	41	1985	12/10		25
Bucksport, ME	—	19	114	—	—	19	114	133	23	1976	12/10		20
Burlington, NC	—	47	229	—	—	47	229	276	31	1994	12/10		30
Carol Stream, IL	—	103	515	—	—	103	515	618	104	1960	12/10		20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chicago, IL	—	83	383	—	—	83	383	466	62	1987	12/10	25
Chippewa Falls, WI	—	33	328	—	—	33	328	361	44	1996	12/10	30
Cody, WY (n)	—	146	253	—	—	96	253	349	34	1999	12/10	30
Colstrip, MT	—	39	275	—	—	39	275	314	44	1981	12/10	25
Connersville, IN	—	28	171	—	—	28	171	199	46	1920	12/10	15
Corapolis, PA (n)	—	74	316	—	—	74	316	390	64	1980	12/10	20
Cut Bank, MT	—	9	115	—	—	9	115	124	23	1937	12/10	20
Devils Lake, ND	—	38	276	—	—	38	276	314	37	1999	12/10	30
Dillon, MT	—	24	204	—	—	24	204	228	41	1973	12/10	20
Dodge City, KS (n)	—	43	166	—	—	43	166	209	45	1948	12/10	15
Eau Claire, WI	—	33	204	—	—	33	204	237	41	1956	12/10	20
Elgin, IL	—	88	311	—	—	88	311	399	63	1965	12/10	20
Enterprise, AL	—	25	184	—	—	25	184	209	30	1988	12/10	25
Escanaba, MI	—	40	283	—	—	40	283	323	46	1982	12/10	25
Evansville, IN	—	60	301	—	—	60	301	361	49	1980	12/10	25
Fairbanks, AK	—	292	545	—	—	292	545	837	63	2003	12/10	35
Gainesville, FL (n)	—	47	362	—	—	47	362	409	97	1957	12/10	15
Glasgow, MT	—	48	275	—	—	48	275	323	56	1972	12/10	20
Great Falls, MT	—	17	173	—	—	17	173	190	35	1967	12/10	20
Greenville, OH	—	63	193	—	—	63	193	256	52	1910	12/10	15
Hamilton, MT	—	24	242	—	—	24	242	266	39	1991	12/10	25
Harlem, MT	—	17	116	—	—	17	116	133	19	1983	12/10	25
Hayward, WI	—	57	333	—	—	57	333	390	54	1980	12/10	25
Helena, MT	—	31	282	—	—	31	282	313	46	1987	12/10	25
Houlton, ME	—	38	219	—	—	38	219	257	89	1915	12/10	10
Irving, TX	—	182	208	—	—	182	208	390	42	1984	12/10	20
Kalispell, MT (n)	—	59	645	—	—	59	645	704	87	1998	12/10	30
Kennedale, TX	—	88	283	—	—	88	283	371	57	1959	12/10	20
Lafayette, LA	—	51	357	—	—	51	357	408	48	1996	12/10	30
Laurel, MS	—	74	202	—	—	74	202	276	54	1959	12/10	15
Lewistown, MT	—	19	180	—	—	19	180	199	29	1964	12/10	25
Livingston, MT	—	34	261	—	—	34	261	295	53	1976	12/10	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lufkin, TX (n)	—	94	229	—	—	94	229	323	46	1986	12/10		20
Madison, TN	—	78	179	—	—	78	179	257	29	1988	12/10		25
Madison, WI	—	57	409	—	—	57	409	466	66	1973	12/10		25
Malta, MT	—	19	181	—	—	19	181	200	29	1976	12/10		25
Marshfield, WI	—	60	282	—	—	60	282	342	57	1940	12/10		20
Medford, WI	—	37	229	—	—	37	229	266	37	1988	12/10		25
Memphis, TN	—	38	199	—	—	38	199	237	32	1987	12/10		25
Metamora, IL	—	69	292	—	—	69	292	361	39	1996	12/10		30
Midland, MI	—	44	336	—	—	44	336	380	45	1986	12/10		30
Midland, TX	—	36	212	—	—	36	212	248	57	1960	12/10		15
Montello, WI	—	26	173	—	—	26	173	199	23	1997	12/10		30
Muskegon, MI	—	38	257	—	—	38	257	295	35	1990	12/10		30
Neillsville, WI	—	26	145	—	—	26	145	171	23	1979	12/10		25
Nicholasville, KY	—	54	241	—	—	54	241	295	39	1988	12/10		25
Ocala, FL	—	78	416	—	—	78	416	494	112	1971	12/10		15
Olathe, KS	—	78	235	—	—	78	235	313	63	1950	12/10		15
Oshkosh, WI	—	99	224	—	—	99	224	323	30	1999	12/10		30
Overland, MO	—	68	370	—	—	68	370	438	75	1961	12/10		20
Owosso, MI	—	50	264	—	—	50	264	314	43	1986	12/10		25
Pearl, MS	—	43	195	—	—	43	195	238	26	1989	12/10		30
Phillips, WI	—	23	177	—	—	23	177	200	24	1992	12/10		30
Powell, WY	—	37	182	—	—	37	182	219	29	1978	12/10		25
Rhinelander, WI	—	28	115	—	—	28	115	143	23	1958	12/10		20
River Falls, WI	—	42	234	—	—	42	234	276	47	1976	12/10		20
Riverton, WY	—	99	300	—	—	99	300	399	49	1978	12/10		25
Rockford, IL	—	61	376	—	—	61	376	437	61	1962	12/10		25
Roundup, MT	—	23	205	—	—	23	205	228	41	1972	12/10		20
Schofield, WI	—	41	425	—	—	41	425	466	86	1968	12/10		20
Sheboygan, WI	—	77	370	—	—	77	370	447	43	2007	12/10		35
Shelby, MT	—	20	208	—	—	20	208	228	42	1976	12/10		20
Shelbyville, KY	—	52	224	—	—	52	224	276	36	1982	12/10		25
Sidney, MT (n)	—	42	395	—	—	42	395	437	80	1962	12/10		20
Spartanburg, SC	—	53	252	—	—	53	252	305	41	1972	12/10		25
Spokane, WA	—	66	201	—	—	66	201	267	41	1965	12/10		20
Spokane, WA	—	93	373	—	—	93	373	466	75	1972	12/10		20
St. Peter, MN	—	17	259	—	—	17	259	276	35	1999	12/10		30
Stayton, OR	—	88	312	—	—	88	312	400	42	1994	12/10		30
Stevens Point, WI (n)	—	61	405	—	—	61	405	466	65	1975	12/10		25
Sulphur, LA	—	31	216	—	—	31	216	247	44	1984	12/10		20
Thornton, CO	—	414	536	—	—	414	536	950	72	1996	12/10		30
Troy, AL	—	15	52	—	—	15	52	67	14	1966	12/10		15
Wasilla, AK	—	227	504	—	—	227	504	731	58	2002	12/10		35
Wausau, WI	—	52	300	—	—	52	300	352	48	1989	12/10		25
Wautoma, WI	—	18	106	—	—	18	106	124	21	1959	12/10		20
Waynesboro, MS	—	15	71	—	—	15	71	86	19	1962	12/10		15
West Columbia, SC	—	41	159	—	—	41	159	200	32	1962	12/10		20
West Memphis, AR	—	58	294	—	—	58	294	352	48	1987	12/10		25
Whitefish, MT	—	30	227	—	—	30	227	257	31	1993	12/10		30
Williston, ND	—	35	297	—	—	35	297	332	40	1999	12/10		30
Windom, MN	—	5	137	—	—	5	137	142	28	1950	12/10		20
Wisconsin Rapids, WI	—	41	215	—	—	41	215	256	43	1975	12/10		20
Yakima, WA	—	50	321	—	—	50	321	371	65	1965	12/10		20
Aurora, IL	—	641	226	—	—	641	226	867	44	1971	02/11		20
Benton Harbor, MI	—	207	160	—	—	207	160	367	31	1978	02/11		20
Caro, MI	—	85	132	—	—	85	132	217	51	1941	02/11		10
Eagle River, WI	—	99	52	—	—	99	52	151	10	1978	02/11		20
Essexville, MI	—	113	113	—	—	113	113	226	22	1974	02/11		20
Lexington, KY	—	85	226	—	—	85	226	311	29	1991	02/11		30
Mt. Pleasant, MI	—	85	207	—	—	85	207	292	32	1984	02/11		25
Portland, ME	—	123	264	—	—	123	264	387	68	1951	02/11		15
Saginaw, MI	—	179	75	—	—	179	75	254	29	1955	02/11		10
Warrenton, VA	—	123	66	—	—	123	66	189	26	1939	02/11		10
Billings, MT	—	66	291	—	—	66	291	357	40	1994	07/11		25
Mobile, AL	—	75	197	—	—	75	197	272	34	1975	07/11		20
New Castle, IN	—	113	19	—	—	113	19	132	3	1991	07/11		25
Spokane, WA	—	75	56	—	—	75	56	131	10	1955	07/11		20
Chicago, IL	—	90	239	—	—	90	239	329	50	1949	11/11		15
Missoula, MT	—	99	367	—	—	99	367	466	57	1965	11/11		20
Sheridan, WY	—	198	385	—	—	198	385	583	60	1980	11/11		20
Sauk Centre, MN	—	64	85	—	—	64	85	149	11	1958	11/11		25
Watford City, ND	—	31	124	—	—	31	124	155	15	1974	11/11		25
Fairmont, MN	—	98	166	—	—	98	166	264	25	1978	01/12		20
Sycamore, IL	—	49	476	—	—	49	476	525	70	1924	01/12		20
Worland, WY	—	48	193	—	—	48	193	241	26	1949	04/12		20
Anchorage, AK	—	315	92	—	—	315	92	407	12	1971	06/12		20
Havre, MT	—	29	305	—	—	29	305	334	39	1964	06/12		20
Orchard Park, NY	—	353	—	725	—	267	725	992	22	2013	05/13	(m)	40
Morrisville, NC	—	127	332	—	—	127	332	459	22	1992	05/13		25
Salt Lake City, UT	—	571	697	—	—	571	697	1,268	57	1951	05/13		20
San Antonio, TX	—	137	361	—	—	137	361	498	29	1980	05/13		20
San Antonio, TX	—	87	719	—	—	87	719	806	47	1973	05/13		25
Jackson, MS	—	253	—	595	—	253	595	848	(q)	2013	06/13	(m)	(q)
Crestview, FL	—	158	463	—	—	158	463	621	20	2003	09/13		30
Depew, NY	—	309	—	846	—	309	846	1,155	(q)	2014	10/13	(m)	(q)
Sherman, TX	—	183	—	657	—	183	657	840	12	2005	01/14	(m)	35

Carrabba's:
Canton, MI	—	685	1,687	—	—	685	1,687	2,372	157	2002	03/12		30
Cape Coral, FL	—	645	2,965	—	—	645	2,965	3,610	237	2005	03/12		35
Dallas, TX	—	672	1,078	—	—	672	1,078	1,750	100	2000	03/12		30
Gainesville, FL	—	922	1,944	—	—	922	1,944	2,866	181	2001	03/12		30
Jacksonville, FL	—	1,140	1,428	—	—	1,140	1,428	2,568	133	2001	03/12		30
Mason, OH	—	653	2,267	—	—	653	2,267	2,920	211	2000	03/12		30
Maumee, OH	—	525	2,684	—	—	525	2,684	3,209	250	2002	03/12		30
Mobile, AL	—	633	1,909	—	—	633	1,909	2,542	178	2001	03/12		30
Pensacola, FL	—	734	1,854	—	—	734	1,854	2,588	148	2003	03/12		35
Waldorf, MD	—	1,473	2,199	—	—	1,473	2,199	3,672	175	2007	03/12		35

Carvers:
Centerville, OH	—	851	1,059	—	—	851	1,059	1,910	345	1986	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Certified Auto Sales:
Albuquerque, NM	—	1,113	—	1,443	—	1,113	1,443	2,556	338	2005	04/04	(f)	40

Chair King:
Grapevine, TX	—	1,018	2,067	273	—	1,018	2,340	3,358	873	1998	06/98		40

Champps:
Irving, TX	—	1,760	1,724	—	—	1,760	1,724	3,484	562	2000	12/01		40

Cheddar's Cafe:
Baytown, TX	—	858	2,251	—	—	858	2,251	3,109	227	2010	12/10		40
West Monroe, LA	—	907	2,301	—	—	907	2,301	3,208	228	2010	01/11		40
Selma, TX	—	1,446	—	2,439	—	1,446	2,439	3,885	201	2011	03/11	(m)	40
Jonesboro, AR	—	1,206	—	2,459	—	1,206	2,459	3,665	192	2011	05/11	(m)	40
Hattiesburg, MS	—	1,203	—	—	—	1,196	(i)	1,196	(i)	(i)	11/11	(m)	(i)
Pleasant Prairie, WI	—	1,310	—	2,779	—	1,310	2,779	4,089	84	2013	04/13	(m)	40
Liberty, MO	—	1,313	—	3,140	—	1,313	3,140	4,453	75	2014	07/13	(m)	40

Chick-Fil-A:
Ankeny, IA	—	662	—	—	—	662	(i)	662	(i)	(i)	06/05		(i)

Chili's:
Camden, SC	—	627	1,888	—	—	627	1,888	2,515	439	2005	09/05		40
Milledgeville, GA	—	516	1,997	—	—	516	1,997	2,513	464	2005	09/05		40
Sumter, SC	—	800	1,717	—	—	800	1,717	2,517	388	2004	12/05		40
Hinesville, GA	—	921	1,898	—	—	921	1,898	2,819	374	2006	02/07		40
Albany, GA	—	615	—	1,984	—	615	1,984	2,599	358	2007	06/07	(m)	40
Statesboro, GA	—	703	—	1,888	—	703	1,888	2,591	336	2007	06/07	(m)	40
Florence, SC	—	889	1,715	—	—	889	1,715	2,604	323	2007	06/07		40
Valdosta, GA	—	716	—	1,871	—	716	1,871	2,587	329	2007	07/07	(m)	40
Tifton, GA	—	454	1,550	—	—	454	1,550	2,004	241	2008	06/08		40
Evans, GA	—	700	—	1,511	—	685	1,511	2,196	222	2009	10/08	(m)	40
Jefferson City, MO	—	305	898	—	—	305	898	1,203	129	2003	12/09		35
Merriam, KS	—	853	981	—	—	853	981	1,834	165	1998	12/09		30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Wichita, KS	—	420	623	—	—	420	623	1,043	105	1995	12/09		30
Hutchinson, KS	—	456	1,794	—	—	456	1,794	2,250	112	2004	02/13		30
Lexington, SC	—	630	1,620	—	—	630	1,620	2,250	87	2008	02/13		35
China 1:
Cohoes, NY	—	16	87	6	—	16	93	109	25	1994	09/04		40

China Wok:
Carlisle, PA	—	90	107	—	—	90	107	197	22	1988	01/06		40

Chipotle:
Florissant, MO	—	50	59	170	—	50	228	278	28	2013	04/03	(g)	40

Chuck E. Cheese's:
Mobile, AL	—	340	951	—	—	340	951	1,291	149	1981	11/11		20
Antioch, TN	—	459	1,738	—	—	459	1,738	2,197	53	1982	07/14		15
Huntsville, AL	—	382	1,182	—	—	382	1,182	1,564	27	1960	07/14		20
Saginaw, MI	—	489	1,203	—	—	489	1,203	1,692	28	1981	07/14		20
Albuquerque, NM	—	794	2,126	—	—	794	2,126	2,920	23	2003	08/14		35
Alexandria, LA	—	872	3,291	—	—	872	3,291	4,163	49	1983	08/14		25
Alpharetta, GA	—	2,027	1,743	—	—	2,027	1,743	3,770	22	2001	08/14		30
Atlanta, GA	—	1,313	1,656	—	—	1,313	1,656	2,969	25	1982	08/14		25
Austin, TX	—	852	4,024	—	—	852	4,024	4,876	50	2001	08/14		30
Batavia, IL	—	1,214	2,664	—	—	1,214	2,664	3,878	33	1999	08/14		30
Birmingham, AL	—	627	3,662	—	—	627	3,662	4,289	55	1982	08/14		25
Columbia, SC	—	509	2,655	—	—	509	2,655	3,164	33	1983	08/14		30
Conroe, TX	—	793	3,388	—	—	793	3,388	4,181	42	2001	08/14		30
Cordova, TN	—	1,195	3,055	—	—	1,195	3,055	4,250	38	2002	08/14		30
Denton, TX	—	833	1,245	—	—	833	1,245	2,078	13	2003	08/14		35
El Centro, CA	—	470	2,811	—	—	470	2,811	3,281	30	2005	08/14		35
Englewood, CO	—	911	3,056	—	—	911	3,056	3,967	38	1970	08/14		30
Foothill Ranch, CA	—	1,088	1,391	—	—	1,088	1,391	2,479	17	2003	08/14		30
Ft. Wayne, IN	—	686	3,232	—	—	686	3,232	3,918	40	1985	08/14		30
Garland, TX	—	1,224	2,302	—	—	1,224	2,302	3,526	25	2006	08/14		35
Grand Prairie, TX	—	1,380	4,983	—	—	1,380	4,983	6,363	62	2001	08/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Grapevine, TX	—	1,303	2,135	—	—	1,303	2,135	3,438	27	2002	08/14	30
Greenville, SC	—	764	3,554	—	—	764	3,554	4,318	53	1983	08/14	25
Hickory, NC	—	647	1,686	—	—	647	1,686	2,333	18	2002	08/14	35
Horn Lake, MS	—	960	3,388	—	—	960	3,388	4,348	36	2002	08/14	35
Jacksonville, FL	—	1,038	4,220	—	—	1,038	4,220	5,258	63	1981	08/14	25
Katy, TX	—	960	4,171	—	—	960	4,171	5,131	52	2002	08/14	30
Kennesaw, GA	—	1,332	3,818	—	—	1,332	3,818	5,150	48	1999	08/14	30
Killeen, TX	—	832	4,876	—	—	832	4,876	5,708	52	2004	08/14	35
Lake Charles, LA	—	853	1,539	—	—	853	1,539	2,392	19	2001	08/14	30
Littleton, CO	—	1,234	4,288	—	—	1,234	4,288	5,522	54	1994	08/14	30
Longview, TX	—	314	1,931	—	—	314	1,931	2,245	21	2004	08/14	35
Madison, WI	—	999	1,989	—	—	999	1,989	2,988	30	1982	08/14	25
Miamisburg, OH	—	607	4,416	—	—	607	4,416	5,023	66	1986	08/14	25
Midland, TX	—	588	2,537	—	—	588	2,537	3,125	32	2000	08/14	30
N. Richland Hills, TX	—	588	4,064	—	—	588	4,064	4,652	61	1982	08/14	25
Norcross, GA	—	1,077	2,703	—	—	1,077	2,703	3,780	41	1982	08/14	25
North Charleston, SC	—	1,449	3,319	—	—	1,449	3,319	4,768	41	2003	08/14	30
Oklahoma City, OK	—	499	3,203	—	—	499	3,203	3,702	48	1982	08/14	25
Olathe, KS	—	843	736	—	—	843	736	1,579	9	2002	08/14	30
Racine, WI	—	765	834	—	—	765	834	1,599	10	2000	08/14	30
Roanoke, TX	—	617	4,787	—	—	617	4,787	5,404	72	1983	08/14	25
San Antonio, TX	—	1,371	2,703	—	—	1,371	2,703	4,074	34	2001	08/14	30
San Antonio, TX	—	793	4,670	—	—	793	4,670	5,463	70	1990	08/14	25
Savannah, GA	—	1,469	2,634	—	—	1,469	2,634	4,103	40	1982	08/14	25
Sharonville, OH	—	696	1,597	—	—	696	1,597	2,293	24	1982	08/14	25
Sterling Heights, MI	—	725	2,322	—	—	725	2,322	3,047	29	1994	08/14	30
Sugarland, TX	—	1,107	3,134	—	—	1,107	3,134	4,241	39	2002	08/14	30
Topeka, KS	—	373	619	—	—	373	619	992	8	1990	08/14	30
Virginia Beach, VA	—	1,018	3,848	—	—	1,018	3,848	4,866	58	1984	08/14	25
Wichita Falls, TX	—	323	3,105	—	—	323	3,105	3,428	47	1982	08/14	25
Wichita, KS	—	862	2,850	—	—	862	2,850	3,712	36	1991	08/14	30
Yuma, AZ	—	471	668	—	—	471	668	1,139	7	2004	08/14	35

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chuy's:
Cincinnati, OH	—		1,165	1,322	—	—	1,165	1,322	2,487	61	1996	05/13		30

Cinemark:
Draper, UT	—		1,523	—	4,487	—	1,523	4,487	6,010	407	2011	08/10	(m)	40
Fort Worth, TX	—		2,140	—	7,660	—	2,140	7,660	9,800	487	2012	08/11	(m)	40
Cincinnati, OH	—		1,334	—	10,206	—	1,334	10,206	11,540	351	2013	09/12	(m)	40
McCandless, PA	—		3,094	—	6,389	—	3,094	6,389	9,483	47	2014	09/13	(m)	40
Marina, CA	—		15	—	—	—	15	(e)	15	(e)	(e)	08/14	(m)	(e)

Claim Jumper:
Roseville, CA	—		1,557	2,014	—	—	1,557	2,014	3,571	657	2000	12/01		40
Tempe, AZ	—		2,531	2,921	—	—	2,531	2,921	5,452	952	2000	12/01		40

Clairton Mini Mart:
Clairton, PA	—		215	701	—	—	215	701	916	251	1986	01/06		25

Continental Rental:
Lapeer, MI	—		88	633	—	—	88	603	691	115	2007	10/05		40

Cool Crest:
Independence, MO	—		1,838	1,534	75	—	1,838	1,609	3,447	297	1988	05/07		40

CORA Rehabilitation Clinics:
Orlando, FL	38	(h)	80	221	—	—	80	221	301	60	2001	02/04		40

CTD Outdoor Adventures:
Fort Worth, TX	—		1,652	2,018	—	—	1,652	2,018	3,670	498	2000	02/05		40

CVS:
Lafayette, LA	—		968	—	—	—	968	(c)	968	(c)	1995	01/96		(c)
Fort Lauderdale, FL	—		3,165	3,319	190	—	3,165	3,509	6,674	1,275	1995	02/96		33
Midwest City, OK	—		673	1,103	—	—	673	1,103	1,776	519	1996	03/96		40
Pantego, TX	—		1,016	1,449	—	—	1,016	1,449	2,465	635	1997	06/97		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Arlington, TX	—	2,079	—	1,397	—	2,079	1,397	3,476	572	1998	11/97	(g)	40
Leavenworth, KS	—	726	—	1,331	—	726	1,331	2,057	550	1998	11/97	(g)	40
Lewisville, TX	—	789	—	1,335	—	789	1,335	2,124	544	1998	04/98	(g)	40
Forest Hill, TX	—	692	—	1,175	—	692	1,175	1,867	481	1998	04/98	(g)	40
Garland, TX	—	1,477	—	1,400	—	1,477	1,400	2,877	564	1998	06/98	(g)	40
Oklahoma City, OK	—	1,581	—	1,471	—	1,581	1,471	3,052	587	1999	08/98	(g)	40
Dallas, TX	—	2,618	—	2,571	—	2,618	2,571	5,189	720	2003	06/99	(g)	40
Gladstone, MO	—	1,851	—	1,740	—	1,851	1,740	3,591	625	2000	12/99	(g)	40

Dave & Buster's:
Hilliard, OH	—	934	4,689	—	—	934	4,689	5,623	952	1998	11/06		40
Tulsa, OK	—	1,862	—	2,105	—	1,862	2,105	3,967	314	2009	04/08	(m)	40
Wauwatosa, WI	—	5,694	—	5,638	—	5,694	5,638	11,332	675	2010	12/08	(m)	40
Orlando, FL	—	8,114	—	4,224	—	8,114	4,224	12,338	365	2011	06/10	(m)	40
Oklahoma City, OK	—	3,156	—	4,870	—	3,156	4,870	8,026	360	2012	02/11	(m)	40
Dallas, TX	—	5,052	—	8,808	—	5,052	8,808	13,860	450	2012	03/12	(m)	40
Livonia, MI	—	2,116	—	7,758	—	2,116	7,758	9,874	202	2013	04/13	(m)	40
Euless, TX	—	2,592	—	—	—	2,592	(e)	2,592	(e)	(e)	08/14	(m)	(e)

DaVita Dialysis:
Columbus, OH	—	527	1,426	—	—	527	1,426	1,953	22	2000	07/14		30

Del Frisco's:
Fort Worth, TX	—	351	5,874	—	—	351	5,874	6,225	1,163	1890	01/11		20
Greenwood Village, CO	—	1,863	5,649	—	—	1,863	5,649	7,512	1,118	1979	01/11		20

Denny's:
Clifton, CO	—	245	732	375	—	245	1,107	1,352	279	1998	12/01		40
Columbus, TX	—	428	817	—	—	428	817	1,245	266	1997	12/01		40
Alexandria, VA	—	604	196	—	—	604	196	800	81	1981	09/06		20
Amarillo, TX	—	590	632	—	—	590	632	1,222	262	1982	09/06		20
Arlington Heights, IL	—	470	228	—	—	470	228	698	94	1977	09/06		20
Austintown, OH	—	466	397	—	—	466	397	863	165	1980	09/06		20
Boardman Township, OH	—	497	258	—	—	497	258	755	107	1977	09/06		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Campbell, CA	—	460	238	—	—	460	238	698	99	1976	09/06	20
Carson, CA	—	1,246	157	—	—	1,246	157	1,403	65	1975	09/06	20
Chehalis, WA	—	415	287	—	—	415	287	702	119	1977	09/06	20
Chubbuck, ID	—	350	394	—	—	344	394	738	163	1983	09/06	20
Clackamas, OR	—	468	407	—	—	468	407	875	169	1993	09/06	20
Collinsville, IL	—	676	283	—	—	676	283	959	117	1979	09/06	20
Colorado Springs, CO	—	321	377	—	—	321	377	698	156	1984	09/06	20
Colorado Springs, CO	—	585	390	—	—	585	390	975	162	1978	09/06	20
Corpus Christi, TX	—	345	776	300	—	345	1,076	1,421	417	1980	09/06	20
Dallas, TX	—	497	150	—	—	497	150	647	62	1979	09/06	20
Enfield, CT	—	684	229	—	—	684	229	913	95	1976	09/06	20
Fairfax, VA	—	768	683	—	—	768	683	1,451	283	1979	09/06	20
Federal Way, WA	—	543	193	—	—	543	193	736	80	1977	09/06	20
Florissant, MO	—	443	238	—	—	443	238	681	99	1977	09/06	20
Fort Worth, TX	—	392	314	—	—	392	314	706	130	1974	09/06	20
Hermitage, PA	—	321	420	—	—	321	420	741	174	1980	09/06	20
Hialeah, FL	—	432	175	—	—	432	175	607	73	1978	09/06	20
Houston, TX	—	504	348	—	—	504	348	852	144	1976	09/06	20
Indianapolis, IN	—	231	511	—	—	231	511	742	212	1974	09/06	20
Indianapolis, IN	—	326	511	—	—	326	511	837	212	1978	09/06	20
Indianapolis, IN	—	310	590	—	—	310	590	900	244	1981	09/06	20
Indianapolis, IN	—	358	767	—	—	358	767	1,125	318	1978	09/06	20
Kernersville, NC	—	407	557	—	—	407	557	964	231	2000	09/06	20
Lafayette, IN	—	424	773	—	—	416	773	1,189	321	1978	09/06	20
Laurel, MD	—	528	379	—	—	528	379	907	157	1976	09/06	20
Little Rock, AR	—	703	180	—	—	703	180	883	75	1979	09/06	20
Maplewood, MN	—	630	271	—	—	630	271	901	112	1983	09/06	20
Merriville, IN	—	368	813	—	—	368	813	1,181	337	1976	09/06	20
N. Miami, FL	—	855	151	—	—	855	151	1,006	63	1977	09/06	20
Nampa, ID	—	357	729	—	—	357	729	1,086	302	1979	09/06	20
North Richland Hills, TX	—	500	130	—	—	500	130	630	54	1970	09/06	20
Omaha, NE	—	496	314	—	—	496	314	810	130	1994	09/06	20
Pompano Beach, FL	—	436	394	—	—	436	394	830	163	1976	09/06	20
Portland, OR	—	764	161	—	—	764	161	925	67	1977	09/06	20
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Provo, UT	—	519	216	—	—	519	216	735	90	1978	09/06		20
Pueblo, CO	—	475	302	—	—	475	302	777	125	1980	09/06		20
Raleigh, NC	—	1,094	482	—	—	1,094	482	1,576	200	1984	09/06		20
St. Louis, MO	—	520	266	—	—	520	266	786	110	1973	09/06		20
Sugarland, TX	—	315	334	—	—	315	334	649	138	1997	09/06		20
Tacoma, WA	—	580	201	—	—	575	201	776	83	1984	09/06		20
Tucson, AZ	—	922	290	—	—	922	290	1,212	120	1979	09/06		20
Wethersfield, CT	—	884	176	—	—	884	176	1,060	73	1978	09/06		20
Worcester, MA	—	383	493	—	—	383	493	876	204	1978	09/06		20
Boise, ID	—	514	477	—	—	514	477	991	192	1983	12/06		20
St. Louis, MO	—	635	303	—	—	635	303	938	121	1980	01/07		20
Virginia Gardens, FL	—	793	133	—	—	793	133	926	53	1977	01/07		20
Akron, OH	—	308	1,062	—	—	308	1,062	1,370	55	1992	06/13		30

Diamond Communication:
Lapeer, MI	—	37	264	—	—	37	251	288	48	2007	10/05		40

Dickey's Barbeque Pit:
Medina, OH	—	405	464	104	—	405	568	973	161	1996	12/01		40

Dick's Sporting Goods:
Taylor, MI	—	1,920	3,527	—	—	1,920	3,527	5,447	1,613	1996	08/96		40
White Marsh, MD	—	2,681	3,917	—	—	2,681	3,917	6,598	1,792	1996	08/96		40

Dollar General:
San Antonio, TX	—	441	784	—	—	441	196	637	7	1993	12/93		30
Memphis, TN	—	266	1,136	46	—	266	1,182	1,448	449	1998	12/97		40
High Springs, FL	—	409	—	1,072	—	432	1,072	1,504	111	2010	07/10	(m)	40
Inverness, FL	—	459	—	1,046	—	471	1,046	1,517	104	2011	08/10	(m)	40
Cocoa, FL	—	385	—	935	—	406	935	1,341	96	2010	08/10	(m)	40
Palm Bay, FL	—	355	—	1,011	—	365	1,011	1,376	102	2010	08/10	(m)	40
Deland, FL	—	585	—	958	—	585	958	1,543	93	2010	11/10	(m)	40
Seffner, FL	—	673	—	1,223	—	655	1,223	1,878	118	2011	12/10	(m)	40
Hernando, FL	—	372	—	970	—	372	970	1,342	90	2011	01/11	(m)	40
Titusville, FL	—	512	—	1,002	—	512	1,002	1,514	85	2011	04/11	(m)	40
Bunnlevel, NC	—	106	—	737	—	106	737	843	59	2011	08/11	(m)	40
Disputanta, VA	—	170	—	720	—	170	720	890	59	2011	09/11	(m)	40
Lumberton, NC	—	115	—	902	—	115	902	1,017	67	2012	10/11	(m)	40
Newport News, VA	—	363	—	967	—	363	967	1,330	76	2011	10/11	(m)	40
Cumberland, VA	—	317	—	1,147	—	317	1,147	1,464	80	2012	12/11	(m)	40
Aberdeen, NC	—	156	—	821	—	156	821	977	56	2012	01/12	(m)	40
Richmond, VA	—	144	—	863	—	144	863	1,007	53	2012	02/12	(m)	40
Danville, VA	—	155	—	864	—	155	864	1,019	57	2012	03/12	(m)	40
Cascade, VA	—	139	—	806	—	139	806	945	51	2012	03/12	(m)	40
Sanford, NC	—	147	—	834	—	147	834	981	50	2012	04/12	(m)	40
Leland, NC	—	245	—	892	—	245	892	1,137	49	2012	06/12	(m)	40
Sanford, NC	—	206	—	829	—	206	829	1,035	46	2012	07/12	(m)	40
Richmond, VA	—	305	—	902	—	305	902	1,207	48	2012	08/12	(m)	40
Stead, NV	—	234	—	1,464	—	234	1,464	1,698	75	2012	08/12	(m)	40
Martinsville, VA	—	165	—	831	—	165	831	996	42	2012	09/12	(m)	40
Yerington, NV	—	313	—	1,170	—	313	1,170	1,483	57	2013	09/12	(m)	40
Ridgeway, VA	—	271	—	935	—	271	935	1,206	42	2013	11/12	(m)	40
Hawthorne, NV	—	210	1,069	—	—	210	1,069	1,279	55	2012	12/12		40
Sun Valley, NV	—	439	—	1,438	—	439	1,438	1,877	58	2013	01/13	(m)	40
Norfolk, VA	—	455	—	929	—	455	929	1,384	36	2013	03/13	(m)	40
Suffolk, VA	—	186	—	958	—	186	958	1,144	37	2013	03/13	(m)	40
Suffolk, VA	—	128	—	1,010	—	128	1,010	1,138	35	2013	04/13	(m)	40
Irving, NY	—	210	—	961	—	210	961	1,171	29	2013	06/13	(m)	40
Oakfield, NY	—	257	—	1,108	—	271	1,108	1,379	20	2014	10/13	(m)	40
Holland, NY	—	176	—	1,103	—	176	1,103	1,279	13	2014	12/13	(m)	40
Jeffersonville, IN	—	115	960	—	—	115	960	1,075	24	2010	02/14		35
LaFayette, LA	—	157	378	—	—	157	378	535	7	2002	07/14		25
Youngsville, LA	—	98	370	—	—	98	370	468	7	2002	07/14		25

Dollar Tree:
Garland, TX	—	239	626	—	—	239	626	865	211	1994	02/94		40
Copperas Cove, TX	—	242	512	194	—	242	706	948	272	1972	11/98		40
Marietta, GA	—	525	—	—	—	525	(e)	525	(e)	(e)	12/14	(m)	(e)
Don Tello's Tex-Mex Grill:
Lithonia, GA	—	923	1,276	16	—	923	1,293	2,216	241	2002	06/07		40

Dr. Clean Dry Cleaners:
Monticello, NY	—	20	72	—	—	20	72	92	18	1996	03/05		40

Eagle Tax Center:
Hollywood, FL	—	203	46	19	—	124	—	124	—	1960	12/05		15

Ecotech Institute:
Aurora, CO	—	5,076	13,874	5,663	—	5,041	19,537	24,578	3,292	1986	04/07		40
Austin, TX	—	2,291	1,770	4,999	—	2,291	6,769	9,060	460	1996	12/11		35

Empire Buffet:
Las Cruces, NM	—	947	—	2,286	—	947	2,286	3,233	461	2006	01/06	(m)	40

Encore at Crosswoods:
Columbus, OH	—	1,032	1,107	—	—	1,032	1,107	2,139	361	1998	12/01		40

Express Mart:
Thomasville, NC	—	140	228	—	—	140	228	368	5	1962	07/14		20

Express Oil Change:
Birmingham, AL	—	470	695	—	—	470	695	1,165	118	2008	02/08	(f)	40
Florence, AL	—	110	381	—	—	110	381	491	87	1987	02/08		30
Helena, AL	—	363	628	—	—	363	628	991	108	1998	02/08		40
Muscle Shoals, AL	—	168	624	—	—	168	624	792	143	1985	02/08		30
Opelika, AL	—	547	680	—	—	547	680	1,227	117	2006	02/08		40
Cordova, TN	—	639	785	—	—	639	785	1,424	119	2000	12/08		40
Horn Lake, MS	—	326	611	—	—	326	611	937	105	1998	12/08		35
Lakeland, TN	—	186	489	—	—	186	489	675	74	2000	12/08		40
Memphis, TN	—	402	721	—	—	402	721	1,123	109	2001	12/08		40
Houston, TX	—	651	—	648	—	543	648	1,191	40	2012	02/12	(m)	40
Katy, TX	—	539	—	830	—	539	829	1,368	42	2012	07/12	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Chattanooga, TN	—	224	173	—	—	224	173	397	13	2001	10/12		30
Chattanooga, TN	—	239	1,214	—	—	239	1,214	1,453	89	1998	10/12		30
Chattanooga, TN	—	238	1,756	—	—	238	1,756	1,994	129	1998	10/12		30
Cleveland, TN	—	318	1,064	—	—	318	1,064	1,382	67	2004	10/12		35
Fort Oglethorpe, GA	—	241	331	—	—	241	331	572	21	2003	10/12		35
Marietta, GA	—	618	30	—	—	618	30	648	2	1988	12/12		30
Smyrna, GA	—	295	1,092	—	—	295	1,092	1,387	89	1984	12/12		25
Missouri City, TX	—	606	—	860	—	606	860	1,466	12	2014	01/14	(m)	40
Houston, TX	—	550	—	—	—	550	(e)	550	(e)	(e)	05/14	(m)	(e)

Fallas Paredes:
Arlington, TX	—	318	1,680	242	—	318	1,923	2,241	1,302	1996	06/96		38

Family Dollar:
Albany, NY	—	34	824	—	—	34	824	858	212	1992	09/04		40
Cohoes, NY	—	140	753	49	—	140	802	942	219	1994	09/04		40
Hudson Falls, NY	—	51	380	625	—	187	869	1,056	112	1993	09/04		40
Monticello, NY	—	96	352	—	—	96	352	448	86	1996	03/05		40
Richmond, TX	—	366	1,059	—	—	366	1,059	1,425	26	2012	02/14		35
Spring, TX	—	199	1,152	—	—	199	1,152	1,351	29	2012	02/14		35
Bartlesville, OK	—	110	445	—	—	110	445	555	8	2001	07/14		25
Huntsville, AL	—	141	596	—	—	141	596	737	9	2005	07/14		30
Tulsa, OK	—	70	519	—	—	70	519	589	10	2001	07/14		25

Famous Footwear:
Lapeer, MI	—	163	835	—	—	163	812	975	150	2007	10/05		40

Fantastic Sams:
Eden Prairie, MN	—	65	181	81	—	65	261	326	83	1997	12/01		40

Ferguson:
Destin, FL	—	554	1,012	253	—	554	1,265	1,819	238	2006	03/07		40
Union City, GA	—	144	1,260	—	—	144	1,260	1,404	131	2010	05/11		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fikes Wholesale:
Belton, TX	—	722	1,814	—	—	722	1,814	2,536	175	2007	08/11		35
Godley, TX	—	1,453	2,084	—	—	1,453	2,084	3,537	201	2008	08/11		35
Killeen, TX	—	1,302	2,514	—	—	1,302	2,514	3,816	242	2008	08/11		35
Killeen, TX	—	1,053	833	—	—	1,053	833	1,886	80	2007	08/11		35
McGregor, TX	—	511	1,484	—	—	511	1,484	1,995	143	2006	08/11		35
Thorndale, TX	—	331	984	—	—	331	984	1,315	95	2007	08/11		35
Valley Mills, TX	—	711	2,114	—	—	711	2,114	2,825	204	2006	08/11		35
West, TX	—	402	864	—	—	402	864	1,266	97	1999	08/11		30
Gladewater, TX	—	145	2,107	—	—	145	2,107	2,252	18	2007	09/14		35
Hearne, TX	—	68	2,184	—	—	68	2,184	2,252	21	1996	09/14		30
Jarrell, TX	—	541	2,965	—	—	541	2,965	3,506	25	2009	09/14		35
Killeen, TX	—	628	2,878	—	—	628	2,878	3,506	24	2013	09/14		35
Liberty Hill, TX	—	203	3,303	—	—	203	3,303	3,506	28	2013	09/14		35
Rosebud, TX	—	58	1,847	—	—	58	1,847	1,905	15	2012	09/14		35
Temple, TX (n)	—	1,052	3,302	—	—	1,052	3,302	4,354	28	2012	09/14		35
Waco, TX	—	1,400	2,106	—	—	1,400	2,106	3,506	20	1997	09/14		30

First Cash Pawn:
Alice, TX	—	318	578	—	—	318	578	896	189	1995	12/01		40

Five Below:
Florissant, MO	—	249	294	849	—	250	1,142	1,392	141	1996	04/03	(g)	40

Five Guys Burgers and Fries:
Middleburg Heights, OH	—	497	260	250	—	497	510	1,007	137	1976	09/06		20

Flash Markets:
Lebanon, TN	—	582	—	2,063	—	582	2,063	2,645	355	2007	03/07	(m)	40

Fleming's:
Akron, OH	—	475	3,140	—	—	475	3,140	3,615	250	2005	03/12		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Food 4 Less:
Chula Vista, CA	—	3,569	—	—	—	3,569	(c)	3,569	(c)	1995	11/98		(c)

Food Fast:
Bossier City, LA	—	883	658	—	—	883	658	1,541	331	1975	06/07		15
Brownsboro, TX	—	328	385	—	—	328	385	713	97	1990	06/07		30
Flint, TX	—	272	411	—	—	272	411	683	124	1985	06/07		25
Forney, TX	—	545	707	—	—	545	707	1,252	178	1989	06/07		30
Forney, TX	—	473	654	—	—	473	654	1,127	164	1990	06/07		30
Gun Barrel City, TX	—	242	467	—	—	242	467	709	141	1988	06/07		25
Gun Barrel City, TX	—	270	386	—	—	270	386	656	117	1986	06/07		25
Jacksonville, TX	—	660	632	—	—	660	632	1,292	318	1976	06/07		15
Kemp, TX	—	581	505	—	—	581	505	1,086	152	1986	06/07		25
Longview, TX	—	252	304	—	—	252	304	556	92	1983	06/07		25
Longview, TX	—	403	572	—	—	403	572	975	173	1985	06/07		25
Longview, TX	—	271	431	—	—	271	431	702	108	1990	06/07		30
Longview, TX	—	426	382	—	—	426	382	808	115	1984	06/07		25
Longview, TX	—	360	535	—	—	360	535	895	161	1983	06/07		25
Mabank, TX	—	229	494	—	—	229	494	723	149	1986	06/07		25
Mt. Vernon, TX	—	292	666	2,800	—	292	2,800	3,092	120	2013	06/07	(m)	40
Tyler, TX	—	542	403	—	—	481	403	884	122	1984	06/07		25
Tyler, TX	—	316	545	—	—	316	545	861	137	1989	06/07		30
Tyler, TX	—	323	283	—	—	323	283	606	107	1978	06/07		20
Tyler, TX	—	488	831	—	—	488	831	1,319	313	1980	06/07		20
Tyler, TX	—	188	329	—	—	188	329	517	99	1984	06/07		25
Tyler, TX	—	742	546	—	—	742	546	1,288	165	1985	06/07		25

Fort Ticonderoga:
Ticonderoga, NY	—	89	689	60	—	89	749	838	183	1993	09/04		40

Fresenius Medical Care:
Houston, TX	—	422	1,915	518	—	422	2,434	2,856	500	1995	08/06		40
Rockford, MI	—	226	1,404	—	—	226	1,404	1,630	21	2002	07/14		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Fresh Market:
Gainesville, FL	—	317	1,248	656	—	317	1,904	2,221	478	1982	03/99		40

Fuel Up:
Chambersburg, PA	—	76	197	—	—	76	197	273	92	1990	08/05		20

Fuel-On:
Bloomsburg, PA	—	541	146	—	—	541	146	687	68	1967	08/05		20
Dallas, PA	—	677	1,091	—	—	677	1,091	1,768	511	1995	08/05		20
Emporium, PA	—	380	569	—	—	380	569	949	267	1996	08/05		20
Hazleton, PA	—	2,529	728	—	—	2,529	728	3,257	341	2001	08/05		20
Johnsonburg, PA	—	781	504	—	—	781	504	1,285	236	1978	08/05		20
Kane, PA	—	478	592	—	—	356	—	356	—	1984	08/05		20
Luzerne, PA	—	171	415	—	—	171	415	586	195	1989	08/05		20
Ridgway, PA	—	382	259	—	—	382	259	641	121	1975	08/05		20
St. Mary's, PA	—	274	261	—	—	274	261	535	122	1979	08/05		20
White Haven, PA (n)	—	486	867	—	—	486	867	1,353	406	1990	08/05		20
Carlisle, PA	—	170	202	—	—	170	202	372	48	1988	01/06		40
Danville, PA	—	180	359	—	—	180	359	539	80	1988	01/06		40
Houtzdale, PA	—	541	500	—	—	356	—	356	—	1977	01/06		15
Minersville, PA	—	680	582	—	—	680	582	1,262	130	1974	01/06		40
Pittsburgh, PA	—	905	1,346	—	—	905	1,346	2,251	301	1967	01/06		40
Zelienople, PA	—	160	437	—	—	160	437	597	98	1988	01/06		40

Furr's Family Dining:
Moore, OK	—	939	—	2,429	—	939	2,429	3,368	438	2007	03/07	(m)	40
Arlington, TX	—	1,061	—	1,594	—	1,061	1,594	2,655	168	2010	04/10	(m)	40
McAllen, TX	—	520	1,700	—	—	520	1,700	2,220	172	2004	12/11		30

Gander Mountain:
Florence, AL	—	1,034	—	4,315	—	851	4,315	5,166	247	2012	06/04	(m)	40
Amarillo, TX	—	1,514	5,781	—	—	1,514	5,781	7,295	1,463	2004	11/04		40
DeForest, WI	—	2,798	10,953	2,500	—	2,787	13,413	16,200	1,534	2008	09/10		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Springfield, IL	—	1,717	7,622	—	—	1,717	7,622	9,339	935	2009	09/10		35
Onalaska, WI	—	1,963	—	6,817	—	1,733	6,817	8,550	632	2011	10/10	(m)	40
Ocala, FL	—	3,315	8,908	—	—	3,315	8,908	12,223	1,071	2008	10/10		35
Bowling Green, KY	—	1,777	7,319	—	—	1,777	7,319	9,096	723	2007	07/11		35
Eau Claire, WI	—	2,263	8,418	—	—	2,263	8,418	10,681	832	2008	07/11		35
Roanoke, VA	—	1,769	8,120	—	—	1,769	8,120	9,889	802	2008	07/11		35
Greenfield, IN	—	878	—	6,166	—	878	6,166	7,044	96	2014	12/13	(m)	40

Gate Petroleum:
Concord, NC	—	852	1,201	—	—	852	1,201	2,053	286	2001	06/05		40
Rocky Mount, NC	—	259	1,164	—	—	259	1,164	1,423	278	2000	06/05		40

Gerber Collision:
Garner, NC	—	352	1,056	—	—	352	1,056	1,408	95	1972	03/13		20
Estero, FL	—	839	—	—	—	839	(e)	839	(e)	(e)	10/14	(m)	(e)
Woodstock, GA	—	328	1,291	—	—	328	1,291	1,619	5	1990	11/14		30
Roswell, GA	—	958	—	—	—	958	(e)	958	(e)	(e)	12/14	(m)	(e)

Golden Corral:
Lake Placid, FL	—	115	305	54	—	115	359	474	297	1985	05/85		35
Tampa, FL	—	1,188	1,339	—	—	1,188	1,339	2,527	437	1998	12/01		40
Temple Terrace, FL	—	1,330	1,391	—	—	1,330	1,391	2,721	453	1997	12/01		40

Goodwill:
Sealy, TX	—	612	675	644	—	612	1,319	1,931	310	1982	03/99		40

Gordmans:
Avon, IN	—	1,302	—	4,178	—	1,302	4,178	5,480	257	2012	12/11	(m)	40
Wyoming, MI	—	1,322	—	4,505	—	1,322	4,505	5,827	(q)	2014	10/13	(m)	(q)
Saginaw, MI	—	763	—	4,082	—	763	4,082	4,845	(q)	2014	02/14	(m)	(q)

Great Clips:
Swansea, IL	—	46	132	157	—	46	290	336	30	1997	12/01	(g)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lapeer, MI	—	27	194	—	—	27	184	211	35	2007	10/05		40

Green Light Convenience:
Moosic, PA	—	323	309	—	—	323	309	632	145	1980	08/05		20

Guitar Center:
Roseville, MN	—	1,599	1,419	23	—	1,599	1,442	3,041	322	1994	08/06		40

GymKix:
Copperas Cove, TX	—	204	432	171	—	204	603	807	232	1972	11/98		40

H&R Block:
Swansea, IL	—	46	132	69	—	46	201	247	86	1997	12/01		40

Hancock Fabrics:
Buford, GA	—	751	1,979	329	—	751	2,308	3,059	531	2003	07/04	(g)	40

Harbor Freight Tools:
Federal Way, WA	—	2,037	1,662	438	—	2,037	2,100	4,137	778	1994	06/98		40
Gastonia, NC	—	994	1,513	146	—	994	1,659	2,653	394	2004	12/04		40
Plainfield, IN	—	503	—	—	—	503	(e)	503	(e)	(e)	12/14	(m)	(e)

Harvey's Bar & Grill:
Bay City, MI	—	647	634	—	—	647	634	1,281	207	1997	12/01		40

Hastings:
Nacogdoches, TX	—	397	1,257	—	—	397	1,257	1,654	507	1997	11/98		40

Havertys Furniture:
Pensacola, FL	—	633	1,595	66	—	603	1,661	2,264	742	1994	06/96		40
Bowie, MD	—	1,966	4,221	—	—	1,966	4,221	6,187	1,695	1997	12/97		39

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Health Source Chiropractic:
Houston, TX	—		112	509	302	—	112	811	923	134	1995	08/06		40

Healthy Pet:
Suwanee, GA	—		175	1,038	—	—	175	1,038	1,213	209	1997	12/06		40
Colonial Heights, VA	—		160	746	—	—	160	746	906	148	1996	01/07		40

Hear USA:
Lapeer, MI	—		29	211	—	—	29	201	230	38	2007	10/05		40

Hibbett Sports:
Sealy, TX	—		208	230	—	—	208	230	438	95	1982	03/99	(g)	40

Hog Pit:
Tucson, AZ	—		827	305	18	—	845	305	1,150	114	1974	12/01		40

Hollywood Feed:
Ridgeland, MS	—		343	411	362	—	343	773	1,116	135	1997	08/06		40

Home Decor:
Memphis, TN	—		549	540	364	—	549	904	1,453	341	1998	12/97		40

Home Depot:
Sunrise, FL	—		5,149	—	—	—	5,149	(i)	5,149	(i)	(i)	05/03		(i)

Home Zone Furniture:
Arlington, TX	—		435	2,300	334	—	435	2,634	3,069	653	1996	06/96		38

HomeGoods:
Fairfax, VA	—		523	756	1,585	—	971	2,341	3,312	811	1995	12/95		40

Hometown Urgent Care:
Warren, OH	—		562	468	100	—	562	568	1,130	162	1997	12/01		40

Hooters:
Tampa, FL	—		784	505	—	—	784	505	1,289	165	1993	12/01		40

Humana:
Sunrise, FL	—		800	253	—	—	800	253	1,053	67	1984	05/04		40

Hurricane Grill and Wings:
Chandler, AZ	—		655	791	57	—	655	849	1,504	254	1997	12/01		40

Hy-Vee:
St. Joseph, MO	—		1,580	2,849	—	—	1,580	2,849	4,429	876	1991	09/02		40

Insurance Auto Auctions:
New Orleans, LA	—		1,445	—	4,123	—	1,445	3,987	5,432	172	1993	06/13	(m)	30
E Dundee, IL	—		2,772	—	—	—	2,772	(e)	2,772	(e)	(e)	01/14	(m)	(e)

Int'l House of Pancakes:
Midwest City, OK	—		407	—	—	—	407	(i)	407	(i)	(i)	11/00		(i)
Ankeny, IA	—		693	515	—	—	693	515	1,208	164	2002	06/05		30

ISD Renal:
Corpus Christi, TX	—		406	4,036	—	—	406	4,036	4,442	409	1978	12/11		30
Kendallville, IN	—		66	2,748	—	—	66	2,748	2,814	239	2007	12/11		35
Memphis, TN	—		180	3,223	—	—	180	3,223	3,403	327	2002	12/11		30
Memphis, TN	—		283	4,146	—	—	283	4,146	4,429	420	2001	12/11		30

J & J Insurance:
Hollywood, FL	—		195	44	18	—	119	—	119	—	1960	12/05		15

Jack in the Box:
Plano, TX	—		1,055	1,237	—	—	1,055	1,237	2,292	295	2001	06/05		40

Jacobson Industrial:
Des Moines, IA	—		61	112	—	—	61	112	173	54	1973	06/05		20

Jared Jewelers:
Richmond, VA	—		955	1,336	—	—	955	1,336	2,291	436	1998	12/01		40
Brandon, FL	—		1,197	1,182	—	—	1,197	1,182	2,379	374	2001	05/02		40
Lithonia, GA	—		1,271	1,216	—	—	1,271	1,216	2,487	384	2001	05/02		40
Houston, TX	—		1,676	1,440	—	—	1,676	1,440	3,116	433	1999	12/02		40
Oviedo, FL	—		1,328	—	—	—	1,328	(c)	1,328	(c)	1998	06/13		(c)

Jazzercise Fitness Center:
Orlando, FL	17	(h)	37	101	—	—	37	101	138	28	2001	02/04		40

Jiffy Lube:
Auburn, MA	—		455	856	—	—	455	856	1,311	11	1988	07/14		35
Ayer, MA	—		326	792	—	—	326	792	1,118	12	1989	07/14		30
Barrington, IL	—		371	612	—	—	371	612	983	9	1986	07/14		30
Berwyn, IL	—		359	709	—	—	359	709	1,068	9	1985	07/14		35
Bolingbrook, IL	—		185	562	—	—	185	562	747	9	1986	07/14		30
Burbank, IL	—		156	418	—	—	156	418	574	10	1986	07/14		20
Plattsburgh, NY	—		127	421	—	—	127	421	548	8	1993	07/14		25
Romeoville, IL	—		158	557	—	—	158	557	715	9	1988	07/14		30
Worcester, MA	—		287	827	—	—	287	827	1,114	11	1988	07/14		35

Jin's Asian Cafe:
Sealy, TX	—		67	74	—	—	67	74	141	30	1982	03/99		40

Jo-Ann etc:
Corpus Christi, TX	—		818	896	12	—	818	909	1,727	479	1967	11/93		40
St. Peters, MO	—		1,741	5,406	1,233	—	1,741	6,639	8,380	1,417	2005	06/05	(g)	40

Johnny Carino's:
Lubbock, TX	—		1,007	1,206	—	—	1,007	1,206	2,213	393	1995	12/01		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kangaroo Express:
Carthage, NC	—	485	354	—	—	485	354	839	74	1989	08/06		40
Sanford, NC	—	666	661	—	—	666	661	1,327	138	2000	08/06		40
Sanford, NC	—	1,638	1,371	—	—	1,638	1,371	3,009	287	2003	08/06		40
Siler City, NC	—	586	645	—	—	586	645	1,231	135	1998	08/06		40
West End, NC	—	426	516	—	—	397	516	913	108	1999	08/06		40
Belleview, FL	—	471	1,451	—	—	471	1,451	1,922	304	2006	08/06		40
Jacksonville, FL	—	683	1,362	—	—	683	1,362	2,045	285	1969	08/06		40
Jacksonville, FL	—	807	1,239	—	—	807	1,239	2,046	259	1975	08/06		40
Destin, FL	—	1,366	1,192	—	—	1,366	1,192	2,558	247	2000	09/06		40
Niceville, FL (n)	—	1,434	1,124	—	—	1,434	1,124	2,558	233	2000	09/06		40
Kill Devil Hills, NC	—	490	741	—	—	490	741	1,231	152	1995	10/06		40
Kill Devil Hills, NC	—	679	552	—	—	679	552	1,231	113	1990	10/06		40
Interlachen, FL	—	519	1,500	—	—	519	1,500	2,019	255	2007	10/06		40
Clarksville, TN	—	276	955	—	—	276	955	1,231	192	1999	12/06		40
Clarksville, TN	—	521	710	—	—	521	710	1,231	143	1999	12/06		40
Gallatin, TN	—	474	757	—	—	474	757	1,231	152	1999	12/06		40
Midland City, AL	—	729	2,538	—	—	729	2,538	3,267	510	2006	12/06		40
Naples, FL	—	3,195	1,403	—	—	2,985	1,403	4,388	282	2001	12/06		40
Oxford, MS	—	440	1,097	—	—	440	1,097	1,537	220	1998	12/06		40
Columbiana, AL	—	771	989	—	—	771	989	1,760	197	1982	01/07		40
Naples, FL	—	3,162	1,597	—	—	3,162	1,597	4,759	314	1995	02/07		40
Longs, SC	—	745	758	—	—	745	758	1,503	148	2001	03/07		40
Kentwood, LA	—	985	891	—	—	985	891	1,876	174	2001	03/07		40
Dothan, AL	—	774	1,886	—	—	774	1,886	2,660	367	2007	03/07		40
Naples, FL	—	2,412	1,589	—	—	2,412	1,589	4,001	303	2000	05/07		40
Cary, NC	—	1,314	2,125	—	—	1,314	2,125	3,439	392	2007	08/07		40
Havelock, NC	—	170	681	—	—	170	681	851	10	1962	07/14		30
Statesville, NC	—	249	653	—	—	249	653	902	9	1960	07/14		35

KARM Home Store:
Knoxville, TN	—	467	735	—	—	467	735	1,202	293	1999	01/98	(f)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kash n' Karry:
Seffner, FL	—	322	1,222	—	—	322	1,222	1,544	342	1983	03/99	40

Keg Steakhouse:
Lynnwood, WA	—	1,256	649	—	—	1,256	649	1,905	212	1992	12/01	40

KFC:
Fenton, MO	—	307	496	—	—	307	496	803	339	1985	07/92	33
Erie, PA	—	517	496	—	—	517	496	1,013	162	1996	12/01	40
Marysville, WA	—	647	546	—	—	647	546	1,193	178	1996	12/01	40
Evansville, IN	—	370	767	—	—	370	767	1,137	165	2004	05/06	40
Hampton, VA	—	251	1,173	—	—	251	1,173	1,424	83	2001	11/12	30
Mechanicsville, VA	—	482	422	—	—	482	422	904	36	1989	11/12	25
Newport News, VA	—	461	883	—	—	461	883	1,344	63	2001	11/12	30
Newport News, VA	—	572	442	—	—	572	442	1,014	38	1986	11/12	25
Newport News, VA	—	582	392	—	—	582	392	974	33	1985	11/12	25
Richmond, VA	—	532	472	—	—	532	472	1,004	40	1986	11/12	25
Richmond, VA	—	452	452	—	—	452	452	904	38	1984	11/12	25
Richmond, VA	—	552	532	—	—	552	532	1,084	45	1984	11/12	25
Richmond, VA	—	492	452	—	—	492	452	944	27	2003	11/12	35
Richmond, VA	—	481	1,253	—	—	481	1,253	1,734	106	1990	11/12	25
Virginia Beach, VA	—	402	482	—	—	402	482	884	41	1984	11/12	25
Ahoskie, NC	—	393	1,012	—	—	393	1,012	1,405	42	1988	12/13	25
Elizabeth City, NC	—	197	1,209	—	—	197	1,209	1,406	50	1988	12/13	25
Brownsville, TX	—	404	374	—	—	404	374	778	10	2003	01/14	35
Brownsville, TX	—	334	865	—	—	334	865	1,199	33	1990	01/14	25
Copperas Cove, TX	—	256	747	—	—	256	747	1,003	24	2001	01/14	30
Del Rio, TX	—	453	246	—	—	453	246	699	8	1995	01/14	30
Eagle Pass, TX	—	226	1,071	—	—	226	1,071	1,297	41	1992	01/14	25
Edinburg, TX	—	452	1,237	—	—	452	1,237	1,689	40	1996	01/14	30
Harker Heights, TX	—	275	1,218	—	—	275	1,218	1,493	33	2008	01/14	35
Harlingen, TX	—	128	1,708	—	—	128	1,708	1,836	65	1992	01/14	25
Jacksonville, TX	—	69	562	—	—	69	562	631	22	1985	01/14	25
Killeen, TX	—	226	1,228	—	—	226	1,228	1,454	39	1993	01/14	30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Laredo, TX	—	265	1,580	—	—	265	1,580	1,845	50	1996	01/14	30
Marshall, TX	—	89	709	—	—	89	709	798	27	1985	01/14	25
McAllen, TX	—	491	1,051	—	—	491	1,051	1,542	40	1987	01/14	25
Mission, TX	—	137	1,404	—	—	137	1,404	1,541	45	1993	01/14	30
Palestine, TX	—	89	484	—	—	89	484	573	19	1996	01/14	25
Pharr, TX	—	167	581	—	—	167	581	748	19	1999	01/14	30
Rio Grande City, TX	—	256	394	—	—	256	394	650	11	2004	01/14	35
S Padre Island, TX	—	856	30	—	—	856	30	886	1	1994	01/14	30
San Benito, TX	—	177	503	—	—	177	503	680	16	1994	01/14	30
Temple, TX	—	246	1,188	—	—	246	1,188	1,434	46	1985	01/14	25
Tyler, TX	—	709	30	—	—	709	30	739	1	1994	01/14	30
Waco, TX	—	463	246	—	—	463	246	709	8	1993	01/14	30
Waco, TX	—	276	620	—	—	276	620	896	24	1984	01/14	25
Weslaco, TX	—	236	1,561	—	—	236	1,561	1,797	50	1995	01/14	30

Kohl's:
Florence, AL	—	818	1,047	—	—	818	698	1,516	186	2006	06/04	40

Kroger:
Elkhart, IN	—	541	1,550	—	—	541	1,550	2,091	47	1979	07/14	15

Kum & Go:
Omaha, NE	—	393	214	—	—	393	214	607	102	1979	06/05	20

Kwik Pik:
Bear Creek, PA	—	191	230	—	—	191	230	421	108	1980	08/05	20
Bradford, PA	—	184	762	—	—	184	762	946	357	1983	08/05	20
Coraopolis, PA (n)	—	476	347	—	—	476	347	823	163	1983	08/05	20
St Clair, PA	—	212	475	—	—	212	475	687	223	1984	08/05	20
Bear Creek Township, PA (n)	—	689	275	—	—	689	275	964	128	1980	09/05	20
Beech Creek, PA	—	477	613	—	—	477	613	1,090	137	1988	01/06	40
Canisteo, NY	—	142	485	—	—	142	485	627	109	1983	01/06	40
Curwensville, PA	—	226	608	—	—	226	608	834	136	1983	01/06	40
Ellwood City, PA	—	196	526	—	—	196	526	722	118	1987	01/06	40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hastings, PA	—		199	455	—	—	199	455	654	102	1989	01/06		40
Jersey Shore, PA	—		515	381	—	—	515	381	896	85	1960	01/06		40
Leeper, PA	—		286	644	—	—	286	644	930	144	1987	01/06		40
Lewisberry, PA	—		412	534	—	—	412	534	946	120	1988	01/06		40
Mercersburg, PA	—		672	746	—	—	672	746	1,418	167	1988	01/06		40
New Florence, PA	—		298	812	—	—	298	812	1,110	182	1989	01/06		40
Newstead, NY	—		255	835	—	—	255	835	1,090	187	1990	01/06		40
Philipsburg, PA	—		428	269	—	—	428	269	697	60	1978	01/06		40
Plainfield, PA	—		244	383	—	—	244	383	627	86	1988	01/06		40
Reynoldsville, PA	—		113	328	—	—	113	328	441	73	1983	01/06		40
Port Royal, PA	—		238	635	—	—	238	635	873	269	1989	07/06		20

LA Fitness:
Little Rock, AR	—		3,113	2,660	4,125	—	3,113	6,785	9,898	1,169	1997	09/98		40
Sarasota, FL	—		471	1,344	4,450	—	471	5,794	6,265	721	1983	03/99	(g)	40
Centerville, OH	—		2,700	—	8,572	—	2,700	8,572	11,272	1,188	2009	06/08	(m)	40
Warren, MI	—		2,360	—	6,674	—	2,360	6,674	9,034	966	2009	07/08	(m)	40
Cincinnati, OH	—		5,145	—	9,011	—	5,145	9,011	14,156	1,248	2009	08/08	(m)	40
Lawrence, IN	—		1,599	—	5,867	—	1,762	5,870	7,632	642	2010	01/10	(m)	40
Laveen, AZ	—		1,665	—	5,749	—	1,665	5,749	7,414	605	2010	02/10	(m)	40
Kennesaw, GA	—		3,653	—	3,325	—	3,653	3,325	6,978	329	2011	07/10	(m)	40
Arlington, TX	—		1,166	6,214	—	—	1,166	6,214	7,380	703	2007	01/11		35
Hurst, TX	—		1,494	6,187	—	—	1,494	6,187	7,681	611	2008	07/11		35
South Plainfield, NJ	6,180		2,415	6,592	—	—	2,415	6,592	9,007	479	2006	06/12		35
McDonough, GA	—		1,503	6,727	—	—	1,503	6,727	8,230	440	2008	09/12		35
Greensburg, PA	—		1,791	7,015	—	—	1,791	7,015	8,806	358	2012	12/12		40
Indianapolis, IN	—		1,651	6,585	—	—	1,651	6,585	8,236	336	2012	12/12		40
Phoenix, AZ	—		1,601	6,540	—	—	1,601	6,540	8,141	334	2012	12/12		40
Tampa, FL	—		4,492	10,894	—	—	4,492	10,894	15,386	556	2012	12/12		40
West Dundee, IL	—		1,961	6,525	—	—	1,961	6,525	8,486	333	2012	12/12		40
Irving, TX	—		3,636	7,326	—	—	3,636	7,326	10,962	340	2006	05/13		35
Royal Oak, MI	—		3,238	8,998	—	—	3,238	8,998	12,236	332	2010	09/13		35
St. Louis Park, MN	—		3,436	8,665	—	—	3,436	8,665	12,101	258	2009	12/13		35
Pompano Beach, FL	—		7,009	—	—	—	7,009	(e)	7,009	(e)	(e)	12/14	(m)	(e)
LaPetite Academy:
Albuquerque, NM	—		332	1,166	—	—	332	1,166	1,498	18	1989	07/14		30
Ft. Worth, TX	—		140	383	—	—	140	383	523	12	1981	07/14		15
Moore, OK	—		119	412	—	—	119	412	531	13	1982	07/14		15
Oklahoma City, OK	—		100	391	—	—	100	391	491	12	1982	07/14		15

Last Stop West:
Azle, TX	—		648	859	—	—	648	859	1,507	162	1970	06/07		40

Lil' Champ:
Gainesville, FL	—		900	—	1,800	—	900	1,800	2,700	351	2006	07/05	(m)	40
Jacksonville, FL	—		2,225	3,265	—	—	2,225	3,265	5,490	538	2006	08/05		40
Ocala, FL	—		846	—	1,564	—	846	1,564	2,410	295	2006	02/06	(m)	40

LoanMax:
Bridgeview, IL	—		673	744	—	—	673	744	1,417	243	1997	12/01		40

Logan's Roadhouse:
Alexandria, LA	—		1,218	3,049	—	—	1,218	3,049	4,267	619	1998	11/06		40
Beckley, WV	—		1,396	2,405	—	—	1,396	2,405	3,801	488	2006	11/06		40
Cookeville, TN	—		1,262	2,271	—	—	1,262	2,271	3,533	461	1997	11/06		40
Greenwood, IN	—		1,341	2,105	—	—	1,341	2,105	3,446	428	2000	11/06		40
Hurst, TX	—		1,858	1,916	—	—	1,858	1,916	3,774	389	1999	11/06		40
Jackson, TN	—		1,200	2,246	—	—	1,200	2,246	3,446	456	1994	11/06		40
Lake Charles, LA	—		1,285	2,202	—	—	1,285	2,202	3,487	447	1998	11/06		40
McAllen, TX	—		1,608	2,178	—	—	1,608	2,178	3,786	442	2005	11/06		40
Roanoke, VA	—		2,302	1,947	—	—	2,302	1,947	4,249	396	1998	11/06		40
San Marcos, TX	—		837	1,453	—	—	837	1,453	2,290	295	2000	11/06		40
Smyrna, TN	—		1,335	2,047	—	—	1,335	2,047	3,382	416	2002	11/06		40
Franklin, TN	—		2,519	1,705	—	—	2,519	1,705	4,224	343	1995	12/06		40
Southhaven, MS	—		1,298	1,338	—	—	1,298	1,338	2,636	269	2005	12/06		40
Columbus, MS	—		707	—	1,681	—	707	1,681	2,388	142	2011	11/10	(m)	40
Overland Park, KS	—		1,166	—	1,741	—	1,166	1,741	2,907	136	2011	04/11	(m)	40
Nashville, TN	—		844	—	1,592	—	844	1,592	2,436	124	2011	06/11	(m)	40
Rogers, AR	—		900	—	1,545	—	909	1,536	2,445	107	2012	09/11	(m)	40
Kissimmee, FL	—		1,159	—	1,908	—	1,159	1,908	3,067	117	2012	01/12	(m)	40
Marion, IL	—		1,016	—	1,674	—	1,016	1,674	2,690	96	2012	03/12	(m)	40
Pooler, GA	—		1,159	—	1,720	—	1,159	1,720	2,879	81	2013	03/12	(m)	40
Cullman, AL	—		889	—	1,585	—	889	1,585	2,474	87	2012	04/12	(m)	40
Lebanon, TN	—		789	—	1,725	—	789	1,725	2,514	88	2012	06/12	(m)	40
Chester, VA	—		871	—	1,697	—	871	1,697	2,568	83	2013	07/12	(m)	40
Gonzales, LA	—		975	—	1,696	—	975	1,696	2,671	76	2013	10/12	(m)	40
Madison, AL	—		689	—	1,657	—	689	1,657	2,346	67	2013	11/12	(m)	40
Hopkinsville, KY	—		644	—	1,788	—	644	1,788	2,432	32	2014	09/13	(m)	40
Muscle Shoals, AL	—		907	—	1,506	—	907	1,506	2,413	(q)	2014	06/14	(m)	(q)

Lowe's:
Memphis, TN	—		3,215	9,170	24	—	3,215	9,194	12,409	2,881	2001	06/02		40

Magic China Café:
Orlando, FL	19	(h)	40	111	—	—	40	111	151	30	2001	02/04		40

Magic Mountain:
Columbus, OH	—		5,380	2,693	25	—	5,380	2,718	8,098	509	1990	06/07		40
Columbus, OH	—		2,076	1,906	124	—	2,076	2,030	4,106	368	1990	06/07		40

Manny's Barber Shop:
Mesa, AZ	—		43	113	367	—	43	480	523	105	1997	12/01		40

Mariscos Morales Mexican Restaurant:
Gresham, OR	—		817	108	28	—	817	136	953	37	1993	12/01		40

Mattress Firm:
Baton Rouge, LA	—		609	914	—	—	609	914	1,523	434	1995	12/95	(m)	40
Buford, GA	—		635	1,635	465	—	635	2,100	2,735	457	2003	07/04	(g)	40
Lancaster, OH	—		600	—	793	—	600	671	1,271	40	2012	01/08	(g)	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Plainfield, IN	—	379	—	1,267	—	379	1,267	1,646	12	2014	01/14	(m)	40
Fayetteville, AR	—	891	2,229	—	—	891	2,229	3,120	65	1998	02/14		30
Pocatello, ID	—	268	—	—	—	268	(e)	268	(e)	(e)	09/14	(m)	(e)
South Jordan, UT	—	719	—	—	—	719	(e)	719	(e)	(e)	11/14	(m)	(e)

MC Sports:
Lapeer, MI	—	408	2,086	—	—	408	2,031	2,439	376	2007	10/05		40

MedExpress Urgent Care:
Fairmont, WV	—	245	1,859	—	—	245	1,859	2,104	139	2011	05/12		35
Hanover, PA	—	533	1,521	—	—	533	1,521	2,054	114	2011	05/12		35
Hermitage, PA	—	445	2,108	—	—	445	2,108	2,553	158	2011	05/12		35
Latrobe, PA	—	681	1,511	—	—	681	1,511	2,192	113	2011	05/12		35
Mt. Pleasant, PA	—	593	1,482	—	—	593	1,482	2,075	111	2011	05/12		35
Pittsburgh, PA	—	227	1,936	—	—	227	1,936	2,163	169	1970	05/12		30
Martinsburg, WV	—	917	—	650	—	917	650	1,567	21	2013	12/12	(m)	40
Wheeling, WV	—	485	1,232	—	—	485	1,232	1,717	74	1989	03/13		30
Huntington, WV	—	990	—	735	—	1,017	735	1,752	22	2013	08/13	(m)	40
Anderson, IN	—	777	—	661	—	777	661	1,438	17	2013	08/13	(m)	40
Terre Haute, IN	—	144	1,616	—	—	144	1,616	1,760	74	1991	08/13		30

Merchant's Tires:
Hampton, VA	—	180	427	—	—	180	427	607	105	1986	03/05		40
Newport News, VA	—	234	259	—	—	234	259	493	63	1986	03/05		40
Norfolk, VA	—	398	508	—	—	398	508	906	124	1986	03/05		40
Rockville, MD	—	1,030	306	—	—	1,030	306	1,336	75	1974	03/05		40
Washington, DC	—	624	578	—	—	624	578	1,202	141	1983	03/05		40

Mi Pueblo Foods:
Palo Alto, CA	—	2,272	3,405	28	—	2,272	3,433	5,705	1,348	1998	12/98	(f)	40

Michaels:
Fairfax, VA	—	534	773	1,369	—	992	2,141	3,133	761	1995	12/95		40
Altamonte Springs, FL	—	1,947	3,267	1,198	—	1,947	3,370	5,317	415	1997	09/97		26

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Plymouth Meeting, PA	—	2,911	2,595	—	—	2,911	2,595	5,506	964	1999	10/98	(g)	40
Florissant, MO	—	523	617	1,784	—	524	2,399	2,923	296	1996	04/03	(g)	40

Miller's Ale House:
Pensacola, FL	—	1,363	1,842	—	—	1,363	1,842	3,205	195	2008	04/11		35
Oviedo, FL	—	113	—	3,785	—	113	3,785	3,898	209	2012	10/11		40

Mimi's:
Tampa, FL	—	688	2,357	—	—	688	2,357	3,045	69	2003	02/14		30

Mister Car Wash:
Anoka, MN	—	212	214	—	—	212	214	426	110	1968	04/07		15
Brooklyn Park, MN	—	438	778	—	—	438	778	1,216	240	1985	04/07		25
Cedar Rapids, IA	—	391	816	—	—	391	816	1,207	252	1989	04/07		25
Clive, IA	—	1,141	935	—	—	1,141	935	2,076	360	1983	04/07		20
Cottage Grove, MN	—	274	485	—	—	274	485	759	149	1992	04/07		25
Des Moines, IA	—	213	476	—	—	213	476	689	183	1964	04/07		20
Des Moines, IA	—	249	596	—	—	249	596	845	153	1990	04/07		30
Eden Prairie, MN	—	865	751	—	—	865	751	1,616	290	1984	04/07		20
Edina, MN	—	894	687	—	—	894	687	1,581	265	1985	04/07		20
Houston, TX	—	1,960	1,145	—	—	1,960	1,145	3,105	353	1983	04/07		25
Houston, TX	—	288	466	—	—	288	466	754	239	1970	04/07		15
Houston, TX	—	3,193	1,305	—	—	3,193	1,305	4,498	287	1995	04/07		35
Houston, TX	—	1,347	1,702	—	—	1,347	1,702	3,049	437	1984	04/07		30
Houston, TX	—	796	678	—	—	796	678	1,474	209	1986	04/07		25
Houston, TX	—	624	1,108	—	—	624	1,108	1,732	285	1988	04/07		30
Houston, TX	—	5,126	1,267	—	—	5,126	1,267	6,393	279	1995	04/07		35
Houston, TX	—	2,260	1,806	—	—	2,260	1,806	4,066	557	1975	04/07		25
Houston, TX	—	1,846	1,592	—	—	1,846	1,592	3,438	491	1983	04/07		25
Humble, TX	—	1,204	1,517	—	—	1,204	1,517	2,721	334	1993	04/07		35
Plymouth, MN	—	827	182	—	—	827	182	1,009	140	1955	04/07		10
Roseville, MN	—	861	564	—	—	861	564	1,425	217	1963	04/07		20
Spokane, WA	—	1,253	1,146	—	—	1,253	1,146	2,399	252	1997	04/07		35
Spokane, WA	—	214	580	—	—	214	580	794	149	1990	04/07		30

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
St. Cloud, MN (n)	—	243	391	—	—	242	391	633	151	1986	04/07	20
Stillwater, MN	—	289	214	—	—	289	214	503	110	1971	04/07	15
Sugarland, TX	—	3,789	1,972	—	—	3,789	1,972	5,761	434	1995	04/07	35
West St Paul, MN	—	836	236	—	—	836	236	1,072	91	1972	04/07	20
Rochester, MN	—	1,055	2,327	—	—	1,055	2,327	3,382	419	2003	10/07	40
Rochester, MN	—	319	451	—	—	319	451	770	81	1994	10/07	40
Birmingham, AL	—	2,378	2,145	—	—	2,378	2,145	4,523	509	1985	11/07	30
Clearwater, FL	—	825	765	—	—	825	765	1,590	218	1969	11/07	25
Mesquite, TX	—	1,596	2,201	—	—	1,596	2,201	3,797	627	1987	11/07	25
Seminole, FL	—	2,166	1,496	—	—	2,166	1,496	3,662	355	1985	11/07	30
Tampa, FL	—	2,993	1,669	—	—	2,993	1,669	4,662	476	1969	11/07	25
Vestavia Hills, AL	—	1,009	956	—	—	1,009	956	1,965	272	1967	11/07	25
El Paso, TX	—	1,424	1,306	—	—	1,424	1,306	2,730	306	1986	12/07	30
El Paso, TX	—	1,807	2,287	—	—	1,807	2,287	4,094	403	1983	12/07	40
El Paso, TX	—	664	824	—	—	664	824	1,488	145	1991	12/07	40
El Paso, TX	—	1,399	1,468	—	—	1,399	1,468	2,867	259	1991	12/07	40
El Paso, TX	—	988	1,046	—	—	988	1,046	2,034	184	1998	12/07	40
Tampa, FL	—	541	829	—	—	541	829	1,370	156	1978	04/10	25
Springfield, MO	—	1,064	2,109	—	—	1,064	2,109	3,173	243	1990	07/11	30
Springfield, MO	—	1,188	2,817	—	—	1,188	2,817	4,005	278	2000	07/11	35
Springfield, MO	—	642	1,767	—	—	642	1,767	2,409	203	1979	07/11	30
Missouri City, TX	—	549	1,553	—	—	549	1,553	2,102	139	2004	11/11	35
Bountiful, UT	—	484	292	—	—	484	292	776	29	1995	01/12	30
Salt Lake City, UT	—	522	1,806	—	—	522	1,806	2,328	178	1993	01/12	30
Tucson, AZ	—	742	2,226	—	—	742	2,226	2,968	219	2000	01/12	30
Tucson, AZ	—	946	2,566	—	—	946	2,566	3,512	253	2003	01/12	30
Tucson, AZ	—	108	778	—	—	108	778	886	77	2004	01/12	30
Tucson, AZ	—	493	345	—	—	493	345	838	29	2007	01/12	35
Cedar Park, TX	—	794	1,316	—	—	794	1,316	2,110	102	2009	04/12	35
Spokane Valley, WA	—	454	857	—	—	454	857	1,311	66	2005	04/12	35
Salt Lake City, UT	—	781	2,303	—	—	781	2,303	3,084	162	2009	07/12	35
Charlotte, NC	—	693	1,315	—	—	693	1,315	2,008	121	1981	09/12	25
College Park, GA	—	322	1,056	—	—	322	1,056	1,378	69	2008	09/12	35
Griffin, GA	—	401	2,897	—	—	401	2,897	3,298	190	2007	09/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Hampton, GA	—	421	1,996	—	—	421	1,996	2,417	131	2006	09/12		35
Lilburn, GA	—	381	2,426	—	—	381	2,426	2,807	159	2007	09/12		35
Matthews, NC	—	664	664	—	—	664	664	1,328	51	1990	09/12		30
Oxford, AL	—	301	3,607	—	—	301	3,607	3,908	236	2008	09/12		35
Pineville, NC	—	723	1,195	—	—	723	1,195	1,918	91	1990	09/12		30
Clermont, FL	—	783	2,328	—	—	783	2,328	3,111	147	2006	10/12		35
Springfield, MO	—	474	736	—	—	474	736	1,210	55	2006	10/12		30
Abilene, TX	—	641	3,093	—	—	641	3,093	3,734	188	2006	11/12		35
Abilene, TX	—	101	426	—	—	101	426	527	26	2009	11/12		35
Lubbock, TX	—	411	2,534	—	—	411	2,534	2,945	179	2003	11/12		30
Lubbock, TX	—	400	3,403	—	—	400	3,403	3,803	207	2004	11/12		35
Lubbock, TX	—	350	2,984	—	—	350	2,984	3,334	181	2007	11/12		35
Ephrata, PA	—	241	2,797	—	—	241	2,797	3,038	228	1987	12/12		25
Lancaster, PA	—	920	7,894	—	—	920	7,894	8,814	537	1999	12/12		30
Sinking Spring, PA	—	1,251	4,735	—	—	1,251	4,735	5,986	322	2005	12/12		30
York, PA	—	591	4,605	—	—	591	4,605	5,196	313	1995	12/12		30
Atlanta, GA	—	1,773	4,528	—	—	1,773	4,528	6,301	264	2003	12/12		35
Atlanta, GA	—	1,633	5,378	—	—	1,633	5,378	7,011	366	1998	12/12		30
Urbandale, IA	—	485	374	—	—	485	374	859	21	1990	04/13		30
Houston, TX	—	752	1,736	—	—	752	1,736	2,488	76	2005	06/13		35
Houston, TX	—	1,573	2,315	—	—	1,573	2,315	3,888	102	2006	06/13		35
Houston, TX	—	542	1,876	—	—	542	1,876	2,418	83	2012	06/13		35
Houston, TX	—	551	2,967	—	—	551	2,967	3,518	183	1980	06/13		25
Houston, TX	—	713	964	—	—	713	964	1,677	42	2005	06/13		35
Humble, TX	—	611	3,327	—	—	611	3,327	3,938	147	2006	06/13		35
Katy, TX	—	421	2,157	—	—	421	2,157	2,578	111	2002	06/13		30
Spring, TX	—	652	2,627	—	—	652	2,627	3,279	116	2006	06/13		35
Tucson, AZ	—	654	1,357	—	—	654	1,357	2,011	58	1986	09/13		30
Rochester, MN	—	396	264	—	—	396	264	660	8	1987	02/14		30
Tucson, AZ	—	988	272	—	—	988	272	1,260	8	1987	02/14		30

Movie Tavern Theatre:
Covington, LA	—	1,081	6,779	—	—	1,081	6,779	7,860	66	1993	09/14		30
Baton Rouge, LA	—	1,497	—	—	—	1,497	(e)	1,497	(e)	(e)	11/14	(m)	(e)

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Muchas Gracias Mexican Restaurant:
Salem, OR	—		556	736	—	—	556	736	1,292	240	1996	12/01		40

My Big Fat Greek Restaurant:
Tucson, AZ	—		996	—	2,742	—	996	2,742	3,738	500	2007	12/06	(m)	40

National Karate Academy:
Eden Prairie, MN	—		76	211	110	—	76	321	397	97	1997	12/01		40

Natural Grocers:
Lincoln, NE	—		1,482	2,811	—	—	1,482	2,811	4,293	137	2012	04/13		35
Coeur D'Alene, ID	—		2,172	—	2,778	—	2,172	2,778	4,950	55	2014	08/13		40
Flagstaff, AZ	3,253	(p)	831	4,079	—	—	831	4,079	4,910	15	2012	11/14		35
Helena, MT	2,854	(p)	1,079	3,062	—	—	1,079	3,062	4,141	11	2012	11/14		35
Missoula, MT	2,541	(p)	929	3,222	—	—	929	3,222	4,151	12	2012	11/14		35
Sedona, AZ	2,990	(p)	1,064	3,211	—	—	1,064	3,211	4,275	11	2012	11/14		35
Steamboat Springs, CO	3,461	(p)	1,512	3,447	—	—	1,512	3,447	4,959	12	2012	11/14		35
Independence, MO	—		912	5,002	—	—	912	5,002	5,914	7	2002	12/14		30

Nebraskaland Tire:
Park City, KS	—		214	687	—	—	214	687	901	328	1989	06/05		20

Nitlantika:
Hollywood, FL	—		383	88	37	—	234	—	234	—	1960	12/05		15

Northern Tool:
Asheville, NC	—		519	2,998	—	—	519	2,998	3,517	225	2007	05/12		35
Spartanburg, SC	2,922		654	3,174	—	—	654	3,174	3,828	31	2007	09/14		30

Office Depot:
Gastonia, NC	—		1,554	2,367	946	—	1,554	3,313	4,867	681	2004	12/04		40

OfficeMax:
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Cincinnati, OH	—	543	1,575	—	—	543	1,575	2,118	806	1994	07/94		40
Evanston, IL	—	1,868	1,758	—	—	1,868	1,758	3,626	860	1995	06/95		40
Altamonte Springs, FL	—	1,690	3,050	—	—	1,690	3,050	4,740	1,440	1995	01/96		40
Sacramento, CA	—	1,144	2,961	—	—	1,144	2,961	4,105	1,333	1996	12/96		40
Salinas, CA	—	1,353	1,829	—	—	1,353	1,829	3,182	817	1995	02/97		40
Redding, CA	—	667	2,182	—	—	667	2,182	2,849	957	1997	06/97		40
Kelso, WA	—	868	—	1,806	—	868	1,806	2,674	765	1998	09/97	(g)	40
Lynchburg, VA	—	562	—	1,851	—	562	1,851	2,413	754	1998	02/98	(m)	40
Tigard, OR	—	1,540	2,247	—	—	1,540	2,247	3,787	906	1995	11/98		40
Griffin, GA	—	685	—	1,802	—	685	1,802	2,487	708	1999	11/98	(g)	40
Omaha, NE	—	664	1,778	—	—	664	1,778	2,442	41	1995	07/14		20
Weatherford, TX	—	548	2,436	—	—	548	2,436	2,984	24	1999	09/14		30

Orchard Supply Hardware:
Pismo Beach, CA	—	2,436	1,997	2,339	—	2,436	4,336	6,772	442	1989	12/11	(o)	25
San Jose, CA	—	4,092	4,279	3,307	—	4,092	7,586	11,678	802	1982	12/11	(o)	25
San Jose, CA	—	6,406	2,457	3,374	—	6,406	5,831	12,237	586	1982	12/11	(o)	25
Chico, CA	—	1,782	4,563	746	—	1,782	5,308	7,090	407	2002	07/12	(o)	30
Clovis, CA	—	1,226	1,426	151	—	1,226	1,577	2,803	150	1982	07/12	(o)	25
Pinole, CA	—	2,784	5,195	—	—	2,784	5,195	7,979	511	1987	07/12	(o)	25
San Jose, CA	—	3,370	2,517	—	—	3,370	2,517	5,887	248	1965	07/12		25
San Jose, CA	—	5,850	4,129	—	—	5,850	4,129	9,979	406	1946	07/12	(o)	25
Van Nuys, CA	—	5,493	4,133	2,301	—	5,493	6,435	11,928	531	1988	07/12	(o)	25

Orlando Metro Gymnastics:
Orlando, FL	—	428	1,345	—	—	428	1,345	1,773	335	2003	01/05		40

Outback:
Cheyenne, WY	—	672	2,502	—	—	672	2,502	3,174	233	2001	03/12		30
Conroe, TX	—	524	583	—	—	524	583	1,107	65	1992	03/12		25
Copley Township, OH	—	753	2,407	—	—	753	2,407	3,160	269	1993	03/12		25
Coraopolis, PA	—	487	2,326	—	—	487	2,326	2,813	216	1998	03/12		30
Denver, CO	—	850	1,305	—	—	850	1,305	2,155	104	2003	03/12		35
Knoxville, TN	—	753	1,852	—	—	753	1,852	2,605	148	2004	03/12		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Largo, MD	—	1,738	2,227	—	—	1,738	2,227	3,965	207	2001	03/12		30
Lufkin, TX	—	850	1,147	—	—	850	1,147	1,997	107	1999	03/12		30
Marrero, LA	—	781	3,144	—	—	781	3,144	3,925	351	1995	03/12		25
Mechanicsville, VA	—	674	2,328	—	—	674	2,328	3,002	217	2002	03/12		30
Mt. Pleasant, SC	—	713	1,466	—	—	713	1,466	2,179	136	1999	03/12		30
Phoenix, AZ	—	821	2,284	—	—	821	2,284	3,105	213	2002	03/12		30
Shreveport, LA	—	633	3,105	—	—	633	3,105	3,738	347	1994	03/12		25
Smithfield, NC	—	772	2,345	—	—	772	2,345	3,117	187	2004	03/12		35
Stockbridge, GA	—	910	1,988	—	—	910	1,988	2,898	185	2001	03/12		30
Troy, OH	—	456	1,575	—	—	456	1,575	2,031	126	2004	03/12		35
Venice, FL	—	833	2,529	—	—	833	2,529	3,362	235	2001	03/12		30
Warrenton, VA	—	1,833	2,021	—	—	1,833	2,021	3,854	188	2001	03/12		30
Wheaton, IL	—	901	654	—	—	901	654	1,555	73	1994	03/12		25
Fultondale, AL	—	765	2,097	—	—	765	2,097	2,862	9	1998	11/14		30

Palais Royale:
Sealy, TX	—	457	504	1,769	—	462	2,273	2,735	476	1982	03/99		40

Panda Express:
Florissant, MO	—	50	59	170	—	50	228	278	28	2012	04/03	(g)	40

Pantry I Petroleum:
Avis, PA	—	392	326	—	—	392	326	718	153	1976	08/05		20
Howard, PA	—	136	375	—	—	136	375	511	84	1987	01/06		40

Patient First:
Richmond, VA	—	270	1,545	—	—	270	1,545	1,815	187	1988	05/11		30
York, PA	—	772	2,995	—	—	772	2,995	3,767	259	2011	07/11		40
Mechanicsburg, PA	—	933	3,401	—	—	933	3,401	4,334	244	2011	02/12		40

Patriot Fuels:
Vinita, OK	—	72	368	—	—	72	368	440	98	1972	07/09		20

Pawn America:
Fargo, ND	—	335	2,747	—	—	335	2,747	3,082	160	2008	12/12		35
Fridley, MN	—	1,013	4,465	—	—	1,013	4,465	5,478	304	1978	12/12		30
Sioux Falls, SD	—	207	1,490	—	—	207	1,490	1,697	101	1985	12/12		30
Mankato, MN	—	449	—	1,705	—	449	1,705	2,154	48	2013	03/13	(m)	40

Pep Boys:
Chicago, IL	—	1,077	3,756	—	—	1,077	3,756	4,833	765	1993	11/07		35
Cicero, IL	—	1,341	3,760	—	—	1,341	3,760	5,101	765	1993	11/07		35
Cornwell Heights, PA	—	2,058	3,102	—	—	2,058	3,102	5,160	884	1972	11/07		25
East Brunswick, NJ	—	2,449	5,026	—	—	2,449	5,026	7,475	1,194	1987	11/07		30
Guayama, PR	—	1,729	2,732	—	—	1,729	2,131	3,860	329	1998	11/07		33
Jacksonville, FL	—	810	2,331	—	—	810	2,331	3,141	475	1989	11/07		35
Joliet, IL	—	1,506	3,727	—	—	1,506	3,727	5,233	759	1993	11/07		35
Lansing, IL	—	869	3,440	—	—	869	3,440	4,309	700	1993	11/07		35
Las Vegas, NV	—	1,917	2,530	—	—	1,917	2,530	4,447	515	1989	11/07		35
Marietta, GA	—	1,311	3,556	—	—	1,311	3,556	4,867	845	1987	11/07		30
Marlton, NJ	—	1,608	4,142	—	—	1,608	4,142	5,750	984	1983	11/07		30
Philadelphia, PA	—	1,300	3,830	—	—	1,300	3,830	5,130	780	1995	11/07		35
Quakertown, PA	—	1,129	3,252	—	—	1,129	3,252	4,381	662	1995	11/07		35
Reading, PA	—	1,189	3,367	—	—	1,189	2,819	4,008	513	1989	11/07		28
Roswell, GA	—	931	2,732	—	—	931	2,732	3,663	649	2007	11/07		30
Turnersville, NJ	—	990	3,494	—	—	990	3,494	4,484	830	1986	11/07		30
Houston, TX	—	734	3,028	—	—	734	3,028	3,762	475	1994	04/10		30

Perkins Restaurant:
Des Moines, IA	—	256	136	—	—	256	136	392	130	1976	06/05		10
Des Moines, IA	—	270	218	—	—	270	218	488	208	1977	06/05		10
Des Moines, IA	—	226	203	—	—	226	203	429	194	1976	06/05		10
Newton, IA	—	354	402	—	—	354	402	756	383	1979	06/05		10
Urbandale, IA	—	377	581	—	—	377	581	958	277	1979	06/05		20

Pet Paradise:
Houston, TX	—	417	2,306	—	—	417	2,306	2,723	392	2008	03/08		40
Bunnell, FL	—	316	881	—	—	316	881	1,197	148	1997	04/08		40
Charlotte, NC	—	825	—	3,231	—	825	3,231	4,056	441	2009	11/08	(m)	40
Davie, FL	—	1,138	1,069	—	—	1,138	1,069	2,207	184	2003	12/08		35

Petco:
Grand Forks, ND	—	307	910	—	—	307	910	1,217	388	1996	12/97		40
Florissant, MO	—	299	352	1,019	—	300	1,371	1,671	169	2012	04/03	(g)	40

Petro Express:
Belmont, NC	—	1,508	1,622	—	—	1,508	1,622	3,130	357	2001	04/07		35
Charlotte, NC	—	1,291	1,839	—	—	1,291	1,839	3,130	473	1988	04/07		30
Charlotte, NC	—	2,784	3,720	—	—	2,784	3,720	6,504	819	1998	04/07		35
Charlotte, NC	—	1,030	1,725	—	—	1,030	1,725	2,755	443	1983	04/07		30
Charlotte, NC	—	1,458	2,047	—	—	1,458	2,047	3,505	526	1987	04/07		30
Charlotte, NC	—	429	425	—	—	429	425	854	109	1983	04/07		30
Charlotte, NC	—	1,778	1,977	—	—	1,778	1,977	3,755	508	1992	04/07		30
Charlotte, NC	—	507	698	—	—	507	698	1,205	269	1967	04/07		20
Charlotte, NC	—	629	876	—	—	623	876	1,499	225	1986	04/07		30
Charlotte, NC	—	1,810	2,570	—	—	1,810	2,570	4,380	495	2004	04/07		40
Charlotte, NC	—	1,697	2,419	—	—	1,697	2,419	4,116	466	2005	04/07		40
Charlotte, NC	—	1,340	1,790	—	—	1,340	1,790	3,130	394	1998	04/07		35
Charlotte, NC	—	2,165	1,965	—	—	2,165	1,965	4,130	433	1997	04/07		35
Charlotte, NC	—	2,316	2,064	—	—	2,316	2,064	4,380	455	1996	04/07		35
Charlotte, NC	—	1,532	1,973	—	—	1,532	1,973	3,505	434	1998	04/07		35
Concord, NC	—	1,828	1,677	—	—	1,828	1,677	3,505	369	2002	04/07		35
Concord, NC	—	2,144	1,986	—	—	2,144	1,986	4,130	437	2000	04/07		35
Denver, NC	—	2,317	1,750	—	—	2,317	1,750	4,067	385	1999	04/07		35
Fort Mill, SC	—	3,825	2,554	—	—	3,825	2,554	6,379	563	1998	04/07		35
Gastonia, NC	—	965	1,228	—	—	965	1,228	2,193	270	2001	04/07		35
Gastonia, NC	—	745	760	—	—	745	760	1,505	147	2003	04/07		40
Gastonia, NC	—	1,070	1,185	—	—	1,070	1,185	2,255	261	1990	04/07		35
Gastonia, NC	—	335	545	—	—	335	545	880	105	2000	04/07		40
Hickory, NC	—	1,975	1,530	—	—	1,975	1,530	3,505	337	2002	04/07		35
Kings Mountain, NC	—	1,210	982	—	—	1,210	982	2,192	216	1988	04/07		35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Lake Wylie, SC	—	1,381	2,061	—	—	1,381	2,061	3,442	454	1998	04/07		35
Lake Wylie, SC	—	1,972	1,283	—	—	1,972	1,283	3,255	283	2003	04/07		35
Lincolnton, NC	—	723	532	—	—	723	532	1,255	137	1989	04/07		30
Mineral Springs, NC	—	678	577	—	—	678	577	1,255	111	2002	04/07		40
Monroe, NC	—	421	834	—	—	421	834	1,255	184	1997	04/07		35
Monroe, NC	—	857	1,023	—	—	857	1,023	1,880	197	2004	04/07		40
Monroe, NC	—	709	796	—	—	709	796	1,505	175	1999	04/07		35
Rock Hill, SC	—	3,095	1,910	—	—	3,095	1,910	5,005	421	1999	04/07		35
Rock Hill, SC	—	2,119	1,886	—	—	2,119	1,886	4,005	415	1998	04/07		35
Rock Hill, SC	—	778	727	—	—	778	727	1,505	187	1990	04/07		30
Statesville, NC	—	1,886	2,182	—	—	1,864	2,182	4,046	480	1999	04/07		35
Waxhaw, NC	—	508	747	—	—	508	747	1,255	144	2002	04/07		40
York, SC	—	2,306	1,449	—	—	2,306	1,449	3,755	319	1999	04/07		35
Charlotte, NC	—	1,834	1,214	—	—	1,834	1,214	3,048	231	1997	05/07		40
Charlotte, NC	—	1,849	2,280	—	—	1,849	2,280	4,129	435	2005	05/07		40
Rock Hill, SC	—	3,108	2,146	—	—	3,108	2,146	5,254	409	1999	05/07		40

PetSense:
Kingsville, TX	—	499	458	224	—	499	682	1,181	169	1995	12/01		40

PetSmart:
Chicago, IL	—	2,724	3,566	—	—	2,724	3,566	6,290	1,452	1998	09/98		40

Pier I Imports:
Anchorage, AK	—	928	1,663	—	—	928	1,663	2,591	783	1995	02/96		40
Memphis, TN	—	713	822	—	—	713	822	1,535	360	1997	09/96	(f)	40
Sanford, FL	—	738	803	—	—	738	803	1,541	337	1998	06/97	(f)	40
Valdosta, GA	—	391	806	—	—	391	806	1,197	305	1999	01/99	(f)	40

Pizza Hut:
Monroeville, AL	—	547	44	—	—	547	44	591	14	1976	12/01		40

Popeye's:
Snellville, GA	—	642	437	—	—	642	437	1,079	142	1995	12/01		40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Randallstown, MD	—	483	609	—	—	483	609	1,092	21	1958	02/14		25

Power Center:
Midland, MI	—	1,085	1,635	220	—	1,085	1,598	2,683	377	2005	05/05	(g)	40
Big Flats, NY	—	2,248	7,159	1,258	—	2,248	5,075	7,323	1,206	2006	08/05		40
Harlingen, TX	—	247	807	—	—	247	583	830	129	2008	09/06	(g)	40
Harlingen, TX	—	749	1,238	195	—	749	1,043	1,792	238	2008	09/06	(g)	40
Woodstock, GA	—	261	701	—	—	261	516	777	95	1997	07/08		40

Premium Spas & Billiards:
Fairfax, VA	—	105	151	413	—	194	564	758	107	1995	12/95		40

Pull-A-Part:
Augusta, GA	—	1,414	—	1,449	—	1,414	1,449	2,863	273	2007	08/06	(m)	40
Birmingham, AL	—	1,165	2,090	—	—	1,165	2,090	3,255	438	1964	08/06		40
Charlotte, NC	—	2,913	1,724	—	—	2,908	1,724	4,632	361	2006	08/06		40
Conley, GA	—	1,686	1,387	—	—	1,686	1,387	3,073	290	1999	08/06		40
Harvey, LA	—	1,887	—	4,326	—	1,887	4,326	6,213	698	2008	08/06	(m)	40
Knoxville, TN	—	961	—	2,384	—	961	2,384	3,345	445	2007	08/06	(m)	40
Louisville, KY	—	3,206	1,532	—	—	3,206	1,532	4,738	321	2006	08/06		40
Nashville, TN	—	2,164	1,414	—	—	2,164	1,414	3,578	296	2006	08/06		40
Norcross, GA	—	1,831	1,040	—	—	1,831	1,040	2,871	218	1998	08/06		40
Cleveland, OH	—	4,556	—	2,096	—	4,556	2,096	6,652	373	2007	08/06	(m)	40
Lafayette, LA	—	1,036	—	2,226	—	1,036	2,226	3,262	392	2007	08/06	(m)	40
Montgomery, AL	—	934	—	2,013	—	934	2,013	2,947	358	2007	11/06	(m)	40
Jackson, MS	—	1,315	—	2,471	—	1,315	2,318	3,633	406	2008	12/06	(m)	40
Baton Rouge, LA	—	893	—	3,256	—	893	3,256	4,149	471	2009	01/07	(m)	40
Memphis, TN	—	1,779	—	2,964	—	1,779	2,964	4,743	491	2008	05/07	(m)	40
Mobile, AL	—	550	—	2,772	—	550	2,772	3,322	413	2009	06/07	(m)	40
Winston-Salem, NC	—	846	—	2,449	—	836	2,449	3,285	370	2009	08/07	(m)	40
Lithonia, GA	—	2,410	—	2,345	—	2,410	2,345	4,755	349	2009	08/07	(m)	40
Columbia, SC	—	935	—	2,178	—	935	2,178	3,113	324	2009	09/07	(m)	40
Akron, OH	—	1,065	—	1,869	—	1,065	1,869	2,934	239	2009	10/08	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Quaker Steak & Lube:
Mentor, OH	—	841	2,452	—	—	841	2,452	3,293	50	2009	04/14		35

QuikTrip:
Alpharetta, GA	—	1,048	607	—	—	1,048	607	1,655	145	1996	06/05		40
Clive, IA	—	623	557	—	—	623	557	1,180	177	1994	06/05		30
Des Moines, IA	—	379	455	—	—	379	455	834	145	1990	06/05		30
Des Moines, IA	—	259	792	—	—	259	792	1,051	252	1996	06/05		30
Gainesville, GA	—	592	913	—	—	592	913	1,505	290	1989	06/05		30
Herculaneum, MO	—	856	1,613	—	—	856	1,613	2,469	513	1991	06/05		30
Johnston, IA	—	394	385	—	—	394	385	779	122	1991	06/05		30
Lee's Summit, MO	—	374	1,224	—	—	374	1,224	1,598	292	1999	06/05		40
Norcross, GA	—	948	294	—	—	948	294	1,242	93	1989	06/05		30
Norcross, GA	—	966	202	—	—	966	202	1,168	64	1993	06/05		30
Norcross, GA	—	844	297	—	—	839	297	1,136	94	1994	06/05		30
Olathe, KS	—	793	1,392	—	—	793	1,392	2,185	332	1999	06/05		40
Tulsa, OK	—	1,225	650	—	—	1,225	650	1,875	207	1990	06/05		30
Urbandale, IA	—	340	764	—	—	340	764	1,104	182	1993	06/05		40
Wichita, KS	—	127	543	—	—	127	543	670	173	1990	06/05		30
Wichita, KS	—	118	454	—	—	113	454	567	144	1989	06/05		30
Woodstock , GA	—	488	1,042	—	—	488	1,042	1,530	249	1997	06/05		40

Qwest Corporation Service Center:
Cedar Rapids, IA	—	184	629	—	—	184	629	813	300	1976	06/05		20
Decorah, IA	—	72	272	—	—	72	272	344	259	1974	06/05		10

Rabobank:
Chico, CA	—	346	—	—	—	346	(e)	346	(e)	(i)(e)	07/12		30

Raising Cane's:
Lancaster, OH	—	600	—	1,075	—	600	1,075	1,675	57	2012	01/08	(g)	40
Sulphur, LA	—	326	1,268	—	—	326	1,268	1,594	134	2009	04/11		35
Hurst, TX	—	763	—	1,309	—	763	1,309	2,072	105	2011	05/11	(m)	40
Fort Worth, TX	—	792	—	1,144	—	792	1,144	1,936	92	2011	06/11	(m)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Plano, TX	—	1,316	—	1,349	—	1,316	1,349	2,665	108	2011	06/11	(m)	40
Pearland, TX	—	774	—	1,255	—	774	1,255	2,029	98	2011	07/11	(m)	40
Addison, TX	—	869	—	1,343	—	869	1,343	2,212	94	2012	10/11	(m)	40
Houston, TX	—	737	—	1,163	—	737	1,163	1,900	84	2012	10/11	(m)	40
Euless, TX	—	1,222	—	1,376	—	1,226	1,376	2,602	105	2011	12/11	(m)	40
Moore, OK	—	762	—	1,153	—	762	1,153	1,915	78	2012	01/12	(m)	40
Rowlett, TX	—	814	—	1,398	—	814	1,398	2,212	86	2012	02/12	(m)	40
Keller, TX	—	833	—	1,265	—	833	1,265	2,098	70	2012	06/12	(m)	40
Omaha, NE	—	1,181	—	1,676	—	1,181	1,676	2,857	82	2013	08/12	(m)	40
McKinney, TX	—	1,443	—	1,255	—	1,443	1,255	2,698	54	2013	11/12	(m)	40
Tulsa, OK	—	1,006	—	1,508	—	1,006	1,508	2,514	64	2013	12/12	(m)	40
Broken Arrow, OK	—	1,267	1,285	—	—	1,267	1,285	2,552	44	2013	04/13		40
Oklahoma City, OK	—	1,217	—	1,312	—	1,217	1,312	2,529	34	2013	06/13	(m)	40
Oklahoma City, OK	—	988	—	1,268	—	988	1,268	2,256	38	2013	06/13	(m)	40
Owasso, OK	—	641	—	1,313	—	641	1,313	1,954	31	2014	09/13	(m)	40
Longview, TX	—	1,020	—	1,488	—	1,020	1,488	2,508	17	2014	02/14	(m)	40
Georgetown, TX	—	1,101	—	1,830	—	1,101	1,830	2,931	13	2014	05/14	(m)	40

Rallys:
Toledo, OH	—	126	320	—	—	126	320	446	186	1989	07/92		39

RBC Bank:
Altamonte Springs, FL	—	1,316	2,014	—	—	1,316	2,014	3,330	266	2007	05/10		35

Regal Theatre:
Bolingbrook, IL	—	2,937	3,032	1,500	—	2,937	4,532	7,469	751	1994	09/07		30

Reliable Life Insurance:
St. Louis, MO	—	1,519	10,074	1,466	—	1,519	11,540	13,059	2,637	1975	05/04		40

Rent-A-Center:
Cohoes, NY	—	64	348	242	—	64	590	654	101	1994	09/04		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Rite Aid:
Douglasville, GA	—	413	995	—	—	413	995	1,408	471	1996	01/96		40
Conyers, GA	—	575	999	—	—	575	999	1,574	438	1997	06/97		40
Riverdale, GA	—	1,089	1,707	—	—	1,089	1,707	2,796	727	1997	12/97		40
Warner Robins, GA	—	707	—	1,227	—	707	1,227	1,934	490	1999	03/98	(g)	40
Mobile, AL (n)	—	1,137	1,694	—	—	1,137	1,694	2,831	552	2000	12/01		40
Orange Beach, AL	—	1,410	1,996	—	—	1,410	1,996	3,406	651	2000	12/01		40
Norfolk, VA	—	2,742	1,797	—	—	2,742	1,797	4,539	578	2001	02/02		40
Thorndale, PA	—	2,261	2,472	—	—	2,261	2,472	4,733	796	2001	02/02		40
West Mifflin, PA	—	1,402	2,044	—	—	1,402	2,044	3,446	658	1999	02/02		40
Albany, NY	—	25	867	—	—	25	867	892	223	1994	09/04		40
Saratoga Springs, NY	—	762	591	30	—	762	621	1,383	156	1993	09/04		40
Monticello, NY	221	664	769	—	—	664	769	1,433	188	1996	03/05		40
Clinton Twp, MI	—	977	1,664	—	—	977	1,664	2,641	44	1998	03/14		30
Dowagiac, MI	—	409	1,609	—	—	409	1,609	2,018	42	1998	03/14		30

Rite Care Pharmacy:
Dallas, TX	—	2,407	2,299	320	—	2,407	2,618	5,025	553	1971	06/05		40

Road Ranger:
Springfield, IL	—	705	1,500	—	—	705	1,500	2,205	320	1997	06/06		40
Belvidere, IL	—	1,098	1,256	1,257	—	1,098	2,513	3,611	371	1997	06/06		40
Brazil, IN	—	2,199	907	—	—	2,199	907	3,106	194	1990	06/06		40
Cherry Valley, IL	—	1,409	1,897	—	—	1,409	1,897	3,306	405	1991	06/06		40
Cottage Grove, WI	—	2,175	1,733	—	—	2,175	1,733	3,908	370	1990	06/06		40
Decatur, IL	—	815	1,314	—	—	815	1,314	2,129	281	2002	06/06		40
Dekalb, IL	—	747	1,658	—	—	747	1,658	2,405	354	2000	06/06		40
Elk Run Heights, IA	—	1,538	2,470	—	—	1,538	2,470	4,008	527	1989	06/06		40
Lake Station, IN	—	3,172	1,112	—	—	3,172	1,112	4,284	237	1987	06/06		40
Mendota, IL	—	1,218	3,295	—	—	1,218	3,295	4,513	462	1996	06/06		40
Oakdale, WI	—	1,844	1,663	—	—	1,844	1,663	3,507	355	1998	06/06		40
Rockford, IL	—	623	1,331	—	—	623	1,331	1,954	284	2000	06/06		40
Rockford, IL	—	1,094	1,662	—	—	1,094	1,662	2,756	355	1996	06/06		40
Springfield, IL	—	1,795	1,863	—	—	2,211	1,863	4,074	448	1978	06/06		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Champaign, IL	—	3,241	2,008	—	—	3,241	2,008	5,249	395	2006	02/07		40
DeKalb, IL	—	505	1,503	—	—	505	1,503	2,008	296	2004	02/07		40
Fenton, MO	—	2,584	2,622	—	—	2,584	2,622	5,206	516	2007	02/07		40
Hampshire, IL	—	1,307	1,501	1,629	—	1,307	3,130	4,437	588	1988	02/07	(f)	40
Princeton, IL (n)	—	1,141	3,066	—	—	1,141	3,066	4,207	604	2003	02/07		40
South Beloit, IL	—	3,824	2,309	—	—	3,824	2,309	6,133	455	2002	02/07		40
Cedar Rapids, IA	—	1,025	984	—	—	1,025	984	2,009	192	1990	03/07		40
Marion, IA	—	737	1,071	—	—	737	1,071	1,808	209	1974	03/07		40
Okawville, IL	—	1,530	1,147	1,034	—	1,536	2,181	3,717	275	1997	08/07		40
Dubuque, IA	—	561	1,941	—	—	561	1,941	2,502	354	2000	09/07		40
Belvidere, IL	—	521	1,053	—	—	521	1,053	1,574	188	2008	09/07	(f)	40
South Beloit, IL	—	1,182	1,324	—	—	1,182	1,324	2,506	236	2008	09/07	(f)	40
Chicago, IL	—	1,350	6,450	—	—	1,350	6,450	7,800	634	1970	07/12		25

Robbins Diamonds:
Newark, DE	—	636	1,273	29	—	629	1,302	1,931	641	1994	12/94		40

Romancing the Range:
Anderson, SC (n)	—	140	815	—	—	140	815	955	11	1996	07/14		35

Ross Dress for Less:
Coral Gables, FL	—	1,782	1,661	19	—	1,782	1,680	3,462	733	1994	06/96		38
Lodi, CA	—	614	1,415	—	—	614	1,415	2,029	396	1984	03/99		40

Rue 21:
Lapeer, MI	—	126	645	—	—	126	629	755	116	2007	10/05		40

Sally Beauty Supply:
Lapeer, MI	—	33	167	—	—	33	163	196	30	2007	10/05		40

Salons by JC:
Buford, GA	—	539	1,421	—	—	539	1,421	1,960	370	2003	07/04	(g)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Saltgrass Steakhouse:
Beaumont, TX	—	558	—	1,317	—	901	1,317	2,218	181	1975	09/10	(m)	30
San Antonio, TX	—	1,280	—	853	—	1,280	853	2,133	67	2011	08/11	(m)	40
Cypress, TX	—	1,071	—	1,886	—	1,071	1,886	2,957	116	2012	03/12	(m)	40
Midland, TX	—	837	2,073	—	—	837	2,073	2,910	91	1998	01/13		35
Port Arthur, TX	—	890	—	2,049	—	890	2,049	2,939	49	2014	08/13	(m)	40
McAllen, TX	—	1,390	—	—	—	1,393	1,417	2,810	(q)	2007	12/13	(m)	(q)
College Station, TX	—	934	—	2,031	—	934	2,031	2,965	(q)	2014	04/14	(m)	(q)
Lewisville, TX	—	1,268	—	—	—	1,268	(e)	1,268	(e)	(e)	11/14	(m)	(e)
Waco, TX	—	730	—	—	—	730	(e)	730	(e)	(e)	12/14	(m)	(e)

Savers Thrift Superstore:
Fairview Heights, IL	—	1,258	2,623	246	—	1,258	2,869	4,127	614	1980	10/05	(g)	40

Schlotzsky's Deli:
Phoenix, AZ	—	706	315	—	—	706	315	1,021	103	1995	12/01		40
Scottsdale, AZ	—	717	311	—	—	717	311	1,028	101	1995	12/01		40

Season's 52:
Schaumburg, IL	—	2,065	1,311	—	—	2,065	(i)	2,065	(i)	(i)	12/01		(i)

Select Comfort:
Tucson, AZ	—	906	—	—	—	906	(e)	906	(e)	(e)	11/14	(m)	(e)

Shek's Chinese Express:
Eden Prairie, MN	—	65	261	—	—	65	261	326	83	1997	12/01		40

Shell:
Glendale, AZ	—	1,817	2,415	126	—	1,817	2,541	4,358	490	2001	05/08		40
Peoria, AZ	—	860	1,117	114	—	860	1,231	2,091	328	1987	05/08		30

Shop-a-Snak:
Bessemer, AL	—	564	742	—	—	564	742	1,306	160	2002	05/06		40
Chelsea, AL	—	391	628	—	—	391	628	1,019	135	1981	05/06		40
Jasper, AL (n)	—	551	747	—	—	551	747	1,298	161	1998	05/06		40
Birmingham, AL	—	446	672	—	—	446	672	1,118	145	1989	05/06		40
Birmingham, AL	—	439	704	—	—	439	704	1,143	152	1989	05/06		40
Birmingham, AL	—	490	769	—	—	490	769	1,259	166	1992	05/06		40
Birmingham, AL	—	361	744	—	—	361	744	1,105	160	1989	05/06		40
Homewood, AL	—	468	657	—	—	468	657	1,125	142	1990	05/06		40
Hoover, AL	—	713	865	—	—	713	865	1,578	186	1998	05/06		40
Hoover, AL	—	764	1,157	—	—	663	1,157	1,820	249	2005	05/06		40
Trussville, AL	—	272	542	—	—	272	542	814	117	1992	05/06		40
Tuscaloosa, AL	—	432	559	—	—	432	559	991	121	1991	05/06		40
Tuscaloosa, AL	—	386	733	—	—	386	733	1,119	158	1991	05/06		40
Tuscaloosa, AL	—	525	463	—	—	525	463	988	100	1991	05/06		40

Silverleaf Resorts:
Buford, GA	—	1,267	2,406	25	—	1,267	2,430	3,697	632	2004	07/04		40

Sonic Automotive:
Charlotte, NC	—	3,619	4,854	—	—	3,619	4,854	8,473	925	1996	05/07		40

Sparkling Image:
Bakersfield, CA	—	3,363	3,288	—	—	3,363	3,288	6,651	558	2002	03/08		40
Bakersfield, CA	—	3,346	6,016	—	—	3,346	6,016	9,362	1,164	1998	03/08		35
Bakersfield, CA	—	2,043	3,520	40	—	2,043	719	2,762	287	1988	03/08		30
Bakersfield, CA	—	3,664	3,709	11	—	3,664	3,721	7,385	721	1994	03/08		35
Bakersfield, CA	—	2,798	5,260	22	—	1,781	284	2,065	266	1997	03/08		35
Bakersfield, CA	—	2,564	4,465	2,178	—	2,564	6,643	9,207	1,331	1988	03/08		30
San Fernando, CA	—	6,630	2,706	47	—	6,630	2,753	9,383	625	1988	03/08		30
Ventura, CA	—	5,590	4,431	94	—	5,590	4,526	10,116	764	2001	03/08		40
Ventura, CA	—	6,253	4,560	207	—	6,253	4,767	11,020	914	1994	03/08		35

Spec's Liquor and Fine Foods:
Corpus Christi, TX	—	768	841	601	—	768	1,442	2,210	572	1967	11/93		40
Coffee City, TX	—	1,330	3,858	—	—	1,330	3,858	5,188	953	1996	02/05		40
Spencer’s Air Conditioning & Appliance:
Glendale, AZ	—	342	982	—	—	342	982	1,324	379	1999	12/98	(g)	40

Sports Authority:
Tampa, FL	—	2,128	1,522	—	—	2,128	1,522	3,650	704	1994	06/96		40
Sarasota, FL	—	1,428	1,703	—	—	1,428	1,703	3,131	465	1988	09/97		40
Memphis, TN	—	820	—	2,598	—	820	2,598	3,418	1,046	1998	12/97	(g)	40
Woodbridge, NJ	—	3,750	5,983	—	—	3,750	5,983	9,733	1,789	1994	01/03		40

Staples:
Memphis, TN	—	931	2,210	—	—	931	2,210	3,141	55	2011	02/14		35

Starplex Theatre:
Southington, CT	—	1,346	—	3,662	—	1,346	3,662	5,008	76	1993	05/14	(m)	30

Steak N Shake:
Munhall, PA	—	688	727	—	—	688	727	1,415	13	2002	07/14		25
South Bend, IN	—	447	1,238	—	—	447	1,238	1,685	19	2004	07/14		30

Sterling Collision:
Lombard, IL	—	622	1,714	—	—	622	1,714	2,336	140	1997	12/12		25

Stone Mountain Chevrolet:
Lilburn, GA	—	3,027	4,685	—	—	3,027	4,685	7,712	1,215	2004	08/04		40

Stop N Go:
Grand Prairie, TX	—	421	685	—	—	421	685	1,106	223	1986	12/01		40

Stripes:
Laredo, TX	—	841	739	—	—	841	739	1,580	167	2001	12/05		40
Brownsville, TX	—	1,015	1,308	—	—	1,015	1,308	2,323	296	2003	12/05		40
Brownsville, TX	—	1,392	1,444	—	—	1,392	1,444	2,836	326	2005	12/05		40
Brownsville, TX	—	933	699	—	—	933	699	1,632	158	1999	12/05		40
Brownsville, TX	—	1,843	1,419	—	—	1,843	1,419	3,262	321	2000	12/05		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Brownsville, TX	—	2,033	1,288	—	—	2,033	1,288	3,321	291	1995	12/05	40
Brownsville, TX	—	2,530	1,125	—	—	2,530	1,125	3,655	254	1990	12/05	40
Brownsville, TX	—	1,039	1,145	—	—	1,039	1,145	2,184	259	2004	12/05	40
Brownsville, TX	—	2,417	1,828	—	—	2,417	1,828	4,245	413	2000	12/05	40
Brownsville, TX	—	1,279	1,015	—	—	1,279	1,015	2,294	229	1990	12/05	40
Brownsville, TX	—	1,182	1,105	—	—	1,182	1,105	2,287	250	2000	12/05	40
Brownsville, TX	—	2,915	1,800	—	—	2,915	1,800	4,715	407	2000	12/05	40
Corpus Christi, TX	—	703	1,037	—	—	703	1,037	1,740	234	1986	12/05	40
Corpus Christi, TX	—	1,308	2,151	—	—	1,308	2,151	3,459	486	1995	12/05	40
Corpus Christi, TX	—	1,400	1,531	—	—	1,400	1,531	2,931	346	1984	12/05	40
Corpus Christi, TX	—	1,385	1,419	—	—	1,385	1,419	2,804	321	1982	12/05	40
Corpus Christi, TX	—	853	1,416	—	—	853	1,416	2,269	320	2005	12/05	40
Donna, TX	—	1,004	1,127	—	—	1,004	1,127	2,131	255	1995	12/05	40
Edinburg, TX	—	970	1,286	—	—	970	1,286	2,256	291	2003	12/05	40
Edinburg, TX	—	1,317	1,624	—	—	1,317	1,624	2,941	367	1999	12/05	40
Falfurias, TX	—	4,244	4,458	—	—	4,213	4,458	8,671	1,008	2002	12/05	40
Freer, TX	—	1,151	1,158	—	—	1,151	1,158	2,309	262	1984	12/05	40
George West, TX	—	1,243	695	—	—	1,243	695	1,938	157	1996	12/05	40
Harlingen, TX	—	755	601	—	—	755	601	1,356	136	1987	12/05	40
Harlingen, TX	—	906	953	—	—	906	953	1,859	215	1991	12/05	40
Harlingen, TX	—	754	1,152	—	—	754	1,152	1,906	260	1999	12/05	40
La Feria, TX	—	900	1,347	—	—	900	1,347	2,247	304	1988	12/05	40
Laredo, TX	—	736	670	—	—	736	670	1,406	152	1984	12/05	40
Laredo, TX	—	1,553	1,775	—	—	1,553	1,775	3,328	401	2000	12/05	40
Laredo, TX	—	1,495	1,400	—	—	1,495	1,400	2,895	317	1993	12/05	40
Laredo, TX	—	675	533	—	—	675	533	1,208	120	1993	12/05	40
Laredo, TX	—	459	460	—	—	459	460	919	104	1983	12/05	40
Lawton, OK	—	697	964	—	—	649	964	1,613	218	1984	12/05	40
Los Indios, TX	—	1,387	1,457	—	—	1,387	1,457	2,844	329	2005	12/05	40
McAllen, TX	—	987	893	—	—	987	893	1,880	202	1999	12/05	40
McAllen, TX	—	975	1,030	—	—	975	1,030	2,005	233	2003	12/05	40
Mission, TX	—	880	1,101	—	—	880	1,101	1,981	249	1999	12/05	40
Mission, TX	—	1,125	1,213	—	—	1,125	1,213	2,338	274	2003	12/05	40
Olmito, TX	—	3,688	2,880	—	—	3,688	2,880	6,568	651	2002	12/05	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pharr, TX	—	2,426	1,881	—	—	2,426	1,881	4,307	425	2003	12/05	40
Pharr, TX	—	784	805	—	—	784	805	1,589	182	2000	12/05	40
Pharr, TX	—	982	1,178	—	—	982	1,178	2,160	266	1988	12/05	40
Port Isabel, TX	—	2,062	1,299	—	—	2,062	1,299	3,361	294	1994	12/05	40
Portland, TX	—	656	915	—	—	656	915	1,571	207	1983	12/05	40
Progreso, TX	—	1,769	1,811	—	—	1,769	1,811	3,580	409	1999	12/05	40
Riviera, TX	—	2,351	2,158	—	—	2,351	2,158	4,509	488	2005	12/05	40
San Benito, TX	—	791	1,857	—	—	791	1,857	2,648	420	1994	12/05	40
San Benito, TX	—	1,103	1,586	—	—	1,103	1,586	2,689	359	2005	12/05	40
San Juan, TX	—	1,424	1,546	—	—	1,424	1,546	2,970	349	2004	12/05	40
San Juan, TX	—	1,124	1,172	—	—	1,124	1,172	2,296	265	1996	12/05	40
South Padre Island, TX	—	1,367	1,389	—	—	1,367	1,389	2,756	314	1988	12/05	40
Wichita Falls, TX	—	440	751	—	—	440	751	1,191	170	1984	12/05	40
Wichita Falls, TX	—	905	1,351	—	—	905	1,351	2,256	305	2000	12/05	40
Wichita Falls, TX	—	484	828	—	—	484	828	1,312	187	1983	12/05	40
Palmview, TX	—	835	1,372	—	—	835	1,372	2,207	282	2005	10/06	40
Harlingen, TX	—	638	1,807	—	—	638	1,807	2,445	363	2006	12/06	40
Rio Grande City, TX	—	1,871	1,612	—	—	1,871	1,612	3,483	324	2006	12/06	40
San Juan, TX	—	816	1,434	—	—	816	1,434	2,250	288	2006	12/06	40
Zapata, TX	—	1,333	1,773	—	—	1,333	1,773	3,106	356	2006	12/06	40
Orange Grove, TX	—	1,767	1,838	—	—	1,767	1,838	3,605	354	2007	04/07	40
Harlingen, TX	—	408	826	—	—	408	826	1,234	196	1982	11/07	30
Laredo, TX	—	584	958	—	—	584	958	1,542	228	1981	11/07	30
Laredo, TX	—	448	734	—	—	448	734	1,182	174	1981	11/07	30
Laredo, TX	—	698	1,169	—	—	698	1,169	1,867	278	1981	11/07	30
Laredo, TX	—	348	1,168	—	—	348	1,168	1,516	277	1983	11/07	30
Laredo, TX	—	468	728	—	—	468	728	1,196	173	1973	11/07	30
San Benito, TX	—	420	1,135	—	—	420	1,135	1,555	270	1985	11/07	30
Del Rio, TX	—	1,565	758	—	—	1,565	758	2,323	135	1996	11/07	40
Kerrville, TX	—	640	1,616	—	—	640	1,616	2,256	288	1996	11/07	40
Monahans, TX	—	2,628	2,973	—	—	2,628	2,973	5,601	530	1996	11/07	40
Odessa, TX	—	2,633	3,199	—	—	2,633	3,199	5,832	570	2006	11/07	40
San Angelo, TX	—	194	471	—	—	194	471	665	84	1998	11/07	40
Pharr, TX	—	573	1,229	—	—	573	1,229	1,802	216	2000	12/07	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Harlingen, TX	—	329	935	—	—	329	935	1,264	217	1980	01/08	30
Harlingen, TX	—	277	808	—	—	277	808	1,085	187	1983	01/08	30
Laredo, TX	—	325	816	—	—	325	816	1,141	189	1983	01/08	30
McAllen, TX	—	643	1,776	—	—	643	1,776	2,419	412	1980	01/08	30
Port Isabel, TX	—	299	855	—	—	299	855	1,154	198	1983	01/08	30
Brownsville, TX	—	843	1,429	—	—	843	1,429	2,272	237	2007	05/08	40
Edinburg, TX	—	834	1,787	—	—	834	1,787	2,621	296	2007	05/08	40
La Villa, TX	—	710	2,166	—	—	710	2,166	2,876	359	2007	05/08	40
Laredo, TX	—	1,183	1,934	—	—	1,183	1,934	3,117	320	2007	05/08	40
Laredo, TX	—	879	1,593	—	—	879	1,593	2,472	264	2007	05/08	40
McAllen, TX	—	1,270	2,383	—	—	1,270	2,383	3,653	526	1986	05/08	30
Houston, TX (n)	—	696	1,458	—	—	696	1,458	2,154	220	2008	12/08	40
Lubbock, TX	—	671	1,612	—	—	671	1,612	2,283	244	2007	12/08	40

Studio Nail and Spa:
Cohoes, NY	—	27	145	59	—	27	204	231	44	1994	09/04	40

Subway:
Eden Prairie, MN	—	54	150	67	—	54	218	272	69	1997	12/01	40
Albany, NY	—	3	67	—	—	3	67	70	17	1992	09/04	40
Cohoes, NY	—	21	116	8	—	21	123	144	34	1994	09/04	40

Sullivan's Steakhouse:
Lincolnshire, IL	—	862	1,574	—	—	862	1,574	2,436	186	1999	01/12	25

Sunbelt Rentals:
Dayton, OH	—	391	1,223	—	—	391	1,223	1,614	95	2008	04/12	35
Shepherdsville, KY	—	516	1,577	—	—	516	1,577	2,093	122	2009	04/12	35

Sunoco:
Arnold, MD	—	417	581	—	—	417	581	998	33	1993	04/13	30
Baltimore, MD	—	271	1,482	—	—	271	1,482	1,753	101	1968	04/13	25
Baltimore, MD	—	310	1,686	—	—	310	1,686	1,996	82	2004	04/13	35
Baltimore, MD	—	620	1,279	—	—	620	1,279	1,899	73	1989	04/13	30
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Baltimore, MD	—	368	1,647	—	—	368	1,647	2,015	94	1996	04/13	30
Baltimore, MD	—	523	2,809	—	—	523	2,809	3,332	192	1982	04/13	25
Baltimore, MD	—	542	2,054	—	—	542	2,054	2,596	117	1998	04/13	30
Baltimore, MD	—	455	2,122	—	—	455	2,122	2,577	145	1980	04/13	25
Bel Air, MD	—	1,376	620	—	—	1,376	620	1,996	35	1994	04/13	30
Bethesda, MD	—	1,414	1,347	—	—	1,414	1,347	2,761	92	1971	04/13	25
Centreville, VA	—	1,753	697	—	—	1,753	697	2,450	40	1994	04/13	30
Chantilly, VA	—	1,472	1,831	—	—	1,472	1,831	3,303	125	1966	04/13	25
Dale City, VA	—	639	2,461	—	—	639	2,461	3,100	140	1992	04/13	30
Dumfries, VA	—	387	2,364	—	—	387	2,364	2,751	135	1999	04/13	30
Edgewood, MD	—	823	2,073	—	—	823	2,073	2,896	142	1985	04/13	25
Frederick, MD	—	940	1,860	—	—	940	1,860	2,800	106	1996	04/13	30
Gaithersburg, MD	—	1,027	2,073	—	—	1,027	2,073	3,100	142	1982	04/13	25
Glen Burnie, MD	—	804	1,647	—	—	804	1,647	2,451	94	1994	04/13	30
Herndon, VA	—	707	1,792	—	—	707	1,792	2,499	102	1989	04/13	30
Joppa, MD	—	862	174	—	—	862	174	1,036	12	1987	04/13	25
Manassas, VA	—	1,230	1,521	—	—	1,230	1,521	2,751	87	1991	04/13	30
Manassas, VA	—	746	1,434	—	—	746	1,434	2,180	82	1993	04/13	30
Odenton, MD	—	668	2,780	—	—	668	2,780	3,448	158	2000	04/13	30
Owings Mills, MD	—	1,337	911	—	—	1,337	911	2,248	52	1994	04/13	30
Parkton, MD	—	397	2,151	—	—	397	2,151	2,548	122	1993	04/13	30
Pasadena, MD	—	407	1,492	—	—	407	1,492	1,899	85	1989	04/13	30
Pasadena, MD	—	591	2,509	—	—	591	2,509	3,100	143	1997	04/13	30
Perryville, MD	—	601	3,778	—	—	601	3,778	4,379	215	1990	04/13	30
Randallstown, MD	—	746	1,715	—	—	746	1,715	2,461	98	1995	04/13	30
Reisterstown, MD	—	649	2,354	—	—	649	2,354	3,003	134	1995	04/13	30
Rockville, MD	—	1,996	2,054	—	—	1,996	2,054	4,050	140	1971	04/13	25
Severn, MD	—	765	3,139	—	—	765	3,139	3,904	179	1987	04/13	30
Sterling, VA	—	1,540	2,461	—	—	1,540	2,461	4,001	140	1998	04/13	30
Sterling, VA	—	1,356	1,095	—	—	1,356	1,095	2,451	62	1997	04/13	30
Timonium, MD	—	1,356	1,598	—	—	1,356	1,598	2,954	109	1981	04/13	25
Towson, MD	—	630	2,771	—	—	630	2,771	3,401	189	1988	04/13	25
Warrenton, VA	—	1,802	2,703	—	—	1,802	2,703	4,505	154	1994	04/13	30
Woodbridge, VA	—	678	2,664	—	—	678	2,664	3,342	182	1988	04/13	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Sunshine Energy:
Kansas City, MO	—	517	720	—	—	517	720	1,237	157	1993	07/09	25
Neosho, MO	—	352	775	—	—	352	754	1,106	148	1992	07/09	18

SunTrust:
Albany, GA	—	287	890	—	—	287	890	1,177	91	1990	06/13	15
Alexandria, VA	—	2,735	732	—	—	2,735	732	3,467	75	1969	06/13	15
Alpharetta, GA	—	1,625	1,366	—	—	1,625	1,366	2,991	105	1991	06/13	20
Alpharetta, GA	—	1,056	1,425	—	—	1,056	1,425	2,481	73	2005	06/13	30
Arlington, VA	—	1,998	638	—	—	1,998	638	2,636	49	1993	06/13	20
Atlanta, GA	—	296	748	—	—	296	748	1,044	77	1964	06/13	15
Atlanta, GA	—	2,130	1,623	—	—	2,130	1,623	3,753	125	1976	06/13	20
Augusta, GA	—	472	443	—	—	472	443	915	137	1970	06/13	5
Augusta, GA	—	865	872	—	—	865	872	1,737	134	1972	06/13	10
Augusta, GA	—	352	397	—	—	352	397	749	122	1949	06/13	5
Avon Park, FL	—	360	1,564	—	—	360	1,564	1,924	80	1983	06/13	30
Bartow, FL	—	218	769	—	—	218	769	987	47	1980	06/13	25
Beaverdam, VA	—	230	309	—	—	230	309	539	95	1964	06/13	5
Belleview, FL	—	226	1,085	—	—	226	1,085	1,311	56	1979	06/13	30
Beverly Hills, FL	—	376	1,414	—	—	376	1,414	1,790	73	1989	06/13	30
Black Mountain, NC	—	780	655	—	—	780	655	1,435	202	1943	06/13	5
Bladensburg, MD	—	1,528	1,538	—	—	1,528	1,538	3,066	79	1946	06/13	30
Boca Raton, FL	—	1,663	654	—	—	1,663	654	2,317	101	1977	06/13	10
Bradenton, FL	—	437	1,251	—	—	429	1,251	1,680	64	1980	06/13	30
Brunswick, GA	—	158	2,169	—	—	158	2,169	2,327	669	1957	06/13	5
Butner, NC	—	344	606	—	—	344	606	950	47	1957	06/13	20
Cape Coral, FL	—	1,065	1,032	—	—	1,065	1,032	2,097	80	1980	06/13	20
Cary, NC	—	616	826	—	—	616	826	1,442	64	1987	06/13	20
Chapel Hill, NC	—	323	541	—	—	323	541	864	56	1963	06/13	15
Chattanooga, TN	—	496	824	—	—	496	824	1,320	254	1948	06/13	5
Chattanooga, TN	—	308	652	—	—	308	652	960	201	1972	06/13	5
Chattanooga, TN	—	260	374	—	—	260	374	634	115	1981	06/13	5
Chattanooga, TN	—	336	341	—	—	336	341	677	105	1974	06/13	5
Chestertown, MD	—	856	290	—	—	856	290	1,146	89	1974	06/13	5

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Clearwater, FL	—	433	530	—	—	433	530	963	54	1983	06/13	15
Conyers, GA	—	366	501	—	—	366	501	867	77	1986	06/13	10
Crystal River, FL	—	430	2,971	—	—	430	2,971	3,401	131	1983	06/13	35
Daytona Beach Shores, FL	—	318	720	—	—	318	720	1,038	44	1982	06/13	25
Deland, FL	—	270	1,296	—	—	270	1,296	1,566	67	1993	06/13	30
Denton, NC	—	472	783	—	—	472	783	1,255	80	1969	06/13	15
Doral, FL	—	1,912	1,100	—	—	1,912	1,100	3,012	85	1988	06/13	20
Douglas, GA	—	354	168	—	—	354	168	522	52	1972	06/13	5
Duluth, GA	—	851	845	—	—	851	845	1,696	65	1992	06/13	20
Edgewater, FL	—	419	1,417	—	—	419	1,417	1,836	73	1986	06/13	30
Erwin, NC	—	380	89	—	—	380	89	469	27	1955	06/13	5
Flagler Beach, FL	—	366	1,313	—	—	366	1,313	1,679	58	1993	06/13	35
Fort Myers, FL	—	543	758	—	—	543	758	1,301	47	1986	06/13	25
Fort Myers, FL	—	814	684	—	—	814	684	1,498	70	1986	06/13	15
Franklin, VA	—	103	911	—	—	103	911	1,014	94	1967	06/13	15
Gainesville, GA	—	406	1,830	—	—	406	1,830	2,236	564	1966	06/13	5
Greenacres City, FL	—	1,395	1,533	—	—	1,395	1,533	2,928	79	1988	06/13	30
Greensboro, NC	—	516	394	—	—	516	394	910	121	1980	06/13	5
Gulf Breeze, FL	—	1,021	1,382	—	—	1,021	1,382	2,403	213	1960	06/13	10
Haines City, FL	—	405	1,241	—	—	405	1,241	1,646	64	1989	06/13	30
Hallandale Beach, FL	—	1,735	2,343	—	—	1,735	2,343	4,078	181	1971	06/13	20
Harrisonburg, VA	—	245	438	—	—	245	438	683	135	1968	06/13	5
Hialeah, FL	—	2,578	1,149	—	—	2,578	1,149	3,727	177	1978	06/13	10
Holly Hill, FL	—	509	699	—	—	509	699	1,208	216	1963	06/13	5
Homosassa, FL	—	344	825	—	—	344	825	1,169	51	1985	06/13	25
Hudson, NC	—	220	207	—	—	220	207	427	16	1994	06/13	20
Huntersville, NC	—	177	830	—	—	177	830	1,007	51	1998	06/13	25
Inverness, FL	—	471	755	—	—	471	755	1,226	78	1984	06/13	15
Jacksonville, FL	—	674	821	—	—	674	821	1,495	51	1987	06/13	25
Jacksonville, FL	—	938	926	—	—	938	926	1,864	71	1979	06/13	20
Jonesboro, GA	—	591	1,185	—	—	591	1,185	1,776	365	1965	06/13	5
Jonesborough, TN	—	95	285	—	—	95	285	380	88	1974	06/13	5
Jupiter, FL	—	1,035	1,327	—	—	1,035	1,327	2,362	58	1998	06/13	35
Kannapolis, NC	—	850	834	—	—	850	834	1,684	257	1906	06/13	5

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Kernersville, NC	—	284	708	—	—	284	708	992	73	1990	06/13	15
Lady Lake, FL	—	388	1,537	—	—	388	1,537	1,925	79	1996	06/13	30
Lady Lake, FL	—	340	1,355	—	—	340	1,355	1,695	70	1996	06/13	30
Lake City, TN	—	326	514	—	—	326	514	840	159	1958	06/13	5
Lake Placid, FL	—	289	1,402	—	—	289	1,402	1,691	72	1988	06/13	30
Largo, FL	—	258	643	—	—	258	643	901	50	1979	06/13	20
Lawrenceburg, TN	—	205	413	—	—	205	413	618	127	1975	06/13	5
Lawrenceville, GA	—	657	1,764	—	—	657	1,764	2,421	272	1985	06/13	10
Lightfoot, VA	—	177	512	—	—	177	512	689	79	1973	06/13	10
Lynn Haven, FL	—	797	865	—	—	797	865	1,662	133	1974	06/13	10
Macon, GA	—	207	392	—	—	207	392	599	40	1980	06/13	15
Madison Heights, VA	—	215	379	—	—	215	379	594	117	1973	06/13	5
Manassas, VA	—	1,765	1,714	—	—	1,765	1,714	3,479	132	1967	06/13	20
Marietta, GA	—	617	714	—	—	617	714	1,331	110	1974	06/13	10
Mechanicsville, VA	—	343	493	—	—	343	493	836	152	1965	06/13	5
Mocksville, NC	—	189	434	—	—	189	434	623	134	1967	06/13	5
Monroe, NC	—	586	353	—	—	586	353	939	109	1981	06/13	5
Murfreesboro, TN	—	276	554	—	—	276	554	830	57	1989	06/13	15
N Miami Beach, FL	—	915	497	—	—	915	497	1,412	51	1986	06/13	15
Nashville, TN	—	679	394	—	—	679	394	1,073	122	1949	06/13	5
Nashville, TN	—	438	1,295	—	—	438	1,295	1,733	67	1994	06/13	30
Nashville, TN	—	627	639	—	—	627	639	1,266	98	1972	06/13	10
New Port Richey, FL	—	463	1,178	—	—	463	1,178	1,641	73	1998	06/13	25
Norcross, GA	—	789	663	—	—	789	663	1,452	68	1986	06/13	15
Norwood, NC	—	519	410	—	—	519	410	929	126	1946	06/13	5
Orlando, FL	—	637	1,415	—	—	637	1,415	2,052	87	1999	06/13	25
Orlando, FL	—	801	1,135	—	—	801	1,135	1,936	88	1993	06/13	20
Palm Harbor, FL	—	532	384	—	—	532	384	916	59	1983	06/13	10
Palm Harbor, FL	—	836	1,139	—	—	836	1,139	1,975	88	1984	06/13	20
Punta Gorda, FL (n)	—	1,483	1,330	—	—	1,483	1,330	2,813	103	1972	06/13	20
Radford, VA	—	221	326	—	—	221	326	547	100	1964	06/13	5
Raleigh, NC	—	798	1,286	—	—	798	1,286	2,084	99	1974	06/13	20
Richmond, VA	—	263	563	—	—	263	563	826	87	1981	06/13	10
Richmond, VA	—	398	673	—	—	398	673	1,071	207	1972	06/13	5

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Richmond, VA	—	283	245	—	—	283	245	528	76	1973	06/13	5
Roanoke, VA	—	264	256	—	—	264	256	520	79	1973	06/13	5
Roanoke, VA	—	103	360	—	—	103	360	463	56	1957	06/13	10
Roxboro, NC	—	452	918	—	—	452	918	1,370	94	1983	06/13	15
Sebastian, FL	—	438	856	—	—	438	856	1,294	66	1987	06/13	20
Sebring, FL	—	326	920	—	—	326	920	1,246	57	1985	06/13	25
South Boston, VA	—	221	1,441	—	—	221	1,441	1,662	111	1975	06/13	20
Spartanburg, SC	—	435	372	—	—	435	372	807	57	1921	06/13	10
Spotsylvania, VA	—	1,398	1,158	—	—	1,398	1,158	2,556	51	1964	06/13	35
Spring Hill, FL	—	460	1,102	—	—	460	1,102	1,562	340	1973	06/13	5
Spring Hill, FL	—	631	1,950	—	—	631	1,950	2,581	100	1988	06/13	30
St. Petersburg, FL	—	207	1,150	—	—	207	1,150	1,357	59	1974	06/13	30
Stuart, FL (n)	—	1,143	2,570	—	—	1,143	2,570	3,713	132	1985	06/13	30
Sun City Center, FL (n)	—	568	3,671	—	—	568	3,671	4,239	162	1971	06/13	35
Tamarac, FL	—	966	1,115	—	—	966	1,115	2,081	172	1972	06/13	10
Tucker, GA	—	395	1,208	—	—	395	1,208	1,603	93	1971	06/13	20
Valrico, FL	—	178	870	—	—	178	870	1,048	45	1981	06/13	30
Virginia Beach, VA	—	326	366	—	—	326	366	692	56	1985	06/13	10
Warner Robins, GA	—	905	1,276	—	—	905	1,276	2,181	197	1973	06/13	10
Washington, DC	—	2,095	945	—	—	2,095	945	3,040	49	1950	06/13	30
Wildwood, FL	—	308	953	—	—	308	953	1,261	59	1978	06/13	25
Youngsville, NC	—	237	165	—	—	237	165	402	51	1946	06/13	5
Zephyrhills, FL	—	345	3,112	—	—	345	3,112	3,457	320	1972	06/13	15
Zephyrhills, FL	—	267	1,301	—	—	267	1,301	1,568	67	1984	06/13	30

Superior Petroleum:
Midway, PA	—	311	708	—	—	311	708	1,019	212	1990	01/06	30

Supervalu:
Huntington, WV	—	1,254	761	—	—	1,254	761	2,015	340	1971	02/97	40
Maple Heights, OH	—	1,035	2,874	—	—	1,035	2,874	3,909	1,285	1985	02/97	40

Susser HQ:
Corpus Christi, TX	—	630	3,131	—	—	630	3,131	3,761	1,236	1982	03/99	40
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Swansea Quick Cash:
Swansea, IL	—	46	132	—	—	46	132	178	65	1997	12/01	40

Sweet Berries Cafe:
Sherman, TX	—	233	126	24	—	233	150	383	60	1969	09/06	20

Taco Bell:
Ocala, FL	—	275	755	—	—	275	755	1,030	246	2001	12/01	40
Ormond Beach, FL	—	632	526	—	—	632	526	1,158	171	2001	12/01	40
Phoenix, AZ	—	594	283	—	—	594	283	877	92	1995	12/01	40
Bedford, IN	—	797	937	—	—	797	937	1,734	202	1989	05/06	40
Columbus, IN	—	690	1,213	—	—	690	1,213	1,903	261	2005	05/06	40
Columbus, IN	—	1,257	2,055	—	—	1,257	2,055	3,312	443	1990	05/06	40
Evansville, IN	—	524	1,815	—	—	524	1,815	2,339	391	2005	05/06	40
Evansville, IN	—	308	1,301	—	—	308	1,301	1,609	280	2000	05/06	40
Evansville, IN	—	221	828	—	—	221	828	1,049	179	2003	05/06	40
Fishers, IN	—	990	486	—	—	990	486	1,476	105	1998	05/06	40
Greensburg, IN	—	648	1,079	—	—	648	1,079	1,727	233	1998	05/06	40
Indianapolis, IN	—	1,032	1,650	—	—	1,032	1,650	2,682	356	2004	05/06	40
Indianapolis, IN	—	547	703	—	—	547	703	1,250	152	2004	05/06	40
Madisonville, KY	—	682	1,193	—	—	682	1,193	1,875	257	1999	05/06	40
Ownesboro, KY	—	639	1,326	—	—	639	1,326	1,965	286	2005	05/06	40
Shelbyville, IN	—	670	1,756	—	—	670	1,756	2,426	379	1998	05/06	40
Speedway, IN	—	408	1,426	—	—	408	1,426	1,834	308	2003	05/06	40
Terre Haute, IN	—	1,037	1,656	—	—	1,037	1,656	2,693	357	2003	05/06	40
Terre Haute, IN	—	1,314	2,249	—	—	1,314	2,249	3,563	485	2003	05/06	40
Vincennes, IN	—	502	880	—	—	502	880	1,382	190	2004	05/06	40
Anderson, SC	—	176	436	—	—	176	436	612	59	2000	12/10	30
Anderson, SC	—	273	820	—	—	273	820	1,093	132	1989	12/10	25
Asheville, NC	—	252	483	—	—	252	483	735	78	1993	12/10	25
Asheville, NC	—	408	732	—	—	408	732	1,140	118	1992	12/10	25
Black Mountain, NC	—	149	313	—	—	149	313	462	51	1992	12/10	25
Blue Ridge, GA	—	276	553	—	—	276	553	829	89	1992	12/10	25
Cedartown, GA	—	353	890	—	—	353	890	1,243	144	1990	12/10	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Duncan, SC	—	280	483	—	—	280	483	763	65	1999	12/10	30
Easley, SC (n)	—	444	818	—	—	444	818	1,262	132	1991	12/10	25
Fort Payne, AL	—	362	533	—	—	362	533	895	86	1989	12/10	25
Franklin, NC	—	472	687	—	—	472	687	1,159	111	1992	12/10	25
Gaffney, SC	—	388	940	—	—	388	940	1,328	127	1998	12/10	30
Greenville, SC	—	169	330	—	—	169	330	499	53	1990	12/10	25
Greenville, SC	—	414	810	—	—	414	810	1,224	109	1995	12/10	30
Hendersonville, NC	—	569	1,163	—	—	569	1,163	1,732	188	1988	12/10	25
Inman, SC	—	223	502	—	—	223	502	725	68	1999	12/10	30
Lavonia, GA	—	122	359	—	—	122	359	481	48	1999	12/10	30
Madison, AL	—	498	886	—	—	498	886	1,384	143	1985	12/10	25
Oneonta, AL	—	362	881	—	—	362	881	1,243	142	1992	12/10	25
Piedmont, SC	—	249	702	—	—	249	702	951	95	2000	12/10	30
Pisgah Forest, NC	—	260	672	—	—	260	672	932	91	1998	12/10	30
Rainsville, AL	—	411	1,077	—	—	411	1,077	1,488	145	1998	12/10	30
Seneca, SC	—	304	807	—	—	304	807	1,111	130	1993	12/10	25
Simpsonville, SC	—	635	1,022	—	—	635	1,022	1,657	165	1991	12/10	25
Spartanburg, SC	—	239	496	—	—	239	496	735	67	1992	12/10	30
Spartanburg, SC	—	492	949	—	—	492	949	1,441	128	1993	12/10	30
Sylva, NC	—	580	786	—	—	580	786	1,366	106	1994	12/10	30
Toccoa, GA	—	201	600	—	—	201	600	801	81	1993	12/10	30
Anderson, IN	—	313	1,338	—	—	313	1,338	1,651	78	2008	12/12	35
Bloomington, IN	—	275	1,026	—	—	275	1,026	1,301	84	1988	12/12	25
Bloomington, IN	—	332	1,234	—	—	332	1,234	1,566	72	2009	12/12	35
Carmel, IN	—	360	1,546	—	—	360	1,546	1,906	105	1994	12/12	30
Daleville, IN	—	209	893	—	—	209	893	1,102	61	1995	12/12	30
Edinburgh, IN	—	313	1,338	—	—	313	1,338	1,651	78	2007	12/12	35
Evansville, IN	—	209	1,092	—	—	209	1,092	1,301	64	2008	12/12	35
Indianapolis, IN	—	256	1,102	—	—	256	1,102	1,358	64	2008	12/12	35
Indianapolis, IN	—	209	799	—	—	209	799	1,008	54	1994	12/12	30
Indianapolis, IN	—	351	1,452	—	—	351	1,452	1,803	99	2005	12/12	30
Indianapolis, IN	—	247	931	—	—	247	931	1,178	63	1995	12/12	30
Indianapolis, IN	—	285	1,225	—	—	285	1,225	1,510	71	2008	12/12	35
Indianapolis, IN	—	304	1,206	—	—	304	1,206	1,510	70	2010	12/12	35

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Jasper, IN	—	200	960	—	—	200	960	1,160	65	1992	12/12	30
New Castle, IN	—	427	1,830	—	—	427	1,830	2,257	125	2006	12/12	30
Owensboro, KY	—	436	1,119	—	—	436	1,119	1,555	65	2010	12/12	35
Connersville, IN	—	136	1,280	—	—	136	1,280	1,416	62	1991	07/13	30
Linton, IN	—	155	1,203	—	—	155	1,203	1,358	58	1996	07/13	30
Owensboro, KY	—	136	1,549	—	—	136	1,549	1,685	75	1998	07/13	30
Arnold, MO	—	436	698	—	—	436	698	1,134	38	1991	08/13	25
Collinsville, IL	—	368	1,713	—	—	368	1,713	2,081	94	1993	08/13	25
East Alton, IL	—	271	1,008	—	—	271	1,008	1,279	46	1991	08/13	30
Edwardsville, IL	—	310	1,549	—	—	310	1,549	1,859	71	1987	08/13	30
Eureka, MO	—	466	466	—	—	466	466	932	26	1984	08/13	25
Granite City, IL	—	707	852	—	—	707	852	1,559	33	2006	08/13	35
Hazelwood, MO	—	513	1,470	—	—	513	1,470	1,983	67	1991	08/13	30
Maryland Heights, MO	—	407	862	—	—	407	862	1,269	40	1991	08/13	30
O'Fallon, MO	—	445	1,770	—	—	445	1,770	2,215	81	1985	08/13	30
O'Fallon, MO	—	580	1,403	—	—	580	1,403	1,983	55	2003	08/13	35
St. Charles, MO	—	581	872	—	—	581	872	1,453	40	2000	08/13	30
St. Louis, MO	—	252	1,047	—	—	252	1,047	1,299	58	1981	08/13	25
St. Louis, MO	—	465	1,171	—	—	465	1,171	1,636	46	2009	08/13	35
St. Louis, MO	—	252	785	—	—	252	785	1,037	36	1990	08/13	30

Taverna Greek Grill:
Fort Collins, CO	—	390	895	—	—	390	895	1,285	116	1995	02/11	30

Texas Roadhouse:
Grand Junction, CO	—	584	920	—	—	584	920	1,504	300	1997	12/01	40
Thornton, CO	—	599	1,019	—	—	599	1,019	1,618	332	1998	12/01	40
Palm Bay, FL	—	1,035	1,512	—	—	1,035	1,512	2,547	178	2004	06/11	30

TGI Friday's:
Corpus Christi, TX	—	1,210	1,532	—	—	1,157	1,532	2,689	500	1995	12/01	40

The Beach:
Mason, OH	—	1,707	1,303	—	—	1,707	1,303	3,010	93	1985	03/13	25

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
The Containter Store:
Plano, TX	—	1,758	5,115	—	—	1,758	5,115	6,873	237	2009	05/13	35

The Snooty Fox:
Cincinnati, OH	—	282	521	403	—	543	662	1,205	186	1998	12/01	40

The Tile Shop:
Scarsdale, NY	—	4,509	2,454	321	—	4,509	2,775	7,284	675	1996	09/97	40

Third Federal Savings:
Parma, OH	—	370	238	1,100	—	370	1,338	1,708	441	1977	09/06	20

Tile Outlets of America:
Sarasota, FL	—	1,168	1,904	735	—	1,170	2,639	3,809	616	1988	09/97	40

TitleMax:
Geneva, IL	—	473	436	—	—	484	375	859	126	1996	12/01	40
Mobile, AL	—	491	498	—	—	491	498	989	163	1997	12/01	40
Dallas, TX	—	1,554	1,229	46	—	1,554	1,275	2,829	298	1982	06/05	40
Aiken, SC	—	442	646	—	—	442	646	1,088	137	1989	08/08	30
Anniston, AL	—	160	453	—	—	160	453	613	72	2008	08/08	40
Berkeley, MO	—	237	282	—	—	237	282	519	90	1961	08/08	20
Cheraw, SC	—	88	330	—	—	88	330	418	84	1976	08/08	25
Columbia, SC	—	212	319	—	—	212	319	531	68	1987	08/08	30
Dalton, GA	—	178	347	—	—	178	347	525	89	1972	08/08	25
Darlington, SC	—	47	267	—	—	47	267	314	68	1973	08/08	25
Fairfield, AL	—	133	178	—	—	133	178	311	45	1974	08/08	25
Gadsden, AL	—	250	389	—	—	250	389	639	62	2007	08/08	40
Hueytown, AL	—	135	93	—	—	135	93	228	59	1948	08/08	10
Jonesboro, GA	—	675	292	—	—	675	292	967	75	1970	08/08	25
Lawrenceville, GA	—	370	332	—	—	370	332	702	71	1986	08/08	30
Lewisburg, TN	—	70	298	—	—	70	298	368	54	1998	08/08	35
Macon, GA	—	103	290	—	—	103	290	393	92	1967	08/08	20
Marietta, GA	—	285	278	—	—	285	278	563	89	1967	08/08	20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Memphis, TN	—	111	237	—	—	111	237	348	50	1981	08/08	30
Memphis, TN	—	226	444	—	—	226	444	670	94	1986	08/08	30
Montgomery, AL	—	96	233	—	—	96	233	329	59	1970	08/08	25
Nashville, TN	—	268	276	—	—	268	276	544	70	1978	08/08	25
Nashville, TN	—	256	301	—	—	256	301	557	64	1982	08/08	30
Norcross, GA	—	599	350	—	—	599	350	949	89	1975	08/08	25
Pulaski, TN	—	109	361	—	—	109	361	470	77	1986	08/08	30
Riverdale, GA	—	877	400	—	—	877	400	1,277	102	1978	08/08	25
Snellville, GA	—	565	396	—	—	565	396	961	101	1977	08/08	25
Springfield, MO	—	125	230	—	—	125	230	355	59	1979	08/08	25
Springfield, MO	—	220	400	—	—	220	400	620	102	1979	08/08	25
St. Louis, MO	—	134	398	—	—	134	398	532	72	1993	08/08	35
St. Louis, MO	—	244	288	—	—	244	288	532	73	1971	08/08	25
Sylacauga, AL	—	94	191	—	—	94	191	285	41	1986	08/08	30
Taylors, SC	—	299	372	—	—	299	372	671	68	1999	08/08	35
Bay Minette, AL	—	51	113	—	—	51	113	164	18	1980	01/11	25
N. Richland Hills, TX	—	132	132	—	—	132	132	264	26	1976	01/11	20
Petersburg, VA	—	139	366	—	—	139	366	505	71	1979	02/11	20
Savannah, GA	—	231	361	—	—	231	361	592	69	1972	03/11	20
Fort Worth, TX	—	131	312	—	—	119	312	431	47	1985	03/11	25
Hoover, AL	—	378	546	—	—	378	546	924	83	1970	03/11	25
Eufaula, AL	—	61	360	—	—	61	360	421	49	1980	08/11	25
Kansas City, MO	—	69	129	—	—	69	129	198	22	1920	08/11	20
Arnold, MO	—	321	120	—	—	321	120	441	19	1960	10/11	20
Bristol, VA	—	199	517	—	—	199	517	716	55	2001	10/11	30
Fairview Heights, IL	—	93	185	—	—	93	185	278	24	1979	10/11	25
Florissant, MO	—	143	153	—	—	143	153	296	20	1974	10/11	25
Greenville, SC	—	602	612	—	—	602	612	1,214	78	2008	10/11	25
Jonesboro, GA	—	301	683	—	—	301	683	984	63	2007	10/11	35
Olive Branch, MS	—	121	312	—	—	121	312	433	40	1978	10/11	25
Sugar Creek, MO	—	202	181	—	—	202	181	383	23	1978	10/11	25
Roanoke, VA	—	158	207	—	—	158	207	365	25	1950	08/12	20
Fredericksburg, VA	—	228	555	—	—	228	555	783	51	1989	09/12	25
Florissant, MO	—	119	288	—	—	119	288	407	23	1970	12/12	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Savannah, GA	—	259	359	—	—	259	359	618	17	2012	05/13		35
South Boston, VA	—	163	133	—	—	163	133	296	11	1980	05/13		20
O'Fallon, MO	—	75	261	—	—	75	261	336	12	1981	11/13		25

Tony's Tires:
Montgomery, AL	—	593	1,187	43	—	593	1,229	1,822	273	1998	08/06		40

Toys R Us:
Gastonia, NC	—	1,825	—	6,101	—	1,825	6,101	7,926	472	1998	10/11	(m)	35

Tractor Supply Co.:
Aransas Pass, TX	—	101	1,399	353	—	100	1,753	1,853	604	1983	03/99		40

Tully's:
Cheektowaga, NY	—	689	386	—	—	689	386	1,075	126	1994	12/01		40

Tutor Time:
Elk Grove, CA	—	1,216	2,786	9	—	1,216	2,750	3,966	381	2009	09/08		40

Twenty Seven Truck Stop:
Lake Placid, FL	—	2,532	1,157	491	—	2,532	1,648	4,180	400	1990	12/05		40

Twin Peaks:
Olathe, KS	—	525	731	—	—	525	731	1,256	90	2005	09/10		35

ULTA Salon, Cosmetics and Fragrance:
Florissant, MO	—	423	499	1,444	—	425	1,942	2,367	240	1996	04/03	(g)	40

Ultra Car Wash:
Mobile, AL	—	1,071	1,086	—	—	1,071	1,086	2,157	200	2005	08/07		40
Lilburn, GA	—	1,396	1,119	—	—	1,396	1,119	2,515	185	2004	05/08		40

Uni-Mart:
East Brady, PA	—	269	583	—	—	269	583	852	273	1987	08/05		20

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Pleasant Gap, PA	—	332	593	—	—	332	593	925	278	1996	08/05	20
Port Vue, PA	—	824	118	—	—	824	118	942	55	1953	08/05	20
Punxsutawney, PA	—	253	542	—	—	253	542	795	254	1983	08/05	20
Shamokin, PA	—	324	506	—	—	324	506	830	237	1956	08/05	20
Shippensburg, PA	—	204	330	—	—	204	330	534	155	1989	08/05	20
Wilkes-Barre, PA	—	178	471	—	—	178	471	649	221	1989	08/05	20
Wilkes-Barre, PA	—	171	422	—	—	171	422	593	198	1999	08/05	20
Wilkes-Barre, PA	—	876	1,957	—	—	876	1,957	2,833	917	1998	08/05	20
Williamsport, PA	—	909	122	—	—	909	122	1,031	57	1950	08/05	20
Ashland, PA	—	355	545	—	—	355	545	900	253	1977	09/05	20
Mountaintop, PA	—	423	616	—	—	423	616	1,039	286	1987	09/05	20
Effort, PA	—	1,297	1,202	—	—	1,297	1,202	2,499	269	2000	01/06	40
Hughesville, PA	—	290	566	—	—	290	566	856	127	1977	01/06	40
McSherrystown, PA	—	135	365	—	—	135	365	500	82	1988	01/06	40
Milesburg, PA	—	134	373	—	—	134	373	507	84	1987	01/06	40
Nanticoke, PA	—	175	482	—	—	175	482	657	108	1988	01/06	40
Nuangola, PA	—	1,062	1,203	—	—	1,062	1,203	2,265	269	2000	01/06	40
Plains, PA	—	204	401	—	—	204	401	605	90	1994	01/06	40
Punxsutawney, PA	—	294	650	—	—	294	650	944	146	1983	01/06	40
Williamsport, PA	—	295	379	—	—	295	379	674	85	1988	01/06	40
Burnham, PA	—	265	510	—	—	340	435	775	184	1978	07/06	20

Uni-Mart Summerville:
Summerville, PA	—	93	272	17	—	93	289	382	62	1988	01/06	40

United Rentals:
Carrollton, TX	—	478	535	—	—	478	535	1,013	134	1981	12/04	40
Cedar Park, TX (n)	—	535	829	—	—	535	829	1,364	208	1990	12/04	40
Clearwater, FL (n)	—	1,173	1,811	—	—	1,173	1,811	2,984	455	2001	12/04	40
Fort Collins, CO (n)	—	2,057	978	—	—	2,057	978	3,035	246	1975	12/04	40
Irving, TX	—	708	911	—	—	708	911	1,619	229	1984	12/04	40
La Porte, TX	—	1,115	2,125	—	—	1,115	2,125	3,240	534	2000	12/04	40
Littleton, CO	—	1,743	1,944	—	—	1,743	1,944	3,687	488	2002	12/04	40
Oklahoma City, OK	—	744	1,265	—	—	744	1,265	2,009	318	1997	12/04	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Perrysberg, OH	—	642	1,119	—	—	642	1,119	1,761	281	1979	12/04		40
Plano, TX	—	1,030	1,148	—	—	1,030	1,148	2,178	288	1996	12/04		40
Temple, TX (n)	—	1,160	1,360	—	—	1,160	1,360	2,520	342	1998	12/04		40
Fort Worth, TX	—	1,428	—	—	—	1,428	(i)	1,428	(i)	(i)	01/05		(i)
Fort Worth, TX	—	510	1,128	—	—	510	1,128	1,638	281	1997	01/05		40
Melbourne, FL	—	747	607	—	—	747	607	1,354	146	1970	05/05		40

University of Phoenix:
Glen Allen, VA	—	2,177	2,600	670	—	2,177	3,270	5,447	1,309	1995	06/95		40

Vacant Land:
Indianapolis, IN	—	640	1,107	62	—	700	(e)	700	(e)	(e)	12/01		(e)
Southfield, MI	—	405	644	—	—	497	(e)	497	39	(e)	12/01		15
Tucson, AZ	—	1,156	—	—	—	707	(e)	707	(e)	(e)	07/06		(e)
Bonita Springs, FL	—	112	—	—	—	25	(e)	25	(e)	(e)	09/06		(e)
Lancaster, OH	—	1,035	—	—	—	218	(e)	218	(e)	(e)	01/08		(e)
Bakersfield, CA	—	3,303	3,845	—	—	1,826	(e)	1,826	(e)	(e)	03/08		(e)

Vacant Property:
Orlando, FL	—	820	2,441	6	—	820	2,448	3,268	1,259	1992	05/93		40
Homestead, PA	—	1,139	—	2,158	—	1,139	2,158	3,297	650	1994	02/97		31
Kenosha, WI	—	1,918	3,431	—	—	1,918	3,431	5,349	1,529	1992	02/97		40
Conyers, GA	—	320	556	—	—	320	556	876	244	1997	06/97		40
Harlingen, TX	—	317	756	120	—	317	876	1,193	303	1999	11/98	(f)	40
Alpharetta, GA	—	3,033	1,642	—	—	3,033	1,642	4,675	535	1999	12/01		40
Burton, MI	—	620	707	—	—	620	707	1,327	231	1997	12/01		40
Hammond, LA	—	248	814	62	—	248	627	875	217	1997	12/01		40
Kennedale, TX	—	400	692	—	—	391	692	1,083	226	1985	12/01		40
Lewisville, TX	—	1,370	1,019	—	—	1,370	1,019	2,389	332	1994	12/01		40
Mesa, AZ	—	153	400	—	—	153	400	553	131	1997	12/01		40
Montgomery, AL	—	1,418	1,140	—	—	1,418	1,044	2,462	347	1999	12/01		40
S. Beaumont, TX	—	439	1,363	—	—	439	1,363	1,802	445	2000	12/01		40
Swansea, IL	—	46	133	57	—	46	190	236	25	1997	12/01	(g)	40
Tacoma, WA	—	527	795	—	—	527	795	1,322	259	1981	12/01		40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Woodstock, GA	—	1,937	1,285	—	—	1,297	277	1,574	277	1997	05/03		40
St. Louis, MO	—	556	3,688	—	—	556	3,688	4,244	965	1975	05/04		40
Hudson Falls, NY	—	57	780	39	—	57	819	876	209	1990	09/04		40
Columbus, OH	—	1,596	934	13	—	1,605	939	2,544	238	1970	11/04		40
Fort Worth, TX	—	2,505	2,138	—	—	2,505	2,138	4,643	528	1988	02/05		40
Fort Worth, TX	—	988	2,368	—	—	988	2,368	3,356	585	1997	02/05		40
Dallas, PA	—	214	345	—	—	214	345	559	162	1995	08/05		20
Abbottstown, PA	—	55	200	—	—	55	200	255	45	2000	01/06		40
Carlisle, PA	—	87	103	—	—	87	103	190	22	1988	01/06		40
Indianapolis, IN	—	223	483	59	—	223	542	765	214	1979	09/06		20
Little Rock, AR	—	672	77	44	—	672	121	793	35	1979	09/06		20
Farmington, NM	—	2,757	—	730	—	2,757	730	3,487	121	2003	12/07	(m)	40
Bakersfield, CA	—	2,099	2,011	15	—	1,774	39	1,813	39	1990	03/08		40
Lubbock, TX	—	943	957	—	—	943	957	1,900	197	1964	11/10		20
Bristol, VA	—	63	184	—	—	63	184	247	1	2000	07/14		25

Value City Furniture:
White Marsh, MD	—	3,762	—	3,006	—	3,762	3,006	6,768	1,262	1998	10/97	(g)	40

VCA Animal Hospital:
Mission, KS	—	891	3,758	—	—	852	3,758	4,610	350	2000	03/12		30

Verizon Wireless:
Anderson, SC (n)	—	38	—	—	—	38	—	38	(e)	(e)	07/14		35
Bristol, VA	—	175	512	—	—	175	512	687	12	2000	07/14		25

Virginia College:
Knoxville, TN	—	1,500	5,571	—	—	1,500	5,571	7,071	426	1996	09/12		30

Vitamin Shoppe, The:
Cincinnati, OH	—	297	443	385	—	312	813	1,125	231	1999	06/98		40

Voodoo Skate Center:
Aransas Pass, TX	—	90	1,241	137	—	89	1,378	1,467	504	1983	03/99		40

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Walgreens:
Sunrise, FL	—		1,958	1,401	—	—	1,958	1,401	3,359	407	1994	05/03	40
Tulsa, OK	—		1,193	3,056	—	—	1,193	3,056	4,249	729	2003	06/05	40
Boise, ID	—		792	1,875	—	—	792	1,875	2,667	300	2000	03/10	30
Nampa, ID	—		1,062	2,253	—	—	1,062	2,253	3,315	360	2000	03/10	30
Pueblo, CO	—		899	3,313	—	—	899	3,313	4,212	336	2000	12/11	30
Rapid City, SD	—		1,387	2,957	—	—	1,387	2,957	4,344	250	2000	01/12	35
Hamilton, OH	—		731	2,879	—	—	731	2,879	3,610	284	2000	01/12	30

Waterford Nails & Spa:
Orlando, FL	19	(h)	40	111	—	—	40	111	151	30	2001	02/04	40

Wawa:
Clearwater, FL	—		1,184	2,526	44	—	1,476	(i)	1,476	(i)	(i)	05/93	(i)

Wehrenberg Theater:
Cedar Rapids, IA	—		1,567	8,433	—	—	1,567	8,433	10,000	729	2011	07/11	40

Wendy's:
Sacramento, CA	—		586	—	—	—	586	(i)	586	(i)	(i)	02/98	(i)
New Kensington, PA (n)	—		501	333	—	—	501	333	834	109	1980	12/01	40
Orland Park, IL	—		562	556	—	—	562	377	939	125	1995	12/01	40
Boerne, TX	—		456	679	—	—	456	679	1,135	55	1986	12/12	25
Brownsburg, IN	—		242	1,483	—	—	242	1,483	1,725	121	1984	12/12	25
Converse, TX	—		301	554	—	—	301	554	855	32	2007	12/12	35
Everett, WA	—		486	437	—	—	486	437	923	36	1979	12/12	25
Everett, WA	—		339	1,018	—	—	339	1,018	1,357	69	2000	12/12	30
Fishers, IN	—		544	514	—	—	544	514	1,058	35	2000	12/12	30
Fishers, IN	—		766	717	—	—	766	717	1,483	49	1990	12/12	30
Henderson, NV	—		398	1,028	—	—	398	1,028	1,426	70	1991	12/12	30
Henderson, NV	—		370	311	—	—	370	311	681	25	1988	12/12	25
Indianapolis, IN	—		281	1,018	—	—	281	1,018	1,299	69	1996	12/12	30
Indianapolis, IN	—		320	602	—	—	320	602	922	41	1998	12/12	30
Indianapolis, IN	—		271	1,221	—	—	271	1,221	1,492	100	1974	12/12	25
See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Indianapolis, IN	—	252	1,454	—	—	252	1,454	1,706	99	1999	12/12	30
Indianapolis, IN	—	213	1,444	—	—	213	1,444	1,657	84	2003	12/12	35
Indianapolis, IN	—	87	1,009	—	—	87	1,009	1,096	82	1973	12/12	25
Indianapolis, IN	—	320	1,086	—	—	320	1,086	1,406	74	1993	12/12	30
Indianapolis, IN	—	417	1,318	—	—	417	1,318	1,735	90	1991	12/12	30
Las Vegas, NV	—	475	1,202	—	—	475	1,202	1,677	98	1986	12/12	25
Las Vegas, NV	—	360	253	—	—	360	253	613	21	1980	12/12	25
Las Vegas, NV	—	368	1,095	—	—	368	1,095	1,463	75	1999	12/12	30
Las Vegas, NV	—	475	1,182	—	—	475	1,182	1,657	80	1996	12/12	30
Las Vegas, NV	—	533	1,424	—	—	533	1,424	1,957	97	2001	12/12	30
Las Vegas, NV	—	368	1,018	—	—	368	1,018	1,386	69	2001	12/12	30
Lynnwood, WA	—	571	1,695	—	—	571	1,695	2,266	138	1978	12/12	25
N. Las Vegas, NV	—	310	1,463	—	—	310	1,463	1,773	85	2001	12/12	35
Noblesville, IN	—	582	979	—	—	582	979	1,561	67	1998	12/12	30
Port Orchard, WA	—	784	1,540	—	—	784	1,540	2,324	105	1996	12/12	30
Poulsbo, WA	—	620	901	—	—	620	901	1,521	46	2012	12/12	40
San Antonio, TX	—	553	892	—	—	303	892	1,195	73	1986	12/12	25
San Antonio, TX	—	688	727	—	—	688	727	1,415	49	1993	12/12	30
San Antonio, TX	—	242	1,067	—	—	242	1,067	1,309	87	1977	12/12	25
San Antonio, TX	—	931	223	—	—	931	223	1,154	15	1993	12/12	30
San Antonio, TX	—	370	272	—	—	370	272	642	19	1993	12/12	30
Lexington Park, MD	—	327	773	—	—	327	773	1,100	12	1982	07/14	30

Whataburger:
Albuquerque, NM	—	624	419	—	—	624	419	1,043	137	1995	12/01	40

Wherehouse Music:
Homewood, AL	—	1,032	697	—	—	1,032	697	1,729	227	1997	12/01	40
Independence, MO	—	503	1,209	—	—	503	1,209	1,712	273	1994	12/05	40

Wingfoot:
Anthony, TX	—	(l)	1,242	6	—	(l)	1,248	1,248	232	2007	02/07	40
Beaverdam, OH	—	(l)	1,521	—	—	(l)	1,521	1,521	290	2004	05/07	40
Benton, AR	—	(l)	309	—	—	(l)	309	309	58	2001	05/07	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Bowman, SC	—	(l)	969	—	—	(l)	969	969	211	1998	05/07		35
Dalton, GA	—	(l)	1,541	—	—	(l)	1,541	1,541	294	2004	05/07		40
Dandridge, TN	—	(l)	1,030	—	—	(l)	1,030	1,030	224	1989	05/07		35
Franklin, OH	—	(l)	563	—	—	(l)	563	563	123	1998	05/07		35
Gary, IN	—	(l)	1,486	—	—	(l)	1,486	1,486	283	2004	05/07		40
Georgetown, KY	—	(l)	679	—	—	(l)	679	679	173	1997	05/07		30
Mebane, NC	—	(l)	561	—	—	(l)	561	561	122	1998	05/07		35
Piedmont, SC	—	(l)	567	—	—	(l)	567	567	123	1999	05/07		35
Port Wentworth, GA	—	(l)	552	—	—	(l)	552	552	120	1998	05/07		35
Valdosta, GA	—	(l)	1,477	—	—	(l)	1,477	1,477	282	2004	05/07		40
Temple, GA	—	(l)	1,065	—	—	(l)	1,065	1,065	190	2007	06/07		40
Whiteland, IN	—	(l)	1,471	—	—	(l)	1,471	1,471	274	2004	07/07		40
Des Moines, IA	—	(l)	816	—	—	(l)	816	816	152	1987	07/07		40
Robinson, TX	—	(l)	1,183	—	—	(l)	1,183	1,183	211	2007	07/07		40
Kearney, MO	—	(l)	1,269	—	—	(l)	1,269	1,269	237	2003	07/07		40
Oklahoma City, OK	—	(l)	1,247	—	—	(l)	1,247	1,247	214	2008	08/07		40
Amarillo, TX	—	(l)	1,158	—	—	(l)	1,158	1,158	189	2008	02/08		40
Jackson, MS	—	(l)	1,281	—	—	(l)	1,281	1,281	207	2008	03/08		40
Glendale, KY	—	(l)	1,066	—	—	(l)	1,066	1,066	165	2008	07/08		40
Lebanon, TN	—	(l)	1,331	—	—	(l)	1,331	1,331	201	2008	08/08		40
Laredo, TX	—	(l)	1,238	—	—	(l)	1,238	1,238	179	2009	11/08	(j)	40
Midland, TX	—	(l)	1,148	—	—	(l)	1,148	1,148	128	2010	04/10	(j)	40
Tuscaloosa, AL	—	(l)	1,002	—	—	(l)	1,002	1,002	101	2010	08/10	(j)	40
Kenly, NC	—	(l)	1,066	—	—	(l)	1,066	1,066	103	2011	11/10	(j)	40
Matthews, MO	—	(l)	1,042	50	—	(l)	1,092	1,092	96	2011	01/11	(j)	40
Baytown, TX	—	(l)	—	1,375	—	(l)	1,375	1,375	116	2011	05/11	(j)	40
Sunbury, OH	—	(l)	—	1,424	—	(l)	1,424	1,424	108	2011	06/11	(j)	40
Greenwood, LA	—	(l)	—	1,291	—	(l)	1,291	1,291	101	2011	06/11	(j)	40
Joplin, MO	—	(l)	—	1,168	—	(l)	1,168	1,168	91	2011	06/11	(j)	40
Winslow, AZ	—	(l)	—	1,613	—	(l)	1,613	1,613	116	2012	09/11	(j)	40
Gulfport, MS	—	(l)	—	1,377	—	(l)	1,377	1,377	93	2012	11/11	(j)	40
Sulphur Springs, TX	—	(l)	—	1,283	—	(l)	1,283	1,283	84	2012	12/11	(j)	40

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Operating Leases:
Winn-Dixie:
Columbus, GA	—	1,023	1,875	—	—	1,023	1,875	2,898	537	1984	07/03	40

Wireless Wizard:
Ridgeland, MS	—	436	523	133	—	436	656	1,092	134	1997	08/06	40

Your Choice:
Hazleton, PA	—	670	377	—	—	670	377	1,047	177	1974	08/05	20
Montoursville, PA	—	158	415	13	—	158	428	586	95	1988	01/06	40

Ziebart:
Maplewood, MN	—	308	311	—	—	308	311	619	77	1990	02/05	40
Middleburg Heights, OH	—	199	148	—	—	199	148	347	37	1961	02/05	40

Zio's Italian Kitchen:
Aurora, CO	—	1,168	1,105	—	—	1,168	1,105	2,273	351	2000	06/05	30

Leasehold Interests:
Lima, OH	—	1,290	—	—	—	1,290	(e)	1,290	1,254	(e)	08/01	(e)
SUBTOTAL	$26,000	$1,787,519	$2,915,411	$536,524	$—	$1,785,779	$3,414,698	$5,200,477	$511,702

See accompanying report of independent registered public accounting firm.

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)						Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances		Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Investment the Company has Invested in Under Direct Financing Leases:
CVS:
Lafayette, LA	$—		$—	$949	$—	$—	$—	(c)	(c)	(c)	1995	01/96	(c)
Oklahoma City, OK	—		(l)	1,365	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)
Oklahoma City, OK	—		(l)	1,419	—	—	(l)	(c)	(c)	(c)	1997	06/97	(c)

Denny's:
Stockton, CA	—		940	509	—	—	(d)	(d)	(d)	(d)	1982	09/06	(d)

Food 4 Less:
Chula Vista, CA	—		—	4,266	—	—	—	(c)	(c)	(c)	1995	11/98	(c)

Jared Jewelers:
Phoenix, AZ	—		(l)	1,242	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Toledo, OH	—		(l)	1,458	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Lewisville, TX	116	(k)	(l)	1,503	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Glendale, AZ	—		(l)	1,599	—	—	(l)	(c)	(c)	(c)	1998	12/01	(c)
Oviedo, FL	223	(k)	—	1,500	—	—	—	(c)	(c)	(c)	1998	06/13	(c)

Kash n' Karry:
Valrico, FL	—		1,235	3,255	—	—	(d)	(d)	(d)	(d)	1997	06/02	(d)

Rite Aid:
Kennett Square, PA	—		(l)	—	1,984	—	(l)	(c)	(c)	(c)	2000	12/00	(c)
Arlington, VA	—		(l)	3,201	—	—	(l)	(c)	(c)	(c)	2000	02/02	(c)

Sunshine Energy:
Altamont, KS	—		124	142	—	—	(d)	(d)	(d)	(d)	1979	07/09	(d)

SUBTOTAL	$339		$2,299	$22,408	$1,984	$—	$—	—	—	—

See accompanying report of independent registered public accounting firm.

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (a) (b)							Life on Which Depreciation & Amortization in Latest Income Statement is Computed (Years)
	Encumbrances	Land	Building, Improvements & Leasehold Interests	Improvements	Carrying Costs	Land	Building, Improvements & Leasehold Interests	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired

Real Estate Held for Sale the Company has Invested in:
7-Eleven:
Latrobe, PA	$—	$613	$326	$—	$—	$613	$326	$939	$—	1989	07/14		—

Chipotle:
Hadley, MA	—	45	—	—	—	453	—	453	(e)	(e)	02/08		—

Power Center:
Irving, TX	—	951	1,090	—	—	600	602	1,202	—	1987	02/06		—

Vacant Land:
Grand Prairie, TX	—	387	—	—	—	108	—	108	(e)	(e)	12/02		—
Rockwall, TX	—	900	—	—	—	545	—	545	(e)	(e)	02/06		—
Hadley, MA	—	2,824	—	—	—	106	—	106	(e)	(e)	02/08		—

Vacant Property:
Arlington, TX	—	596	1,411	—	—	596	1,411	2,007	720	1994	01/94	(r)	40
Corpus Christi, TX	—	224	2,159	145	—	224	1,282	1,506	753	1983	03/99	(r)	40
SUBTOTAL	$—	$6,540	$4,986	$145	$—	$3,245	$3,621	$6,866	$1,473

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2014
(dollars in thousands)

(a)	Transactions in real estate and accumulated depreciation during 2014, 2013, and 2012 are summarized as follows:

	2014	2013	2012
Land, buildings, and leasehold interests:
Balance at the beginning of year	$4,686,844	$4,145,368	$3,531,845
Acquisitions, completed construction and tenant improvements	601,168	602,836	701,054
Disposition of land, buildings, and leasehold interests	(50,938)	(57,254)	(77,219)
Provision for loss on impairment of real estate	(823)	(4,106)	(10,312)
Balance at the close of year	$5,236,251	$4,686,844	$4,145,368
Accumulated depreciation and amortization:
Balance at the beginning of year	$418,136	$333,778	$270,621
Disposition of land, buildings, and leasehold interests	(9,153)	(6,778)	(6,980)
Depreciation and amortization expense	104,192	91,136	70,137
Balance at the close of year	$513,175	$418,136	$333,778

As of December 31, 2014, 2013, and 2012, the detailed real estate schedule excludes work in progress of $28,908, $60,720 and $86,579, respectively, which is included in the above reconciliation.

(b)
As of December 31, 2014, the leases are treated as either operating or financing leases for federal income tax purposes. As of December 31, 2014, the aggregate cost of the properties owned by NNN that are under operating leases were $5,119,673 and financing leases were $2,703.

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

(o)	Date acquired represents acquisition date of land and building. Pursuant to lease agreement, NNN funds additional tenant construction draws. Final funding generally within 12 months from acquisition.

(p)	Property is encumbered as a part of NNN's $15,151 long-term, fixed rate mortgage and security agreement, net of premium.

(q)	Building improvements are pending completion which is anticipated to occur within six months. Depreciation will commence upon completion.

(r)	As of December 31, 2014, this property has been classified as held for sale. Accumulated depreciation and amortization were recorded prior to this reclassification.

See accompanying report of independent registered public accounting firm.

NATIONAL RETAIL PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(dollars in thousands)

Description	Interest Rate	Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (f)		Principal Amount of Loans Subject to Delinquent Principal or Interest
First mortgages on properties:
Paramus, NJ	9.000%	2/1/2022	(b)	—	$6,000	$3,725		$—
Des Moines, IA	(d)	(d)	(d)	—	400	118		118
Milford, CT	7.000%	6/30/2016	(c)	—	1,550	1,550		—
Marlow Heights, MD	7.000%	5/14/2016	(c)	—	750	750		—
Hillman, MI	7.500%	6/1/2017	(c)	—	62	62		—
4 properties in FL and GA	6.250%	6/1/2015	(e)	—	5,500	4,725		—
					$14,262	$10,930	(a)	$118

(a)	The following shows the changes in the carrying amounts of mortgage loans during the years:

	2014		2013		2012
Balance at beginning of year	$14,430		$17,482		$22,815
New mortgage loans	7,307	(g)	3,547	(g)	7,344	(g)
Deductions during the year:
Collections of principal	(10,807)		(6,599)		(12,339)
Foreclosures	—		—		(338)
Balance at the close of year	$10,930		$14,430		$17,482

(b)	Principal and interest is payable at level amounts over the life of the loan.

(c)	Interest only payments are due monthly. Principal is due at maturity.

(d)	This mortgage loan matured in November 2014 and the principal balance is currently delinquent. NNN and the borrower are currently in negotiations to reinstate the loan under modified terms.

(e)
Interest only payments are due monthly. Periodic principal payments are due over the course of the loan based on specific terms outlined in the loan agreement, with the remaining principal balance due at maturity.

(f)	Mortgages held by NNN and its subsidiaries for federal income tax purposes for the years ended December 31, 2014, 2013 and 2012 were $10,930, $14,430, and $17,482, respectively.

(g)	Mortgages totaling $7,307, $3,547, and $7,344, were accepted in connection with real estate transactions for the year ended December 31, 2014, 2013 and 2012, respectively.

See accompanying report of independent registered public accounting firm.