Form 10-Q
period 2015-03-31
NATIONAL RETAIL PROPERTIES, INC.
filed 2015-05-05
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
OR
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
134,007,840 shares of common stock, $0.01 par value, outstanding as of April 29, 2015.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,823,155	$4,716,923
Accounted for using the direct financing method	16,329	16,974
Real estate held for sale	4,731	6,152
Mortgages, notes and accrued interest receivable	11,220	11,075
Commercial mortgage residual interests	11,132	11,626
Cash and cash equivalents	4,456	10,604
Receivables, net of allowance of $1,887 and $1,784, respectively	1,969	3,013
Accrued rental income, net of allowance of $3,086	25,592	25,659
Debt costs, net of accumulated amortization of $13,787 and $14,353, respectively	15,744	16,453
Other assets	106,508	108,235
Total assets	$5,020,836	$4,926,714
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$41,900	$—
Mortgages payable, including unamortized premium of $839 and $890, respectively	25,878	26,339
Notes payable, net of unamortized discount of $9,968 and $10,285, respectively	1,715,032	1,714,715
Accrued interest payable	29,303	17,396
Other liabilities	84,892	85,172
Total liabilities	1,897,005	1,843,622

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 133,446,857 and 132,010,104 shares issued and outstanding, respectively	1,336	1,322
Capital in excess of par value	2,762,461	2,711,678
Retained earnings (loss)	(207,022)	(196,827)
Accumulated other comprehensive income (loss)	(8,517)	(8,658)
Total stockholders’ equity of NNN	3,123,258	3,082,515
Noncontrolling interests	573	577
Total equity	3,123,831	3,083,092
Total liabilities and equity	$5,020,836	$4,926,714
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Revenues:
Rental income from operating leases	$111,474	$99,055
Earned income from direct financing leases	405	443
Percentage rent	185	90
Real estate expense reimbursement from tenants	3,515	3,232
Interest and other income from real estate transactions	163	792
Interest income on commercial mortgage residual interests	445	452
	116,187	104,064
Operating expenses:
General and administrative	8,605	8,706
Real estate	4,759	4,340
Depreciation and amortization	32,141	28,012
Impairment – commercial mortgage residual interests valuation	—	158
Impairment losses	1,028	396
	46,533	41,612
Earnings from operations	69,654	62,452
Other expenses (revenues):
Interest and other income	(11)	(63)
Interest expense	21,786	20,278
Real estate acquisition costs	599	209
	22,374	20,424
Earnings from continuing operations before income tax benefit (expense)	47,280	42,028
Income tax benefit (expense)	(442)	93
Earnings from continuing operations	46,838	42,121
Loss from discontinued operations, net of income tax expense	—	(36)
Earnings before gain on disposition of real estate, net of income tax expense	46,838	42,085
Gain on disposition of real estate, net of income tax expense	7,200	1,756
Earnings including noncontrolling interests	54,038	43,841
Earnings attributable to noncontrolling interests:
Continuing operations	(60)	(508)
Net earnings attributable to NNN	$53,978	$43,333

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended March 31,
	2015	2014

Net earnings attributable to NNN	$53,978	$43,333
Series D preferred stock dividends	(4,762)	(4,762)
Series E preferred stock dividends	(4,097)	(4,097)
Net earnings attributable to common stockholders	$45,119	$34,474
Net earnings per share of common stock:
Basic:
Continuing operations	$0.34	$0.28
Discontinued operations	—	—
Net earnings	$0.34	$0.28
Diluted:
Continuing operations	$0.34	$0.28
Discontinued operations	—	—
Net earnings	$0.34	$0.28
Weighted average number of common shares outstanding:
Basic	131,665,258	121,575,983
Diluted	132,109,965	121,866,951
Other comprehensive income:
Net earnings attributable to NNN	$53,978	$43,333
Amortization of interest rate hedges	414	135
Fair value forward starting swaps	—	(3,373)
Net gain (loss) – commercial mortgage residual interests	(346)	684
Net gain – available-for-sale securities	73	115
Comprehensive income attributable to NNN	$54,119	$40,894

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Cash flows from operating activities:
Earnings including noncontrolling interests	$54,038	$43,841
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,141	28,012
Impairment charges	1,028	459
Impairment – commercial mortgage residual interests valuation	—	158
Amortization of notes payable discount	317	302
Amortization of debt costs	709	656
Amortization of mortgages payable premium	(52)	(15)
Amortization of deferred interest rate hedges	414	135
Gain on disposition of real estate	(7,230)	(1,963)
Performance incentive plan expense	2,575	2,338
Performance incentive plan payment	(676)	(2,808)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	334	328
Decrease (increase) in mortgages, notes and accrued interest receivable	59	(137)
Decrease in receivables	1,044	417
Increase in accrued rental income	(205)	(601)
Decrease in other assets	4,539	742
Increase in accrued interest payable	11,907	10,854
Decrease in other liabilities	(4,311)	(3,205)
Other	507	299
Net cash provided by operating activities	97,138	79,812
Cash flows from investing activities:
Proceeds from the disposition of real estate	22,697	12,301
Additions to real estate:
Accounted for using the operating method	(151,319)	(89,862)
Increase in mortgages and notes receivable	—	(3,245)
Principal payments on mortgages and notes receivable	296	214
Other	(593)	(1,100)
Net cash used in investing activities	(128,919)	(81,692)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from line of credit payable	$227,100	$251,000
Repayment of line of credit payable	(185,200)	(205,900)
Repayment of mortgages payable	(409)	(279)
Proceeds from issuance of common stock	49,370	21,144
Payment of Series D Preferred Stock dividends	(4,762)	(4,762)
Payment of Series E Preferred Stock dividends	(4,097)	(4,097)
Stock issuance costs	(991)	(304)
Payment of common stock dividends	(55,314)	(49,273)
Noncontrolling interest distributions	(64)	(1,208)
Net cash provided by financing activities	25,633	6,321
Net increase (decrease) in cash and cash equivalents	(6,148)	4,441
Cash and cash equivalents at beginning of period	10,604	1,485
Cash and cash equivalents at end of period	$4,456	$5,926
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$8,881	$8,781
Taxes paid	$116	$27
Supplemental disclosure of noncash investing and financing activities:
Issued 267,133 and 371,134 shares of restricted and unrestricted common stock in 2015 and 2014, respectively, pursuant to NNN’s performance incentive plan	$8,285	$10,345
Issued 3,602 and 3,985 shares of common stock in 2015 and 2014, respectively, to directors pursuant to NNN’s performance incentive plan	$154	$132
Issued 3,435 and 4,162 shares of common stock in 2015 and 2014, respectively, pursuant to NNN’s Deferred Director Fee Plan	$66	$66
Change in other comprehensive income	$141	$2,439
Mortgage receivable accepted in connection with real estate transactions	$500	$—
Note receivable accepted in connection with real estate transactions	$—	$70
Change in lease classification (direct financing lease to operating lease)	$311	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies:
Organization and Nature of Business – National Retail Properties, Inc., a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. The terms "NNN" and the "Company" refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable REIT subsidiaries. These taxable subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the "TRS."
NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests. NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties", "Property Portfolio", or individually a "Property").

March 31, 2015
Property Portfolio:
Total properties	2,104
Gross leasable area (square feet)	23,146,000
States	47
Weighted average remaining lease term (years)	11.5
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2014.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarters ended March 31, 2015 and 2014, NNN recorded $390,000 and $434,000, respectively, in capitalized interest during development.
Purchase Accounting for Acquisition of Real Estate Subject to a Lease – In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their respective fair values. Acquisition costs incurred in connection with a business combination are expensed when incurred.
The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on the determination of their fair values.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	March 31, 2015	December 31, 2014
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,937	$11,751
Value of in-place leases, net	68,118	65,770
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	28,522	29,162
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended March 31,
	2015	2014
Basic and Diluted Earnings:
Net earnings attributable to NNN	$53,978	$43,333
Less: Series D preferred stock dividends	(4,762)	(4,762)
Less: Series E preferred stock dividends	(4,097)	(4,097)
Net earnings available to NNN’s common stockholders	45,119	34,474
Less: Earnings allocated to unvested restricted shares	(163)	(163)
Net earnings used in basic and diluted earnings per share	$44,956	$34,311

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	132,453,638	122,412,739
Less: Unvested restricted stock	(388,331)	(403,309)
Less: Unvested contingent shares	(400,049)	(433,447)
Weighted average number of shares outstanding used in basic earnings per share	131,665,258	121,575,983
Other dilutive securities	444,707	290,968
Weighted average number of shares outstanding used in diluted earnings per share	132,109,965	121,866,951
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)	Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2014	$(13,579)		$4,793	$128	$(8,658)

Other comprehensive income (loss)	—		(346)	73	(273)
Reclassifications from accumulated other comprehensive income to net earnings	414	(3)	—	—	414
Net current period other comprehensive income (loss)	414		(346)	73	141
Ending balance, March 31, 2015	$(13,165)		$4,447	$201	$(8,517)
(1) Additional disclosure is included in Note 7 – Derivatives.

(2) Additional disclosure is included in Note 8 – Fair Value Measurements.
(3) Reclassifications out of other comprehensive income are recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income. There is no income tax expense (benefit) resulting from this reclassification.
New Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.
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
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40)," effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The amendments in this update provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. NNN is currently evaluating to determine the potential disclosure impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures.
In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-16 will have on its financial position and results of operations.
In January 2015, the FASB issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. NNN is currently evaluating to determine the potential disclosure impact, if any, the adoption of ASU 2015-01 will have on its financial position and results of operations.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810)," effective for fiscal years, and for interim periods within those years, beginning after December 15, 2015. The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2015-02 will have on its financial position and results of operations.
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)". To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2015-03 will have on its financial position and results of operations.
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
Reclassification – Certain items in the prior year’s consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the 2015 presentation.

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

March 31, 2015
Lease classification:
Operating	2,140
Direct financing	11
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term (years)	11.5
The leases generally provide for limited increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. Generally, the tenant is also required to pay all property taxes and assessments, substantially maintain the Property and carry property and liability insurance coverage. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses of the Property. Generally, the leases provide the tenant with one or more multi-year renewal options subject to generally the same terms and conditions of the base term of the lease, including rent increases.
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$1,816,363	$1,783,822
Buildings and improvements	3,515,904	3,414,570
Leasehold interests	1,290	1,290
	5,333,557	5,199,682
Less accumulated depreciation and amortization	(538,435)	(511,667)
	4,795,122	4,688,015
Work in progress	28,033	28,908
	$4,823,155	$4,716,923

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. In January    2014, NNN completed a strategic review of its Properties held for sale and reclassified one Property that was previously held for sale to held for investment, included in Real Estate – Portfolio. As of March 31, 2015, NNN had six Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2014, includes eight properties, two of which were subsequently sold in 2015. Real estate held for sale consisted of the following as of (dollars in thousands):

	March 31, 2015	December 31, 2014
Land and improvements	$3,592	$3,918
Building and improvements	2,461	4,765
	6,053	8,683
Less accumulated depreciation and amortization	(757)	(1,509)
Less impairment	(565)	(1,022)
	$4,731	$6,152

Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended March 31,
	2015		2014
	# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	6	$7,230	2	$1,954
Income tax expense		(30)		(198)
		7,200		1,756
Gain on disposition of real estate included in discontinued operations	—	—	2	9	(1)
		$7,200		$1,765
(1) Amount includes deferred gain on previously sold properties.
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of March 31, 2015, are outlined in the table below (dollars in thousands):

Number of properties	30
Total commitment(1)	$119,818
Amount funded	$57,027
Remaining commitment	$62,791
(1) Includes land, construction costs, tenant improvements and lease costs.
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

	Quarter Ended March 31,
	2015	2014
Continuing operations	$1,028	$396
Discontinued operations	—	63
	$1,028	$459

The valuation of impaired assets is determined using widely accepted valuation techniques including discounted cash flow analysis, income capitalization, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties, which are Level 3 inputs. NNN may consider a single valuation technique or multiple valuation techniques, as appropriate, when estimating the fair value of its real estate.

Note 3 – Line of Credit Payable:
NNN's $650,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $25,489,000 and a weighted average interest rate of 1.1% during the quarter ended March 31, 2015. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2015, $41,900,000 was outstanding and $608,100,000 was available for future borrowings under the Credit Facility.

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

Note 5 – Stockholders' Equity:
In February 2015, NNN filed a shelf registration statement with the Securities and Exchange Commission (the "Commission") which permits the issuance by NNN of an indeterminate amount of debt and equity securities.
In November 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued 5,462,500 shares (including 712,500 shares in connection with the underwriters' over-allotment) of common stock at a price of $38.16 per share and received net proceeds of $199,961,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $8,488,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses.
Dividend Reinvestment and Stock Repurchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Quarter Ended March 31,
	2015	2014
Shares of common stock	31,854	184,503
Net proceeds	$1,142	$6,107

At The Market Offerings – NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued as of March 31, 2015	977,973	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2015		2014
	2015 ATM	2013 ATM	2013 ATM
Shares of common stock	977,973	214,000	432,000
Average price per share (net)	$39.91	$39.84	$34.91
Net proceeds	$39,031	$8,525	$15,080
Stock issuance costs(1)	$712	$130	$265
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the quarters ended March 31, 2015 and 2014.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2015	2014
Series D preferred stock(1):
Dividends	$4,762	$4,762
Per depositary share	0.414063	0.414063

Series E preferred stock(1):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Common stock:
Dividends	55,314	49,273
Per share	0.420	0.405
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In April 2015, NNN declared a dividend of $0.420 per share, which is payable in May 2015 to its common stockholders of record as of April 30, 2015.

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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2011 through 2015. NNN also files tax returns in many states with varying open years under statute.

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income (2)
April 2013	Four forward starting swaps	$240,000	$3,156	$3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
(1) Liability
(2) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of March 31, 2015, $13,165,000 remained in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the quarters ended March 31, 2015 and 2014, NNN reclassified out of comprehensive income $414,000 and $135,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,707,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at March 31, 2015.

Note 8 – Fair Value Measurements:
NNN holds the commercial mortgage residual interests (“Residuals”) from seven securitizations. Each of the Residuals is recorded at fair value. Unrealized gains and losses are reported as other comprehensive income in stockholders' equity and other than temporary losses as a result of a change in the timing or amount of estimated cash flows are recorded as an other than temporary valuation impairment.
NNN currently values its Residuals based upon a valuation which provides a discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Quarter Ended
March 31, 2015
Balance at beginning of period	$11,626
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	(346)
Interest income on Residuals	445
Cash received from Residuals	(593)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$11,132
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$—

Note 9 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at March 31, 2015 and December 31, 2014, approximate fair value based upon current market prices of similar instruments. At March 31, 2015 and December 31, 2014, the fair value of NNN’s notes payable was $1,819,996,000 and $1,813,439,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 10 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after March 31, 2015, the date of the condensed consolidated balance sheet. There were no reportable subsequent events or transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report on Form 10-K of National Retail Properties, Inc. for the year ended December 31, 2014. The terms “NNN” and the “Company” refer to National Retail Properties, Inc. and all of its consolidated subsidiaries. NNN has elected to treat certain subsidiaries as taxable real estate investment trust subsidiaries. These subsidiaries and their majority owned and controlled subsidiaries are collectively referred to as the “TRS.”

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

Additional information related to these risks and uncertainties are included in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2014, and may cause NNN's actual future results to differ materially from expected results. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. NNN undertakes no obligation to update or revise such forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
NNN, a Maryland corporation, is a fully integrated real estate investment trust (“REIT”) formed in 1984. NNN's assets include: real estate, mortgages and notes receivable, and commercial mortgage residual interests (the "Residuals"). NNN acquires, owns, invests in and develops properties that are leased primarily to retail tenants under long-term net leases and primarily held for investment ("Properties" or "Property Portfolio", or individually a "Property").
As of March 31, 2015, NNN owned 2,104 Properties, with an aggregate gross leasable area of approximately 23,146,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.5 years. Approximately 99 percent of the Properties were leased as of March 31, 2015.
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
NNN evaluates the creditworthiness of its current and prospective tenants. This evaluation includes reviewing available financial statements, press releases, public credit ratings from major credit rating agencies, industry news publications, financial market data (debt and equity pricing), and developing a thorough understanding of the tenant's business and operations, including periodically meeting with senior management of certain tenants and evaluating property level financial performance.
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic locations, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	March 31, 2015	December 31, 2014	March 31, 2014
Properties Owned:
Number	2,104	2,054	1,903
Total gross leasable area (square feet)	23,146,000	22,479,000	20,632,000
Properties:
Leased and unimproved land	2,079	2,025	1,868
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	11.5	11.6	11.7
Total gross leasable area (square feet) – leased	22,672,000	21,938,000	20,079,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	March 31, 2015	December 31, 2014	March 31, 2014
1.	Convenience stores	17.7%	18.0%	19.6%
2.	Restaurants – full service	9.0%	9.1%	9.5%
3.	Automotive service	7.2%	7.2%	7.5%
4.	Restaurants – limited service	6.9%	6.5%	6.0%
5.	Theaters	5.1%	5.2%	4.5%
6.	Family entertainment centers	5.1%	5.1%	2.3%
7.	Automotive parts	4.6%	4.7%	5.1%
8.	Health and fitness	3.8%	3.9%	4.2%
9.	Sporting goods	3.7%	3.5%	3.7%
10.	Banks	3.6%	3.7%	4.1%
	Other	33.3%	33.1%	33.5%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended March 31,
	2015	2014
Acquisitions:
Number of Properties	56	47
Gross leasable area (square feet)	782,000	309,000
Initial cash yield	7.3%	7.7%
Total dollars invested(1)	$155,177	$94,041
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through available cash, borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended March 31,
	2015	2014
Number of properties	6	4
Gross leasable area (square feet)	113,000	84,000
Net sales proceeds	$23,272	$11,245
Gain, net of income tax expense	$7,200	$1,765

NNN typically uses the proceeds from Property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter ended March 31, 2015, rental income increased primarily due to an increase in rental income from Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended March 31,
				Percent of Total
	2015	2014	Percent Increase (Decrease)	2015	2014
Rental Income(1)	$112,064	$99,588	12.5%	96.5%	95.7%
Real estate expense reimbursement from tenants	3,515	3,232	8.8%	3.0%	3.1%
Interest and other income from real estate transactions	163	792	(79.4)%	0.1%	0.8%
Interest income on commercial mortgage residual interests	445	452	(1.5)%	0.4%	0.4%
Total revenues from continuing operations	$116,187	$104,064	11.6%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter Ended March 31, 2015 versus Quarter Ended March 31, 2014
Rental Income. Rental Income increased in amount and as a percent of the total revenues from continuing operations for the quarter ended March 31, 2015 as compared to the same period in 2014. The increase for the quarter ended March 31, 2015, is primarily due to a partial year of Rental Income received as a result of the acquisition of 56 properties with aggregate gross leasable area of approximately 782,000 square feet during 2015 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,417,000 square feet in 2014.
Real Estate Expense Reimbursement from Tenants. Real estate expense reimbursements from tenants increased for the quarter ended March 31, 2015, as compared to the same period in 2014, but decreased as a percentage of total revenues from continuing operations for the same period. The increase is primarily attributable to a full year of reimbursements from properties acquired in 2014 and a partial year of reimbursements from certain newly acquired properties in 2015.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter ended March 31, 2015, primarily due to an increase in depreciation expense and an increase in impairment charges, as compared to the same period in 2014. The following table summarizes NNN’s expenses from continuing operations for the quarters ended March 31 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2015	2014		2015	2014	2015	2014
General and administrative	$8,605	$8,706	(1.2)%	18.5%	20.9%	7.4%	8.4%
Real estate	4,759	4,340	9.7%	10.2%	10.4%	4.1%	4.2%
Depreciation and amortization	32,141	28,012	14.7%	69.1%	67.3%	27.7%	26.9%
Impairment – commercial mortgage residual interests valuation	—	158	(100.0)%	—	0.4%	—	0.2%
Impairment charges	1,028	396	159.6%	2.2%	1.0%	0.9%	0.4%
Total operating expenses	$46,533	$41,612	11.8%	100.0%	100.0%	40.1%	40.1%

Interest and other income	$(11)	$(63)	(82.5)%	—	(0.3)%	—	(0.1)%
Interest expense	21,786	20,278	7.4%	97.3%	99.3%	18.8%	19.5%
Real estate acquisition costs	599	209	186.6%	2.7%	1.0%	0.5%	0.2%
Total other expenses	$22,374	$20,424	9.5%	100.0%	100.0%	19.3%	19.6%
Quarter Ended March 31, 2015 versus Quarter Ended March 31, 2014
Real Estate.  Real estate expenses increased for the quarter ended March 31, 2015, as compared to the same period in 2014, but decreased as a percentage of both total operating expenses and revenues from continuing operations. The increase is primarily due to additional reimbursable expenses from certain properties acquired during the quarter ended March 31, 2015, and from certain properties acquired during the year ended December 31, 2014. Additionally, real estate expenses incurred on vacant properties increased for the quarter ended March 31, 2015. The increase was partially offset by a decrease in real estate expenses that are not reimbursable by the tenant for the quarter ended March 31, 2015, as compared to the same period in 2014.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014. The increase in expenses is primarily due to the acquisition of 56 properties with an aggregate gross leasable area of approximately 782,000 square feet in 2015 and 221 properties with an aggregate gross leasable area of approximately 2,417,000 square feet during 2014.
Interest Expense.  Interest expense increased for the quarter ended March 31, 2015, as compared to the same period in 2014, but decreased as a percentage of revenues from continuing operations and as a percentage of total operating expenses.
The following represents the primary changes in debt that have impacted interest expense:

(i)	the issuance in May 2014 of $350,000,000 principal amount of notes payable with a maturity of June 2024, and stated interest rate of 3.900%;

(ii)	the repayment in June 2014 of $150,000,000 principal amount of notes payable with a stated interest rate of 6.250%;

(iii)	the assumption of a mortgage in September 2014 of $2,824,000 in connection with a Property acquisition with an interest rate of 6.400%;

(iv)	the assumption of a mortgage in November 2014 of $14,430,000 in connection with a Property acquisition with an interest rate of 5.230%; and

(v)
the $47,022,000 decrease in the weighted average debt outstanding on the Credit Facility for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, and a slightly lower weighted average interest rate for the quarter ended March 31, 2015, as compared to the same period in 2014.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (dollars in thousands):

	Quarter Ended March 31,
	2015	2014
Cash and cash equivalents:
Provided by operating activities	$97,138	$79,812
Used in investing activities	(128,919)	(81,692)
Provided by financing activities	25,633	6,321
Increase (decrease)	(6,148)	4,441
Net cash at beginning of period	10,604	1,485
Net cash at end of period	$4,456	$5,926

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the quarters ended March 31, 2015 and 2014, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the quarter ended March 31, 2015, included the following significant transactions:

•	$41,900,000 in net proceeds from NNN's Credit Facility,

•	$1,142,000 in net proceeds from the issuance of 31,854 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$47,556,000 in net proceeds from the issuance of 1,191,973 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$4,762,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$4,097,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$55,314,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. The following table summarizes NNN’s contractual obligations and commercial commitments outstanding as of March 31, 2015, and principal cash flows by year-end of the expected maturity for debt obligations and commercial commitments outstanding as of March 31, 2015 (dollars in thousands).

	Expected Maturity Date
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt(1)	$1,750,039	$151,254	$7,367	$253,355	$624	$602	$1,336,837
Credit Facility	41,900	—	—	—	—	41,900	—
Operating lease	7,704	528	714	728	743	758	4,233
Total contractual cash obligations(2)	$1,799,643	$151,782	$8,081	$254,083	$1,367	$43,260	$1,341,070

(1)	Includes amounts outstanding under mortgages payable and notes payable and excludes unamortized mortgage premiums and unamortized note discounts.

(2)	Excludes $29,303 of accrued interest payable.

In addition to the contractual obligations outlined above, NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of March 31, 2015, are outlined in the table below (dollars in thousands):

Number of properties	30
Total commitment(1)	$119,818
Amount funded	$57,027
Remaining commitment	$62,791
(1) Includes land, construction costs, tenant improvements and lease costs.
As of March 31, 2015, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
Management anticipates satisfying these obligations with a combination of NNN’s cash provided from operations, current capital resources on hand, its credit facility, debt or equity financings and asset dispositions.
Generally, the Properties are leased under long-term net leases, which require the tenant to pay all property taxes and assessments, substantially maintain the interior and exterior of the property and carry property and liability insurance coverage. Therefore, management anticipates that capital demands to meet obligations with respect to these Properties will be modest for the foreseeable future and can be met with funds from operations and working capital. Certain of the Properties are subject to leases under which NNN retains responsibility for specific costs and expenses associated with the Property. Management anticipates that the costs associated with the vacant Properties or those Properties that become vacant will also be met with funds from operations and working capital. NNN may be required to borrow under its credit facility or use other sources of capital in the event of significant capital expenditures.
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of March 31, 2015, NNN owned 25 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2015	2014
Series D preferred stock(1):
Dividends	$4,762	$4,762
Per depositary share	0.414063	0.414063

Series E preferred stock(1):
Dividends	4,097	4,097
Per depositary share	0.356250	0.356250

Common stock:
Dividends	55,314	49,273
Per share	0.420	0.405
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.
In April 2015, NNN declared a dividend of $0.420 per share which is payable in May 2015 to its common stockholders of record as of April 30, 2015.

Capital Resources
Generally, cash needs for Property acquisitions, mortgages and notes receivable investments, debt payments, capital expenditures, development and other investments have been funded by equity and debt offerings, bank borrowings, the sale of properties and, to a lesser extent, by internally generated funds. Cash needs for operating and interest expenses and dividends have generally been funded by internally generated funds. If available, future sources of capital include proceeds from the public or private offering of NNN’s debt or equity securities, secured or unsecured borrowings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	March 31, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Line of credit payable	$41,900	2.4%	$—	—%
Mortgages payable	25,878	1.5%	26,339	1.5%
Notes payable	1,715,032	96.1%	1,714,715	98.5%
Total outstanding debt	$1,782,810	100.0%	$1,741,054	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 revolving Credit Facility had a weighted average outstanding balance of $25,489,000 and a weighted average interest rate of 1.1% during the quarters ended March 31, 2015. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of March 31, 2015, $41,900,000 was outstanding and $608,100,000 was available for future borrowings, under the Credit Facility.
Notes Payable. In May 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued $350,000,000 aggregate principal amount of 3.900% notes due June 2024 (the “2024 Notes”). The 2024 Notes were sold at a discount with an aggregate purchase price of $349,293,000 with interest payable semi-annually commencing on December 15, 2014. The discount of $707,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2024 Notes after accounting for the note discount is 3.924%. NNN previously entered into three forward starting swaps with an aggregate notional amount of $225,000,000. Upon issuance of the 2024 Notes, NNN terminated the forward starting swaps resulting in a liability of $6,312,000, which was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2024 Notes using the effective interest method.
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
Securities Offerings. In February 2015, NNN filed a shelf registration statement with the Securities and Exchange Commission (the “Commission”) which was automatically effective and permits the issuance by NNN of an indeterminate amount of debt and equity securities.
Refer to "Debt – Notes Payable" above for a discussion of NNN's publicly held notes. Additional information related to NNN's publicly held notes is included in NNN's Annual Report on Form 10-K for the year ended December 31, 2014.
Common Stock Issuances. In November 2014, NNN filed a prospectus supplement to the prospectus contained in its February 2012 shelf registration statement and issued 5,462,500 shares (including 712,500 shares in connection with the underwriters' over-allotment) of common stock at a price of $38.16 per share and received net proceeds of $199,961,000. In connection with this offering, NNN incurred stock issuance costs totaling approximately $8,488,000, consisting primarily of underwriters' fees and commissions, legal and accounting fees and printing expenses. The Company used the net proceeds from this offering to repay outstanding indebtedness under the Credit Facility, to fund property acquisitions and for general corporate purposes.
Dividend Reinvestment and Stock Purchase Plan.  In February 2015, NNN filed a shelf registration statement which was automatically effective with the Commission for its DRIP, which permits the issuance by NNN of up to 16,000,000 shares of common stock. NNN’s DRIP provides an economical and convenient way for current stockholders and other interested new investors to invest in NNN’s common stock. The following outlines the common stock issuances pursuant to NNN’s DRIP (dollars in thousands):

	Quarter Ended March 31,
	2015	2014
Shares of common stock	31,854	184,503
Net proceeds	$1,142	$6,107

At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued at March 31, 2015	977,973	6,252,812	8,958,840

The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Quarter Ended March 31,
	2015		2014
	2015 ATM	2013 ATM	2013 ATM
Shares of common stock	977,973	214,000	432,000
Average price per share (net)	$39.91	$39.84	$34.91
Net proceeds	$39,031	$8,525	$15,080
Stock issuance costs(1)	$712	$130	$265
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the quarters ended March 31, 2015 and 2014.

Recent Accounting Pronouncements

Refer to Note 1 to the March 31, 2015, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of March 31, 2015, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of March 31, 2015 and December 31, 2014. The table presents principal payments and related interest rates by year for debt obligations outstanding as of March 31, 2015. The table incorporates only those debt obligations that existed as of March 31, 2015, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the quarter ended March 31, 2015.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation	Effective Interest Rate(3)
2015	$—	—	$1,409	6.36%	$149,964	6.19%
2016	—	—	7,514	5.90%	—	—
2017	—	—	3,441	6.27%	249,718	6.92%
2018	—	—	710	5.69%	—	—
2019	41,900	1.10%	688	5.42%	—	—
Thereafter	—	—	12,116	5.23%	1,315,350	4.20%
Total	$41,900	1.10%	$25,878	5.47%	$1,715,032	4.77%
Fair Value:
March 31, 2015	$41,900		$25,878		$1,819,996
December 31, 2014	$—		$26,339		$1,813,439

(1) NNN's mortgages payable include unamortized premiums.
(2) Includes NNN’s notes payable, each net of unamortized discount. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2019.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $11,132,000 and $11,626,000 as of March 31, 2015 and December 31, 2014, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of March 31, 2015 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting. There has been no change in NNN's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NNN's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. Not applicable.

Item 1A.	Risk Factors. There were no material changes in NNN's risk factors disclosed in Item 1A. Risk Factors of NNN's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds. Not applicable.

Item 3.	Defaults Upon Senior Securities. Not applicable.

Item 4.	Mine Safety Disclosures. Not applicable.

Item 5.	Other Information. Not applicable.

Item 6.	Exhibits

     The following exhibits are filed as a part of this report.

3.	Articles of Incorporation and Bylaws
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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2015, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 5th day of May, 2015.

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

99.1
Certification of Chief Executive Officer pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual (filed as Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 20, 2015).

101.	Interactive Data File

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2015, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.