Form 10-Q
period 2015-06-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2015-07-30
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2015
OR
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
134,435,306 shares of common stock, $0.01 par value, outstanding as of July 29, 2015.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$4,935,472	$4,715,906
Accounted for using the direct financing method	15,987	16,974
Real estate held for sale	3,753	7,169
Mortgages, notes and accrued interest receivable, net of allowance of $124 at June 30, 2015	10,628	11,075
Commercial mortgage residual interests	10,832	11,626
Cash and cash equivalents	2,448	10,604
Receivables, net of allowance of $2,166 and $1,784, respectively	1,778	3,013
Accrued rental income, net of allowance of $3,086	25,359	25,659
Debt costs, net of accumulated amortization of $14,501 and $14,353, respectively	15,105	16,453
Other assets	110,603	108,235
Total assets	$5,131,965	$4,926,714
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$127,500	$—
Mortgages payable, including unamortized premium of $787 and $890, respectively	25,109	26,339
Notes payable, net of unamortized discount of $9,646 and $10,285, respectively	1,715,354	1,714,715
Accrued interest payable	17,448	17,396
Other liabilities	100,400	85,172
Total liabilities	1,985,811	1,843,622

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 134,434,132 and 132,010,104 shares issued and outstanding, respectively	1,346	1,322
Capital in excess of par value	2,803,522	2,711,678
Retained earnings (loss)	(225,777)	(196,827)
Accumulated other comprehensive income (loss)	(8,284)	(8,658)
Total stockholders’ equity of NNN	3,145,807	3,082,515
Noncontrolling interests	347	577
Total equity	3,146,154	3,083,092
Total liabilities and equity	$5,131,965	$4,926,714
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income from operating leases	$112,715	$100,730	$224,189	$199,786
Earned income from direct financing leases	397	435	802	879
Percentage rent	112	223	297	312
Real estate expense reimbursement from tenants	3,324	3,228	6,838	6,460
Interest and other income from real estate transactions	213	543	376	1,334
Interest income on commercial mortgage residual interests	447	454	892	906
	117,208	105,613	233,394	209,677
Operating expenses:
General and administrative	7,830	8,055	16,435	16,762
Real estate	4,658	4,746	9,417	9,086
Depreciation and amortization	34,202	28,007	66,343	56,019
Impairment – commercial mortgage residual interests valuation	428	77	428	235
Impairment losses	2,686	89	3,714	485
	49,804	40,974	96,337	82,587
Earnings from operations	67,404	64,639	137,057	127,090
Other expenses (revenues):
Interest and other income	(35)	(94)	(47)	(158)
Interest expense	21,678	21,761	43,464	42,040
Real estate acquisition costs	96	19	695	227
	21,739	21,686	44,112	42,109
Earnings from continuing operations before income tax benefit (expense)	45,665	42,953	92,945	84,981
Income tax benefit (expense)	495	(441)	54	(349)
Earnings from continuing operations	46,160	42,512	92,999	84,632
Earnings (loss) from discontinued operations, net of income tax expense	—	18	—	(18)
Earnings before gain on disposition of real estate, net of income tax expense	46,160	42,530	92,999	84,614
Gain on disposition of real estate, net of income tax expense	30	3,054	7,230	4,810
Earnings including noncontrolling interests	46,190	45,584	100,229	89,424
Earnings attributable to noncontrolling interests:
Continuing operations	(2)	(13)	(62)	(520)
Net earnings attributable to NNN	$46,188	$45,571	$100,167	$88,904

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net earnings attributable to NNN	$46,188	$45,571	$100,167	$88,904
Series D preferred stock dividends	(4,762)	(4,762)	(9,523)	(9,523)
Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Net earnings attributable to common stockholders	$37,330	$36,713	$82,450	$71,187
Net earnings per share of common stock:
Basic:
Continuing operations	$0.28	$0.30	$0.62	$0.58
Net earnings	$0.28	$0.30	$0.62	$0.58
Diluted:
Continuing operations	$0.28	$0.30	$0.62	$0.58
Net earnings	$0.28	$0.30	$0.62	$0.58
Weighted average number of common shares outstanding:
Basic	133,267,292	122,490,306	132,470,700	122,035,670
Diluted	133,600,656	122,832,524	132,824,800	122,392,731
Other comprehensive income:
Net earnings attributable to NNN	$46,188	$45,571	$100,167	$88,904
Amortization of interest rate hedges	418	216	832	351
Fair value forward starting swaps	—	(2,939)	—	(6,312)
Net gain (loss) – commercial mortgage residual interests	(38)	240	(384)	925
Net gain (loss) – available-for-sale securities	(147)	(23)	(74)	91
Comprehensive income attributable to NNN	$46,421	$43,065	$100,541	$83,959

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Earnings including noncontrolling interests	$100,229	$89,424
Adjustments to reconcile earnings including noncontrolling interests to net cash provided by operating activities:
Depreciation and amortization	66,343	56,019
Impairment losses	3,714	548
Impairment – commercial mortgage residual interests valuation	428	235
Amortization of notes payable discount	639	614
Amortization of debt costs	1,423	1,353
Amortization of mortgages payable premium	(104)	(29)
Amortization of deferred interest rate hedges	832	351
Interest rate hedge payment	—	(6,312)
Gain on disposition of real estate	(7,260)	(5,020)
Performance incentive plan expense	4,968	4,712
Performance incentive plan payment	(676)	(2,808)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	676	666
Decrease (increase) in mortgages, notes and accrued interest receivable	71	(231)
Decrease in receivables	1,235	1,033
Increase in accrued rental income	(18)	(1,118)
Increase in other assets	(964)	(249)
Increase in accrued interest payable	52	1,390
Decrease in other liabilities	(3,528)	(3,112)
Decrease (increase) in other	(231)	785
Net cash provided by operating activities	167,829	138,251
Cash flows from investing activities:
Proceeds from the disposition of real estate	24,904	29,510
Additions to real estate:
Accounted for using the operating method	(284,612)	(186,390)
Increase in mortgages and notes receivable	—	(5,131)
Principal payments on mortgages and notes receivable	876	2,933
Other	(1,114)	(1,342)
Net cash used in investing activities	(259,946)	(160,420)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from line of credit payable	$679,800	$319,000
Repayment of line of credit payable	(552,300)	(365,400)
Repayment of mortgages payable	(1,126)	(554)
Proceeds from notes payable	—	349,293
Repayment of notes payable	—	(150,000)
Payment of debt costs	(75)	(3,384)
Proceeds from issuance of common stock	88,694	76,098
Payment of Series D Preferred Stock dividends	(9,523)	(9,523)
Payment of Series E Preferred Stock dividends	(8,194)	(8,194)
Stock issuance costs	(1,623)	(1,104)
Payment of common stock dividends	(111,400)	(98,958)
Noncontrolling interest distributions	(292)	(1,232)
Net cash provided by financing activities	83,961	106,042
Net increase (decrease) in cash and cash equivalents	(8,156)	83,873
Cash and cash equivalents at beginning of period	10,604	1,485
Cash and cash equivalents at end of period	$2,448	$85,358
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$41,570	$39,282
Taxes paid	$196	$101
Supplemental disclosure of noncash investing and financing activities:
Issued 274,693 and 378,965 shares of restricted and unrestricted common stock in 2015 and 2014, respectively, pursuant to NNN’s performance incentive plan	$8,594	$10,609
Issued 7,243 and 8,229 shares of common stock in 2015 and 2014, respectively, pursuant to NNN’s Deferred Director Fee Plan	$131	$131
Change in other comprehensive income	$374	$4,945
Mortgage receivable accepted in connection with real estate transactions	$500	$62
Note receivable accepted in connection with real estate transactions	$—	$70
Change in lease classification (direct financing lease to operating lease)	$311	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

June 30, 2015
Property Portfolio:
Total properties	2,138
Gross leasable area (square feet)	23,747,000
States	47
Weighted average remaining lease term (years)	11.4
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2014.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and six months ended June 30, 2015, NNN recorded $558,000 and $948,000, respectively, in capitalized interest during the development period and recorded $487,000 and $921,000 in capitalized interest during the development period for the same periods in 2014, respectively.
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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease and the applicable option terms if it is probable that the tenant will exercise the option. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the Company believes that it is likely that the tenant will renew the lease for an option term whereby the Company amortizes the value attributable to the renewal over the renewal period.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	June 30, 2015	December 31, 2014
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,582	$11,751
Value of in-place leases, net	66,155	65,770
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	27,740	29,162
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic and Diluted Earnings:
Net earnings attributable to NNN	$46,188	$45,571	$100,167	$88,904
Less: Series D preferred stock dividends	(4,762)	(4,762)	(9,523)	(9,523)
Less: Series E preferred stock dividends	(4,096)	(4,096)	(8,194)	(8,194)
Net earnings available to NNN’s common stockholders	37,330	36,713	82,450	71,187
Less: Earnings allocated to unvested restricted shares	(176)	(198)	(340)	(361)
Net earnings used in basic and diluted earnings per share	$37,154	$36,515	$82,110	$70,826

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	134,163,959	123,495,650	133,313,523	122,957,186
Less: Unvested restricted stock	(420,417)	(489,095)	(404,463)	(446,439)
Less: Unvested contingent shares	(476,250)	(516,249)	(438,360)	(475,077)
Weighted average number of shares outstanding used in basic earnings per share	133,267,292	122,490,306	132,470,700	122,035,670
Other dilutive securities	333,364	342,218	354,100	357,061
Weighted average number of shares outstanding used in diluted earnings per share	133,600,656	122,832,524	132,824,800	122,392,731
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2014	$(13,579)		$4,793		$128	$(8,658)

Other comprehensive income (loss)	—		(630)		(74)	(704)
Reclassifications from accumulated other comprehensive income to net earnings	832	(3)	246	(4)	—	1,078
Net current period other comprehensive income (loss)	832		(384)		(74)	374
Ending balance, June 30, 2015	$(12,747)		$4,409		$54	$(8,284)
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
In January 2015, the FASB issued ASU 2015-01, "Income Statement – Extraordinary and Unusual Items (Subtopic 225-20)," effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. NNN is currently evaluating to determine the potential disclosure impact, if any, the adoption of ASU 2015-01 will have on disclosures.

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
In April 2015, the FASB issued ASU 2015-03, "Interest – Imputation of Interest (Subtopic 835-30)." To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2015-03 will have on disclosures.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

June 30, 2015
Lease classification:
Operating	2,173
Direct financing	11
Building portion – direct financing/land portion – operating	1
Weighted average remaining lease term (years)	11.4
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
Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$1,857,051	$1,782,719
Buildings and improvements	3,602,232	3,414,653
Leasehold interests	1,290	1,290
	5,460,573	5,198,662
Less accumulated depreciation and amortization	(565,335)	(511,664)
	4,895,238	4,686,998
Work in progress	40,234	28,908
	$4,935,472	$4,715,906

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. As of June 30, 2015, NNN had five Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2014, included eight properties, three of which were subsequently sold in 2015. Real estate held for sale consisted of the following as of (dollars in thousands):

	June 30, 2015	December 31, 2014
Land and improvements	$4,538	$5,453
Building and improvements	1,747	5,485
	6,285	10,938
Less accumulated depreciation and amortization	(39)	(1,512)
Less impairment	(2,493)	(2,257)
	$3,753	$7,169
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
	2015		2014			2015		2014
	# of Sold Properties	Gain	# of Sold Properties	Gain		# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	3	$30	10	$3,054		9	$7,260	12	$5,008
Income tax expense		—		—			(30)		(198)
		30		3,054			7,230		4,810
Gain on disposition of real estate included in discontinued operations	—	—	—	3	(1)	—	—	2	12	(1)
		$30		$3,057			$7,230		$4,822
(1) Amount includes deferred gain on previously sold properties.
Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of June 30, 2015, are outlined in the table below (dollars in thousands):

Number of properties	28
Total commitment(1)	$159,954
Amount funded	$82,330
Remaining commitment	$77,624
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

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Continuing operations	$2,686	$89	$3,714	$485
Discontinued operations	—	—	—	63
	$2,686	$89	$3,714	$548

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $33,241,000 and a weighted average interest rate of 1.1% during the six months ended June 30, 2015. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2015, $127,500,000 was outstanding and $522,500,000 was available for future borrowings under the Credit Facility.

Note 4 – Stockholders' Equity:
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
Dividend Reinvestment and Stock Repurchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Shares of common stock	82,271	290,399
Net proceeds	$3,019	$9,814

At-The-Market Offerings – NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued as of June 30, 2015	1,910,873	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2015		2014
	2015 ATM	2013 ATM	2013 ATM
Shares of common stock	1,910,873	214,000	1,861,206
Average price per share (net)	$39.70	$39.84	$35.21
Net proceeds	$75,857	$8,525	$65,526
Stock issuance costs(1)	$1,312	$130	$1,065
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the six months ended June 30, 2015 and 2014.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2015	2014
Series D preferred stock(1):
Dividends	$9,523	$9,523
Per depositary share	0.828125	0.828125

Series E preferred stock(1):
Dividends	8,194	8,194
Per depositary share	0.712500	0.712500

Common stock:
Dividends	111,400	98,958
Per share	0.840	0.810
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In July 2015, NNN declared a dividend of $0.435 per share, which is payable in August 2015 to its common stockholders of record as of July 31, 2015.

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

Note 6 – Derivatives:
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
As of June 30, 2015, $12,747,000 remained in other comprehensive income related to the effective portion of NNN’s previous interest rate hedges. During the six months ended June 30, 2015 and 2014, NNN reclassified out of other comprehensive income $832,000 and $351,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,729,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.

NNN does not use derivatives for trading or speculative purposes or currently have any derivatives that are not designated as hedges. NNN had no derivative financial instruments outstanding at June 30, 2015.

Note 7 – Fair Value Measurements:
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
NNN currently values its Residuals based upon a valuation which provides a discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Six Months Ended
June 30, 2015
Balance at beginning of period	$11,626
Total gains (losses) – realized/unrealized:
Included in earnings	(428)
Included in other comprehensive income	(384)
Interest income on Residuals	892
Cash received from Residuals	(874)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$10,832
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$246

Note 8 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at June 30, 2015 and December 31, 2014, approximate fair value based upon current market prices of similar instruments. At June 30, 2015 and December 31, 2014, the fair value of NNN’s notes payable was $1,768,369,000 and $1,813,439,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 9 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after June 30, 2015, the date of the condensed consolidated balance sheet.
In July 2015, the Company entered into three forward starting swaps with a total notional amount of $225,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward starting swaps were designated as cash flow hedges.
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
As of June 30, 2015, NNN owned 2,138 Properties, with an aggregate gross leasable area of approximately 23,747,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.4 years. Approximately 99 percent of the Properties were leased as of June 30, 2015.
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
NNN continues to maintain its diversification by tenant, geography and tenant’s line of trade. NNN’s highest lines of trade concentrations are the convenience store and restaurant (including full and limited service) sectors. These sectors represent a large part of the freestanding retail property marketplace and NNN’s management believes these sectors present attractive investment opportunities. The Property Portfolio is geographically concentrated in the south and southeast United States, which are regions of historically above-average population growth. Given these concentrations, any financial hardship within these sectors or geographic regions, respectively, could have a material adverse effect on the financial condition and operating performance of NNN.

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	June 30, 2015	December 31, 2014	June 30, 2014
Properties Owned:
Number	2,138	2,054	1,927
Total gross leasable area (square feet)	23,747,000	22,479,000	20,751,000
Properties:
Leased and unimproved land	2,113	2,025	1,897
Percent of Properties – leased and unimproved land	99%	99%	98%
Weighted average remaining lease term (years)	11.4	11.6	11.7
Total gross leasable area (square feet) – leased	23,255,000	21,938,000	20,165,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	June 30, 2015	December 31, 2014	June 30, 2014
1.	Convenience stores	17.5%	18.0%	19.3%
2.	Restaurants – full service	8.9%	9.1%	9.6%
3.	Automotive service	7.1%	7.2%	7.5%
4.	Restaurants – limited service	7.1%	6.5%	6.8%
5.	Family entertainment centers	5.6%	5.1%	2.3%
6.	Theaters	5.1%	5.2%	4.5%
7.	Automotive parts	4.5%	4.7%	5.1%
8.	Health and fitness	3.8%	3.9%	4.2%
9.	Banks	3.6%	3.7%	4.1%
10.	Recreational vehicle dealers, parts and accessories	3.6%	3.1%	3.2%
	Other	33.2%	33.5%	33.4%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisitions:
Number of Properties	37	34	93	81
Gross leasable area (square feet)	669,000	213,000	1,451,000	522,000
Initial cash yield	7.1%	7.5%	7.2%	7.6%
Total dollars invested(1)	$147,775	$91,957	$302,952	$185,998
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through available cash, borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of properties	3	10	9	14
Gross leasable area (square feet)	64,000	93,000	177,000	177,000
Net sales proceeds	$2,203	$14,981	$25,475	$26,226
Gain, net of income tax expense	$30	$3,057	$7,230	$4,822

NNN typically uses the proceeds from Property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter and six months ended June 30, 2015, rental income increased primarily due to additional Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended June 30,					Six Months Ended June 30,
				Percent of Total					Percent of Total
	2015	2014	Percent Increase (Decrease)	2015	2014	2015	2014	Percent Increase (Decrease)	2015	2014
Rental Income(1)	$113,224	$101,388	11.7%	96.6%	96.0%	$225,288	$200,977	12.1%	96.5%	95.9%
Real estate expense reimbursement from tenants	3,324	3,228	3.0%	2.8%	3.1%	6,838	6,460	5.9%	2.9%	3.1%
Interest and other income from real estate transactions	213	543	(60.8)%	0.2%	0.5%	376	1,334	(71.8)%	0.2%	0.6%
Interest income on commercial mortgage residual interests	447	454	(1.5)%	0.4%	0.4%	892	906	(1.5)%	0.4%	0.4%
Total revenues from continuing operations	$117,208	$105,613	11.0%	100.0%	100.0%	$233,394	$209,677	11.3%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter and Six Months Ended June 30, 2015 versus Quarter and Six Months Ended June 30, 2014
Rental Income. Rental Income increased in amount and as a percent of the total revenues from continuing operations for the quarter and six months ended June 30, 2015 as compared to the same period in 2014. The increase in rental income is primarily due to a partial year of Rental Income received as a result of the acquisition of 93 properties with aggregate gross leasable area of approximately 1,451,000 square feet during 2015 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,417,000 square feet in 2014.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and six months ended June 30, 2015, primarily due to an increase in depreciation expense and an increase in impairment charges as compared to the same period in 2014. The following table summarizes NNN’s expenses from continuing operations for the quarter ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2015	2014		2015	2014	2015	2014
General and administrative	$7,830	$8,055	(2.8)%	15.7%	19.7%	6.7%	7.6%
Real estate	4,658	4,746	(1.9)%	9.4%	11.6%	3.9%	4.5%
Depreciation and amortization	34,202	28,007	22.1%	68.6%	68.3%	29.2%	26.5%
Impairment – commercial mortgage residual interests valuation	428	77	455.8%	0.9%	0.2%	0.4%	0.1%
Impairment losses	2,686	89	2,918.0%	5.4%	0.2%	2.3%	0.1%
Total operating expenses	$49,804	$40,974	21.6%	100.0%	100.0%	42.5%	38.8%

Interest and other income	$(35)	$(94)	(62.8)%	(0.2)%	(0.4)%	—	(0.1)%
Interest expense	21,678	21,761	(0.4)%	99.8%	100.3%	18.5%	20.6%
Real estate acquisition costs	96	19	405.3%	0.4%	0.1%	0.1%	—
Total other expenses	$21,739	$21,686	0.2%	100.0%	100.0%	18.6%	20.5%

The following table summarizes NNN’s expenses from continuing operations for the six months ended June 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2015	2014		2015	2014	2015	2014
General and administrative	$16,435	$16,762	(2.0)%	17.1%	20.3%	7.0%	8.0%
Real estate	9,417	9,086	3.6%	9.8%	11.0%	4.0%	4.4%
Depreciation and amortization	66,343	56,019	18.4%	68.8%	67.8%	28.4%	26.7%
Impairment – commercial mortgage residual interests valuation	428	235	82.1%	0.4%	0.3%	0.2%	0.1%
Impairment losses	3,714	485	665.8%	3.9%	0.6%	1.6%	0.2%
Total operating expenses	$96,337	$82,587	16.6%	100.0%	100.0%	41.2%	39.4%

Interest and other income	$(47)	$(158)	(70.3)%	(0.1)%	(0.4)%	—	(0.1)%
Interest expense	43,464	42,040	3.4%	98.5%	99.8%	18.6%	20.1%
Real estate acquisition costs	$695	$227	206.2%	1.6%	0.6%	0.3%	0.1%
Total other expenses	$44,112	$42,109	4.8%	100.0%	100.0%	18.9%	20.1%
(1) Not Calculable ("N/C")

Quarter and Six Months Ended June 30, 2015 versus Quarter and Six Months Ended June 30, 2014
Real Estate.  Real estate expenses increased for the six months ended June 30, 2015, as compared to the same period in 2014. Real estate expenses decreased as a percentage of both total operating expenses and revenues from continuing operations for the six months ended June 30, 2015, as compared to the same period in 2014. The increase in expense for the six months ended June 30, 2015, is primarily due to additional reimbursable expenses from certain properties acquired during the six months ended June 30, 2015, and from certain properties acquired during the year ended December 31, 2014. The increase was partially offset by a decrease in real estate expenses that are not reimbursable by the tenant for the six months ended June 30, 2015, as compared to the same period in 2014.
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and six months ended June 30, 2015, as compared to the quarter and six months ended June 30, 2014. The increase in expenses is primarily due to the acquisition of 93 properties with aggregate gross leasable area of approximately 1,451,000 square feet during 2015 and 221 properties with an aggregate gross leasable area of approximately 2,417,000 square feet during 2014.
Impairment Losses. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recorded $3,714,000 and $485,000 of real estate impairments during the six months ended June 30, 2015 and 2014, respectively, of which $2,686,000 and $89,000 was recorded during the quarters ended June 30, 2015 and 2014, respectively.
Interest Expense.  Interest expense increased for the six months ended June 30, 2015 but remained flat for the quarter ended June 30, 2015, as compared to the same period in 2014. Interest expense decreased as a percentage of revenues from continuing operations and as a percentage of total operating expenses for the quarter and six months ended June 30, 2015 as compared to the same periods in 2014.
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

(iv)	the assumption of a mortgage in November 2014 of $14,430,000 in connection with a Property acquisition with an interest rate of 5.230%; and

(v)
the $21,902,000 decrease in the weighted average debt outstanding on the Credit Facility for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, and a slightly lower weighted average interest rate for the six months ended June 30, 2015, as compared to the same period in 2014.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Cash and cash equivalents:
Provided by operating activities	$167,829	$138,251
Used in investing activities	(259,946)	(160,420)
Provided by financing activities	83,961	106,042
Increase (decrease)	(8,156)	83,873
Net cash at beginning of period	10,604	1,485
Net cash at end of period	$2,448	$85,358

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the six months ended June 30, 2015 and 2014, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.
NNN’s financing activities for the six months ended June 30, 2015, included the following significant transactions:

•	$127,500,000 in net proceeds from NNN's Credit Facility,

•	$3,019,000 in net proceeds from the issuance of 82,271 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$84,382,000 in net proceeds from the issuance of 2,124,873 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$9,523,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$8,194,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$111,400,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of June 30, 2015, are outlined in the table below (dollars in thousands):

Number of properties	28
Total commitment(1)	$159,954
Amount funded	$82,330
Remaining commitment	$77,624
(1) Includes land, construction costs, tenant improvements and lease costs.
As of June 30, 2015, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of June 30, 2015, NNN owned 25 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
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
The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2015	2014
Series D preferred stock(1):
Dividends	$9,523	$9,523
Per depositary share	0.828125	0.828125

Series E preferred stock(1):
Dividends	8,194	8,194
Per depositary share	0.712500	0.712500

Common stock:
Dividends	111,400	98,958
Per share	0.840	0.810
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.
In July 2015, NNN declared a dividend of $0.435 per share which is payable in August 2015 to its common stockholders of record as of July 31, 2015.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	June 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Line of credit payable	$127,500	6.8%	$—	—
Mortgages payable	25,109	1.4%	26,339	1.5%
Notes payable	1,715,354	91.8%	1,714,715	98.5%
Total outstanding debt	$1,867,963	100.0%	$1,741,054	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 revolving Credit Facility had a weighted average outstanding balance of $33,241,000 and a weighted average interest rate of 1.1% during the six months ended June 30, 2015. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of June 30, 2015, $127,500,000 was outstanding and $522,500,000 was available for future borrowings, under the Credit Facility.
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

	Six Months Ended June 30,
	2015	2014
Shares of common stock	82,271	290,399
Net proceeds	$3,019	$9,814

At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued at June 30, 2015	1,910,873	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Six Months Ended June 30,
	2015		2014
	2015 ATM	2013 ATM	2013 ATM
Shares of common stock	1,910,873	214,000	1,861,206
Average price per share (net)	$39.70	$39.84	$35.21
Net proceeds	$75,857	$8,525	$65,526
Stock issuance costs(1)	$1,312	$130	$1,065
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the six months ended June 30, 2015 and 2014.

Recent Accounting Pronouncements

Refer to Note 1 to the June 30, 2015, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of June 30, 2015, NNN had no outstanding derivatives.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of June 30, 2015 and December 31, 2014. The table presents principal payments and related interest rates by year for debt obligations outstanding as of June 30, 2015. The table incorporates only those debt obligations that existed as of June 30, 2015, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by less than one percent for the six months ended June 30, 2015.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation		Effective Interest Rate
2015	$—	—	$913	6.27%	$149,976		6.19%
2016	—	—	7,442	5.87%	—		—
2017	—	—	3,362	6.20%	249,744		6.92%
2018	—	—	623	5.23%	—		—
2019	127,500	1.10%	653	5.23%	—		—
Thereafter	—	—	12,116	5.23%	1,315,634	(3)	4.20%
Total	$127,500	1.10%	$25,109	5.42%	$1,715,354		4.77%
Fair Value:
June 30, 2015	$127,500		$25,109		$1,768,369
December 31, 2014	$—		$26,339		$1,813,439

(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums.
(2) Includes NNN’s notes payable, each net of unamortized discount. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2019.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $10,832,000 and $11,626,000 as of June 30, 2015 and December 31, 2014, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of June 30, 2015 of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2015, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 30th day of July, 2015.

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2015, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.