Form 10-Q
period 2015-09-30
NATIONAL RETAIL PROPERTIES, INC.
filed 2015-11-03
CIK 751364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2015
OR
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
136,161,665 shares of common stock, $0.01 par value, outstanding as of October 29, 2015.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
NATIONAL RETAIL PROPERTIES, INC. and SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Real estate portfolio:
Accounted for using the operating method, net of accumulated depreciation and amortization	$5,163,123	$4,716,368
Accounted for using the direct financing method	14,850	16,974
Real estate held for sale	3,593	6,707
Mortgages, notes and accrued interest receivable, net of allowance of $144 at September 30, 2015	10,427	11,075
Commercial mortgage residual interests	10,974	11,626
Cash and cash equivalents	2,615	10,604
Receivables, net of allowance of $565 and $1,784, respectively	2,020	3,013
Accrued rental income, net of allowance of $3,066 and $3,086, respectively	25,087	25,659
Debt costs, net of accumulated amortization of $15,220 and $14,353, respectively	14,386	16,453
Other assets	102,160	108,235
Total assets	$5,349,235	$4,926,714
LIABILITIES AND EQUITY
Liabilities:
Line of credit payable	$282,400	$—
Mortgages payable, including unamortized premium of $735 and $890, respectively	24,527	26,339
Notes payable, net of unamortized discount of $9,321 and $10,285, respectively	1,715,679	1,714,715
Accrued interest payable	29,513	17,396
Other liabilities	131,930	85,172
Total liabilities	2,184,049	1,843,622

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 15,000,000 shares
6.625% Series D, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
5.700% Series E, 115,000 shares issued and outstanding, at stated liquidation value of $2,500 per share	287,500	287,500
Common stock, $0.01 par value. Authorized 375,000,000 shares; 135,485,173 and 132,010,104 shares issued and outstanding, respectively	1,357	1,322
Capital in excess of par value	2,844,152	2,711,678
Retained earnings (loss)	(237,712)	(196,827)
Accumulated other comprehensive income (loss)	(18,015)	(8,658)
Total stockholders’ equity of NNN	3,164,782	3,082,515
Noncontrolling interests	404	577
Total equity	3,165,186	3,083,092
Total liabilities and equity	$5,349,235	$4,926,714
See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income from operating leases	$118,218	$105,013	$342,407	$304,798
Earned income from direct financing leases	340	427	1,142	1,306
Percentage rent	331	177	628	489
Real estate expense reimbursement from tenants	3,469	3,323	10,307	9,783
Interest and other income from real estate transactions	345	452	721	1,786
Interest income on commercial mortgage residual interests	440	464	1,332	1,370
	123,143	109,856	356,537	319,532
Operating expenses:
General and administrative	8,643	8,046	25,078	24,807
Real estate	4,782	4,583	14,199	13,669
Depreciation and amortization	33,607	29,768	99,950	85,787
Impairment – commercial mortgage residual interests valuation	53	21	481	256
Impairment losses, net of recoveries	(3)	77	3,711	562
	47,082	42,495	143,419	125,081
Earnings from operations	76,061	67,361	213,118	194,451
Other expenses (revenues):
Interest and other income	(20)	(87)	(67)	(245)
Interest expense	21,996	21,641	65,460	63,681
Real estate acquisition costs	199	961	894	1,188
	22,175	22,515	66,287	64,624
Earnings from continuing operations before income tax expense	53,886	44,846	146,831	129,827
Income tax expense	(545)	(372)	(491)	(721)
Earnings from continuing operations	53,341	44,474	146,340	129,106
Earnings from discontinued operations, net of income tax expense	—	142	—	124
Earnings before gain on disposition of real estate, net of income tax expense	53,341	44,616	146,340	129,230
Gain on disposition of real estate, net of income tax expense	1,914	3,356	9,145	8,166
Earnings including noncontrolling interests	55,255	47,972	155,485	137,396
Earnings attributable to noncontrolling interests:
Continuing operations	(57)	(32)	(120)	(552)
Net earnings attributable to NNN	$55,198	$47,940	$155,365	$136,844

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net earnings attributable to NNN	$55,198	$47,940	$155,365	$136,844
Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(14,285)
Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Net earnings attributable to common stockholders	$46,339	$39,081	$128,789	$110,268
Net earnings per share of common stock:
Basic:
Continuing operations	$0.34	$0.31	$0.96	$0.89
Net earnings	$0.34	$0.31	$0.96	$0.89
Diluted:
Continuing operations	$0.34	$0.31	$0.96	$0.89
Net earnings	$0.34	$0.31	$0.96	$0.89
Weighted average number of common shares outstanding:
Basic	133,892,905	124,554,066	132,949,978	122,884,360
Diluted	134,246,098	125,045,097	133,306,268	123,366,064
Other comprehensive income:
Net earnings attributable to NNN	$55,198	$47,940	$155,365	$136,844
Amortization of interest rate hedges	424	385	1,256	736
Fair value forward starting swaps	(10,297)	—	(10,297)	(6,312)
Net gain (loss) – commercial mortgage residual interests	116	(224)	(268)	701
Net gain (loss) – available-for-sale securities	26	(202)	(48)	(111)
Comprehensive income attributable to NNN	$45,467	$47,899	$146,008	$131,858

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Earnings including noncontrolling interests	$155,485	$137,396
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,950	85,790
Impairment losses, net of recoveries	3,711	625
Impairment – commercial mortgage residual interests valuation	481	256
Amortization of notes payable discount	964	924
Amortization of debt costs	2,142	2,066
Amortization of mortgages payable premium	(156)	(49)
Amortization of deferred interest rate hedges	1,256	736
Interest rate hedge payment	—	(6,312)
Gain on disposition of real estate	(9,231)	(8,627)
Performance incentive plan expense	7,524	7,334
Performance incentive plan payment	(676)	(2,808)
Change in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Decrease in real estate leased to others using the direct financing method	945	1,013
Decrease in mortgages, notes and accrued interest receivable	73	60
Decrease in receivables	993	894
Decrease (increase) in accrued rental income	161	(1,414)
Decrease in other assets	5,137	1,178
Increase in accrued interest payable	12,117	13,395
Decrease in other liabilities	(3,161)	(1,870)
Other	267	1,166
Net cash provided by operating activities	277,982	231,753
Cash flows from investing activities:
Proceeds from the disposition of real estate	33,064	44,748
Additions to real estate:
Accounted for using the operating method	(527,818)	(525,371)
Increase in mortgages and notes receivable	—	(7,246)
Principal payments on mortgages and notes receivable	1,075	13,158
Other	(1,697)	(3,032)
Net cash used in investing activities	(495,376)	(477,743)

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from line of credit payable	$1,194,500	$557,000
Repayment of line of credit payable	(912,100)	(468,500)
Repayment of mortgages payable	(1,657)	(825)
Proceeds from notes payable	—	349,293
Repayment of notes payable	—	(150,000)
Payment of debt costs	(75)	(3,263)
Proceeds from issuance of common stock	127,485	146,978
Payment of Series D Preferred Stock dividends	(14,285)	(14,285)
Payment of Series E Preferred Stock dividends	(12,291)	(12,291)
Stock issuance costs	(2,206)	(2,192)
Payment of common stock dividends	(169,674)	(151,274)
Noncontrolling interest distributions	(292)	(1,232)
Net cash provided by financing activities	209,405	249,409
Net increase (decrease) in cash and cash equivalents	(7,989)	3,419
Cash and cash equivalents at beginning of period	10,604	1,485
Cash and cash equivalents at end of period	$2,615	$4,904
Supplemental disclosure of cash flow information:
Interest paid, net of amount capitalized	$50,770	$47,927
Taxes paid	$224	$142
Supplemental disclosure of noncash investing and financing activities:
Issued 279,712 and 382,645 shares of restricted and unrestricted common stock in 2015 and 2014, respectively, pursuant to NNN’s performance incentive plan	$8,778	$10,741
Issued 11,658 and 12,166 shares of common stock in 2015 and 2014, respectively, pursuant to NNN’s Deferred Director Fee Plan	$209	$197
Change in other comprehensive income	$9,357	$4,986
Mortgages payable assumed in connection with real estate transactions	$—	$2,824
Mortgage receivable accepted in connection with real estate transactions	$500	$62
Note receivable accepted in connection with real estate transactions	$—	$70
Change in lease classification (direct financing lease to operating lease)	$1,179	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL RETAIL PROPERTIES, INC.
and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

September 30, 2015
Property Portfolio:
Total properties	2,231
Gross leasable area (square feet)	24,451,000
States	47
Weighted average remaining lease term (years)	11.5
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles ("GAAP"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2015, may not be indicative of the results that may be expected for the year ending December 31, 2015. Amounts as of December 31, 2014, included in the condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The unaudited condensed consolidated financial statements, included herein, should be read in conjunction with the consolidated financial statements and notes thereto as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in NNN's Form 10-K for the year ended December 31, 2014.
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
Real Estate Portfolio – NNN records the acquisition of real estate which is not subject to a lease at cost, including acquisition and closing costs. The cost of properties developed by NNN includes direct and indirect costs of construction, property taxes, interest and other miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. During the quarter and nine months ended September 30, 2015, NNN recorded $685,000 and $1,633,000, respectively, in capitalized interest during the development period and recorded $397,000 and $1,318,000 in capitalized interest during the development period for the same periods in 2014, respectively.
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
Intangible assets and liabilities consisted of the following as of (dollars in thousands):

	September 30, 2015	December 31, 2014
Intangible lease assets (included in Other assets):
Value of above market in-place leases, net	$11,268	$11,751
Value of in-place leases, net	64,067	65,770
Intangible lease liabilities (included in Other liabilities):
Value of below market in-place leases, net	26,813	29,162
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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and Diluted Earnings:
Net earnings attributable to NNN	$55,198	$47,940	$155,365	$136,844
Less: Series D preferred stock dividends	(4,762)	(4,762)	(14,285)	(14,285)
Less: Series E preferred stock dividends	(4,097)	(4,097)	(12,291)	(12,291)
Net earnings available to NNN’s common stockholders	46,339	39,081	128,789	110,268
Less: Earnings allocated to unvested restricted shares	(183)	(205)	(523)	(567)
Net earnings used in basic and diluted earnings per share	$46,156	$38,876	$128,266	$109,701

Basic and Diluted Weighted Average Shares Outstanding:
Weighted average number of shares outstanding	134,789,572	125,559,410	133,810,946	123,834,126
Less: Unvested restricted stock	(420,417)	(489,095)	(409,839)	(460,814)
Less: Unvested contingent shares	(476,250)	(516,249)	(451,129)	(488,952)
Weighted average number of shares outstanding used in basic earnings per share	133,892,905	124,554,066	132,949,978	122,884,360
Other dilutive securities	353,193	491,031	356,290	481,704
Weighted average number of shares outstanding used in diluted earnings per share	134,246,098	125,045,097	133,306,268	123,366,064
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

Accumulated Other Comprehensive Income (Loss) – The following table outlines the changes in accumulated other comprehensive income (dollars in thousands):

	Gains or Losses on Cash Flow Hedges (1)		Gains and Losses on Commercial Mortgage Residual Interests (2)		Gains and Losses on Available-for-Sale Securities	Total
Beginning balance, December 31, 2014	$(13,579)		$4,793		$128	$(8,658)

Other comprehensive income (loss)	(10,297)		(514)		(48)	(10,859)
Reclassifications from accumulated other comprehensive income to net earnings	1,256	(3)	246	(4)	—	1,502
Net current period other comprehensive income (loss)	(9,041)		(268)		(48)	(9,357)
Ending balance, September 30, 2015	$(22,620)		$4,525		$80	$(18,015)
(1) Additional disclosure is included in Note 6 – Derivatives.
(2) Additional disclosure is included in Note 7 – Fair Value Measurements.
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
New Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The core principle of ASU 2014-09, is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Certain contracts are excluded from ASU 2014-09, including lease contracts within the scope of the FASB guidance included in Leases. NNN is currently evaluating to determine the potential impact, if any, the adoption of ASU 2014-09 will have on its financial position and results of operations.
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
In November 2014, the FASB issued ASU 2014-16, "Derivatives and Hedging (Topic 815)." Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 will not have a significant impact on NNN’s financial position or results of operations.
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
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments,” effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. NNN is currently evaluating to determine the potential disclosure impact, if any, the adoption of ASU 2015-06 will have on its financial position and results of operations.
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

Note 2 – Real Estate:
Real Estate – Portfolio
Leases – The following outlines key information for NNN’s leases:

September 30, 2015
Lease classification:
Operating	2,270
Direct financing	10
Building portion – direct financing/land portion – operating	2
Weighted average remaining lease term (years)	11.5
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

Real Estate Portfolio – Accounted for Using the Operating Method – Real estate subject to operating leases consisted of the following as of (dollars in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$1,911,095	$1,783,873
Buildings and improvements	3,790,352	3,413,701
Leasehold interests	1,290	1,290
	5,702,737	5,198,864
Less accumulated depreciation and amortization	(593,705)	(511,404)
	5,109,032	4,687,460
Work in progress	54,091	28,908
	$5,163,123	$4,716,368

Real Estate – Held For Sale
On a quarterly basis, the Company evaluates its Properties for held for sale classification based on specific criteria as outlined in ASC 360, Property, Plant & Equipment, including management’s intent to commit to a plan to sell the asset. As of September 30, 2015, NNN had six Properties categorized as held for sale. NNN anticipates the disposition of these Properties to occur within 12 months. NNN's real estate held for sale at December 31, 2014, included 10 properties, four of which were subsequently sold in 2015. Real estate held for sale consisted of the following as of (dollars in thousands):

	September 30, 2015	December 31, 2014
Land and improvements	$2,347	$3,867
Building and improvements	1,569	5,634
	3,916	9,501
Less accumulated depreciation and amortization	(323)	(1,772)
Less impairment	—	(1,022)
	$3,593	$6,707
Real Estate – Dispositions
The following table summarizes the number of Properties sold and the corresponding gain recognized on the disposition of Properties (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
	2015		2014			2015		2014
	# of Sold Properties	Gain	# of Sold Properties	Gain		# of Sold Properties	Gain	# of Sold Properties	Gain
Gain on disposition of real estate	5	$1,970	10	$3,464		14	$9,231	22	$8,472
Income tax expense		(56)		(108)			(86)		(306)
		1,914		3,356			9,145		8,166
Gain on disposition of real estate included in discontinued operations	—	—	—	143	(1)	—	—	2	155	(1)
		$1,914		$3,499			$9,145		$8,321
(1) Amount includes deferred gain on previously sold properties.

Real Estate – Commitments
NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of September 30, 2015, are outlined in the table below (dollars in thousands):

Number of properties	35
Total commitment(1)	$165,832
Amount funded	$93,530
Remaining commitment	$72,302
(1) Includes land, construction costs, tenant improvements and lease costs.
Real Estate – Impairments
Management periodically assesses its real estate for possible impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset, including accrued rental income, may not be recoverable through operations. Events or circumstances that may occur include significant changes in real estate market conditions and the ability of NNN to re-lease or sell properties that are vacant or become vacant in a reasonable period of time. Impairments are measured as the amount by which the current book value of the asset exceeds the estimated fair value of the asset. As a result of the Company's review of long lived assets, including identifiable intangible assets, NNN recognized the following real estate impairments, net of recoveries (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Continuing operations	$(3)	$77	$3,711	$562
Discontinued operations	—	—	—	63
	$(3)	$77	$3,711	$625

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

Note 3 – Line of Credit Payable:
NNN's $650,000,000 revolving credit facility (the “Credit Facility”) had a weighted average outstanding balance of $85,997,000 and a weighted average interest rate of 1.1% during the nine months ended September 30, 2015. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2015, $282,400,000 was outstanding and $367,600,000 was available for future borrowings under the Credit Facility.

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
Dividend Reinvestment and Stock Repurchase Plan – In February 2015, NNN filed a shelf registration statement with the Commission for its Dividend Reinvestment and Stock Purchase Plan ("DRIP") which permits the issuance by NNN of up to 16,000,000 shares of common stock. The following table outlines the common stock issuances pursuant to NNN's DRIP (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Shares of common stock	147,614	300,231
Net proceeds	$5,409	$10,171

At-The-Market Offerings – NNN has established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued as of September 30, 2015	2,891,502	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2015		2014
	2015 ATM	2013 ATM	2013 ATM
Shares of common stock	2,891,502	214,000	3,758,362
Average price per share (net)	$38.62	$39.84	$35.91
Net proceeds	$111,674	$8,525	$134,962
Stock issuance costs(1)	$1,894	$130	$2,153
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the nine months ended September 30, 2015 and 2014.
Dividends – The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2015	2014
Series D preferred stock(1):
Dividends	$14,285	$14,285
Per depositary share	1.242188	1.242188

Series E preferred stock(1):
Dividends	12,291	12,291
Per depositary share	1.068750	1.068750

Common stock:
Dividends	169,674	151,274
Per share	1.275	1.230
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.

In October 2015, NNN declared a dividend of $0.435 per share, which is payable in November 2015 to its common stockholders of record as of October 30, 2015.

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
NNN has had no increases or decreases in unrecognized tax benefits for current or prior years. Further, no interest or penalties have been included since no reserves were recorded and no significant increases or decreases are expected to occur within the next 12 months. When applicable, such interest and penalties will be recorded as non-operating expenses. The periods that remain open under federal statute are 2012 through 2015. NNN also files tax returns in many states with varying open years under statute.

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
The following table outlines NNN's derivatives which were hedging the risk of changes in forecasted interest payments on forecasted issuance of long-term debt (dollars in thousands):

Terminated	Description	Aggregate Notional Amount	Fair Value When Terminated (1)	Fair Value Deferred In Other Comprehensive Income (2)
September 2007	Two interest rate hedges	$100,000	$3,260	$3,228
June 2011	Two treasury locks	150,000	5,300	5,218
April 2013	Four forward starting swaps	240,000	3,156	3,141
May 2014	Three forward starting swaps	225,000	6,312	6,312
(1) Liability
(2) The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the related notes payable.
As of September 30, 2015, $12,323,000 remained in other comprehensive income related to the effective portion of NNN’s previous terminated interest rate hedges. During the nine months ended September 30, 2015 and 2014, NNN reclassified out of other comprehensive income $1,256,000 and $736,000, respectively, as an increase to interest expense. Over the next 12 months, NNN estimates that an additional $1,751,000 will be reclassified as an increase in interest expense. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on NNN’s long-term debt.
During the quarter ended September 30, 2015, NNN entered into four forward starting swaps with a total notional amount of $300,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The outstanding forward swaps were designed as cash flow hedges, and at September 30, 2015, have a fair value of $10,297,000 included in other liabilities and other comprehensive income on the condensed consolidated balance sheet. No hedge ineffectiveness was recognized during the quarter ended September 30, 2015.
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
NNN currently values its Residuals based upon a valuation which provides a discounted cash flow analysis based upon estimated prepayment speeds, expected loan losses and yield curves. These valuation inputs are generally considered unobservable; therefore, the Residuals are considered Level 3 financial assets. The table below presents a roll forward of the Residuals (dollars in thousands):

Nine Months Ended
September 30, 2015
Balance at beginning of period	$11,626
Total gains (losses) – realized/unrealized:
Included in earnings	(481)
Included in other comprehensive income	(268)
Interest income on Residuals	1,332
Cash received from Residuals	(1,235)
Purchases, sales, issuances and settlements, net	—
Transfers in and/or out of Level 3	—
Balance at end of period	$10,974
Changes in gains (losses) included in earnings attributable to a change in unrealized gains (losses) relating to assets still held at the end of period	$246

Note 8 – Fair Value of Financial Instruments:
NNN believes the carrying value of its Credit Facility approximates fair value based upon its nature, terms and variable interest rate. NNN believes that the carrying value of its cash and cash equivalents, mortgages, notes and other receivables, mortgages payable and other liabilities at September 30, 2015 and December 31, 2014, approximate fair value based upon current market prices of similar instruments. At September 30, 2015 and December 31, 2014, the fair value of NNN’s notes payable was $1,776,607,000 and $1,813,439,000, respectively, based upon quoted market prices, which is a Level 1 valuation since NNN's debt is publicly traded.

Note 9 – Subsequent Events:
NNN reviewed its subsequent events and transactions that have occurred after September 30, 2015, the date of the condensed consolidated balance sheet.
In October 2015, NNN closed on its public offering of $400,000,000 principal amount of 4.00% senior unsecured notes due November 15, 2025 (“2025 Notes”). The public offering price was 99.759% of the principal amount for a yield to maturity of 4.029%.  The 2025 Notes are senior unsecured obligations of the Company and are registered under the Company's existing shelf registration statement filed with the Securities and Exchange Commission. Additionally, in connection with this note issuance, NNN terminated the forward starting swaps with an aggregate notional amount of $300,000,000 that were hedging the risk of changes in forecasted interest payments on a forecasted issuance of long-term debt. When terminated, the fair value of the forward starting swaps, designated as cash flow hedges, was a liability of $13,369,000, which was deferred in other comprehensive income. The amount reported in accumulated other comprehensive income will be reclassified to interest expense as interest payments are made on the 2025 Notes.
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

Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). These statements generally are characterized by the use of terms such as "believe," "expect," "intend," "may," "estimated" or similar words or expressions. Forward-looking statements are not historical facts or guarantees of future performance and are subject to known and unknown risks. Certain factors that could cause actual results or events to differ materially from those NNN anticipates or projects include, but are not limited to, the following:

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
As of September 30, 2015, NNN owned 2,231 Properties, with an aggregate gross leasable area of approximately 24,451,000 square feet, located in 47 states, with a weighted average remaining lease term of 11.5 years. Approximately 99 percent of the Properties were leased as of September 30, 2015.
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

Results of Operations
Property Analysis
General.  The following table summarizes the Property Portfolio:

	September 30, 2015	December 31, 2014	September 30, 2014
Properties Owned:
Number	2,231	2,054	2,038
Total gross leasable area (square feet)	24,451,000	22,479,000	22,125,000
Properties:
Leased and unimproved land	2,210	2,025	2,014
Percent of Properties – leased and unimproved land	99%	99%	99%
Weighted average remaining lease term (years)	11.5	11.6	11.8
Total gross leasable area (square feet) – leased	24,009,000	21,938,000	21,681,000

The following table summarizes the diversification of the Property Portfolio based on the top 10 lines of trade:

		% of Annual Base Rent (1)
	Lines of Trade	September 30, 2015	December 31, 2014	September 30, 2014
1.	Convenience stores	16.8%	18.0%	18.8%
2.	Restaurants – full service	11.2%	9.1%	9.1%
3.	Restaurants – limited service	7.0%	6.5%	6.6%
4.	Automotive service	6.9%	7.2%	7.2%
5.	Family entertainment centers	5.4%	5.1%	5.2%
6.	Theaters	5.1%	5.2%	4.7%
7.	Automotive parts	4.3%	4.7%	4.8%
8.	Health and fitness	3.6%	3.9%	4.0%
9.	Recreational vehicle dealers, parts and accessories	3.6%	3.1%	3.2%
10.	Banks	3.5%	3.7%	3.8%
	Other	32.6%	33.5%	32.6%
		100.0%	100.0%	100.0%
(1) Based on annualized base rent for all leases in place for each respective period.

Property Acquisitions.  The following table summarizes the Property acquisitions (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisitions:
Number of Properties	97	121	190	202
Gross leasable area (square feet)	732,000	1,484,000	2,183,000	2,006,000
Initial cash yield	7.2%	7.4%	7.2%	7.4%
Total dollars invested(1)	$263,864	$345,543	$566,816	$531,541
(1) Includes dollars invested in projects under construction or tenant improvements for each respective year.
NNN typically funds Property acquisitions either through available cash, borrowings under NNN's unsecured revolving credit facility (the "Credit Facility") (see "Debt – Line of Credit Payable") or by issuing its debt or equity securities in the capital markets.

Property Dispositions.  The following table summarizes the Properties sold by NNN (dollars in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of properties	5	10	14	24
Gross leasable area (square feet)	30,000	83,000	207,000	260,000
Net sales proceeds	$8,160	$15,217	$33,635	$41,442
Gain, net of income tax expense	$1,914	$3,499	$9,145	$8,321

NNN typically uses the proceeds from Property sales either to pay down the Credit Facility or reinvest in real estate.
Analysis of Revenue From Continuing Operations
General.  During the quarter and nine months ended September 30, 2015, rental income increased primarily due to additional Property acquisitions (See “Results of Operations – Property Analysis – Property Acquisitions”). NNN anticipates increases in rental income will continue to come from additional Property acquisitions and increases in rents pursuant to lease terms.
The following table summarizes NNN’s revenues from continuing operations (dollars in thousands):

	Quarter Ended September 30,					Nine Months Ended September 30,
				Percent of Total					Percent of Total
	2015	2014	Percent Increase (Decrease)	2015	2014	2015	2014	Percent Increase (Decrease)	2015	2014
Rental Income(1)	$118,889	$105,617	12.6%	96.5%	96.2%	$344,177	$306,593	12.3%	96.5%	95.9%
Real estate expense reimbursement from tenants	3,469	3,323	4.4%	2.8%	3.0%	10,307	9,783	5.4%	2.9%	3.1%
Interest and other income from real estate transactions	345	452	(23.7)%	0.3%	0.4%	721	1,786	(59.6)%	0.2%	0.6%
Interest income on commercial mortgage residual interests	440	464	(5.2)%	0.4%	0.4%	1,332	1,370	(2.8)%	0.4%	0.4%
Total revenues from continuing operations	$123,143	$109,856	12.1%	100.0%	100.0%	$356,537	$319,532	11.6%	100.0%	100.0%
(1) Includes rental income from operating leases, earned income from direct financing leases and percentage rent from continuing operations (“Rental Income”).
Quarter and Nine Months Ended September 30, 2015 versus Quarter and Nine Months Ended September 30, 2014
Rental Income. Rental Income increased in amount and as a percent of the total revenues from continuing operations for the quarter and nine months ended September 30, 2015 as compared to the same period in 2014. The increase in Rental Income is primarily due to a partial year of Rental Income received as a result of the acquisition of 190 properties with aggregate gross leasable area of approximately 2,183,000 square feet during 2015 and a full year of Rental Income received as a result of the acquisition of 221 properties with a gross leasable area of approximately 2,417,000 square feet in 2014. During the quarter and nine months ended September 30, 2015, NNN recorded $1,950,000 of rental revenue from settlement with a prior tenant.

Analysis of Expenses from Continuing Operations
General.  Operating expenses from continuing operations increased for the quarter and nine months ended September 30, 2015, primarily due to an increase in depreciation expense as compared to the same period in 2014. An increase in impairment charges also contributed to the increase in operating expenses for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The following table summarizes NNN’s expenses from continuing operations for the quarter ended September 30 (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2015	2014		2015	2014	2015	2014
General and administrative	$8,643	$8,046	7.4%	18.4%	18.9%	7.0%	7.3%
Real estate	4,782	4,583	4.3%	10.2%	10.8%	3.9%	4.2%
Depreciation and amortization	33,607	29,768	12.9%	71.3%	70.1%	27.3%	27.1%
Impairment – commercial mortgage residual interests valuation	53	21	152.4%	0.1%	—	—	—
Impairment losses, net of recoveries	(3)	77	(103.9)%	—	0.2%	—	0.1%
Total operating expenses	$47,082	$42,495	10.8%	100.0%	100.0%	38.2%	38.7%

Interest and other income	$(20)	$(87)	(77.0)%	(0.1)%	(0.4)%	—	(0.1)%
Interest expense	21,996	21,641	1.6%	99.2%	96.1%	17.9%	19.7%
Real estate acquisition costs	199	961	(79.3)%	0.9%	4.3%	0.1%	0.9%
Total other expenses	$22,175	$22,515	(1.5)%	100.0%	100.0%	18.0%	20.5%

The following table summarizes NNN’s expenses from continuing operations for the nine months ended September 30, (dollars in thousands):

			Percent Increase (Decrease)	Percentage of Total		Percentage of Revenues from Continuing Operations
	2015	2014		2015	2014	2015	2014
General and administrative	$25,078	$24,807	1.1%	17.5%	19.8%	7.0%	7.8%
Real estate	14,199	13,669	3.9%	9.9%	10.9%	4.0%	4.3%
Depreciation and amortization	99,950	85,787	16.5%	69.7%	68.7%	28.0%	26.7%
Impairment – commercial mortgage residual interests valuation	481	256	87.9%	0.3%	0.2%	0.1%	0.1%
Impairment losses, net of recoveries	3,711	562	560.3%	2.6%	0.4%	1.1%	0.2%
Total operating expenses	$143,419	$125,081	14.7%	100.0%	100.0%	40.2%	39.1%

Interest and other income	$(67)	$(245)	(72.7)%	(0.1)%	(0.4)%	—	(0.1)%
Interest expense	65,460	63,681	2.8%	98.8%	98.6%	18.4%	19.9%
Real estate acquisition costs	$894	$1,188	(24.7)%	1.3%	1.8%	0.3%	0.4%
Total other expenses	$66,287	$64,624	2.6%	100.0%	100.0%	18.7%	20.2%

Quarter and Nine Months Ended September 30, 2015 versus Quarter and Nine Months Ended September 30, 2014
Depreciation and Amortization.   Depreciation and amortization expenses increased in amount, as a percentage of total operating expenses and as a percentage of revenues from continuing operations for the quarter and nine months ended September 30, 2015, as compared to the quarter and nine months ended September 30, 2014. The increase in expenses is primarily due to the acquisition of 190 properties with aggregate gross leasable area of approximately 2,183,000 square feet during 2015 and 221 properties with an aggregate gross leasable area of approximately 2,417,000 square feet during 2014.

Impairment Losses. NNN reviews long-lived assets for impairment whenever certain events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Events or circumstances that may occur include changes in real estate market conditions, the ability of NNN to re-lease properties that are currently vacant or become vacant, and the ability to sell properties at an attractive price. Management evaluates whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the real estate, with the carrying cost of the individual asset. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. NNN recorded $3,711,000 and $562,000 of real estate impairments during the nine months ended September 30, 2015 and 2014, respectively. During the quarter ended September 30, 2015, NNN recorded a real estate impairment recovery of $14,000 and a real estate impairment of $11,000, while during the same period in 2014 recorded a real estate impairment charge of $77,000.
Interest Expense.  Interest expense increased in amount for the quarter and nine months ended September 30, 2015, as compared to the same period in 2014. Interest expense decreased as a percentage of revenues from continuing operations but increased as a percentage of total operating expenses for the quarter and nine months ended September 30, 2015 as compared to the same period in 2014.
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

(iv)	the assumption of a mortgage in November 2014 of $14,430,000 in connection with the acquisition of Properties with an interest rate of 5.230%; and

(v)
the $31,448,000 increase in the weighted average debt outstanding on the Credit Facility for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, and a slightly lower weighted average interest rate for the nine months ended September 30, 2015, as compared to the same period in 2014.

Liquidity
General.  NNN’s demand for funds has been, and will continue to be, primarily for (i) payment of operating expenses and cash dividends; (ii) Property acquisitions and development; (iii) origination of mortgages and notes receivable; (iv) capital expenditures; (v) payment of principal and interest on its outstanding indebtedness; and (vi) other investments.
Cash and Cash Equivalents.  The table below summarizes NNN’s cash flows (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents:
Provided by operating activities	$277,982	$231,753
Used in investing activities	(495,376)	(477,743)
Provided by financing activities	209,405	249,409
Increase (decrease)	(7,989)	3,419
Net cash at beginning of period	10,604	1,485
Net cash at end of period	$2,615	$4,904

Cash provided by operating activities represents cash received primarily from Rental Income and interest income less cash used for general and administrative expenses. NNN’s cash flow from operating activities has been sufficient to pay the distributions for each period presented. The change in cash provided by operations for the nine months ended September 30, 2015 and 2014, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations.” Cash generated from operations is expected to fluctuate in the future.
Changes in cash for investing activities are primarily attributable to the acquisitions and dispositions of Properties. NNN typically uses proceeds from its Credit Facility to fund the acquisition of its Properties.

NNN’s financing activities for the nine months ended September 30, 2015, included the following significant transactions:

•	$282,400,000 in net proceeds from NNN's Credit Facility,

•	$5,409,000 in net proceeds from the issuance of 147,614 shares of common stock in connection with the Dividend Reinvestment and Stock Purchase Plan ("DRIP"),

•	$120,199,000 in net proceeds from the issuance of 3,105,502 shares of common stock in connection with the at-the-market ("ATM") equity program,

•	$14,285,000 in dividends paid to holders of the depositary shares of NNN’s Series D Preferred Stock,

•	$12,291,000 in dividends paid to holders of the depositary shares of NNN’s Series E Preferred Stock, and

•	$169,674,000 in dividends paid to common stockholders.
Contractual Obligations and Commercial Commitments. NNN has agreed to fund construction commitments on leased Properties. The improvements are estimated to be completed within 12 months. These construction commitments, as of September 30, 2015, are outlined in the table below (dollars in thousands):

Number of properties	35
Total commitment(1)	$165,832
Amount funded	$93,530
Remaining commitment	$72,302
(1) Includes land, construction costs, tenant improvements and lease costs.
As of September 30, 2015, NNN did not have any other material contractual cash obligations, such as purchase obligations, financing lease obligations or other long-term liabilities other than those reflected in the tables above and previously disclosed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in NNN's Annual Report on Form 10-K for the year ended December 31, 2014. In addition to items reflected in the tables, NNN has issued preferred stock with cumulative preferential cash distributions, as described below under “Dividends.”
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
The lost revenues and increased property expenses resulting from vacant Properties or uncollectibility of lease revenues could have a material adverse effect on the liquidity and results of operations if NNN is unable to re-lease the Properties at comparable rental rates and in a timely manner. As of September 30, 2015, NNN owned 21 vacant, un-leased Properties which accounted for approximately one percent of total Properties held in the Property Portfolio.
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

The following table outlines the dividends declared and paid for each issuance of NNN's stock (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2015	2014
Series D preferred stock(1):
Dividends	$14,285	$14,285
Per depositary share	1.242188	1.242188

Series E preferred stock(1):
Dividends	12,291	12,291
Per depositary share	1.068750	1.068750

Common stock:
Dividends	169,674	151,274
Per share	1.275	1.230
(1) The Series D and E preferred stock have no maturity date and will remain outstanding unless redeemed.
In October 2015, NNN declared a dividend of $0.435 per share which is payable in November 2015 to its common stockholders of record as of October 30, 2015.

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

Debt
The following is a summary of NNN’s total outstanding debt as of (dollars in thousands):

	September 30, 2015	Percentage of Total	December 31, 2014	Percentage of Total
Line of credit payable	$282,400	14.0%	$—	—
Mortgages payable	24,527	1.2%	26,339	1.5%
Notes payable	1,715,679	84.8%	1,714,715	98.5%
Total outstanding debt	$2,022,606	100.0%	$1,741,054	100.0%

Indebtedness.  NNN expects to use indebtedness primarily for property acquisitions and development of single-tenant retail properties, either directly or through investment interests, and mortgage and note receivables. Additionally indebtedness may be used to refinance existing indebtedness.
Line of Credit Payable. NNN's $650,000,000 revolving Credit Facility had a weighted average outstanding balance of $85,997,000 and a weighted average interest rate of 1.1% during the nine months ended September 30, 2015. The Credit Facility matures January 2019, unless the Company exercises its option to extend maturity to January 2020. The Credit Facility currently bears interest at LIBOR plus 92.5 basis points; however, such interest rate may change pursuant to a tiered interest rate structure based on NNN's debt rating. The Credit Facility also includes an accordion feature to increase the facility size up to $1,000,000,000, subject to lender approval. As of September 30, 2015, $282,400,000 was outstanding and $367,600,000 was available for future borrowings, under the Credit Facility.
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
In October 2015, NNN filed a prospectus supplement to the prospectus contained in its February 2015 shelf registration statement and issued $400,000,000 aggregate principal amount of 4.00% notes due November 2025 (the “2025 Notes”). The 2025 Notes were sold at a discount with an aggregate purchase price of $399,036,000 with interest payable semi-annually commencing on May 15, 2016. The discount of $964,000 is being amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate for the 2025 Notes after accounting for the note discount is 4.029%. NNN previously entered into four forward starting swaps with an aggregate notional amount of $300,000,000. Upon issuance of the 2025 Notes, NNN terminated the forward starting swaps resulting in a liability of $13,369,000, which was deferred in other comprehensive income. The deferred liability is being amortized to interest expense over the term of the 2025 Notes using the effective interest method.
The 2025 Notes are senior unsecured obligations of NNN and are subordinated to all secured indebtedness and to the indebtedness and other liabilities of NNN's subsidiaries. Additionally, the 2025 Notes are redeemable at NNN's option, in whole or part anytime, for an amount equal to (i) the sum of the outstanding principal balance of the notes being redeemed plus accrued interest thereon to the redemption date, and (ii) the make whole amount, if any, as defined in the supplemental indenture dated October 14, 2015, relating to the 2025 Notes.
NNN received approximately $395,336,000 of net proceeds in connection with the issuance of the 2025 Notes, after incurring debt issuance costs totaling $3,700,000 consisting primarily of underwriting discounts and commissions, legal and accounting fees, rating agency fees and printing expenses. NNN intends to use the net proceeds to repay NNN's outstanding indebtedness under its Credit Facility, to fund future property acquisitions and for general corporate purposes.

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

	Nine Months Ended September 30,
	2015	2014
Shares of common stock	147,614	300,231
Net proceeds	$5,409	$10,171
At-The-Market Offerings. NNN established an at-the-market equity program ("ATM") which allows NNN to sell shares of common stock from time to time. The following outlines NNN's ATM programs:

	2015 ATM	2013 ATM	2012 ATM
Established date	February 2015	March 2013	May 2012
Termination date	February 2018	February 2015	February 2015
Total allowable shares	10,000,000	9,000,000	9,000,000
Total shares issued at September 30, 2015	2,891,502	6,252,812	8,958,840
The following table outlines the common stock issuances pursuant to NNN's ATM equity program (dollars in thousands, except per share data):

	Nine Months Ended September 30,
	2015		2014
	2015 ATM	2013 ATM	2013 ATM
Shares of common stock	2,891,502	214,000	3,758,362
Average price per share (net)	$38.62	$39.84	$35.91
Net proceeds	$111,674	$8,525	$134,962
Stock issuance costs(1)	$1,894	$130	$2,153
(1) Stock issuance costs consist primarily of underwriters' fees and commissions, and legal and accounting fees.
No shares were issued under the 2012 ATM during the nine months ended September 30, 2015 and 2014.

Recent Accounting Pronouncements

Refer to Note 1 to the September 30, 2015, Condensed Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

NNN is exposed to interest rate risk primarily as a result of its variable rate Credit Facility and its fixed rate debt which are used to finance NNN’s development and acquisition activities, as well as for general corporate purposes. NNN’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, NNN borrows at both fixed and variable rates on its long-term debt. As of September 30, 2015, NNN had four forward starting swaps with a total notional amount of $300,000,000 to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt.
The information in the table below summarizes NNN’s market risks associated with its debt obligations outstanding as of September 30, 2015 and December 31, 2014. The table presents principal payments and related interest rates by year for debt obligations outstanding as of September 30, 2015. The table incorporates only those debt obligations that existed as of September 30, 2015, and it does not consider those debt obligations or positions which could arise after this date. Moreover, because firm commitments are not presented in the table below, the information presented therein has limited predictive value. As a result, NNN’s ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the quarter, NNN’s hedging strategies at that time and interest rates. If interest rates on NNN’s variable rate debt increased by one percent, NNN’s interest expense would have increased by approximately one percent for the nine months ended September 30, 2015.

Debt Obligations (dollars in thousands)
	Variable Rate Debt		Fixed Rate Debt
	Credit Facility		Mortgages(1)		Unsecured Debt(2)
	Debt Obligation	Weighted Average Interest Rate	Debt Obligation	Weighted Average Effective Interest Rate	Debt Obligation		Effective Interest Rate
2015	$—	—	$429	6.13%	$149,989		6.19%
2016	—	—	7,343	5.84%	—		—
2017	—	—	3,362	6.20%	249,769		6.92%
2018	—	—	623	5.23%	—		—
2019	282,400	1.13%	653	5.23%	—		—
Thereafter	—	—	12,116	5.23%	1,315,921	(3)	4.20%
Total	$282,400	1.13%	$24,526	5.40%	$1,715,679		4.77%
Fair Value:
September 30, 2015	$282,400		$24,527		$1,776,607
December 31, 2014	$—		$26,339		$1,813,439

(1) NNN's mortgages payable represent principal payments by year and include unamortized premiums.
(2) Includes NNN’s notes payable, each net of unamortized discount. NNN uses market prices quoted from Bloomberg, a third party, which is a Level 1 input, to determine the fair value.
(3) Weighted average effective interest rate for periods after 2019.

NNN is also exposed to market risks related to the Residuals. Factors that may impact the market value of the Residuals include delinquencies, loan losses, prepayment speeds and interest rates. The Residuals, which are reported at market value based upon an independent valuation, had a carrying value of $10,974,000 and $11,626,000 as of September 30, 2015 and December 31, 2014, respectively. Unrealized gains and losses are reported as other comprehensive income in stockholders’ equity. Losses considered other than temporary are reported as valuation impairments in earnings from operations if and when there has been a change in the timing or amount of estimated cash flows that leads to a loss in value.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of NNN's management, including NNN's Chief Executive Officer and Chief Financial Officer, of the effectiveness as of September 30, 2015, of the design and operation of NNN's disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

4.19
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.20
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2015, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DATED this 3rd day of November, 2015.

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

4.19
Form of Fourteenth Supplemental Indenture between National Retail Properties, Inc. and U.S. Bank National Association relating to 4.000% Notes due 2025 (filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

4.20
Form of 4.000% Notes due 2025 (filed as Exhibit 4.2 to Registrant's Current Report on Form 8-K and filed with the Securities and Exchange Commission on October 26, 2015, and incorporated herein by reference).

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

101.1
The following materials from National Retail Properties, Inc. Quarterly Report on Form 10-Q for the period ended September 30, 2015, are formatted in Extensible Business Reporting Language: (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) notes to condensed consolidated financial statements.